Form 10-K
period 2012-12-31
AFLAC INC
filed 2013-02-27
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Tokyo Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012, was $19,621,073,731.
The number of shares of the registrant’s common stock outstanding at February 19, 2013, with $.10 par value, was 467,739,570.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 6, 2013, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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
Aflac Incorporated qualifies as a large accelerated filer within the meaning of Exchange Act Rule 12b‑2. Our Internet address is aflac.com. The information on the Company's Web site is not incorporated by reference in this annual report on Form 10‑K. We make available, free of charge on our Web site, our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments thereto as soon as reasonably practicable after those forms have been electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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
Aflac offers voluntary insurance policies in Japan and the United States that provide a layer of financial protection against income and asset loss. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells voluntary supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells voluntary supplemental insurance products including products designed to protect individuals from depletion of assets (accident, cancer, critical illness/ critical care, hospital intensive care, hospital indemnity, fixed-benefit dental, and vision care plans) and loss-of-income products (life and short-term disability plans).

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 77% of the Company's total revenues in 2012, compared with 75% in 2011 and 2010. The percentage of the Company's total assets attributable to Aflac Japan was 87% at December 31, 2012, and 2011.
Results of Operations
For information on our results of operations and financial information by segment, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.
Foreign Currency Translation
For information regarding the effect of currency fluctuations on our business, see the Foreign Currency Translation and Market Risks of Financial Instruments - Currency Risk subsections of MD&A and Notes 1 and 2 of the Notes to the Consolidated Financial Statements in this report.

Insurance Premiums
The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $22.1 billion in 2012, $20.4 billion in 2011, and $18.1 billion in 2010. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2012	2011	2010
Annualized premiums in force, beginning of year	$22,472	$20,380	$17,990
New sales, including conversions	4,129	3,503	2,935
Change in unprocessed new sales	183	35	(73)
Premiums lapsed and surrendered	(2,173)	(2,204)	(2,226)
Other	(9)	(3)	15
Foreign currency translation adjustment	(1,913)	761	1,739
Annualized premiums in force, end of year	$22,689	$22,472	$20,380
Insurance - Japan
We translate Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2012	2011	2010	2012	2011	2010
Annualized premiums in force, beginning of year	$17,284	$15,408	$13,034	1,344	1,256	1,200
New sales, including conversions	2,641	2,027	1,554	211	161	136
Change in unprocessed new sales	183	35	(73)	14	3	(6)
Premiums lapsed and surrendered	(845)	(847)	(766)	(68)	(68)	(67)
Other	(112)	(100)	(80)	(9)	(8)	(7)
Foreign currency translation adjustment	(1,913)	761	1,739	0	0	0
Annualized premiums in force, end of year	$17,238	$17,284	$15,408	1,492	1,344	1,256
For further information regarding Aflac Japan's financial results, sales and the Japanese economy, see the Aflac Japan Segment subsection of MD&A in this report.

Insurance - U.S.
The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2012	2011	2010
Annualized premiums in force, beginning of year	$5,188	$4,973	$4,956
New sales, including conversions	1,488	1,476	1,382
Premiums lapsed	(1,328)	(1,357)	(1,460)
Other	103	96	95
Annualized premiums in force, end of year	$5,451	$5,188	$4,973
For further information regarding Aflac's U.S. financial results, sales and the U.S. economy, see the Aflac U.S. Segment subsection of MD&A in this report.

Insurance Products - Japan
Aflac Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs are being shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products.
Aflac Japan's product portfolio has expanded beyond traditional health-related products to include more life products. Some of the life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. Some plans, such as our WAYS product, have features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. Our child endowment product offers a death benefit until a child reaches age 18. It also pays a lump-sum benefit at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education. We believe that life insurance products provide further opportunities for us to sell our third sector cancer and medical products.
Aflac Japan's stand-alone medical product, EVER, offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction in 2002, we have expanded our suite of EVER product offerings to appeal to specific types of Japanese consumers and achieve greater market penetration. New EVER, introduced in 2009, offers enhanced surgical benefits and gender-specific premium rates. The most recent upgrade to our New EVER product, released in January 2012, includes more advanced medical treatment options than its predecessor. Gentle EVER, our non-standard medical product, is designed to meet the needs of certain consumers who cannot qualify for our base EVER plan. The most recent upgrade to our Gentle EVER product, released in July 2012, includes expanded benefits and a newly attached advanced medical care rider. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.
The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and benefits for treatment received due to internal cancer such as fixed daily benefits for hospitalization, outpatient services and convalescent care, and surgical and terminal care benefits. In March 2011, we introduced a new cancer policy, DAYS, and a bridge policy, DAYS PLUS, which upgrades older cancer policies. The enhancements in these new policies reflect the changes in cancer treatment. As the number one provider of cancer insurance in Japan, we believe this product further strengthens our brand, and most importantly, provides valuable benefits to consumers who are looking for solutions to manage cancer-related costs. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
We also offer traditional fixed-income annuities and care policies. For additional information on Aflac Japan's products and composition of sales, see the Aflac Japan Segment subsection of MD&A in this report.
Insurance Products - U.S.
We design our U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Most of our U.S. policies are individually underwritten and marketed through independent agents. Additionally, we started to market and administer group insurance products in 2009.
Our individually issued policies are portable and pay regardless of other insurance. Most products' benefits are paid in cash directly to policyholders; therefore, our customers have the opportunity to use this cash to help with expenses of their choosing. Our individually issued health insurance plans are typically guaranteed-renewable for the lifetime of the policyholder (to age 75 for short-term disability policies). Our group insurance policies are underwritten on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract or upon termination of the master policy group contract.
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

Aflac U.S. offers coverage for critical illnesses on both an individual and group basis. These policies are designed to protect against losses resulting from critical illnesses such as heart attack, stroke, or cancer. We offer cancer coverage on an individually underwritten basis; critical illness/critical care policies on both an individual and group basis; critical care and recovery (formerly called specified health event) on an individual basis; and hospital intensive care plans on an individual basis.

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Our hospital indemnity products may provide fixed daily benefits for hospitalization due to accident or sickness, or just sickness alone. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic expenses, are also available.

Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. Aflac U.S. also offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight. Vision Now includes coverage for corrective eye materials and exam benefits. Aflac U.S. offers term and whole-life policies and short-term disability benefits on both an individual and group basis.

For additional information on Aflac's U.S. products and composition of sales, see the Aflac U.S. Segment subsection of MD&A in this report.
Distribution - Japan
The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents' activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 34.7% of new annualized premium sales in 2012, compared with 44.0% in 2011 and 51.1% in 2010. Affiliated corporate agencies are formed when companies established subsidiary businesses to sell our insurance products to their employees as part of a benefit package, and then expanded to sell our products to suppliers and customers. These agencies help us reach employees at large worksites, and some of them are also successful in approaching customers outside their business groups. Affiliated corporate agencies contributed 18.5% of new annualized premium sales in 2012, compared with 25.1% in 2011 and 31.0% in 2010. During 2012, we recruited more than 3,200 new sales agencies. As of December 31, 2012, Aflac Japan was represented by more than 18,400 sales agencies, with more than 125,200 licensed sales associates employed by those agencies. We believe that new agencies will continue to be attracted to Aflac Japan's high commissions, attractive products, superior customer service and strong brand image.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell our type of insurance products to their customers. By the end of 2012, we had agreements with 372 banks, approximately 90% of the total number of banks in Japan, to sell our products. We have significantly more banks selling our third sector insurance products than any of our competitors. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage, particularly starting when this channel opened up for our products. Banks contributed 45.6% of Aflac Japan new annualized premium sales in 2012, compared with 28.9% in 2011 and 14.6% in 2010.

For additional information on Aflac Japan's distribution, see the Aflac Japan Segment subsection of MD&A in this report.
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

We concentrate on marketing our insurance products at the worksite. This method offers policies to individuals through employment, trade and other associations. Historically, our policies have been individually underwritten with premiums generally paid by the employee. Additionally, Aflac's individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. With our brokerage sales expansion and the acquisition of CAIC, branded as Aflac Group Insurance, we offer group voluntary insurance products desired by many large employers. These products are sold on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract.

Worksite marketing enables sales associates and brokers to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

At the end of 2012, our distribution network comprised more than 76,400 licensed sales associates and brokers. To enhance the recruiting of sales associates, the bonus structure for our state and regional coordinators incorporates a people development component. In addition, we hold national recruiting contests to incentivize producer recruitment. We also partner with our field offices for recruiting workshops that focus on improving coordinator productivity by emphasizing candidate sourcing, interviewing, and contract acceptance.
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

In 2012 we launched Aflac Benefits Solutions (ABS), a separate subsidiary focused on providing dedicated and specialized services to our largest broker relationships. ABS is designed to foster new and expanded partnerships supported by an experienced national team of business developers. As the market leader in voluntary insurance, Aflac will help enable the largest benefits brokerage firms to offer a more compelling suite of offerings to large employers.

For additional information on Aflac's U.S. distribution, see the Aflac U.S. Segment subsection of MD&A in this report.
Competition - Japan
In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest life insurer in Japan in terms of individual policies in force. As of December 31, 2012, we exceeded 22 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 14 million cancer policies in force as of December 31, 2012. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2012. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, expansive marketing system (see Distribution - Japan above) and product expertise.
We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we believe our products stand out for their value to consumers.
In addition to third sector products, in 2011 and 2012, Aflac Japan experienced substantial growth in sales of life insurance products such as WAYS (described in the Products section of this report). These sales were generated largely through the bank channel. The market for ordinary life products is highly competitive. We will continue to pursue the development and marketing of specialty products that meet specific needs within the general life insurance market.

Competition - U.S.
Aflac competes against several voluntary supplemental insurance carriers on a national and regional basis. We believe our policies, premium rates, and sales commissions are competitive by product type. Moreover, we believe that Aflac products are distinct from competitive offerings given our product focus (including features, benefits, and our claims service model), distribution capabilities, and brand awareness. For many companies with which we compete, voluntary supplemental insurance products are sold as a secondary business. For Aflac, supplemental insurance products are our primary business and are sold via a large distribution network of independent sales associates and brokers. Aflac's advertising campaigns have increased our name awareness and understanding by consumers and businesses of the value our products provide.

Both private and publicly-traded insurers offer major medical insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis to accounts that are both fully and self-insured. The federal and state governments also pay substantial costs of medical treatment through various programs. Major medical insurance generally covers a substantial portion of the medical expenses incurred by an insured. Aflac policies are designed to provide coverage that supplements major medical insurance by paying cash directly to the policyholder to use for expenses their major medical insurance is not designed to cover. Thus, we do not compete directly with major medical insurers. Any reduction of coverage, increase in employee participation costs, or increased deductibles and copayments by major medical commercial or government insurance carriers could favorably affect our business opportunities. With the implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (PPACA), we anticipate a larger burden of the cost of care will be borne by some consumers, potentially creating a favorable impact on key markets for Aflac products. We also expect the PPACA potentially will result in a more competitive landscape for Aflac, as major medical carriers face profitability erosion in some of their core lines of business and seek competitive entry into Aflac's supplemental product segments to offset this impact.

Investments and Investment Results
Net investment income was $3.5 billion in 2012, $3.3 billion in 2011 and $3.0 billion in 2010. The growth rate of net investment income has been negatively impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan's life insurance industry has contended with low investment yields for a number of years. For information on our investments and investment results, see the Insurance Operations and Analysis of Financial Condition sections of MD&A and Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements in this report.

Regulation - Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan's Financial Services Agency (FSA). Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held-to-maturity is different; policyholder protection corporation obligations are not accrued; premium income is recognized on a cash basis; and different consolidation criteria apply to variable interest entities. Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $3.9 billion at December 31, 2012, compared with $2.7 billion at December 31, 2011.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA has applied a revised method of calculating the solvency margin ratio (SMR) for life insurance companies as of fiscal year-end 2011 (March 31, 2012). The FSA had commented that the revision would generally reduce life insurance companies' solvency margin ratios to approximately half the level of those reported under the former calculation method. As of December 31, 2012, Aflac Japan's solvency margin ratio was 669.1% using the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan's relative position within the industry has not materially changed.

We typically repatriate a portion of Aflac Japan's annual earnings, as determined on a Japanese regulatory accounting basis, annually to Aflac U.S. provided that Aflac Japan has adequately protected policyholders' interests as measured by its SMR. These repatriated profits represent a portion of Aflac Japan's after-tax earnings reported to the FSA on a March 31 fiscal year basis. The FSA may not allow profit repatriations to Aflac U.S. if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. In the near term, we do not expect these requirements to adversely affect the funds available for profit repatriations, nor do we expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company.
In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operations in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. At the current time, it is not possible to predict with any degree of certainty what impact, if any, this legislation will have on Aflac Japan's operations. Regardless, we believe that postal reform is unlikely to change Aflac Japan's relationship with Japan Post.

The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection Corporation subsection of MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.
As a branch of our principal insurance subsidiary, Aflac Japan is also subject to regulation and supervision in the United States (see Regulation - U.S.). For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan Segment subsection of MD&A and Notes 2 and 12 of the Notes to the Consolidated Financial Statements in this report.
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
The insurance laws of Nebraska that govern Aflac's activities provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, the Parent Company) must generally file with the Nebraska Department of Insurance an application for change of control containing certain information required by statute and published regulations and provide a copy to Aflac. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company's other insurance subsidiaries, Aflac New York and CAIC.
Additionally, the National Association of Insurance Commissioners (NAIC) continually reviews regulatory matters and recommends changes and revisions for adoption by state legislators and insurance departments.
The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2012, based on year-end statutory accounting results, Aflac's company action level RBC ratio was 630%.

New federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by the U.S. Congress and signed into law by the President. For example, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (PPACA), federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes, directed toward major medical health insurance coverage which Aflac does not offer, have already begun and will continue to be phased in over the next several years. We believe that the PPACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.
In 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including potentially insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve System (the Board), including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. In April 2012, the Council released a final rule describing the general process the Council will follow in determining whether to designate a nonbank financial company for supervision by the Board. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. We believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

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
Employees
As of December 31, 2012, Aflac Japan had 4,349 employees, Aflac U.S. had 4,324 employees, and our other operations, the Parent Company and printing subsidiary, had 292 employees. We consider our employee relations to be excellent.
Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac; Chief Executive Officer, Aflac Incorporated and Aflac	61

Paul S. Amos II	President, Aflac; Chief Operating Officer, U.S. Operations, Aflac	37

Koji Ariyoshi	Executive Vice President, Director of Marketing and Sales, Aflac Japan, since January 2012; First Senior Vice President, Director of Marketing and Sales, Aflac Japan, from January 2010 until January 2012; Senior Vice President, Deputy Director of Marketing and Sales, from October 2008 until January 2010; Executive Director, AXA Life Insurance Company Ltd., until October 2008	59

Susan R. Blanck	Executive Vice President, Corporate Actuary, Aflac, since January 2011; Executive Vice President, Aflac Japan, since March 2012; First Senior Vice President, Aflac Japan, from June 2008 until March 2012; Senior Vice President, Corporate Actuary, Aflac, until January 2011	46

Kriss Cloninger III	President, Aflac Incorporated; Chief Financial Officer, Aflac Incorporated and Aflac; Treasurer, Aflac Incorporated; Executive Vice President, Aflac	65

Masahiko Furutani	Executive Vice President, Planning, Administration Management, Customer Services Promotion, Actuarial Product Development, Corporate Actuarial, Financial Management, Financial Accounting, Investment Risk Management, Investments, and Compliance Promotion, Aflac Japan, since April 2012; Executive Director, Mizuho Bank, from April 2011 until March 2012; Senior Vice President, Mizuho Bank, from April 2009 until March 2011; General Manager, Mizuho Bank, from April 2007 until March 2009	55

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since November 2010; Treasurer, Aflac, since February 2011; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since March 2010; Vice President, Financial Services, Aflac, from June 2009 until March 2010; Head of IFRS and U.S. GAAP for ING's U.S. operations until June 2009	46

Kenneth S. Janke Jr.	Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since October 2010; Senior Vice President, Investor Relations, Aflac Incorporated, until October 2010	54

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since July 2012; First Senior Vice President, Global Chief Investment Officer, Aflac, from November 2011 until July 2012; Managing Director, Global Head of Insurance Asset Management, Goldman Sachs Asset Management, until November 2011	52

Charles D. Lake II	Chairman, Aflac Japan, since July 2008; Vice Chairman, Aflac Japan, until July 2008	51

Joey M. Loudermilk	Executive Vice President, General Counsel, Aflac Incorporated and Aflac; Director, Legal and Governmental Relations, Aflac; Corporate Secretary, Aflac Incorporated and Aflac, until January 2012	59

Audrey B. Tillman	Executive Vice President, Corporate Services, Aflac Incorporated, since January 2008; Senior Vice President, Corporate Services, Aflac Incorporated, until January 2008	48

Tohru Tonoike	President, Chief Operating Officer, Aflac Japan	62

NAME	PRINCIPAL OCCUPATION(1)	AGE
Teresa L. White	Executive Vice President, Chief Service Officer, Aflac, since October 2012; Executive Vice President, Chief Administrative Officer, Aflac, from March 2008 until October 2012; Senior Vice President, Deputy Chief Administrative Officer, Aflac, until March 2008	46

Robin Y. Wilkey	Senior Vice President, Investor and Rating Agency Relations, Aflac Incorporated, since October 2010; Vice President, Investor Relations, Aflac Incorporated, until October 2010	54

Hiroshi Yamauchi
Executive Vice President, Planning, Government Affairs & Research, Legal, Risk Management, Human Resources, General Affairs, Infrastructure Services, User Services, System Development, IT Administration Management, and  IT Strategic Project Promotion, Aflac Japan, since January 2012; First Senior Vice President, Planning, Government Affairs & Research, Legal, Risk Management, Human Resources, General Affairs, Infrastructure Services, User Services, System Development, IT Administration Management, and  IT Strategic Project Promotion, Aflac Japan, from January 2011 until January 2012; First Senior Vice President, Planning, Government Affairs and Research, Legal, Risk Management, and Compliance Promotion, Aflac Japan, from January 2010 until January 2011; First Senior Vice President, Chief Administrative Officer, Aflac Japan, until January 2010
		61

Michael W. Zuna	Executive Vice President, Chief Marketing and Sales Officer, Aflac, since June 2012; Senior Vice President, Chief Marketing Officer, Aflac, from October 2010 until June 2012; Vice President, Marketing, Aflac, from September 2009 until October 2010; Managing Director, Saatchi & Saatchi NY, from January 2008 until September 2009	44
(1)Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

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
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in the United States and Japan and elsewhere. Global capital markets experienced extreme disruption during the latter part of 2008 and much of 2009 driven by concerns with overall economic conditions originating largely from the U.S. mortgage and housing market. Economic risks continued to rise as business and consumer confidence declined amid concerns with the availability and cost of credit, the weak U.S. mortgage market, and a declining real estate market in the United States. Rising energy costs, volatile commodity prices, increasing unemployment and geopolitical issues further contributed to the extreme volatility of this period. This financial market volatility resulted in a dramatic reduction in the availability of credit and substantially increased the cost of borrowing.
As the financial crisis continued, beginning in early 2010, the risk of sovereign defaults or restructurings, combined with decreased valuations and reduced liquidity for certain entities in the European banking sector, negatively impacted securities issued by these entities. Although recent actions by the European Central Bank (ECB) and other Euro-wide institutions have helped reduce many of the major risk fears of investors, these developments continue to impact the market for financial products. Many European economies are projected to remain in recession in 2013 as the austerity programs required to appease markets start to take hold. As we hold in our investment portfolio a significant amount of fixed maturity and perpetual securities, including a large portion issued by banks and financial institutions, sovereigns and other corporate borrowers based throughout Europe, our financial condition could be adversely affected by these developments. A continuation or worsening of the European crisis could adversely affect our capital position and our overall profitability. Recessionary pressures could result in an increase in credit losses due to severe price declines of our portfolio, default in payment of interest, and credit rating downgrades.

We need liquidity to pay our operating expenses, dividends on our common stock, interest on our debt, and liabilities. For a further description of our liquidity needs, including maturing indebtedness, see Item 7 of this Form 10-K - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity. In the event our current resources do not meet our needs, we may need to seek additional financing. Our access to additional funding will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and our credit rating. Should investor concern with the European sovereign crisis increase overall market volatility and reduce access to market financing, we could be severely impacted given our large exposure to European securities in our investment portfolio. There is a possibility that lenders or debt investors may develop a negative perception of us if we incur large investment losses or if the level of our business activity decreases due to a market downturn or there are further adverse economic trends in the United States or Japan. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
Broad economic factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as ours that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead our customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage, which could adversely affect our premium revenue, results of operations and financial condition. We are unable to predict the likely duration and severity of the current disruptions in financial markets and adverse economic conditions in the United States, Japan and other countries, which may have an adverse effect on us, in part because we are dependent upon customer behavior and spending.

The effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally, or on us specifically, is difficult to determine at this time.
In response to the severity of the financial crisis affecting the banking system and financial markets and concern about financial institutions' viability, numerous regulatory and governmental actions have been taken or proposed. In the United States, this includes aggressive expansionary monetary policy actions by the Federal Reserve, including conventional measures such as reducing the Federal Funds rate to near zero, and less conventional measures such as expanding the eligible collateral for loans and multiple rounds of quantitative easing. The result of the actions of the Federal Reserve has been to keep interest rates, as measured by the U.S. Treasury curve and other relevant market rates, at very low levels for an extended period of time in an attempt to stimulate the economy.

As many of these steps by the Federal Reserve are unprecedented, considerable risks exist surrounding the amount of monetary stimulus provided. These risks could include heightened inflation, increased volatility of interest rates, significantly higher interest rates, and overall increased volatility in the fair value of investment securities. These factors could negatively impact our business by reducing the value of our existing portfolio, negatively impacting our opportunities for new investments as the risk of new credit investments is heightened and market volatility increases, increasing the risk of default in our credit portfolio, and reducing the demand for our products should the broader economy be negatively impacted by withdrawal of monetary stimulus.

The ECB has undertaken a series of steps designed to mitigate the effects of the European Sovereign Debt crisis. These steps include reductions in the main lending rate, and introduced a long-term refinancing operation (LTRO). The program provides collateralized three-year low interest loans to financial institutions to provide much needed liquidity to Eurozone financial institutions. During August of 2012, the ECB announced further steps through a program they labeled Outright Monetary Transactions (OMT). This program would involve the ECB buying on a potentially unlimited basis government bonds issued in the secondary market by those European sovereign nations requesting official aid from the European Financial Stability Fund.

Several European governments have passed resolution regime legislation that provides regulators with expanded powers intended to limit the negative impact of large bank failures and protect depositors and taxpayers from further losses. Some of these powers enable the regulator to impose "burden sharing" upon all providers of capital, including senior unsecured lenders. Burden sharing imposes losses on investments in going-concern issuers as a result of an involuntary change in terms or a reduction in principal or interest. Currently, this legislation is in effect in a few Euro area countries, but it may be adopted across the Euro area in the coming years.

Many of these governmental interventions have helped create an environment of extremely low interest rates for an extended period of time. There can be no assurance as to the effect that these governmental actions, other governmental actions taken in the future, or the ceasing of these governmental actions will have on the financial markets generally or on our competitive position, business and financial condition.
Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and perpetual securities in our investment portfolio may reduce our earnings.
We are subject to the risk that the issuers, guarantors, and/or counterparties of fixed maturity securities and perpetual securities we own may default on principal, interest and other payments they owe us. A significant portion of our portfolio represents an unsecured obligation of the issuer. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay our holdings. This can include changes in the global economy, the company's assets, strategy, or management, shifts in the dynamics of the industries in which they compete, their access to additional funding, and the overall health of the credit markets. Factors unique to our securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of our holdings.
Most of our holdings carry a rating by one or more of the Nationally Recognized Statistical Rating Organizations (NRSROs, or “rating agencies”). Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our portfolio. We also employ a team of credit analysts globally to monitor the creditworthiness of the issuers in our portfolio. Any credit-related declines in the fair value of positions held in our portfolio we believe are not temporary in nature will negatively impact our net income through impairment and other credit related losses.
We are also subject to the risk that any collateral providing credit enhancement to our positions could deteriorate. These instruments include loan-backed securities such as: collateralized debt obligations (CDOs) and mortgage-backed securities (MBS), where the underlying collateral notes may default on principal, interest, or other payments, causing an adverse change in cash flows to the positions held in our investment portfolio.
Our portfolio includes holdings of perpetual securities. Most of these are issued by global banks and financial institutions. Following the financial crisis, rating agencies have been reviewing and modifying the rating criteria for financial institutions. This has caused multiple downgrades of many bank and financial issuers, but perpetual securities have been more negatively impacted as their lower position in the capital structure represents relatively more risk than other more senior obligations of the issuer. Further downgrades of issuers of securities we own will have a negative impact on our portfolio and could reduce our earnings.
We are exposed to sovereign credit risk through instruments issued directly by governments and government entities as well as banks and other institutions that rely in part on the strength of the underlying government for their credit quality. Many governments, especially in Europe, have been subject to rating downgrades due to reduced economic activity, increased fiscal spending, and investment needed to support banks or other systematically important entities. Further downgrades will have a negative impact on our portfolio and could reduce our earnings.
In addition to our exposure to the underlying credit strength of various issuers of fixed maturity and perpetual securities, we are also exposed to credit spreads, primarily related to market pricing and variability of future cash flows associated with credit spreads. A widening of credit spreads could reduce the value of our existing portfolio and create unrealized losses on our investment portfolio. This could, however, increase the net investment income on new credit investments. Conversely, a tightening of credit spreads could increase the value of our existing portfolio and create unrealized gains on our investment portfolio. This could reduce the net investment income available to us on new credit investments. Increased market volatility also makes it difficult to value certain of our investment holdings (see the Critical Accounting Estimates section in Item 7 of this Form 10-K - Management's Discussion and Analysis).
For more information regarding credit risk, see the Market Risks of Financial Instruments - Credit Risk subsection of Item 7 of this Form 10-K (Management's Discussion and Analysis).

The impairment of other financial institutions' creditworthiness could adversely affect us.
We have exposure to and routinely execute transactions with counterparties in the financial services industry, including broker dealers, commercial banks and other institutions. Additionally, one of the largest sector concentrations in our investment portfolio is banks and financial institutions. Many of these transactions expose us to credit risk in the event of default of the obligor or the counterparty. Any losses or impairments to the carrying value of these assets may materially and adversely impact our business and results of operations. Further, we have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2012, we had agreements with 372 banks to market Aflac's products in Japan. Sales through these banks represented 45.6% of Aflac Japan's new annualized premium sales in 2012. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.
We are subject to certain risks as a result of our investments in perpetual securities.
As of December 31, 2012, we held $4.2 billion of perpetual securities, at amortized cost, which represented 3.8% of our total portfolio of debt and perpetual securities. Perpetual securities have characteristics of both debt and equity instruments. These securities do not have a stated maturity date, but generally have a stated interest coupon that was fixed at the time of issuance but then changes to a floating rated security at some predetermined date. Most perpetual securities have call features including the ability of the issuer to retire the debt at par upon the change to a floating rate security. Generally, the mechanics of the floating rate change were intended at the time of issuance to incent the borrower to call the instrument, having the effect of creating an expected economic maturity date. We believe many of the issuers of our perpetual securities will call the instruments upon a change in payment structure but there are no assurances the issuers will do so. Further, there can be no assurance the issuers will have the ability to repay the outstanding principal amount.
Perpetual securities may contain provisions allowing the borrower to defer paying interest for a time. In some cases, we have contractual provisions that stipulate any deferred interest payment accumulates for our benefit and must be paid in the future. There is no assurance such issuers will not choose to defer making payments or will be able to honor a cumulative deferral feature.

There is also a risk that the accounting for these perpetual securities could change in a manner that would have an adverse impact on the reporting for these securities. At the date of filing this Form 10-K, the SEC does not object to the use of a debt impairment model for impairment recognition of these securities as long as there is no significant deterioration in the credit condition of the perpetual securities. The debt impairment model allows the holder to consider whether or not interest and principal payments will be received in accordance with contractual terms and the holder's intent and ability to hold the perpetual security until there is a recovery in value. The equity impairment model, by contrast, looks at the length of time a security's fair value has been below its cost basis and the percentage decline to determine whether an impairment should be recorded, without consideration to the holder's intent and ability to hold the security until recovery in value. The Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) are also working on the financial instruments project which addresses classification and measurement, impairment and hedging. The IASB exposed for comment limited amendments to International Financial Reporting Standards (IFRS) 9 regarding classification and measurement in November 2012. In December 2012, the FASB issued an exposure draft proposing a new impairment model. The revisions will cause investment losses to be recognized sooner and will result in changes in the classification and measurement of certain types of investments. The ultimate outcome and timing of these events is uncertain at this time. The adoption of IFRS and/or the effects of accounting standards convergence could significantly alter the presentation of our financial position and results of operations in our financial statements. The outcome and timing of this project is uncertain but could result in changes to the current accounting model for perpetual securities, including the possible recognition of some or all of unrealized losses through earnings rather than equity. Although this change would not affect total shareholders' equity as the unrealized loss is already recorded in shareholders' equity, it would reduce net income in the period the change occurred and in future periods. Statutory accounting principles account for these securities using the debt model. Additionally, these securities are carried at amortized cost for statutory reporting purposes, with the exception of any securities that are assigned the lowest NAIC rating (i.e. NAIC 6) or are determined to be impaired (i.e. the issuer will not be able to pay interest and principal as contractually due). Should the statutory accounting requirements change regarding the method of recognizing impairments or the values at which the securities should be carried in the financial statements, it could adversely affect our statutory capital, depending upon the changes adopted.
The valuation of our investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
The vast majority of our financial instruments are subject to the fair value classification provisions under GAAP, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuations, and relates to our investment securities classified as available for sale in our investment portfolio, which comprised $61.6 billion (52%) of our total cash and invested assets at December 31, 2012. In accordance with GAAP, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). It gives the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority represents unobservable inputs supported by little or no market activity and that reflect the reporting entity's understanding about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.
At December 31, 2012, approximately 20%, 75% and 5% of our total available-for-sale securities represented Level 1, Level 2 and Level 3 securities, respectively. During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of the securities in our investment portfolio, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In addition, prices provided by independent pricing services and independent broker quotes can vary widely even for the same security. In such cases, more securities may be transferred to Level 3 from Levels 1 and 2.
As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Further, the Company has entered into an agreement with an independent third party to value certain securities within our investment portfolio, primarily perpetual and privately issued holdings. These securities are currently being valued using a discounted cash flow pricing model and are classified as Level 2. We expect to receive valuation information from the third party to be evaluated by management by the end of the first quarter of 2013. At this time, it is not possible to estimate the impact of this new valuation approach. Changes in value may have a material effect on our financial condition and results of operations.

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
An investment in a fixed maturity or perpetual security is impaired if the fair value falls below book value. We regularly review our entire investment portfolio for declines in value. For our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at fair value in the statement of financial condition and record any unrealized gain or loss in the value of the asset in accumulated other comprehensive income. For our held-to-maturity portfolio, we report the investments at amortized cost. The determination of whether an impairment in value is other than temporary is based largely on our evaluation of the issuer's creditworthiness. Our team of experienced credit professionals must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include the overall level of interest rates, credit spreads, the credit quality of the underlying issuer, and other factors. If we determine it is unlikely we will recover our book value of the instrument prior to our disposal of the security, we will reduce the carrying value of the security to its fair value and recognize any associated impairment loss in our consolidated statement of earnings.
Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security's decline in fair value coupled with the length of time the fair value of the security has been below amortized cost and the financial condition and near-term prospects of the issuer.
Our management updates its evaluations regularly as conditions change and as new information becomes available and reflects impairment losses in the Company's income statement when considered necessary. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

Lack of availability of acceptable yen-denominated investments could adversely affect our profits.
We attempt to match the duration of our assets with our liabilities and for Aflac Japan this can be very challenging due to the fact that the Japan investment marketplace is not very broad or deep. Historically, the Company has been heavily focused on investing cash flows in Japanese Government Bonds (JGBs), and utilizing private placement and perpetual securities to extend the duration of the investment portfolio. The investment in private placements and perpetual securities has led to increased risks associated with illiquidity. Starting in the third quarter of 2012, the Company augmented its investment strategy to include U.S. securities which are then hedged back to yen. This strategy is meant to improve diversification, income yields and liquidity. As of December 31, 2012, the Company held approximately $7.0 billion in U.S. fixed income securities, at amortized cost, and approximately $7.0 billion of notional in foreign currency forwards to hedge the related currency risks. This strategy has led to economic risk associated with the roll-over of the currency forwards which hold tenors that are shorter than the corresponding hedged U.S. securities. This risk can significantly impact the Company's consolidated financial position and earnings.

The concentration of our investment portfolios in any particular single-issuer or sector of the economy may have an adverse effect on our financial position or results of operations.
Negative events or developments affecting any particular single issuer, industry, group of related industries or geographic sector may have a greater adverse effect on our investment portfolios to the extent that the portfolios are concentrated rather than diversified. Therefore, the degree of concentration of our investment portfolios in any particular single issuer, industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Beginning in 2005, we have generally limited our investment exposures to individual issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japanese and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this guidance was adopted, or exposures that may exceed this threshold from time to time through merger and consolidation activity, are not automatically reduced through sales of the issuers' securities but rather are reduced over time consistent with our investment policy. At December 31, 2012, with the exception of investments in JGBs, we did not have any single-issuer investments that exceeded the upper bound of our investment risk exposure limits, which is considered to be 10% of total adjusted capital (TAC) on a U.S. statutory accounting basis. At December 31, 2012, approximately 18% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector.

For further details on the concentrations within our investment portfolios see the Analysis of Financial Condition section of MD&A in this report.

Our concentration of business in Japan poses risks to our operations.
Our operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 77% of our total revenues for 2012, compared with 75% in 2011 and 2010. The Japanese operations accounted for 87% of our total assets at December 31, 2012 and 2011. The Bank of Japan's January 2013 Monthly Report of Recent Economic and Financial Developments stated that Japan's economic activity as of the end of 2012 remains relatively weak. The report projected that Japan's economy is expected to level off more or less for the time being, and thereafter, it will return to a moderate recovery path as domestic demand remains resilient and overseas economies gradually emerge from the deceleration phase. Exports are expected to decrease at a reduced pace for the time being and start picking up thereafter, housing investment is expected to continue to generally increase, public investment is expected to continue trending upward, and private consumption is expected to remain resilient.

Further, because of the concentration of our business in Japan and our need for long-dated yen denominated assets, we have a substantial concentration of JGBs in our investment portfolio. As such we have material exposure to the Japanese economy, geo-political climate, political regime, and other elements that generally determine a country's creditworthiness.

We seek to match the investment currency and interest rate risk to our yen liabilities. The low level of interest rates available on yen securities has a negative effect on our overall net investment income. A large portion of the cash available for reinvestment each year is deployed in yen-denominated instruments and subject to the low level of yen interest rates.

Any potential deterioration in Japan's credit quality, market access, the overall economy of Japan, or Japanese market volatility could adversely impact the business of Aflac Japan and our related results of operations and financial condition.

Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. Aflac Japan's premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income. As a result, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. Foreign currency translation also impacts the computation of our risk-based capital ratio because Aflac Japan is consolidated in our U.S. statutory filings due to its status as a branch. Our required capital, as determined by the application of risk factors to our assets and liabilities, is proportionately more sensitive to changes in the exchange rate than our total adjusted capital. As a result, when the yen strengthens relative to the dollar, our risk-based capital ratio is suppressed. We engage in certain foreign currency hedging activities for the purpose of hedging the yen exposure to our net investment in our branch operations in Japan. These hedging activities are limited in scope and we cannot provide assurance that these activities will be effective.

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
For more information regarding foreign currency risk, see the Currency Risk subsection within the Market Risks of Financial Instruments section of MD&A in this report.

For more information regarding foreign currency risk, see the Currency Risk subsection within the Market Risks of Financial Instruments section of MD&A in this report.

We are subject to various risks associated with increased derivative activities.

We use derivative instruments to mitigate various risks associated with our investment portfolio and notes payable. We enter into a variety of agreements involving assorted instruments including forward contracts, interest rate and currency swaps. To provide additional alternatives to increase our overall portfolio yield while managing our overall currency risk, in the third quarter of 2012, we began investing most of the investable cash flow generated by Aflac Japan into U.S. dollar-denominated investment grade public bonds and hedging these bonds to yen through the use of currency forward contracts. At December 31, 2012, we were hedging approximately $7.0 billion of notional through this program. The derivative forward contracts are of a shorter maturity than the hedged bonds which creates roll-over risks within the hedging program. Due to changes in market environments, there is a risk the hedges become ineffective and lose the corresponding hedge accounting treatment. Further, the Company only holds a certain number of executed International Swaps and Derivatives Association (ISDA) master agreements so our ability to diversify derivative counterparties is currently limited. At December 31, 2012, we held interest rate and cross-currency swaps of $1.3 billion notional associated with our notes payable, and currency forwards of approximately $7.0 billion notional associated with the Company's fair value hedging program. As such, the Company's increased use of derivatives has increased financial exposures to our current derivative counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments our hedges of the risks will be ineffective. Further, if markets move negatively to our hedging position, the Company may be required to post collateral to support the derivative contracts and/or pay cash to settle the contracts at maturity which could strain the Company's liquidity. All of these risks could adversely impact our consolidated results of operations and financial condition.

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

We are exposed to significant interest rate risk, which may adversely affect our results of operations, financial condition and liquidity.
We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, such as those experienced in Japan and the United States during recent years, have reduced the level of investment income earned by the Company. Our overall level of investment income will be negatively impacted if a low-interest-rate environment persists. While we generally seek to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities. Our exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time our products were priced and the related reserving assumptions were established. A rise in interest rates could improve our ability to earn higher rates of return on funds that we reinvest. Conversely, a decline in interest rates could impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. Further, changes in interest rates have direct impacts on the values of fixed securities in our investment portfolio; however, they do not have direct impact on the related valuation of the corresponding liabilities.
We also have exposure to interest rates related to the value of the substantial investment portfolios that support our policy liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk of future increases in interest rates because of an increasing proportion of our investment portfolio includes investments that bear low rates of return. A rise in interest rates could increase the net unrealized loss position of our debt and perpetual securities. Conversely, a decline in interest rates could decrease the net unrealized loss position of our debt and perpetual securities. While we generally invest our assets to match the duration and cash flow characteristics of our policy liabilities, and therefore would not expect to realize most of these gains or losses, our risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, reduce the effectiveness of this strategy and either cause us to dispose of some or all of these investments prior to their maturity, or cause the issuers of these securities to default, both of which could result in our having to recognize such gains or losses.
Rising interest rates also negatively impact the solvency margin ratio since unrealized losses on the available-for-sale investment portfolio are included in the calculation. While we closely monitor the solvency margin ratio and have taken steps to reduce the sensitivity of Aflac Japan's available-for-sale portfolio to increases in interest rates, there is no assurance that these measures will be fully effective, particularly for sharp increases in interest rates.
Significant changes in interest rates could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, changes in unrealized positions, and liquidity.
For more information regarding interest rate risk, see the Interest Rate Risk subsection within the Market Risks of Financial Instruments section of MD&A in this report.

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
The ability of Aflac to pay dividends or make other payments to the Parent Company could also be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on Aflac's capitalization level. Any inability of Aflac to pay dividends or make other payments to the Parent Company could have a material adverse effect on our financial condition and results of operations. There is no assurance that the earnings from, or other available assets of, our operating subsidiaries will be sufficient to make distributions to us to enable us to operate.
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

New federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by the U.S. Congress and signed into law by the President. For example, the PPACA, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes, directed toward major medical health insurance coverage which Aflac does not offer, have already begun and will continue to be phased in over the next several years. We believe that the PPACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.
In 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including potentially insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board of Governors of the U.S. Federal Reserve System (the Board), including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. In April 2012, the Council released a final rule describing the general process the Council will follow in determining whether to designate a nonbank financial company for supervision by the Board. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. The director of the Federal Insurance Office has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. We believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

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
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on the business of insurance companies. On an ongoing basis NRSROs review the financial performance and condition of insurers and may downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer's control.
In addition to financial strength ratings, various NRSROs also publish ratings on our debt. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner and are important factors in our ability to access liquidity in the debt markets. Downgrades in our credit ratings could have a material adverse effect on our financial condition and results of operations in many ways, including adversely limiting our access to capital markets, increasing the cost of debt, and causing termination of certain derivative agreements.
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
A downgrade in any of these ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness and the marketability of our products which could negatively impact our liquidity, operating results and financial condition. Additionally, sales through the bank channel in Japan could be adversely affected as a result of their reliance and sensitivity to ratings levels.
We cannot predict what actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without any notice by any NRSRO.

The success of our business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology.
Our business depends in large part on our technology systems for interacting with employers, policyholders, sales associates, and brokers, and our business strategy involves providing customers with easy-to-use products to meet their needs and ensuring employees have the technology in place to support those needs. Some of our information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards (including adequate business continuity procedures). We are in a continual state of upgrading and enhancing our business systems; however, these changes are always challenging in our complex integrated environment. Our success is dependent in large part on maintaining or improving the effectiveness of existing systems and continuing to develop and enhance information systems that support our business processes in a cost-efficient manner.
Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information. Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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
The FASB and IASB have announced their commitment to achieving a single set of high-quality global accounting standards, and the SEC continues to encourage the convergence of U.S. GAAP and IFRS in order to narrow the differences between the two sets of standards. In 2010, the SEC announced a work plan, the results of which would aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this work plan is consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. In October 2010, the SEC issued its first progress report on the work plan, summarizing the objectives as well as the efforts and preliminary observations as of that time. In November 2011, the SEC released two staff papers. The papers help to address whether IFRS has developed sufficiently enough to be used in the United States. These papers were designed to aid the SEC in determining whether or not to incorporate IFRS into the U.S. financial reporting system. For the insurance industry, key components of the convergence between U.S. GAAP and IFRS have yet to be clarified. In 2012, the SEC issued the final report which stated that adopting IFRS would present challenges and that the majority of the U.S. capital market participants did not support adopting IFRS. However, the report also stated there was significant support for other methods of incorporating IFRS through endorsement into U.S. GAAP. The FASB and IASB are currently working on a joint insurance contracts project that will change the way insurance liabilities are determined and reported. The insurance contracts exposure draft is expected to be released in the second quarter of 2013. The FASB and IASB are also working on the financial instruments project, which addresses classification and measurement, impairment and hedging. The IASB exposed for comment limited amendments to IFRS 9 regarding classification and measurement in November 2012. In December 2012, the FASB issued an exposure draft proposing a new impairment model. The revisions will cause investment losses to be recognized sooner and will result in changes in the classification and measurement of certain types of investments. The ultimate outcome and timing of these events are uncertain at this time. The adoption of IFRS and/or the effects of accounting standards convergence could significantly alter the presentation of our financial position and results of operations in our financial statements.

See Note 1 of the Notes to the Consolidated Financial Statements in this report for a discussion of recent changes in accounting standards and those that are pending adoption.

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
We would be adversely affected if we fail to adequately plan for succession of our senior management and other key executives. While we have succession plans and employment arrangements with certain key executives, these plans cannot guarantee that the services of these executives will be available to us, and our operations could be adversely affected if they are not.
Catastrophic events could adversely affect our financial condition and results of operations.

Our insurance operations are exposed to the risk of catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, and acts of terrorism. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Certain events such as earthquakes, tsunamis, hurricanes and man-made catastrophes could cause substantial damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man−made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition, as well as affect our ability to write new business.

Although the impact of the March 2011 earthquake and tsunami and its related events in Japan have not had a material impact on our financial position or results of operations, actual claims may vary from our estimates and may further negatively impact our financial results. We will continue to monitor the business and economic conditions in Japan in light of these events and will continue to update our assessment of the natural disaster impact on our results of operations.

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

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principle

•	failure of our processes to prevent and detect unethical conduct of employees

•	a significant failure of internal controls over financial reporting

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements

•	failure of corporate governance policies and procedures

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In the United States, Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support and information technology functions for our U.S. operations. Aflac also owns land and office buildings in Columbia, South Carolina, which house our CAIC subsidiary. Aflac leases office space in New York that houses our global investment division. Aflac leases additional administrative office space in Georgia, South Carolina, New York, and Nebraska.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:
Quarterly Common Stock Prices

2012	High	Low
4th Quarter	$54.93	$47.25
3rd Quarter	50.24	40.97
2nd Quarter	46.58	38.14
1st Quarter	50.33	42.30

2011	High	Low
4th Quarter	$47.98	$32.74
3rd Quarter	47.50	31.25
2nd Quarter	57.39	44.15
1st Quarter	59.54	48.00

Holders

As of February 19, 2013, there were 87,757 holders of record of the Company's common stock.
Dividends

	2012	2011
4th Quarter	$.35	$.33
3rd Quarter	.33	.30
2nd Quarter	.33	.30
1st Quarter	.33	.30

In February 2013, the board of directors declared the first quarter 2013 cash dividend of $.35 per share. The dividend is payable on March 1, 2013 to shareholders of record at the close of business on February 15, 2013. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of the MD&A and Note 12 of the Notes to the Consolidated Financial Statements presented in this report.

Stock Performance Graph
The following graph compares the five-year performance of the Company's common stock to the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Life and Health Insurance Index (S&P Life and Health). The Standard & Poor's Life and Health Insurance Index includes: Aflac Incorporated, Lincoln National Corporation, MetLife Inc., Principal Financial Group Inc., Prudential Financial Inc., Torchmark Corporation and Unum Group.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Aflac Incorporated, the S&P 500 Index
and the S&P Life & Health Insurance Index

$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
Aflac Incorporated
S&P 500
S&P Life & Health Insurance

*$100 invested on December 31, 2007 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Performance Graphic Index
December 31,

	2007	2008	2009	2010	2011	2012
Aflac Incorporated	100.00	74.52	77.83	97.20	76.49	96.65
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
S&P Life & Health Insurance	100.00	51.68	59.73	74.82	59.32	67.98
Copyright© 2013 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities
During the year ended December 31, 2012, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	872		$47.53	0	24,370,254
February 1 - February 29	145,086		48.48	0	24,370,254
March 1 - March 31	2,332		46.78	0	24,370,254
April 1 - April 30	628		45.04	0	24,370,254
May 1 - May 31	0		0.00	0	24,370,254
June 1 - June 30	4,782		38.69	0	24,370,254
July 1 - July 31	0		0.00	0	24,370,254
August 1 - August 31	0		0.00	0	24,370,254
September 1 - September 30	0		0.00	0	24,370,254
October 1 - October 31	250,000		49.63	250,000	24,120,254
November 1 - November 30	1,060,000		50.23	1,060,000	23,060,254
December 1 - December 31	638,050		53.84	638,050	22,422,204
Total	2,101,750	(2)	$51.10	1,948,050	22,422,204	(1)
(1)The total remaining shares available for purchase at December 31, 2012, consisted of 22,422,204 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.
(2)During the year ended December 31, 2012, 153,700 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.     SELECTED FINANCIAL DATA
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2012	2011	2010	2009	2008
Revenues:
Premiums, principally supplemental health insurance	$22,148	$20,362	$18,073	$16,621	$14,947
Net investment income	3,473	3,280	3,007	2,765	2,578
Realized investment gains (losses)	(349)	(1,552)	(422)	(1,212)	(1,007)
Other income	92	81	74	80	36
Total revenues	25,364	22,171	20,732	18,254	16,554
Benefits and expenses:
Benefits and claims	15,330	13,749	12,106	11,308	10,499
Expenses	5,732	5,472	5,065	4,711	4,141
Total benefits and expenses	21,062	19,221	17,171	16,019	14,640
Pretax earnings	4,302	2,950	3,561	2,235	1,914
Income taxes	1,436	1,013	1,233	738	660
Net earnings	$2,866	$1,937	$2,328	$1,497	$1,254
Share and Per-Share Amounts
Net earnings (basic)	$6.14	$4.16	$4.96	$3.21	$2.65
Net earnings (diluted)	6.11	4.12	4.92	3.19	2.62
Cash dividends paid	1.34	1.23	1.14	1.12	.96
Cash dividends declared	1.34	1.23	1.14	.84	1.24
Weighted-average common shares used for basic EPS (In thousands)	466,868	466,519	469,038	466,552	473,405
Weighted-average common shares used for diluted EPS (In thousands)	469,287	469,370	473,085	469,063	478,815
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	86.58	77.74	81.49	92.10	91.03
Weighted-average yen/dollar exchange rate (yen)	79.81	79.75	87.73	93.49	103.46
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs. Adjustments to balances in years 2009 and 2008 were immaterial and are not reflected in the table above.

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2012	2011	2010	2009	2008
Assets:
Investments and cash	$118,219	$103,462	$88,230	$73,192	$68,550
Other	12,875	12,775	12,013	10,914	10,781
Total assets	$131,094	$116,237	$100,243	$84,106	$79,331
Liabilities and shareholders’ equity:
Policy liabilities	$97,949	$94,593	$82,456	$69,245	$66,219
Income taxes	3,858	2,308	1,689	1,653	1,201
Notes payable	4,352	3,285	3,038	2,599	1,721
Other liabilities	8,957	3,105	2,520	2,192	3,551
Shareholders’ equity	15,978	12,946	10,540	8,417	6,639
Total liabilities and shareholders’ equity	$131,094	$116,237	$100,243	$84,106	$79,331
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs. Adjustments to balances in years 2009 and 2008 were immaterial and are not reflected in the table above.

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and credit downgrades of securities in our investment portfolio

•	impairment of financial institutions

•	credit and other risks associated with Aflac's investment in perpetual securities

•	differing judgments applied to investment valuations

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular single-issuer or sector

•	concentration of business in Japan

•	increased derivative activities

•	ongoing changes in our industry

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	changes in law or regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	decreases in our financial strength or debt ratings

•	ability to continue to develop and implement improvements in information technology systems

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	changes in U.S. and/or Japanese accounting standards

•	failure to comply with restrictions on patient privacy and information security

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, acts of terrorism and damage incidental to such events

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2012. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Total revenues in 2012 rose 14.4% to $25.4 billion, compared with $22.2 billion in 2011. Net earnings in 2012 were $2.9 billion, or $6.11 per diluted share, compared with $1.9 billion, or $4.12 per diluted share, in 2011.

Results for 2012 included pretax net realized investment losses of $349 million ($226 million after-tax), compared with net realized investment losses of $1.6 billion ($1.0 billion after-tax) in 2011. Net investment losses in 2012 consisted of $977 million ($635 million after-tax) of other-than-temporary impairment losses; $474 million of net gains ($309 million after-tax) from the sale or redemption of securities; and $154 million of net gains ($100 million after-tax) from valuing derivatives. Shareholders' equity included a net unrealized gain on investment securities and derivatives of $2.6 billion at December 31, 2012, compared with a net unrealized gain of $1.2 billion at December 31, 2011.

In 2012, the Parent Company issued a total of $1.0 billion senior notes and $500 million subordinated debentures through U.S. public debt offerings. The Parent Company entered into cross-currency interest rate swap agreements for $750 million of these senior notes and the $500 million subordinated debentures to economically convert the dollar-denominated principal and interest into yen-denominated obligations. In June 2012, we paid $337 million to redeem 26.6 billion yen of our Samurai notes upon their maturity, and the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of 50 billion yen or the equivalent of Japanese yen in U.S. dollars. For further information regarding these capital transactions, see Note 8 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A.

We repurchased 1.9 million shares of our common stock in the open market during 2012.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 96% of our assets and 73% of our liabilities are reported as of December 31, 2012, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac's investments in debt, perpetual and equity securities include both publicly issued and privately issued securities. For publicly issued securities, we determine the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For privately issued securities, we determine the majority of the fair values using a discounted cash flow pricing model and for the remaining securities, we use non-binding price quotes from outside brokers. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of distressed investments, the determination of fair value if not publicly traded, and the assessment of whether a decline is other than temporary involve significant management judgment.

Our team of experienced credit professionals must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include the overall level of interest rates, credit spreads, the credit quality of the underlying issuer, and other factors. This process requires consideration of risks which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk. Management updates its evaluations regularly and reflects impairment losses in the Company's income statement as such evaluations are revised.

Our derivative activities include foreign currency, interest rate and credit default swaps in variable interest entities (VIEs) that are consolidated; foreign currency forwards on certain fixed-maturity securities; cross-currency interest rate swaps associated with our senior notes due February 2017 and February 2022 and subordinated debentures due September 2052; and an interest rate swap associated with our variable interest rate yen-denominated debt. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. For derivatives associated with VIEs where we are the primary beneficiary, we receive valuations from a third party pricing vendor. The fair values of the foreign currency forwards associated with certain fixed-maturity securities and the fair values of the swaps associated with our senior notes and subordinated debentures and yen-denominated notes are based on the amounts we would expect to receive or pay to terminate the swaps as determined with observable market inputs.

See Notes 1, 3, 4 and 5 of the Notes to the Consolidated Financial Statements for additional information.

Deferred Policy Acquisition Costs and Policy Liabilities

Aflac's products are generally long-duration fixed-benefit indemnity contracts. We make estimates of certain factors that affect the profitability of our business to match expected policy benefits and deferrable acquisition costs with expected policy premiums. These factors include persistency, morbidity, mortality, investment yields and expenses. If actual results match the assumptions used in establishing policy liabilities and the deferral and amortization of acquisition costs, profits are expected to emerge ratably over the life of the policy. However, because actual results will vary from the assumptions, profits as a percentage of earned premiums will vary from year to year.

We measure the adequacy of our policy reserves and recoverability of deferred policy acquisition costs (DAC) annually by performing gross premium valuations on our business. Our testing indicates that our insurance liabilities are adequate and that our DAC is recoverable.

Deferred Policy Acquisition Costs

Certain costs of acquiring new business are deferred and amortized over the policy's premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest and future premium revenue generally established at the time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. See Note 1 of the Notes to the Consolidated Financial Statements and the New Accounting Pronouncements discussion in this section of MD&A for information on changes to the accounting policy for costs associated with acquiring or renewing insurance contracts that we adopted retrospectively as of January 1, 2012.

As presented in the following table, the ratio of unamortized DAC to annualized premiums in force for Japan decreased in 2012 and 2011 after having an upward trend in 2010. This decrease was due to the lower expense ratio of the first sector products that generated high volumes of sales in Japan. The upward trend in the ratio of unamortized DAC to annualized premiums in force in Japan in 2010 was a result of a greater proportion of our annualized premiums being under the alternative commission schedule, which pays a higher commission on first‑year premiums and lower commissions on renewal premiums.

The ratio of unamortized DAC to annualized premiums in force has increased for Aflac U.S. for the last three years. The increase has been primarily driven by a greater proportion of our annualized premiums being under an accelerated commission schedule for new associates.
Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
(In millions)	2012	2011	2010	2012	2011	2010
Deferred policy acquisition costs	$6,801	$7,102	$6,390	$2,857	$2,687	$2,549
Annualized premiums in force	17,238	17,284	15,408	5,451	5,188	4,973
Deferred policy acquisition costs as a percentage of annualized premiums in force	39.5%	41.1%	41.5%	52.4%	51.8%	51.3%
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.
Policy Liabilities

(In millions)	2012	2011
Japan segment:
Future policy benefits	$69,530	$72,792
Unpaid policy claims	2,756	2,786
Other policy liabilities	17,052	10,944
Total Japan policy liabilities	$89,338	$86,522
U.S. segment:
Future policy benefits	$6,931	$6,484
Unpaid policy claims	1,278	1,195
Other policy liabilities	399	390
Total U.S. policy liabilities	$8,608	$8,069
Consolidated:
Future policy benefits	$76,463	$79,278
Unpaid policy claims	4,034	3,981
Other policy liabilities	17,452	11,334
Total consolidated policy liabilities	$97,949	$94,593

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 78% and 4% of total policy liabilities as of December 31, 2012, respectively.

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

Our review in 2012 indicated that we needed to strengthen the liability associated primarily with a block of care policies and a closed block of dementia policies in Japan, primarily due to low investment yields. We strengthened our future policy benefits liability by $81 million in 2012 as a result of this review. Our review in 2011 indicated that we needed to strengthen the liability associated primarily with a closed block of cancer policies and a block of care policies in Japan, primarily due to low investment yields. We strengthened our future policy benefits liability by $123 million in 2011 as a result of this review.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2012	2011	2010
Aflac U.S.	$6,931	$6,484	$6,078
Growth rate	6.9%	6.7%	5.2%
Aflac Japan	$69,530	$72,792	$66,023
Growth rate	(4.5)%	10.3%	18.5%
Consolidated	$76,463	$79,278	$72,103
Growth rate	(3.6)%	10.0%	17.2%
Yen/dollar exchange rate (end of period)	86.58	77.74	81.49
Aflac Japan (in yen)	6,020	5,659	5,380
Growth rate	6.4%	5.2%	4.8%

As of December 31, 2012, the decrease in total consolidated future policy benefits liability in dollars was primarily driven by the weakening of the yen against the U.S. dollar, compared with December 31, 2011. The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of our in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2012, to changes in severity and frequency of claims. For the years 2010 through 2012, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$25	$51	$77	$103
Increase by 1%	(25)	0	26	51	77
Unchanged	(50)	(25)	0	26	51
Decrease by 1%	(75)	(50)	(25)	0	25
Decrease by 2%	(99)	(75)	(50)	(25)	0

Other policy liabilities, which accounted for 18% of total policy liabilities as of December 31, 2012, consisted primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 56% and 43% of the December 31, 2012 and 2011 other policy liabilities balances, respectively. The increase in 2012 of other policy liabilities was due to the increase in sales of policies in Japan that have discounted advance premiums. See the Aflac Japan segment subsection of this MD&A for further information.

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

New Accounting Pronouncements
As of January 1, 2012, we retrospectively adopted the amended accounting guidance on accounting for DAC, costs associated with acquiring or renewing insurance contracts. Under the previous guidance, we capitalized costs that varied with and were primarily related to the acquisition of a policy. Under the amended accounting guidance, only incremental direct costs associated with the successful acquisition of new or renewal contracts may be capitalized, and direct-response advertising costs may be capitalized under certain conditions. Approximately 70% of our deferred acquisition costs balance prior to the adoption of this guidance was related to compensation paid to third party agents for successful sales and remains deferrable under the amended accounting guidance. The remaining 30% of the deferred acquisition costs balance was evaluated for deferral under the amended accounting guidance. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $391 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $67 million, resulting in a total reduction to shareholders' equity of $458 million as of December 31, 2009, the opening balance sheet date presented in this report. The adoption of this accounting standard had an immaterial impact on net income in 2011 and all preceding years.

During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. For additional information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.
RESULTS OF OPERATIONS
The following discussion includes references to our performance measures, operating earnings and operating earnings per diluted share, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). After-tax operating earnings (operating earnings) is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance. Aflac believes that an analysis of operating earnings is vitally important to an understanding of our underlying profitability drivers.

Aflac defines operating earnings (a non-GAAP financial measure) as the profits derived from operations before realized investment gains and losses (securities transactions, impairments, and derivative and hedging activities) as well as nonrecurring items. Aflac's derivative activities include: foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated; foreign currency swaps associated with our senior notes and subordinated debentures; and foreign currency forwards used in hedging foreign exchange risk on U.S. dollar-denominated securities. Nonrecurring items are infrequent activities that are not directly associated with the company's insurance operations.

Our management uses operating earnings to evaluate the financial performance of Aflac's insurance operations because realized investment gains and losses (securities transactions, impairments, and derivative and hedging activities) as well as nonrecurring items, tend to be driven by general economic conditions and events or are related to infrequent activities not directly associated with our insurance operations, and therefore may obscure the underlying fundamentals and trends in Aflac's insurance operations.

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share for the years ended December 31.
Reconciliation of Operating Earnings to Net Earnings

	In Millions			Per Diluted Share
	2012	2011	2010	2012	2011	2010
Operating earnings	$3,097	$2,946	$2,602	$6.60	$6.27	$5.50
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(326)	(850)	(273)	(.69)	(1.81)	(.58)
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(5)	0	0	(.01)	.00	.00
Other derivative and hedging activities	105	(159)	(1)	.22	(.34)	.00
Other non-operating income (loss)	(5)	0	0	(.01)	.00	.00
Net earnings	$2,866	$1,937	$2,328	$6.11	$4.12	$4.92
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

Securities Transactions and Impairments

During 2012, we recognized pretax other-than-temporary impairment losses of $977 million ($635 million after-tax). We realized pretax investment gains, net of losses, of $474 million ($309 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from sales of Japanese Government Bonds (JGBs) in a bond-swap program in the third quarter of 2012 and sales resulting from our efforts to reduce risk exposure in our investment portfolio.

In 2011, we recognized pretax other-than-temporary impairment losses of $1.9 billion ($1.2 billion after-tax). We realized pretax investment gains, net of losses, of $594 million ($386 million after-tax) from the sale of securities. The impairments and many of the sales were the result of an implemented plan to reduce the risk exposure in our investment portfolio, coupled with the continued decline in the creditworthiness of certain issuers. The sales gains were primarily driven by the sale of U.S. Treasury strips and JGBs that were part of a bond-swap program.

In 2010, we recognized pretax other-than-temporary impairment losses of $459 million ($298 million after-tax). We realized pretax investment gains, net of losses, of $38 million ($25 million after-tax) from securities sold or redeemed in the normal course of business.

See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment activities.

The following table details our pretax impairment losses by investment category for the years ended December 31.

(In millions)	2012		2011		2010
Perpetual securities	$243		$565		$160
Corporate bonds	345		1,316		285
Mortgage- and asset-backed securities	3		17		12
Municipalities	0		2		0
Sovereign and supranational	386		0		0
Equity securities	0		1		2
Total other-than-temporary impairment losses realized	$977	(1)	$1,901	(1)	$459	(2)
(1) Includes $597 and $1,286 for the years ended December 31, 2012 and 2011, respectively, for credit-related impairments;
$353 and $615 for the years ended December 31, 2012 and 2011, respectively, from change in intent to sell securities;
and $27 for the year ended December 31, 2012 for impairments due to severity and duration of decline in fair value
(2) Consisted completely of credit-related impairments

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency, interest rate and credit default swaps in VIEs that are consolidated; foreign currency forwards on certain fixed-maturity securities; cross-currency interest rate swaps associated with our senior notes due February 2017 and February 2022 and subordinated debentures due September 2052; and an interest rate swap associated with our variable interest rate yen-denominated debt. We realized pretax investment gains, net of losses, of $154 million ($100 million after-tax) in 2012, compared with pretax investment losses, net of gains, of $245 million ($159 million after-tax) in 2011 and $1 million ($.7 million after-tax) in 2010 as a result of valuing these derivatives. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Foreign Currency Translation
Aflac Japan’s premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we have yen-denominated assets that support yen-denominated policy liabilities. These and other yen-denominated financial statement items are translated into dollars for financial reporting purposes. We translate Aflac Japan’s yen-denominated income statement into dollars using an average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period.
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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 33.4% in 2012, 34.3% in 2011 and 34.6% in 2010. The effective income tax rate for 2012 decreased primarily due to the favorable outcome of a routine tax exam for the years 2008 and 2009, which reduced income tax expense by $29.5 million. Total income taxes were $1.4 billion in 2012, compared with $1.0 billion in 2011 and $1.2 billion in 2010. Japanese income taxes on Aflac Japan's results account for most of our consolidated income tax expense. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Earnings Guidance
Certain items that cannot be predicted or that are outside of management’s control may have a significant impact on net earnings. Therefore, in comparing period-over-period results, we also analyze operating earnings (a non-GAAP financial measure) which excludes realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items from net earnings. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given period in relation to the prior period.

Our objective for 2012 was to increase operating earnings per diluted share in the range of 3% to 6% over 2011. We reported 2012 net earnings per diluted share of $6.11. Adjusting that number for after-tax realized investment losses ($.48 per diluted share), other non-operating losses ($.01 per diluted share), and foreign currency translation (a benefit of $.01 per diluted share), we finished the year toward the high end of our target range. Net earnings per diluted share in 2012 benefited from a lower effective tax rate and the one-time receipt of a previously written off deferred coupon negotiated as part of our investment derisking activities in the first quarter.

Our objective for 2013 is to increase operating earnings per diluted share by 4% to 7% over 2012, excluding the effect of foreign currency translation. We believe that 2013 earnings comparisons to 2012 will be more difficult because earnings in 2012 were significantly better than we originally anticipated. If we achieve our objective for 2013, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2013 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2012			Yen Impact
79.81(2)	$6.86 - 7.06	3.9	-	7.0%	$.00
85	6.60 - 6.80	.0	-	3.0	(.26)
90	6.37 - 6.57	(3.5)	-	(.5)	(.49)
95	6.17 - 6.37	(6.5)	-	(3.5)	(.69)
100	5.99 - 6.19	(9.2)	-	(6.2)	(.87)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities)
and nonrecurring items in 2013 and 2012
(2)Actual 2012 weighted-average exchange rate
INSURANCE OPERATIONS
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

We evaluate our sales efforts using new annualized premium sales, an industry operating measure. New annualized premium sales, which include both new sales and the incremental increase in premiums due to conversions, represent the premiums that we would collect over a 12‑month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Operating Earnings

Changes in Aflac Japan's pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the years ended December 31.
Aflac Japan Summary of Operating Results

(In millions)	2012	2011	2010
Premium income	$17,151	$15,619	$13,487
Net investment income:
Yen-denominated investment income	1,902	1,799	1,645
Dollar-denominated investment income	943	889	808
Net investment income	2,845	2,688	2,453
Other income (loss)	57	46	37
Total operating revenues	20,053	18,353	15,977
Benefits and claims	12,496	11,037	9,553
Operating expenses:
Amortization of deferred policy acquisition costs	716	650	563
Insurance commissions	1,174	1,179	1,103
Insurance and other expenses	1,763	1,658	1,498
Total operating expenses	3,653	3,487	3,164
Total benefits and expenses	16,149	14,524	12,717
Pretax operating earnings(1)	$3,904	$3,829	$3,260
Weighted-average yen/dollar exchange rate	79.81	79.75	87.73

	In Dollars			In Yen
Percentage change over previous year:	2012	2011	2010	2012	2011	2010
Premium income	9.8%	15.8%	10.8%	9.9%	5.4%	3.8%
Net investment income	5.8	9.6	8.3	6.1	(.4)	1.6
Total operating revenues	9.3	14.9	10.3	9.4	4.5	3.4
Pretax operating earnings(1)	2.0	17.5	16.4	2.0	6.8	9.3
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

The percentage increases in premium income in yen reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 11.1% in 2012, 7.0% in 2011 and 4.6% in 2010 reflect the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force at December 31, 2012, were 1.49 trillion yen, compared with 1.34 trillion yen in 2011 and 1.26 trillion yen in 2010. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $17.2 billion in 2012, $17.3 billion in 2011, and $15.4 billion in 2010.

Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 33% of Aflac Japan's investment income in 2012, 2011 and 2010. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the respective prior year, dollar-denominated investment income accounted for approximately 33% of Aflac Japan's investment income during 2012, compared with 35% in 2011 and 34% in 2010.

The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2012	2011	2010	2012	2011	2010
Net investment income	6.1%	(.4)%	1.6%	5.9%	3.0%	3.8%
Total operating revenues	9.4	4.5	3.4	9.3	5.1	3.8
Pretax operating earnings(1)	2.0	6.8	9.3	1.7	9.2	11.4
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2012	2011	2010
Benefits and claims	62.3%	60.1%	59.8%
Operating expenses:
Amortization of deferred policy acquisition costs	3.6	3.5	3.5
Insurance commissions	5.9	6.4	6.9
Insurance and other expenses	8.7	9.1	9.4
Total operating expenses	18.2	19.0	19.8
Pretax operating earnings(1)	19.5	20.9	20.4
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

In the past several years, the ratio of benefits and claims to total revenues (benefit ratio) for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, over the last several years, the rate of decline in Aflac Japan's benefit ratio has moderated, due primarily to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our health products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk subsection of this MD&A). In 2012, the benefit ratio increased and the operating expense ratio decreased, resulting in a lower pretax operating profit margin, compared with 2011, primarily due to the change in business mix discussed above. We expect this trend to continue in 2013.

Aflac Japan Sales

In 2012, Aflac Japan generated its largest annual production in its 37-year history. Our upwardly revised objective for 2012 was for sales to increase 30% to 35%, and Aflac Japan met that objective with an increase of 30.8% in yen, compared with 2011. The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2012	2011	2010	2012	2011	2010
New annualized premium sales	$2,641	$2,027	$1,554	210.6	161.0	135.8
Increase (decrease) over prior year	30.3%	30.5%	18.6%	30.8%	18.6%	11.0%

The following table details the contributions to new annualized premium sales by major insurance product for the years ended December 31.

	2012	2011	2010
Medical	17.5%	22.3%	34.2%
Cancer	13.1	19.6	22.0
Ordinary life:
Child endowment	11.6	17.0	18.6
WAYS	44.9	26.2	8.9
Other ordinary life	8.5	10.3	12.6
Other	4.4	4.6	3.7
Total	100.0%	100.0%	100.0%

The bank channel generated new annualized premium sales of 95.9 billion yen in 2012, an increase of 106.4% over 2011. Bank channel sales accounted for 45.6% of new annualized premium sales for Aflac Japan in 2012, compared with 28.9% in 2011 and 14.6% in 2010. WAYS, a unique hybrid whole-life product that we first launched in 2006 and introduced to the bank channel in 2009, has been a significant contributor to bank sales growth. The average premium for WAYS sold through the bank channel, the primary distribution outlet for this product, is about ten times the average premium for cancer and medical products, making it a strong contributor to revenue growth. The WAYS profit margin is lower than our traditional health insurance products, however the profit margin is significantly enhanced when policyholders elect to pay premiums upfront using the discounted advance premium option. More than 90% of customers at banks choose this payment option. Beginning on October 22, 2012, the profit margin for WAYS was enhanced even further through a reduction in the interest rate credit for discounted advance premium, which essentially increases the total premium paid. Additionally, we will be repricing products in April 2013, reflecting Japan’s Financial Services Agency's (FSA) reduction in the Japan Standard Interest Rate, which is used to determine FSA-based policy reserves. Sales of WAYS of 94.5 billion yen during 2012, an increase of 124.2% over 2011, represented 44.9% of total sales for Aflac Japan in 2012.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our cancer and medical products. Medical insurance sales increased 2.5% during 2012, compared with 2011, benefiting from the introduction of our upgraded new EVER product in January 2012 and our revised non-standard medical product, Gentle EVER, in July 2012. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain encouraged about the outlook for the medical insurance market.

Cancer insurance sales decreased 12.7% during 2012, compared with 2011, reflecting a difficult comparison to prior year sales, which had benefited from the favorable consumer response to our new cancer policy, DAYS, that was introduced at the end of March 2011. We remain convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

At December 31, 2012, we had agreements to sell our products at 372 banks, or more than 90% of the total number of banks in Japan. We have seen sales steadily improve at many of these bank branches as training has taken place and as many banks expand their offerings of Aflac products. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions, among other services. Approximately 70% of our customers at banks are new customers to Aflac. We believe our long-standing and strong relationships within the Japanese banking sector have proven to be advantageous to us in this channel. Our partnership with banks provides us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. Our access through the bank channel gives us the opportunity to cross-sell our medical and cancer policies along with WAYS and child endowment policies.

We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 53.2% of total new annualized premium sales for Aflac Japan in 2012. In 2012, we recruited more than 3,200 new sales agencies. At December 31, 2012, Aflac Japan was represented by more than 18,400 sales agencies and more than 125,200 licensed sales associates employed by those agencies.

We believe that there is still a continued need for our products in Japan. Our strong sales results in 2012 and the pending premium rate increases for life insurance products will create difficult comparisons in 2013. However, we expect Aflac Japan sales of third sector cancer and medical products to be flat to up 5% in 2013.

Japanese Economy

The Bank of Japan's January 2013 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy remained relatively weak at end of 2012. However, signs of improvement are still present, as housing investment and public investment have generally increased and private consumption has remained firm. The report projected that Japan's economy is expected to level off more or less for the time being, and thereafter, it will return to a moderate recovery path as domestic demand remains resilient and overseas economies gradually emerge from the deceleration phase. Exports are expected to decrease at a reduced pace for the time being and start picking up thereafter, housing investment is expected to continue to generally increase, public investment is expected to continue trending upward, and private consumption is expected to remain resilient.

Japanese Regulatory Environment

Japan's Financial Services Agency (FSA) maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. The FSA has applied a revised method of calculating the solvency margin ratio for life insurance companies as of fiscal year-end 2011 (March 31, 2012). The FSA had commented that the revision would generally reduce life insurance companies' solvency margin ratios to approximately half the level of those reported under the former calculation method. As of December 31, 2012, Aflac Japan's solvency margin ratio was 669.1% under the new standards. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, Aflac Japan's relative position within the industry has not materially changed.
In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Currently, our products are being offered in approximately 1,000 post offices. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. At the current time, it is not possible to predict with any degree of certainty what impact, if any, this legislation will have on Aflac Japan's operations. Regardless, we believe that postal reform is unlikely to change Aflac Japan's relationship with Japan Post.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan primarily has invested in Japanese Government Bonds (JGBs) and privately issued securities. Privately issued securities generally have higher yields than those available on JGBs and other publicly traded debt instruments. All of the privately issued securities we purchase were rated investment grade at the time of purchase. These securities were generally issued with documentation consistent with standard medium-term note programs. In addition, many of these investments have protective covenants appropriate to the specific issuer, industry and country. These covenants often require the issuer to adhere to specific financial ratios and give priority to repayment of our investment under certain circumstances.

In order to address our challenge of investing in Japan's low-interest-rate environment and reduce the amount of privately issued securities in our overall portfolio, in the third quarter of 2012, we began investing in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and entered into foreign currency forwards to economically convert these dollar-denominated investments into yen-denominated investments.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac Japan purchased debt security investments at aggregate acquisition cost of approximately 2,700.1 billion yen in 2012 (approximately $34.4 billion), 2,012.0 billion yen in 2011 (approximately $25.5 billion) and 790.4 billion yen in 2010 (approximately $9.1 billion). During the three-year period ended December 31, 2012, there were no purchases of perpetual securities, and equity security purchases were immaterial.

The following table presents the composition of debt security purchases for Aflac Japan by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2012	2011	2010
Debt security purchases, at cost:
Banks/financial institutions	2.3%	3.9%	8.5%
Government and agencies	73.8	83.7	55.1
Municipalities	.0	.7	2.5
Public utilities	3.4	2.4	11.4
Sovereign and supranational	.1	.5	5.8
Mortgage- and asset-backed securities	.0	.0	2.3
Other corporate	20.4	8.8	14.4
Total	100.0%	100.0%	100.0%
The change in allocation of purchases from year to year is based on broad business and portfolio management objectives and the relative value and availability of investment opportunities. The decrease in purchases of securities in the government and agencies sector in 2012 is directly related to our purchase of U.S. dollar-denominated publicly traded investment grade debt as mentioned above. The increase in 2011 was due to an increased investment in JGBs as part of bond-swap programs and the reinvestment of proceeds from sales of other securities.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Moody's Investors Service (“Moody's”), Standard & Poor's Ratings Services (“S&P”), and Fitch Ratings (“Fitch”)) or, if not rated, are determined based on the ratings assigned by the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC) and/or our internal credit analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, in periods prior to the first quarter of 2012 we used the highest rating that was assigned; as of the first quarter of 2012, we are using the second lowest rating that is assigned. Periods prior to the first quarter of 2012 have been adjusted to reflect this new rating methodology for comparative purposes. For a description of the ratings methodology that we use when a security is split-rated (one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade), see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac Japan's purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating(1)

	2012	2011	2010
AAA	.3%	6.9%	.8%
AA	74.9	79.3	68.9
A	8.5	7.5	18.5
BBB	15.1	5.7	11.8
BB or Lower	1.2	.6	.0
Total	100.0%	100.0%	100.0%
(1) See the discussion in the Credit Risk subsection of this MD&A regarding the change in credit rating methodology effective
March 31, 2012.

Our purchases of securities are determined through an evaluation of multiple factors including underlying risk including credit risk, relative pricing and return potential of the security, liquidity of the instrument, broad business and portfolio considerations, and other market based and company specific factors.The increase in purchases of AAA rated securities during 2011 was due to purchases of U.S. Treasury strips that were subsequently sold prior to the end of the year. Higher purchases of AA rated securities during 2012 and 2011, compared with 2010 were primarily due to the purchase of JGBs as discussed above. The increase in purchases of BBB rated securities in 2012 was related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed above. The purchases of BB or lower rated securities during 2012 and 2011 were related to a limited program that we initiated in 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. For more information on this program, see the Credit Risk subsection of this MD&A.

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2012(1)	2011	2010
New money yield	2.40%	2.48%	2.63%
Return on average invested assets, net of investment expenses	2.89	3.18	3.48
Portfolio yield, including dollar-denominated investments, end of year	2.87	3.29	3.56
(1) Yields are reported before the cost of the foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-traded corporate bonds.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac Japan ($102.6 billion in 2012 and $91.9 billion in 2011) as of December 31.

Composition of Portfolio by Sector

	2012	2011
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	17.8%	26.8%
Government and agencies	43.5	32.5
Municipalities	.8	.9
Public utilities	10.5	11.8
Sovereign and supranational	4.7	6.8
Mortgage- and asset-backed securities	1.0	1.4
Other corporate(2)	21.0	18.0
Total debt and perpetual securities	99.3	98.2
Equity securities and other	.2	.2
Cash and cash equivalents	.5	1.6
Total investments and cash	100.0%	100.0%
(1)Includes 3.6% and 6.9% of perpetual securities at December 31, 2012 and 2011, respectively.
(2)Includes .3% and .4% of perpetual securities at December 31, 2012 and 2011.

Historically, our highest sector concentrations have been in government and agencies and banks and financial institution securities. Due to a combination of our existing portfolio concentration, the U.S. financial crisis, the European debt crisis, and other factors, we severely limited additional investment in banks and financial institutions. In regards to banks and financial institutions, our investment discipline began with a top-down approach. We first approved each country we invest in, and within those countries, we primarily invested in financial institutions that are strategically crucial to each country's economy. The banks and financial institutions sector is a highly regulated industry and plays a strategic role in the global economy. While this is our second largest sector concentration, we achieved some degree of diversification through a geographically diverse universe of credit exposures.

Beginning in the third quarter of 2012, we began investing in U.S. dollar-denominated publicly-traded corporate fixed-maturity securities, and entered into foreign currency forwards to economically convert these dollar-denominated investments into yen-denominated investments. This strategy allows us to realize an investment yield greater than that available on JGBs and improve overall portfolio liquidity and diversification. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Yen-denominated debt and perpetual securities accounted for 84.2% of Aflac Japan's total debt and perpetual securities at December 31, 2012 and 2011, at amortized cost.

The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:
Composition of Portfolio by Credit Rating(1)

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.6%	1.7%	2.0%	2.1%
AA	49.8	49.6	41.9	43.2
A	20.6	21.2	28.3	28.7
BBB	23.3	23.0	21.8	20.8
BB or lower	4.7	4.5	6.0	5.2
Total	100.0%	100.0%	100.0%	100.0%
(1) See the discussion in the Credit Risk subsection of this MD&A regarding the change in credit rating methodology effective
March 31, 2012.

The overall credit quality of Aflac Japan's investments remained high. At the end of 2012, 95.3% of Aflac Japan's debt and perpetual securities were rated investment grade, on an amortized cost basis.

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
Aflac U.S. Summary of Operating Results

(In millions)	2012	2011	2010
Premium income	$4,996	$4,743	$4,586
Net investment income	613	588	549
Other income	19	10	11
Total operating revenues	5,628	5,341	5,146
Benefits and claims	2,834	2,713	2,553
Operating expenses:
Amortization of deferred policy acquisition costs	400	383	395
Insurance commissions	570	546	534
Insurance and other expenses	827	795	742
Total operating expenses	1,797	1,724	1,671
Total benefits and expenses	4,631	4,437	4,224
Pretax operating earnings(1)	$997	$904	$922
Percentage change over previous year:
Premium income	5.4%	3.4%	3.2%
Net investment income	4.2	7.1	9.9
Total operating revenues	5.4	3.8	3.9
Pretax operating earnings(1)	10.3	(1.9)	18.9
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Annualized premiums in force increased 5.1% in 2012, 4.3% in 2011 and .3% in 2010. Annualized premiums in force at December 31 were $5.5 billion in 2012, compared with $5.2 billion in 2011 and $5.0 billion in 2010.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2012	2011	2010
Benefits and claims	50.3%	50.8%	49.6%
Operating expenses:
Amortization of deferred policy acquisition costs	7.1	7.2	7.7
Insurance commissions	10.1	10.2	10.4
Insurance and other expenses	14.8	14.9	14.4
Total operating expenses	32.0	32.3	32.5
Pretax operating earnings(1)	17.7	16.9	17.9
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

In 2010, the pretax operating profit margin and benefit ratio were positively impacted by the loss of a large payroll account, which resulted in the release of the future policy benefit reserves and amortization of the deferred policy acquisition costs for policies associated with the account. As expected, the benefit ratio returned to a more normal level in 2011. The benefit and expense ratios decreased in 2012 due primarily to lower claims experience and effective cost management, resulting in an expansion in the pretax operating profit margin, compared with 2011. In 2013, we expect the benefit and expense ratios and pretax operating profit margin to be similar to those experienced in 2012.

Aflac U.S. Sales
In 2012, Aflac's U.S. new annualized premium sales experienced a slight increase compared with 2011. The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2012	2011	2010
New annualized premium sales	$1,488	$1,476	$1,382
Increase (decrease) over prior year	.8%	6.8%	(4.9)%

The following table details the contributions to new annualized premium sales by major insurance product category for the years ended December 31.

	2012	2011	2010
Income-loss protection:
Short-term disability	20.3%	18.0%	17.1%
Life	5.4	5.7	6.0
Asset-loss protection:
Accident	29.5	30.0	30.5
Critical care (1)	23.1	24.1	23.2
Supplemental medical:
Hospital indemnity	15.3	15.7	17.8
Dental/vision	6.1	6.5	5.4
Other	.3	.0	.0
Total	100.0%	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, decreased 1.0%, short-term disability sales increased 13.3%, critical care insurance sales (including cancer insurance) decreased 3.5%, and hospital indemnity insurance sales decreased 1.9% in 2012, compared with 2011. While new sales growth has been constrained, Aflac U.S. revenue growth was positive in 2012, primarily reflecting an improvement in persistency with each quarter.

In 2012, we revised several of our existing product offerings, including a new cancer insurance product that incorporates several benefits into the base plan coverage that were previously offered through riders, including wellness and initial diagnosis benefits. This allows us to provide a simplified benefit structure that customers are better able to understand and makes the sales process easier for our sales force. We also introduced a revised vision product that offers more benefits, including increased coverage for eye exams, glasses and contact lenses. Cognizant of the economic situation that many consumers face, we created policies with various price levels and corresponding benefit levels to address the need for lower-priced product options.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. As of December 31, 2012, our distribution network was made up of more than 76,400 licensed sales associates and brokers. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market. In 2012, we continued to develop our national insurance broker initiative that specifically targets the large national brokers and enrollment firms in the U.S. We developed sales and marketing strategies that brokers can use to complement and enhance the marketing methods they use to sell to their customers. This initiative is not only beneficial to our broker channel, but it also helps our traditional sales channels because each distribution avenue receives focus and attention, opening up the doors for future growth potential.
The addition of group products has expanded our reach and enabled us to generate more sales opportunities with larger employers, brokers, and our traditional sales agents. In 2012, sales of our group products through Aflac Group Insurance increased 6.6%, compared with 2011, to $193 million, representing 13.0% of new annualized premium sales for Aflac U.S. We anticipate that the appeal of our group products will continue to enhance our opportunities to connect with larger businesses and their employees. Our portfolio of group and individual products offers businesses the opportunity to give their employees a more valuable and comprehensive selection of benefit options.
Although we remain somewhat cautious in the short-term sales outlook for Aflac U.S. due to the relatively weak economic environment, our longer-term view has not changed. We believe the need for the products we sell remains strong, and that the United States provides a vast and accessible market for our products. For 2013, our objective is for Aflac U.S. new annualized premium sales to be in the range of flat to up 5%.

U.S. Economy

Operating in the U.S. economy continues to be challenging. Our group products and growing relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. However, more than 90% of our products are sold in the small business segment, consisting of accounts with fewer than 100 employees. Small businesses, in particular, have proven to be especially vulnerable to ongoing economic weakness. Although we believe that the weakened U.S. economy has dampened our sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers’ underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.

U.S. Regulatory Environment

In March 2010, President Barack Obama signed into law the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (PPACA) to give Americans of all ages and income levels access to comprehensive major medical health insurance. The primary subject of the new legislation is major medical insurance; therefore, we believe that the PPACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations. Our experience with Japan's national health care environment leads us to believe that the need for our products will only increase over the coming years.

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including potentially insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the

Board of Governors of the U.S. Federal Reserve System (the Board), including capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. In April 2012, the Council released a final rule describing the general process the Council will follow in determining whether to designate a nonbank financial company for supervision by the Board. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. We believe that Aflac would not likely be considered a company that would pose a systemic risk to the financial stability of the United States. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, cash flow from income repatriation from Aflac Japan, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. primarily has invested in investment grade corporate bonds.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments at an aggregate acquisition cost of approximately $1.5 billion in 2012 and 2011 and $1.9 billion in 2010. We did not purchase any perpetual or equity securities during the three-year period ended December 31, 2012. The following table presents the composition of debt security purchases for Aflac U.S. by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2012	2011	2010
Debt security purchases, at cost:
Banks/financial institutions	8.5%	4.5%	4.2%
Government and agencies	4.7	.0	.0
Municipalities	.8	12.8	19.0
Public utilities	23.5	16.6	21.6
Sovereign and supranational	.9	.0	.6
Other corporate	61.6	66.1	54.6
Total	100.0%	100.0%	100.0%
The change in allocation of purchases from year to year is based on broad business and portfolio management objectives and the relative value and availability of investment opportunities.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Moody's, S&P, and Fitch) or, if not rated, are determined based on the ratings assigned by the SVO of the NAIC and/or our internal credit analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, in periods prior to the first quarter of 2012 we used the highest rating that was assigned; as of the first quarter of 2012, we are using the second lowest rating that is assigned. Periods prior to the first quarter of 2012 have been adjusted to reflect this new rating methodology for comparative purposes. For a description of the ratings methodology that we use when a security is split-rated (one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade), see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac's U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating(1)

	2012	2011	2010
AAA	4.3%	.1%	1.6%
AA	9.1	8.6	21.5
A	51.4	47.1	53.6
BBB	35.2	44.2	23.3
Total	100.0%	100.0%	100.0%
(1) See the discussion in the Credit Risk subsection of this MD&A regarding the change in credit rating methodology effective
March 31, 2012.

Our purchases of securities are determined through an evaluation of multiple factors including underlying risk including credit risk, relative pricing and return potential of the security, liquidity of the instrument, broad business and portfolio considerations, and other market based and company specific factors.

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2012	2011	2010
New money yield	3.96%	5.67%	5.81%
Return on average invested assets, net of investment expenses	6.25	6.41	6.37
Portfolio yield, end of year	6.28	6.67	6.88

The decrease in the U.S. new money yield in 2012 reflects a low level of interest rates and general tightening of credit spreads.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac U.S. ($10.6 billion in 2012 and $9.2 billion in 2011) as of December 31.

Composition of Portfolio by Sector

	2012	2011
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	18.3%	20.8%
Government and agencies	.8	.2
Municipalities	6.9	8.0
Public utilities	17.8	17.6
Sovereign and supranational	2.2	2.4
Mortgage- and asset-backed securities	.4	.5
Other corporate	47.8	47.1
Total debt and perpetual securities	94.2	96.6
Cash and cash equivalents	5.8	3.4
Total investments and cash	100.0%	100.0%
(1)Includes 1.5% and 1.9% of perpetual securities at December 31, 2012 and 2011, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating(1)

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.0%	.6%	.6%
AA	9.6	10.1	10.3	10.8
A	44.3	45.2	43.4	45.4
BBB	40.0	39.1	41.2	39.4
BB or lower	5.0	4.6	4.5	3.8
Total	100.0%	100.0%	100.0%	100.0%
(1) See the discussion in the Credit Risk subsection of this MD&A regarding the change in credit rating methodology effective
March 31, 2012.

The overall credit quality of Aflac U.S. investments remained high. At the end of 2012, 95.0% of Aflac U.S. debt and perpetual securities were rated investment grade, on an amortized cost basis. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, and facilities expenses. Corporate expenses, excluding investment income, were $76 million in 2012, $74 million in 2011 and $67 million in 2010. Investment income included in reported corporate expenses was $20 million in 2012, $10 million in 2011 and $11 million in 2010.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2012, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2011.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	86.58		77.74
Investments and cash	$118,219	$(9,898)	$128,117
Deferred policy acquisition costs	9,658	(773)	10,431
Total assets	131,094	(10,861)	141,955
Policy liabilities	97,949	(10,159)	108,108
Total liabilities	115,116	(11,441)	126,557
(1)The exchange rate at December 31, 2012, was 86.58 yen to one dollar, or 10.2% weaker than the December 31, 2011, exchange rate of 77.74.

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

The following table details investment securities by segment as of December 31.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2012	2011	2012		2011
Securities available for sale, at fair value:
Fixed maturities	$45,472	$37,473	$11,625	(1)	$9,961	(1)
Perpetual securities	4,127	6,271	175		168
Equity securities	23	25	0		0
Total available for sale	49,622	43,769	11,800		10,129
Securities held to maturity, at amortized cost:
Fixed maturities	54,426	47,009	0		0
Total held to maturity	54,426	47,009	0		0
Total investment securities	$104,048	$90,778	$11,800		$10,129
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $156 in 2012 and $138 in
2011.

Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.

Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its investment income and other expenses. While we began investing a portion of our yen cash flow in dollar-denominated securities in the third quarter of 2012, most of Aflac Japan's investments, cash and liabilities are yen-denominated. When yen-denominated securities mature or are sold, the proceeds are generally reinvested in yen-denominated securities. Aflac Japan holds these yen-denominated assets to fund its yen-denominated policy obligations. In addition, Aflac Incorporated has yen-denominated debt obligations.
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. (See the Capital Resources and Liquidity section of this MD&A for details on profit repatriation.) In addition, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, we then enter into a foreign currency forward contract to hedge the currency risk on the fair value of the U.S. dollar securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. These coupons are then available for reinvestment through the U.S. dollar program. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The dollar coupons received in this RDC program are converted to yen and are available for reinvestment in yen. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 46 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
Aside from the activities discussed above, we generally do not convert yen into dollars; however, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income. In periods when the yen weakens against the dollar, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. We attempt to minimize the exposure of shareholders' equity to foreign currency translation fluctuations. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities and by the Parent Company's issuance of yen-denominated debt (for additional information, see the discussion under the Hedging Activities subsection of MD&A). As a result, the effect of currency fluctuations on our net assets is reduced.
The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.
Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2012			2011
Yen/dollar exchange rates	71.58	86.58(1)	101.58	62.74	77.74(1)	92.74
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$30,649	$25,339	$21,597	$31,405	$25,345	$21,246
Fixed maturities - consolidated variable interest entities(3)	3,272	2,705	2,306	3,402	2,746	2,302
Perpetual securities	4,270	3,530	3,009	6,117	4,937	4,138
Perpetual securities - consolidated variable interest entities(3)	592	489	417	1,477	1,192	999
Equity securities	21	18	15	24	19	16
Securities held to maturity:
Fixed maturities	65,481	54,137	46,143	57,451	46,366	38,867
Fixed maturities - consolidated variable interest entities(3)	349	289	246	797	643	539
Cash and cash equivalents	463	383	326	1,737	1,402	1,175
Derivatives	248	205	175	51	41	34
Other financial instruments	186	153	131	183	147	124
Subtotal	105,531	87,248	74,365	102,644	82,838	69,440
Liabilities:
Notes payable	1,030	852	726	1,599	1,291	1,082
Japanese policyholder protection corporation	28	23	20	88	71	60
Derivatives	864	715	609	465	375	315
Subtotal	1,922	1,590	1,355	2,152	1,737	1,457
Net yen-denominated financial instruments	103,609	85,658	73,010	100,492	81,101	67,983
Other yen-denominated assets	10,189	8,423	7,179	10,655	8,599	7,209
Other yen-denominated liabilities	119,778	99,026	84,403	112,094	90,465	75,833
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(5,980)	$(4,945)	$(4,214)	$(947)	$(765)	$(641)
(1)Actual period-end exchange rate
(2) Does not include the U.S. dollar-denominated corporate bonds for which we have entered into foreign currency forwards as discussed in the Aflac Japan Investment subsection of MD&A
(3) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
We are required to consolidate certain variable interest entities (VIEs). Some of the consolidated VIEs in our Aflac Japan portfolio use foreign currency swaps to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Prior to consolidation, our beneficial interest in these VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation, the original yen-denominated investment was derecognized and the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps were recognized. The combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment and has no impact on our net investment hedge position. For additional information, see the Hedging Activities subsection of MD&A.
We have cross-currency interest rate swap agreements related to $400 million of senior notes due February 2017 and our $350 million senior notes due February 2022. The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. We entered into these cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations and to reduce interest expense. By entering into these cross-currency interest rate swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen. Any strengthening of the yen to the U.S. dollar will have an adverse effect on the valuation of these cross-currency swaps.
We also have cross-currency interest rate swap agreements related to our $450 million subordinated debentures due September 2052. The notional amounts of the swaps matches the principal amount of the subordinated debentures, but the swaps will mature in September 2017. We entered into these cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the subordinated debentures we issued into yen-denominated obligations and to reduce interest expense. By entering into these cross-currency interest rate swaps, we economically converted our $450 million liability into a 35.3 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen. In the fourth quarter of 2012, we issued an additional $50 million of these subordinated debentures and entered into another cross-currency interest rate swap that will mature in September 2017. By entering into this swap, we economically converted this $50 million liability into a 3.9 billion yen liability and reduced the interest rate from 5.50% in dollars to 4.42% in yen. Any strengthening of the yen to the U.S. dollar will have an adverse effect on the valuation of these cross-currency swaps.

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

	2012		2011
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$82,885	$72,617	$74,474	$65,219
Dollar-denominated	29,209	26,319	19,481	17,600
Perpetual securities:
Yen-denominated	4,019	3,728	6,129	5,669
Dollar-denominated	283	264	310	291
Total debt and perpetual securities	$116,396	$102,928	$100,394	$88,779
Derivatives	$343	$306	$375	$212
Liabilities:
Notes payable(1)	$4,992	$4,658	$3,536	$3,334
Derivatives	867	970	401	563
Japanese policyholder protection corporation	23	23	71	71
(1)Excludes capitalized lease obligations

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

We attempt to match the duration of our assets with the duration of our liabilities. The following table presents the approximate duration of Aflac Japan's yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2012	2011
Yen-denominated debt and perpetual securities	13	13
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2012	2011
Dollar-denominated debt and perpetual securities	11	11
Policy benefits and related expenses to be paid in future years	7	7
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.

Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2012		2011		2010
	U.S.	Japan(1)	U.S.	Japan(1)	U.S.	Japan(1)
Policies issued during year:
Required interest on policy reserves	3.75%	2.00%	4.75%	2.25%	5.50%	2.39%
New money yield on investments	3.90	2.24	5.64	2.42	5.78	2.44
Policies in force at year-end:
Required interest on policy reserves	5.95	4.00	5.99	4.02	6.03	4.40
Return on average invested assets	6.25	2.89	6.41	3.18	6.37	3.48
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products and investment income from the dollar-denominated investment portfolio that Aflac Japan maintains on behalf of Aflac U.S.

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. The decline in Aflac Japan's required interest rates on policy reserves from 2010 to 2011 was the result of strengthening of future policy benefit reserves primarily for a closed block of cancer policies and a block of care policies. Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 2.72%. These securities total $2.6 billion at amortized cost and have an average yield of 4.47%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

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
Credit Risk

A significant portion of our investment portfolio consists of fixed income or perpetual securities that expose us to the credit risk of the underlying issuer. We carefully evaluate this risk on every new investment and closely monitor the credit risk of our existing investment portfolio. We incorporate the needs of our products and liabilities, the overall requirements of the business, and other factors in addition to our underwriting of the credit risk for each investment in the portfolio.

Evaluating the underlying risks in our credit portfolio involves a multitude of factors including but not limited to our assessment of the issuers business activities, assets, products, market position, financial condition, and future prospects. We also must incorporate the assessment of the Nationally Recognized Statistical Rating Organizations (NRSROs) and the SVO in assigning credit ratings to our specific portfolio holdings. We employ a team of experienced credit investment professionals to perform extensive internal assessments of the credit risks for all our portfolio holdings and potential new investments.

All of our securities have ratings from either an NRSRO, the SVO of the NAIC, or are assigned ratings by us based on NAIC rules.

The ratings referenced in the two tables below are based on the ratings designations provided by the major NRSROs (Fitch, Moody's and S&P) or, if not rated, are determined based on the ratings assigned by the SVO of the NAIC and/or our internal analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, in periods prior to the first quarter of 2012 we used the highest rating that was assigned; as of the first quarter of 2012, we are using the second lowest rating that is assigned. Periods prior to the first quarter of 2012 have been adjusted to reflect this new rating methodology for comparative purposes. For a description of the ratings methodology that we use when a security is split-rated, see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating(1)

	2012	2011	2010
AAA	.5%	6.6%	1.0%
AA	72.1	75.4	60.7
A	10.3	9.7	24.5
BBB	15.9	7.8	13.8
BB or lower	1.2	.5	.0
Total	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012

Purchases of securities from year to year are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities during 2011 was due to an increase in purchases of U.S. Treasury strips that were subsequently sold prior to the end of the year to generate investment gains. The higher purchases of AA rated securities during 2012 and 2011 were primarily related to purchases of JGBs as part of bond-swap programs and for asset liability management purposes. The increase in purchases of BBB rated securities in 2012 was primarily related to the purchase of U.S. dollar-denominated corporate fixed income securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities during 2012 and 2011 were related to a limited program that we initiated in 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program's assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:
Composition of Portfolio by Credit Rating(1)

	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.6%	1.8%	1.9%
AA	46.2	45.6	39.1	39.9
A	22.8	23.7	29.7	30.4
BBB	24.8	24.6	23.6	22.7
BB or lower	4.7	4.5	5.8	5.1
Total	100.0%	100.0%	100.0%	100.0%
(1) See the preceding discussion in this section of MD&A regarding the change in credit rating methodology effective March 31, 2012

As of December 31, 2012, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at December 31, 2012 and 2011. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities as of December 31.
Subordination Distribution of Debt and Perpetual Securities

	2012		2011
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$102,978	91.9%	$85,544	86.2%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,985	3.6	5,795	5.8
Tier I(1)	405	.3	555	.6
Surplus notes	335	.3	335	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.0	51	.1
Total fixed maturities	4,861	4.3	6,821	6.9
Perpetual securities (economic maturity date):
Upper Tier II	2,825	2.5	4,285	4.3
Tier I	1,079	1.0	2,268	2.3
Other subordinated - non-banks	309	.3	344	.3
Total perpetual securities	4,213	3.8	6,897	6.9
Total debt and perpetual securities	$112,052	100.0%	$99,262	100.0%
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

Investment Concentrations

After Japanese government bonds (JGBs), our second largest investment concentration as of December 31, 2012, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. We achieve some degree of diversification in the bank and financial institution sector through a geographically diverse universe of credit exposures. Within this sector, our credit risk by geographic region or country of issuer at December 31, 2012, based on amortized cost, was: Europe, excluding the United Kingdom (31%); United States (26%); Japan (8%); United Kingdom (7%); and other (28%).

Our 20 largest global investment exposures as of December 31, 2012, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$44,081	39.3%	Senior	Aa3	AA-	A+
Israel Electric Corp.	748.7	Senior	Baa3	BB+	—
Republic of South Africa	704.6	Senior	Baa1	BBB	BBB+
Bank of America Corp. (includes Merrill Lynch)	520.5
Merrill Lynch & Co. Inc.	289.3	Senior	Baa2	A-	A
Bank of America Corp.	231.2	Lower Tier II	Baa3	BBB+	BBB
Bank of Tokyo-Mitsubishi UFJ Ltd.	520.5
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	520.5	Lower Tier II	A1	A	BBB+
Republic of Tunisia	496.4	Senior	Baa3	BB	BB+
Investcorp SA	477.4
Investcorp Capital Limited	477.4	Senior	Ba2	—	BB
National Grid PLC	462.4
National Grid Gas PLC	231.2	Senior	A3	A-	A
National Grid Electricity Transmission PLC	231.2	Senior	A3	A-	A
Sumitomo Mitsui Financial Group Inc.	462.4
Sumitomo Mitsui Banking Corporation	115.1	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	347.3	Upper Tier II	A2	BBB+	—
Telecom Italia SpA	462.4
Telecom Italia Finance SA	462.4	Senior	Baa2	BBB	BBB
Deutsche Bank AG	460.4
Deutsche Postbank AG	277.2	Lower Tier II	Baa3	BBB+	A-
Deutsche Bank Capital Trust II	167.2	Tier I	Ba2	BBB	BBB-
Deutsche BK CAP FDG Capital Trust I	16.0	Tier I	Ba2	BBB	BBB-
Citigroup Inc.	456.4
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	455.4	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.0	Lower Tier II	Baa3	BBB+	BBB+
JP Morgan Chase & Co. (including Bear Stearns)	455.4
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	404.4	Senior	A2	A	A+
JPMorgan Chase & Co. (FNBC)	23.0	Senior	Aa1	A+	—
JPMorgan Chase & Co. (Bank One Corp.)	17.0	Lower Tier II	A3	A-	A
JPMorgan Chase & Co. (NBD Bank)	11.0	Lower Tier II	A1	A	A
Metlife Inc.	454.4
Metlife Inc.	165.2	Senior	A3	A-	A-
Metropolitan Life Global Funding I	289.2	Senior	Aa3	AA-	A+
Banobras	427.4	Senior	Baa1	BBB	BBB
Unique Zurich Airport	427.4	Senior	—	A	—
Gas Natural SDG (Union Fenosa)	427.4
Union Fenosa Finance B.V.	427.4	Senior	Baa2	BBB	BBB+
General Electric Co.	415.4
GE Capital Corporation	363.3	Senior	A1	AA+	—
Security Capital Group	37.1	Senior	A1	AA+	—
Susa Partnership LP	9.0	Senior	A1	AA+	—
GE Capital Services Inc.	6.0	Lower Tier II	Aa3	AA+	—
Sultanate of Oman	404.4	Senior	A1	A	—
Deutsche Telekom AG	401.3
Deutsche Telekom AG	347.3	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	54.0	Senior	Baa1	BBB+	BBB+
Subtotal	$53,258	47.5%
Total debt and perpetual securities	$112,052	100.0%
(1)JGBs or JGB-backed securities

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Many of our largest global investment holdings are positions that were purchased many years ago and increased in size due to merger and consolidation activity among the issuing entities. Prior to the fourth quarter of 2012, the continued appreciation of the yen has led to increases in the values of yen-denominated securities exacerbating the concentration in many of those securities. Beginning in 2005, we have generally limited our investment exposures to individual issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japanese and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this guidance was adopted, or exposures that may exceed this threshold from time to time through merger and consolidation activity, are not automatically reduced through sales of the issuers' securities but rather are reduced over time consistent with our investment policy.

Geographical Exposure

The following table indicates the geographic exposure of our investment portfolio as of December 31.

	2012		2011
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$48,598	43.4%	$34,942	35.2%
United States and Canada	24,512	22.0	17,221	17.4
United Kingdom	4,025	3.6	5,031	5.1
Germany	3,965	3.5	4,877	4.9
France	2,500	2.2	2,723	2.7
PIIGS	4,550	4.1	6,066	6.1
Portugal	272.3		308.3
Italy	2,327	2.1	2,588	2.6
Ireland	492.4		544.6
Spain	1,459	1.3	2,626	2.6
Other Central Europe	3,626	3.2	5,812	5.9
Netherlands	2,259	2.0	2,496	2.5
Switzerland	688.6		1,357	1.4
Austria	386.3		1,143	1.2
Belgium	293.3		816.8
Nordic Region	3,407	3.0	4,126	4.2
Sweden	1,513	1.3	1,863	1.9
Norway	814.7		1,051	1.1
Denmark	551.5		614.6
Finland	529.5		598.6
Eastern Europe	815.7		907.9
Czech Republic	577.5		643.6
Poland	238.2		264.3
Asia excluding Japan	5,397	4.8	5,690	5.7
Africa and Middle East	3,611	3.2	4,197	4.2
Latin America	3,381	3.0	3,771	3.8
Australia	2,982	2.7	3,159	3.2
All Others	683.6		740.7
Total debt and perpetual securities	$112,052	100.0%	$99,262	100.0%

Investments in Certain European Countries

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have been experiencing a debt crisis. Due to the participation in the single common currency of the Euro, developments affecting any of the European Union (EU) countries have direct impacts on other EU countries. With the economic and market turmoil driven by the European debt crisis, European investments have been identified as having a higher level of inherent risk and potential volatility.

The primary factor considered when determining the domicile of investment exposure is the legal domicile of the issuer. However, other factors such as the location of a parent guarantor, the location of the company's headquarters or major business operations (including location of major assets), location of primary market (including location of revenue generation) and specific country risk publicly recognized by rating agencies can influence the assignment of the country (or geographic) risk location. When the issuer is a special financing vehicle or a branch or subsidiary of a global company, then we consider any guarantees and/or legal, regulatory and corporate relationships of the issuer relative to its ultimate parent in determining the proper assignment of country risk.

We had no direct exposure to Greece as of December 31, 2012 and 2011. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments as of December 31 were as follows:

2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$261	$183	$261	$183
Italy:
Public utilities	0	0	0	0	15	17	15	17
Other corporate	0	0	0	0	360	387	360	387
Portugal:
Public utilities	0	0	156	155	116	100	272	255
Spain:
Sovereign	0	0	0	0	76	91	76	91
Banks/financial institutions	34	36	0	0	64	66	98	102
Public utilities	0	0	0	0	427	420	427	420
Other corporate	0	0	0	0	223	217	223	217
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	231	197	231	197
Italy:
Sovereign	0	0	0	0	289	263	289	263
Banks/financial institutions	0	0	0	0	173	157	173	157
Public utilities	0	0	0	0	855	845	855	845
Other corporate	0	0	0	0	635	594	635	594
Spain:
Public utilities	0	0	0	0	404	380	404	380
Other corporate	0	0	0	0	231	224	231	224
Total gross and net funded exposure	$34	$36	$156	$155	$4,360	$4,141	$4,550	$4,332

2011
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$287	$170	$287	$170
Italy:
Public utilities	0	0	0	0	15	14	15	14
Other corporate	0	0	0	0	399	392	399	392
Portugal:
Public utilities	10	10	40	33	129	105	179	148
Spain:
Sovereign	0	0	148	162	0	0	148	162
Banks/financial institutions	34	35	0	0	45	45	79	80
Public utilities	0	0	0	0	476	422	476	422
Other corporate	34	33	0	0	243	212	277	245
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	257	209	257	209
Italy:
Sovereign	0	0	0	0	322	303	322	303
Banks/financial institutions	0	0	0	0	193	181	193	181
Public utilities	0	0	0	0	952	914	952	914
Other corporate	0	0	0	0	707	661	707	661
Portugal:
Public utilities	0	0	129	135	0	0	129	135
Spain:
Sovereign	0	0	0	0	489	470	489	470
Banks/financial institutions	0	0	0	0	450	356	450	356
Public utilities	0	0	0	0	450	447	450	447
Other corporate	0	0	0	0	257	241	257	241
Total gross and net funded exposure	$78	$78	$317	$330	$5,671	$5,142	$6,066	$5,550
We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% and 5% of total investments in the banks and financial institutions sector at December 31, 2012 and 2011, respectively, and 1% of total investments in debt and perpetual securities at December 31, 2012 and 2011.

Ireland

As of December 31, 2012, our total direct exposure within Ireland consisted of senior unsecured bank obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $231 million and $153 million, respectively, were rated below investment grade at Ba2/BB+/BBB by Moody's, S&P and Fitch, respectively. We believe that these unrealized losses were more closely linked to the Irish government's aggressive approach to addressing its debt burden, which included the possibility of imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011 as the government has shifted its focus to reducing its debt burden. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of December 31, 2012, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of December 31, 2012. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $261 million as of December 31, 2012. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly-owned subsidiary of Hypo Real Estate Holding, a Germany licensed and regulated financial institution. Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland's bank re-structuring and capitalization plan. DEPFA was current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody's, S&P and Fitch, respectively, as of December 31, 2012.

We expect the operating environment will continue to be difficult in 2013 as Ireland's government continues utilizing austerity measures to reduce deficits. Meaningful economic growth will be difficult due to the aforementioned austerity measures, weak domestic demand, high unemployment and depressed real estate markets. Further, Ireland remains susceptible to contagion risks from difficulties of other European countries. Although there has been substantial improvement in the political environment and the fiscal outlook has improved recently, Ireland's economic and ratings profile is expected to remain under pressure in the short-term.

Italy

Although Italy remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had downgrade actions for Italy in 2012, as of December 31, 2012, Italy was still rated investment grade by all three rating agencies.

As of December 31, 2012, our total direct exposure within Italy was $2.3 billion, at amortized cost. This exposure comprised $289 million of direct investment in the sovereign of Italy; a senior unsecured bank obligation of $173 million; and utility and industrial companies of $870 million and $995 million, respectively. Our total exposure to Italy-based utility companies contained $624 million of securities that have below-investment-grade put options.

We expect the operating environment will continue to be difficult in 2013 as Italy's government implements austerity measures to reduce deficits. Meaningful economic growth will be difficult due to the aforementioned austerity measures and a contraction of bank credit. Although there has been substantial improvement, the political environment and the fiscal outlook remain tenuous, Italy's economic and ratings profile is expected to remain under pressure in the short-term.

Corporate issuers domiciled in Italy will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to a variety of factors supporting their individual credit profile.

As of December 31, 2012, all of our Italian exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Portugal

As of December 31, 2012, our total direct exposure to Portugal was $272 million, at amortized cost. All of this exposure is to two electric utility issuers domiciled in Portugal, Redes Energeticas Nacionas SGPS, S.A. (REN) and Energias de Portugal SA (EDP). Our exposure to REN and EDP was $116 million and $156 million, respectively, at amortized cost. Both of these securities have been rated by external rating agencies and the Company as below investment grade as of December 31, 2012; however, they were both current on their obligations to us.

Our holdings domiciled in Portugal will continue to carry sovereign rating risk and could experience ratings pressure and difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of a variety of factors supporting their overall credit profile.

Spain

Although Spain remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had multiple downgrade actions for the Kingdom of Spain throughout 2012, as of December 31, 2012, the Kingdom of Spain was still rated investment grade by all three rating agencies.

We expect the operating environment will continue to be difficult in 2013 as Spain's government implements austerity measures to reduce deficits at both the federal and regional level. In addition, economic growth will be pressured due to the aforementioned austerity measures and a contraction of bank credit. Greater uncertainty over their fiscal profiles has made it difficult for the regional governments in Spain to obtain reasonable financing for existing and new debt facilities. Therefore, Spain's and its regional governments' economic and ratings profile are expected to remain under pressure for the foreseeable future.

As of December 31, 2012, our total direct exposure to Spain was $1.5 billion, at amortized cost. This exposure comprised $76 million of investments in sub-sovereign (i.e. regional governments) issuers; a senior unsecured bank obligation of $64 million; one Lower Tier II obligation of $34 million; and Spain-domiciled utilities and industrials of $831 million and $454 million, respectively.

During the second quarter of 2012, Spain experienced a large increase in its overall cost of funding due to concerns about the sovereign's fiscal and economic condition. The increase in funding costs as well as concerns about fiscal and economic conditions also had a negative impact on the Spanish sub-sovereigns' cost of funding and made access to credit almost impossible for them. We recognized an other-than-temporary impairment of $144 million on our Spanish sub-sovereign investment in Generalitat de Catalunya in the second quarter of 2012. As of December 31, 2012, our investment of $76 million, at amortized cost, in Generalitat de Catalunya was rated Ba3/BB/BBB- by Moody's, S&P, and Fitch, respectively, and we have classified this investment as below investment grade. In the fourth quarter of 2012, we reduced our exposure to Spanish sub-sovereigns by exercising our below-investment-grade put option on our $406 million investment in Junta de Andalucia.

Our Spanish senior unsecured bank investment of $64 million, at amortized cost, was issued by Bankia SA (Bancaja Emisiones SA Unipersonal). Bankia SA was downgraded to below investment grade in the second quarter of 2012. Bankia is currently controlled by a bank holding company itself wholly owned by the Kingdom of Spain. The government has provided direct and planned capital injections and facilitated the transfer of non-performing assets into a state-sponsored entity (“Sareb”) to manage such assets. Currently, we believe the Spanish government has the ability and desire to continue supporting Bankia. Although our holdings are senior level obligations, given the uncertainty surrounding the credit profile of Bankia, we transferred this investment from the held-to-maturity portfolio to the available-for-sale portfolio, and we recognized an other-than-temporary impairment of $120 million on our investment in Bankia SA in the second quarter of 2012. Bankia SA was rated Ba2/BB/BBB by Moody's, S&P, and Fitch, respectively, as of December 31, 2012.

In the fourth quarter of 2012, we reduced our exposure to Spanish Lower Tier II investments by tendering our $206 million below-investment-grade investment in BBVA SA (Banco Bilbao Vizcaya Argentaria) to the issuer at its impaired value. Prior to the disposal, in the third quarter of 2012, we had transferred this investment from the held-to-maturity portfolio to the available-for-sale portfolio and recognized a pretax other-than-temporary impairment of $52 million upon its downgrade to below investment grade.

Our holdings, especially utilities, domiciled in Spain will continue to carry sovereign rating risk and could experience ratings pressure and difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of a variety of factors supporting their overall credit profile.

As of December 31, 2012, with the exception of the securities discussed above, the remaining securities of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

European sovereign debt crisis - monitoring and mitigating exposure
During most of 2011, we saw the European sovereign debt crisis persist and escalate. Throughout 2012, our internal team of experienced credit professionals continued to monitor the impact of this crisis on our individual investment holdings' overall credit quality. Our analysis includes factors beyond a baseline assessment of a company's assets, operations, financial statements, and credit metrics that may provide support for the instruments we own. Specifically, for our investments in European banks and financial institutions, we monitor the importance of the issuer to its local financial system, the likelihood of government support, and our investment's position in the capital structure of the issuer. For our investments in European utilities, we monitor the role of the issuer in its local economy as a provider of necessary infrastructure, and we monitor the value of the underlying assets owned by the issuer. For our investments in European corporates, industrials, and other commercial entities, we monitor the general credit quality of the issuer; the geographical mix of the issuer's customers (i.e. domestic versus foreign), the geographical breakdown of the issuer's assets (i.e. domestic versus foreign), the value of the underlying assets owned by the issuer, capitalization of the issuer, and overall profitability and cash generation ability of the issuer. We monitor NRSRO actions and likely actions for our investment exposures, as well as overall market conditions. By performing these analyses, we make a determination on the probability of timely payment of principal and interest of the issuers of our investments.
Some of our peripheral Eurozone fixed income investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to put our holdings at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness.
Apart from our direct investments in peripheral Eurozone sovereign debt, our other exposure as of December 31, 2012 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $.8 billion, peripheral Eurozone non-banks (excluding sovereigns) of $3.4 billion, core Eurozone1 banks and financial institutions of $3.5 billion, core Eurozone non-banks (excluding sovereigns) of $5.8 billion, core Eurozone sovereigns of $.7 billion, and non-Eurozone2 holdings throughout the balance of Europe of $8.4 billion, all at amortized cost. Other exposures to the European sovereign debt crisis that are not possible to measure include the impact of slower economic activity throughout Europe and its impact on global economic growth; the impact of a potential break-up of the European Union; and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.
Given the severity of the crisis in Europe and the potential lasting impact, we are monitoring the situation closely.  Among the areas that we believe warrant continued attention include the heightened interrelationship between political, monetary, fiscal, and economic forces; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Euro region. See the following discussion regarding steps that management has taken in the past couple years to reduce our investment risk exposure to Europe.
Derisking

During 2012, we continued a general strategy of reducing the overall risk profile of our investment portfolio. Our efforts in 2011 and 2012 were largely focused on reducing our exposure to European issuers and to banks and financial institutions. During 2012, we reduced our exposure to European issuers, including perpetual and subordinated securities of financial firms. As a result of derisking activities, we have reduced our exposure to these areas significantly. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries of $3.3 billion comprised 5.9% of total investment and cash, declining to $1.1 billion, or 1.0% of total investments and cash by the end of 2012. At the start of 2008, investments in perpetual securities of $8.3 billion comprised 14.7% of total investments and cash, declining to $4.2 billion, or 3.7% of total investments and cash by the end of 2012. As a result of these portfolio activities, we have dramatically reduced the impact to our portfolio from the European financial crisis. We will continue to be vigilant in monitoring our holdings and evaluating opportunities that may arise to further and appropriately reduce, reposition, and manage the risks in the portfolio.

Securities by Type of Issuance
We have investments in both publicly and privately issued securities. Our ability to sell either type of security is a function of overall market liquidity which is impacted by, among other things, the amount of outstanding securities of a particular issuance, trading history of the security, overall market conditions, and idiosyncratic events affecting the specific issuer.

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2012		2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$67,116	$70,026	$45,475	$48,163
Perpetual securities	128	146	195	178
Equity securities	11	13	13	15
Total publicly issued	67,255	70,185	45,683	48,356
Privately issued securities:
Fixed maturities	40,723	42,068	46,890	45,792
Perpetual securities	4,085	4,156	6,702	6,261
Equity securities	9	10	9	10
Total privately issued	44,817	46,234	53,601	52,063
Total investment securities	$112,072	$116,419	$99,284	$100,419
The following table details our privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2012	2011
Privately issued securities as a percentage of total debt and perpetual securities	40.0%	54.0%
Privately issued securities held by Aflac Japan	$41,624	$50,819
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	37.1%	51.2%
Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2012	2011
Privately issued reverse-dual currency securities	$9,916	$12,655
Publicly issued collateral structured as reverse-dual currency securities	2,781	2,958
Total reverse-dual currency securities	$12,697	$15,613
Reverse-dual currency securities as a percentage of total debt and perpetual securities	11.3%	15.7%
(1)Principal payments in yen and interest payments in dollars

The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to the weakening of the yen, sales and impairments of investments, and the allocation of new investments to JGBs and other publicly issued investments during 2012.

Aflac Japan has invested in privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan's investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants were required.

Below-Investment-Grade and Split-Rated Securities
The below-investment-grade securities at December 31 shown in the following table were investment grade at the time of purchase and were subsequently downgraded.

Below-Investment-Grade Securities(1)(2)

	2012				2011
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Israel Electric Corporation Limited	$797	$748	$716	$(32)	$888	$847	$805	$(42)
Republic of Tunisia	739	496	496	0	823	823	877	54
Investcorp Capital Limited	477	477	418	(59)	526	526	441	(85)
Commerzbank AG (includes Dresdner Bank)	462	297	394	97	*	*	*	*
UPM-Kymmene	358	358	263	(95)	399	399	235	(164)
UniCredit Bank AG (HVB Funding Trust I, III, & VI)	341	257	257	0	*	*	*	*
Lloyds Banking Group PLC	328	292	351	59	408	360	312	(48)
Societe Generale (3)	289	288	302	14	*	*	*	*
CSAV (Tollo Shipping Co. S.A.)	277	117	145	28	309	130	130	0
Bank of Ireland	231	231	153	(78)	257	257	140	(117)
Generalitat de Catalunya	208	76	91	15	*	*	*	*
Tokyo Electric Power Co., Inc.	199	201	203	2	232	235	211	(24)
Bankia SA (Bancaja Emisiones SA Unipersonal)	173	64	66	2	*	*	*	*
Energias de Portugal SA (EDP)	158	156	155	(1)	*	*	*	*
IKB Deutsche Industriebank AG	150	78	96	18	167	87	87	0
Redes Energeticas Nacionais SGPS,S.A. (REN)	116	116	100	(16)	129	129	105	(24)
Finance For Danish Industry (FIH)	116	90	100	10	129	100	100	0
Barclays Bank PLC (3)	65	48	62	14	*	*	*	*
Nextera Energy Inc. (FPL Marcus Hook, White Pine Hydro)	64	59	65	6	40	40	44	4
Sparebanken Vest (3)	60	60	60	0	60	60	59	(1)
Dexia SA (includes Dexia Bank Belgium & Dexia Overseas) (3)	0	0	0	0	579	190	190	0
Erste Group Bank (Erste Finance Jersey Ltd. 3 & 5) (3)	0	0	0	0	450	424	253	(171)
Ford Motor Credit Company	*	*	*	*	386	386	388	2
Swedbank AB (3)	0	0	0	0	180	139	106	(33)
Bawag Capital Finance Jersey (3)	0	0	0	0	180	77	77	0
Hypo Vorarlberg Capital Finance (3)	0	0	0	0	141	83	86	3
Other Issuers (below $50 million in par value) (4)	384	360	364	4	408	378	339	(39)
Total	$5,992	$4,869	$4,857	$(12)	$6,691	$5,670	$4,985	$(685)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) See the Market Risks of Financial Instruments - Credit Risk subsection of this MD&A regarding the change in credit rating methodology effective
March 31, 2012
(3) Includes perpetual security
(4) Includes 14 issuers in 2012 and 17 issuers in 2011

In 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program's assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $414 million at December 31, 2012, compared with $124 million at December 31, 2011, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 4.3% of total debt and perpetual securities at December 31, 2012, compared with 5.7% at December 31, 2011, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at December 31, 2012 and 2011 were generally reported as available for sale and carried at fair value.

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As of the first quarter of 2012, our policy has been to utilize the second lowest rating designation assigned to the security, which in this case where there are only two ratings - one investment grade and one below investment grade - would result in the security being rated as below investment grade.  In the event that the second lowest rating designation from the major credit rating agencies (Moody's, S&P and Fitch) is investment grade, our policies do not preclude us from assigning a below-investment-grade rating if our own internal analysis shows a credit deterioration has occurred and our assessment results in a rating below that which is assigned by such agencies. Our review in those cases includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $3.8 billion as of December 31, 2012, compared with $2.7 billion as of December 31, 2011, and represented 3.4% of total debt and perpetual securities, at amortized cost, at December 31, 2012, compared with 2.7% at December 31, 2011. The 10 largest split-rated securities as of December 31, 2012, were as follows:
Split-Rated Securities

(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corp. Ltd.	$748	Below Investment Grade
Republic of Tunisia	496	Below Investment Grade
SLM Corp.	376	Investment Grade
Ford Motor Credit Company	347	Investment Grade
Commerzbank AG (includes Dresdner Bank)	297	Below Investment Grade
Societe Generale(1)	288	Below Investment Grade
Bank of Ireland	231	Below Investment Grade
Barclays Bank PLC(1)(2)	190	Below Investment Grade / Investment Grade
Deutsche Bank Capital Trust II and Capital Funding Trust I(1)	183	Investment Grade
Energias de Portugal SA (EDP)	156	Below Investment Grade
(1) Includes perpetual security
(2) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($142 million amortized cost) are IG and the Tier I holdings ($48 million amortized cost) are BIG

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, Samurai notes, and the foreign currency forwards on certain fixed-maturity securities, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information.

Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of December 31, 2012.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$52,361	$56,299	48.4%	$4,408	$470
Below-investment-grade securities	5,265	5,256	4.5	304	313
Held-to-maturity securities:
Investment-grade securities	54,426	54,841	47.1	1,213	798
Total	$112,052	$116,396	100.0%	$5,925	$1,581
The following table presents an aging of debt and perpetual securities in an unrealized loss position as of December 31, 2012.
Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$17,605	$470	$12,810	$200	$80	$1	$4,715	$269
Below- investment-grade securities	2,086	313	103	3	77	0	1,906	310
Held-to-maturity securities:
Investment-grade securities	22,591	798	15,447	164	0	0	7,144	634
Total	$42,282	$1,581	$28,360	$367	$157	$1	$13,765	$1,213

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of December 31, 2012.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$17,605	$470	$17,407	$412	$198	$58	$0	$0
Below- investment-grade securities	2,086	313	1,489	138	597	175	0	0
Held-to-maturity securities:
Investment-grade securities	22,591	798	22,244	700	347	98	0	0
Total	$42,282	$1,581	$41,140	$1,250	$1,142	$331	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2012.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
SLM Corp.	BBB	$376	$278	$(98)
UPM-Kymmene	BB	358	263	(95)
Bank of Ireland	BB	231	153	(78)
Investcorp Capital Limited	BB	477	418	(59)
Svenska Handelsbanken AB(1)	BBB	205	160	(45)
Bank of America Corp. (includes Merrill Lynch)	A	520	477	(43)
Republic of Poland	A	238	196	(42)
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings N.V.)	A	520	484	(36)
DEPFA Bank PLC	BBB	261	227	(34)
Atlantia SPA	BBB	231	198	(33)
(1)Includes perpetual security

Declines in fair value noted above were impacted by changes in interest rates and credit spreads, yen/dollar exchange rates, and issuer credit status. However, we currently believe it would be inappropriate to recognize impairment charges because we believe the changes in fair value are temporary. See the Market Risks of Financial Instruments- Credit Risk subsection of this MD&A for a discussion of unrealized losses related to Ireland, and see the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions including perpetual securities, and other corporate investments.

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

We have entered into an agreement with an independent third party to value certain securities within our investment portfolio, primarily perpetual and private placement holdings. These securities are currently being valued using our discounted cash flow pricing model. We expect to receive valuation information from the third party to be evaluated by management by the end of the first quarter of 2013. At this time, it is not possible to estimate the impact of this new valuation approach. Changes in value may have a material effect on our financial condition and results of operations.

Cash and cash equivalents totaled $2.0 billion, or 1.7% of total investments and cash, as of December 31, 2012, compared with $2.2 billion, or 2.2%, at December 31, 2011. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2012	2011	% Change
Aflac Japan	$6,801	$7,102	(4.2)%	(1)
Aflac U.S.	2,857	2,687	6.3
Total	$9,658	$9,789	(1.3)%
(1)Aflac Japan’s deferred policy acquisition costs increased 6.7% in yen during the year ended December 31, 2012.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See Note 1 of the Notes to the Consolidated Financial Statements and the New Accounting Pronouncements subsection of this MD&A for a discussion of changes to the accounting policy for DAC effective January 1, 2012.

Policy Liabilities

The following table presents policy liabilities by segment for the years ended December 31.

(In millions)	2012	2011	% Change
Aflac Japan	$89,338	$86,522	3.3%	(1)
Aflac U.S.	8,608	8,069	6.7
Other	3	2	50.0
Total	$97,949	$94,593	3.5%
(1)Aflac Japan’s policy liabilities increased 15.0% in yen during the year ended December 31, 2012.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on our policy liabilities.

Notes Payable
Notes payable totaled $4.4 billion at December 31, 2012, compared with $3.3 billion at December 31, 2011. In February 2012, the Parent Company issued $400 million and $350 million of senior notes that mature in February 2017 and February 2022, respectively. In June 2012, we paid $337 million to redeem 26.6 billion yen of our Samurai notes upon their maturity. In July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original series of senior notes that were issued in February 2012 and mature in February 2017. In September 2012, the Parent Company issued $450 million of subordinated debentures that mature in September 2052, and in the fourth quarter of 2012, the underwriters exercised their option, pursuant to the underwriting agreement, to purchase an additional $50 million principal amount of these subordinated debentures. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 24.5% as of December 31, 2012, compared with 21.8% as of December 31, 2011. See Note 8 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 13 of the Notes to the Consolidated Financial Statements.

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) includes government fiscal measures supporting the LIPPC. On December 27, 2011, Japan's FSA announced plans to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012 to extend the government's fiscal support framework, and the legislation was approved on March 30, 2012.

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our net investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the Parent Company yen-denominated liabilities that exceeds our net investment in Aflac Japan would be recognized in net earnings. We estimate that if the Parent Company yen-denominated liabilities exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the years ended December 31, 2012, 2011 and 2010.

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

The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2012	2011
Aflac Japan net assets	$13,580	$10,596
Aflac Japan dollar-denominated net assets	(8,317)	(7,341)
Aflac Japan yen-denominated net assets	5,263	3,255
Parent Company yen-denominated net liabilities	(850)	(1,258)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$4,413	$1,997
Prior-year amounts have been adjusted for the adoption of accounting guidance January 1, 2012 related to deferred policy acquisition costs.

The increase in the yen-denominated net assets subject to foreign currency translation fluctuations was due primarily to the increase in cash flows from Japan operations and partly to the reduction in yen-denominated liabilities with the redemption of our Samurai notes in June 2012.
Cash Flow Hedges

We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. During 2011, we de-designated certain of these derivatives used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. The gain that is being amortized over the expected life of the respective hedged item from accumulated other comprehensive income into earnings related to these swaps was immaterial for the years ended December 31, 2012 and 2011. As of December 31, 2012, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates still qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the years ended December 31, 2012 and 2011.
Fair Value Hedges
In the third quarter of 2012, we began entering into foreign currency forwards to mitigate the foreign exchange risk associated with new investments in U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31.
Liquidity Provided by Aflac to Parent Company

(In millions)	2012	2011	2010
Dividends declared or paid by Aflac	$0	$282	$370
Management fees paid by Aflac	249	230	205

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. As of the beginning of 2012, we had a shelf registration statement on file with the SEC that allowed us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2012. We filed a new shelf registration statement with the SEC in May 2012 that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time through May 2015. In February 2012, the Parent Company issued $750 million of senior notes under the now expired registration statement. As of December 31, 2012, the Parent Company had issued $250 million of senior notes and $500 million of subordinated debentures under the new registration statement. In December 2011, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through January 2014. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.025%. In addition, the Parent Company and Aflac are required to pay a facility fee of .10% on the commitments. As of December 31, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) June 27, 2013, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. The Parent Company and Aflac may request that commitments under the credit agreement be extended for an additional 364-day period from the commitment termination date, subject to terms and conditions which are defined in the agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable at December 31, 2012. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2012. We translated our yen-denominated obligations using the December 31, 2012, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$76,463		$319,545	$10,250	$20,049	$19,644	$269,602
Unpaid policy claims liability (Note 7)(3)	4,034		4,034	3,016	620	231	167
Long-term debt – principal (Note 8)	4,343		4,343	0	869	924	2,550
Long-term debt – interest (Note 8)	35		3,370	215	415	364	2,376
Cash collateral on loaned securities (Note 3)	6,277		6,277	6,277	0	0	0
Policyholder protection corporation (Note 2)	23		23	23	0	0	0
Operating service agreements (Note 14)	N/A	(4)	431	130	252	49	0
Operating lease obligations (Note 14)	N/A	(4)	131	61	39	27	4
Capitalized lease obligations (Note 8)	9		9	3	4	2	0
Total contractual obligations	$91,184		$338,163	$19,975	$22,248	$21,241	$274,699
Liabilities for unrecognized tax benefits in the amount of $14 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2012.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $319,545 exceeds the corresponding liability amount of $76,463. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
(3)Includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of unpaid policy claims payments may differ significantly from the estimates above.
(4)Not applicable

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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2012	2011	2010
Operating activities	$14,952	$10,842	$6,989
Investing activities	(16,952)	(10,829)	(7,432)
Financing activities	1,945	64	161
Exchange effect on cash and cash equivalents	(153)	51	80
Net change in cash and cash equivalents	$(208)	$128	$(202)

Operating Activities

Consolidated cash flow from operations increased 37.9% in 2012, compared with 2011. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2012	2011	2010
Aflac Japan	$13,949	$10,246	$6,327
Aflac U.S. and other operations	1,003	596	662
Total	$14,952	$10,842	$6,989

The increase in Aflac Japan operating cash flows during 2012 and 2011 was largely due to the receipt of discounted advance premiums from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. Aflac U.S. operating cash flows increased in 2012 due primarily to a decrease in federal income taxes paid.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2012	2011	2010
Aflac Japan	$(15,823)	$(10,246)	$(6,221)
Aflac U.S. and other operations	(1,129)	(583)	(1,211)
Total	$(16,952)	$(10,829)	$(7,432)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 15% of the annual average investment portfolio of debt and perpetual securities available for sale during the year ended December 31, 2012, compared with 27% in 2011 and 7% in 2010. The relatively higher dispositions before maturity in 2012 and 2011 were due to bond-swap programs that generated investment gains and were also the result of asset liability management strategies.

Financing Activities

Consolidated cash provided by financing activities was $1.9 billion in 2012, $64 million in 2011 and $161 million in 2010. Cash returned to shareholders through dividends and treasury stock purchases was $721 million in 2012, compared with $860 million in 2011 and $656 million in 2010.

In February 2012, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. In June 2012, we paid $337 million to redeem 26.6 billion yen of Samurai notes using proceeds from the February debt offering. In July 2012, the Parent Company issued $250 million of senior notes through a U.S. public debt offering. In September 2012, the Parent Company issued $450 million of subordinated debentures through a U.S. public debt offering, and in October 2012, the underwriters exercised their option, pursuant to the underwriting agreement, to purchase an additional $50 million principal amount of these subordinated debentures.

In September 2011, we paid $459 million to redeem 35 billion yen of our Uridashi notes upon their maturity. In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes (approximately $578 million using the December 31, 2012, exchange rate).

In August 2010, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. In July 2010, we paid $447 million to redeem 39.4 billion yen of our Samurai notes upon their maturity.

See Note 8 of the Notes to the Consolidated Financial Statements for further information on the debt issuances discussed above.
See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the 364-day senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in June 2012 in the amount of 50 billion yen. As of December 31, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at December 31, 2012.

The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2012	2011	2010
Treasury stock purchases	$118	$308	$121
Number of shares purchased:
Open market	1,948	6,000	2,000
Other	360	182	192
Total shares purchased	2,308	6,182	2,192
Treasury Stock Issued

(In millions of dollars and thousands of shares)	2012	2011	2010
Stock issued from treasury:
Cash financing	$32	$26	$45
Noncash financing	63	57	2
Total stock issued from treasury	$95	$83	$47
Number of shares issued	2,184	1,852	1,834

In 2010 when the market value of our stock was below our weighted-average cost of treasury shares, all shares purchased with dividends, as well as those shares used for internal stock award plans, were purchased on the open market in lieu of being issued from treasury. Beginning again in 2011 when the market value of our stock increased, these types of stock issuances, considered non-cash, were once again issued using treasury shares.

Under share repurchase authorizations from our board of directors, we purchased 1.9 million shares of our common stock in the open market in 2012, compared with 6.0 million shares in 2011 and 2.0 million shares in 2010. See Note 10 of the Notes to the Consolidated Financial Statements for additional information. As of December 31, 2012, a remaining balance of 22.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. We currently plan to purchase $400 to $600 million of our common stock in 2013.

Cash dividends paid to shareholders in 2012 of $1.34 per share increased 8.9% over 2011. The 2011 dividend paid of $1.23 per share increased 7.9% over 2010. The following table presents the dividend activity for the years ended December 31.

(In millions)	2012	2011	2010
Dividends paid in cash	$603	$552	$535
Dividends through issuance of treasury shares	24	23	0
Total dividends to shareholders	$627	$575	$535

In February 2013, the board of directors declared the first quarter 2013 cash dividend of $.35 per share. The dividend is payable on March 1, 2013, to shareholders of record at the close of business on February 15, 2013.

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

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC's risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer's operations. Aflac's company action level RBC ratio was 630% as of December 31, 2012. Aflac's RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2012, Aflac's total adjusted capital exceeded the amounts to achieve a company action level RBC of 400% and 350% by $3.3 billion and $4.0 billion, respectively. See Note 12 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. Currently, the NAIC has an ongoing Solvency Modernization Initiative (SMI) relating to updating the U.S. insurance solvency regulation framework. The SMI will focus on key issues such as capital requirements, governance and risk management, actuarial, and accounting matters.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan's FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. See the Japanese Regulatory Environment subsection of this MD&A for a discussion of changes to the calculation of the solvency margin ratio. As of December 31, 2012, Aflac Japan's solvency margin ratio was 669.1% under the new calculation method, which significantly exceeded regulatory minimums. As expected, based on the results of the calculation of the solvency margin ratio under the new standards, our relative position within the industry has not materially changed. Given the low interest rate environment and the sensitivity of the solvency margin ratio to interest rate changes, we have taken actions to improve our solvency margin, including entering into a surplus relief reinsurance contract and increasing our allocation of JGBs classified as held to maturity. As previously discussed, we have entered into a 364-day senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We continue to evaluate other alternatives for reducing the sensitivity of the solvency margin ratio against interest rate and foreign exchange rate changes.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2012		2011	2010
Aflac Japan management fees paid to Parent Company	$30		$28	$30
Expenses allocated to Aflac Japan	58		43	37
Aflac Japan profit remittances to Aflac U.S. in dollars	422	(1)	143	317
Aflac Japan profit remittances to Aflac U.S. in yen	33.1	(1)	11.0	28.7
(1)Includes U.S. dollar-denominated securities which were $209 million at amortized cost and had accrued interest of $4 million (totaling approximately 16.8 billion yen) as of the remittance date

The total amount of profit remittances in 2011 was lower than that in 2012 and 2010 due to realized investment losses.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a‑15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2012, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited Aflac Incorporated's (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
February 26, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2012, the Company retrospectively adopted guidance related to a change in accounting for costs associated with acquiring or renewing insurance contracts. Also as discussed in Note 1, the Company changed its method of evaluating consolidation of variable interest entities (VIEs) and qualified special purpose entities (QSPEs) due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board (FASB), effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Atlanta, Georgia
February 26, 2013

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2012	2011	2010
Revenues:
Premiums, principally supplemental health insurance	$22,148	$20,362	$18,073
Net investment income	3,473	3,280	3,007
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(977)	(1,901)	(459)
Sales and redemptions	474	594	38
Derivative and other gains (losses)	154	(245)	(1)
Total realized investment gains (losses)	(349)	(1,552)	(422)
Other income	92	81	74
Total revenues	25,364	22,171	20,732
Benefits and expenses:
Benefits and claims	15,330	13,749	12,106
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,117	1,033	958
Insurance commissions	1,744	1,725	1,637
Insurance expenses	2,415	2,336	2,159
Interest expense	261	196	149
Other operating expenses	195	182	162
Total acquisition and operating expenses	5,732	5,472	5,065
Total benefits and expenses	21,062	19,221	17,171
Earnings before income taxes	4,302	2,950	3,561
Income tax expense:
Current	816	891	862
Deferred	620	122	371
Total income taxes	1,436	1,013	1,233
Net earnings	$2,866	$1,937	$2,328
Net earnings per share:
Basic	$6.14	$4.16	$4.96
Diluted	6.11	4.12	4.92
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,868	466,519	469,038
Diluted	469,287	469,370	473,085
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2012	2011	2010
Net earnings	$2,866	$1,937	$2,328
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(287)	(18)	90
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,660	566	370
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	497	1,154	421
Unrealized gains (losses) on derivatives during period	(22)	(33)	51
Pension liability adjustment during period	(20)	(65)	(32)
Total other comprehensive income (loss) before income taxes	1,828	1,604	900
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,078	392	(32)
Other comprehensive income (loss), net of income taxes	750	1,212	932
Total comprehensive income (loss)	$3,616	$3,149	$3,260
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2012		2011
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $48,355 in 2012 and $40,534 in 2011)	$51,466		$42,222
Fixed maturities - consolidated variable interest entities (amortized cost $5,058 in 2012 and $4,822 in 2011)	5,787		5,350
Perpetual securities (amortized cost $3,654 in 2012 and $5,365 in 2011)	3,728		5,149
Perpetual securities - consolidated variable interest entities (amortized cost $559 in 2012 and $1,532 in 2011)	574		1,290
Equity securities (cost $20 in 2012 and $22 in 2011)	23		25
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $54,554 in 2012 and $45,817 in 2011)	54,137		46,366
Fixed maturities - consolidated variable interest entities (fair value $287 in 2012 and $566 in 2011)	289		643
Other investments	174		168
Cash and cash equivalents	2,041		2,249
Total investments and cash	118,219		103,462
Receivables	976		680
Accrued investment income	842		802
Deferred policy acquisition costs	9,658		9,789
Property and equipment, at cost less accumulated depreciation	564		617
Other	835	(1)	887	(1)
Total assets	$131,094		$116,237
(1) Includes $191 in 2012 and $375 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2012		2011
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$76,463		$79,278
Unpaid policy claims	4,034		3,981
Unearned premiums	2,158		1,704
Other policyholders’ funds	15,294		9,630
Total policy liabilities	97,949		94,593
Income taxes	3,858		2,308
Payables for return of cash collateral on loaned securities	6,277		838
Notes payable	4,352		3,285
Other	2,680	(2)	2,267	(2)
Commitments and contingent liabilities (Note 14)
Total liabilities	115,116		103,291
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2012 and 2011; issued 665,239 shares in 2012 and 663,639 shares in 2011	67		66
Additional paid-in capital	1,505		1,408
Retained earnings	17,387		15,148
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	333		984
Unrealized gains (losses) on investment securities	2,570		1,143
Unrealized gains (losses) on derivatives	(5)		9
Pension liability adjustment	(183)		(171)
Treasury stock, at average cost	(5,696)		(5,641)
Total shareholders’ equity	15,978		12,946
Total liabilities and shareholders’ equity	$131,094		$116,237
(2) Includes $399 in 2012 and $531 in 2011 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2012	2011	2010
Common stock:
Balance, beginning of period	$66	$66	$66
Exercise of stock options	1	0	0
Balance, end of period	67	66	66
Additional paid-in capital:
Balance, beginning of period	1,408	1,320	1,228
Exercise of stock options	31	21	59
Share-based compensation	34	37	37
Gain (loss) on treasury stock reissued	32	30	(4)
Balance, end of period	1,505	1,408	1,320
Retained earnings:
Balance, beginning of period	15,148	13,787	12,019
Cumulative effect of change in accounting principle, net of income taxes	0	0	(25)
Net earnings	2,866	1,937	2,328
Dividends to shareholders ($1.34 per share in 2012, $1.23 per share in 2011, and $1.14 per share in 2010)	(627)	(576)	(535)
Balance, end of period	17,387	15,148	13,787
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,965	753	(38)
Unrealized foreign currency translation gains (losses) during period, net of income taxes:
Cumulative effect of change in accounting principle, net of income taxes	0	0	(320)
Change in unrealized foreign currency translation gains (losses) during period, net of income taxes	(651)	167	428
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Cumulative effect of change in accounting principle, net of income taxes	0	0	180
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	1,427	1,107	478
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	0	3	13
Unrealized gains (losses) on derivatives during period, net of income taxes	(14)	(22)	33
Pension liability adjustment during period, net of income taxes	(12)	(43)	(21)
Balance, end of period	2,715	1,965	753
Treasury stock:
Balance, beginning of period	(5,641)	(5,386)	(5,316)
Purchases of treasury stock	(118)	(308)	(121)
Cost of shares issued	63	53	51
Balance, end of period	(5,696)	(5,641)	(5,386)
Total shareholders’ equity	$15,978	$12,946	$10,540
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2012		2011		2010
Cash flows from operating activities:
Net earnings	$2,866		$1,937		$2,328
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	5,669		2,940		1,078
Increase in deferred policy acquisition costs	(643)		(505)		(327)
Increase in policy liabilities	6,033		4,685		3,448
Change in income tax liabilities	712		266		137
Realized investment (gains) losses	349		1,552		422
Other, net	(34)		(33)		(97)
Net cash provided (used) by operating activities	14,952		10,842		6,989
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	7,385		14,385		2,724
Fixed maturities matured or called	1,959		170		1,243
Perpetual securities sold	1,599		690		700
Perpetual securities matured or called	376		0		0
Equity securities sold	0		0		328
Securities held to maturity:
Fixed maturities matured or called	1,859		728		196
Costs of investments acquired:
Securities available for sale:
Fixed maturities acquired	(19,533)		(8,392)		(9,943)
Equity securities acquired	0		0		(330)
Securities held to maturity:
Fixed maturities acquired	(16,550)		(18,995)		(2,010)
Cash received as collateral on loaned securities, net	5,439		647		(312)
Other, net	514		(62)		(28)
Net cash provided (used) by investing activities	(16,952)		(10,829)		(7,432)
Cash flows from financing activities:
Purchases of treasury stock	(118)		(308)		(121)
Proceeds from borrowings	1,506		620		748
Principal payments under debt obligations	(341)		(462)		(451)
Dividends paid to shareholders	(603)		(552)		(535)
Change in investment-type contracts, net	1,457		733		419
Treasury stock reissued	32		26		45
Other, net	12		7		56
Net cash provided (used) by financing activities	1,945		64		161
Effect of exchange rate changes on cash and cash equivalents	(153)		51		80
Net change in cash and cash equivalents	(208)		128		(202)
Cash and cash equivalents, beginning of period	2,249		2,121		2,323
Cash and cash equivalents, end of period	$2,041		$2,249		$2,121
Supplemental disclosures of cash flow information:
Income taxes paid	$788		$828		$1,017
Interest paid	178		164		125
Noncash interest	83	(1)	32	(1)	24
Impairment losses included in realized investment losses	977		1,901		459
Noncash financing activities:
Capitalized lease obligations	4		6		3
Treasury stock issued for:
Associate stock bonus	35		32		0
Shareholder dividend reinvestment	24		23		0
Share-based compensation grants	4		2		2
(1) Consists primarily of accreted interest on discounted advance premiums
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 77% of the Company's total revenues in 2012, compared with 75% in 2011 and 2010. The percentage of the Company's total assets attributable to Aflac Japan was 87% at December 31, 2012 and 2011.

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

Significant Accounting Policies

Translation of Foreign Currencies: The functional currency of Aflac Japan's insurance operations is the Japanese yen. We translate our yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses and cash flows are translated using average exchange rates for the period. The resulting currency translation adjustments are reported in accumulated other comprehensive income. We include in earnings the realized currency exchange gains and losses resulting from foreign currency transactions.

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

Insurance premiums for most of the Company's health and life policies are recognized ratably as earned income over the premium payment periods of the policies. When revenues are reported, the related amounts of benefits and expenses are charged against such revenues, so that profits are recognized in proportion to premium revenues during the period the policies are expected to remain in force. This association is accomplished by means of annual additions to the liability for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features are collected over a significantly shorter period than the period over which benefits are provided. Premiums for these products are recognized ratably over the scheduled premium payment period. At the policyholder's option, customers can also pay discounted advanced premiums for certain of these products. Advanced premiums are deferred and recognized ratably over the regularly scheduled premium payment period. For the Company's limited-pay products, any gross premium in excess of the net premium is deferred during the scheduled premium payment period and recognized into benefits in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

The calculation of deferred policy acquisition costs (DAC) and the liability for future policy benefits requires the use of estimates based on sound actuarial valuation techniques. For new policy issues, we review our actuarial assumptions and deferrable acquisition costs each year and revise them when necessary to more closely reflect recent experience and studies of actual acquisition costs. For policies in force, we evaluate deferred policy acquisition costs (DAC) by major product groupings to determine that they are recoverable from future revenues, and any amounts determined not to be recoverable are charged against net earnings. We have not had any material charges to earnings for DAC that was determined not to be recoverable in any of the years presented in this Form 10-K.

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

We have investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. We are the primary beneficiary of certain VIEs. While the VIEs generally operate within a defined set of documents, there are certain powers that are retained by us that are considered significant in our conclusion that we are the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral or, for collateralized debt obligations (CDOs), the reference credits to include in the structure; the ability to obtain the underlying collateral in the event of default; and the ability to appoint or dismiss key parties in the structure. In particular, our powers surrounding the underlying collateral were the most significant powers since those most significantly impact the economics of the VIE. We have no obligation to provide any continuing financial support to any of the entities in which we are the primary beneficiary. Our maximum loss is limited to our original investment. Neither we nor any of our creditors have the ability to obtain the underlying collateral, nor do we have control over the instruments in the VIEs, unless there is an event of default. For those entities where we are the primary beneficiary, the assets consolidated are fixed-maturity securities, perpetual securities and derivative instruments; collateral is reported separately under the captions fixed maturities- and perpetual securities- consolidated variable interest entities on our balance sheet.

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

An investment in a fixed maturity or perpetual security is impaired if the fair value falls below book value. We regularly review our entire investment portfolio for declines in value. The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investments. The determination of the amount of impairments under this model is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.
The determination of whether an impairment in value is other than temporary is based largely on our evaluation of the issuer's creditworthiness. Our team of experienced credit professionals must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include the overall level of interest rates, credit spreads, the credit quality of the underlying issuer, and other factors. This process requires consideration of risks which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk.
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

Our investments in perpetual securities that are rated below investment grade are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security's decline in fair value coupled with the length of time the fair value of the security has been below amortized cost and the financial condition and near-term prospects of the issuer.

We lend fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on our balance sheet during the terms of the loans and are not reported as sales. We receive cash or other securities as collateral for such loans. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral.

For further information regarding our investments, see Note 3.

Derivatives and Hedging: We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions.

Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, foreign currency swaps, credit default swaps (CDSs), and/or foreign currency forward contracts. Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Foreign currency forward contracts are used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio. Interest rate swaps are used to hedge the variability of interest cash flows associated with our variable interest rate notes, and cross-currency interest rate swaps, also referred to as foreign currency swaps, are used to economically convert certain dollar-denominated senior note obligations into yen-denominated principal and interest obligations.

From time to time, we purchase certain investments that contain an embedded derivative. We assess whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If we deem that the embedded derivative's terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is separated from that contract, held at fair value and reported with the host instrument in the consolidated balance sheet, with changes in fair value reported in earnings. If we have elected the fair value option, the embedded derivative is not bifurcated, and the entire investment is held at fair value with changes in fair value reported in earnings.

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

Changes in the fair value of any of our derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income as long as they are deemed effective. Any hedge ineffectiveness is recorded immediately in current period earnings within derivative and other gains (losses). Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of earnings in which the cash flows of the hedged item are recorded.
Changes in the estimated fair value of derivative instruments that are designated and qualify as fair value hedges, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported in current earnings within derivative and other gains (losses).

Derivatives that are not designated as hedges are carried at fair value with all changes in fair value recorded in current period earnings within derivative and other gains (losses). We include the fair value of all freestanding derivatives in either other assets or other liabilities on the balance sheet.

We have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedges of the foreign currency exposure to our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of our designated yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our investment in Aflac Japan, the foreign exchange effect on the portion of the liabilities that exceeds our investment in Aflac Japan would be recognized in net earnings (other income).

For further information regarding derivatives and hedging, see Note 4.

Deferred Policy Acquisition Costs: See the Recently Adopted Accounting Pronouncements section of this Note 1 for a discussion of the change in accounting policy for deferred policy acquisition costs (DAC) that we adopted retrospectively as of January 1, 2012.

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
We measure the recoverability of DAC and the adequacy of our policy reserves annually by performing gross premium valuations on our business. Our testing indicates that our DAC is recoverable and our policy liabilities are adequate. (See the following discussion for further information regarding policy liabilities.)

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

Other policy liabilities consist primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period.

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

As discussed in the Translation of Foreign Currencies section above, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income, the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a deferred tax expense of $492 million in 2012, compared with a deferred tax benefit of $152 million in 2011 and $322 million in 2010 for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 32% in 2012, 34% in 2011, and 32% in 2010.

Policyholder Protection Corporation and State Guaranty Association Assessments: In Japan, the government has required the insurance industry to contribute to a policyholder protection corporation. We recognize a charge for our estimated share of the industry's obligation once it is determinable. We review the estimated liability for policyholder protection corporation contributions on an annual basis and report any adjustments in Aflac Japan's expenses.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Presentation of comprehensive income: In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. The amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance as of January 1, 2012 and elected the option to report comprehensive income in two separate but consecutive statements. The adoption of this guidance did not have an impact on our financial position or results of operations.

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

Accounting for costs associated with acquiring or renewing insurance contracts: In October 2010, the FASB issued amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Under the previous guidance, costs that varied with and were primarily related to the acquisition of a policy were deferrable. Under the amended guidance, only incremental direct costs associated with the successful acquisition of a new or renewal contract may be capitalized, and direct-response advertising costs may be capitalized only if they meet certain criteria. This guidance is effective on a prospective or retrospective basis for interim and annual periods beginning after December 15, 2011. We retrospectively adopted this guidance as of January 1, 2012. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $391 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $67 million, resulting in a total reduction to shareholders' equity of $458 million as of December 31, 2009, the opening balance sheet date presented in this report. The adoption of this accounting standard had an immaterial impact on net income in 2011 and all preceding years.

Accounting for variable interest entities and transfers of financial assets: In June 2009, the FASB issued amended guidance on accounting for VIEs and transfers of financial assets. This guidance defines new criteria for determining the primary beneficiary of a VIE; increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE; eliminates the exemption for the consolidation of qualified special purpose entities (QSPEs); establishes conditions for reporting a transfer of a portion of a financial asset as a sale; modifies the financial asset derecognition criteria; and requires additional disclosures. We adopted the provisions of this guidance on January 1, 2010 as a cumulative effect of change in accounting principle. We were required to consolidate certain of the VIEs with which we were involved. We were not required to deconsolidate any VIEs on January 1, 2010.

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

Accounting Pronouncements Pending Adoption

Reporting of amounts reclassified out of accumulated other comprehensive income: In February 2013, the FASB issued guidance that requires reclassification adjustments for items that are reclassified out of accumulated other comprehensive income to net income to be presented in the statements where the components of net income and the components of other comprehensive income are presented or in the footnotes to the financial statements. Additionally, the amendment requires cross-referencing to other disclosures currently required for other reclassification items. The amendments are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance will impact our financial statement disclosures, but it will not affect our financial position or results of operations.

Disclosures about offsetting assets and liabilities: In November 2011, the FASB issued guidance to amend the disclosure requirements about offsetting assets and liabilities. The new guidance essentially clarifies the FASB's intent concerning the application of existing offsetting disclosure requirements. Entities will be required to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions when those activities are subject to an agreement similar to a master netting arrangement. This scope was clarified and revised in January 2013 to only include derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending arrangements. The objective of this disclosure is to move toward consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and requires retrospective disclosures for all comparative periods presented. The adoption of this guidance will impact our financial statement disclosures, but it will not affect our financial position or results of operations.

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

(In millions)	2012	2011	2010
Revenues:
Aflac Japan:
Earned premiums:
Cancer	$7,537	$7,541	$6,852
Medical and other health	5,244	5,158	4,574
Life insurance	4,370	2,920	2,061
Net investment income	2,845	2,688	2,453
Other income	57	46	37
Total Aflac Japan	20,053	18,353	15,977
Aflac U.S.:
Earned premiums:
Accident/disability	2,213	2,194	2,104
Cancer	1,282	1,258	1,239
Other health	1,259	1,061	1,026
Life insurance	242	230	217
Net investment income	613	588	549
Other income	19	10	11
Total Aflac U.S.	5,628	5,341	5,146
Other business segments	46	54	51
Total business segment revenues	25,727	23,748	21,174
Realized investment gains (losses)	(349)	(1,552)	(422)
Corporate	262	241	217
Intercompany eliminations	(276)	(266)	(237)
Total revenues	$25,364	$22,171	$20,732

(In millions)	2012	2011	2010
Pretax earnings:
Aflac Japan	$3,904	$3,829	$3,260
Aflac U.S.	997	904	922
Other business segments	(3)	1	(2)
Total business segment pretax operating earnings	4,898	4,734	4,180
Interest expense, noninsurance operations	(184)	(168)	(140)
Corporate and eliminations	(56)	(64)	(57)
Pretax operating earnings	4,658	4,502	3,983
Realized investment gains (losses)	(349)	(1,552)	(422)
Other non-operating income (loss)	(7)	0	0
Total earnings before income taxes	$4,302	$2,950	$3,561
Income taxes applicable to pretax operating earnings	$1,561	$1,556	$1,381
Effect of foreign currency translation on operating earnings	8	169	90
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Assets as of December 31 were as follows:

(In millions)	2012	2011	2010
Assets:
Aflac Japan	$113,678	$101,692	$86,487
Aflac U.S.	16,122	13,942	12,874
Other business segments	154	160	155
Total business segment assets	129,954	115,794	99,516
Corporate	20,318	16,182	13,538
Intercompany eliminations	(19,178)	(15,739)	(12,811)
Total assets	$131,094	$116,237	$100,243
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

	2012	2011	2010
Statements of Earnings:
Weighted-average yen/dollar exchange rate	79.81	79.75	87.73
Yen percent strengthening (weakening)	(.1)%	10.0%	6.6%
Exchange effect on net earnings (in millions)	$38	$160	$189
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

	2012	2011
Balance Sheets:
Yen/dollar exchange rate at December 31	86.58	77.74
Yen percent strengthening (weakening)	(10.2)%	4.8%
Exchange effect on total assets (in millions)	$(10,861)	$4,208
Exchange effect on total liabilities (in millions)	(11,441)	4,210
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

(In millions)	2012	2011	2010
Management fees	$30	$28	$30
Allocated expenses	58	43	37
Profit repatriation	422	143	317
Total transfers from Aflac Japan	$510	$214	$384

Policyholder Protection Corporation: The total liability accrued for our obligations to the Japanese Life Insurance Policyholder Protection Corporation (LIPPC) was $23 million (2.0 billion yen) at December 31, 2012, compared with $71 million (5.5 billion yen) a year ago. The obligation is payable in semi-annual installments through 2013.

Property and Equipment: The costs of buildings, furniture and equipment are depreciated principally on a straight-line basis over their estimated useful lives (maximum of 50 years for buildings and 20 years for furniture and equipment). Expenditures for maintenance and repairs are expensed as incurred; expenditures for betterments are capitalized and depreciated. Classes of property and equipment as of December 31 were as follows:

(In millions)	2012	2011
Property and equipment:
Land	$161	$176
Buildings	535	575
Equipment	326	312
Total property and equipment	1,022	1,063
Less accumulated depreciation	458	446
Net property and equipment	$564	$617

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2012, $566 million, or 58.2% of total receivables, were related to Aflac Japan's operations, compared with $309 million, or 45.4%, at December 31, 2011.

3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2012	2011	2010
Fixed-maturity securities	$3,248	$3,026	$2,695
Perpetual securities	253	274	328
Equity securities and other	17	5	4
Short-term investments and cash equivalents	2	4	6
Gross investment income	3,520	3,309	3,033
Less investment expenses	47	29	26
Net investment income	$3,473	$3,280	$3,007

Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,612	$349	$81	$12,880
Mortgage- and asset-backed securities	746	40	1	785
Public utilities	3,608	116	72	3,652
Sovereign and supranational	1,404	71	0	1,475
Banks/financial institutions	3,455	233	180	3,508
Other corporate	5,656	241	153	5,744
Total yen-denominated	27,481	1,050	487	28,044
Dollar-denominated:
U.S. government and agencies	93	24	0	117
Municipalities	1,045	156	6	1,195
Mortgage- and asset-backed securities	188	58	0	246
Public utilities	4,204	658	17	4,845
Sovereign and supranational	476	123	2	597
Banks/financial institutions	3,626	506	6	4,126
Other corporate	16,300	1,878	95	18,083
Total dollar-denominated	25,932	3,403	126	29,209
Total fixed maturities	53,413	4,453	613	57,253
Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,635	193	161	3,667
Other corporate	309	43	0	352
Dollar-denominated:
Banks/financial institutions	269	23	9	283
Total perpetual securities	4,213	259	170	4,302
Equity securities	20	4	1	23
Total securities available for sale	$57,646	$4,716	$784	$61,578

	2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$32,043	$356	$67	$32,332
Municipalities	492	30	2	520
Mortgage- and asset-backed securities	90	4	0	94
Public utilities	4,924	233	106	5,051
Sovereign and supranational	3,209	192	84	3,317
Banks/financial institutions	9,211	211	431	8,991
Other corporate	4,457	187	108	4,536
Total yen-denominated	54,426	1,213	798	54,841
Total securities held to maturity	$54,426	$1,213	$798	$54,841

	2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$11,108	$670	$0	$11,778
Mortgage- and asset-backed securities	912	43	1	954
Public utilities	3,850	59	226	3,683
Sovereign and supranational	1,704	87	16	1,775
Banks/financial institutions	4,312	74	359	4,027
Other corporate	6,213	120	459	5,874
Total yen-denominated	28,099	1,053	1,061	28,091
Dollar-denominated:
U.S. government and agencies	31	4	0	35
Municipalities	1,060	107	8	1,159
Mortgage- and asset-backed securities	310	74	0	384
Public utilities	3,052	517	27	3,542
Sovereign and supranational	449	89	5	533
Banks/financial institutions	3,324	223	121	3,426
Other corporate	9,031	1,433	62	10,402
Total dollar-denominated	17,257	2,447	223	19,481
Total fixed maturities	45,356	3,500	1,284	47,572
Perpetual securities:
Yen-denominated:
Banks/financial institutions	6,217	155	604	5,768
Other corporate	344	17	0	361
Dollar-denominated:
Banks/financial institutions	336	3	29	310
Total perpetual securities	6,897	175	633	6,439
Equity securities	22	4	1	25
Total securities available for sale	$52,275	$3,679	$1,918	$54,036

	2011
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$18,775	$297	$1	$19,071
Municipalities	553	35	4	584
Mortgage- and asset-backed securities	129	5	0	134
Public utilities	5,615	188	166	5,637
Sovereign and supranational	4,200	148	183	4,165
Banks/financial institutions	12,389	170	1,079	11,480
Other corporate	5,348	149	185	5,312
Total yen-denominated	47,009	992	1,618	46,383
Total securities held to maturity	$47,009	$992	$1,618	$46,383

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During 2012, we reclassified seven investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers' creditworthiness. At the time of the transfer, the securities had an aggregate amortized cost of $1.2 billion and an aggregate unrealized loss of $290 million. During 2011, we reclassified 13 investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers' creditworthiness. At the time of the transfer, the securities had an aggregate amortized cost of $2.5 billion and an aggregate unrealized loss of $334 million. During 2010, we reclassified six investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of significant declines in the issuers' creditworthiness. At the time of the transfer, the securities had an aggregate amortized cost of $1.4 billion and an aggregate unrealized loss of $830 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,503	$1,521	$109	$113
Due after one year through five years	2,195	2,300	292	330
Due after five years through 10 years	7,079	7,457	1,183	1,399
Due after 10 years	31,767	33,218	8,219	9,728
Mortgage- and asset-backed securities	892	976	43	55
Total fixed maturities available for sale	$43,436	$45,472	$9,846	$11,625
Held to maturity:
Due in one year or less	$5,830	$5,833	$0	$0
Due after one year through five years	679	736	0	0
Due after five years through 10 years	3,003	3,370	0	0
Due after 10 years	44,824	44,808	0	0
Mortgage- and asset-backed securities	90	94	0	0
Total fixed maturities held to maturity	$54,426	$54,841	$0	$0

At December 31, 2012, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $131 million at amortized cost and $156 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2012, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$289	$292	$0	$0
Due after one year through five years	1,239	1,316	5	5
Due after five years through 10 years	309	352	0	0
Due after 10 years	2,212	2,167	159	170
Total perpetual securities available for sale	$4,049	$4,127	$164	$175

Investment Concentrations

Our investment process begins with an independent approach to underwriting each issuer's fundamental credit quality. We evaluate independently those factors which we believe could influence an issuer's ability to make payments under the contractual terms of our instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). We further determine the appropriateness of the investment considering broad business and portfolio management objectives, asset/liability needs, portfolio diversification, and expected income.

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2012			2011
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government	AA	$44,081	$44,580	AA	$29,244	$30,145
Banks and Financial Institutions

After Japanese government bonds (JGBs), our second largest investment concentration as of December 31, 2012, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector as of December 31, including those classified as perpetual securities, were as follows:

	2012		2011
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$16,292	14%	$20,025	20%
Fair value	16,625	14	18,933	19
Perpetual securities:
Upper Tier II:
Amortized cost	$2,825	3%	$4,285	5%
Fair value	2,919	3	4,244	4
Tier I:
Amortized cost	1,079	1	2,268	2
Fair value	1,031	1	1,834	2
Total:
Amortized cost	$20,196	18%	$26,578	27%
Fair value	20,575	18	25,011	25

Derisking

During 2012, we continued our efforts of pursuing strategic investment activities to lower the risk profile of our investment portfolio. We reduced our exposure to perpetual and other subordinated securities of European issuers, particularly in the financial sector. See further details in the Realized Investment Gains and Losses section below.

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2012	2011	2010
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$427	$992	$117
Gross losses from sales	(48)	(465)	(212)
Net gains (losses) from redemptions	2	69	1
Other-than-temporary impairment losses	(734)	(1,335)	(297)
Held to maturity:
Net gains (losses) from redemptions	4	0	2
Total fixed maturities	(349)	(739)	(389)
Perpetual securities:
Available for sale:
Gross gains from sales	127	102	133
Gross losses from sales	(98)	(109)	0
Net gains (losses) from redemptions	60	0	0
Other-than-temporary impairment losses	(243)	(565)	(160)
Total perpetual securities	(154)	(572)	(27)
Equity securities:
Gross losses from sales	0	0	(2)
Other-than-temporary impairment losses	0	(1)	(2)
Total equity securities	0	(1)	(4)
Derivatives and other:
Derivative gains (losses)	151	(257)	(1)
Other	3	17	(1)
Total derivatives and other	154	(240)	(2)
Total realized investment gains (losses)	$(349)	$(1,552)	$(422)

In 2012, sales and redemptions of securities generated a net realized investment gain, primarily due to the sale of Japanese Government Bonds (JGBs) in a bond-swap program executed in the third quarter of 2012 and sales related to our plan to reduce the risk exposure in our investment portfolio (see the Investments Concentrations section above for more information).

In 2011, we recognized realized investment losses from the sale of securities, primarily a result of a plan to reduce the risk exposure in our investment portfolio. The sales losses were more than offset by the investment gains generated from the sale of U.S. Treasury securities and JGBs that were part of a bond-swap program.

In 2010, we recognized realized net investment gains from the sale and redemption of securities in the normal course of business.

Other-than-temporary Impairment

The fair values of our debt and perpetual security investments fluctuate based on changes in interest rates and credit spreads in the global financial markets. Fair values can also be heavily influenced by the values of the assets of the issuer and expected ultimate recovery values upon a default, bankruptcy or other financial restructuring. Credit spreads are most impacted by the general credit environment and global market liquidity. Interest rates are driven by numerous factors including: supply and demand, governmental monetary actions, expectations of inflation and economic growth, etc. We believe that fluctuations in the fair values of our investment securities related to changes in credit spreads or interest rates have little bearing on underlying credit quality of the issuer, and whether our investment is ultimately recoverable. Generally, we consider such declines in fair values to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

However, in the course of our credit review process, we may determine that it is unlikely that we will recover our investment in an issuer due to factors specific to an individual issuer, as opposed to general changes in global credit spreads or interest rates. In this event, we consider such a decline in the investment's fair value, to the extent it is below the investment's cost or amortized cost, to be an other-than-temporary impairment of the investment and reduce the book value of the investment to its fair value.

In addition to the usual investment risk associated with a debt instrument, our perpetual security holdings are largely issued by banks that are integral to the financial markets of the corresponding sovereign country of the issuer. As a result of the issuer's position within the economy of the sovereign country, our perpetual securities may be subject to a higher risk of nationalization of their issuers in connection with capital injections from an issuer's sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer's capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and preserve the issuer's capital. Beyond the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase our regulatory capital requirements. We consider these factors in our credit review process.

When determining our intention to sell a security prior to recovery of its fair value to amortized cost, we evaluate facts and circumstances such as, but not limited to, sales of securities to meet cash flow needs and decisions to reposition our security portfolio. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without selling any of our investments prior to their maturity. Recently, we have been repositioning our security portfolio in an effort to enhance diversification and our credit profile by reducing our risk exposure through opportunistic investment transactions.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process for the years ended December 31.

(In millions)	2012		2011		2010
Perpetual securities	$243		$565		$160
Corporate bonds	345		1,316		285
Mortgage- and asset-backed securities	3		17		12
Municipalities	0		2		0
Sovereign and supranational	386		0		0
Equity securities	0		1		2
Total other-than-temporary impairment losses realized	$977	(1)	$1,901	(1)	$459	(2)
(1) Includes $597 and $1,286 for the years ended December 31, 2012 and 2011, respectively, for credit-related impairments;
$353 and $615 for the years ended December 31, 2012 and 2011, respectively, from change in intent to sell securities;
and $27 for the year ended December 31, 2012 for impairments due to severity and duration of decline in fair value
(2) Consisted completely of credit-related impairments

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2012	2011	2010
Changes in unrealized gains (losses):
Fixed maturities:
Available for sale	$1,624	$1,963	$1,105
Transferred to held to maturity	(14)	(101)	(12)
Perpetual securities:
Available for sale	547	(143)	(24)
Equity securities	0	2	(1)
Total change in unrealized gains (losses)	$2,157	$1,721	$1,068

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2012	2011
Unrealized gains (losses) on securities available for sale	$3,932	$1,761
Unamortized unrealized gains on securities transferred to held to maturity	20	34
Deferred income taxes	(1,382)	(652)
Shareholders’ equity, unrealized gains (losses) on investment securities	$2,570	$1,143

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$17,342	$148	$17,342	$148	$0	$0
Municipalities:
Dollar-denominated	34	6	1	0	33	6
Yen-denominated	56	2	56	2	0	0
Mortgage- and asset- backed securities:
Dollar-denominated	10	0	10	0	0	0
Yen-denominated	136	1	0	0	136	1
Public utilities:
Dollar-denominated	736	17	736	17	0	0
Yen-denominated	3,920	178	1,339	31	2,581	147
Sovereign and supranational:
Dollar-denominated	31	2	0	0	31	2
Yen-denominated	1,244	84	507	13	737	71
Banks/financial institutions:
Dollar-denominated	276	6	180	3	96	3
Yen-denominated	6,918	611	1,935	28	4,983	583
Other corporate:
Dollar-denominated	4,534	95	4,404	86	130	9
Yen-denominated	4,013	261	1,635	40	2,378	221
Total fixed maturities	39,250	1,411	28,145	368	11,105	1,043
Perpetual securities:
Dollar-denominated	136	9	120	0	16	9
Yen-denominated	1,315	161	0	0	1,315	161
Total perpetual securities	1,451	170	120	0	1,331	170
Equity securities	6	1	3	0	3	1
Total	$40,707	$1,582	$28,268	$368	$12,439	$1,214

	2011
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$940	$1	$859	$1	$81	$0
Municipalities:
Dollar-denominated	54	8	22	1	32	7
Yen-denominated	60	4	0	0	60	4
Mortgage- and asset- backed securities:
Yen-denominated	151	1	0	0	151	1
Public utilities:
Dollar-denominated	295	27	110	3	185	24
Yen-denominated	4,995	392	2,404	141	2,591	251
Sovereign and supranational:
Dollar-denominated	66	5	34	2	32	3
Yen-denominated	2,349	199	749	62	1,600	137
Banks/financial institutions:
Dollar-denominated	770	121	391	56	379	65
Yen-denominated	10,175	1,438	1,639	46	8,536	1,392
Other corporate:
Dollar-denominated	834	62	639	27	195	35
Yen-denominated	6,106	644	2,523	110	3,583	534
Total fixed maturities	26,795	2,902	9,370	449	17,425	2,453
Perpetual securities:
Dollar-denominated	217	29	109	4	108	25
Yen-denominated	2,290	604	630	69	1,660	535
Total perpetual securities	2,507	633	739	73	1,768	560
Equity securities	8	1	6	1	2	0
Total	$29,310	$3,536	$10,115	$523	$19,195	$3,013

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to general market changes in foreign exchange rates or the levels of credit spreads or interest rates rather than specific concerns with the issuer's ability to pay interest and repay principal. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade as of December 31, 2012.

General Review of Credit Considerations

For any significant declines in fair value, we perform a more focused review of the related issuers' credit profile. We evaluate their ratings from the Nationally Recognized Statistical Rating Organizations (NRSROs), their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. We utilize information available in the public domain as well as consultations with issuers themselves. For non-corporate issuers, the analysis will focus on all sources of credit support including macro-economic variables and issuer specific factors. From these reviews, we evaluate the issuer's continued ability to service our investment through their payment of interest and principal.

Public Utilities

As of December 31, 2012, 69% of the unrealized losses on investments in the public utilities sector were related to investments that were investment grade, compared with 77% at December 31, 2011. We have determined that the majority of the unrealized losses on the investments in the public utilities sector as of December 31, 2012 were caused by general market changes. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Sovereign and Supranational

As of December 31, 2012, 96% of the unrealized losses on investment securities in the sovereign and supranational sector were related to investments that were investment grade, compared with 100% at December 31, 2011. We have determined that the majority of the unrealized losses on the investments in the sovereign and supranational sector as of December 31, 2012 were caused by general market changes. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Banks and Financial Institutions

Our efforts during 2011 and 2012 to reduce the risk in our investment portfolio included sales and impairments of certain investments in banks and financial institutions, with an emphasis on reducing our exposure to European financial institutions. The following table shows the composition of our investments in an unrealized loss position in the bank and financial institution sector by fixed-maturity securities and perpetual securities. The table reflects those securities in that sector that were in an unrealized loss position as a percentage of our total investment portfolio in an unrealized loss position. The table also reflects the respective unrealized losses in this sector as a percentage of total unrealized losses in our investment portfolio at December 31.

	2012		2011
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	18%	39%	37%	44%
Perpetual securities:
Upper Tier II	2	4	4	6
Tier I	2	7	5	12
Total perpetual securities	4	11	9	18
Total	22%	50%	46%	62%

As of December 31, 2012, 81% of the $787 million in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 80% at December 31, 2011. Of the $8.6 billion in investments, at fair value, in the bank and financial institution sector in an unrealized loss position at December 31, 2012, only $608 million, which had $146 million in unrealized losses, was below investment grade. Two issuers of investments comprised more than 99% of the $146 million unrealized loss.

Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector as of December 31, 2012 were caused by wider credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Further, unrealized gains or losses related to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Other Corporate

As of December 31, 2012, 72% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 73% at December 31, 2011. We have determined that the majority of the unrealized losses on the investments in the other corporate sector as of December 31, 2012 were caused by general market changes. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Perpetual Securities

As of December 31, 2012, 100% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 73% at December 31, 2011. This improvement is primarily a result of sales and the recognition of other-than-temporary impairments during 2012. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer's capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of December 31 were as follows:

Perpetual Securities

		2012			2011
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	AA	$0	$0	$0	$196	$204	$8
	A	460	488	28	2,108	2,046	(62)
	BBB	2,077	2,129	52	1,791	1,804	13
	BB or lower	288	302	14	190	190	0
Total Upper Tier II		2,825	2,919	94	4,285	4,244	(41)
Tier I:
	A	0	0	0	0	0	0
	BBB	966	904	(62)	1,684	1,417	(267)
	BB or lower	113	127	14	584	417	(167)
Total Tier I		1,079	1,031	(48)	2,268	1,834	(434)
Other subordinated - non-banks	BBB	309	352	43	344	361	17
Total		$4,213	$4,302	$89	$6,897	$6,439	$(458)

An aspect of our efforts during 2011 and 2012 to reduce risk in our investment portfolio included sales and impairments of certain investments in perpetual securities. With the exception of the Icelandic bank securities that we completely impaired in 2008, none of the perpetual securities we own were in default on interest and principal payments at December 31, 2012. During the second quarter of 2011, we wrote off accrued interest income and stopped accruing further interest income for certain Upper Tier II perpetual securities, which had a deferred coupon and were impaired during that quarter, and we recognized additional impairments on those securities in the third and fourth quarters of 2011. We collected the deferred coupon upon the sale of those securities as part of our derisking investment activities in the first quarter of 2012.

During 2012, our aggregate holdings in perpetual securities moved from a unrealized loss of $458 million to an unrealized gain of $89 million. This is due in part to the sales and impairments mentioned above plus a general improvement in market pricing for most perpetual securities. For those securities with unrealized losses as of December 31, 2012, we believe the losses are principally due to a temporary widening of the applicable discount rate through a combination of interest rates and/or credit spreads. Based on our reviews, we do not believe the ability of these issuers to service our investments has been compromised. Assuming no unforeseen credit factors develop, as the investments near their expected economic maturity, the unrealized gains or losses should diminish. Based on our analysis, we believe the issuers of our holdings in this sector have the ability to service their obligations to us.

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

VIEs - Consolidated

The following table presents the amortized cost, fair value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported as of December 31.
Investments in Consolidated Variable Interest Entities

	2012		2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$5,058	$5,787	$4,822	$5,350
Perpetual securities, available for sale	559	574	1,532	1,290
Fixed maturities, held to maturity	289	287	643	566
Other assets	191	191	375	375
Total assets of consolidated VIEs	$6,097	$6,839	$7,372	$7,581
Liabilities:
Other liabilities	$399	$399	$531	$531
Total liabilities of consolidated VIEs	$399	$399	$531	$531

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and interest rate, foreign currency, and/or CDSs, as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans through unit trust structures, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

We are exposed to credit losses within any consolidated CDOs that could result in principal losses to our investments. We have mitigated our risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within these VIEs to absorb the majority of the expected losses from the underlying credit default swaps. We currently own only senior mezzanine CDO tranches. Based on our statistical analysis models and the current subordination levels in our CDOs, each of these VIEs can sustain a reasonable number of defaults in the underlying reference entities in the CDSs with no loss to our investment.

VIEs - Not Consolidated

The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported as of December 31.

Investments in Variable Interest Entities Not Consolidated

	2012		2011
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$7,738	$8,350	$7,190	$7,239
Perpetual securities, available for sale	736	751	1,315	1,364
Fixed maturities, held to maturity	3,829	3,922	5,248	5,111
Total investments in VIEs not consolidated	$12,303	$13,023	$13,753	$13,714

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 153 separate issuers with an average credit rating of BBB.

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

(In millions)	2012	2011
Security loans outstanding, fair value	$6,122	$812
Cash collateral on loaned securities	6,277	838

The balance of our security loans outstanding was higher at December 31, 2012, compared with that at December 31, 2011, due to a six-month securities lending program that began in the third quarter of 2012. For this particular securities lending program, we invested cash collateral in JGBs with maturities that correspond with the termination of the program. At December 31, 2012, debt securities with a fair value of $18 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

For general information regarding our investment accounting policies, see Note 1.

4.  DERIVATIVE INSTRUMENTS
Our freestanding derivative financial instruments consist of: (1) interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forward contracts used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and (3) swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with our senior notes due in February 2017 and February 2022 and subordinated debentures due in September 2052. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges or fair value hedges; however, other derivatives do not qualify for hedge strategies.

We utilize a net investment hedge to mitigate the foreign exchange exposure resulting from our net investment in Aflac Japan. We have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2012		2011		2010
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Interest rate swaps	$0	$0	$0	$2	$0	$1
Foreign currency swaps	(3)	(22)	0	(35)	20	50
Total cash flow hedges	(3)	(22)	0	(33)	20	51
Fair value hedges:
Foreign currency forwards(1)	(7)	0	0	0	0	0
Total fair value hedges	(7)	0	0	0	0	0
Net investment hedge:
Non-derivative hedging instruments	0	96	0	(54)	0	(129)
Total net investment hedge	0	96	0	(54)	0	(129)
Non-qualifying strategies:
Interest rate swaps	(14)	0	(33)	0	7	0
Foreign currency swaps	111	0	(160)	0	3	0
Credit default swaps	64	0	(64)	0	(31)	0
Total non-qualifying strategies	161	0	(257)	0	(21)	0
Total	$151	$74	$(257)	$(87)	$(1)	$(78)
(1) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. We also use foreign currency swaps to economically convert certain of our dollar-denominated principal and interest obligations for our senior note and subordinated debenture obligations into yen-denominated obligations.

Foreign currency forward contracts with short-term maturities are executed for the Aflac Japan segment in order to economically convert certain fixed-maturity dollar-denominated securities into yen. In these transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. The foreign currency forwards are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities.

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, Samurai notes, and the foreign currency forwards on certain fixed-maturity securities, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. As of December 31, 2012, there were ten counterparties to our derivative agreements, with five comprising 80% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings as of December 31:

	2012		2011
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In millions)	of Swaps	of Swaps	of Swaps	of Swaps
Counterparties' credit rating:
AA	$(1)	$161	$0	$0
A	(588)	13,209	(156)	5,491
Total	$(589)	$13,370	$(156)	$5,491

Certain of our derivative agreements with some of our counterparties contain credit-rating related triggers. If our credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination of the derivative at the then fair market value of the derivative or demand immediate full collateralization for derivative instruments in net liability positions. None of our derivative instruments with credit-risk-related features were in a net liability position as of December 31, 2012.

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

2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(133)	$2	$0	$0	$0	$0	$(133)	$2
	BB or lower	0	0	0	0	(106)	(47)	(116)	(20)	(222)	(67)
Total		$0	$0	$(133)	$2	$(106)	$(47)	$(116)	$(20)	$(355)	$(65)

2011
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(146)	$(17)	$0	$0	$(146)	$(17)
	BB or lower	0	0	0	0	0	0	(235)	(113)	(235)	(113)
Total		$0	$0	$0	$0	$(146)	$(17)	$(235)	$(113)	$(381)	$(130)
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
For assessing hedge effectiveness of fair value hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the dollar offset method. For derivative instruments that are designated and qualify as fair value hedges, changes in the estimated fair value of the derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported in current earnings within derivative and other gains (losses).
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

	2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$64	$0	$0	$0
Foreign currency swaps	75	14	14	0
Total cash flow hedges	139	14	14	0
Fair value hedges:
Foreign currency forwards	6,944	(535)	0	(535)
Total fair value hedges	6,944	(535)	0	(535)
Non-qualifying strategies:
Interest rate swaps	355	29	32	(3)
Foreign currency swaps	5,577	(32)	297	(329)
Credit default swaps	355	(65)	2	(67)
Total non-qualifying strategies	6,287	(68)	331	(399)
Total derivatives	$13,370	$(589)	$345	$(934)
Balance Sheet Location
Other assets	$2,585	$345	$345	$0
Other liabilities	10,785	(934)	0	(934)
Total derivatives	$13,370	$(589)	$345	$(934)

	2011
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$71	$0	$0	$0
Foreign currency swaps	75	36	36	0
Total cash flow hedges	146	36	36	0
Non-qualifying strategies:
Interest rate swaps	381	30	34	(4)
Foreign currency swaps	4,583	(92)	305	(397)
Credit default swaps	381	(130)	0	(130)
Total non-qualifying strategies	5,345	(192)	339	(531)
Total derivatives	$5,491	$(156)	$375	$(531)
Balance Sheet Location
Other assets	$1,794	$375	$375	$0
Other liabilities	3,697	(531)	0	(531)
Total derivatives	$5,491	$(156)	$375	$(531)

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

We have an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 6). By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. The notional amount and terms of the swap match the principal amount and terms of the variable interest rate Samurai notes, and the swap had no value at inception. Changes in the fair value of the swap contract are recorded in other comprehensive income as long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that ineffective portion would be reported in net earnings.
The following table presents the components of the gain or loss on derivatives that qualified as cash flow hedges for the years ended December 31.
Derivatives in Cash Flow Hedging Relationships

(In millions)	Derivative Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Derivative Gains (Losses) Recognized in Income (Ineffective Portion)
2012:
Interest rate swaps	$0	$0
Foreign currency swaps	(22)	(3)
Total	$(22)	$(3)

2011:
Interest rate swaps	$2	$0
Foreign currency swaps	(35)	0
Total	$(33)	$0

2010:
Interest rate swaps	$1	$0
Foreign currency swaps	50	20
Total	$51	$20

In the third quarter of 2011, we de-designated certain of the foreign currency swaps with notional values totaling $500 million used in cash flow hedging strategies as a result of determining that these swaps would no longer be highly effective in offsetting the cash flows of the hedged item. As a result, the net gain recorded in accumulated other comprehensive income for swaps that are no longer eligible for hedge accounting is being amortized into earnings over the expected life of the respective hedged item. The amount amortized from accumulated other comprehensive income into earnings related to these swaps was immaterial in 2012 and 2011. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our designated cash flow hedges for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the year ended December 31.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Foreign Currency Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
2012:(1)
Foreign currency forwards	Fixed-maturity securities	$(535)	$(8)	$(527)	$528	$1
(1) Fair value hedging program began in September 2012

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

Second, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. We recognized a gain in other comprehensive income on our non-derivative hedging instruments of $96 million for the year ended December 31, 2012 and losses of $54 million and $129 million for the years ended December 31, 2011 and 2010, respectively. Our net investment hedge was effective for the years ended December 31, 2012, 2011 and 2010. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge for the years ended December 31, 2012, 2011 and 2010.
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
We have cross-currency interest rate swap agreements related to $400 million of senior notes due February 2017 and our $350 million senior notes due February 2022 (see Note 8). The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. By entering into these cross-currency interest rate swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.
We also have cross-currency interest rate swap agreements related to our $450 million subordinated debentures due September 2052 (see Note 8). The notional amounts of the swaps matches the principal amount of the subordinated debentures, but the swaps will mature in September 2017. By entering into these cross-currency interest rate swaps, we economically converted our $450 million liability into a 35.3 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen. In the fourth quarter of 2012, we issued an additional $50 million of these subordinated debentures (see Note 8) and entered into another cross-currency interest rate swap that will mature in September 2017. By entering into this swap, we economically converted this $50 million liability into a 3.9 billion yen liability and reduced the interest rate from 5.50% in dollars to 4.42% in yen.

The following table presents the gain or loss recognized in income on non-qualifying strategies for the years ended December 31.
Non-qualifying Strategies

	Derivative Gains (Losses) Recognized in Income
(In millions)	2012	2011	2010
Interest rate swaps	$(14)	$(33)	$7
Foreign currency swaps	111	(160)	3
Credit default swaps	64	(64)	(31)
Total	$161	$(257)	$(21)

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

The following tables present the fair value hierarchy levels of the Company's assets and liabilities that are carried and measured at fair value on a recurring basis as of December 31.

	2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$12,265	$732	$0	$12,997
Municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities	0	693	338	1,031
Public utilities	0	8,077	420	8,497
Sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions	0	6,610	1,024	7,634
Other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions	0	3,735	215	3,950
Other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities	13	6	4	23
Other assets:
Interest rate swaps	0	0	32	32
Foreign currency swaps	0	154	157	311
Credit default swaps	0	0	2	2
Total other assets	0	154	191	345
Cash and cash equivalents	2,041	0	0	2,041
Total assets	$14,319	$46,049	$3,596	$63,964
Liabilities:
Interest rate swaps	$0	$0	$3	$3
Foreign currency swaps	0	0	329	329
Foreign currency forwards	0	535	0	535
Credit default swaps	0	0	67	67
Total liabilities	$0	$535	$399	$934

	2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$11,092	$721	$0	$11,813
Municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities	0	944	394	1,338
Public utilities	0	6,803	422	7,225
Sovereign and supranational	0	1,874	434	2,308
Banks/financial institutions	0	6,379	1,074	7,453
Other corporate	0	15,171	1,105	16,276
Total fixed maturities	11,092	33,051	3,429	47,572
Perpetual securities:
Banks/financial institutions	0	5,552	526	6,078
Other corporate	0	361	0	361
Total perpetual securities	0	5,913	526	6,439
Equity securities	15	6	4	25
Other assets:
Interest rate swaps	0	0	34	34
Foreign currency swaps	0	0	341	341
Total other assets	0	0	375	375
Cash and cash equivalents	2,249	0	0	2,249
Total assets	$13,356	$38,970	$4,334	$56,660
Liabilities:
Interest rate swaps	$0	$0	$4	$4
Foreign currency swaps	0	0	397	397
Credit default swaps	0	0	130	130
Total liabilities	$0	$0	$531	$531
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2012
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$32,043	$32,332	$0	$0	$32,332
Municipalities	492	0	520	0	520
Mortgage- and asset-backed securities	90	0	30	64	94
Public utilities	4,924	0	5,051	0	5,051
Sovereign and supranational	3,209	0	3,317	0	3,317
Banks/financial institutions	9,211	0	8,991	0	8,991
Other corporate	4,457	0	4,536	0	4,536
Total assets	$54,426	$32,332	$22,445	$64	$54,841
Liabilities:
Notes payable (excluding capital leases)	$4,343	$0	$0	$4,992	$4,992
Obligation to Japanese policyholder protection corporation	23	0	0	23	23
Total liabilities	$4,366	$0	$0	$5,015	$5,015

		2011
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$18,775	$19,071	$0	$0	$19,071
Municipalities	553	0	584	0	584
Mortgage- and asset-backed securities	129	0	39	95	134
Public utilities	5,615	0	5,637	0	5,637
Sovereign and supranational	4,200	0	4,165	0	4,165
Banks/financial institutions	12,389	0	11,480	0	11,480
Other corporate	5,348	0	5,312	0	5,312
Total assets	$47,009	$19,071	$27,217	$95	$46,383
Liabilities:
Notes payable (excluding capital leases)	$3,275	$0	$0	$3,536	$3,536
Obligation to Japanese policyholder protection corporation	71	0	0	71	71
Total liabilities	$3,346	$0	$0	$3,607	$3,607

Fair Value of Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. The carrying amounts for cash and cash equivalents, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the short-term nature of these instruments. Liabilities for future policy benefits and unpaid policy claims are not financial instruments as defined by GAAP.

Fixed maturities, perpetual securities, and equity securities

We determine the fair values of our fixed maturity securities, perpetual securities, and privately issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets), a discounted cash flow (DCF) pricing model, and non-binding price quotes we obtain from outside brokers.

Our DCF pricing model incorporates an option adjusted spread and utilizes various market inputs we obtain from both active and inactive markets. The estimated fair values developed by the DCF pricing model is most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads are derived using a bond index to create a credit spread matrix which takes into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that are included in the bond index. Our DCF pricing model is based on a widely used global bond index that comprises investments in active markets. The index provides a broad-based measure of the global fixed-income bond market. This index covers bonds issued by European and American issuers, which account for the majority of bonds that we hold. We validate the reliability of the DCF pricing model periodically by using the model to price investments for which there are quoted market prices from active and inactive markets or, in the alternative, are quoted by our custodian for the same or similar securities. For securities valued by our DCF pricing model that are below investment grade or have split ratings, a CDS spread is used in lieu of the index spread discussed above. The CDS is chosen based on an average of spreads of issues with the same issuer, rating and subordination, or comparable issues in that particular sector.

The pricing data and market quotes we obtain from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. Based on that analysis, the valuation is confirmed or revised.

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

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities as of December 31.

	2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$12,265	$685	$0	$12,950
DCF pricing model	0	47	0	47
Total government and agencies	12,265	732	0	12,997
Municipalities:
Third party pricing vendor	0	1,177	0	1,177
DCF pricing model	0	18	0	18
Total municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities:
Third party pricing vendor	0	682	0	682
DCF pricing model	0	11	0	11
Broker/other	0	0	338	338
Total mortgage- and asset-backed securities	0	693	338	1,031
Public utilities:
Third party pricing vendor	0	5,144	0	5,144
DCF pricing model	0	2,908	420	3,328
Broker/other	0	25	0	25
Total public utilities	0	8,077	420	8,497
Sovereign and supranational:
Third party pricing vendor	0	540	0	540
DCF pricing model	0	619	418	1,037
Broker/other	0	495	0	495
Total sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions:
Third party pricing vendor	0	4,257	0	4,257
DCF pricing model	0	2,136	444	2,580
Broker/other	0	217	580	797
Total banks/financial institutions	0	6,610	1,024	7,634
Other corporate:
Third party pricing vendor	0	18,093	0	18,093
DCF pricing model	0	4,747	575	5,322
Broker/other	0	1	411	412
Total other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	283	0	283
DCF pricing model	0	3,452	215	3,667
Total banks/financial institutions	0	3,735	215	3,950

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other corporate:
DCF pricing model	0	352	0	352
Total other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities:
Third party pricing vendor	13	0	0	13
DCF pricing model	0	6	0	6
Broker/other	0	0	4	4
Total equity securities	13	6	4	23
Total securities available for sale	$12,278	$45,895	$3,405	$61,578

	2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$32,332	$0	$0	$32,332
Total government and agencies	32,332	0	0	32,332
Municipalities:
Third party pricing vendor	0	464	0	464
DCF pricing model	0	56	0	56
Total municipalities	0	520	0	520
Mortgage- and asset-backed securities:
Third party pricing vendor	0	30	0	30
Broker/other	0	0	64	64
Total mortgage- and asset-backed securities	0	30	64	94
Public utilities:
Third party pricing vendor	0	58	0	58
DCF pricing model	0	4,993	0	4,993
Total public utilities	0	5,051	0	5,051
Sovereign and supranational:
Third party pricing vendor	0	370	0	370
DCF pricing model	0	2,947	0	2,947
Total sovereign and supranational	0	3,317	0	3,317
Banks/financial institutions:
Third party pricing vendor	0	254	0	254
DCF pricing model	0	8,737	0	8,737
Total banks/financial institutions	0	8,991	0	8,991
Other corporate:
Third party pricing vendor	0	122	0	122
DCF pricing model	0	4,414	0	4,414
Total other corporate	0	4,536	0	4,536
Total securities held to maturity	$32,332	$22,445	$64	$54,841

	2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$11,092	$721	$0	$11,813
Total government and agencies	11,092	721	0	11,813
Municipalities:
Third party pricing vendor	0	1,142	0	1,142
DCF pricing model	0	17	0	17
Total municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities:
Third party pricing vendor	0	932	0	932
DCF pricing model	0	12	0	12
Broker/other	0	0	394	394
Total mortgage- and asset-backed securities	0	944	394	1,338
Public utilities:
Third party pricing vendor	0	3,908	0	3,908
DCF pricing model	0	2,895	422	3,317
Total public utilities	0	6,803	422	7,225
Sovereign and supranational:
Third party pricing vendor	0	491	0	491
DCF pricing model	0	1,383	434	1,817
Total sovereign and supranational	0	1,874	434	2,308
Banks/financial institutions:
Third party pricing vendor	0	3,612	0	3,612
DCF pricing model	0	2,722	552	3,274
Broker/other	0	45	522	567
Total banks/financial institutions	0	6,379	1,074	7,453
Other corporate:
Third party pricing vendor	0	10,351	0	10,351
DCF pricing model	0	4,763	605	5,368
Broker/other	0	57	500	557
Total other corporate	0	15,171	1,105	16,276
Total fixed maturities	11,092	33,051	3,429	47,572
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	292	0	292
DCF pricing model	0	5,260	317	5,577
Broker/other	0	0	209	209
Total banks/financial institutions	0	5,552	526	6,078
Other corporate:
DCF pricing model	0	361	0	361
Total other corporate	0	361	0	361
Total perpetual securities	0	5,913	526	6,439

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Equity securities:
Third party pricing vendor	15	0	0	15
DCF pricing model	0	6	0	6
Broker/other	0	0	4	4
Total equity securities	15	6	4	25
Total securities available for sale	$11,107	$38,970	$3,959	$54,036

	2011
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$19,071	$0	$0	$19,071
Total government and agencies	19,071	0	0	19,071
Municipalities:
Third party pricing vendor	0	524	0	524
DCF pricing model	0	60	0	60
Total municipalities	0	584	0	584
Mortgage- and asset-backed securities:
Third party pricing vendor	0	39	0	39
Broker/other	0	0	95	95
Total mortgage- and asset-backed securities	0	39	95	134
Public utilities:
Third party pricing vendor	0	65	0	65
DCF pricing model	0	5,572	0	5,572
Total public utilities	0	5,637	0	5,637
Sovereign and supranational:
Third party pricing vendor	0	257	0	257
DCF pricing model	0	3,772	0	3,772
Broker/other	0	136	0	136
Total sovereign and supranational	0	4,165	0	4,165
Banks/financial institutions:
Third party pricing vendor	0	285	0	285
DCF pricing model	0	11,195	0	11,195
Total banks/financial institutions	0	11,480	0	11,480
Other corporate:
Third party pricing vendor	0	116	0	116
DCF pricing model	0	5,176	0	5,176
Broker/other	0	20	0	20
Total other corporate	0	5,312	0	5,312
Total securities held to maturity	$19,071	$27,217	$95	$46,383

The following is a discussion of the determination of fair value of our remaining financial instruments.

Derivatives

We use derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified in the same fair value hierarchy level as the associated asset. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility.

The fair values of the foreign currency forwards associated with certain fixed-maturity securities and the fair values of the foreign currency swaps associated with our senior notes and subordinated debentures and the interest rate swap associated with our yen-denominated notes are based on the amounts we would expect to receive or pay to terminate the swaps. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

For derivatives associated with VIEs where we are the primary beneficiary, we are not the direct counterparty to the swap contracts. As a result, the fair value measurements incorporate the credit risk of the collateral associated with the VIE. We receive valuations from a third party pricing vendor for these derivatives. Based on an analysis of these derivatives and a review of the methodology employed by the pricing vendor, we determined that due to the long duration of these swaps and the need to extrapolate from short-term observable data to derive and measure long-term inputs, certain inputs, assumptions and judgments are required to value future cash flows that cannot be corroborated by current inputs or current observable market data. As a result, the derivatives associated with our consolidated VIEs are classified as Level 3 of the fair value hierarchy.

Notes payable

The fair values of our publicly issued notes payable classified as Level 3 were obtained from a limited number of independent brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs to be unobservable. The fair values of our yen-denominated loans approximate their carrying values.

Obligation to Japanese policyholder protection corporation

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

2012
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions		Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$394	$422	$434	$1,074		$1,105	$526	$4	$30	$(56)	$(130)	$3,803
Realized investment gains (losses) included in earnings	(3)	0	0	0		2	49	0	(1)	(61)	65	51
Unrealized gains (losses) included in other comprehensive income (loss)	(33)	(2)	(16)	70		(87)	33	0	0	(22)	0	(57)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0		0	0	0	0	0	0	0
Issuances	0	0	0	0		0	0	0	0	0	0	0
Sales	0	0	0	(326)		(34)	(393)	0	0	0	0	(753)
Settlements	(20)	0	0	0		0	0	0	0	(33)	0	(53)
Transfers into Level 3	0	0	0	206	(2)	0	0	0	0	0	0	206
Transfers out of Level 3	0	0	0	0		0	0	0	0	0	0	0
Balance, end of period	$338	$420	$418	$1,024		$986	$215	$4	$29	$(172)	$(65)	$3,197
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$(3)	$0	$0	$0		$0	$0	$0	$(1)	$(61)	$65	$0
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price

2011
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Collateralized Debt Obligations	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$267	$0	$5	$0	$386	$0	$0	$4	$0	$241	$(343)	$560
Realized investment gains (losses) included in earnings	(16)	0	(2)	0	1	0	0	0	(33)	(160)	(64)	(274)
Unrealized gains (losses) included in other comprehensive income (loss)	18	0	0	0	15	0	0	0	0	(33)	0	0
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	(6)	0	(6)
Issuances	0	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	(3)	0	0	0	0	0	0	0	15	12
Settlements	(10)	0	0	0	0	0	0	0	4	(8)	262	248
Transfers into Level 3(2)	139	422	0	434	1,048	1,105	526	0	59	(90)	0	3,643
Transfers out of Level 3(3)	(4)	0	0	0	(376)	0	0	0	0	0	0	(380)
Balance, end of period	$394	$422	$0	$434	$1,074	$1,105	$526	$4	$30	$(56)	$(130)	$3,803
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$(16)	$0	$0	$0	$1	$0	$0	$0	$(33)	$(160)	$(64)	$(272)
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to using a third party pricing vendor for estimating fair values instead of obtaining pricing of the securities from brokers or arrangers

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. Transfers into and/or out of any fair value hierarchy level are assumed to occur at the balance sheet date. There were no transfers between Level 1 and 2 for the years ended December 31, 2012 and 2011.

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

The fair values of our available-for-sale fixed-maturity and perpetual securities valued by our DCF pricing model totaled $16.4 billion at December 31, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(825)	+50 bps	$(820)	+50%	$(12)
-50 bps	864	-50 bps	843	-50%	25

The fair values of our held-to-maturity fixed-maturity securities valued by our DCF pricing model totaled $21.1 billion at December 31, 2012. The estimated effect of potential changes in interest rates, credit spreads and interest rate volatility on these fair values as of such date is as follows:

Interest Rates		Credit Spreads		Interest Rate Volatility
Factor Change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)	Factor change	Change in fair value (in millions)
+50 bps	$(1,308)	+50 bps	$(1,223)	+50%	$(110)
-50 bps	1,287	-50 bps	1,203	-50%	117

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

December 31, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$338	Consensus pricing	Offered quotes	N/A	(e)
Public utilities	420	Discounted cash flow	Historical volatility	7.36%
Sovereign and supranational	418	Discounted cash flow	Historical volatility	7.36%
Banks/financial institutions	444	Discounted cash flow	Historical volatility	7.36%
	580	Consensus pricing	Offered quotes	N/A	(e)
Other corporate	575	Discounted cash flow	Historical volatility	7.36%
	411	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	215	Discounted cash flow	Historical volatility	7.36%
Equity securities	4	Net asset value	Offered quotes	$2-$943 ($8)
Other assets:
Interest rate swaps	32	Discounted cash flow	Base correlation	49% - 50%	(a)
			CDS spreads	91 - 152 bps
			Recovery rate	37.00%
Foreign currency swaps	51	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			CDS spreads	12 - 117 bps
			Foreign exchange rates	20.65%	(d)
	4	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			CDS spreads	12 - 126 bps
	102	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			Foreign exchange rates	20.65%	(d)
Credit default swaps	2	Discounted cash flow	Base correlation	49% - 50%	(a)
			CDS spreads	91 - 152 bps
			Recovery rate	37.00%
Total assets	$3,596
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

December 31, 2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$3	Discounted cash flow	Base correlation	49% - 50%	(a)
			CDS spreads	91 - 152 bps
			Recovery rate	37.00%
Foreign currency swaps	118	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			CDS spreads	22 - 141 bps
			Foreign exchange rates	20.65%	(d)
	60	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			CDS spreads	25 - 186 bps
	151	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			Foreign exchange rates	20.65%	(d)
Credit default swaps	67	Discounted cash flow	Base correlations	49% - 50%	(a)
			CDS spreads	91 - 152 bps
			Recovery rate	37.00%
Total liabilities	$399
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

Annualized Historical Foreign Exchange Volatility

We own a portfolio of callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Our use of historical foreign exchange volatility as an input for valuing these investments could result in a significant increase or decrease in fair value measurement, given the importance of this input to the overall valuation. Historical volatility is an unobservable input in the determination of fair value of public utilities, sovereign and supranational, certain banks/financial institutions, and certain other corporate investments.

Net Asset Value

We hold certain unlisted equity securities whose fair value is derived based on the financial statements published by the investee. These securities do not trade on an active market and the valuations derived are dependent on the availability of timely financial reporting of the investee. Net asset value is an unobservable input in the determination of fair value of equity securities.

Offered Quotes

In circumstances where our valuation model price is overridden because it implies a value that is not consistent with current market conditions, we will solicit bids from a limited number of brokers. We also receive unadjusted prices from brokers for our mortgage and asset-backed securities. These quotes are non-binding but are reflective of valuation best estimates at that particular point in time. Offered quotes are an unobservable input in the determination of fair value of mortgage- and asset-backed securities, certain banks/financial institutions, certain other corporate, and equity securities investments.

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
A similar sensitivity pattern is observed for the foreign exchange rates. When the spot U.S. dollar/Japanese yen (USD/JPY) foreign exchange rate decreases and the swap is receiving a final exchange payment in JPY, the swap value will increase due to the appreciation of the JPY. Most of our swaps are designed to receive payments in JPY at the termination and will thus be impacted by the USD/JPY foreign exchange rate in this way. In cases where there is no final foreign exchange receivable in JPY and we are paying JPY as interest payments and receiving USD, a decrease in the foreign exchange rate will lead to a decrease in the swap value.

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

Interest rates, CDS spreads, and foreign exchange rates are unobservable inputs in the determination of fair value of foreign currency swaps.

Base Correlations, CDS Spreads, Recovery Rates

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

Base correlations, CDS spreads, and recovery rates are unobservable inputs in the determination of fair value of credit default swaps and interest rate swaps.

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4.

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
As discussed in Note 1, effective January 1, 2012 we retrospectively adopted amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. As a result, prior-year amounts have been adjusted for the adoption of this new accounting guidance for deferred policy acquisition costs.

Consolidated policy acquisition costs deferred during the year were $1.7 billion in 2012, compared with $1.6 billion in 2011 and $1.3 billion in 2010. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2012		2011
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$7,102	$2,687	$6,390	$2,548
Capitalization	1,177	570	1,043	522
Amortization	(716)	(400)	(650)	(383)
Foreign currency translation and other	(762)	0	319	0
Balance, end of year	$6,801	$2,857	$7,102	$2,687
Commissions deferred as a percentage of total acquisition costs deferred were 84% in 2012, compared with 82% in 2011 and 2010.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 51% in 2012, 49% in 2011 and 46% in 2010. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2012	2011	2010
Advertising expense:
Aflac Japan	$127	$128	$112
Aflac U.S.	127	130	116
Total advertising expense	$254	$258	$228

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2012	2011	2010
Depreciation expense	$60	$59	$60
Other amortization expense	7	5	22
Total depreciation and other amortization expense(1)	$67	$64	$82
(1)Aflac Japan accounted for $33 in 2012, $51 in 2011 and $48 in 2010

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2012	2011	2010
Lease and rental expense:
Aflac Japan	$71	$73	$68
Aflac U.S.	9	8	8
Other	1	1	1
Total lease and rental expense	$81	$82	$77

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 78%, 4%, 2%, and 16% of total policy liabilities at December 31, 2012, respectively. We regularly review the adequacy of our policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
(In millions)	Policy Issue Year	2012	2011	Year of Issue	In 20 Years
Health insurance:
Japan:	1974 - 2012	$7,142	$2,441	1.5 - 2.75%	1.5 - 2.75%
	1998 - 2012	13,685	18,777	3.0	3.0
	1997 - 1999	3,482	3,885	3.5	3.5
	1994 - 1996	4,261	4,749	4.0 - 4.5	4.0 - 4.5
	1987 - 1994	21,866	24,607	5.25 - 5.5	5.25 - 5.5
	1978 - 1986	5,009	5,761	6.5 - 6.75	5.5

U.S.:	2012	127	0	3.75	3.8
	2005 - 2011	2,977	2,713	4.75 - 5.5	4.75 - 5.5
	1998 - 2004	1,200	1,148	7.0	7.0
	1988 - 2004	748	777	8.0	6.0
	1986 - 2004	1,317	1,328	6.0	6.0
	1985 - 1986	23	23	6.5	6.5
	1981 - 1986	175	181	7.0	5.5
	Other	23	24

Life insurance:
Japan:	2001 - 2012	2,238	1,501	1.65 - 1.85	1.65 - 1.85
	2011 - 2012	733	122	2.0	2.0
	2009 - 2011	1,374	823	2.25	2.25
	2005 - 2011	1,231	1,079	2.5	2.5
	1985 - 2006	2,791	0	2.7	2.25
	2007 - 2011	1,049	896	2.75	2.75
	1999 - 2011	2,547	5,795	3.0	3.0
	1996 - 2009	872	962	3.5	3.5
	1994 - 1996	1,250	1,395	4.0 - 4.5	4.0 - 4.5

U.S.:	1956 - 2012	343	291	4.0 - 6.0	4.0 - 6.0
Total		76,463	79,278

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 4.0% in 2012 and 2011 and 4.4% in 2010; and for U.S. policies, 6.0% in 2012, 2011 and 2010. The decline in Aflac Japan's interest rates from 2010 to 2011 was the result of the strengthening of future policy benefit reserves primarily for a closed block of cancer policies and a block of care policies.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2012	2011	2010
Unpaid supplemental health claims, beginning of year	$3,749	$3,524	$3,105
Add claims incurred during the year related to:
Current year	8,013	7,703	7,262
Prior years	(173)	(256)	(332)
Total incurred	7,840	7,447	6,930
Less claims paid during the year on claims incurred during:
Current year	5,453	5,401	5,003
Prior years	2,082	1,944	1,787
Total paid	7,535	7,345	6,790
Effect of foreign exchange rate changes on unpaid claims	(283)	123	279
Reinsurance recoverables	10	0	0
Unpaid supplemental health claims, end of year	3,781	3,749	3,524
Unpaid life claims, end of year	253	232	195
Total liability for unpaid policy claims	$4,034	$3,981	$3,719

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability. This favorable development is primarily in our Japanese medical and cancer lines of business. This is consistent with the trends in hospitalization patterns over the past few years. There are no additional or return of premium considerations associated with that development.

As of December 31, 2012 and 2011, other policyholders' funds consisted primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 64% and 50% of the December 31, 2012 and 2011 other policyholders' funds balances, respectively.

8. NOTES PAYABLE
A summary of notes payable as of December 31 follows:

(In millions)	2012		2011
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
2.65% senior notes due February 2017	657	(3)	0
4.00% senior notes due February 2022	349	(4)	0
5.50% subordinated debentures due September 2052	500		0
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	92		103
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	331		369
1.87% notes paid June 2012 (principal amount 26.6 billion yen)	0		342
1.84% notes due July 2016 (principal amount 15.8 billion yen)	182		203
Variable interest rate notes due July 2014 (1.34% in 2012 and 2011, principal amount 5.5 billion yen)	64		71
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	116		129
3.00% loan due August 2015 (principal amount 5 billion yen)	58		64
Capitalized lease obligations payable through 2022	9		10
Total notes payable	$4,352		$3,285
(1)$450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2)$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes
(3) $650 issuance plus $7 of an issuance premium that is being amortized over the life of the notes
(4) $350 issuance net of a $1 underwriting discount that is being amortized over the life of the notes

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

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a 10-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. We entered into cross-currency interest rate swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen. In July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original first series of senior notes issued in February 2012. These notes have a five-year maturity and a fixed rate of 2.65% per annum, payable semi-annually.

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

In 2010 and 2009, we issued senior notes through U.S. public debt offerings; the details of these notes are as follows. In August 2010, we issued $450 million and $300 million of senior notes that have 30-year and five-year maturities, respectively. In December 2009, we issued $400 million of senior notes that have a 30-year maturity. In May 2009, we issued $850 million of senior notes that have a 10-year maturity. These senior notes pay interest semi-annually and are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.

In September 2006, the Parent Company issued a tranche of Uridashi notes totaling 10 billion yen with a 10-year maturity. These Uridashi notes pay interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. persons. During 2009, we extinguished 2.0 billion yen (par value) of these Uridashi notes by buying the notes on the open market at a cost of 1.4 billion yen, yielding a gain of .6 billion yen.

In June 2007, the Parent Company issued yen-denominated Samurai notes totaling 30 billion yen. These Samurai notes had a five-year-maturity, paid interest semiannually, could only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and were not available to U.S. persons. During 2009, we extinguished 3.4 billion yen (par value) of these Samurai notes by buying the notes on the open market at a cost of 2.5 billion yen, yielding a gain of .9 billion yen. In June 2012, we paid $337 million to redeem the remaining 26.6 billion yen of our Samurai notes upon their maturity.

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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.025%. In addition, the Parent Company and Aflac are required to pay a facility fee of .10% on the commitments. As of December 31, 2012, no borrowings were outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) June 27, 2013, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. The Parent Company and Aflac may request that commitments under the credit agreement be extended for an additional 364-day period from the commitment termination date, subject to terms and conditions which are defined in the agreement.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2012, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2013	$0	$3	$3
2014	395	2	397
2015	474	2	476
2016	274	1	275
2017	650	1	651
Thereafter	2,550	0	2,550
Total	$4,343	$9	$4,352
We were in compliance with all of the covenants of our notes payable and line of credit at December 31, 2012. No events of default or defaults occurred during 2012 and 2011.

9. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Japan	U.S.	Total
2012:
Current	$513	$303	$816
Deferred	950	(330)	620
Total income tax expense	$1,463	$(27)	$1,436
2011:
Current	$358	$533	$891
Deferred	(301)	423	122
Total income tax expense	$57	$956	$1,013
2010:
Current	$513	$349	$862
Deferred	538	(167)	371
Total income tax expense	$1,051	$182	$1,233
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Japan has enacted an income tax rate reduction effective for fiscal years beginning after March 31, 2012. The rate was reduced to 33.3% effective April 1, 2012, and an additional reduction to 30.8% will be effective April 1, 2015. The estimated reversal of the temporary differences resulted in a decrease to deferred taxes in Japan of $744 million and a corresponding increase in U.S. deferred taxes, due to the loss of foreign tax credits, of $744 million as of December 31, 2011. Based on the actual reversal pattern of these temporary differences, we revised our estimate of the impact of the tax rate reduction, resulting in an increase to deferred taxes in Japan of $374 million and a corresponding decrease in U.S. deferred taxes of $374 million as of December 31, 2012.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2012	2011	2010
Income taxes based on U.S. statutory rates	$1,506	$1,032	$1,247
Utilization of foreign tax credit	(53)	(36)	(31)
Nondeductible expenses	8	10	10
Other, net	(25)	7	7
Income tax expense	$1,436	$1,013	$1,233
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2012	2011	2010
Statements of earnings	$1,436	$1,013	$1,233
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	363	(185)	(339)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	904	1,016	447
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(174)	(404)	(147)
Unrealized gains (losses) on derivatives during period	(8)	(12)	18
Pension liability adjustment during period	(7)	(23)	(11)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	1,078	392	(32)
Additional paid-in capital (exercise of stock options)	(12)	(7)	(31)
Cumulative effect of change in accounting principle	0	0	(89)
Total income taxes	$2,502	$1,398	$1,081
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

The tax effect on other comprehensive income (loss) shown in the table above included a deferred income tax expense of $492 million in 2012, compared with a deferred income tax benefit of $152 million in 2011 and $322 million in 2010, related to the dollar-denominated investment portfolio that Aflac Japan maintains on behalf of Aflac U.S. As discussed in Note 1, there is no translation adjustment to record in pretax other comprehensive income for the portfolio when the yen/dollar exchange rate changes, however deferred tax expense or benefit associated with the foreign exchange translation gains or losses on this dollar-denominated portfolio is recognized in total income tax expense on other comprehensive income until the securities mature or are sold. Excluding the tax amounts for this dollar-denominated investment portfolio from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 32% in 2012, 34% in 2011, and 32% in 2010.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2012	2011
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,731	$2,799
Unrealized gains on investment securities	1,522	397
Policyholder protection corporation obligation	10	0
Difference in tax basis of investment in Aflac Japan	288	0
Premiums receivable	164	153
Policy benefit reserves	1,995	1,896
Total deferred income tax liabilities	6,710	5,245
Deferred income tax assets:
Depreciation	124	134
Policyholder protection corporation obligation	0	5
Difference in tax basis of investment in Aflac Japan	0	47
Other basis differences in investment securities	1,471	1,363
Unfunded retirement benefits	45	44
Other accrued expenses	60	64
Policy and contract claims	67	106
Unrealized exchange loss on yen-denominated notes payable	36	124
Deferred compensation	203	201
Capital loss carryforwards	716	784
Other	438	405
Total deferred income tax assets	3,160	3,277
Net deferred income tax liability	3,550	1,968
Current income tax liability	308	340
Total income tax liability	$3,858	$2,308
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were non-life operating loss carryforwards of $22 million, $38 million and $83 million expiring in 2030, 2031 and 2032, respectively, and no tax credit carryforwards available at December 31, 2012. The Company has capital loss carryforwards of $2,045 million available to offset capital gains, of which $3 million expires in 2013, $181 million expires in 2014, $550 million expires in 2015, and $1,311 million expires in 2016. There were no capital loss carryforwards that expired in 2012.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal income tax returns for years before 2010 are no longer subject to examination. In Japan, the National Tax Agency (NTA) has completed exams through tax year 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2012		2011
Balance, beginning of year	$31	(1)	$24	(1)
Additions for tax positions of prior years	7		7
Settlements	(3)		0
Reductions for tax positions of prior years	(14)		0
Balance, end of year	$21	(1)	$31	(1)
(1)Amounts do not include tax deductions of $7 at December 31, 2012, $10 at December 31, 2011, and $8 at January 1, 2011.

Included in the balance of the liability for unrecognized tax benefits at December 31, 2012, are $21 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $31 million at December 31, 2011. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million as of December 31, 2012, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $7 million in interest and penalties in 2012, compared with $5 million in 2011 and $3 million in 2010. The Company has accrued approximately $12 million for the payment of interest and penalties as of December 31, 2012, compared with $19 million a year ago.

As of December 31, 2012, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

10.	SHAREHOLDERS' EQUITY
The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2012	2011	2010
Common stock - issued:
Balance, beginning of period	663,639	662,660	661,209
Exercise of stock options and issuance of restricted shares	1,600	979	1,451
Balance, end of period	665,239	663,639	662,660
Treasury stock:
Balance, beginning of period	197,329	192,999	192,641
Purchases of treasury stock:
Open market	1,948	6,000	2,000
Other	360	182	192
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,670)	(1,690)	0
Exercise of stock options	(387)	(88)	(1,752)
Other	(127)	(74)	(82)
Balance, end of period	197,453	197,329	192,999
Shares outstanding, end of period	467,786	466,310	469,661
Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2012	2011	2010
Anti-dilutive share-based awards	5,880	6,145	3,252
The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2012	2011	2010
Weighted-average outstanding shares used for calculating basic EPS	466,868	466,519	469,038
Dilutive effect of share-based awards	2,419	2,851	4,047
Weighted-average outstanding shares used for calculating diluted EPS	469,287	469,370	473,085

Share Repurchase Program: During 2012, we purchased 1.9 million shares of our common stock in the open market, compared with 6.0 million shares in 2011 and 2.0 million shares in 2010.

As of December 31, 2012, a remaining balance of 22.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.
11. SHARE-BASED COMPENSATION
As of December 31, 2012, the Company has outstanding share-based awards under two long-term incentive compensation plans.
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
The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. Generally, the awards vest based upon time-based conditions or time- and performance-based conditions. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. Effective March 14, 2012, the board of directors approved to amend and restate the long-term incentive plan. The shareholders approved the amended and restated plan at the annual shareholder meeting in May 2012. The amended and restated plan provides, among other things, an extension of its expiration date from 2014 to 2017, makes clear that option strike prices can be set at the closing price on the date of grant (rather than only at the average high-low sales price), updates the performance factors available for use under awards that are intended to qualify for favorable tax deduction treatment, and adjusts the size of awards that may be granted to incumbent directors. There were no additional shares of common stock authorized for issuance under the amended and restated plan. As of December 31, 2012, approximately 13.7 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2012	2011	2010
Impact on earnings from continuing operations	$37	$39	$39
Impact on earnings before income taxes	37	39	39
Impact on net earnings	26	27	27
Impact on net earnings per share:
Basic	$.06	$.06	$.06
Diluted	.06	.06	.06

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $16.84 per share for 2012, compared with $17.02 for 2011 and $17.81 in 2010. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2012	2011	2010
Expected term (years)	6.5	6.9	6.9
Expected volatility	38.0%	30.0%	36.0%
Annual forfeiture rate	1.6	1.6	1.8
Risk-free interest rate	2.1	3.4	3.1
Dividend yield	1.3	1.3	1.3

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2009	16,417	$37.89
Granted in 2010	1,342	48.41
Canceled in 2010	(187)	36.77
Exercised in 2010	(3,066)	27.55
Outstanding at December 31, 2010	14,506	41.06
Granted in 2011	1,216	52.32
Canceled in 2011	(151)	41.43
Exercised in 2011	(1,008)	30.00
Outstanding at December 31, 2011	14,563	42.76
Granted in 2012	784	47.25
Canceled in 2012	(134)	48.59
Exercised in 2012	(2,476)	32.27
Outstanding at December 31, 2012	12,737	$45.00

(In thousands of shares)	2012	2011	2010
Shares exercisable, end of year	10,635	11,246	10,720

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99	-	$39.61	2,593	4.1	$31.29	2,529	$31.15
39.73	-	43.07	2,599	3.1	41.11	2,442	41.11
43.28	-	47.25	3,169	4.7	45.74	2,424	45.45
47.33	-	57.90	3,169	6.6	52.16	2,033	51.60
61.81	-	67.67	1,207	5.1	62.08	1,207	62.08
$14.99	-	$67.67	12,737	4.8	$45.00	10,635	$44.11

The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $53.12 as of December 31, 2012, for those awards that have an exercise price currently below the closing price. As of December 31, 2012, the aggregate intrinsic value of stock options outstanding was $119 million, with a weighted-average remaining term of 4.8 years. The aggregate intrinsic value of stock options exercisable at that same date was $109 million, with a weighted-average remaining term of 4.1 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2012	2011	2010
Total intrinsic value of options exercised	$41	$23	$68
Cash received from options exercised	35	18	73
Tax benefit realized as a result of options exercised and restricted stock releases	24	14	30

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2009	1,219	$39.81
Granted in 2010	468	47.53
Canceled in 2010	(41)	41.31
Vested in 2010	(372)	47.80
Restricted stock at December 31, 2010	1,274	40.26
Granted in 2011	405	56.22
Canceled in 2011	(35)	42.44
Vested in 2011	(294)	59.02
Restricted stock at December 31, 2011	1,350	40.92
Granted in 2012	637	48.18
Canceled in 2012	(56)	48.22
Vested in 2012	(568)	26.13
Restricted stock at December 31, 2012	1,363	$50.19

As of December 31, 2012, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $32 million, of which $15 million (702 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

12. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
Our insurance subsidiary is required to report its results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Aflac's statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NEDOI). The NEDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under Nebraska insurance law. The National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual (SAP) has been adopted by the state of Nebraska as a component of those prescribed or permitted practices.  Additionally, the Director of the NEDOI has the right to permit other specific practices which deviate from prescribed practices. Aflac has been given explicit permission by the Director of the NEDOI for two such permitted practices. These permitted practices, which do not impact the calculation of net income on a statutory basis or prevent the triggering of a regulatory event in the Company's risk-based capital calculation, are as follows:

•
Aflac has reported as admitted assets the refundable lease deposits on the leases of commercial office space which house Aflac Japan's sales operations. These lease deposits are unique and part of the ordinary course of doing business in the country of Japan; these assets would be non-admitted under SAP.

•
Aflac utilized book value accounting for certain guaranteed separate account funding agreements instead of fair value accounting as required by SAP.  The underlying separate account assets had an unrealized gain of $46 million as of December 31, 2012, compared with an unrealized gain of $45 million as of December 31, 2011.

A reconciliation of Aflac's capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2012	2011
Capital and surplus, Nebraska state basis	$8,892	$6,371
State Permitted Practice:
Refundable lease deposits – Japan	(49)	(53)
Separate Account Funding Agreements	46	45
Capital and surplus, NAIC basis	$8,889	$6,363
As determined on a U.S. statutory accounting basis, Aflac's net income was $2.3 billion in 2012, $444 million in 2011 and $1.5 billion in 2010. Capital and surplus was $8.9 billion at December 31, 2012 and $6.4 billion at December 31, 2011.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of the Japan branch, based on Japanese regulatory accounting practices, was $3.9 billion at December 31, 2012, and $2.7 billion at December 31, 2011. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection corporation obligations are not accrued; and premium income is recognized on a cash basis.

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2013 in excess of $2.3 billion would require such approval. Aflac did not declare any dividends during 2012.

A portion of Aflac Japan earnings, as determined on a Japanese regulatory accounting basis, can be repatriated each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Profit repatriations to the United States can fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translation of Aflac Japan's dollar-denominated investments and related investment income into yen. Profits repatriated by Aflac Japan to Aflac U.S. were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2012	2011	2010	2012	2011	2010
Profit repatriation	$422	$143	$317	33.1	11.0	28.7

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

Information with respect to our benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2012	2011	2012	2011	2012		2011
Projected benefit obligation:
Benefit obligation, beginning of year	$329	$297	$525	$454	$83		$67
Service cost	18	17	18	14	6		4
Interest cost	7	12	24	28	4		3
Plan amendments	0	0	0	0	2		0
Actuarial (gain) loss	3	0	60	42	5		10
Benefits and expenses paid	(8)	(10)	(14)	(13)	(2)		(1)
Effect of foreign exchange rate changes	(36)	13	0	0	0		0
Benefit obligation, end of year	313	329	613	525	98		83

Plan assets:
Fair value of plan assets, beginning of year	171	147	224	209	0		0
Actual return on plan assets	17	(2)	31	0	0		0
Employer contributions	27	29	20	28	2		1
Benefits and expenses paid	(8)	(10)	(14)	(13)	(2)		(1)
Effect of foreign exchange rate changes	(20)	7	0	0	0		0
Fair value of plan assets, end of year	187	171	261	224	0		0
Funded status of the plans(1)	$(126)	$(158)	$(352)	$(301)	$(98)		$(83)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$57	$77	$185	$151	$34		$30
Prior service (credit) cost	(3)	(4)	0	1	2		0
Transition obligation	1	1	0	0	0		0
Total included in accumulated other comprehensive income	$55	$74	$185	$152	$36		$30
Accumulated benefit obligation	$276	$295	$516	$448	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2012		2011		2010		2012		2011		2010		2012		2011		2010
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	2.25%		2.25%		2.50%		4.75%		5.50%		5.75%		4.75%		5.50%		5.75%
Discount rate - benefit obligations	2.25		2.25		2.25		4.25		4.75		5.50		4.25		4.75		5.50
Expected long-term return on plan assets	2.50		2.50		2.50		7.50		7.50		7.50		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	5.70	(2)	7.30	(2)	7.50	(2)
(1) Not applicable
(2)For the years 2012, 2011 and 2010, the health care cost trend rates are expected to trend down to 4.7% in 79 years, 4.2% in
75 years, and 3.9% in 75 years, respectively.

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

We base our assumption for the long-term rate of return on assets on historical trends (10-year or longer historical rates of return for the Japanese plan assets and 15-year historical rates of return for the U.S. plan assets), expected future market movement, as well as the portfolio mix of securities in the asset portfolio including, but not limited to, style, class and equity and fixed income allocations. In addition, our consulting actuaries evaluate our assumptions for long-term rates of return under Actuarial Standards of Practice (ASOP). Under the ASOP, the actual portfolio type, mix and class is modeled to determine a range of long-term rates of return. We in turn use those results to further validate our own assumptions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2012:

(In millions)
One percentage point increase
Increase in total service and interest costs	$2
Increase in postretirement benefit obligation	14

One percentage point decrease
Decrease in total service and interest costs	$2
Decrease in postretirement benefit obligation	12

Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statements of earnings for the years ended December 31, included the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$18	$17	$14	$18	$14	$13	$6	$4	$3
Interest cost	7	12	12	24	28	26	4	3	3
Expected return on plan assets	(4)	(4)	(4)	(16)	(14)	(12)	0	0	0
Amortization of net actuarial loss	3	3	3	11	6	5	1	1	1
Net periodic (benefit) cost	$24	$28	$25	$37	$34	$32	$11	$8	$7

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net actuarial loss (gain)	$(10)	$5	$11	$45	$57	$13	$5	$10	$8
Amortization of net actuarial loss	(3)	(3)	(3)	(11)	(6)	(5)	(1)	(1)	(1)
Prior service cost (credit)	0	0	0	(1)	0	0	2	0	0
Total	$(13)	$2	$8	$33	$51	$8	$6	$9	$7

The increase in net actuarial loss in 2012 and 2011, compared with 2010, for the U.S. pension plans was primarily due to the decrease in the discount rate as disclosed in the actuarial assumptions table above. Prior service costs of $2 million were incurred in 2012 for a plan amendment to the other postretirement benefits plan related to prior service granted to Aflac Group employees. No transition obligations arose during 2012, and the amounts of prior service costs and credits and transition obligations amortized to expense were immaterial for the years ended December 31, 2012, 2011 and 2010. Amortization of actuarial losses to expense in 2013 is estimated to be $2 million for the Japanese plans, $15 million for the U.S. plans and $1 million for the other postretirement benefits plan, while the amortization of prior service costs and credits and transition obligations are expected to be negligible.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2013	$10	$19	$2
2014	8	20	2
2015	9	21	3
2016	10	28	3
2017	10	29	4
2018-2022	68	171	25

Funding

We plan to make contributions of $22 million to the Japanese funded defined benefit plan and $20 million to the U.S. funded defined benefit plan in 2013. The funding policy for our non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

Plan Assets

The investment objective of our Japanese and U.S. funded defined benefit plans is to preserve the purchasing power of the plan's assets and earn a reasonable inflation-adjusted rate of return over the long term. Furthermore, we seek to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, our goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity, fixed-income and money market securities. As a part of our strategy, we have established strict policies covering quality, type and concentration of investment securities. For our Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities. For our U.S. plan, these policies prohibit investments in precious metals, limited partnerships, venture capital, and direct investments in real estate. We are also prohibited from trading on margin.

The plan fiduciaries for our funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2012 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	7%	43%
International equities	19	22
Fixed income securities	59	35
Other	15	0
Total	100%	100%

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2012	2011
Japan pension plan assets:
Equities:
Japanese equity securities	$15	$11
International equity securities	42	34
Fixed income securities:
Japanese bonds	62	60
International bonds	44	42
Insurance contracts	24	24
Total	$187	$171

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2012	2011
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$87	$77
Mid cap equity funds	16	13
Real estate equity funds	8	7
International equity funds	59	45
Fixed income bond funds	88	79
Aflac Incorporated common stock	3	3
Total	$261	$224

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

401(k) Plan

The Company sponsors a 401(k) plan in which we match a portion of employees' contributions. The plan provides for salary reduction contributions by employees and, in 2012, 2011, and 2010, provided matching contributions by the Company of 50% of each employee's contributions which were not in excess of 6% of the employee's annual cash compensation. The matching contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $5 million in 2012, and $4 million in 2011 and 2010. The plan trustee held approximately two million shares of our common stock for plan participants at December 31, 2012.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $38 million in 2012, $35 million in 2011 and $34 million in 2010.
14. COMMITMENTS AND CONTINGENT LIABILITIES
We have three outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of 11.9 billion yen ($138 million using the December 31, 2012, exchange rate). The second agreement provides distributed mid-range server computer operations and support for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of 10.5 billion yen ($121 million using the December 31, 2012, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of five years and an aggregate remaining cost of 8.4 billion yen ($97 million using the December 31, 2012, exchange rate).

We have an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of five years with an aggregate remaining cost of 6.5 billion yen ($75 million using the December 31, 2012, exchange rate).

We lease office space and equipment under agreements that expire in various years through 2022. Future minimum lease payments due under non-cancelable operating leases at December 31, 2012, were as follows:

(In millions)
2013	$61
2014	24
2015	15
2016	15
2017	12
Thereafter	4
Total future minimum lease payments	$131

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

15. SUBSEQUENT EVENTS
In January 2013, we sold our below-investment grade investment in UniCredit Bank AG (HVB Funding Trust I, III, & VI) which had an amortized cost of $257 million at December 31, 2012. We did not realize a gain or loss from the sale due to previous impairment of the investment.

16. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

In management's opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with our annual audited financial statements.

(In millions, except for per-share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Premium income	$5,378	$5,467	$5,660	$5,643
Net investment income	882	845	869	876
Realized investment gains (losses)	(45)	(418)	286	(171)
Other income	25	8	32	27
Total revenues	6,240	5,902	6,847	6,375
Total benefits and expenses	5,038	5,161	5,367	5,495
Earnings before income taxes	1,202	741	1,480	880
Total income tax	417	258	463	299
Net earnings	$785	$483	$1,017	$581
Net earnings per basic share	$1.68	$1.04	$2.17	$1.24
Net earnings per diluted share	1.68	1.03	2.16	1.24
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Premium income	$4,872	$4,956	$5,210	$5,324
Net investment income	794	784	843	858
Realized investment gains (losses)	(579)	(668)	(83)	(223)
Other income	30	16	17	20
Total revenues	5,117	5,088	5,987	5,979
Total benefits and expenses	4,526	4,644	4,895	5,157
Earnings before income taxes	591	444	1,092	822
Total income tax	202	170	356	284
Net earnings	$389	$274	$736	$538
Net earnings per basic share	$.83	$.59	$1.58	$1.16
Net earnings per diluted share	.83	.58	1.57	1.15
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2012 and 2011.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(a) Management's Annual Report on Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting is incorporated herein by reference from Part II, Item 8 of this report.
(b) Attestation Report of the Registered Public Accounting Firm

The Attestation Report of the Registered Public Accounting Firm on the Company's internal control over financial reporting is incorporated herein by reference from Part II, Item 8 of this report.
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the last fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
Pursuant to General Instruction G to Form 10‑K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 21, 2013, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 11 and 12, respectively.

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
Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2012 Summary Compensation Table; 2012 Grants of Plan-Based Awards; 2012 Outstanding Equity Awards at Fiscal Year-End; 2012 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; 1. Election of Directors; Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	3. Ratification of Appointment of Independent Registered Public Accounting Firm; and The Audit Committee

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		78
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2012		80
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012		81
		Consolidated Balance Sheets as of December 31, 2012 and 2011		82
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2012		84
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012		85
		Notes to the Consolidated Financial Statements		86
		Unaudited Consolidated Quarterly Financial Data		150

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		158
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012	159
		Schedule III -	Supplementary Insurance Information as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012	165
		Schedule IV-	Reinsurance for each of the years in the three-year period ended December 31, 2012	166

	3.	EXHIBIT INDEX

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

In reviewing the agreements included as exhibits to this annual report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
	3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).
	4.0	-
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

	10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
	10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
	10.2*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
	10.3*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009.
	10.4*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).

10.5*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.6*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.7*	-
First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.8*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.9*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.10*	-	1999 Aflac Associate Stock Bonus Plan, as amended, dated February 11, 2003 – incorporated by reference from 2002 Form 10-K, Exhibit 99.2 (File No. 001-07434).
10.11*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.13*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.14*	-
Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.15*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.16*	-
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.1 (File No. 001-07434).

10.17*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.2 (File No. 001-07434).

10.18*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.3 (File No. 001-07434).

10.19*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.4 (File No. 001-07434).

10.20*	-
Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.1 (File No. 001-07434).

10.21*	-
Notice of restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).

10.22*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.3 (File No. 001-07434).

10.23*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.4 (File No. 001-07434).

10.24*	-
Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.5 (File No. 001-07434).

10.25*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.26*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.27*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.28*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.29*	-
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

10.37*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.38*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.39*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.40*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012
10.41*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
10.42*	-	Senior unsecured revolving credit facility agreement, dated June 28, 2012 – incorporated by reference from Form 10-Q for June 30, 2012, Exhibit 10.40 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21	-	Subsidiaries.
23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
-
Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327 and 333-161269 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-176178 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-181089 with respect to the Aflac Incorporated shelf registration statement.

	31.1	-	Certification of CEO dated February 26, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 26, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 26, 2013, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document.(2)
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 - option 3
(2)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

Under date of February 26, 2013, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2012, and 2011, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2012, the Company retrospectively adopted guidance related to a change in accounting for costs associated with acquiring or renewing insurance contracts. Also as discussed in Note 1, the Company changed its method of evaluating consolidation of variable interest entities (VIEs) and qualified special purpose entities (QSPEs) due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board (FASB), effective January 1, 2010.

Atlanta, Georgia
February 26, 2013

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2012	2011	2010
Revenues:
Dividends from subsidiaries(1)	$0	$282	$370
Management and service fees from subsidiaries(1)	249	230	206
Net investment income	20	10	11
Interest from subsidiaries(1)	7	8	8
Realized investment gains (losses)	1	(1)	0
Change in fair value of the cross-currency interest rate swaps	154	0	0
Other income (loss)	(7)	1	1
Total revenues	424	530	596
Operating expenses:
Interest expense	184	168	140
Other operating expenses	72	69	66
Total operating expenses	256	237	206
Earnings before income taxes and equity in undistributed earnings of subsidiaries	168	293	390
Income tax expense (benefit):
Current	1	0	0
Deferred	50	(2)	(3)
Total income taxes	51	(2)	(3)
Earnings before equity in undistributed earnings of subsidiaries	117	295	393
Equity in undistributed earnings of subsidiaries(1)	2,749	1,642	1,935
Net earnings	$2,866	$1,937	$2,328
(1)Eliminated in consolidation
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2012	2011	2010
Net earnings	$2,866	$1,937	$2,328
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during period - parent only	95	(54)	(127)
Equity in unrealized foreign currency translation gains (losses) of subsidiaries during period	(382)	36	217
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period - parent only	15	11	7
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries during period	1,645	555	363
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	497	1,154	421
Unrealized gains (losses) on derivatives during period	(22)	(33)	51
Pension liability adjustment during period	(20)	(65)	(32)
Total other comprehensive income (loss) before income taxes	1,828	1,604	900
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,078	392	(32)
Other comprehensive income (loss), net of income taxes	750	1,212	932
Total comprehensive income (loss)	$3,616	$3,149	$3,260
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2012	2011
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $131 in 2012 and $120 in 2011)	$156	$138
Investments in subsidiaries(1)	19,001	15,531
Other investments	14	15
Cash and cash equivalents	830	385
Total investments and cash	20,001	16,069
Due from subsidiaries(1)	156	134
Other assets	257	79
Total assets	$20,414	$16,282

Liabilities and shareholders' equity:
Liabilities:
Notes payable	$4,367	$3,345
Employee benefit plans	255	175
Income taxes	(232)	(311)
Other liabilities	46	127
Total liabilities	4,436	3,336
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2012 and 2011; issued 665,239 shares in 2012 and 663,639 shares in 2011	67	66
Additional paid-in capital	1,505	1,408
Retained earnings	17,387	15,148
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	333	984
Unrealized gains (losses) on investment securities	2,570	1,143
Unrealized gains (losses) on derivatives	(5)	9
Pension liability adjustment	(183)	(171)
Treasury stock, at average cost	(5,696)	(5,641)
Total shareholders' equity	15,978	12,946
Total liabilities and shareholders' equity	$20,414	$16,282
(1)Eliminated in consolidation
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2012	2011	2010
Cash flows from operating activities:
Net earnings	$2,866	$1,937	$2,328
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries(1)	(2,749)	(1,642)	(1,935)
Change in income tax liabilities	111	(52)	(77)
Other, net	(242)	145	153
Net cash provided (used) by operating activities	(14)	388	469
Cash flows from investing activities:
Fixed maturity securities sold	13	4	12
Fixed maturity securities purchased	(26)	(10)	(8)
Other investments sold (purchased)	(3)	0	0
Purchase of subsidiary	0	0	0
Additional capitalization of subsidiaries(1)	0	(40)	0
Other, net	0	0	0
Net cash provided (used) by investing activities	(16)	(46)	4
Cash flows from financing activities:
Purchases of treasury stock	(118)	(308)	(121)
Proceeds from borrowings	1,506	620	748
Principal payments under debt obligations	(380)	(459)	(447)
Dividends paid to shareholders	(603)	(552)	(535)
Treasury stock reissued	70	26	45
Proceeds from exercise of stock options	21	14	27
Net change in amount due to/from subsidiaries(1)	(21)	9	5
Net cash provided (used) by financing activities	475	(650)	(278)
Net change in cash and cash equivalents	445	(308)	195
Cash and cash equivalents, beginning of period	385	693	498
Cash and cash equivalents, end of period	$830	$385	$693
(1)Eliminated in consolidation
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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2012		2011
8.50% senior notes due May 2019	$850		$850
6.45% senior notes dues August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(2)	396	(2)
3.45% senior notes due August 2015	300		300
2.65% senior notes due February 2017	657	(3)	0
4.00% senior notes due February 2022	349	(4)	0
5.50% subordinated debentures due September 2052	500		0
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 10 billion yen)	116		129
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	331		369
1.87% notes paid June 2012 (principal amount 30 billion yen)	0		386
1.84% notes due July 2016 (principal amount 15.8 billion yen)	182		203
Variable interest rate notes due July 2014 (1.34% in 2012 and 2011, principal amount 5.5 billion yen)	64		71
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	116		129
3.00% loan due August 2015 (principal amount 5 billion yen)	58		64
Total notes payable	$4,367		$3,345
(1)$450 issuance net of a $2 underwriting discount that is being amortized over the life of the notes
(2)$400 issuance net of a $4 underwriting discount that is being amortized over the life of the notes
(3)$650 issuance plus $7 of an issuance premium that is being amortized over the life of the notes
(4)$350 issuance net of a $1 underwriting discount that is being amortized over the life of the notes

During 2009, Aflac Japan bought on the open market 2.0 billion yen of yen-denominated Uridashi notes issued by the Parent Company which are outstanding as of December 31, 2012. In consolidation, those notes have been extinguished; however, they remain an outstanding liability for the Parent Company until their maturity date.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2012, are as follows:

(In millions)
2013	$0
2014	395
2015	474
2016	298
2017	650
Thereafter	2,550
Total	$4,367

For further information regarding notes payable, see Note 8 of the Notes to the Consolidated Financial Statements.

(B) Derivatives
At December 31, 2012, the Parent Company's only outstanding freestanding derivative contracts were swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps associated with our senior notes due in February 2017 and February 2022 and subordinated debentures due in September 2052. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 8 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 12 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2012	2011	2010
Interest paid	$181	$163	$124
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	25	23	0

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2012:
Aflac Japan	$6,801	$72,286	$2,057	$14,995
Aflac U.S.	2,857	8,209	101	298
All other	0	2	0	1
Total	$9,658	$80,497	$2,158	$15,294
2011:
Aflac Japan	$7,102	$75,578	$1,602	$9,342
Aflac U.S.	2,687	7,679	102	288
All other	0	2	0	0
Total	$9,789	$83,259	$1,704	$9,630
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Premium Revenue	Net Investment Income	Benefits and Claims	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2012:
Aflac Japan	$17,151	$2,845	$12,496	$716	$2,937	$23,662
Aflac U.S.	4,996	613	2,834	400	1,397	4,988
All other	1	15	0	1	281	0
Total	$22,148	$3,473	$15,330	$1,117	$4,615	$28,650
2011:
Aflac Japan	$15,619	$2,688	$11,037	$650	$2,837	$19,034
Aflac U.S.	4,743	588	2,713	383	1,341	4,733
All other	0	4	(1)	0	261	0
Total	$20,362	$3,280	$13,749	$1,033	$4,439	$23,767
2010:
Aflac Japan	$13,487	$2,453	$9,553	$563	$2,601	$14,586
Aflac U.S.	4,586	549	2,553	395	1,276	4,568
All other	0	5	0	0	230	0
Total	$18,073	$3,007	$12,106	$958	$4,107	$19,154
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2012:
Life insurance in force	$173,791	$3,867	$0	$169,924	0%
Premiums:
Health insurance	$17,541	$19	$14	$17,536	0%
Life insurance	4,626	14	0	4,612	0
Total earned premiums	$22,167	$33	$14	$22,148	0%
2011:
Life insurance in force	$168,355	$4,159	$3	$164,199	0%
Premiums:
Health insurance	$17,210	$14	$12	$17,208	0%
Life insurance	3,163	13	4	3,154	0
Total earned premiums	$20,373	$27	$16	$20,362	0%
2010:
Life insurance in force	$149,045	$4,000	$2	$145,047	0%
Premiums:
Health insurance	$15,784	$9	$18	$15,793	0%
Life insurance	2,291	12	1	2,280	0
Total earned premiums	$18,075	$21	$19	$18,073	0%
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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 26, 2013
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 26, 2013
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Kriss Cloninger III	President, Chief Financial Officer,	February 26, 2013
(Kriss Cloninger III)	Treasurer and Director

/s/ June Howard	Senior Vice President, Financial Services;	February 26, 2013
(June Howard)	Chief Accounting Officer

/s/ J. Shelby Amos II	Director	February 26, 2013
(J. Shelby Amos II)

/s/ Paul S. Amos II	Director	February 26, 2013
(Paul S. Amos II)

/s/ Elizabeth J. Hudson	Director	February 26, 2013
(Elizabeth J. Hudson)

/s/ Douglas W. Johnson	Director	February 26, 2013
(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 26, 2013
(Robert B. Johnson)

/s/ Charles B. Knapp	Director	February 26, 2013
(Charles B. Knapp)

/s/ E. Stephen Purdom	Director	February 26, 2013
(E. Stephen Purdom)

/s/ Barbara K. Rimer	Director	February 26, 2013
(Barbara K. Rimer)

/s/ Marvin R. Schuster	Director	February 26, 2013
(Marvin R. Schuster)

/s/ Melvin T. Stith	Director	February 26, 2013
(Melvin T. Stith)

/s/ David G. Thompson	Director	February 26, 2013
(David G. Thompson)

/s/ Takuro Yoshida	Director	February 26, 2013
(Takuro Yoshida)