Form 10-Q
period 2013-03-31
AFLAC INC
filed 2013-05-06
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 26, 2013
Common Stock, $.10 Par Value	466,225,983

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2013

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2013, and 2012, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2013, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for costs associated with acquiring or renewing insurance contracts in 2012 and a change in the method of evaluating the consolidation of variable interest entities (VIEs) and qualified special purpose entities (QSPEs) in 2010. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia
May 3, 2013

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2013	2012
Revenues:
Premiums, principally supplemental health insurance	$5,184	$5,378
Net investment income	833	882
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(55)	(203)
Sales and redemptions	119	78
Derivative and other gains (losses)	92	80
Total realized investment gains (losses)	156	(45)
Other income	35	25
Total revenues	6,208	6,240
Benefits and expenses:
Benefits and claims	3,521	3,646
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	283	287
Insurance commissions	392	435
Insurance expenses	534	564
Interest expense	71	57
Other operating expenses	46	49
Total acquisition and operating expenses	1,326	1,392
Total benefits and expenses	4,847	5,038
Earnings before income taxes	1,361	1,202
Income taxes	469	417
Net earnings	$892	$785
Net earnings per share:
Basic	$1.91	$1.68
Diluted	1.90	1.68
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	466,462	465,887
Diluted	469,124	468,533
Cash dividends per share	$.35	$.33
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2013	2012
Net earnings	$892	$785
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(188)	(100)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(874)	324
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(58)	129
Unrealized gains (losses) on derivatives during period	(7)	(12)
Pension liability adjustment during period	5	5
Total other comprehensive income (loss) before income taxes	(1,122)	346
Income tax expense (benefit) related to items of other comprehensive income (loss)	(58)	311
Other comprehensive income (loss), net of income taxes	(1,064)	35
Total comprehensive income (loss)	$(172)	$820
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions - Unaudited)	March 31, 2013		December 31, 2012
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $48,058 in 2013 and $48,355 in 2012)	$50,899		$51,466
Fixed maturities - consolidated variable interest entities (amortized cost $4,721 in 2013 and $5,058 in 2012)	5,377		5,787
Perpetual securities (amortized cost $3,113 in 2013 and $3,654 in 2012)	2,678		3,728
Perpetual securities - consolidated variable interest entities (amortized cost $520 in 2013 and $559 in 2012)	455		574
Equity securities (cost $18 in 2013 and $20 in 2012)	24		23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $46,788 in 2013 and $54,554 in 2012)	44,938		54,137
Fixed maturities - consolidated variable interest entities (fair value $259 in 2013 and $287 in 2012)	266		289
Other investments	167		174
Cash and cash equivalents	2,596		2,041
Total investments and cash	107,400		118,219
Receivables	1,710		976
Accrued investment income	765		842
Deferred policy acquisition costs	9,210		9,658
Property and equipment, at cost less accumulated depreciation	527		564
Other	926	(1)	835	(1)
Total assets	$120,538		$131,094
(1) Includes $158 in 2013 and $191 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts - Unaudited)	March 31, 2013		December 31, 2012
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$72,077		$76,463
Unpaid policy claims	3,877		4,034
Unearned premiums	11,963		11,904
Other policyholders’ funds	5,034		5,319
Total policy liabilities	92,951		97,720
Income taxes	3,799		3,858
Payables for return of cash collateral on loaned securities	207		6,277
Notes payable	4,283		4,352
Other	3,763	(2)	2,909	(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	105,003		115,116
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2013 and 2012; issued 665,778 shares in 2013 and 665,239 shares in 2012	67		67
Additional paid-in capital	1,532		1,505
Retained earnings	18,114		17,387
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(141)		333
Unrealized gains (losses) on investment securities	1,981		2,570
Unrealized gains (losses) on derivatives	(9)		(5)
Pension liability adjustment	(180)		(183)
Treasury stock, at average cost	(5,829)		(5,696)
Total shareholders’ equity	15,535		15,978
Total liabilities and shareholders’ equity	$120,538		$131,094
(2) Includes $371 in 2013 and $399 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2013	2012
Common stock:
Balance, beginning of period	$67	$66
Balance, end of period	67	66
Additional paid-in capital:
Balance, beginning of period	1,505	1,408
Exercise of stock options	10	13
Share-based compensation	3	5
Gain (loss) on treasury stock reissued	14	7
Balance, end of period	1,532	1,433
Retained earnings:
Balance, beginning of period	17,387	15,148
Net earnings	892	785
Dividends to shareholders	(165)	(154)
Balance, end of period	18,114	15,779
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,715	1,965
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(474)	(266)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	(589)	305
Unrealized gains (losses) on derivatives during period, net of income taxes	(4)	(8)
Pension liability adjustment during period, net of income taxes	3	4
Balance, end of period	1,651	2,000
Treasury stock:
Balance, beginning of period	(5,696)	(5,641)
Purchases of treasury stock	(156)	(10)
Cost of shares issued	23	16
Balance, end of period	(5,829)	(5,635)
Total shareholders’ equity	$15,535	$13,643
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2013		2012
Cash flows from operating activities:
Net earnings	$892		$785
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	203		(17)
Increase in deferred policy acquisition costs	(100)		(141)
Increase in policy liabilities	2,400		2,928
Change in income tax liabilities	193		(20)
Realized investment (gains) losses	(156)		45
Other, net	400		(24)
Net cash provided (used) by operating activities	3,832		3,556
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	541		226
Fixed maturities matured or called	1,342		705
Perpetual securities sold	0		552
Perpetual securities matured or called	271		378
Securities held to maturity:
Fixed maturities matured or called	5,011		536
Costs of investments acquired:
Available for sale fixed maturities acquired	(3,160)		(1,025)
Held to maturity fixed maturities acquired	(160)		(5,133)
Settlement of derivatives	(851)		0
Cash received as collateral on loaned securities, net	(6,070)		(645)
Other, net	(9)		(30)
Net cash provided (used) by investing activities	(3,085)		(4,436)
Cash flows from financing activities:
Purchases of treasury stock	(156)		(10)
Proceeds from borrowings	0		749
Principal payments under debt obligations	0		(1)
Dividends paid to shareholders	(159)		(148)
Change in investment-type contracts, net	134		297
Treasury stock reissued	19		5
Other, net	6		9
Net cash provided (used) by financing activities	(156)		901
Effect of exchange rate changes on cash and cash equivalents	(36)		(60)
Net change in cash and cash equivalents	555		(39)
Cash and cash equivalents, beginning of period	2,041		2,249
Cash and cash equivalents, end of period	$2,596		$2,210
Supplemental disclosures of cash flow information:
Income taxes paid	$295		$356
Interest paid	43		44
Noncash interest	28	(1)	13	(1)
Impairment losses included in realized investment losses	55		203
Noncash financing activities:
Capitalized lease obligations	(1)		1
Treasury stock issued for:
Associate stock bonus	8		8
Shareholder dividend reinvestment	6		6
Share-based compensation grants	4		4
(1) Consists primarily of accreted interest on discounted advance premiums
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 75% and 77% of the Company's total revenues in the three-month periods ended March 31, 2013, and 2012, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 86% at March 31, 2013, and 87% at December 31, 2012.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2013, and December 31, 2012, and the consolidated statements of earnings and comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2013, and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2012.

Significant Accounting Policies

We have updated the disclosure in the accounting policy for income taxes. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2012.

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

As discussed in the Translation of Foreign Currencies section in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income (loss), the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income (loss) until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included tax expense of $424 million during the three-month period ended March 31, 2013, and tax expense of $157 million during the three-month period ended March 31, 2012, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income (loss) would result in an effective income tax rate on pretax other comprehensive income (loss) of 43.0% and 44.5% in the three-month periods ended March 31, 2013 and 2012, respectively.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

Reporting of amounts reclassified out of accumulated other comprehensive income: In February 2013, the FASB issued guidance that requires reclassification adjustments for items that are reclassified out of accumulated other comprehensive income to net income to be presented in statements where the components of net income and the components of other comprehensive income are presented or in the footnotes to the financial statements. Additionally, the amendment requires cross-referencing to other disclosures currently required for other reclassification items. We adopted this guidance as of January 1, 2013. The adoption of this guidance impacted our financial statement disclosures, but it did not have an impact on our financial position or results of operations.

Disclosures about offsetting assets and liabilities: In November 2011, the FASB issued guidance to amend the disclosure requirements about offsetting assets and liabilities. The new guidance essentially clarifies the FASB's intent concerning the application of existing offsetting disclosure requirements. Entities are required to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions when those activities are subject to an agreement similar to a master netting arrangement. The scope of this guidance was clarified and revised in January 2013 to apply to derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending arrangements. The objective of this disclosure is to move toward consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). We adopted this guidance as of January 1, 2013. The adoption of this guidance impacted our financial statement disclosures, but it did not have an impact on our financial position or results of operations.

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

Accounting for costs associated with acquiring or renewing insurance contracts: In October 2010, the FASB issued amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Under the previous guidance, costs that varied with and were primarily related to the acquisition of a policy were deferrable. Under the amended guidance, only incremental direct costs associated with the successful acquisition of a new or renewal contract may be capitalized, and direct-response advertising costs may be capitalized only if they meet certain criteria. This guidance is effective on a prospective or retrospective basis for interim and annual periods beginning after December 15, 2011. We retrospectively adopted this guidance as of January 1, 2012. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $391 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $67 million, resulting in a total reduction to shareholders' equity of $458 million as of December 31, 2009 (the opening balance sheet date in our annual report on Form 10-K for the year ended December 31, 2012). The adoption of this accounting standard had an immaterial impact on net income in 2011 and for all preceding years.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to our business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

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

	Three Months Ended March 31,
(In millions)	2013	2012
Revenues:
Aflac Japan:
Earned premiums	$3,905	$4,148
Net investment income	674	730
Other income	26	16
Total Aflac Japan	4,605	4,894
Aflac U.S.:
Earned premiums	1,280	1,231
Net investment income	157	152
Other income	1	2
Total Aflac U.S.	1,438	1,385
Other business segments	12	14
Total business segment revenues	6,055	6,293
Realized investment gains (losses)	156	(45)
Corporate	92	68
Intercompany eliminations	(95)	(76)
Total revenues	$6,208	$6,240

	Three Months Ended March 31,
(In millions)	2013	2012
Pretax earnings:
Aflac Japan	$989	$1,040
Aflac U.S.	281	271
Total business segment pretax operating earnings	1,270	1,311
Interest expense, noninsurance operations	(48)	(44)
Corporate and eliminations	(17)	(20)
Pretax operating earnings	1,205	1,247
Realized investment gains (losses)	156	(45)
Total earnings before income taxes	$1,361	$1,202
Income taxes applicable to pretax operating earnings	$415	$433
Effect of foreign currency translation on operating earnings	(71)	20

Assets were as follows:

(In millions)	March 31, 2013	December 31, 2012
Assets:
Aflac Japan	$103,098	$113,678
Aflac U.S.	16,130	16,122
Other business segments	152	154
Total business segment assets	119,380	129,954
Corporate	19,861	20,318
Intercompany eliminations	(18,703)	(19,178)
Total assets	$120,538	$131,094

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,035	$748	$0	$12,783
Mortgage- and asset-backed securities	671	44	1	714
Public utilities	2,928	116	53	2,991
Sovereign and supranational	1,120	61	7	1,174
Banks/financial institutions	2,952	183	236	2,899
Other corporate	4,892	189	256	4,825
Total yen-denominated	24,598	1,341	553	25,386
Dollar-denominated:
U.S. government and agencies	95	16	0	111
Municipalities	1,018	149	6	1,161
Mortgage- and asset-backed securities	182	58	0	240
Public utilities	4,581	609	31	5,159
Sovereign and supranational	468	112	2	578
Banks/financial institutions	3,578	502	8	4,072
Other corporate	18,259	1,581	271	19,569
Total dollar-denominated	28,181	3,027	318	30,890
Total fixed maturities	52,779	4,368	871	56,276
Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,080	73	525	2,628
Other corporate	285	0	67	218
Dollar-denominated:
Banks/financial institutions	268	25	6	287
Total perpetual securities	3,633	98	598	3,133
Equity securities	18	6	0	24
Total securities available for sale	$56,430	$4,472	$1,469	$59,433

	March 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$24,606	$2,154	$0	$26,760
Municipalities	452	65	0	517
Mortgage- and asset-backed securities	77	4	0	81
Public utilities	4,532	202	222	4,512
Sovereign and supranational	2,953	220	100	3,073
Banks/financial institutions	8,480	163	690	7,953
Other corporate	4,104	249	202	4,151
Total yen-denominated	45,204	3,057	1,214	47,047
Total securities held to maturity	$45,204	$3,057	$1,214	$47,047

	December 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,612	$349	$81	$12,880
Mortgage- and asset-backed securities	746	40	1	785
Public utilities	3,608	116	72	3,652
Sovereign and supranational	1,404	71	0	1,475
Banks/financial institutions	3,455	233	180	3,508
Other corporate	5,656	241	153	5,744
Total yen-denominated	27,481	1,050	487	28,044
Dollar-denominated:
U.S. government and agencies	93	24	0	117
Municipalities	1,045	156	6	1,195
Mortgage- and asset-backed securities	188	58	0	246
Public utilities	4,204	658	17	4,845
Sovereign and supranational	476	123	2	597
Banks/financial institutions	3,626	506	6	4,126
Other corporate	16,300	1,878	95	18,083
Total dollar-denominated	25,932	3,403	126	29,209
Total fixed maturities	53,413	4,453	613	57,253
Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,635	193	161	3,667
Other corporate	309	43	0	352
Dollar-denominated:
Banks/financial institutions	269	23	9	283
Total perpetual securities	4,213	259	170	4,302
Equity securities	20	4	1	23
Total securities available for sale	$57,646	$4,716	$784	$61,578

	December 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$32,043	$356	$67	$32,332
Municipalities	492	30	2	520
Mortgage- and asset-backed securities	90	4	0	94
Public utilities	4,924	233	106	5,051
Sovereign and supranational	3,209	192	84	3,317
Banks/financial institutions	9,211	211	431	8,991
Other corporate	4,457	187	108	4,536
Total yen-denominated	54,426	1,213	798	54,841
Total securities held to maturity	$54,426	$1,213	$798	$54,841

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities, including a change in valuation methodology for determining fair value of privately issued securities as of March 31, 2013, are described in Note 5.

During the first quarter of 2013, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio. During the first quarter of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuer's creditworthiness. At the time of the transfer, the security had an amortized cost of $122 million and an unrealized loss of $23 million.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at March 31, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$715	$724	$107	$110
Due after one year through five years	1,963	2,065	316	359
Due after five years through 10 years	8,295	8,615	1,336	1,548
Due after 10 years	30,805	32,172	8,245	9,562
Mortgage- and asset-backed securities	813	903	40	51
Total fixed maturities available for sale	$42,591	$44,479	$10,044	$11,630
Held to maturity:
Due in one year or less	$321	$322	$0	$0
Due after one year through five years	624	672	0	0
Due after five years through 10 years	2,924	3,127	0	0
Due after 10 years	41,258	42,845	0	0
Mortgage- and asset-backed securities	77	81	0	0
Total fixed maturities held to maturity	$45,204	$47,047	$0	$0

At March 31, 2013, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $144 million at amortized cost and $167 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	1,147	968	5	5
Due after five years through 10 years	285	218	0	0
Due after 10 years	2,037	1,771	159	171
Total perpetual securities available for sale	$3,469	$2,957	$164	$176

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

Banks and Financial Institutions

After Japanese government bonds (JGBs), our second largest investment concentration as of March 31, 2013, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	March 31, 2013		December 31, 2012
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$15,010	15%	$16,292	14%
Fair value	14,924	14	16,625	14
Perpetual securities:
Upper Tier II:
Amortized cost	$2,340	2%	$2,825	3%
Fair value	2,059	2	2,919	3
Tier I:
Amortized cost	1,008	1	1,079	1
Fair value	856	1	1,031	1
Total:
Amortized cost	$18,358	18%	$20,196	18%
Fair value	17,839	17	20,575	18

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$119	$14
Gross losses from sales	(6)	(1)
Net gains (losses) from redemptions	6	0
Other-than-temporary impairment losses	(54)	(63)
Held to maturity:
Net gains (losses) from redemptions	0	0
Total fixed maturities	65	(50)
Perpetual securities:
Available for sale:
Gross gains from sales	0	70
Gross losses from sales	0	(65)
Net gains (losses) from redemptions	0	60
Other-than-temporary impairment losses	0	(140)
Total perpetual securities	0	(75)
Equity securities:
Other-than-temporary impairment losses	(1)	0
Total equity securities	(1)	0
Derivatives and other:
Derivative gains (losses)	87	80
Other	5	0
Total derivatives and other	92	80
Total realized investment gains (losses)	$156	$(45)
Other-than-temporary Impairment

The fair values of our debt and perpetual security investments fluctuate based on changes in interest rates and credit spreads in the global financial markets. Fair values can also be heavily influenced by the values of the assets of the issuer and expected ultimate recovery values upon default, bankruptcy or other financial restructuring. Credit spreads are most impacted by the general credit environment and global market liquidity. Interest rates are driven by numerous factors including, but not limited to, supply and demand, governmental monetary actions, expectations of inflation and economic growth. We believe that fluctuations in the fair value of our investment securities related to changes in credit spreads or interest rates have little bearing on underlying credit quality of the issuer, and whether our investment is ultimately recoverable. Generally, we consider such declines in fair values to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

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

	Three Months Ended March 31,
(In millions)	2013		2012
Perpetual securities	$0		$140
Corporate bonds	38		63
Sovereign and supranational	16		0
Equity securities	1		0
Total other-than-temporary impairment losses realized	$55	(1)	$203	(1)
(1) Includes $0 and $28 for the three-month periods ended March 31, 2013 and 2012, respectively, for credit-related impairments; $54 and $175 for the three-month periods ended March 31, 2013 and 2012, respectively, from change in intent to sell securities; and $1 for the three-month period ended March 31, 2013 for impairments due to severity and duration of decline in fair value

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2013	December 31, 2012
Unrealized gains (losses) on securities available for sale	$3,003	$3,932
Unamortized unrealized gains on securities transferred to held to maturity	17	20
Deferred income taxes	(1,039)	(1,382)
Shareholders’ equity, unrealized gains (losses) on investment securities	$1,981	$2,570

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$5	$0	$5	$0	$0	$0
Municipalities:
Dollar-denominated	34	6	0	0	34	6
Mortgage- and asset- backed securities:
Dollar-denominated	9	0	9	0	0	0
Yen-denominated	125	1	0	0	125	1
Public utilities:
Dollar-denominated	1,154	31	1,144	31	10	0
Yen-denominated	3,052	275	1,779	120	1,273	155
Sovereign and supranational:
Dollar-denominated	33	2	0	0	33	2
Yen-denominated	903	107	515	17	388	90
Banks/financial institutions:
Dollar-denominated	347	8	318	7	29	1
Yen-denominated	6,537	926	3,178	171	3,359	755
Other corporate:
Dollar-denominated	7,478	271	7,350	263	128	8
Yen-denominated	4,847	458	3,509	265	1,338	193
Total fixed maturities	24,524	2,085	17,807	874	6,717	1,211
Perpetual securities:
Dollar-denominated	18	6	0	0	18	6
Yen-denominated	2,045	592	1,349	325	696	267
Total perpetual securities	2,063	598	1,349	325	714	273
Equity securities	1	0	0	0	1	0
Total	$26,588	$2,683	$19,156	$1,199	$7,432	$1,484

	December 31, 2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$17,342	$148	$17,342	$148	$0	$0
Municipalities:
Dollar-denominated	34	6	1	0	33	6
Yen-denominated	56	2	56	2	0	0
Mortgage- and asset- backed securities:
Dollar-denominated	10	0	10	0	0	0
Yen-denominated	136	1	0	0	136	1
Public utilities:
Dollar-denominated	736	17	736	17	0	0
Yen-denominated	3,920	178	1,339	31	2,581	147
Sovereign and supranational:
Dollar-denominated	31	2	0	0	31	2
Yen-denominated	1,244	84	507	13	737	71
Banks/financial institutions:
Dollar-denominated	276	6	180	3	96	3
Yen-denominated	6,918	611	1,935	28	4,983	583
Other corporate:
Dollar-denominated	4,534	95	4,404	86	130	9
Yen-denominated	4,013	261	1,635	40	2,378	221
Total fixed maturities	39,250	1,411	28,145	368	11,105	1,043
Perpetual securities:
Dollar-denominated	136	9	120	0	16	9
Yen-denominated	1,315	161	0	0	1,315	161
Total perpetual securities	1,451	170	120	0	1,331	170
Equity securities	6	1	3	0	3	1
Total	$40,707	$1,582	$28,268	$368	$12,439	$1,214

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to general market changes in foreign exchange rates or the levels of credit spreads or interest rates rather than specific concerns with the issuer's ability to pay interest and repay principal. In addition, in the first quarter of 2013, we refined our methodology for valuing certain privately issued securities (see Note 5). The change in valuation methodology resulted in an increase in gross unrealized losses as of March 31, 2013, compared with December 31, 2012. The following summarizes our evaluation of investment categories with significant unrealized losses and securities that were rated below investment grade as of March 31, 2013.

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

Public Utilities

As of March 31, 2013, 85% of the unrealized losses on investments in the public utilities sector were related to investments that were investment grade, compared with 69% at December 31, 2012. We have determined that the majority of the unrealized losses in the public utilities sector as of March 31, 2013 were caused by general market changes. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Sovereign and Supranational

As of March 31, 2013, 99% of the unrealized losses on investment securities in the sovereign and supranational sector were related to investments that were investment grade, compared with 96% at December 31, 2012. We have determined that the majority of the unrealized losses on the investments in the sovereign and supranational sector as of March 31, 2013 were caused by general market changes. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Bank and Financial Institutions

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

	March 31, 2013		December 31, 2012
	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Total Unrealized Losses
Fixed maturities	26%	35%	18%	39%
Perpetual securities:
Upper Tier II	5	13	2	4
Tier I	2	7	2	7
Total perpetual securities	7	20	4	11
Total	33%	55%	22%	50%

As of March 31, 2013, 83% of the $1.5 billion in unrealized losses on investments in the bank and financial institution sector, including perpetual securities, were related to investments that were investment grade, compared with 81% at December 31, 2012. Of the $8.7 billion in total investments, at fair value, in this sector in an unrealized loss position at March 31, 2013, only $617 million, which had $255 million in unrealized losses, was below investment grade. Three issuers of investments comprised the $255 million unrealized loss.

Based on our credit analysis, we have determined that the majority of the unrealized losses on the investments in this sector as of March 31, 2013 were caused by wider credit spreads, the downturn in the global economic environment and, to a lesser extent, changes in foreign exchange rates. Further, unrealized gains or losses relating to prevailing interest rate environments are impacted by the remaining time to maturity of an investment. Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Other Corporate

As of March 31, 2013, 88% of the unrealized losses on investments in the other corporate sector were related to investments that were investment grade, compared with 72% at December 31, 2012. We have determined that the majority of the unrealized losses on the investments in the other corporate sector as of March 31, 2013 were caused by general market changes. Based on our credit analysis, we believe that the issuers of our investments in this sector have the ability to service their obligations to us.

Perpetual Securities

As of March 31, 2013, 88% of the unrealized losses on investments in perpetual securities were related to investments that were investment grade, compared with 100% at December 31, 2012. The majority of our investments in Upper Tier II and Tier I perpetual securities were in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer. They may also be senior to certain preferred shares, depending on the individual security, the issuer's capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities were as follows:
Perpetual Securities

		March 31, 2013			December 31, 2012
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$164	$181	$17	$460	$488	$28
	BBB	1,911	1,684	(227)	2,077	2,129	52
	BB or lower	265	194	(71)	288	302	14
Total Upper Tier II		2,340	2,059	(281)	2,825	2,919	94
Tier I:
	BBB	835	669	(166)	966	904	(62)
	BB or lower	173	187	14	113	127	14
Total Tier I		1,008	856	(152)	1,079	1,031	(48)
Other subordinated - non-banks	BBB	285	218	(67)	309	352	43
Total		$3,633	$3,133	$(500)	$4,213	$4,302	$89

With the exception of the Icelandic bank securities that we completely impaired in 2008, none of the perpetual securities we own were in default on interest and principal payments at March 31, 2013.

During the first three months of 2013, our aggregate holdings in perpetual securities moved from an unrealized gain of $89 million to an unrealized loss of $500 million. This change is primarily due to a refinement in our methodology for valuing privately issued securities, including perpetual securities, that was implemented in the first quarter of 2013 (see Note 5).

For those securities with unrealized losses as of March 31, 2013, we believe the losses are principally due to a temporary widening of the applicable discount rate through a combination of interest rates and/or credit spreads. Based on our reviews, we do not believe the ability of these issuers to service our investments has been compromised. Assuming no unforeseen credit factors develop, as the investments near their expected economic maturity, the unrealized gains or losses should lessen. Based on our analysis, we believe the issuers of our holdings in this sector have the ability to service their obligations to us.

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
VIEs - Consolidated
The following table presents the amortized cost, fair value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.
Investments in Consolidated Variable Interest Entities

	March 31, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,721	$5,377	$5,058	$5,787
Perpetual securities, available for sale	520	455	559	574
Fixed maturities, held to maturity	266	259	289	287
Other assets	158	158	191	191
Total assets of consolidated VIEs	$5,665	$6,249	$6,097	$6,839
Liabilities:
Other liabilities	$371	$371	$399	$399
Total liabilities of consolidated VIEs	$371	$371	$399	$399

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	March 31, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,907	$7,287	$7,738	$8,350
Perpetual securities, available for sale	413	392	736	751
Fixed maturities, held to maturity	3,521	3,522	3,829	3,922
Total investments in VIEs not consolidated	$10,841	$11,201	$12,303	$13,023

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 143 separate issuers with an average credit rating of BBB.

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

(In millions)	March 31, 2013	December 31, 2012
Security loans outstanding, fair value	$202	$6,122
Cash collateral on loaned securities	207	6,277

The balance of our security loans outstanding was significantly lower at March 31, 2013, compared with that at December 31, 2012, due to the conclusion of a six-month securities lending program that began in the third quarter of 2012. For this particular securities lending program, we invested the cash collateral in JGBs with maturities that corresponded with the conclusion of the program.

4.  DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forward contracts used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with our senior notes due in February 2017 and February 2022 and subordinated debentures due in September 2052; and (4) foreign currency options used to hedge certain portions of forecasted cash flows denominated in yen. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges or fair value hedges; however, other derivatives do not qualify for hedge strategies.

We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. We have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

The following table summarized the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2013		2012
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$(1)	$(7)	$0	$(12)
Total cash flow hedges	(1)	(7)	0	(12)
Fair value hedges:
Foreign currency forwards(1)	(6)	0	0	0
Total fair value hedges	(6)	0	0	0
Net investment hedge:
Non-derivative hedging instruments	0	69	0	49
Total net investment hedge	0	69	0	49
Non-qualifying strategies:
Interest rate swaps	(4)	0	(3)	0
Foreign currency swaps	84	0	50	0
Foreign currency options	2	0	0	0
Credit default swaps	12	0	33	0
Total non-qualifying strategies	94	0	80	0
Total	$87	$62	$80	$37
(1)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

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

Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. We also use foreign currency swaps to economically convert certain of our dollar-denominated senior note and subordinated debenture principal and interest obligations into yen-denominated obligations.

Foreign currency forwards with short-term maturities are executed for the Aflac Japan segment in order to economically convert certain fixed-maturity dollar-denominated securities into yen. In these transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. The foreign currency forwards are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities.

Foreign currency options are executed in order to hedge certain portions of forecasted cash flows that are denominated in yen, i.e. primarily profit repatriation from Aflac Japan. We use a combination of options to protect expected future cash flows by simultaneously purchasing a call option (an option that limits exposure to increasing foreign exchange rates) and selling a put option (an option that limits exposure to decreasing foreign exchange rates). The combination of these two actions results in no net premium paid (i.e. a costless or zero-cost collar).

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards on certain fixed-maturity securities; and foreign currency options, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. As of March 31, 2013, there were 10 counterparties to our derivative agreements, with five comprising 83% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings.

	March 31, 2013		December 31, 2012
	Fair Value	Notional Amount	Fair Value	Notional Amount
(In millions)	of Swaps	of Swaps	of Swaps	of Swaps
Counterparties' credit rating:
AA	$(6)	$161	$(1)	$161
A	(207)	14,924	(588)	13,209
Total	$(213)	$15,085	$(589)	$13,370

Certain of our derivative agreements with some of our counterparties contain credit-related triggers. If our credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination of the derivative at the then fair market value of the derivative or demand immediate full collateralization for derivative instruments in net liability positions. None of our derivative instruments with credit-risk-related features were in a net liability position as of March 31, 2013.

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

March 31, 2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$124	$2	$0	$0	$0	$0	$124	$2
	BB or lower	0	0	0	0	106	(41)	107	(15)	213	(56)
Total		$0	$0	$124	$2	$106	$(41)	$107	$(15)	$337	$(54)

December 31, 2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(133)	$2	$0	$0	$0	$0	$(133)	$2
	BB or lower	0	0	0	0	(106)	(47)	(116)	(20)	(222)	(67)
Total		$0	$0	$(133)	$2	$(106)	$(47)	$(116)	$(20)	$(355)	$(65)
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
For assessing hedge effectiveness of cash flow hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the “Hypothetical Derivative Method.” For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings within derivative and other gains (losses). All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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
When hedge accounting is discontinued on a cash flow hedge or fair value hedge, the derivative is carried in the consolidated balance sheets at its estimated fair value, with changes in estimated fair value recognized in current period earnings. For discontinued cash flow hedges, including those where the derivative is sold, terminated or exercised, amounts previously deferred in other comprehensive income (loss) are reclassified into earnings when earnings are impacted by the cash flow of the hedged item.

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

	March 31, 2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$58	$0	$0	$0
Foreign currency swaps	75	7	7	0
Total cash flow hedges	133	7	7	0
Fair value hedges:
Foreign currency forwards	8,661	(253)	19	(272)
Total fair value hedges	8,661	(253)	19	(272)
Non-qualifying strategies:
Interest rate swaps	336	25	26	(1)
Foreign currency swaps	5,352	60	374	(314)
Foreign currency options	266	2	2	0
Credit default swaps	337	(54)	2	(56)
Total non-qualifying strategies	6,291	33	404	(371)
Total derivatives	$15,085	$(213)	$430	$(643)
Balance Sheet Location
Other assets	$4,831	$430	$430	$0
Other liabilities	10,254	(643)	0	(643)
Total derivatives	$15,085	$(213)	$430	$(643)

	December 31, 2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$64	$0	$0	$0
Foreign currency swaps	75	14	14	0
Total cash flow hedges	139	14	14	0
Fair value hedges:
Foreign currency forwards	6,944	(535)	0	(535)
Total fair value hedges	6,944	(535)	0	(535)
Non-qualifying strategies:
Interest rate swaps	355	29	32	(3)
Foreign currency swaps	5,577	(32)	297	(329)
Credit default swaps	355	(65)	2	(67)
Total non-qualifying strategies	6,287	(68)	331	(399)
Total derivatives	$13,370	$(589)	$345	$(934)
Balance Sheet Location
Other assets	$2,585	$345	$345	$0
Other liabilities	10,785	(934)	0	(934)
Total derivatives	$13,370	$(589)	$345	$(934)

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

We have an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 6). By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. The notional amount and terms of the swap match the principal amount and terms of the variable interest rate Samurai notes, and the swap had no value at inception. Changes in the fair value of the swap contract are recorded in other comprehensive income (loss) as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that ineffective portion would be reported in net earnings.
The following table presents the components of the gain or loss on derivatives that qualified as cash flow hedges.
Derivatives in Cash Flow Hedging Relationships

(In millions)	Derivative Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)	Derivative Gains (Losses) Recognized in Income (Ineffective Portion)
Three Months Ended March 31, 2013:
Foreign currency swaps	$(7)	$(1)
Total	$(7)	$(1)

Three Months Ended March 31, 2012:
Foreign currency swaps	$(12)	$0
Total	$(12)	$0

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges for the three-month periods ended March 31, 2013 and 2012. As of March 31, 2013, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.
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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Foreign Currency Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended March 31, 2013:(1)
Foreign currency forwards	Fixed-maturity securities	$(609)	$(5)	$(604)	$603	$(1)
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

Second, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges of the foreign currency exposure of our investment in Aflac Japan. We recognized a gain in other comprehensive income on our non-derivative hedging instruments of $69 million and $49 million for the three-month periods ended March 31, 2013, and 2012, respectively. Our net investment hedge was effective during the three-month periods ended March 31, 2013, and 2012. There was no gain or loss reclassified from accumulated other comprehensive income into earnings related to our net investment hedge during the three-month periods ended March 31, 2013 and 2012.
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
We have cross-currency interest rate swap agreements related to our $400 million of senior notes due February 2017 and $350 million of senior notes due February 2022 (see Note 6). The notional amounts and terms of the swaps match the principal amount and terms of the senior notes. By entering into these cross-currency swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.
We also have cross-currency interest rate swap agreements related to our $500 million subordinated debentures due September 2052 (see Note 6). The notional amounts of the swaps matches the principal amount of the subordinated debentures, but the swaps will mature in September 2017. By entering into these cross-currency swaps, we economically converted our $500 million liability into a 39.2 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen.

In order to hedge foreign exchange risk for certain expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2013, we entered into foreign exchange options as part of a foreign exchange collar strategy to establish a minimum U.S. dollar amount that will be received in exchange for 25 billion yen. See Note 11 for discussion of further hedging activity that occurred subsequent to March 31, 2013.

The following table presents the gain or loss recognized in income on non-qualifying strategies.
Non-qualifying Strategies
Derivative Gains (Losses) Recognized in Income

	Three Months Ended March 31,
(In millions)	2013	2012
Interest rate swaps	$(4)	$(3)
Foreign currency swaps	84	50
Foreign currency options	2	0
Credit default swaps	12	33
Total	$94	$80

Offsetting of Financial Instruments and Derivatives

The tables below summarize the balance sheet offsetting of financial instruments. Our financial instruments that are subject to balance sheet offsetting consist of derivatives (interest rate swaps, foreign currency swaps, foreign currency forwards, foreign currency options, and credit default swaps) and security lending transactions (see Note 3). In accordance with GAAP, our policy is to not offset financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets

	March 31, 2013
(In millions)	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Carrying Value of Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets:
Foreign currency swaps	$251	$0	$251
Foreign currency forwards	19	0	19
Foreign currency options	2	0	2
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	272	0	272
Securities lending and similar arrangements	202	(207)	(5)
Total	$474	$(207)	$267

	December 31, 2012
(In millions)	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Carrying Value of Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets:
Foreign currency swaps	$154	$0	$154
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	154	0	154
Securities lending and similar arrangements	6,122	(6,277)	(155)
Total	$6,276	$(6,277)	$(1)

Offsetting of Financial Liabilities and Derivative Liabilities

	March 31, 2013
(In millions)	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Carrying Value of Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Foreign currency forwards	$(272)	$0	$(272)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	$(272)	$0	$(272)

	December 31, 2012
(In millions)	Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Carrying Value of Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Foreign currency forwards	$(535)	$0	$(535)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	$(535)	$0	$(535)

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

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

	March 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$12,190	$704	$0	$12,894
Municipalities	0	1,161	0	1,161
Mortgage- and asset-backed securities	0	515	439	954
Public utilities	0	8,150	0	8,150
Sovereign and supranational	0	1,752	0	1,752
Banks/financial institutions	0	6,945	26	6,971
Other corporate	0	24,394	0	24,394
Total fixed maturities	12,190	43,621	465	56,276
Perpetual securities:
Banks/financial institutions	0	2,915	0	2,915
Other corporate	0	218	0	218
Total perpetual securities	0	3,133	0	3,133
Equity securities	15	5	4	24
Other assets:
Interest rate swaps	0	0	26	26
Foreign currency swaps	0	251	130	381
Foreign currency forwards	0	19	0	19
Foreign currency options	0	2	0	2
Credit default swaps	0	0	2	2
Total other assets	0	272	158	430
Cash and cash equivalents	2,596	0	0	2,596
Total assets	$14,801	$47,031	$627	$62,459
Liabilities:
Interest rate swaps	$0	$0	$1	$1
Foreign currency swaps	0	0	314	314
Foreign currency forwards	0	272	0	272
Credit default swaps	0	0	56	56
Total liabilities	$0	$272	$371	$643

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$12,265	$732	$0	$12,997
Municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities	0	693	338	1,031
Public utilities	0	8,077	420	8,497
Sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions	0	6,610	1,024	7,634
Other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions	0	3,735	215	3,950
Other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities	13	6	4	23
Other assets:
Interest rate swaps	0	0	32	32
Foreign currency swaps	0	154	157	311
Credit default swaps	0	0	2	2
Total other assets	0	154	191	345
Cash and cash equivalents	2,041	0	0	2,041
Total assets	$14,319	$46,049	$3,596	$63,964
Liabilities:
Interest rate swaps	$0	$0	$3	$3
Foreign currency swaps	0	0	329	329
Foreign currency forwards	0	535	0	535
Credit default swaps	0	0	67	67
Total liabilities	$0	$535	$399	$934

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$24,606	$26,760	$0	$0	$26,760
Municipalities	452	0	517	0	517
Mortgage and asset-backed securities	77	0	26	55	81
Public utilities	4,532	0	4,512	0	4,512
Sovereign and supranational	2,953	0	3,073	0	3,073
Banks/financial institutions	8,480	0	7,953	0	7,953
Other corporate	4,104	0	4,151	0	4,151
Total assets	$45,204	$26,760	$20,232	$55	$47,047
Liabilities:
Notes payable (excluding capital leases)	$4,276	$0	$0	$4,924	$4,924
Obligation to Japanese policyholder protection corporation	2	0	0	2	2
Total liabilities	$4,278	$0	$0	$4,926	$4,926

	December 31, 2012
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$32,043	$32,332	$0	$0	$32,332
Municipalities	492	0	520	0	520
Mortgage and asset-backed securities	90	0	30	64	94
Public utilities	4,924	0	5,051	0	5,051
Sovereign and supranational	3,209	0	3,317	0	3,317
Banks/financial institutions	9,211	0	8,991	0	8,991
Other corporate	4,457	0	4,536	0	4,536
Total assets	$54,426	$32,332	$22,445	$64	$54,841
Liabilities:
Notes payable (excluding capital leases)	$4,343	$0	$0	$4,992	$4,992
Obligation to Japanese policyholder protection corporation	23	0	0	23	23
Total liabilities	$4,366	$0	$0	$5,015	$5,015

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

Fixed maturities, perpetual securities, and equity securities

We determine the fair values of our fixed maturity securities, perpetual securities, and privately issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets) and non-binding price quotes we obtain from outside brokers.

Prior to March 31, 2013, we had used a discounted cash flow (DCF) pricing model to value certain of our privately issued securities. Our DCF pricing model incorporated an option adjusted spread and utilized various market inputs we obtained from both active and inactive markets. The estimated fair values developed by the DCF pricing model were most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads were derived from a widely used global bond index to create a credit matrix which took into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that were included in the bond index. The index provided a broad-based measure of the global fixed-income bond market. Beginning March 31, 2013, to reflect the impact of the persistent economic environment and the changing regulatory framework, we engaged a third party pricing vendor to develop valuation models to determine fair values of these securities. These models were also DCF models, but also use information from related markets, specifically the credit default swap (CDS) market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the bond by discounting those loss adjusted cash flows. In cases where a credit curve can not be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including: 1) the most appropriate comparable bond(s) of the issuer; 2) issuer-specific CDS spreads; 3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector; or 4) bond indices that are comparative in rating, industry, maturity and region.

The pricing data and market quotes we obtain from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Credit Subcommittee, or CSC. Based on the analysis provided to the CSC, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. With the implementation of the pricing change associated with private placements previously noted, we have performed verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value.

The fixed maturities classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. For Level 3 securities that are investment grade, we estimate the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs to be unobservable. For Level 3 investments that are below-investment-grade securities, we consider a variety of significant valuation inputs in the valuation process, including forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	March 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$12,190	$704	$0	$12,894
Total government and agencies	12,190	704	0	12,894
Municipalities:
Third party pricing vendor	0	1,161	0	1,161
Total municipalities	0	1,161	0	1,161
Mortgage- and asset-backed securities:
Third party pricing vendor	0	515	0	515
Broker/other	0	0	439	439
Total mortgage- and asset-backed securities	0	515	439	954
Public utilities:
Third party pricing vendor	0	8,125	0	8,125
Broker/other	0	25	0	25
Total public utilities	0	8,150	0	8,150
Sovereign and supranational:
Third party pricing vendor	0	1,420	0	1,420
Broker/other	0	332	0	332
Total sovereign and supranational	0	1,752	0	1,752
Banks/financial institutions:
Third party pricing vendor	0	6,945	0	6,945
Broker/other	0	0	26	26
Total banks/financial institutions	0	6,945	26	6,971
Other corporate:
Third party pricing vendor	0	24,256	0	24,256
Broker/other	0	138	0	138
Total other corporate	0	24,394	0	24,394
Total fixed maturities	12,190	43,621	465	56,276
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,915	0	2,915
Total banks/financial institutions	0	2,915	0	2,915
Other corporate:
Third party pricing vendor	0	218	0	218
Total other corporate	0	218	0	218
Total perpetual securities	0	3,133	0	3,133
Equity securities:
Third party pricing vendor	15	5	0	20
Broker/other	0	0	4	4
Total equity securities	15	5	4	24
Total securities available for sale	$12,205	$46,759	$469	$59,433

	March 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,760	$0	$0	$26,760
Total government and agencies	26,760	0	0	26,760
Municipalities:
Third party pricing vendor	0	517	0	517
Total municipalities	0	517	0	517
Mortgage- and asset-backed securities:
Third party pricing vendor	0	26	0	26
Broker/other	0	0	55	55
Total mortgage- and asset-backed securities	0	26	55	81
Public utilities:
Third party pricing vendor	0	4,512	0	4,512
Total public utilities	0	4,512	0	4,512
Sovereign and supranational:
Third party pricing vendor	0	3,073	0	3,073
Total sovereign and supranational	0	3,073	0	3,073
Banks/financial institutions:
Third party pricing vendor	0	7,953	0	7,953
Total banks/financial institutions	0	7,953	0	7,953
Other corporate:
Third party pricing vendor	0	4,151	0	4,151
Total other corporate	0	4,151	0	4,151
Total securities held to maturity	$26,760	$20,232	$55	$47,047

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$12,265	$685	$0	$12,950
DCF pricing model	0	47	0	47
Total government and agencies	12,265	732	0	12,997
Municipalities:
Third party pricing vendor	0	1,177	0	1,177
DCF pricing model	0	18	0	18
Total municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities:
Third party pricing vendor	0	682	0	682
DCF pricing model	0	11	0	11
Broker/other	0	0	338	338
Total mortgage- and asset-backed securities	0	693	338	1,031
Public utilities:
Third party pricing vendor	0	5,144	0	5,144
DCF pricing model	0	2,908	420	3,328
Broker/other	0	25	0	25
Total public utilities	0	8,077	420	8,497
Sovereign and supranational:
Third party pricing vendor	0	540	0	540
DCF pricing model	0	619	418	1,037
Broker/other	0	495	0	495
Total sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions:
Third party pricing vendor	0	4,257	0	4,257
DCF pricing model	0	2,136	444	2,580
Broker/other	0	217	580	797
Total banks/financial institutions	0	6,610	1,024	7,634
Other corporate:
Third party pricing vendor	0	18,093	0	18,093
DCF pricing model	0	4,747	575	5,322
Broker/other	0	1	411	412
Total other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	283	0	283
DCF pricing model	0	3,452	215	3,667
Total banks/financial institutions	0	3,735	215	3,950

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other corporate:
DCF pricing model	0	352	0	352
Total other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities:
Third party pricing vendor	13	0	0	13
DCF pricing model	0	6	0	6
Broker/other	0	0	4	4
Total equity securities	13	6	4	23
Total securities available for sale	$12,278	$45,895	$3,405	$61,578

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$32,332	$0	$0	$32,332
Total government and agencies	32,332	0	0	32,332
Municipalities:
Third party pricing vendor	0	464	0	464
DCF pricing model	0	56	0	56
Total municipalities	0	520	0	520
Mortgage- and asset-backed securities:
Third party pricing vendor	0	30	0	30
Broker/other	0	0	64	64
Total mortgage- and asset-backed securities	0	30	64	94
Public utilities:
Third party pricing vendor	0	58	0	58
DCF pricing model	0	4,993	0	4,993
Total public utilities	0	5,051	0	5,051
Sovereign and supranational:
Third party pricing vendor	0	370	0	370
DCF pricing model	0	2,947	0	2,947
Total sovereign and supranational	0	3,317	0	3,317
Banks/financial institutions:
Third party pricing vendor	0	254	0	254
DCF pricing model	0	8,737	0	8,737
Total banks/financial institutions	0	8,991	0	8,991
Other corporate:
Third party pricing vendor	0	122	0	122
DCF pricing model	0	4,414	0	4,414
Total other corporate	0	4,536	0	4,536
Total securities held to maturity	$32,332	$22,445	$64	$54,841

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

The fair values of the foreign currency forwards associated with certain fixed-maturity securities, the foreign currency options, the foreign currency swaps associated with our senior notes and subordinated debentures, and the interest rate swap associated with our yen-denominated notes are based on the amounts we would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended March 31, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(4)	(5)	11	2
Unrealized gains (losses) included in other comprehensive income (loss)	(21)	(20)	0	(1)	0	0	0	0	(7)	0	(49)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	0	0	0	(400)
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3(2)	125	0	0	0	0	0	0	0	0	0	125
Transfers out of Level 3(3)	0	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,616)
Balance, end of period	$439	$0	$0	$26	$0	$0	$4	$25	$(184)	$(54)	$256
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(4)	$(5)	$11	$2
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to a valuation method that uses observable market data as significant inputs to estimate fair value

Three Months Ended March 31, 2012
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$394	$422	$434	$1,074	$1,105	$526	$4	$30	$(56)	$(130)	$3,803
Realized investment gains (losses) included in earnings	0	0	0	0	2	49	0	(2)	13	33	95
Unrealized gains (losses) included in other comprehensive income (loss)	(23)	(13)	(16)	23	(38)	6	0	0	(12)	0	(73)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(34)	(256)	0	0	0	0	(290)
Settlements	(4)	0	0	0	0	0	0	0	(24)	0	(28)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$367	$409	$418	$1,097	$1,035	$325	$4	$28	$(79)	$(97)	$3,507
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(2)	$13	$33	$44
(1) Derivative assets and liabilities are presented net

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. The most significant transfer out of Level 3 into Level 2 during the three-month period ended March 31, 2013 related to our callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Under our previous valuation approach, we used historical foreign exchange volatility as an input for valuing these investments. Given the importance of this input to the overall valuation of these RDCs and the determination of this input to be unobservable, we made the decision at December 31, 2011 to move these holdings to Level 3 of the fair value hierarchy. During the first quarter of 2013, we implemented a new valuation methodology for these securities that relies on comparable bonds in the market, the observable forward foreign exchange curve and other market inputs. Given that the significant inputs to the valuation of these items are now based on observable data, effective March 31, 2013, we have transferred these bonds from Level 3 to Level 2 of the fair value hierarchy.

In addition to the callable RDCs, we transferred certain other corporate securities from Level 3 to Level 2 in the first quarter of 2013. Prices for these securities were previously obtained from brokers and/or arrangers with minimal transparency around how the valuation was determined. Similar to the RDCs, these securities are now valued using the same methodology described above for our other privately issued securities.

There were no transfers between Level 1 and 2 for the three-month periods ended March 31, 2013 and 2012.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$439	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(e)
Equity securities	4	Net asset value	Offered quotes	$1-$868 ($8)
Other assets:
Interest rate swaps	26	Discounted cash flow	Base correlation	45% - 56% (50%)	(a)
			CDS spreads	91 - 143 (120) bps
			Recovery rate	37.00%
Foreign currency swaps	35	Discounted cash flow	Interest rates (USD)	2.01% - 3.02%	(b)
			Interest rates (JPY)	.69% - 1.84%	(c)
			CDS spreads	22 - 129 bps
			Foreign exchange rates	21.10%	(d)
	5	Discounted cash flow	Interest rates (USD)	2.01% - 3.02%	(b)
			Interest rates (JPY)	.69% - 1.84%	(c)
			CDS spreads	15 - 125 bps
	90	Discounted cash flow	Interest rates (USD)	2.01% - 3.02%	(b)
			Interest rates (JPY)	.69% - 1.84%	(c)
			Foreign exchange rates	21.10%	(d)
Credit default swaps	2	Discounted cash flow	Base correlation	45% - 56% (50%)	(a)
			CDS spreads	91 - 143 (120) bps
			Recovery rate	37.00%
Total assets	$627
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

March 31, 2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$1	Discounted cash flow	Base correlation	45% - 56% (50%)	(a)
			CDS spreads	91 - 143 (120) bps
			Recovery rate	37.00%
Foreign currency swaps	114	Discounted cash flow	Interest rates (USD)	2.01% - 3.02%	(b)
			Interest rates (JPY)	.69% - 1.84%	(c)
			CDS spreads	35 - 157 bps
			Foreign exchange rates	21.10%	(d)
	46	Discounted cash flow	Interest rates (USD)	2.01% - 3.02%	(b)
			Interest rates (JPY)	.69% - 1.84%	(c)
			CDS spreads	19 - 204 bps
	154	Discounted cash flow	Interest rates (USD)	2.01% - 3.02%	(b)
			Interest rates (JPY)	.69% - 1.84%	(c)
			Foreign exchange rates	21.10%	(d)
Credit default swaps	56	Discounted cash flow	Base correlations	45% - 56% (50%)	(a)
			CDS spreads	91 - 143 (120) bps
			Recovery rate	37.00%
Total liabilities	$371
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

Annualized Historical Foreign Exchange Volatility

We own a portfolio of callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Our use of historical foreign exchange volatility as an input for valuing these investments could result in a significant increase or decrease in fair value measurement, given the importance of this input to the overall valuation. Prior to March 31, 2013, historical volatility was an unobservable input in the determination of fair value of public utilities, sovereign and supranational, certain banks/financial institutions, and certain other corporate investments. As of March 31, 2013, we are no longer using this input in the valuation of these securities due to a change in valuation methodology as discussed previously.

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

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

6.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	March 31, 2013		December 31, 2012
8.50% senior notes due May 2019	$850		$850
6.45% senior notes due August 2040	448	(1)	448	(1)
6.90% senior notes due December 2039	396	(1)	396	(1)
3.45% senior notes due August 2015	300		300
2.65% senior notes due February 2017	656	(2)	657	(2)
4.00% senior notes due February 2022	349	(1)	349	(1)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	85		92
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	305		331
1.84% notes due July 2016 (principal amount 15.8 billion yen)	168		182
Variable interest rate notes due July 2014 (1.32% in 2013 and 1.34% in 2012, principal amount 5.5 billion yen)	59		64
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	107		116
3.00% loan due August 2015 (principal amount 5 billion yen)	53		58
Capitalized lease obligations payable through 2022	7		9
Total notes payable	$4,283		$4,352
(1) Principal amount net of an underwriting discount that is being amortized over the life of the notes
(2) Principal amount plus an issuance premium that is being amortized over the life of the notes

On March 29, 2013, we terminated our senior unsecured revolving credit facility that was due to expire in June 2013, and the Parent Company and Aflac entered into a 5-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of March 31, 2013, no borrowings were outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at March 31, 2013. No events of default or defaults occurred during the three-month period ended March 31, 2013.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

7.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2013	2012
Common stock - issued:
Balance, beginning of period	665,239	663,639
Exercise of stock options and issuance of restricted shares	539	798
Balance, end of period	665,778	664,437
Treasury stock:
Balance, beginning of period	197,453	197,329
Purchases of treasury stock:
Open market	2,979	0
Other	124	199
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(364)	(381)
Exercise of stock options	(294)	(39)
Other	(145)	(134)
Balance, end of period	199,753	196,974
Shares outstanding, end of period	466,025	467,463

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

	Three Months Ended March 31,
(In thousands)	2013	2012
Anti-dilutive share-based awards	3,623	5,457

Share Repurchase Program

During the first three months of 2013, we repurchased 3.0 million shares of our common stock in the open market. We did not repurchase any shares of our common stock in the open market in the first three months of 2012. As of March 31, 2013, a remaining balance of 19.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

Reclassifications from Accumulated Other Comprehensive Income

The following table is a reconciliation of accumulated other comprehensive income by component for the three-month period ended March 31.

Changes in Accumulated Other Comprehensive Income(1)

	2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(467)	(554)	(5)	0	(1,026)
Amounts reclassified from accumulated other comprehensive income	(7)	(35)	1	3	(38)
Net current-period other comprehensive income	(474)	(589)	(4)	3	(1,064)
Balance, end of period	$(141)	$1,981	$(9)	$(180)	$1,651
(1)All amounts are net of tax. Amounts in parentheses indicate debits.

The table below summarizes the amounts reclassified from each component of accumulated other comprehensive income based on source for the three-month period ended March 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$10	Sales and redemptions
	(3)	Tax (expense) or benefit(2)
	$7	Net of tax
Unrealized gains (losses) on available-for-sale securities	$109	Sales and redemptions
	(55)	Other-than-temporary impairment losses realized
	54	Total before tax
	(19)	Tax (expense) or benefit(2)
	$35	Net of tax
Gains (losses) on cash flow hedges:
Foreign currency swaps	$(1)	Derivative and other gains (losses)
	0	Tax (expense) or benefit(2)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(3)
	2	Tax (expense) or benefit(2)
	$(3)	Net of tax
Total reclassifications for the period	$38	Net of tax
(1)Amounts in parentheses indicate debits.
(2) Based on 35% tax rate
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 9 for additional details).

8.  SHARE-BASED COMPENSATION

As of March 31, 2013, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2013, approximately 13 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2013.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	12,829	4.8	$103	$45.43
Exercisable	10,826	4.0	96	44.54

We received cash from the exercise of stock options in the amount of $15 million during the first quarter of 2013, compared with $6 million in the first quarter of 2012. The tax benefit realized as a result of stock option exercises and restricted stock releases was $9 million in the first quarter of 2013, compared with $13 million in the first quarter of 2012.

As of March 31, 2013, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $51 million, of which $23 million (740 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 11 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2012.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$4	$4	$5	$6	$2	$1
Interest cost	2	3	7	7	1	1
Expected return on plan assets	(1)	(1)	(4)	(4)	0	0
Amortization of net actuarial loss	1	1	4	2	0	0
Net periodic (benefit) cost	$6	$7	$12	$11	$3	$2

During the three months ended March 31, 2013, Aflac Japan contributed approximately $5 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2013) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

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

11.   SUBSEQUENT EVENTS

In April 2013, the Company sold and entered into an agreement to sell the below-investment grade investments in CSAV (Tollo Shipping Co. S.A.) and Bankia SA (Bancaja Emisiones SA Unipersonal), respectively. CSAV and Bankia SA had amortized costs of $107 million and $59 million at March 31, 2013, respectively. Both of these securities had been previously impaired. The Company will recognize total gains of $64 million on the sale of these securities.

Subsequent to March 2013, the Company entered into additional foreign currency options and forwards to hedge foreign exchange risk for a portion of expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2013. These derivatives mitigate the Company's exposure to further weakening of the yen relative to the U.S. dollar by establishing minimum levels of U.S. dollars that will be received upon the currency exchange. With these additional contracts, the cumulative total of expected profit repatriation covered under hedge contracts is 50 billion yen.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2013 and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2012. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Reflecting the weaker yen/dollar exchange rate, revenues were relatively unchanged at $6.2 billion in the first quarter of 2013, compared with a year ago. Net earnings were $892 million, or $1.90 per diluted share, compared with $785 million, or $1.68 per diluted share, in the first quarter of 2012.
Results in the first quarter of 2013 included pretax net realized investment gains of $156 million ($102 million after-tax), compared with net realized investment losses of $45 million ($29 million after-tax) in the first quarter of 2012. Net investment gains in the first quarter of 2013 included $55 million ($35 million after-tax) of other-than-temporary impairment losses; $119 million of net gains ($77 million after-tax) from the sale or redemption of securities; and $92 million of net gains ($60 million after-tax) from valuing derivatives. Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $2.0 billion at March 31, 2013, compared with a net unrealized gain of $2.6 billion at December 31, 2012.
In March 2013, the Parent Company and Aflac entered into a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of 50 billion yen or the equivalent of Japanese yen in U.S. dollars. For further information regarding this transaction, see Note 6 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first quarter of 2013, we repurchased 3.0 million shares of our common stock in the open market.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 95% of our assets and 76% of our liabilities are reported as of March 31, 2013, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

As of March 31, 2013, we engaged a third party pricing vendor to value privately issued securities within our investment portfolio which were previously being valued using our discounted cash flow pricing model at December 31, 2012. For further discussion regarding this change in pricing methodology, see Note 5 of the Notes to the Consolidated Financial Statements.
Other than the change in valuation methodology for certain investments as discussed above, there have been no other changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2013. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2012.
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

Aflac defines operating earnings (a non-GAAP financial measure) as the profits derived from operations before realized investment gains and losses (securities transactions, impairments, and derivative and hedging activities) as well as nonrecurring items. Aflac's derivative activities include: foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated; foreign currency swaps associated with our senior notes and subordinated debentures; foreign currency forwards used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency options used to hedge certain portions of forecasted cash flows denominated in yen. Nonrecurring items are infrequent activities that are not directly associated with the Company's insurance operations.

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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.
Reconciliation of Operating Earnings to Net Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2013	2012	2013	2012
Operating earnings	$790	$814	$1.69	$1.74
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	42	(81)	.08	(.17)
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(3)	0	(.01)	.00
Other derivative and hedging activities	63	52.14		.11
Net earnings	$892	$785	$1.90	$1.68

Realized Investment Gains and Losses
Our investment strategy is to invest primarily in fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.
Securities Transactions and Impairments
During the three-month period ended March 31, 2013, we realized pretax investment gains, net of losses, of $119 million ($77 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $55 million ($35 million after-tax) as a result of the recognition of other-than-temporary impairment losses.
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
See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2013		2012
Perpetual securities	$0		$140
Corporate bonds	38		63
Sovereign and supranational	16		0
Equity securities	1		0
Total other-than-temporary impairment losses realized	$55	(1)	$203	(1)
(1) Includes $0 and $28 for the three-month periods ended March 31, 2013 and 2012, respectively, for credit-related impairments; $54 and $175 for the three-month periods ended March 31, 2013 and 2012, respectively, from change in intent to sell securities; and $1 for the three-month period ended March 31, 2013 for impairments due to severity and duration of decline in fair value

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency, interest rate and credit default swaps in VIEs that are consolidated; foreign currency forwards on certain fixed-maturity securities; foreign currency options that hedge certain portions of forecasted cash flows denominated in yen; cross-currency interest rate swaps associated with our senior notes due February 2017 and February 2022 and subordinated debentures due September 2052; and an interest rate swap associated with our variable interest rate yen-denominated debt. During the three-month period ended March 31, 2013, we realized pretax investment gains, net of losses, of $92 million ($60 million after-tax), compared with pretax investment gains, net of losses, of $80 million ($52 million after-tax) for the same period in 2012, as a result of valuing these derivatives. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the three-month period ended March 31, 2013, compared with 34.7% for the same period in 2012.
Earnings Guidance
Certain items that cannot be predicted or that are outside of management's control may have a significant impact on net earnings. Therefore, in comparing period-over-period results, we also analyze operating earnings (a non-GAAP financial measure) which excludes realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items from net earnings. We also assume no impact from foreign currency translation on the Aflac Japan segment and the Parent Company’s yen-denominated interest expense for a given period in relation to the prior period.
Our objective for 2013 is to increase operating earnings per diluted share by 4% to 7% over 2012, excluding the effect of foreign currency translation. This range reflects the impact of investing significant cash flows at historically low interest rates. We believe that 2013 earnings comparisons to 2012 will be more difficult because earnings in 2012 were significantly better than we originally anticipated. If we achieve our objective for 2013, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2013 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2012			Yen Impact
79.81(2)	$6.86 - 7.06	3.9	-	7.0%	$.00
85	6.60 - 6.80	0.0	-	3.0	(.26)
90	6.37 - 6.57	(3.5)	-	(.5)	(.49)
95	6.17 - 6.37	(6.5)	-	(3.5)	(.69)
100	5.99 - 6.19	(9.2)	-	(6.2)	(.87)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items in 2013 and 2012
(2)Actual 2012 weighted-average exchange rate

Assuming we achieve our earnings objective and the yen averages 95 to 100 to the dollar for 2013, we would expect to report operating earnings of $5.99 to $6.37 per diluted share for the full year. Additionally, for the second quarter of 2013, using the same currency assumptions, we expect operating earnings will be in the range of $1.41 to $1.56 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2013	2012
Premium income	$3,905	$4,148
Net investment income:
Yen-denominated investment income	402	473
Dollar-denominated investment income	272	257
Net investment income	674	730
Other income (loss)	26	16
Total operating revenues	4,605	4,894
Benefits and claims	2,831	2,967
Operating expenses:
Amortization of deferred policy acquisition costs	163	178
Insurance commissions	247	294
Insurance and other expenses	375	415
Total operating expenses	785	887
Total benefits and expenses	3,616	3,854
Pretax operating earnings(1)	$989	$1,040
Weighted-average yen/dollar exchange rate	92.59	79.59

	In Dollars		In Yen
Percentage change over previous period:	2013	2012	2013	2012
Premium income	(5.9)%	12.0%	9.8%	7.8%
Net investment income	(7.6)	12.5	7.3	8.7
Total operating revenues	(5.9)	12.0	9.7	7.8
Pretax operating earnings(1)	(4.8)	6.8	10.7	3.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 10.1% to 1.52 trillion yen as of March 31, 2013, compared with 1.38 trillion yen as of March 31, 2012. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $16.2 billion at March 31, 2013, compared with $16.8 billion a year ago.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 40% of Aflac Japan’s investment income in the first three months of 2013, compared with 35% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 37% of Aflac Japan’s investment income during the first three months of 2013, compared with 36% a year ago.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	Three Months		Three Months
	2013	2012	2013	2012
Net investment income	7.3%	8.7%	1.2%	9.8%
Total operating revenues	9.7	7.8	8.4	7.9
Pretax operating earnings(1)	10.7	3.2	5.4	3.4
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2013	2012
Benefits and claims	61.4%	60.6%
Operating expenses:
Amortization of deferred policy acquisition costs	3.6	3.6
Insurance commissions	5.4	6.0
Insurance and other expenses	8.1	8.5
Total operating expenses	17.1	18.1
Pretax operating earnings(1)	21.5	21.3
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
In the past several years, the ratio of benefits and claims to total revenues (benefit ratio) for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, over the last several years, the rate of decline in Aflac Japan's benefit ratio has moderated, due primarily to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our health products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves. In the three-month period ended March 31, 2013, the benefit ratio increased and the operating expense ratio decreased, resulting in a slightly higher pretax operating profit margin, compared with the same respective period in 2012, primarily due to the change in business mix discussed above. For the full year of 2013, we expect this trend to continue.
Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2013	2012	2013	2012
New annualized premium sales	$578	$659	53.8	52.4
Increase (decrease) over prior year	(12.2)%	59.3%	2.6%	53.8%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2013	2012
Medical	15.5%	17.1%
Cancer	11.7	13.0
Ordinary life:
Child endowment	14.8	13.7
WAYS	42.3	44.2
Other ordinary life	11.7	7.8
Other	4.0	4.2
Total	100.0%	100.0%
The bank channel generated new annualized premium sales of 21.1 billion yen in the first quarter of 2013, a decrease of 13.2% over the first quarter of 2012. Bank channel sales accounted for 39.2% of new annualized premium sales for Aflac Japan in the first quarter of 2013, compared with 46.3% during the same period a year ago. WAYS, a unique hybrid whole-life product that we first launched in 2006 and introduced to the bank channel in 2009, has been a significant contributor to bank sales growth. The average premium for WAYS sold through the bank channel, the primary distribution outlet for this product, is about ten times the average premium for cancer and medical products, making it a strong contributor to revenue growth. The WAYS profit margin is lower than our traditional health insurance products, however the profit margin is significantly enhanced when policyholders elect to pay premiums upfront using the discounted advance premium option. More than 90% of customers at banks choose this payment option. Sales of WAYS of 22.7 billion yen during the first quarter of 2013, a decrease of 1.9% over the first quarter of 2012, represented 42.3% of total Aflac Japan sales for the first quarter of 2013.
Despite the decrease in sales of WAYS, ordinary life sales increased 7.3% for the first quarter of 2013, compared with the first quarter of 2012. We repriced first sector products in April 2013, reflecting Japan’s Financial Services Agency's (FSA) reduction in the Japan Standard Interest Rate, which is used to determine FSA-based policy reserves. The ordinary life sales increase in the first quarter of 2013 was primarily driven by consumers who wanted to make insurance purchases of first sector products ahead of the rate increase in April 2013.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our cancer and medical products. Sales of cancer and medical products combined decreased 7.1% during the first quarter of 2013, compared with the same period in 2012. We anticipate focusing more on the development of our cancer and medical products now that the first sector re-rating, as discussed above, has been completed. With continued cost pressure on Japan’s health care system, we expect the need for medical products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At March 31, 2013, we had agreements to sell our products at 373 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions, among other services. We believe our long-standing and strong relationships within the Japanese banking sector have proven to be advantageous to us in this channel. Our partnership with banks provides us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. Our access through the bank channel gives us the opportunity to cross-sell our medical and cancer policies along with WAYS and child endowment policies.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 59.7% of total new annualized premium sales for Aflac Japan in the first quarter of 2013. During the three-month period ended March 31, 2013, we recruited more than 360 new sales agencies. At March 31, 2013, Aflac Japan was represented by approximately 17,900 sales agencies and more than 125,300 licensed sales associates employed by those agencies.
We continue to believe that there is a strong need for our products in Japan. Our strong sales results in 2012 and the premium rate increases for life insurance products will create difficult comparisons in 2013. However, we still expect Aflac Japan sales of third sector cancer and medical products to be flat to up 5% in 2013.

Japanese Economy

The Bank of Japan's April 2013 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy has stopped weakening and has shown some signs of improving. Public investment has continued to increase and housing investment has generally been increasing. Private consumption has also been increasingly resilient, assisted by the improvement in consumer sentiment. The report projected that Japan's economy is expected to return to a moderate recovery path, assuming that domestic demand remains resilient partly due to the effects of various economic measures and growth rates of overseas economies gradually increase. Exports are expected to increase primarily because growth rates of overseas economies are expected to gradually increase. As for domestic demand, public investment is expected to continue trending upward supported by the effects of various economic measures, and housing investment, private consumption, and industrial production are expected to generally increase. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2012.
Japanese Regulatory Environment
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
Aflac Japan Investments
The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has historically invested primarily in Japanese Government Bonds (JGBs) and privately issued securities. Privately issued securities generally have higher yields than those available on JGBs and other publicly traded debt instruments. All of the privately issued securities we purchase were rated investment grade at the time of purchase. These securities were generally issued with documentation consistent with standard medium-term note programs. In addition, many of these investments have protective covenants appropriate to the specific issuer, industry and country. These covenants often require the issuer to adhere to specific financial ratios and give priority to repayment of our investment under certain circumstances.
In order to address our challenge of investing in Japan's low-interest-rate environment and reduce the amounts of privately issued securities in our overall portfolio, in the third quarter of 2012, we began investing in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and entered into foreign currency forwards to economically convert these dollar-denominated investments into yen-denominated investments.
The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2013(1)	2012
New money yield	3.03%	2.03%
Return on average invested assets, net of investment expenses	2.84	3.18
Portfolio yield, including dollar-denominated investments, end of period	3.01	3.18
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-
traded corporate bonds.

See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2013	2012
Premium income	$1,280	$1,231
Net investment income	157	152
Other income	1	2
Total operating revenues	1,438	1,385
Benefits and claims	691	678
Operating expenses:
Amortization of deferred policy acquisition costs	120	110
Insurance commissions	144	140
Insurance and other expenses	202	186
Total operating expenses	466	436
Total benefits and expenses	1,157	1,114
Pretax operating earnings(1)	$281	$271
Percentage change over previous year:
Premium income	4.0%	5.2%
Net investment income	3.4	5.5
Total operating revenues	3.9	5.2
Pretax operating earnings(1)	3.6	8.1
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 3.6% to $5.4 billion as of March 31, 2013, compared with $5.2 billion as of March 31, 2012.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2013	2012
Benefits and claims	48.0%	49.0%
Operating expenses:
Amortization of deferred policy acquisition costs	8.3	7.9
Insurance commissions	10.0	10.1
Insurance and other expenses	14.2	13.4
Total operating expenses	32.5	31.4
Pretax operating earnings(1)	19.5	19.6
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
The benefit ratio decreased and the expense ratio increased in the first quarter of 2013, compared with the same period in 2012. For the remainder of 2013, we expect the benefit and expense ratios and pretax operating profit margin to be similar to those experienced in 2012.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2013	2012
New annualized premium sales	$332	$351
Increase (decrease) over prior year	(5.2)%	4.5%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2013	2012
Income-loss protection:
Short-term disability	21.3%	20.0%
Life	5.4	5.9
Asset-loss protection:
Accident	27.2	29.4
Critical care(1)	20.8	23.7
Supplemental medical:
Hospital indemnity	16.0	14.7
Dental/vision	6.4	6.3
Other	2.9	0.0
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, decreased 12.2%, short-term disability sales increased .8%, critical care insurance sales (including cancer insurance) decreased 16.5%, and hospital indemnity insurance sales increased 3.1% in the first quarter of 2013, compared with the same period in 2012.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. As of March 31, 2013, our distribution network was made up of more than 75,900 licensed sales associates and brokers. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market. In the first quarter of 2013, we continued to develop our national insurance broker initiative that specifically targets the large national brokers and enrollment firms in the U.S. We developed sales and marketing strategies that brokers can use to complement and enhance the marketing methods they use to sell to their customers. This initiative is not only beneficial to our broker channel, but it also helps our traditional sales channels because each distribution avenue received focus and attention, opening up the doors for future growth potential.
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
Although we remain somewhat cautious in the short-term sales outlook for Aflac U.S. due to the relatively weak economic environment, our longer-term view has not changed. We believe the need for the products we sell remains strong, and the United States provides a vast and accessible market for our products. For 2013, our objective is still for Aflac U.S. new annualized premium sales through our traditional and broker channels to be in the range of flat to up 5%.
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

Small employers are still guarded with respect to their business outlook, and employees have been reluctant to make changes in their benefits in advance of health care reform implementation. Although we believe that the weakened U.S. economy has dampened our sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers' underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.
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
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process the Council will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. Although Aflac is a nonbank financial company predominantly engaged in financial activities under Title I of the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.
Aflac U.S. Investments
The level of investment income is affected by available cash flow from operations, profit repatriation from Aflac Japan, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. has invested primarily in investment grade corporate bonds.
The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2013	2012
New money yield	3.69%	4.70%
Return on average invested assets, net of investment expenses	5.86	6.48
Portfolio yield, end of period	6.19	6.61
The decrease in the U.S. new money yield for the three-month period ended March 31, 2013 reflects a low level of interest rates and tightening credit spreads. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2013, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2012.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	94.05		86.58
Investments and cash	$107,400	$(6,438)	$113,838
Deferred policy acquisition costs	9,210	(548)	9,758
Total assets	120,538	(7,185)	127,723
Policy liabilities	92,951	(7,271)	100,222
Total liabilities	105,003	(7,808)	112,811
(1)The exchange rate at March 31, 2013, was 94.05 yen to one dollar, or 7.9% weaker than the December 31, 2012, exchange rate of 86.58.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2013	December 31, 2012	March 31, 2013		December 31, 2012
Securities available for sale, at fair value:
Fixed maturities	$44,479	$45,472	$11,630	(1)	$11,625	(1)
Perpetual securities	2,957	4,127	176		175
Equity securities	24	23	0		0
Total available for sale	47,460	49,622	11,806		11,800
Securities held to maturity, at amortized cost:
Fixed maturities	45,204	54,426	0		0
Total held to maturity	45,204	54,426	0		0
Total investment securities	$92,664	$104,048	$11,806		$11,800
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $167 in 2013 and $156 in
2012.
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
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2013, we entered into foreign exchange options in the first quarter of 2013 as part of a foreign exchange collar strategy on 25 billion yen. Subsequent to March 2013, the Company entered into additional foreign currency options and forwards to mitigate the Company's exposure to further weakening of the yen relative to the U.S. dollar by establishing minimum levels of U.S. dollars that will be received upon the currency exchange. With these additional contracts, the cumulative total of expected profit repatriation covered under hedge contracts is 50 billion yen.
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, we then enter into a foreign currency forward contract to hedge the currency risk on the fair value of the U.S. dollar securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. These coupons are then available for reinvestment through the U.S. dollar program. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The dollar coupons received in this RDC program are converted to yen and are available for reinvestment in yen. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to prudent standards of credit quality. The yen/dollar exchange rate would have to strengthen to approximately 37 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
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

(In millions)	March 31, 2013			December 31, 2012
Yen/dollar exchange rates	79.05	94.05(1)	109.05	71.58	86.58(1)	101.58
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$27,427	$23,053	$19,882	$30,649	$25,339	$21,597
Fixed maturities - consolidated variable interest entities(3)	2,776	2,333	2,012	3,272	2,705	2,306
Perpetual securities	2,948	2,477	2,137	4,270	3,530	3,009
Perpetual securities - consolidated variable interest entities(3)	439	369	318	592	489	417
Equity securities	23	20	16	21	18	15
Securities held to maturity:
Fixed maturities	53,465	44,938	38,757	65,481	54,137	46,143
Fixed maturities - consolidated variable interest entities(3)	316	266	229	349	289	246
Cash and cash equivalents	1,203	1,011	872	463	383	326
Derivatives	88	74	64	248	205	175
Other financial instruments	175	146	127	186	153	131
Subtotal	88,860	74,687	64,414	105,531	87,248	74,365
Liabilities:
Notes payable	932	784	676	1,030	852	726
Japanese policyholder protection corporation	3	2	2	28	23	20
Derivatives	529	445	384	864	715	609
Subtotal	1,464	1,231	1,062	1,922	1,590	1,355
Net yen-denominated financial instruments	87,396	73,456	63,352	103,609	85,658	73,010
Other yen-denominated assets	10,221	8,592	7,411	10,189	8,423	7,179
Other yen-denominated liabilities	106,220	89,279	76,999	119,778	99,026	84,403
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(8,603)	$(7,231)	$(6,236)	$(5,980)	$(4,945)	$(4,214)
(1) Actual period-end exchange rate
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
We also have cross-currency interest rate swap agreements related to our $500 million subordinated debentures due September 2052. The notional amounts of the swaps matches the principal amount of the subordinated debentures, but the swaps will mature in September 2017. We entered into these cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the subordinated debentures we issued into yen-denominated obligations and to reduce interest expense. By entering into these cross-currency interest rate swaps, we economically converted our $500 million liability into a 39.2 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen. Any strengthening of the yen to the U.S. dollar will have an adverse effect on the valuation of these cross-currency swaps.
Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at March 31, 2013, and December 31, 2012, would be as follows:

(In millions)	March 31, 2013	December 31, 2012
Effect on yen-denominated debt and perpetual securities	$(9,924)	$(10,559)
Effect on dollar-denominated debt and perpetual securities	(3,037)	(2,909)
Effect on total debt and perpetual securities	$(12,961)	$(13,468)
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
We entered into an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. This agreement effectively converted the variable interest rate notes to fixed rate notes to eliminate the volatility in our interest expense. We also have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. For further information, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 8 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2012.

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
The ratings of our securities referenced in the two tables below are based on the ratings designations provided by major NRSROs (Moody's, S&P and Fitch) or, if not rated, are determined based on the ratings assigned by the SVO of the NAIC and/or our internal analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated, see "Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012	Three Months Ended March 31, 2012
AAA	.2%	.5%	.6%
AA	46.6	72.1	85.4
A	25.3	10.3	7.9
BBB	25.6	15.9	5.5
BB or lower	2.3	1.2	.6
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of A and BBB rated securities in 2013 was related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities in 2013 and 2012 were due to a limited program that was initiated in 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.6%	1.5%	1.6%
AA	42.7	44.1	46.2	45.6
A	25.1	25.5	22.8	23.7
BBB	26.1	24.6	24.8	24.6
BB or lower	4.6	4.2	4.7	4.5
Total	100.0%	100.0%	100.0%	100.0%
As of March 31, 2013, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at March 31, 2013, and December 31, 2012. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	March 31, 2013		December 31, 2012
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$93,666	92.2%	$102,978	91.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,699	3.6	3,985	3.6
Tier I(1)	148	.1	405	.3
Surplus notes	334	.3	335	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.1	51	.0
Total fixed maturities	4,317	4.2	4,861	4.3
Perpetual securities (economic maturity date):
Upper Tier II	2,340	2.3	2,825	2.5
Tier I	1,008	1.0	1,079	1.0
Other subordinated - non-banks	285	.3	309	.3
Total perpetual securities	3,633	3.6	4,213	3.8
Total debt and perpetual securities	$101,616	100.0%	$112,052	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations
After Japanese government bonds (JGBs), our second largest investment concentration as of March 31, 2013, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at March 31, 2013, based on amortized cost, was: Europe, excluding the United Kingdom (30%); United States (27%); Australia (8%); Japan (7%); United Kingdom (7%); and other (21%).
Our 20 largest global investment exposures as of March 31, 2013, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$36,114	35.54%	Senior	Aa3	AA-	A+
Israel Electric Corporation Limited	688.68	Senior	Baa3	BB+	—
Republic of South Africa	647.64	Senior	Baa1	BBB	BBB
Bank of America Corp. (includes Merrill Lynch)	478.47
Merrill Lynch & Co. Inc.	266.26	Senior	Baa2	A-	A
Bank of America Corp.	212.21	Lower Tier II	Baa3	BBB+	BBB
Bank of Tokyo-Mitsubishi UFJ Ltd.	478.47
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	478.47	Lower Tier II	A1	A	A-
Investcorp SA	443.44
Investcorp Capital Limited	443.44	Senior	Ba2	—	BB
Metlife Inc.	431.42
Metlife Inc.	165.16	Senior	A3	A-	A-
Metropolitan Life Global Funding I	266.26	Senior	Aa3	AA-	A+
National Grid PLC	425.42
National Grid Gas PLC	213.21	Senior	A3	A-	A
National Grid Electricity Transmission PLC	212.21	Senior	A3	A-	A
Sumitomo Mitsui Financial Group Inc.	425.42
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	266.26	Upper Tier II	A2	BBB+	—
Sumitomo Mitsui Banking Corporation	106.11	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation	53.05	Upper Tier II	A2	BBB+	—
Telecom Italia SpA	425.42
Telecom Italia Finance SA	425.42	Senior	Baa3	BBB	BBB
Deutsche Bank AG	425.42
Deutsche Postbank AG	255.25	Lower Tier II	Baa3	—	A-
Deutsche Bank Capital Trust II	154.15	Tier I	Ba2	BBB	BBB-
Deutsche BK CAP FDG Capital Trust I	16.02	Tier I	Ba2	BBB	BBB-
JP Morgan Chase & Co. (including Bear Stearns)	420.42
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	372.37	Senior	A2	A	A+
JPMorgan Chase & Co. (FNBC)	20.02	Senior	Aa1	A+	—
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	A3	A-	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A	A
Citigroup Inc.	419.41
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	318.31	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	100.10	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	BBB+
Banobras	393.39	Senior	Baa1	BBB	BBB
Unique Zurich Airport	393.39	Senior	—	A	—
General Electric Co.	388.39
GE Capital Corporation	336.33	Senior	A1	AA+	—
Security Capital Group	37.04	Senior	A1	AA+	—
Susa Partnership LP	9.01	Senior	A1	AA+	—
GE Capital Services Inc.	6.01	Lower Tier II	Aa3	AA+	—
Deutsche Telekom AG	373.37
Deutsche Telekom AG	319.32	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	54.05	Senior	Baa1	BBB+	BBB+
Sultanate of Oman	372.37	Senior	A1	A	—
Petroleos Mexicanos (Premex)	370.36
Premex Proj FDG Master TR	319.31	Senior	Baa1	BBB	BBB
Premex Finance LTD	51.05	Senior	Baa1	A-	A
Koninklijke Ahold NV	366.36
Koninklijke Ahold NV	351.35	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.01	Senior	Baa3	BBB	—
Subtotal	$44,473	43.80%
Total debt and perpetual securities	$101,616	100.00%
(1) JGBs or JGB-backed securities

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Many of our largest global investment holdings are positions that were purchased many years ago and increased in size due to merger and consolidation activity among the issuing entities. In addition, many of our largest holdings are yen-denominated, therefore strengthening of the yen can increase our position in dollars, and weakening of the yen can decrease our position in dollars. Beginning in 2005, we have generally limited our investment exposures to individual issuers to no more than 5% of total adjusted capital (TAC) on a statutory accounting basis, with the exception of obligations of the Japanese and U.S. governments. However, existing investment exposures that exceeded 5% of TAC at the time this guidance was adopted, or exposures that may exceed this threshold from time to time through merger and consolidation activity, are not automatically reduced through sales of the issuers’ securities but rather are reduced over time consistent with our investment policy.
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	March 31, 2013		December 31, 2012
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$40,065	39.4%	$48,598	43.4%
United States and Canada	25,963	25.6	24,512	22.0
United Kingdom	3,797	3.7	4,025	3.6
Germany	3,423	3.4	3,965	3.5
France	2,345	2.3	2,500	2.2
PIIGS	3,810	3.7	4,550	4.1
Portugal	253.2		272.3
Italy	2,144	2.1	2,327	2.1
Ireland	455.5		492.4
Spain	958.9		1,459	1.3
Nordic Region	3,130	3.1	3,407	3.0
Sweden	1,398	1.4	1,513	1.3
Norway	765.7		814.7
Denmark	480.5		551.5
Finland	487.5		529.5
Other Europe	4,127	4.0	4,441	3.9
Netherlands	2,093	2.1	2,259	2.0
Switzerland	645.6		688.6
Czech Republic	532.5		577.5
Austria	354.3		386.3
Belgium	284.3		293.3
Poland	219.2		238.2
Asia excluding Japan	5,052	5.0	5,397	4.8
Africa and Middle East	3,248	3.2	3,611	3.2
Latin America	3,237	3.2	3,381	3.0
Australia	2,828	2.8	2,982	2.7
All Others	591.6		683.6
Total debt and perpetual securities	$101,616	100.0%	$112,052	100.0%
Investments in Certain European Countries

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have been experiencing a debt crisis. Recently, Cyprus joined the list of European sovereigns requiring official assistance to address that country's banking crisis. Due to the participation in the single common currency of the Euro, developments affecting any of the European Union (EU) countries have direct impacts on other EU countries. With the economic and market turmoil driven by the European debt crisis, European investments have been identified as having a higher level of inherent risk and potential volatility.
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
We had no direct exposure to Greece or Cyprus as of March 31, 2013 and December 31, 2012. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

March 31, 2013
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$243	$162	$243	$162
Italy:
Public utilities	0	0	0	0	15	16	15	16
Other corporate	0	0	0	0	332	309	332	309
Portugal:
Public utilities	7	8	140	141	106	97	253	246
Spain:
Sovereign	0	0	0	0	70	111	70	111
Banks/financial institutions	34	38	0	0	59	93	93	131
Other corporate	0	0	0	0	209	173	209	173
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	212	138	212	138
Italy:
Sovereign	0	0	0	0	266	200	266	200
Banks/financial institutions	0	0	0	0	159	113	159	113
Public utilities	0	0	0	0	787	696	787	696
Other corporate	0	0	0	0	585	494	585	494
Spain:
Public utilities	0	0	0	0	372	309	372	309
Other corporate	0	0	0	0	214	195	214	195
Total gross and net funded exposure	$41	$46	$140	$141	$3,629	$3,106	$3,810	$3,293

December 31, 2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$261	$183	$261	$183
Italy:
Public utilities	0	0	0	0	15	17	15	17
Other corporate	0	0	0	0	360	387	360	387
Portugal:
Public utilities	0	0	156	155	116	100	272	255
Spain:
Sovereign	0	0	0	0	76	91	76	91
Banks/financial institutions	34	36	0	0	64	66	98	102
Public utilities	0	0	0	0	427	420	427	420
Other corporate	0	0	0	0	223	217	223	217
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	231	197	231	197
Italy:
Sovereign	0	0	0	0	289	263	289	263
Banks/financial institutions	0	0	0	0	173	157	173	157
Public utilities	0	0	0	0	855	845	855	845
Other corporate	0	0	0	0	635	594	635	594
Spain:
Public utilities	0	0	0	0	404	380	404	380
Other corporate	0	0	0	0	231	224	231	224
Total gross and net funded exposure	$34	$36	$156	$155	$4,360	$4,141	$4,550	$4,332

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% of total investments in the banks and financial institutions sector at March 31, 2013 and December 31, 2012, and 1% of total investments in debt and perpetual securities at March 31, 2013 and December 31, 2012.

Ireland

As of March 31, 2013, our total direct exposure within Ireland consisted of senior unsecured bank obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $213 million and $132 million, respectively, were rated below investment grade at Ba2/BB+/BBB by Moody's, S&P and Fitch, respectively. We believe that these unrealized losses were more closely linked to the Irish government's aggressive approach to addressing its debt burden, which included the possibility of imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011 as the government has shifted its focus to reducing its debt burden. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of March 31, 2013, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of March 31, 2013. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $243 million and fair value of $169 million as of March 31, 2013. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly owned subsidiary of Hypo Real Estate Holding, a German licensed and regulated financial institution.  Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland's bank re-structuring and capitalization plan. DEPFA was current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody's, S&P and Fitch, respectively, as of March 31, 2013.

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

Italy

Although Italy remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had downgrade actions for Italy in 2012, as of March 31, 2013, Italy was still rated investment grade by all three rating agencies.

As of March 31, 2013, our total direct exposure within Italy was $2.1 billion, at amortized cost. This exposure comprised $266 million of direct investment in the sovereign of Italy; a senior unsecured bank obligation of $159 million; and several utility and industrial companies of $802 million and $917 million, respectively. Our total exposure to Italy-based utility companies contained $574 million of securities that have below-investment-grade put options.

We expect the operating environment will continue to be difficult in 2013 as the uncertainty of the recent elections combines with the planned austerity measures to reduce deficits. Meaningful economic growth will be difficult due to the aforementioned austerity measures and a contraction of bank credit. Although there has been substantial improvement, the political environment and the fiscal outlook remain tenuous, Italy's economic and ratings profile is expected to remain under pressure in the short-term.

Corporate issuers domiciled in Italy will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to a variety of factors supporting their individual credit profile.

As of March 31, 2013, all of our Italian exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Portugal

As of March 31, 2013, our total direct exposure to Portugal was $253 million, at amortized cost. All of this exposure is to two electric utility issuers domiciled in Portugal; Redes Energeticas Nacionas SGPS, S.A. (REN) and Energias de Portugal SA (EDP). Our exposure to REN and EDP was $106 million and $147 million, respectively, at amortized cost. Both of these securities have been rated by external rating agencies and the Company as below investment grade as of March 31, 2013; however, they were both current on their obligations to us.

Our holdings domiciled in Portugal will continue to carry sovereign rating risk and could experience ratings pressure and difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of a variety of factors supporting their overall credit profile.

Spain

Although Spain remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had multiple downgrade actions for the Kingdom of Spain throughout 2012, as of March 31, 2013, the Kingdom of Spain was still rated investment grade by all three rating agencies.

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

As of March 31, 2013, our total direct exposure to Spain was $958 million, at amortized cost. This exposure comprised $70 million of investments in sub-sovereign (i.e. regional governments) issuers; a senior unsecured bank obligation of $59 million; one Lower Tier II obligation of $34 million; and Spain-domiciled utilities and industrials of $372 million and $423 million, respectively.

Concerns about Spain's sovereign's fiscal and economic condition has led to an increase in its overall cost of funding. The increase in funding costs as well as concerns about fiscal and economic conditions also have had a negative impact on the Spanish sub-sovereigns' cost of funding and made access to credit almost impossible for them. We recognized an other-than-temporary impairment of $144 million on our Spanish sub-sovereign investment in Generalitat de Catalunya in the second quarter of 2012. As of March 31, 2013, our investment of $70 million, at amortized cost, in Generalitat de Catalunya was rated Ba3/BB/BBB- by Moody's, S&P, and Fitch, respectively, and we have classified this investment as below investment grade.

Our Spanish senior unsecured bank investment of $59 million, at amortized cost, was issued by Bankia SA (Bancaja Emisiones SA Unipersonal). Bankia is currently controlled by a bank holding company which is wholly owned by the Kingdom of Spain. The government has provided direct and planned capital injections and facilitated the transfer of non-performing assets into a state-sponsored entity ("Sareb") to manage such assets. Currently, we believe the Spanish government has the ability and desire to continue supporting Bankia. Although our holdings are senior level obligations, given the uncertainty surrounding the credit profile of Bankia, we transferred this investment from the held-to-maturity portfolio to the available-for-sale portfolio, and we recognized an other-than-temporary impairment of $120 million on our investment in Bankia SA in the second quarter of 2012. Bankia SA was rated Ba2/BB-/BBB by Moody's, S&P, and Fitch, respectively, and we have classified this investment as below investment grade as of March 31, 2013. In April 2013, subsequent to the end of the first quarter of 2013, we entered into an agreement to sell our investment in Bankia, and we will realize a gain of $35 million on the sale.

Our holdings, especially utilities, domiciled in Spain will continue to carry sovereign rating risk and could experience ratings pressure and difficulty in accessing capital markets because of the risk. However, we expect they will continue to meet our debt obligations as a result of a variety of factors supporting their overall credit profile.

As of March 31, 2013, with the exception of the securities discussed above, the remaining securities of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

European sovereign debt crisis - monitoring and mitigating exposure

During most of 2011, we saw the European sovereign crisis persist and escalate. Throughout 2012 and continuing into 2013, our internal team of experienced credit professionals continued to monitor the impact of the crisis on our individual investment holdings' overall credit quality. Our analysis includes factors beyond a baseline assessment of a company's assets, operations, financial statements, and credit metrics that may provide support for the instruments we own. Specifically, for our investments in European banks and financial institutions, we monitor the importance of the issuer to its local financial system, the likelihood of government support, and our investment's position in the capital structure of the issuer. For our investments in European utilities, we monitor the role of the issuer in its local economy as a provider of necessary infrastructure, and we monitor the value of the underlying assets owned by the issuer. For our investment in European corporates, industrials, and other commercial entities, we monitor the general credit quality of the issuer, the geographical mix of the issuer's customers (i.e. domestic vs. foreign), the geographical breakdown of the issuer's assets (i.e. domestic versus foreign), the value of the underlying assets owned by the issuer, capitalization of the issuer, and overall profitability and cash generation ability of the issuer. We monitor NRSRO actions and the likely actions for our investment exposures, as well as overall market conditions. By performing these analyses, we make a determination on the probability of timely payment of principal and interest of the issuers of our investments.

Some of our peripheral Eurozone fixed income investment contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to put our holdings at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness.

Apart from our direct investments in peripheral Eurozone sovereign debt, our other exposures as of March 31, 2013 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $.7 billion, peripheral Eurozone non-banks (excluding sovereigns) of $2.8 billion, core Eurozone1 banks and financial institutions of $2.9 billion, core Eurozone non-banks (excluding sovereigns) of $5.4 billion, core Eurozone sovereigns of $.6 billion, and non-Eurozone2 holdings throughout the balance of Europe of $7.8 billion, all at amortized cost. Other exposures to the European sovereign debt crisis that are not possible to measure include the impact of slower economic activity throughout Europe and its impact on global economic growth; the impact of a potential break-up of the European Union; and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

Given the severity of the crisis in Europe and the potential lasting impact, we are monitoring the situation closely.  Among the areas that we believe warrant continued attention include the heightened interrelationship between political, monetary, fiscal, and economic forces; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Euro region. See the following discussion regarding steps that management has taken in the past couple years to reduce our investment exposure to Europe.

Derisking

During the past couple years, we have had a general strategy of reducing the overall risk profile of our investment portfolio. During the first quarter of 2013, we reduced our exposure to European Tier I securities through a tender of our investment in UniCredit Bank AG (HVB Funding Trust I, III, & VI) which had an amortized cost of $257 million at December 31, 2012. Our efforts in 2011 and 2012 were largely focused on reducing our exposure to European issuers and to banks and financial institutions. As a result of these derisking activities, we have significantly reduced our exposure to these areas. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries of $3.3 billion comprised 5.9% of total investments and cash, declining to $1.0 billion, or 1.0% of total investments and cash, by the end of the first quarter of 2013. At the start of 2008, investments in perpetual securities of $8.3 billion comprised 14.7% of total investments and cash, declining to $3.6 billion, or 3.5% of total investments and cash, by the end of the first quarter of 2013. As a result of these portfolio activities, we have dramatically reduced the impact to our portfolio from the European financial crisis. We will continue to be vigilant in monitoring our holdings and evaluating opportunities that may arise to further and appropriately reduce, reposition, and manage the risks in our portfolio.
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

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	March 31, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$61,381	$66,222	$67,116	$70,026
Perpetual securities	127	148	128	146
Equity securities	10	15	11	13
Total publicly issued	61,518	66,385	67,255	70,185
Privately issued securities:
Fixed maturities	36,602	37,101	40,723	42,068
Perpetual securities	3,506	2,985	4,085	4,156
Equity securities	8	9	9	10
Total privately issued	40,116	40,095	44,817	46,234
Total investment securities	$101,634	$106,480	$112,072	$116,419

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2013	December 31, 2012
Privately issued securities as a percentage of total debt and perpetual securities	39.5%	40.0%
Privately issued securities held by Aflac Japan	$37,098	$41,624
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	36.5%	37.1%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2013	December 31, 2012
Privately issued reverse-dual currency securities	$8,708	$9,916
Publicly issued collateral structured as reverse-dual currency securities	2,670	2,781
Total reverse-dual currency securities	$11,378	$12,697
Reverse-dual currency securities as a percentage of total debt and perpetual securities	11.2%	11.3%
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

Below-Investment-Grade and Split-Rated Securities
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.
Below-Investment-Grade Securities(1)

	March 31, 2013				December 31, 2012
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Israel Electric Corporation Limited	$734	$688	$669	$(19)	$797	$748	$716	$(32)
Republic of Tunisia	532	332	332	0	739	496	496	0
Investcorp Capital Limited	443	443	340	(103)	477	477	418	(59)
Commerzbank AG (includes Dresdner Bank)	425	274	314	40	462	297	394	97
UPM-Kymmene	330	330	242	(88)	358	358	263	(95)
Lloyds Banking Group PLC	328	293	362	69	328	292	351	59
Societe Generale(2)	266	265	195	(70)	289	288	302	14
CSAV (Tollo Shipping Co. S.A.)	255	107	138	31	277	117	145	28
Bank of Ireland	213	213	132	(81)	231	231	153	(78)
Generalitat de Catalunya	191	70	111	41	208	76	91	15
Tokyo Electric Power Co., Inc.	183	184	189	5	199	201	203	2
Bankia SA (Bancaja Emisiones SA Unipersonal)	159	59	93	34	173	64	66	2
Energias de Portugal SA (EDP)	149	147	149	2	158	156	155	(1)
IKB Deutsche Industriebank AG	138	62	62	0	150	78	96	18
Redes Energeticas Nacionais SGPS,S.A. (REN)	106	106	97	(9)	116	116	100	(16)
Finance For Danish Industry (FIH)	106	55	55	0	116	90	100	10
Barclays Bank PLC(2)	65	48	62	14	65	48	62	14
Sparebanken Vest(2)	60	60	60	0	60	60	60	0
Sparebanken Nord-Norge(2)	60	60	60	0	*	*	*	*
Unicredit Bank AG (HVB Funding Trust I, III, & VI)	0	0	0	0	341	257	257	0
Other Issuers (below $50 million in par value)(3)	392	383	401	18	448	419	429	10
Total	$5,135	$4,179	$4,063	$(116)	$5,992	$4,869	$4,857	$(12)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Includes perpetual security
(3) Includes 15 issuers in 2013 and 14 issuers in 2012

In 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $467 million at March 31, 2013, compared with $414 million at December 31, 2012, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 4.1% of total debt and perpetual securities at March 31, 2013, compared with 4.3% at December 31, 2012, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at March 31, 2013 and December 31, 2012 were generally reported as available for sale and carried at fair value.

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As of the first quarter of 2012, our policy has been to utilize the second lowest rating designation assigned to the security, which in this case where there are only two ratings - one investment grade and one below investment grade - would result in the security being rated as below investment grade. In the event that the second lowest rating designation from the major credit rating agencies (Moody's, S&P and Fitch) is investment grade, our policies do not preclude us from assigning a below-investment-grade rating if our own internal analysis shows a credit deterioration has occurred and our assessment results in a rating below that which is assigned by such agencies. Our review in those cases includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $3.1 billion as of March 31, 2013, compared with $3.8 billion as of December 31, 2012, and represented 3.1% of total debt and perpetual securities, at amortized cost, at March 31, 2013, compared with 3.4% at December 31, 2012. The 10 largest split-rated securities as of March 31, 2013, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corporation Limited	$688	Below Investment Grade
SLM Corp.	349	Investment Grade
Commerzbank AG (includes Dresdner Bank)	274	Below Investment Grade
Societe Generale(1)	265	Below Investment Grade
Bank of Ireland	213	Below Investment Grade
Barclays Bank PLC(1)(2)	179	Below Investment Grade / Investment Grade
Deutsche Bank Capital Trust II & Capital Funding Trust I(1)	170	Investment Grade
Transnet Ltd.	159	Investment Grade
Energias de Portugal SA (EDP)	147	Below Investment Grade
Goldman Sachs Capital I	120	Investment Grade
(1) Perpetual security
(2) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($131 million amortized cost) are IG and the Tier I holdings ($48 million amortized cost) are BIG

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards on certain fixed-maturity securities; and foreign currency options, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information.

Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.
Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of March 31, 2013.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$51,787	$54,893	51.6%	$4,177	$1,071
Below-investment-grade securities	4,625	4,516	4.2	289	398
Held-to-maturity securities:
Investment-grade securities	45,204	47,047	44.2	3,057	1,214
Total	$101,616	$106,456	100.0%	$7,523	$2,683
The following table presents an aging of debt and perpetual securities in an unrealized loss position as of March 31, 2013.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,437	$1,071	$13,795	$719	$519	$34	$2,123	$318
Below- investment-grade securities	2,045	398	736	94	2	0	1,307	304
Held-to-maturity securities:
Investment-grade securities	10,787	1,214	5,136	339	159	13	5,492	862
Total	$29,269	$2,683	$19,667	$1,152	$680	$47	$8,922	$1,484
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of March 31, 2013.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,437	$1,071	$14,828	$612	$1,609	$459	$0	$0
Below- investment-grade securities	2,045	398	845	55	1,200	343	0	0
Held-to-maturity securities:
Investment-grade securities	10,787	1,214	8,783	662	2,004	552	0	0
Total	$29,269	$2,683	$24,456	$1,329	$4,813	$1,354	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2013.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Investcorp Capital Limited	BB	$443	$340	$(103)
SLM Corp.	BBB	349	250	(99)
UPM-Kymmene	BB	330	242	(88)
Bank of Ireland	BB	213	132	(81)
AXA(1)	BBB	338	259	(79)
Kommunal Landspankasse (KLP)(1)	BBB	260	183	(77)
DEPFA Bank PLC	BBB	243	169	(74)
Telecom Italia SPA	BBB	425	353	(72)
Societe Generale(1)	BB	265	195	(70)
Nordea Bank AB(1)	BBB	358	289	(69)
(1) Includes perpetual security
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
Investment Valuation and Cash
We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian, pricing vendors and brokers for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Credit Subcommittee, or CSC. Based on the analysis provided to the CSC, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. With the implementation in the first quarter of 2013 of the pricing change associated with privately issued securities as previously discussed, we have performed verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value.
Cash and cash equivalents totaled $2.6 billion, or 2.4% of total investments and cash, as of March 31, 2013, compared with $2.0 billion, or 1.7%, at December 31, 2012. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2013	December 31, 2012	% Change
Aflac Japan	$6,346	$6,801	(6.7)%	(1)
Aflac U.S.	2,864	2,857	.2
Total	$9,210	$9,658	(4.6)%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.4% in yen during the three months ended March 31, 2013.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2013	December 31, 2012	% Change
Aflac Japan	$84,277	$89,183	(5.5)%	(1)
Aflac U.S.	8,672	8,534	1.6
Other	2	3	(33.3)
Total	$92,951	$97,720	(4.9)%
(1)Aflac Japan’s policy liabilities increased 2.7% in yen during the three months ended March 31, 2013.
Notes Payable
Notes payable totaled $4.3 billion at March 31, 2013, compared with $4.4 billion at December 31, 2012. The ratio of debt to total capitalization (debt plus shareholders’ equity, excluding the unrealized gains and losses on investment securities and derivatives) was 24.0% as of March 31, 2013, compared with 24.5% as of December 31, 2012. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 9 of the accompanying Notes to the Consolidated Financial Statements and Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.
Policyholder Protection Corporation
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On December 27, 2011, Japan's FSA announced the plans to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012 to extend the government's fiscal support framework, and the legislation was approved on March 30, 2012.
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as a hedge of our net investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company yen-denominated liabilities is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective and the related exchange effect on the liabilities is reported in the unrealized foreign currency component of other comprehensive income. Should these designated yen-denominated liabilities exceed our net investment in Aflac Japan, the foreign exchange effect on the portion of the Parent Company yen-denominated liabilities that exceeds our net investment in Aflac Japan would be recognized in net earnings. We estimate that if the Parent Company yen-denominated liabilities exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three-month periods ended March 31, 2013 and 2012, respectively.

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
The dollar values of our yen-denominated net assets, including certain VIEs as yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	March 31, 2013	December 31, 2012
Aflac Japan net assets	$12,997	$13,580
Aflac Japan dollar-denominated net assets	(8,318)	(8,317)
Aflac Japan yen-denominated net assets	4,679	$5,263
Parent Company yen-denominated net liabilities	(779)	(850)
Consolidated yen-denominated net assets (liabilities) subject to foreign currency translation fluctuations	$3,900	$4,413
Cash Flow Hedges
We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of March 31, 2013, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three-month periods ended March 31, 2013 and 2012, respectively.
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
Off-Balance Sheet Arrangements

As of March 31, 2013, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac to Parent Company

(In millions)	2013	2012
Dividends declared or paid by Aflac	$163	$0
Management fees paid by Aflac	89	67
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.
The Parent Company also accesses debt security markets to provide additional sources of capital. We filed a shelf registration statement with the SEC in May 2012 which enables us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2015. In December 2011, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through January 2014. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.
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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provided for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings would have born interest at LIBOR plus the applicable margin of 1.025%. We terminated this agreement on March 29, 2013, and the Parent Company and Aflac entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. As of March 31, 2013, no borrowings were outstanding under our 50 billion yen revolving credit agreement.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable at March 31, 2013. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2013	2012
Operating activities	$3,832	$3,556
Investing activities	(3,085)	(4,436)
Financing activities	(156)	901
Exchange effect on cash and cash equivalents	(36)	(60)
Net change in cash and cash equivalents	$555	$(39)
Operating Activities
The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2013	2012
Aflac Japan	$3,486	$3,318
Aflac U.S. and other operations	346	238
Total	$3,832	$3,556
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2013	2012
Aflac Japan	$(2,918)	$(4,256)
Aflac U.S. and other operations	(167)	(180)
Total	$(3,085)	$(4,436)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the three-month periods ended March 31, 2013 and 2012.
Financing Activities
Consolidated cash used by financing activities was $156 million in the first three months of 2013, compared with consolidated cash provided by financing activities of $901 million for the same period of 2012. For information regarding the debt issuances in 2012, see Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

Cash returned to shareholders through dividends and treasury stock purchases was $315 million during the three-month period ended March 31, 2013, compared with $158 million during the three-month period ended March 31, 2012.

See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the five-year senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in March 2013 in the amount of 50 billion yen. As of March 31, 2013, no borrowings were outstanding under our 50 billion yen revolving credit agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at March 31, 2013.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2013	2012
Treasury stock purchases	$156	$10
Number of shares purchased:
Open market	2,979	0
Other	124	199
Total shares purchased	3,103	199

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2013	2012
Stock issued from treasury:
Cash financing	$19	$5
Noncash financing	18	18
Total stock issued from treasury	$37	$23
Number of shares issued	803	554
During the first three months of 2013, we repurchased 3.0 million shares of our common stock for approximately $150 million as part of our share repurchase program. As of March 31, 2013, a remaining balance of 19.4 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. We plan to purchase a total of $400 to $600 million of our common stock in 2013.

Cash dividends paid to shareholders were $.35 per share in the first quarter of 2013, compared with $.33 per share in the first quarter of 2012. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2013	2012
Dividends paid in cash	$159	$148
Dividends through issuance of treasury shares	6	6
Total dividends to shareholders	$165	$154

In April 2013, the board of directors declared the second quarter cash dividend of $.35 per share. The dividend is payable on June 3, 2013, to shareholders of record at the close of business on May 22, 2013.
Regulatory Restrictions
Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac’s company action level RBC ratio as of March 31, 2013 was estimated to be above our ratio as of December 31, 2012 of 630%. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2013 in excess of $2.3 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. Aflac Japan's solvency margin ratio, most recently reported as of December 31, 2012, was 669.1%, which significantly exceeded regulatory minimums. Given the low interest rate environment and the sensitivity of the solvency margin ratio to interest rate changes, we have taken actions to improve our solvency margin, including entering into surplus relief reinsurance contracts and increasing our allocation of JGBs classified as held to maturity. As previously discussed, we have entered into a five-year senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We continue to evaluate other alternatives for reducing the sensitivity of the solvency margin ratio against interest rate and foreign exchange rate changes.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars)	2013	2012
Aflac Japan management fees paid to Parent Company	$10	$6
Expenses allocated to Aflac Japan	28	17
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 12 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in our annual report to shareholders for the year ended December 31, 2012.
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

Changes in Internal Control Over Financial Reporting

Effective March 31, 2013, the Company changed the valuation process for privately issued securities within the investment portfolio. At the same time, the Company also implemented new controls to validate the methodology used and the overall reasonableness of the valuations for the privately issued securities included in the Company's financial statements, including verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value. Except for the change in controls over valuation of privately issued securities, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first quarter of 2013, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	22,422,204
February 1 - February 28	1,570,020		49.89	1,455,000	20,967,204
March 1 - March 31	1,530,799		50.79	1,523,800	19,443,404
Total	3,100,819	(2)	$50.34	2,978,800	19,443,404	(1)
(1)The total remaining shares available for purchase at March 31, 2013, consisted of 19,443,404 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.
(2)During the first quarter of 2013, 122,019 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
	3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-Q for March 31, 2010, Exhibit 3.1 (File No. 001-07434).
	4.0	-
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
First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3 (File No. 001-07434).

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

10.8*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.9*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.10*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013.
10.11*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-
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

10.37*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.38*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.39*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.40*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012 – incorporated by reference from 2012 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.41*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 3, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 3, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 3, 2013, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.

	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 3, 2013	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

May 3, 2013	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer