Form 10-Q
period 2013-06-30
AFLAC INC
filed 2013-08-06
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 30, 2013
Common Stock, $.10 Par Value	465,092,299

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2013

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2013, and 2012, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2013, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and six- month periods ended June 30, 2013 and 2012, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 6, 2013

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2013	2012	2013	2012
Revenues:
Premiums, principally supplemental health insurance	$5,013	$5,467	$10,197	$10,845
Net investment income	813	845	1,646	1,728
Realized investment gains (losses):
Other-than-temporary impairment losses realized	0	(343)	(55)	(546)
Sales and redemptions	86	(8)	205	70
Derivative and other gains (losses)	115	(67)	207	13
Total realized investment gains (losses)	201	(418)	357	(463)
Other income	17	8	52	32
Total revenues	6,044	5,902	12,252	12,142
Benefits and expenses:
Benefits and claims	3,411	3,763	6,932	7,409
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	251	269	534	557
Insurance commissions	378	432	770	867
Insurance expenses	529	587	1,063	1,150
Interest expense	69	62	140	119
Other operating expenses	48	48	94	97
Total acquisition and operating expenses	1,275	1,398	2,601	2,790
Total benefits and expenses	4,686	5,161	9,533	10,199
Earnings before income taxes	1,358	741	2,719	1,943
Income taxes	469	258	938	675
Net earnings	$889	$483	$1,781	$1,268
Net earnings per share:
Basic	$1.91	$1.04	$3.82	$2.72
Diluted	1.90	1.03	3.80	2.71
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	465,213	466,788	465,834	466,337
Diluted	467,975	468,590	468,546	468,561
Cash dividends per share	$.35	$.33	$.70	$.66
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2013	2012	2013	2012
Net earnings	$889	$483	$1,781	$1,268
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(189)	32	(377)	(68)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(2,934)	(319)	(3,808)	5
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(68)	368	(126)	497
Unrealized gains (losses) on derivatives during period	(1)	4	(8)	(8)
Pension liability adjustment during period	3	(2)	8	3
Total other comprehensive income (loss) before income taxes	(3,189)	83	(4,311)	429
Income tax expense (benefit) related to items of other comprehensive income (loss)	(698)	(89)	(756)	222
Other comprehensive income (loss), net of income taxes	(2,491)	172	(3,555)	207
Total comprehensive income (loss)	$(1,602)	$655	$(1,774)	$1,475
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	June 30, 2013 (Unaudited)		December 31, 2012
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $50,742 in 2013 and $48,355 in 2012)	$50,788		$51,466
Fixed maturities - consolidated variable interest entities (amortized cost $4,636 in 2013 and $5,058 in 2012)	5,022		5,787
Perpetual securities (amortized cost $2,766 in 2013 and $3,654 in 2012)	2,384		3,728
Perpetual securities - consolidated variable interest entities (amortized cost $500 in 2013 and $559 in 2012)	450		574
Equity securities (cost $17 in 2013 and $20 in 2012)	22		23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $42,521 in 2013 and $54,554 in 2012)	42,464		54,137
Fixed maturities - consolidated variable interest entities (fair value $240 in 2013 and $287 in 2012)	254		289
Other investments	164		174
Cash and cash equivalents	2,388		2,041
Total investments and cash	103,936		118,219
Receivables	889		976
Accrued investment income	820		842
Deferred policy acquisition costs	9,028		9,658
Property and equipment, at cost less accumulated depreciation	510		564
Other	1,130	(1)	835	(1)
Total assets	$116,313		$131,094
(1) Includes $135 in 2013 and $191 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2013 (Unaudited)		December 31, 2012
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$70,297		$76,463
Unpaid policy claims	3,760		4,034
Unearned premiums	11,551		11,904
Other policyholders’ funds	5,018		5,319
Total policy liabilities	90,626		97,720
Income taxes	3,363		3,858
Payables for return of cash collateral on loaned securities	1,506		6,277
Notes payable	4,946		4,352
Other	2,176	(2)	2,909	(2)
Commitments and contingent liabilities (Note 10)
Total liabilities	102,617		115,116
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2013 and 2012; issued 666,009 shares in 2013 and 665,239 shares in 2012	67		67
Additional paid-in capital	1,562		1,505
Retained earnings	18,841		17,387
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(453)		333
Unrealized gains (losses) on investment securities	(198)		2,570
Unrealized gains (losses) on derivatives	(11)		(5)
Pension liability adjustment	(178)		(183)
Treasury stock, at average cost	(5,934)		(5,696)
Total shareholders’ equity	13,696		15,978
Total liabilities and shareholders’ equity	$116,313		$131,094
(2) Includes $284 in 2013 and $399 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2013	2012
Common stock:
Balance, beginning of period	$67	$66
Balance, end of period	67	66
Additional paid-in capital:
Balance, beginning of period	1,505	1,408
Exercise of stock options	19	15
Share-based compensation	12	16
Gain (loss) on treasury stock reissued	26	14
Balance, end of period	1,562	1,453
Retained earnings:
Balance, beginning of period	17,387	15,148
Net earnings	1,781	1,268
Dividends to shareholders	(327)	(308)
Balance, end of period	18,841	16,108
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,715	1,965
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(786)	(119)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	(2,768)	327
Unrealized gains (losses) on derivatives during period, net of income taxes	(6)	(5)
Pension liability adjustment during period, net of income taxes	5	3
Balance, end of period	(840)	2,171
Treasury stock:
Balance, beginning of period	(5,696)	(5,641)
Purchases of treasury stock	(287)	(10)
Cost of shares issued	49	32
Balance, end of period	(5,934)	(5,619)
Total shareholders’ equity	$13,696	$14,179
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2013		2012
Cash flows from operating activities:
Net earnings	$1,781		$1,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	29		(73)
Increase in deferred policy acquisition costs	(219)		(311)
Increase in policy liabilities	4,027		5,947
Change in income tax liabilities	606		105
Realized investment (gains) losses	(357)		463
Other, net	(169)		(154)
Net cash provided (used) by operating activities	5,698		7,245
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,901		982
Fixed maturities matured or called	1,895		938
Perpetual securities sold	54		897
Perpetual securities matured or called	417		376
Securities held to maturity:
Fixed maturities matured or called	5,586		1,058
Costs of investments acquired:
Available for sale fixed maturities acquired	(8,660)		(3,265)
Held to maturity fixed maturities acquired	(629)		(8,418)
Settlement of derivatives	(1,562)		0
Cash received as collateral on loaned securities, net	(4,771)		(646)
Other, net	(41)		20
Net cash provided (used) by investing activities	(5,810)		(8,058)
Cash flows from financing activities:
Purchases of treasury stock	(287)		(10)
Proceeds from borrowings	700		749
Principal payments under debt obligations	0		(339)
Dividends paid to shareholders	(315)		(296)
Change in investment-type contracts, net	381		601
Treasury stock reissued	39		11
Other, net	8		9
Net cash provided (used) by financing activities	526		725
Effect of exchange rate changes on cash and cash equivalents	(67)		(31)
Net change in cash and cash equivalents	347		(119)
Cash and cash equivalents, beginning of period	2,041		2,249
Cash and cash equivalents, end of period	$2,388		$2,130
Supplemental disclosures of cash flow information:
Income taxes paid	$395		$588
Interest paid	103		83
Noncash interest	37	(1)	36	(1)
Impairment losses included in realized investment losses	55		546
Noncash financing activities:
Capitalized lease obligations	0		2
Treasury stock issued for:
Associate stock bonus	20		19
Shareholder dividend reinvestment	12		12
Share-based compensation grants	4		4
(1) Consists primarily of accreted interest on discounted advance premiums
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 75% and 77% of the Company's total revenues in the six-month periods ended June 30, 2013, and 2012, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 85% at June 30, 2013, and 87% at December 31, 2012.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2013, and December 31, 2012, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2013, and 2012, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2013, and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2012.

Significant Accounting Policies

We have updated the disclosure in the accounting policy for income taxes. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2012.

Income Taxes: Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing our income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. We record deferred tax assets for tax positions taken based on our assessment of whether the tax position is more likely than not to be sustained upon examination by taxing authorities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. In the second quarter of 2013, we recorded a valuation allowance of $237 million related to the deferred tax assets associated with our unrealized investment losses recorded in other comprehensive income.

As discussed in the Translation of Foreign Currencies section in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, Aflac Japan maintains a dollar-denominated investment portfolio on behalf of Aflac U.S. While there are no translation effects to record in other comprehensive income (loss), the deferred tax expense or benefit associated with foreign exchange gains or losses on the portfolio is recognized in other comprehensive income (loss) until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included tax expense of $249 million during the three-month period ended June 30, 2013, and a tax benefit of $96 million during the three-month period ended June 30, 2012, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income (loss) would result in an effective income tax rate on pretax other comprehensive income (loss) of 29.7% and 8.3% in the three-month periods ended June 30, 2013 and 2012, respectively. Total income tax expense (benefit) related to items of other comprehensive income (loss) included tax expense of $652 million during the six-month period ended June 30, 2013, and tax expense of $61 million during the six-month period ended June 30, 2012, for this dollar-denominated portfolio. Excluding these amounts from total taxes on other comprehensive income (loss) would result in an effective income tax rate on pretax other comprehensive income (loss) of 32.7% and 37.5% in the six-month periods ended June 30, 2013 and 2012, respectively.

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

Disclosures about offsetting assets and liabilities: In December 2011, the FASB issued guidance to amend the disclosure requirements about offsetting assets and liabilities. The new guidance essentially clarifies the FASB's intent concerning the application of existing offsetting disclosure requirements. Entities are required to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions when those activities are subject to an agreement similar to a master netting arrangement. The scope of this guidance was clarified and revised in January 2013 to apply to derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending arrangements. The objective of this disclosure is to move toward consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). We adopted this guidance as of January 1, 2013. The adoption of this guidance impacted our financial statement disclosures, but it did not have an impact on our financial position or results of operations.

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

Accounting Pronouncements Pending Adoption

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists: In July 2013, the FASB issued guidance to amend the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance essentially states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods and requires prospective presentation for all comparative periods presented. The adoption of this guidance will not have a significant impact on our financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Revenues:
Aflac Japan:
Earned premiums	$3,717	$4,216	$7,622	$8,364
Net investment income	653	691	1,327	1,421
Other income	12	0	38	16
Total Aflac Japan	4,382	4,907	8,987	9,801
Aflac U.S.:
Earned premiums	1,295	1,251	2,575	2,482
Net investment income	158	153	314	304
Other income	1	2	4	5
Total Aflac U.S.	1,454	1,406	2,893	2,791
Other business segments	14	10	26	24
Total business segment revenues	5,850	6,323	11,906	12,616
Realized investment gains (losses)	201	(418)	357	(463)
Corporate	66	64	159	128
Intercompany eliminations	(73)	(67)	(170)	(139)
Total revenues	$6,044	$5,902	$12,252	$12,142

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Pretax earnings:
Aflac Japan	$940	$964	$1,929	$2,004
Aflac U.S.	283	258	564	529
Total business segment pretax operating earnings	1,223	1,222	2,493	2,533
Interest expense, noninsurance operations	(48)	(45)	(97)	(89)
Corporate and eliminations	(18)	(18)	(34)	(38)
Pretax operating earnings	1,157	1,159	2,362	2,406
Realized investment gains (losses)	201	(418)	357	(463)
Total earnings before income taxes	$1,358	$741	$2,719	$1,943
Income taxes applicable to pretax operating earnings	$398	$404	$813	$837
Effect of foreign currency translation on operating earnings	(103)	6	(174)	26

Assets were as follows:

(In millions)	June 30, 2013	December 31, 2012
Assets:
Aflac Japan	$98,710	$113,678
Aflac U.S.	15,681	16,122
Other business segments	150	154
Total business segment assets	114,541	129,954
Corporate	19,872	20,318
Intercompany eliminations	(18,100)	(19,178)
Total assets	$116,313	$131,094

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,100	$277	$79	$12,298
Mortgage- and asset-backed securities	624	30	1	653
Public utilities	2,793	74	112	2,755
Sovereign and supranational	1,047	70	1	1,116
Banks/financial institutions	3,064	126	370	2,820
Other corporate	4,193	110	303	4,000
Total yen-denominated	23,821	687	866	23,642
Dollar-denominated:
U.S. government and agencies	95	11	2	104
Municipalities	1,017	82	8	1,091
Mortgage- and asset-backed securities	189	53	0	242
Public utilities	4,887	392	168	5,111
Sovereign and supranational	468	81	4	545
Banks/financial institutions	3,592	328	46	3,874
Other corporate	21,309	999	1,107	21,201
Total dollar-denominated	31,557	1,946	1,335	32,168
Total fixed maturities	55,378	2,633	2,201	55,810
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,786	91	461	2,416
Other corporate	272	0	69	203
Dollar-denominated:
Banks/financial institutions	208	22	15	215
Total perpetual securities	3,266	113	545	2,834
Equity securities	17	5	0	22
Total securities available for sale	$58,661	$2,751	$2,746	$58,666

	June 30, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$23,946	$741	$5	$24,682
Municipalities	429	38	0	467
Mortgage- and asset-backed securities	67	3	0	70
Public utilities	4,323	127	258	4,192
Sovereign and supranational	2,817	127	100	2,844
Banks/financial institutions	7,222	101	691	6,632
Other corporate	3,914	185	225	3,874
Total yen-denominated	42,718	1,322	1,279	42,761
Total securities held to maturity	$42,718	$1,322	$1,279	$42,761

	December 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,612	$349	$81	$12,880
Mortgage- and asset-backed securities	746	40	1	785
Public utilities	3,608	116	72	3,652
Sovereign and supranational	1,404	71	0	1,475
Banks/financial institutions	3,455	233	180	3,508
Other corporate	5,656	241	153	5,744
Total yen-denominated	27,481	1,050	487	28,044
Dollar-denominated:
U.S. government and agencies	93	24	0	117
Municipalities	1,045	156	6	1,195
Mortgage- and asset-backed securities	188	58	0	246
Public utilities	4,204	658	17	4,845
Sovereign and supranational	476	123	2	597
Banks/financial institutions	3,626	506	6	4,126
Other corporate	16,300	1,878	95	18,083
Total dollar-denominated	25,932	3,403	126	29,209
Total fixed maturities	53,413	4,453	613	57,253
Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,635	193	161	3,667
Other corporate	309	43	0	352
Dollar-denominated:
Banks/financial institutions	269	23	9	283
Total perpetual securities	4,213	259	170	4,302
Equity securities	20	4	1	23
Total securities available for sale	$57,646	$4,716	$784	$61,578

	December 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$32,043	$356	$67	$32,332
Municipalities	492	30	2	520
Mortgage- and asset-backed securities	90	4	0	94
Public utilities	4,924	233	106	5,051
Sovereign and supranational	3,209	192	84	3,317
Banks/financial institutions	9,211	211	431	8,991
Other corporate	4,457	187	108	4,536
Total yen-denominated	54,426	1,213	798	54,841
Total securities held to maturity	$54,426	$1,213	$798	$54,841

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities, including a change in valuation methodology for determining fair value of privately issued securities as of the first quarter of 2013, are described in Note 5.

During the second quarter of 2013, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $297 million and an unrealized loss of $108 million. During the first quarter of 2013, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio.

During the second quarter of 2012, we reclassified five investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, the securities had an aggregate amortized cost of $842 million and an aggregate unrealized loss of $268 million. During the first quarter of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of a significant decline in the issuer's creditworthiness. At the time of transfer, the security had an amortized cost of $122 million and an unrealized loss of $23 million.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at June 30, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$723	$730	$107	$108
Due after one year through five years	1,987	2,075	393	448
Due after five years through 10 years	9,677	9,450	1,413	1,530
Due after 10 years	31,715	31,312	8,368	9,067
Mortgage- and asset-backed securities	765	839	39	48
Total fixed maturities available for sale	$44,867	$44,406	$10,320	$11,201
Held to maturity:
Due in one year or less	$77	$78	$0	$0
Due after one year through five years	1,224	1,289	0	0
Due after five years through 10 years	2,256	2,308	0	0
Due after 10 years	39,094	39,016	0	0
Mortgage- and asset-backed securities	67	70	0	0
Total fixed maturities held to maturity	$42,718	$42,761	$0	$0

At June 30, 2013, the Parent Company had a portfolio of investment-grade available-for-sale fixed-maturity securities totaling $191 million at amortized cost and $203 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	1,098	948	5	5
Due after five years through 10 years	272	203	0	0
Due after 10 years	1,792	1,580	99	98
Total perpetual securities available for sale	$3,162	$2,731	$104	$103

Investment Concentrations

Our investment process begins with an independent approach to underwriting each issuer's fundamental credit quality. We evaluate independently those factors which we believe could influence an issuer's ability to make payments under the contractual terms of our instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). We further determine the appropriateness of the investment considering broad business and portfolio management objectives, including asset/liability needs, portfolio diversification, and expected income.

Banks and Financial Institutions

One of our largest investment sector concentrations as of June 30, 2013, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	June 30, 2013		December 31, 2012
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$13,878	14%	$16,292	14%
Fair value	13,326	13	16,625	14
Perpetual securities:
Upper Tier II:
Amortized cost	$2,084	2%	$2,825	3%
Fair value	1,877	2	2,919	3
Tier I:
Amortized cost	910	1	1,079	1
Fair value	754	1	1,031	1
Total:
Amortized cost	$16,872	17%	$20,196	18%
Fair value	15,957	16	20,575	18
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$73	$19	$192	$33
Gross losses from sales	0	(35)	(6)	(36)
Net gains (losses) from redemptions	15	2	21	2
Other-than-temporary impairment losses	0	(267)	(54)	(330)
Held to maturity:
Net gains (losses) from redemptions	0	3	0	3
Total fixed maturities	88	(278)	153	(328)
Perpetual securities:
Available for sale:
Gross gains from sales	0	0	0	70
Gross losses from sales	(2)	3	(2)	(62)
Net gains (losses) from redemptions	0	0	0	60
Other-than-temporary impairment losses	0	(76)	0	(216)
Total perpetual securities	(2)	(73)	(2)	(148)
Equity securities:
Other-than-temporary impairment losses	0	0	(1)	0
Total equity securities	0	0	(1)	0
Derivatives and other:
Derivative gains (losses)	111	(67)	198	13
Other	4	0	9	0
Total derivatives and other	115	(67)	207	13
Total realized investment gains (losses)	$201	$(418)	$357	$(463)

Other-than-temporary Impairment

The fair values of our debt and perpetual security investments fluctuate based on changes in interest rates, foreign exchange, and credit spreads in the global financial markets. Fair values can also be heavily influenced by the values of the assets of the issuer and expected ultimate recovery values upon default, bankruptcy or other financial restructuring. Credit spreads are most impacted by the general credit environment and global market liquidity. Interest rates are driven by numerous factors including, but not limited to, supply and demand, governmental monetary actions, expectations of inflation and economic growth. We believe that fluctuations in the fair value of our investment securities related to general changes in the level of credit spreads or interest rates have little bearing on underlying credit quality of the issuer, and whether our investment is ultimately recoverable. Generally, we consider such declines in fair values to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

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

When determining our intention to sell a security prior to recovery of its fair value to amortized cost, we evaluate facts and circumstances such as, but not limited to, future cash flow needs and decisions to reposition our security portfolio. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration matching of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without selling any of our investments prior to their maturity.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2013		2012		2013		2012
Perpetual securities	$0		$76		$0		$216
Corporate bonds	0		120		38		183
Mortgage- and asset-backed securities	0		3		0		3
Sovereign and supranational	0		144		16		144
Equity securities	0		0		1		0
Total other-than-temporary impairment losses realized	$0	(1)	$343	(1)	$55	(1)	$546	(1)
(1) Includes $0 and $267 for the three-month periods and $0 and $295 for the six-month periods ended June 30, 2013 and 2012, respectively, for credit-related impairments; $0 for the three-month period and $1 for the six-month period ended June 30, 2013 for impairments due to severity and duration of decline in fair value; and $0 and $76 for the three-month periods and $54 and $251 for the six-month periods ended June 30, 2013 and 2012, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2013	December 31, 2012
Unrealized gains (losses) on securities available for sale	$5	$3,932
Unamortized unrealized gains on securities transferred to held to maturity	14	20
Deferred income taxes	(217)	(1,382)
Shareholders’ equity, unrealized gains (losses) on investment securities	$(198)	$2,570

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$4,723	$84	$4,723	$84	$0	$0
Municipalities:
Dollar-denominated	121	8	86	4	35	4
Mortgage- and asset- backed securities:
Dollar-denominated	7	0	7	0	0	0
Yen-denominated	120	1	0	0	120	1
Public utilities:
Dollar-denominated	2,182	168	2,182	168	0	0
Yen-denominated	4,051	370	2,854	205	1,197	165
Sovereign and supranational:
Dollar-denominated	61	4	29	1	32	3
Yen-denominated	913	101	545	13	368	88
Banks/financial institutions:
Dollar-denominated	786	46	759	43	27	3
Yen-denominated	6,280	1,061	3,581	293	2,699	768
Other corporate:
Dollar-denominated	12,656	1,107	12,600	1,101	56	6
Yen-denominated	4,381	528	3,362	320	1,019	208
U.S. government and agencies:
Dollar-denominated	38	2	38	2	0	0
Total fixed maturities	36,319	3,480	30,766	2,234	5,553	1,246
Perpetual securities:
Dollar-denominated	69	15	49	11	20	4
Yen-denominated	1,834	530	1,308	289	526	241
Total perpetual securities	1,903	545	1,357	300	546	245
Equity securities	1	0	1	0	0	0
Total	$38,223	$4,025	$32,124	$2,534	$6,099	$1,491

	December 31, 2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$17,342	$148	$17,342	$148	$0	$0
Municipalities:
Dollar-denominated	34	6	1	0	33	6
Yen-denominated	56	2	56	2	0	0
Mortgage- and asset- backed securities:
Dollar-denominated	10	0	10	0	0	0
Yen-denominated	136	1	0	0	136	1
Public utilities:
Dollar-denominated	736	17	736	17	0	0
Yen-denominated	3,920	178	1,339	31	2,581	147
Sovereign and supranational:
Dollar-denominated	31	2	0	0	31	2
Yen-denominated	1,244	84	507	13	737	71
Banks/financial institutions:
Dollar-denominated	276	6	180	3	96	3
Yen-denominated	6,918	611	1,935	28	4,983	583
Other corporate:
Dollar-denominated	4,534	95	4,404	86	130	9
Yen-denominated	4,013	261	1,635	40	2,378	221
Total fixed maturities	39,250	1,411	28,145	368	11,105	1,043
Perpetual securities:
Dollar-denominated	136	9	120	0	16	9
Yen-denominated	1,315	161	0	0	1,315	161
Total perpetual securities	1,451	170	120	0	1,331	170
Equity securities	6	1	3	0	3	1
Total	$40,707	$1,582	$28,268	$368	$12,439	$1,214

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal. In addition, in the first quarter of 2013, we refined our methodology for valuing certain privately issued securities (see Note 5).

For any significant declines in fair value, we perform a more focused review of the related issuers' credit profile. For corporate issuers, we evaluate their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, we analyze all sources of credit support, including issuer-specific factors. We utilize information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. We also consider ratings from the Nationally Recognized Statistical Rating Organizations (NRSROs). From these reviews, we evaluate the issuers' continued ability to service our investment through payment of interest and principal.

The following table provides more information on our unrealized loss positions.

	June 30, 2013			December 31, 2012
(In millions)	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities
Fixed Maturities:
Japan government and agencies	12%	2%	100%	43%	9%	100%
Public utilities	16	13	87	11	12	69
Sovereign and supranational	3	3	97	3	6	96
Banks/financial institutions	19	27	72	18	39	76
Other corporate	45	41	94	21	23	72
Total fixed maturities	95%	86%		96%	89%
Perpetual securities	5	14	87	4	11	100
Total	100%	100%		100%	100%

The decline in the percentage of perpetual securities in an unrealized loss position that are investment grade is due primarily to a refinement in our methodology for valuing privately issued securities, including perpetual securities, that was implemented in the first quarter of 2013 and was not indicative of credit-related changes or downgrades.

Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in the sectors shown in the table above have the ability to service their obligations to us.

Perpetual Securities

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

Details of our holdings of perpetual securities were as follows:
Perpetual Securities

		June 30, 2013			December 31, 2012
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$160	$180	$20	$460	$488	$28
	BBB	1,671	1,503	(168)	2,077	2,129	52
	BB or lower	253	194	(59)	288	302	14
Total Upper Tier II		2,084	1,877	(207)	2,825	2,919	94
Tier I:
	BBB	798	640	(158)	966	904	(62)
	BB or lower	112	114	2	113	127	14
Total Tier I		910	754	(156)	1,079	1,031	(48)
Other subordinated - non-banks	BBB	272	203	(69)	309	352	43
Total		$3,266	$2,834	$(432)	$4,213	$4,302	$89

During the first six months of 2013, our aggregate holdings in perpetual securities moved from an unrealized gain of $89 million to an unrealized loss of $432 million. This change is primarily due to a refinement in our methodology for valuing privately issued securities, including perpetual securities, that was implemented in the first quarter of 2013 (see Note 5).

Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses can be expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in these sectors have the ability to service their obligations to us.

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
Investments in Consolidated Variable Interest Entities

	June 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,636	$5,022	$5,058	$5,787
Perpetual securities, available for sale	500	450	559	574
Fixed maturities, held to maturity	254	240	289	287
Other assets	135	135	191	191
Total assets of consolidated VIEs	$5,525	$5,847	$6,097	$6,839
Liabilities:
Other liabilities	$284	$284	$399	$399
Total liabilities of consolidated VIEs	$284	$284	$399	$399

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	June 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,854	$6,815	$7,738	$8,350
Perpetual securities, available for sale	395	375	736	751
Fixed maturities, held to maturity	3,356	3,305	3,829	3,922
Total investments in VIEs not consolidated	$10,605	$10,495	$12,303	$13,023

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 160 separate issuers with an average credit rating of BBB.

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

(In millions)	June 30, 2013	December 31, 2012
Security loans outstanding, fair value	$1,470	$6,122
Cash collateral on loaned securities	1,506	6,277

The balance of our security loans outstanding was significantly lower at June 30, 2013, compared with that at December 31, 2012, due to the conclusion of a six-month securities lending program that began in the third quarter of 2012. For this particular securities lending program, we invested the cash collateral in JGBs with maturities that corresponded with the conclusion of the program.

4.  DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) interest rate, foreign currency and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forward contracts used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (4) foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

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

Foreign currency forwards with short-term maturities are executed for the Aflac Japan segment in order to economically convert certain fixed-maturity dollar-denominated securities into yen. In these transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. The foreign currency forwards are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities. Aflac also utilizes foreign currency forwards to hedge the currency risk associated with the net investment in Aflac Japan. In these transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified future date.

Foreign currency options are executed in order to hedge certain portions of forecasted cash flows that are denominated in yen, i.e. primarily profit repatriation from Aflac Japan. We use a combination of options to protect expected future cash flows by simultaneously purchasing a call option (an option that limits exposure to increasing foreign exchange rates) and selling a put option (an option that limits exposure to decreasing foreign exchange rates). The combination of these two actions results in no net premium paid (i.e. a costless or zero-cost collar). Aflac also enters into foreign currency options that give it the right, but not the obligation, to sell yen and buy U.S. dollars at a specified future date at a contracted price.

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; and foreign currency options, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen or U.S. dollars at the agreed upon price or delivery date. As of June 30, 2013, there were 13 counterparties to our derivative agreements, with four comprising almost 72% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings.

	June 30, 2013			December 31, 2012
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$1,480	$24	$(24)	$161	$6	$(7)
A	18,933	596	(423)	13,209	339	(927)
Total	$20,413	$620	$(447)	$13,370	$345	$(934)

Certain of our derivative agreements with some of our counterparties contain credit-related triggers. If a counterparty's credit rating fell below a certain level, we could request termination of the derivative at the then fair market value of the derivative or demand immediate full collateralization for derivative instruments in net asset positions. Similarly, if our credit rating were to fall below a certain level, the counterparties to the derivative instruments could request termination of the derivative at the then fair market value of the derivative or demand immediate full collateralization for derivative instruments in net liability positions.

The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty were $18 million and $8 million for the Parent Company and Aflac, respectively, as of June 30, 2013. In the normal course of business, the Parent Company and Aflac have posted collateral related to these instruments of $10 million and $14 million, respectively, as of June 30, 2013. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2013, we estimate that the Parent Company would be required to post a maximum of $8 million of additional collateral and Aflac would not be required to post any additional collateral to these derivatives counterparties.

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

June 30, 2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(119)	$2	$0	$0	$0	$0	$(119)	$2
	BB or lower	0	0	0	0	(107)	(32)	(101)	(14)	(208)	(46)
Total		$0	$0	$(119)	$2	$(107)	$(32)	$(101)	$(14)	$(327)	$(44)

December 31, 2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(133)	$2	$0	$0	$0	$0	$(133)	$2
	BB or lower	0	0	0	0	(106)	(47)	(116)	(20)	(222)	(67)
Total		$0	$0	$(133)	$2	$(106)	$(47)	$(116)	$(20)	$(355)	$(65)
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
For the hedge of our net investment in Aflac Japan, we have designated Parent Company yen-denominated liabilities as non-derivative hedging instruments and, beginning in the second quarter of 2013, have designated foreign currency forwards, options, and swaps as derivative hedging instruments. For assessing hedge effectiveness of net investment hedges, if the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective. If the hedge is effective, the related exchange effect on the yen-denominated liabilities is reported in the unrealized foreign currency component of other comprehensive income. For derivatives designated as net investment hedges, Aflac follows the forward-rate method. According to that method, all changes in fair value, including changes related to the forward-rate component of foreign currency swap and forward contracts and the time value of foreign currency options, are reported in the unrealized foreign currency component of other comprehensive income.
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

	June 30, 2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$56	$0	$0	$0
Foreign currency swaps	75	6	6	0
Total cash flow hedges	131	6	6	0
Fair value hedges:
Foreign currency forwards	11,517	88	175	(87)
Total fair value hedges	11,517	88	175	(87)
Net investment hedge:
Foreign currency swaps	1,950	223	270	(47)
Foreign currency forwards	634	(4)	3	(7)
Foreign currency options	913	15	22	(7)
Total net investment hedge	3,497	234	295	(61)
Non-qualifying strategies:
Interest rate swaps	327	21	22	(1)
Foreign currency swaps	4,006	(132)	105	(237)
Foreign currency options	608	0	15	(15)
Credit default swaps	327	(44)	2	(46)
Total non-qualifying strategies	5,268	(155)	144	(299)
Total derivatives	$20,413	$173	$620	$(447)
Balance Sheet Location
Other assets	$11,928	$620	$620	$0
Other liabilities	8,485	(447)	0	(447)
Total derivatives	$20,413	$173	$620	$(447)

	December 31, 2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$64	$0	$0	$0
Foreign currency swaps	75	14	14	0
Total cash flow hedges	139	14	14	0
Fair value hedges:
Foreign currency forwards	6,944	(535)	0	(535)
Total fair value hedges	6,944	(535)	0	(535)
Non-qualifying strategies:
Interest rate swaps	355	29	32	(3)
Foreign currency swaps	5,577	(32)	297	(329)
Credit default swaps	355	(65)	2	(67)
Total non-qualifying strategies	6,287	(68)	331	(399)
Total derivatives	$13,370	$(589)	$345	$(934)
Balance Sheet Location
Other assets	$2,585	$345	$345	$0
Other liabilities	10,785	(934)	0	(934)
Total derivatives	$13,370	$(589)	$345	$(934)

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Foreign Currency Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended June 30, 2013:(1)
Foreign currency forwards	Fixed-maturity securities	$(384)	$(6)	$(378)	$371	$(7)
Six Months Ended June 30, 2013:(1)
Foreign currency forwards:	Fixed-maturity securities	$(993)	$(11)	$(982)	$974	$(8)
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

Secondly, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 6) as nonderivative hedges and designated foreign currency swaps, forwards, and options, as described below, as derivative hedges of the foreign currency exposure of our investment in Aflac Japan.
The designated foreign currency swaps consist of cross-currency interest rate swap agreements related to our $700 million senior notes due June 2023, $400 million senior notes due February 2017, $350 million senior notes due February 2022, and $500 million subordinated debentures due September 2052. For additional information regarding these swaps, see the accompanying Note 6 and also Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

The designated foreign currency forwards and options are derivatives that are hedging foreign exchange risk for certain expected profit repatriation in yen from Aflac Japan. We have entered into foreign exchange forwards and options as part of a hedging strategy on 65 billion yen of the 2013 repatriation received in July 2013 and 47.5 billion yen of the profit repatriation expected to be received in July 2014.

Our net investment hedge was effective during the three- and six-month periods ended June 30, 2013 and 2012, respectively.
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
See the "Net Investment Hedge" section above for a discussion of foreign currency swaps and options that were non-qualifying strategies in prior periods but were designated as part of our net investment hedge in the second quarter of 2013.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$(1)	$0	$0	$4	$(2)	$(7)	$0	$(8)
Total cash flow hedges	(1)	0	0	4	(2)	(7)	0	(8)
Fair value hedges:
Foreign currency forwards(2)	(13)	0	0	0	(19)	0	0	0
Total fair value hedges	(13)	0	0	0	(19)	0	0	0
Net investment hedge:
Non- derivative hedging instruments	0	37	0	(32)	0	106	0	17
Foreign currency swaps	0	(82)	0	0	0	(82)	0	0
Foreign currency forwards	0	(4)	0	0	0	(4)	0	0
Foreign currency options	0	3	0	0	0	3	0	0
Total net investment hedge	0	(46)	0	(32)	0	23	0	17
Non-qualifying strategies:
Interest rate swaps	(4)	0	(1)	0	(8)	0	(4)	0
Foreign currency swaps	111	0	(57)	0	195	0	(7)	0
Foreign currency options	9	0	0	0	11	0	0	0
Credit default swaps	9	0	(9)	0	21	0	24	0
Total non- qualifying strategies	125	0	(67)	0	219	0	13	0
Total	$111	$(46)	$(67)	$(28)	$198	$16	$13	$9
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three- and six-month periods ended June 30, 2013 and 2012. As of June 30, 2013, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

Offsetting of Financial Instruments and Derivatives

Certain of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Company and a counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements with certain of the master netting arrangements provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached.

We have securities lending agreements with unaffiliated financial institutions that post collateral to us in return for the use of our fixed maturity securities (see Note 3). When we have entered into securities lending agreements with the same counterparty, the agreements generally provide for net settlement in the event of default by the counterparty. This right of set-off would allow us to keep and apply collateral received if the counterparty failed to return the securities borrowed from us as contractually agreed. For additional information on the Company's accounting policy for securities lending, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

The tables below summarize our derivatives and securities lending transactions, and as reflected in the tables, in accordance with GAAP, our policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets

June 30, 2013
				Gross Amounts Not Offset in Balance Sheet
(in millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets:
Interest rate swaps	$22	$0	$22	$0	$0	$22
Foreign currency swaps	381	0	381	0	0	381
Foreign currency forwards	178	0	178	0	0	178
Foreign currency options	37	0	37	0	0	37
Credit default swaps	2	0	2	0	0	2
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	620	0	620	0	0	620
Securities lending and similar arrangements	1,470	0	1,470	0	(1,470)	0
Total	$2,090	$0	$2,090	$0	$(1,470)	$620

December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Cash Collateral Received	Net Amount
Derivative assets:
Interest rate swaps	$32	$0	$32	$0	$0	$32
Foreign currency swaps	311	0	311	0	0	311
Credit default swaps	2	0	2	0	0	2
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	345	0	345	0	0	345
Securities lending and similar arrangements	6,122	0	6,122	0	(6,122)	0
Total	$6,467	$0	$6,467	$0	$(6,122)	$345

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Interest rate swaps	$(1)	$0	$(1)	$0	$0	$(1)
Foreign currency swaps	(284)	0	(284)	0	10	(274)
Foreign currency forwards	(94)	0	(94)	0	14	(80)
Foreign currency options	(22)	0	(22)	0	0	(22)
Credit default swaps	(46)	0	(46)	0	0	(46)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(447)	0	(447)	0	24	(423)
Securities lending and similar arrangements	(1,506)	0	(1,506)	1,470	0	(36)
Total	$(1,953)	$0	$(1,953)	$1,470	$24	$(459)

December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Interest rate swaps	$(3)	$0	$(3)	$0	$0	$(3)
Foreign currency swaps	(329)	0	(329)	0	0	(329)
Foreign currency forwards	(535)	0	(535)	0	0	(535)
Credit default swaps	(67)	0	(67)	0	0	(67)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(934)	0	(934)	0	0	(934)
Securities lending and similar arrangements	(6,277)	0	(6,277)	6,122	0	(155)
Total	$(7,211)	$0	$(7,211)	$6,122	$0	$(1,089)

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

	June 30, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$11,755	$647	$0	$12,402
Municipalities	0	1,091	0	1,091
Mortgage- and asset-backed securities	0	496	399	895
Public utilities	0	7,866	0	7,866
Sovereign and supranational	0	1,661	0	1,661
Banks/financial institutions	0	6,669	25	6,694
Other corporate	0	25,201	0	25,201
Total fixed maturities	11,755	43,631	424	55,810
Perpetual securities:
Banks/financial institutions	0	2,582	49	2,631
Other corporate	0	203	0	203
Total perpetual securities	0	2,785	49	2,834
Equity securities	14	5	3	22
Other assets:
Interest rate swaps	0	0	22	22
Foreign currency swaps	0	270	111	381
Foreign currency forwards	0	178	0	178
Foreign currency options	0	37	0	37
Credit default swaps	0	0	2	2
Total other assets	0	485	135	620
Cash and cash equivalents	2,388	0	0	2,388
Total assets	$14,157	$46,906	$611	$61,674
Liabilities:
Interest rate swaps	$0	$0	$1	$1
Foreign currency swaps	0	47	237	284
Foreign currency forwards	0	94	0	94
Foreign currency options	0	22	0	22
Credit default swaps	0	0	46	46
Total liabilities	$0	$163	$284	$447

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$12,265	$732	$0	$12,997
Municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities	0	693	338	1,031
Public utilities	0	8,077	420	8,497
Sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions	0	6,610	1,024	7,634
Other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions	0	3,735	215	3,950
Other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities	13	6	4	23
Other assets:
Interest rate swaps	0	0	32	32
Foreign currency swaps	0	154	157	311
Credit default swaps	0	0	2	2
Total other assets	0	154	191	345
Cash and cash equivalents	2,041	0	0	2,041
Total assets	$14,319	$46,049	$3,596	$63,964
Liabilities:
Interest rate swaps	$0	$0	$3	$3
Foreign currency swaps	0	0	329	329
Foreign currency forwards	0	535	0	535
Credit default swaps	0	0	67	67
Total liabilities	$0	$535	$399	$934

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$23,946	$24,682	$0	$0	$24,682
Municipalities	429	0	467	0	467
Mortgage and asset-backed securities	67	0	24	46	70
Public utilities	4,323	0	4,192	0	4,192
Sovereign and supranational	2,817	0	2,844	0	2,844
Banks/financial institutions	7,222	0	6,632	0	6,632
Other corporate	3,914	0	3,874	0	3,874
Total assets	$42,718	$24,682	$18,033	$46	$42,761
Liabilities:
Other policyholders’ funds	$5,018	$0	$0	$4,873	$4,873
Notes payable (excluding capital leases)	4,939	0	0	5,369	5,369
Obligation to Japanese policyholder protection corporation	2	0	0	2	2
Total liabilities	$9,959	$0	$0	$10,244	$10,244

	December 31, 2012
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$32,043	$32,332	$0	$0	$32,332
Municipalities	492	0	520	0	520
Mortgage and asset-backed securities	90	0	30	64	94
Public utilities	4,924	0	5,051	0	5,051
Sovereign and supranational	3,209	0	3,317	0	3,317
Banks/financial institutions	9,211	0	8,991	0	8,991
Other corporate	4,457	0	4,536	0	4,536
Total assets	$54,426	$32,332	$22,445	$64	$54,841
Liabilities:
Other policyholders’ funds	$5,319	$0	$0	$5,151	$5,151
Notes payable (excluding capital leases)	4,343	0	0	4,992	4,992
Obligation to Japanese policyholder protection corporation	23	0	0	23	23
Total liabilities	$9,685	$0	$0	$10,166	$10,166

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

Prior to March 31, 2013, we had used a discounted cash flow (DCF) pricing model to value certain of our privately issued securities. Our DCF pricing model incorporated an option adjusted spread and utilized various market inputs we obtained from both active and inactive markets. The estimated fair values developed by the DCF pricing model were most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads were derived from a widely used global bond index to create a credit matrix which took into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that were included in the bond index. The index provided a broad-based measure of the global fixed-income bond market. Beginning March 31, 2013, we engaged a third party pricing vendor to develop valuation models to determine fair values of these securities to reflect the impact of the persistent economic environment and the changing regulatory framework. These models are also DCF models, but also use information from related markets, specifically the CDS market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the bond by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including: 1) the most appropriate comparable bond(s) of the issuer; 2) issuer-specific CDS spreads; 3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector; or 4) bond indices that are comparative in rating, industry, maturity and region.

The pricing data and market quotes we obtain from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuations and Classifications Subcommittee, or VCS. Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. With the implementation of the pricing change associated with private placements previously noted, we have performed verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value.

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

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	June 30, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$11,755	$647	$0	$12,402
Total government and agencies	11,755	647	0	12,402
Municipalities:
Third party pricing vendor	0	1,091	0	1,091
Total municipalities	0	1,091	0	1,091
Mortgage- and asset-backed securities:
Third party pricing vendor	0	496	0	496
Broker/other	0	0	399	399
Total mortgage- and asset-backed securities	0	496	399	895
Public utilities:
Third party pricing vendor	0	7,842	0	7,842
Broker/other	0	24	0	24
Total public utilities	0	7,866	0	7,866
Sovereign and supranational:
Third party pricing vendor	0	1,363	0	1,363
Broker/other	0	298	0	298
Total sovereign and supranational	0	1,661	0	1,661
Banks/financial institutions:
Third party pricing vendor	0	6,664	0	6,664
Broker/other	0	5	25	30
Total banks/financial institutions	0	6,669	25	6,694
Other corporate:
Third party pricing vendor	0	25,199	0	25,199
Broker/other	0	2	0	2
Total other corporate	0	25,201	0	25,201
Total fixed maturities	11,755	43,631	424	55,810
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,582	49	2,631
Total banks/financial institutions	0	2,582	49	2,631
Other corporate:
Third party pricing vendor	0	203	0	203
Total other corporate	0	203	0	203
Total perpetual securities	0	2,785	49	2,834
Equity securities:
Third party pricing vendor	14	5	0	19
Broker/other	0	0	3	3
Total equity securities	14	5	3	22
Total securities available for sale	$11,769	$46,421	$476	$58,666

	June 30, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$24,682	$0	$0	$24,682
Total government and agencies	24,682	0	0	24,682
Municipalities:
Third party pricing vendor	0	467	0	467
Total municipalities	0	467	0	467
Mortgage- and asset-backed securities:
Third party pricing vendor	0	24	0	24
Broker/other	0	0	46	46
Total mortgage- and asset-backed securities	0	24	46	70
Public utilities:
Third party pricing vendor	0	4,192	0	4,192
Total public utilities	0	4,192	0	4,192
Sovereign and supranational:
Third party pricing vendor	0	2,844	0	2,844
Total sovereign and supranational	0	2,844	0	2,844
Banks/financial institutions:
Third party pricing vendor	0	6,632	0	6,632
Total banks/financial institutions	0	6,632	0	6,632
Other corporate:
Third party pricing vendor	0	3,874	0	3,874
Total other corporate	0	3,874	0	3,874
Total securities held to maturity	$24,682	$18,033	$46	$42,761

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$12,265	$685	$0	$12,950
DCF pricing model	0	47	0	47
Total government and agencies	12,265	732	0	12,997
Municipalities:
Third party pricing vendor	0	1,177	0	1,177
DCF pricing model	0	18	0	18
Total municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities:
Third party pricing vendor	0	682	0	682
DCF pricing model	0	11	0	11
Broker/other	0	0	338	338
Total mortgage- and asset-backed securities	0	693	338	1,031
Public utilities:
Third party pricing vendor	0	5,144	0	5,144
DCF pricing model	0	2,908	420	3,328
Broker/other	0	25	0	25
Total public utilities	0	8,077	420	8,497
Sovereign and supranational:
Third party pricing vendor	0	540	0	540
DCF pricing model	0	619	418	1,037
Broker/other	0	495	0	495
Total sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions:
Third party pricing vendor	0	4,257	0	4,257
DCF pricing model	0	2,136	444	2,580
Broker/other	0	217	580	797
Total banks/financial institutions	0	6,610	1,024	7,634
Other corporate:
Third party pricing vendor	0	18,093	0	18,093
DCF pricing model	0	4,747	575	5,322
Broker/other	0	1	411	412
Total other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	283	0	283
DCF pricing model	0	3,452	215	3,667
Total banks/financial institutions	0	3,735	215	3,950

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other corporate:
DCF pricing model	0	352	0	352
Total other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities:
Third party pricing vendor	13	0	0	13
DCF pricing model	0	6	0	6
Broker/other	0	0	4	4
Total equity securities	13	6	4	23
Total securities available for sale	$12,278	$45,895	$3,405	$61,578

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$32,332	$0	$0	$32,332
Total government and agencies	32,332	0	0	32,332
Municipalities:
Third party pricing vendor	0	464	0	464
DCF pricing model	0	56	0	56
Total municipalities	0	520	0	520
Mortgage- and asset-backed securities:
Third party pricing vendor	0	30	0	30
Broker/other	0	0	64	64
Total mortgage- and asset-backed securities	0	30	64	94
Public utilities:
Third party pricing vendor	0	58	0	58
DCF pricing model	0	4,993	0	4,993
Total public utilities	0	5,051	0	5,051
Sovereign and supranational:
Third party pricing vendor	0	370	0	370
DCF pricing model	0	2,947	0	2,947
Total sovereign and supranational	0	3,317	0	3,317
Banks/financial institutions:
Third party pricing vendor	0	254	0	254
DCF pricing model	0	8,737	0	8,737
Total banks/financial institutions	0	8,991	0	8,991
Other corporate:
Third party pricing vendor	0	122	0	122
DCF pricing model	0	4,414	0	4,414
Total other corporate	0	4,536	0	4,536
Total securities held to maturity	$32,332	$22,445	$64	$54,841

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

Other policyholders' funds

The largest component of the other policyholders' funds liability is our annuity line of business in Aflac Japan. Our annuities have fixed benefits and premiums, with short payouts that are almost all annuity-certain. For this product, we estimated the fair value to be equal to the cash value. This is analogous to the value paid to policyholders on the valuation date if they were to surrender their policy. We periodically check the cash value against discounted cash flow projections for reasonableness. We consider our inputs for this valuation to be unobservable and have accordingly classified this valuation as Level 3.

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended June 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$439	$0	$0	$26	$0	$0	$4	$25	$(184)	$(54)	$256
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(4)	58	10	64
Unrealized gains (losses) included in other comprehensive income (loss)	(28)	0	0	(1)	0	0	(1)	0	0	0	(30)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3 (2)	0	0	0	0	0	49	0	0	0	0	49
Transfers out of Level 3 (3)	(9)	0	0	0	0	0	0	0	0	0	(9)
Balance, end of period	$399	$0	$0	$25	$0	$49	$3	$21	$(126)	$(44)	$327
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(4)	$58	$10	$64
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to a valuation method that uses observable market data as significant inputs to estimate fair value

Three Months Ended June 30, 2012
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$367	$409	$418	$1,097	$1,035	$325	$4	$28	$(79)	$(97)	$3,507
Realized investment gains (losses) included in earnings	(3)	0	0	0	0	0	0	(1)	(31)	(10)	(45)
Unrealized gains (losses) included in other comprehensive income (loss)	22	9	18	17	(4)	(18)	0	0	4	0	48
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(7)	0	0	0	0	0	0	0	(7)	0	(14)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$379	$418	$436	$1,114	$1,031	$307	$4	$27	$(113)	$(107)	$3,496
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$(3)	$0	$0	$0	$0	$0	$0	$(1)	$(31)	$(10)	$(45)
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(8)	53	21	66
Unrealized gains (losses) included in other comprehensive income (loss)	(49)	(20)	0	(2)	0	0	(1)	0	(7)	0	(79)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	0	0	0	(400)
Settlements	(6)	0	0	0	0	0	0	0	0	0	(6)
Transfers into Level 3(2)	125	0	0	0	0	49	0	0	0	0	174
Transfers out of Level 3(3)	(9)	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,625)
Balance, end of period	$399	$0	$0	$25	$0	$49	$3	$21	$(126)	$(44)	$327
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(8)	$53	$21	$66
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to a valuation method that uses observable market data as significant inputs to estimate fair value

Six Months Ended June 30, 2012
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$394	$422	$434	$1,074	$1,105	$526	$4	$30	$(56)	$(130)	$3,803
Realized investment gains (losses) included in earnings	(3)	0	0	0	2	49	0	(3)	(18)	23	50
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	(4)	2	40	(42)	(12)	0	0	(8)	0	(25)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(34)	(256)	0	0	0	0	(290)
Settlements	(11)	0	0	0	0	0	0	0	(31)	0	(42)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$379	$418	$436	$1,114	$1,031	$307	$4	$27	$(113)	$(107)	$3,496
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$(3)	$0	$0	$0	$0	$0	$0	$(3)	$(18)	$23	$(1)
(1) Derivative assets and liabilities are presented net

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. The most significant transfer out of Level 3 into Level 2 during the six-month period ended June 30, 2013 related to our callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Under our previous valuation approach, we used historical foreign exchange volatility as an input for valuing these investments. Given the importance of this input to the overall valuation of these RDCs and the determination of this input to be unobservable, we made the decision at December 31, 2011 to move these holdings to Level 3 of the fair value hierarchy. During the first quarter of 2013, we implemented a new valuation methodology for these securities that relies on comparable bonds in the market, the observable forward foreign exchange curve and other market inputs. Given that the significant inputs to the valuation of these items are now based on observable data, in the first quarter of 2013, we transferred these bonds from Level 3 to Level 2 of the fair value hierarchy.

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

There were no transfers between Level 1 and 2 for the three- and six-month periods ended June 30, 2013 and 2012.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$399	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	49	Consensus pricing	Offered quotes	N/A
Equity securities	3	Net asset value	Offered quotes	$1-$828 ($7)
Other assets:
Interest rate swaps	22	Discounted cash flow	Base correlation	52% - 63% (57%)	(a)
			CDS spreads	92 - 151 (123) bps
			Recovery rate	37.00%
Foreign currency swaps	32	Discounted cash flow	Interest rates (USD)	2.70% - 3.47%	(b)
			Interest rates (JPY)	1.02% - 2.03%	(c)
			CDS spreads	35 - 150 bps
			Foreign exchange rates	21.39%	(d)
	5	Discounted cash flow	Interest rates (USD)	2.70% - 3.47%	(b)
			Interest rates (JPY)	1.02% - 2.03%	(c)
			CDS spreads	13 - 130 bps
	74	Discounted cash flow	Interest rates (USD)	2.70% - 3.47%	(b)
			Interest rates (JPY)	1.02% - 2.03%	(c)
			Foreign exchange rates	21.39%	(d)
Credit default swaps	2	Discounted cash flow	Base correlation	52% - 63% (57%)	(a)
			CDS spreads	92 - 151 (123) bps
			Recovery rate	37.00%
Total assets	$611
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

June 30, 2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$1	Discounted cash flow	Base correlation	52% - 63% (57%)	(a)
			CDS spreads	92 - 151 (123) bps
			Recovery rate	37.00%
Foreign currency swaps	107	Discounted cash flow	Interest rates (USD)	2.70% - 3.47%	(b)
			Interest rates (JPY)	1.02% - 2.03%	(c)
			CDS spreads	35 - 150 bps
			Foreign exchange rates	21.39%	(d)
	41	Discounted cash flow	Interest rates (USD)	2.70% - 3.47%	(b)
			Interest rates (JPY)	1.02% - 2.03%	(c)
			CDS spreads	22 - 235 bps
	89	Discounted cash flow	Interest rates (USD)	2.70% - 3.47%	(b)
			Interest rates (JPY)	1.02% - 2.03%	(c)
			Foreign exchange rates	21.39%	(d)
Credit default swaps	46	Discounted cash flow	Base correlations	52% - 63% (57%)	(a)
			CDS spreads	92 - 151 (123) bps
			Recovery rate	37.00%
Total liabilities	$284
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

Annualized Historical Foreign Exchange Volatility

We own a portfolio of callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Our use of historical foreign exchange volatility as an input for valuing these investments could result in a significant increase or decrease in fair value measurement, given the importance of this input to the overall valuation. Prior to the first quarter of 2013, historical volatility was an unobservable input in the determination of fair value of public utilities, sovereign and supranational, certain banks/financial institutions, and certain other corporate investments. As of the first quarter of 2013, we are no longer using this input in the valuation of these securities due to a change in valuation methodology as discussed previously.

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

6.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	June 30, 2013		December 31, 2012
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	656	(1)	657	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	349	(2)	349	(2)
3.625% senior notes due June 2023	700		0
6.90% senior notes due December 2039	396	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	81		92
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	291		331
1.84% notes due July 2016 (principal amount 15.8 billion yen)	160		182
Variable interest rate notes due July 2014 (1.31% in 2013 and 1.34% in 2012, principal amount 5.5 billion yen)	56		64
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	101		116
3.00% loan due August 2015 (principal amount 5 billion yen)	51		58
Capitalized lease obligations payable through 2022	7		9
Total notes payable	$4,946		$4,352
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a ten-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semi-annual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. We entered into cross-currency interest rate swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $700 million liability into a 69.8 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.50% in yen.

In March 2013, we terminated our senior unsecured revolving credit facility that was due to expire in June 2013, and the Parent Company and Aflac entered into a 5-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of June 30, 2013, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at June 30, 2013. No events of default or defaults occurred during the six-month period ended June 30, 2013.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

7.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2013	2012
Common stock - issued:
Balance, beginning of period	665,239	663,639
Exercise of stock options and issuance of restricted shares	770	893
Balance, end of period	666,009	664,532
Treasury stock:
Balance, beginning of period	197,453	197,329
Purchases of treasury stock:
Open market	5,263	0
Other	144	205
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(770)	(905)
Exercise of stock options	(755)	(72)
Other	(146)	(135)
Balance, end of period	201,189	196,422
Shares outstanding, end of period	464,820	468,110

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Anti-dilutive share-based awards	3,235	8,385	3,429	6,921

Share Repurchase Program

During the first six months of 2013, we repurchased 5.3 million shares of our common stock in the open market for $279 million as part of our share repurchase program. We did not repurchase any shares of our common stock in the open market in the first six months of 2012. As of June 30, 2013, a remaining balance of 17.2 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(141)	$1,981	$(9)	$(180)	$1,651
Other comprehensive income before reclassification	(300)	(2,135)	(2)	(1)	(2,438)
Amounts reclassified from accumulated other comprehensive income	(12)	(44)	0	3	(53)
Net current-period other comprehensive income	(312)	(2,179)	(2)	2	(2,491)
Balance, end of period	$(453)	$(198)	$(11)	$(178)	$(840)
All amounts in the table above are net of tax. Amounts in parentheses indicate debits.

Six Months Ended June 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(770)	(2,686)	(6)	(1)	(3,463)
Amounts reclassified from accumulated other comprehensive income	(16)	(82)	0	6	(92)
Net current-period other comprehensive income	(786)	(2,768)	(6)	5	(3,555)
Balance, end of period	$(453)	$(198)	$(11)	$(178)	$(840)
All amounts in the table above are net of tax. Amounts in parentheses indicate debits.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$18	Sales and redemptions
	(6)	Tax (expense) or benefit(2)
	$12	Net of tax
Unrealized gains (losses) on available-for-sale securities	$68	Sales and redemptions
	0	Other-than-temporary impairment losses realized
	68	Total before tax
	(24)	Tax (expense) or benefit(2)
	$44	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(3)
	1	Tax (expense) or benefit(2)
	$(3)	Net of tax
Total reclassifications for the period	$53	Net of tax
(1)Amounts in parentheses indicate debits.
(2) Based on 35% tax rate
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 9 for additional details).

(In millions)	Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$24	Sales and redemptions
	(8)	Tax (expense) or benefit(2)
	$16	Net of tax
Unrealized gains (losses) on available-for-sale securities	$181	Sales and redemptions
	(55)	Other-than-temporary impairment losses realized
	126	Total before tax
	(44)	Tax (expense) or benefit(2)
	$82	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(9)	Acquisition and operating expenses(3)
	3	Tax (expense) or benefit(2)
	$(6)	Net of tax
Total reclassifications for the period	$92	Net of tax
(1)Amounts in parentheses indicate debits.
(2) Based on 35% tax rate
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 9 for additional details).

8.  SHARE-BASED COMPENSATION

As of June 30, 2013, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2013, approximately 13 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2013.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	11,991	4.8	$152	$45.86
Exercisable	10,024	4.0	137	44.94

We received cash from the exercise of stock options in the amount of $41 million during the first six months of 2013, compared with $9 million in the first six months of 2012. The tax benefit realized as a result of stock option exercises and restricted stock releases was $13 million in the first six months of 2013 and 2012.

As of June 30, 2013, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $46 million, of which $20 million (740 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:	`
Service cost	$4	$5	$6	$5	$1	$2
Interest cost	3	3	6	7	1	1
Expected return on plan assets	(1)	(1)	(4)	(4)	0	0
Amortization of net actuarial loss	0	1	3	2	1	0
Net periodic (benefit) cost	$6	$8	$11	$10	$3	$3

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$8	$9	$11	$11	$3	$3
Interest cost	5	6	13	14	2	2
Expected return on plan assets	(2)	(2)	(8)	(8)	0	0
Amortization of net actuarial loss	1	2	7	4	1	0
Net periodic (benefit) cost	$12	$15	$23	$21	$6	$5

During the six months ended June 30, 2013, Aflac Japan contributed approximately $11 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2013) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and six-month periods ended June 30, 2013 and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2012. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Reflecting the weaker yen/dollar exchange rate, revenues were $6.0 billion in the second quarter of 2013, compared with $5.9 billion in the second quarter of 2012. Net earnings were $889 million, or $1.90 per diluted share, compared with $483 million, or $1.03 per diluted share, in the second quarter of 2012.
Also reflecting the weaker yen/dollar exchange rate, revenues were $12.3 billion in the first six months of 2013, compared with $12.1 billion in the first six months of 2012. Net earnings were $1.8 billion, or $3.80 per diluted share, compared with $1.3 billion, or $2.71 per diluted share, for the first six months of 2012.
Results in the second quarter of 2013 included pretax net realized investment gains of $201 million ($130 million after-tax), compared with net realized investment losses of $418 million ($272 million after-tax) in the second quarter of 2012. Net investment gains in the second quarter of 2013 included $86 million of net gains ($55 million after-tax) from the sale or redemption of securities and $115 million of net gains ($75 million after-tax) from valuing derivatives.
Results for the first six months of 2013 included pretax net realized investment gains of $357 million ($232 million after-tax), compared with net realized investment losses of $463 million ($301 million after-tax) in the first six months of 2012. Net investment gains in the first six months of 2013 included $55 million ($35 million after-tax) of other-than-temporary impairment losses; $205 million of net gains ($132 million after-tax) from the sale or redemption of securities; and $207 million of net gains ($135 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized loss on investment securities and derivatives of $209 million at June 30, 2013, compared with a net unrealized gain of $2.6 billion at December 31, 2012.
In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. In March 2013, the Parent Company and Aflac entered into a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of 50 billion yen or the equivalent of Japanese yen in U.S. dollars. For further information regarding these transactions, see Note 6 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first six months of 2013, we repurchased 5.3 million shares of our common stock in the open market for $279 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 95% of our assets and 75% of our liabilities are reported as of June 30, 2013, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
In the first quarter of 2013, we engaged a third party pricing vendor to value privately issued securities within our investment portfolio which were previously being valued using our discounted cash flow pricing model at December 31, 2012. For further discussion regarding this change in pricing methodology, see Note 5 of the Notes to the Consolidated Financial Statements.
Other than the change in valuation methodology for certain investments as discussed above, there have been no other changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2013. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2012.
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

Aflac defines operating earnings (a non-GAAP financial measure) as the profits derived from operations before realized investment gains and losses (securities transactions, impairments, and derivative and hedging activities) as well as nonrecurring items. Aflac's derivative activities include: foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated; foreign currency swaps associated with our senior notes and subordinated debentures; foreign currency forwards used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen. Nonrecurring items are infrequent activities that are not directly associated with the Company's insurance operations.

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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Operating earnings	$759	$755	$1.62	$1.61	$1,549	$1,569	$3.31	$3.35
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	55	(228)	.12	(.49)	97	(310)	.20	(.66)
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(4)	0	(.01)	.00	(7)	0	(.02)	.00
Other derivative and hedging activities	79	(44)	.17	(.09)	142	9.31		.02
Net earnings	$889	$483	$1.90	$1.03	$1,781	$1,268	$3.80	$2.71

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

Securities Transactions and Impairments

During the three-month period ended June 30, 2013, we realized pretax investment gains, net of losses, of $86 million ($55 million after-tax) from sales and redemptions of securities.

During the six-month period ended June 30, 2013, we realized pretax investment gains, net of losses, of $205 million ($132 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $55 million ($35 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the three-month period ended June 30, 2012, we realized pretax investment losses, net of gains, of $8 million ($5 million after-tax) from sales and redemptions of securities. These net losses primarily resulted from sales related to our plan to reduce the risk exposure in our investment portfolio. We realized pretax investment losses of $343 million ($223 million after-tax) as a result of the recognition of other-than-temporary impairment losses, primarily for certain securities issued by Spanish institutions and further impairments on several securities that had previously been impaired.

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

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2013		2012		2013		2012
Perpetual securities	$0		$76		$0		$216
Corporate bonds	0		120		38		183
Mortgage- and asset-backed securities	0		3		0		3
Sovereign and supranational	0		144		16		144
Equity securities	0		0		1		0
Total other-than-temporary impairment losses realized	$0	(1)	$343	(1)	$55	(1)	$546	(1)
(1) Includes $0 and $267 for the three-month periods and $0 and $295 for the six-month periods ended June 30, 2013 and 2012, respectively, for credit-related impairments; $0 for the three-month period and $1 for the six-month period ended June 30, 2013 for impairments due to severity and duration of decline in fair value; and $0 and $76 for the three-month periods and $54 and $251 for the six-month periods ended June 30, 2013 and 2012, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency, interest rate and credit default swaps in VIEs that are consolidated; foreign currency forwards on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; cross-currency interest rate swaps associated with certain of our senior notes and our subordinated debentures; and an interest rate swap associated with our variable interest rate yen-denominated debt. During the three-month period ended June 30, 2013, we realized pretax investment gains, net of losses, of $115 million ($75 million after-tax), compared with pretax investment losses, net of gains, of $67 million ($44 million after-tax) for the same period in 2012, as a result of valuing these derivatives, net of the effects of hedge accounting. During the six-month period ended June 30, 2013, we realized pretax investment gains, net of losses, of $207 million ($135 million after-tax), compared with pretax investment gains, net of losses, of $13 million ($9 million after-tax) for the same period in 2012, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the three-month period ended June 30, 2013, compared with 34.8% for the same period in 2012. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the six-month period ended June 30, 2013, compared with 34.7% for the same period in 2012.
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
2013 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2012			Yen Impact
79.81(2)	$6.86 - 7.06	3.9	-	7.0%	$.00
90	6.37 - 6.57	(3.5)	-	(.5)	(.49)
95	6.17 - 6.37	(6.5)	-	(3.5)	(.69)
100	5.99 - 6.19	(9.2)	-	(6.2)	(.87)
105	5.83 - 6.03	(11.7)	-	(8.6)	(1.03)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items in 2013 and 2012
(2)Actual 2012 weighted-average exchange rate
Although we are above our target range for the first half of 2013, we plan on increasing spending in the second half of 2013. In Japan, we will increase expenditures on advertising and promotion for our new product launch in August 2013. In the United States, we anticipate increased costs associated with initiatives related to health care reform. As such, we expect operating earnings to increase approximately 5% for the full year of 2013, before the impact of foreign currency. We will face a difficult comparison in the third quarter of 2013 due to the tax benefit of $.10 per diluted share recognized in the same period last year. Assuming we achieve our earnings objective and the yen averages 95 to 105 to the dollar for the third quarter, we would expect earnings in the third quarter to be approximately $1.41 to $1.51 per diluted share. Using that same exchange rate assumption, we would expect full-year 2013 operating earnings will be in the range of $5.83 to $6.37 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Premium income	$3,717	$4,216	$7,622	$8,364
Net investment income:
Yen-denominated investment income	367	473	769	946
Dollar-denominated investment income	286	218	558	475
Net investment income	653	691	1,327	1,421
Other income (loss)	12	0	38	16
Total operating revenues	4,382	4,907	8,987	9,801
Benefits and claims	2,697	3,044	5,528	6,011
Operating expenses:
Amortization of deferred policy acquisition costs	153	177	316	355
Insurance commissions	231	290	479	585
Insurance and other expenses	361	432	735	846
Total operating expenses	745	899	1,530	1,786
Total benefits and expenses	3,442	3,943	7,058	7,797
Pretax operating earnings(1)	$940	$964	$1,929	$2,004
Weighted-average yen/dollar exchange rate	98.76	80.19	95.60	79.88

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Premium income	(11.8)%	11.8%	(8.9)%	11.9%	8.6%	9.7%	9.2%	8.8%
Net investment income	(5.4)	8.6	(6.6)	10.6	16.6	6.9	11.8	7.8
Total operating revenues	(10.7)	11.2	(8.3)	11.6	10.0	9.2	9.8	8.5
Pretax operating earnings(1)	(2.5)	4.2	(3.7)	5.5	20.1	2.4	15.2	2.8
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 8.0% to 1.54 trillion yen as of June 30, 2013, compared with 1.42 trillion yen as of June 30, 2012. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $15.6 billion at June 30, 2013, compared with $18.0 billion a year ago.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 42% of Aflac Japan’s investment income in the first six months of 2013, compared with 34% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 38% of Aflac Japan’s investment income during the first six months of 2013, compared with 34% a year ago.
The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Six Months		Three Months		Six Months
	2013	2012	2013	2012	2013	2012	2013	2012
Net investment income	16.6%	6.9%	11.8%	7.8%	6.8%	7.4%	4.0%	8.6%
Total operating revenues	10.0	9.2	9.8	8.5	8.6	9.6	8.5	8.7
Pretax operating earnings(1)	20.1	2.4	15.2	2.8	13.5	3.0	9.3	3.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2013	2012	2013	2012
Benefits and claims	61.5%	62.0%	61.5%	61.3%
Operating expenses:
Amortization of deferred policy acquisition costs	3.5	3.6	3.5	3.6
Insurance commissions	5.3	5.9	5.3	6.0
Insurance and other expenses	8.2	8.9	8.2	8.6
Total operating expenses	17.0	18.4	17.0	18.2
Pretax operating earnings(1)	21.5	19.6	21.5	20.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
In the past several years, the ratio of benefits and claims to total revenues (benefit ratio) for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, over the last several years, the rate of decline in Aflac Japan's benefit ratio has moderated, due primarily to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our health products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves. In the three- and six- month periods ended June 30, 2013, the operating expense ratio decreased, resulting in a higher pretax operating profit margin, compared with the same respective period in 2012, primarily due to the change in business mix discussed above. For the full year of 2013, we expect this trend to continue.
Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2013	2012	2013	2012	2013	2012	2013	2012
New annualized premium sales	$307	$664	$885	$1,323	30.3	53.2	84.1	105.6
Increase (decrease) over prior year	(53.7)%	50.1%	(33.0)%	54.5%	(43.1)%	47.4%	(20.4)%	50.5%
The following table details the contributions to new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2013	2012	2013	2012
Medical	27.1%	16.9%	19.7%	17.0%
Cancer	23.6	13.4	16.0	13.2
Ordinary life:
Child endowment	11.4	12.2	13.6	13.0
WAYS	23.3	45.2	35.4	44.8
Other ordinary life	10.6	7.9	11.3	7.8
Other	4.0	4.4	4.0	4.2
Total	100.0%	100.0%	100.0%	100.0%
As anticipated, Aflac Japan's overall sales declined in the second quarter of 2013 compared with the second quarter of 2012. This decline was primarily the result of two factors: the repricing of WAYS and other first sector life products, reflecting lower assumed interest rates; and improved investment returns for equities and fixed-income investments, which caused customers at banks to shift their focus from WAYS-type insurance products to investment trusts.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our cancer and medical products. Sales of cancer and medical products combined decreased 4.9% during the second quarter of 2013, compared with the same period in 2012. We anticipate focusing more on the development of our cancer and medical products following the repricing of our first sector life products in April 2013. With continued cost pressure on Japan’s health care system, we expect the need for cancer and medical products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At June 30, 2013, we had agreements to sell our products at 373 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions, among other services. We believe our long-standing and strong relationships within the Japanese banking sector have proven to be advantageous to us in this channel. Our partnerships throughout the banking sector provide us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. As expected, sales of the WAYS product declined sharply in the second quarter of 2013, leading to a 67.2% decline in bank channel sales, compared with the second quarter of 2012. Bank channel sales accounted for 26.8% of new annualized premium sales in the second quarter of 2013 for Aflac Japan, compared with 46.5% during the second quarter of 2012.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 71.2% of total new annualized premium sales for Aflac Japan in the second quarter of 2013. During the three-month period ended June 30, 2013, we recruited more than 550 new sales agencies. At June 30, 2013, Aflac Japan was represented by approximately 17,300 sales agencies and more than 126,300 licensed sales associates employed by those agencies.
Our sales target and focus in 2013 continues to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. While third sector cancer and medical product sales were down in the second quarter as expected, we continue to believe consumer response to our third sector products will be strong in the second half of 2013, particularly in the fourth quarter, in large part due to the new medical product that Aflac Japan will be introducing in August 2013. Therefore, we continue to believe Aflac Japan's sales of third sector products will be flat to up 5% for the full year of 2013.

Japanese Economy
The Bank of Japan's July 2013 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy is starting to recover moderately. Public investment has continued to increase, and housing investment has also been improving. Private consumption has remained resilient, assisted by the improvement in consumer sentiment. The report projected that Japan's economy is expected to recover moderately due to the resilience in domestic demand and the improving overseas economies. Exports are expected to increase moderately, also due to the improving overseas economies. As for domestic demand, public investment is expected to continue trending upward supported by the effects of various economic measures, and housing investment is expected to increase. Private consumption is expected to remain resilient, while industrial production is expected to continue increasing moderately. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2012.
Japanese Regulatory Environment

In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. On July 26, 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand the partnership that was initially established in 2008. Through this alliance, Japan Post Holdings intends to expand the number of post offices that offer Aflac's cancer products, gradually increasing from 1,000 postal outlets to 20,000 outlets. Also, subject to regulatory approval, Japan Post Insurance (Kampo) will enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Upon consultations with Japan Post Group, Aflac Japan will consider developing an exclusive cancer product for both Japan Post and Kampo.
Aflac Japan Investments
The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has historically invested primarily in Japanese Government Bonds (JGBs) and privately issued securities. Privately issued securities generally have higher yields than those available on JGBs and other publicly traded debt instruments. All of the privately issued securities we purchased were rated investment grade at the time of purchase. These securities were generally issued with documentation consistent with standard medium-term note programs. In addition, many of these investments have protective covenants appropriate to the specific issuer, industry and country. These covenants often require the issuer to adhere to specific financial ratios and give priority to repayment of our investment under certain circumstances.
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
The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2013 (1)	2012	2013 (1)	2012
New money yield	3.02%	1.97%	3.02%	2.00%
Return on average invested assets, net of investment expenses	2.92	2.93	2.88	3.06
Portfolio yield, including dollar-denominated investments, end of period	3.01%	3.10%	3.01%	3.10%
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
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Premium income	$1,295	$1,251	$2,575	$2,482
Net investment income	158	153	314	304
Other income	1	2	4	5
Total operating revenues	1,454	1,406	2,893	2,791
Benefits and claims	714	719	1,404	1,397
Operating expenses:
Amortization of deferred policy acquisition costs	98	92	218	202
Insurance commissions	147	142	292	282
Insurance and other expenses	212	195	415	381
Total operating expenses	457	429	925	865
Total benefits and expenses	1,171	1,148	2,329	2,262
Pretax operating earnings(1)	$283	$258	$564	$529
Percentage change over previous year:
Premium income	3.5%	5.5%	3.8%	5.3%
Net investment income	3.1	3.6	3.2	4.5
Total operating revenues	3.4	5.2	3.6	5.2
Pretax operating earnings(1)	9.9	6.3	6.6	7.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 3.6% to $5.5 billion as of June 30, 2013, compared with $5.3 billion as of June 30, 2012.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2013	2012	2013	2012
Benefits and claims	49.1%	51.1%	48.5%	50.1%
Operating expenses:
Amortization of deferred policy acquisition costs	6.7	6.6	7.5	7.2
Insurance commissions	10.1	10.1	10.1	10.1
Insurance and other expenses	14.6	13.9	14.4	13.6
Total operating expenses	31.4	30.6	32.0	30.9
Pretax operating earnings(1)	19.5	18.3	19.5	19.0
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
The benefit ratio decreased and the expense ratio increased in the three- and six-month periods ended June 30, 2013, compared with the same respective periods in 2012. For the full year of 2013, we expect the benefit and expense ratios and pretax operating profit margin to be similar to those experienced in 2012.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2013	2012	2013	2012
New annualized premium sales	$364	$359	$696	$709
Increase (decrease) over prior year	1.4%	1.5%	(1.9)%	3.0%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2013	2012	2013	2012
Income-loss protection:
Short-term disability	20.9%	20.3%	21.1%	20.2%
Life	5.3	5.6	5.4	5.7
Asset-loss protection:
Accident	26.9	30.3	27.0	29.8
Critical care(1)	19.5	22.1	20.1	22.9
Supplemental medical:
Hospital indemnity	17.2	15.3	16.6	15.0
Dental/vision	6.5	6.4	6.4	6.4
Other	3.7	0.0	3.4	0.0
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, decreased 10.1%, short-term disability sales increased 4.5%, critical care insurance sales (including cancer insurance) decreased 10.3%, and hospital indemnity insurance sales increased 14.0% in the second quarter of 2013, compared with the same period in 2012.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. As of June 30, 2013, our distribution network was made up of more than 76,200 licensed sales associates and brokers. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.
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
The unemployment rate in the United States has shown some signs of improvement; however, we continue to see hiring remain weak, especially at smaller employers where 90% of our business is written. While we are preparing the groundwork for future growth, we are still working hard to achieve our annual sales target. We believe the need for our products remains very strong and are taking measures to better reach potential customers. We continue to look for opportunities to leverage our strong brand and relevant product portfolio in the evolving health care environment.
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
U.S. Regulatory Environment
In March 2010, President Barack Obama signed into law the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (ACA) to give Americans of all ages and income levels access to comprehensive major medical health insurance. Although some segments of the law have already been implemented, the major elements of the bill will become effective on January 1, 2014. The primary subject of the legislation is major medical insurance; therefore, we believe that the ACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations, including short-term uncertainty related to implementation, could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations. Our experience with Japan’s national health care environment leads us to believe that the need for our products will only increase over the coming years.
In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process the Council will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. Although Aflac is a nonbank financial company predominantly engaged in financial activities under Title I of the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States. Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. The Dodd-Frank Act also established a Federal Insurance Office under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.
Aflac U.S. Investments
The level of investment income is affected by available cash flow from operations, profit repatriation from Aflac Japan, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. has invested primarily in investment grade corporate bonds.
The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2013	2012	2013	2012
New money yield	3.70%	4.36%	3.70%	4.52%
Return on average invested assets, net of investment expenses	5.81	6.42	5.83	6.45
Portfolio yield, end of period	6.11%	6.54%	6.11%	6.54%
The decrease in the U.S. new money yield for the three- and six- month periods ended June 30, 2013 reflects a low level of interest rates and tightening credit spreads. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2013, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2012.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	98.59		86.58
Investments and cash	$103,936	$(9,649)	$113,585
Deferred policy acquisition costs	9,028	(849)	9,877
Total assets	116,313	(10,722)	127,035
Policy liabilities	90,626	(11,351)	101,977
Total liabilities	102,617	(12,118)	114,735
(1)The exchange rate at June 30, 2013, was 98.59 yen to one dollar, or 12.2% weaker than the December 31, 2012, exchange rate of 86.58.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2013	December 31, 2012	June 30, 2013		December 31, 2012
Securities available for sale, at fair value:
Fixed maturities	$44,406	$45,472	$11,201	(1)	$11,625	(1)
Perpetual securities	2,731	4,127	103		175
Equity securities	22	23	0		0
Total available for sale	47,159	49,622	11,304		11,800
Securities held to maturity, at amortized cost:
Fixed maturities	42,718	54,426	0		0
Total held to maturity	42,718	54,426	0		0
Total investment securities	$89,877	$104,048	$11,304		$11,800
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $203 in 2013 and $156 in
2012.
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
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This primarily occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan in July 2013, we entered into foreign exchange forwards and options in the first six months of 2013 as part of a hedging strategy on 65 billion yen. Aflac further hedged foreign exchange risk for a portion of the expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2014 using foreign exchange forwards and options as part of a hedging strategy on 47.5 billion yen.
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

(In millions)	June 30, 2013			December 31, 2012
Yen/dollar exchange rates	83.59	98.59(1)	113.59	71.58	86.58(1)	101.58
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$25,342	$21,487	$18,649	$30,649	$25,339	$21,597
Fixed maturities - consolidated variable interest entities(3)	2,542	2,155	1,870	3,272	2,705	2,306
Perpetual securities	2,661	2,255	1,957	4,270	3,530	3,009
Perpetual securities - consolidated variable interest entities(3)	429	364	316	592	489	417
Equity securities	21	17	15	21	18	15
Securities held to maturity:
Fixed maturities	50,085	42,464	36,857	65,481	54,137	46,143
Fixed maturities - consolidated variable interest entities(3)	299	254	220	349	289	246
Cash and cash equivalents	490	416	361	463	383	326
Derivatives(4)	2,402	620	821	960	345	538
Other financial instruments	168	143	125	186	153	131
Subtotal	84,439	70,175	61,191	106,243	87,388	74,728
Liabilities:
Notes payable	881	747	648	1,030	852	726
Japanese policyholder protection corporation	2	2	2	28	23	20
Derivatives(4)	702	447	1,809	567	934	1,829
Subtotal	1,585	1,196	2,459	1,625	1,809	2,575
Net yen-denominated financial instruments	82,854	68,979	58,732	104,618	85,579	72,153
Other yen-denominated assets	8,862	7,514	6,522	10,189	8,423	7,179
Other yen-denominated liabilities	101,908	86,403	74,994	119,778	99,026	84,403
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(10,192)	$(9,910)	$(9,740)	$(4,971)	$(5,024)	$(5,071)
(1) Actual period-end exchange rate
(2) Does not include the U.S. dollar-denominated corporate bonds for which we have entered into foreign currency forwards as discussed in the Aflac Japan Investment subsection of MD&A
(3) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs
(4) Changes in yen rates have significant impacts on the values of derivative assets and liabilities. The hypothetical changes in derivative values for the asset and liability line items include any required reclassification that would be necessary due to the changes in values.

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

Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards that we have entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan for net investment hedge purposes.

For additional information regarding our Aflac Japan net investment hedge, see the Hedging Activities subsection of MD&A.
Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2013, and December 31, 2012, would be as follows:

(In millions)	June 30, 2013	December 31, 2012
Effect on yen-denominated debt and perpetual securities	$(9,050)	$(10,559)
Effect on dollar-denominated debt and perpetual securities	(3,072)	(2,909)
Effect on total debt and perpetual securities	$(12,122)	$(13,468)
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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012	Six Months Ended June 30, 2012
AAA	.9%	.5%	.5%
AA	38.7	72.1	87.0
A	30.1	10.3	6.4
BBB	27.8	15.9	4.5
BB or lower	2.5	1.2	1.6
Total	100.0%	100.0%	100.0%
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
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.6%	1.5%	1.6%
AA	42.2	43.4	46.2	45.6
A	25.4	25.9	22.8	23.7
BBB	26.4	25.0	24.8	24.6
BB or lower	4.5	4.1	4.7	4.5
Total	100.0%	100.0%	100.0%	100.0%
As of June 30, 2013, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at June 30, 2013, and December 31, 2012. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	June 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$93,908	92.7%	$102,978	91.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,570	3.5	3,985	3.6
Tier I(1)	148	.1	405	.3
Surplus notes	334	.3	335	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.1	51	.0
Total fixed maturities	4,188	4.1	4,861	4.3
Perpetual securities (economic maturity date):
Upper Tier II	2,084	2.0	2,825	2.5
Tier I	910	.9	1,079	1.0
Other subordinated - non-banks	272	.3	309	.3
Total perpetual securities	3,266	3.2	4,213	3.8
Total debt and perpetual securities	$101,362	100.0%	$112,052	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.
Investment Concentrations
One of our largest investment concentrations as of June 30, 2013, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at June 30, 2013, based on amortized cost, was: Europe, excluding the United Kingdom (30%); United States (27%); Australia (8%); Japan (7%); United Kingdom (8%); and other (20%).
Our 20 largest global investment exposures as of June 30, 2013, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$35,542	35.06%	Senior	Aa3	AA-	A+
Israel Electric Corporation Limited	657.65	Senior	Baa3	BB+	—
Republic of South Africa	617.61	Senior	Baa1	BBB	BBB
Bank of America Corp. (includes Merrill Lynch)	456.45
Merrill Lynch & Co. Inc.	253.25	Senior	Baa2	A-	A
Bank of America Corp.	203.20	Lower Tier II	Baa3	BBB+	BBB+
Bank of Tokyo-Mitsubishi UFJ Ltd.	456.45
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	456.45	Lower Tier II	A1	A	A-
Investcorp SA	425.42
Investcorp Capital Limited	425.42	Senior	Ba2	—	BB
Metlife Inc.	419.41
Metropolitan Life Global Funding I	254.25	Senior	Aa3	AA-	A+
Metlife Inc	165.16	Senior	A3	A-	A-
Deutsche Bank AG	406.40
Deutsche Postbank AG	243.24	Lower Tier II	Baa3	—	A-
Deutsche Bank Capital Trust II	147.14	Tier I	Ba2	BBB	BBB-
Deutsche BK CAP FDG Capital Trust I	16.02	Tier I	Ba2	BBB	BBB-
Sumitomo Mitsui Financial Group Inc.	406.40
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	254.25	Upper Tier II	A2	BBB+	—
Sumitomo Mitsui Banking Corporation	101.10	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation	51.05	Upper Tier II	A2	BBB+	—
National Grid PLC	406.40
National Grid Gas PLC	203.20	Senior	A3	A-	A
National Grid Electricity Transmission PLC	203.20	Senior	A3	A-	A
Telecom Italia SpA	406.40
Telecom Italia Finance SA	203.20	Senior	Baa3	BBB-	BBB
Olivetti Finance NV	203.20	Senior	Baa3	BBB-	BBB
JP Morgan Chase & Co. (including Bear Stearns)	404.40
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	356.35	Senior	A2	A	A+
JPMorgan Chase & Co. (FNBC)	20.02	Senior	Aa1	A+	—
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	A3	A-	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A	A
Citigroup Inc.	400.39
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	304.30	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	95.09	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	BBB+
Banobras	375.37	Senior	Baa1	BBB	BBB+
Deutsche Telekom AG	358.35
Deutsche Telekom AG	304.30	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	54.05	Senior	Baa1	BBB+	BBB+
Petroleos Mexicanos (Pemex)	355.35
Pemex Proj FDG Master TR	304.30	Senior	Baa1	BBB	BBB+
Premex Finance LTD	51.05	Senior	Baa1	A-	A
Sultanate of Oman	355.35	Senior	A1	A	—
Koninklijke Ahold NV	349.34
Koninklijke Ahold NV	334.33	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.01	Senior	Baa3	BBB	—
Nordea Bank AB	342.34
Nordea Bank AB	261.26	Tier I	Baa3	BBB+	BBB+
Nordea Bank Finland	80.08	Upper Tier II	Baa2	A-	A-
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
SLM Corp (Sallie Mae)	334.33	Senior	Ba1	BBB-	BB+
Subtotal	$43,468	42.87%
Total debt and perpetual securities	$101,362	100.00%
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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	June 30, 2013		December 31, 2012
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$39,297	38.8%	$48,598	43.4%
United States and Canada	28,725	28.3	24,512	22.0
United Kingdom	3,676	3.6	4,025	3.6
Germany	3,277	3.2	3,965	3.5
France	2,262	2.2	2,500	2.2
PIIGS	3,587	3.5	4,550	4.1
Portugal	244.2		272.3
Italy	2,046	2.0	2,327	2.1
Ireland	436.4		492.4
Spain	861.9		1,459	1.3
Nordic Region	2,785	2.8	3,407	3.0
Sweden	1,184	1.2	1,513	1.3
Norway	679.7		814.7
Denmark	458.4		551.5
Finland	464.5		529.5
Other Europe	3,586	3.5	4,441	3.9
Netherlands	2,006	2.0	2,259	2.0
Switzerland	247.2		688.6
Czech Republic	507.5		577.5
Austria	337.3		386.3
Belgium	279.3		293.3
Poland	210.2		238.2
Asia excluding Japan	4,669	4.6	5,397	4.8
Africa and Middle East	3,106	3.1	3,611	3.2
Latin America	3,094	3.1	3,381	3.0
Australia	2,728	2.7	2,982	2.7
All Others	570.6		683.6
Total debt and perpetual securities	$101,362	100.0%	$112,052	100.0%
Investments in Certain European Countries

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have been experiencing a debt crisis. Recently, Cyprus joined the list of European sovereigns requiring official assistance to address that country's banking crisis. Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments has improved market perception of the situation. Although risks ranging from individual country downgrades to dissolution of the entire union appear to have been reduced, economic activity remains subdued throughout the region. Because of these factors, European investments generally have a higher level of inherent risk and potential volatility.
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
We had no direct exposure to Greece or Cyprus as of June 30, 2013 and December 31, 2012. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

June 30, 2013
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$233	$152	$233	$152
Italy:
Public utilities	0	0	0	0	15	15	15	15
Other corporate	0	0	0	0	317	292	317	292
Portugal:
Public utilities	8	8	135	137	101	91	244	236
Spain:
Sovereign	0	0	0	0	67	107	67	107
Banks/financial institutions	34	38	0	0	0	0	34	38
Other corporate	0	0	0	0	202	170	202	170
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	203	135	203	135
Italy:
Sovereign	0	0	0	0	254	198	254	198
Banks/financial institutions	0	0	0	0	152	109	152	109
Public utilities	0	0	0	0	750	660	750	660
Other corporate	0	0	0	0	558	480	558	480
Spain:
Public utilities	0	0	0	0	355	298	355	298
Other corporate	0	0	0	0	203	186	203	186
Total gross and net funded exposure	$42	$46	$135	$137	$3,410	$2,893	$3,587	$3,076

December 31, 2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$261	$183	$261	$183
Italy:
Public utilities	0	0	0	0	15	17	15	17
Other corporate	0	0	0	0	360	387	360	387
Portugal:
Public utilities	0	0	156	155	116	100	272	255
Spain:
Sovereign	0	0	0	0	76	91	76	91
Banks/financial institutions	34	36	0	0	64	66	98	102
Public utilities	0	0	0	0	427	420	427	420
Other corporate	0	0	0	0	223	217	223	217
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	231	197	231	197
Italy:
Sovereign	0	0	0	0	289	263	289	263
Banks/financial institutions	0	0	0	0	173	157	173	157
Public utilities	0	0	0	0	855	845	855	845
Other corporate	0	0	0	0	635	594	635	594
Spain:
Public utilities	0	0	0	0	404	380	404	380
Other corporate	0	0	0	0	231	224	231	224
Total gross and net funded exposure	$34	$36	$156	$155	$4,360	$4,141	$4,550	$4,332

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% of total investments in the banks and financial institutions sector at June 30, 2013 and December 31, 2012, and 1% of total investments in debt and perpetual securities at June 30, 2013 and December 31, 2012.

Ireland

As of June 30, 2013, our total direct exposure within Ireland consisted of senior unsecured bank obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $203 million and $122 million, respectively, were rated below investment grade at Ba2/BB+/BBB by Moody's, S&P and Fitch, respectively. We believe that these unrealized losses were more closely linked to the Irish government's aggressive approach to addressing its debt burden, which included the possibility of imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011 as the government has shifted its focus to reducing its debt burden. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of June 30, 2013, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of June 30, 2013. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $233 million and fair value of $165 million as of June 30, 2013. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly owned subsidiary of Hypo Real Estate Holding, a German licensed and regulated financial institution. Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland's bank re-structuring and capitalization plan. DEPFA was current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody's, S&P and Fitch, respectively, as of June 30, 2013.

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

Italy

Although Italy remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had downgrade actions for Italy in 2012, as of June 30, 2013, Italy remained rated investment grade by the three major rating agencies.

As of June 30, 2013, our total direct exposure within Italy was $2.0 billion, at amortized cost. This exposure comprised $254 million of direct investment in the sovereign of Italy; a senior unsecured bank obligation of $152 million; and several utility and industrial companies of $765 million and $875 million, respectively. Our total exposure to Italy-based utility companies contained $548 million of securities that have below-investment-grade put options.

We expect the operating environment will continue to be difficult in 2013 as the uncertainty of the recent elections combines with the planned austerity measures to reduce deficits. Meaningful economic growth will be difficult due to the aforementioned austerity measures and a contraction of bank credit. Although there has been substantial improvement, the political environment and the fiscal outlook remain tenuous, and Italy's economic and ratings profile is expected to remain under pressure in the short-term.

Corporate issuers domiciled in Italy will continue to carry sovereign rating risk, but we expect they will continue to meet obligations due to a variety of factors supporting their individual credit profile.

As of June 30, 2013, all of our Italian exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Portugal

As of June 30, 2013, our total direct exposure to Portugal was $244 million, at amortized cost. All of this exposure is to two electric utility issuers domiciled in Portugal; Redes Energeticas Nacionas SGPS, S.A. (REN) and Energias de Portugal SA (EDP). Our exposure to REN and EDP was $102 million and $142 million, respectively, at amortized cost. Both of these securities have been rated by external rating agencies and the Company as below investment grade as of June 30, 2013; however, they were both current on their obligations to us.

Our holdings domiciled in Portugal will continue to carry sovereign rating risk and could experience ratings pressure and difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of a variety of factors supporting their overall credit profile.

Spain

Although Spain remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had multiple downgrade actions for Spain throughout 2012, as of June 30, 2013, Spain remained rated investment grade by the three major rating agencies.

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

As of June 30, 2013, our total direct exposure to Spain was $861 million, at amortized cost. This exposure comprised $67 million of investments in sub-sovereign (i.e. regional governments) issuers; one Lower Tier II obligation of $34 million; and Spain-domiciled utilities and industrials of $355 million and $405 million, respectively.

Concerns about Spain's sovereign's fiscal and economic condition has led to an increase in its overall cost of funding. The increase in funding costs as well as concerns about fiscal and economic conditions also have had a negative impact on the Spanish sub-sovereigns' cost of funding and made access to credit almost impossible for them. We recognized an other-than-temporary impairment of $144 million on our Spanish sub-sovereign investment in Generalitat de Catalunya in the second quarter of 2012. As of June 30, 2013, our investment of $67 million, at amortized cost, in Generalitat de Catalunya was rated Ba3/BB/BBB- by Moody's, S&P, and Fitch, respectively, and we have classified this investment as below investment grade.

In the second quarter of 2013, we sold our below-investment grade Spanish senior unsecured bank investment issued by Bankia SA (Bancaja Emisiones SA Unipersonal), which had an amortized cost of $59 million at March 31, 2013, and realized a gain of $35 million on the sale.

Our holdings, especially utilities, domiciled in Spain will continue to carry sovereign rating risk and could experience ratings pressure and difficulty in accessing capital markets because of the risk. However, we expect they will continue to meet our debt obligations as a result of a variety of factors supporting their overall credit profile.

As of June 30, 2013, with the exception of the securities discussed above, the remaining securities of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

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

Apart from our direct investments in peripheral Eurozone sovereign debt, our other exposures as of June 30, 2013 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $622 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.6 billion, core Eurozone1 banks and financial institutions of $2.7 billion, core Eurozone non-banks (excluding sovereigns) of $5.4 billion, core Eurozone sovereigns of $594 million, and non-Eurozone2 holdings throughout the balance of Europe of $7.0 billion, all at amortized cost. Other exposures to the European sovereign debt crisis that are not possible to measure include the impact of slower economic activity throughout Europe and its impact on global economic growth; the impact of a potential break-up of the European Union; and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

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

Derisking

During the past couple years, we have had a general strategy of reducing the overall risk profile of our investment portfolio. During the first quarter of 2013, we reduced our exposure to European Tier I securities through a tender of our investment in UniCredit Bank AG (HVB Funding Trust I, III, & VI) which had an amortized cost of $257 million at December 31, 2012. During the second quarter of 2013, we reduced our exposure to peripheral Eurozone countries through the sale of our investment in Bankia SA, a below-investment-grade Spanish bank security which had an amortized cost of $59 million at March 31, 2013. Also during the second quarter of 2013, we reduced our exposure to non-Eurozone European countries through the sale of our investment in SEB AB, a bank perpetual security which had an amortized cost of $159 million at March 31, 2013. Our efforts in 2011 and 2012 were largely focused on reducing our exposure to European issuers and to banks and financial institutions. As a result of these derisking activities, we have significantly reduced our exposure to these areas. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries of $3.3 billion comprised 5.9% of total investments and cash, declining to $943 million, or .9% of total investments and cash, by the end of the second quarter of 2013. At the start of 2008, investments in perpetual securities of $8.3 billion comprised 14.7% of total investments and cash, declining to $3.3 billion, or 3.1% of total investments and cash, by the end of the second quarter of 2013. As a result of these portfolio activities, we have dramatically reduced the impact to our portfolio from the European financial crisis. We will continue to be vigilant in monitoring our holdings and evaluating opportunities that may arise to further and appropriately reduce, reposition, and manage the risks in our portfolio.
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

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	June 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$63,927	$65,047	$67,116	$70,026
Perpetual securities	127	146	128	146
Equity securities	9	14	11	13
Total publicly issued	64,063	65,207	67,255	70,185
Privately issued securities:
Fixed maturities	34,169	33,524	40,723	42,068
Perpetual securities	3,139	2,688	4,085	4,156
Equity securities	8	8	9	10
Total privately issued	37,316	36,220	44,817	46,234
Total investment securities	$101,379	$101,427	$112,072	$116,419

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2013	December 31, 2012
Privately issued securities as a percentage of total debt and perpetual securities	36.8%	40.0%
Privately issued securities held by Aflac Japan	$34,330	$41,624
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	33.9%	37.1%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2013	December 31, 2012
Privately issued reverse-dual currency securities	$7,677	$9,916
Publicly issued collateral structured as reverse-dual currency securities	2,611	2,781
Total reverse-dual currency securities	$10,288	$12,697
Reverse-dual currency securities as a percentage of total debt and perpetual securities	10.1%	11.3%
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

Below-Investment-Grade and Split-Rated Securities
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.
Below-Investment-Grade Securities(1)

	June 30, 2013				December 31, 2012
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Israel Electric Corporation Limited	$700	$657	$606	$(51)	$797	$748	$716	$(32)
Republic of Tunisia	477	296	298	2	739	496	496	0
Investcorp Capital Limited	425	425	309	(116)	477	477	418	(59)
Commerzbank AG (includes Dresdner Bank)	406	261	306	45	462	297	394	97
SLM Corp (Sallie Mae)	334	334	219	(115)	*	*	*	*
Lloyds Banking Group PLC	328	294	338	44	328	292	351	59
UPM-Kymmene	314	314	225	(89)	358	358	263	(95)
Societe Generale(2)	254	253	194	(59)	289	288	302	14
Bank of Ireland	203	203	122	(81)	231	231	153	(78)
Generalitat de Catalunya	183	67	107	40	208	76	91	15
Tokyo Electric Power Co., Inc.	175	176	181	5	199	201	203	2
Energias de Portugal SA (EDP)	144	142	144	2	158	156	155	(1)
IKB Deutsche Industriebank AG	132	59	60	1	150	78	96	18
Redes Energeticas Nacionais SGPS,S.A. (REN)	101	101	91	(10)	116	116	100	(16)
Finance For Danish Industry (FIH)	101	52	53	1	116	90	100	10
Barclays Bank PLC(2)	65	48	60	12	65	48	62	14
Sparebanken Vest(2)	60	60	49	(11)	60	60	60	0
Unicredit Bank AG (HVB Funding Trust I, III, & VI)	0	0	0	0	341	257	257	0
CSAV (Tollo Shipping Co. S.A.)	0	0	0	0	277	117	145	28
Bankia SA (Bancaja Emisiones SA Unipersonal)	0	0	0	0	173	64	66	2
Other Issuers (below $50 million in par value)(3)	358	358	367	9	448	419	429	10
Total	$4,760	$4,100	$3,729	$(371)	$5,992	$4,869	$4,857	$(12)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Includes perpetual security
(3) Includes 13 issuers in 2013 and 14 issuers in 2012
In 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $480 million at June 30, 2013, compared with $414 million at December 31, 2012, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 4.0% of total debt and perpetual securities at June 30, 2013, compared with 4.3% at December 31, 2012, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at June 30, 2013 and December 31, 2012 were generally reported as available for sale and carried at fair value.

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As of the first quarter of 2012, our policy has been to utilize the second lowest rating designation assigned to the security, which in this case where there are only two ratings - one investment grade and one below investment grade - would result in the security being rated as below investment grade. In the event that the second lowest rating designation from the major credit rating agencies (Moody's, S&P and Fitch) is investment grade, our policies do not preclude us from assigning a below-investment-grade rating if our own internal analysis shows a credit deterioration has occurred and our assessment results in a rating below that which is assigned by such agencies. Our review in those cases includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $2.7 billion as of June 30, 2013, compared with $3.8 billion as of December 31, 2012, and represented 2.7% of total debt and perpetual securities, at amortized cost, at June 30, 2013, compared with 3.4% at December 31, 2012. The 10 largest split-rated securities as of June 30, 2013, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corporation Limited	$657	Below Investment Grade
SLM Corp. (Sallie Mae)	334	Below Investment Grade
Societe Generale(1)	253	Below Investment Grade
Bank of Ireland	203	Below Investment Grade
Barclays Bank PLC(1)(2)	173	Below Investment Grade/ Investment Grade
Deutsche Bank Capital Trust II & Capital Funding Trust I(1)	163	Investment Grade
Transnet Ltd.	152	Investment Grade
Energias de Portugal SA (EDP)	142	Below Investment Grade
Goldman Sachs Capital I	120	Investment Grade
Redes Energeticas Nacionais (REN)	101	Below Investment Grade
(1) Perpetual security
(2) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($125 million amortized cost) are IG and the Tier I holdings ($48 million amortized cost) are BIG

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; and foreign currency options, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information.
Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of June 30, 2013.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$54,080	$54,449	53.7%	$2,567	$2,198
Below-investment-grade securities	4,564	4,195	4.1	179	548
Held-to-maturity securities:
Investment-grade securities	42,718	42,761	42.2	1,322	1,279
Total	$101,362	$101,405	100.0%	$4,068	$4,025

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of June 30, 2013.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$27,733	$2,198	$22,197	$1,420	$4,157	$479	$1,379	$299
Below- investment-grade securities	2,451	548	870	112	0	0	1,581	436
Held-to-maturity securities:
Investment-grade securities	12,062	1,279	6,539	445	893	78	4,630	756
Total	$42,246	$4,025	$29,606	$1,977	$5,050	$557	$7,590	$1,491
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of June 30, 2013.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$27,733	$2,198	$26,116	$1,726	$1,617	$472	$0	$0
Below- investment-grade securities	2,451	548	1,153	121	1,298	427	0	0
Held-to-maturity securities:
Investment-grade securities	12,062	1,279	9,810	723	2,252	556	0	0
Total	$42,246	$4,025	$37,079	$2,570	$5,167	$1,455	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2013.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Investcorp Capital Limited	BB	$425	$309	$(116)
SLM Corp (Sallie Mae)	BB	334	219	(115)
UPM-Kymmene	BB	314	225	(89)
Kommunal Landspankasse (KLP) (1)	BBB	249	165	(84)
Bank of Ireland	BB	203	122	(81)
Bank of America Corp	A	456	379	(77)
AXA (1)	BBB	325	249	(76)
KLM Royal Dutch Airlines (1)	BBB	272	203	(69)
DEPFA Bank PLC	BBB	233	165	(68)
Svenska Handelsbanken AB (1)	BBB	184	120	(64)
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
Investment Valuation and Cash
We estimate the fair values of our securities available for sale on a monthly basis. We monitor the estimated fair values obtained from our custodian, pricing vendors and brokers for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuations and Classifications Subcommittee, or VCS. Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. With the implementation in the first quarter of 2013 of the pricing change associated with privately issued securities as previously discussed, we have performed verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value.
Cash and cash equivalents totaled $2.4 billion, or 2.3% of total investments and cash, as of June 30, 2013, compared with $2.0 billion, or 1.7%, at December 31, 2012. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2013	December 31, 2012	% Change
Aflac Japan	$6,116	$6,801	(10.1)%	(1)
Aflac U.S.	2,912	2,857	1.9
Total	$9,028	$9,658	(6.5)%
(1)Aflac Japan’s deferred policy acquisition costs increased 2.4% in yen during the six months ended June 30, 2013.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2013	December 31, 2012	% Change
Aflac Japan	$81,830	$89,183	(8.2)%	(1)
Aflac U.S.	8,794	8,534	3.0
Other	2	3	(33.3)
Total	$90,626	$97,720	(7.3)%
(1)Aflac Japan’s policy liabilities increased 4.5% in yen during the six months ended June 30, 2013.
Notes Payable
Notes payable totaled $4.9 billion at June 30, 2013, compared with $4.4 billion at December 31, 2012. The ratio of adjusted debt to total capitalization was 23.9% as of June 30, 2013, compared with 23.4% as of December 31, 2012. Adjusted debt is the sum of gross notes payable, less 50% of our subordinated debentures and the portion of our senior notes designated as pre-funding of our 2014 maturities. Total capitalization is the sum of adjusted debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities and derivatives. See Note 6 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains a portfolio of dollar-denominated securities, which serves as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency swaps, forwards and options as derivative hedges of our net investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and six-month periods ended June 30, 2013 and 2012, respectively.

The yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs requires that we derecognize our yen-denominated investment in the VIE and recognize the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan. Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards that we have entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan.
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2013	December 31, 2012
Aflac Japan net assets	$11,898	$13,580
Aflac Japan dollar-denominated net assets	(8,061)	(8,317)
Consolidated yen-denominated net assets (liabilities)	$3,837	$5,263

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, foreign currency forwards, options, and swaps as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $3,575 million as of June 30, 2013 and partially hedged at $850 million as of December 31, 2012.
Cash Flow Hedges
We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of June 30, 2013, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three- and six-month periods ended June 30, 2013 and 2012, respectively.
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
Off-Balance Sheet Arrangements

As of June 30, 2013, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2013	2012
Dividends declared or paid by Aflac	$327	$0
Management fees paid by Aflac	153	128
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company’s sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.
The Parent Company also accesses debt security markets to provide additional sources of capital. We filed a shelf registration statement with the SEC in May 2012 which enables us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2015. In June 2013, the Parent Company issued $700 million of senior notes under this registration statement. In December 2011, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through January 2014. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 6 of the Notes to the Consolidated Financial Statements.
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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provided for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings would have born interest at LIBOR plus the applicable margin of 1.025%. We terminated this agreement in March 2013, and the Parent Company and Aflac entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. As of June 30, 2013, no borrowings were outstanding under our 50 billion yen revolving credit agreement.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable at June 30, 2013. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2013	2012
Operating activities	$5,698	$7,245
Investing activities	(5,810)	(8,058)
Financing activities	526	725
Exchange effect on cash and cash equivalents	(67)	(31)
Net change in cash and cash equivalents	$347	$(119)
Operating Activities
The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2013	2012
Aflac Japan	$5,202	$6,968
Aflac U.S. and other operations	496	277
Total	$5,698	$7,245
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2013	2012
Aflac Japan	$(5,557)	$(7,794)
Aflac U.S. and other operations	(253)	(264)
Total	$(5,810)	$(8,058)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our debt and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected debt and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% of the year-to-date average investment portfolio of debt and perpetual securities available for sale during the six-month periods ended June 30, 2013 and 2012.
Financing Activities
Consolidated cash provided by financing activities was $526 million in the first six months of 2013, compared with consolidated cash provided by financing activities of $725 million for the same period of 2012. In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The Parent Company intends to use the net proceeds from the offering to repay, redeem or repurchase, in whole or in part, one or more of the Company's (i) 28.7 billion yen fixed interest rate Samurai notes due July 2014, (ii) 5.5 billion yen variable interest rate Samurai notes due July 2014, and (iii) $300 million senior notes due August 2015. The balance of the net proceeds is expected to be used for general corporate purposes, including capital contributions to subsidiaries, if needed. For information regarding the debt issuances in 2012, see Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

Cash returned to shareholders through dividends and treasury stock purchases was $602 million during the six-month period ended June 30, 2013, compared with $306 million during the six-month period ended June 30, 2012.

See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the five-year senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in March 2013 in the amount of 50 billion yen. As of June 30, 2013, no borrowings were outstanding under our 50 billion yen revolving credit agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at June 30, 2013.
The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2013	2012
Treasury stock purchases	$287	$10
Number of shares purchased:
Open market	5,263	0
Other	144	205
Total shares purchased	5,407	205

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2013	2012
Stock issued from treasury:
Cash financing	$39	$11
Noncash financing	36	35
Total stock issued from treasury	$75	$46
Number of shares issued	1,671	1,112
During the first six months of 2013, we repurchased 5.3 million shares of our common stock for $279 million as part of our share repurchase program. As of June 30, 2013, a remaining balance of 17.2 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. We plan to purchase a total of $600 million of our common stock in 2013. Additionally, our current plan remains to increase our share repurchase activity in 2014 by purchasing $600 to $900 million of our common stock shares.

Cash dividends paid to shareholders were $.35 per share in the second quarter of 2013, compared with $.33 per share in the second quarter of 2012. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2013	2012
Dividends paid in cash	$315	$296
Dividends through issuance of treasury shares	12	12
Total dividends to shareholders	$327	$308

In July 2013, the board of directors declared the third quarter cash dividend of $.35 per share. The dividend is payable on September 3, 2013, to shareholders of record at the close of business on August 21, 2013.
Regulatory Restrictions
Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. We estimate that Aflac’s company action level RBC ratio as of June 30, 2013 may exceed 700%, which is higher than our ratio as of December 31, 2012 of 630%. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2013 in excess of $2.3 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard. While we have not yet completed our FSA financial statements for the second quarter of 2013, we estimate that as of June 30, 2013, Aflac Japan's solvency margin ratio (SMR) will be approximately 585%, compared with 686% at the end of the first quarter. The decline in the SMR was primarily due to a spike in U.S. interest rates and the increase in Japanese interest rates, which lowered fair values of the available-for-sale investment portfolio in Japan. The estimate for the SMR remains at the high end of our targeted range of 500% to 600%. Given the sensitivity of the solvency margin ratio to interest rate changes, we have entered into a five-year senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We continue to evaluate alternatives for reducing the sensitivity of the solvency margin ratio against interest rate and foreign exchange rate changes.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars)	2013	2012
Aflac Japan management fees paid to Parent Company	$19	$14
Expenses allocated to Aflac Japan	41	30
In July 2013, Aflac Japan remitted profits to Aflac U.S. of 76.8 billion yen, or $771 million, compared with profit remittances of 33.1 billion yen, or $422 million, in 2012. We had entered into foreign exchange forwards and options as part of a hedging strategy on 65.0 billion yen of the 2013 repatriation, resulting in $24 million of additional funds received when the yen was exchanged into dollars. We anticipate that there will not be any further profit remittances from Aflac Japan during the remainder of 2013.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2013, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	22,422,204
February 1 - February 28	1,570,020		49.89	1,455,000	20,967,204
March 1 - March 31	1,530,799		50.79	1,523,800	19,443,404
April 1 - April 30	0		0.00	0	19,443,404
May 1 - May 31	1,808		55.61	0	19,443,404
June 1 - June 30	2,284,549		56.69	2,284,000	17,159,404
Total	5,387,176	(2)	$53.03	5,262,800	17,159,404	(1)
(1)The total remaining shares available for purchase at June 30, 2013, consisted of 17,159,404 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.
(2)During the first six months of 2013, 2,357 shares were purchased in connection with income tax withholding obligations related
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
Eighth Supplemental Indenture, dated as of June 10, 2013, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2023) - incorporated by reference from Form 8-K dated June 10, 2013, Exhibit 4.1 (File No. 001-07434).

	4.10	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee - incorporated by reference from Form 8-K dated October 1, 2012, Exhibit 4.1 (File No. 001-07434).

	4.11	-
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

10.8*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.9*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.10*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.11*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-
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

10.15*	-	2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012) – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.16*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.17*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.18*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.19*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.20*	-	U.S. Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.21*	-	Japan Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.22*	-	Notice of time based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.23*	-	Notice of performance based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.24*	-	U.S. Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).

10.25*	-	Japan Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.26*	-	U.S. Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.27*	-	Japan Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.28*	-	U.S. Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.29*	-	Japan Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan (as amended and restated March 14, 2012).
10.30*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.31*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.32*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.33*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.34*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.36*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.37*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.38*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.39*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.40*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated March 7, 2012 - incorporated by reference from Form 10-Q for March 31, 2012, Exhibit 10.36 (File No. 001-07434).
10.41*	-
Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.42*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.43*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.44*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012 – incorporated by reference from 2012 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.46*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated August 6, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 6, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 6, 2013, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 6, 2013	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

August 6, 2013	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer