Form 10-Q
period 2013-09-30
AFLAC INC
filed 2013-11-05
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 29, 2013
Common Stock, $.10 Par Value	466,090,298

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2013

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2013, and 2012, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2013, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2013 and 2012, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 5, 2013

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2013	2012	2013	2012
Revenues:
Premiums, principally supplemental health insurance	$5,028	$5,660	$15,225	$16,505
Net investment income	821	869	2,467	2,597
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(10)	(97)	(65)	(643)
Sales and redemptions	72	288	277	358
Derivative and other gains (losses)	(40)	95	167	108
Total realized investment gains (losses)	22	286	379	(177)
Other income	15	32	67	64
Total revenues	5,886	6,847	18,138	18,989
Benefits and expenses:
Benefits and claims	3,485	3,932	10,417	11,341
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	256	281	790	838
Insurance commissions	388	442	1,158	1,309
Insurance expenses	568	595	1,631	1,745
Interest expense	71	67	211	186
Other operating expenses	49	50	143	147
Total acquisition and operating expenses	1,332	1,435	3,933	4,225
Total benefits and expenses	4,817	5,367	14,350	15,566
Earnings before income taxes	1,069	1,480	3,788	3,423
Income taxes	367	463	1,305	1,138
Net earnings	$702	$1,017	$2,483	$2,285
Net earnings per share:
Basic	$1.51	$2.17	$5.34	$4.90
Diluted	1.50	2.16	5.31	4.87
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	464,324	467,422	465,325	466,702
Diluted	467,391	469,721	468,052	468,951
Cash dividends per share	$.35	$.33	$1.05	$.99
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2013	2012	2013	2012
Net earnings	$702	$1,017	$2,483	$2,285
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	5	76	(373)	8
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	255	1,430	(3,553)	1,435
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(94)	(213)	(220)	284
Unrealized gains (losses) on derivatives during period	2	2	(5)	(6)
Pension liability adjustment during period	0	(33)	8	(30)
Total other comprehensive income (loss) before income taxes	168	1,262	(4,143)	1,691
Income tax expense (benefit) related to items of other comprehensive income (loss)	(211)	347	(967)	569
Other comprehensive income (loss), net of income taxes	379	915	(3,176)	1,122
Total comprehensive income (loss)	$1,081	$1,932	$(693)	$3,407
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	September 30, 2013 (Unaudited)		December 31, 2012
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $51,813 in 2013 and $48,355 in 2012)	$51,949		$51,466
Fixed maturities - consolidated variable interest entities (amortized cost $4,598 in 2013 and $5,058 in 2012)	4,974		5,787
Perpetual securities (amortized cost $2,789 in 2013 and $3,654 in 2012)	2,484		3,728
Perpetual securities - consolidated variable interest entities (amortized cost $504 in 2013 and $559 in 2012)	457		574
Equity securities (cost $18 in 2013 and $20 in 2012)	22		23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $44,502 in 2013 and $54,554 in 2012)	43,351		54,137
Fixed maturities - consolidated variable interest entities (fair value $254 in 2013 and $287 in 2012)	256		289
Other investments	470		174
Cash and cash equivalents	2,749		2,041
Total investments and cash	106,712		118,219
Receivables	950		976
Accrued investment income	775		842
Deferred policy acquisition costs	9,173		9,658
Property and equipment, at cost less accumulated depreciation	510		564
Other	1,798	(1)	835	(1)
Total assets	$119,918		$131,094
(1) Includes $165 in 2013 and $191 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2013 (Unaudited)		December 31, 2012
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$72,744		$76,463
Unpaid policy claims	3,853		4,034
Unearned premiums	11,601		11,904
Other policyholders’ funds	5,739		5,319
Total policy liabilities	93,937		97,720
Income taxes	3,255		3,858
Payables for return of cash collateral on loaned securities	628		6,277
Notes payable	4,953		4,352
Other	2,487	(2)	2,909	(2)
Commitments and contingent liabilities (Note 11)
Total liabilities	105,260		115,116
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2013 and 2012; issued 666,493 shares in 2013 and 665,239 shares in 2012	67		67
Additional paid-in capital	1,605		1,505
Retained earnings	19,380		17,387
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(418)		333
Unrealized gains (losses) on investment securities	143		2,570
Unrealized gains (losses) on derivatives	(8)		(5)
Pension liability adjustment	(178)		(183)
Treasury stock, at average cost	(5,933)		(5,696)
Total shareholders’ equity	14,658		15,978
Total liabilities and shareholders’ equity	$119,918		$131,094
(2) Includes $247 in 2013 and $399 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2013	2012
Common stock:
Balance, beginning of period	$67	$66
Balance, end of period	67	66
Additional paid-in capital:
Balance, beginning of period	1,505	1,408
Exercise of stock options	38	19
Share-based compensation	22	25
Gain (loss) on treasury stock reissued	40	21
Balance, end of period	1,605	1,473
Retained earnings:
Balance, beginning of period	17,387	15,148
Net earnings	2,483	2,285
Dividends to shareholders	(490)	(464)
Balance, end of period	19,380	16,969
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,715	1,965
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(751)	27
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	(2,427)	1,117
Unrealized gains (losses) on derivatives during period, net of income taxes	(3)	(4)
Pension liability adjustment during period, net of income taxes	5	(18)
Balance, end of period	(461)	3,087
Treasury stock:
Balance, beginning of period	(5,696)	(5,641)
Purchases of treasury stock	(307)	(13)
Cost of shares issued	70	44
Balance, end of period	(5,933)	(5,610)
Total shareholders’ equity	$14,658	$15,985
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2013		2012
Cash flows from operating activities:
Net earnings	$2,483		$2,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(29)		(203)
Increase in deferred policy acquisition costs	(319)		(481)
Increase in policy liabilities	5,653		9,371
Change in income tax liabilities	422		385
Realized investment (gains) losses	(379)		177
Other, net	(672)		(83)
Net cash provided (used) by operating activities	7,159		11,451
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	9,354		5,376
Fixed maturities matured or called	2,049		1,616
Perpetual securities sold	212		1,389
Perpetual securities matured or called	259		378
Securities held to maturity:
Fixed maturities matured or called	5,619		1,579
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(16,937)		(12,815)
Held-to-maturity fixed maturities acquired	(1,180)		(15,629)
Settlement of derivatives	(1,496)		0
Cash received as collateral on loaned securities, net	(5,606)		5,752
Other, net	205		(145)
Net cash provided (used) by investing activities	(7,521)		(12,499)
Cash flows from financing activities:
Purchases of treasury stock	(307)		(13)
Proceeds from borrowings	700		1,456
Principal payments under debt obligations	0		(340)
Dividends paid to shareholders	(472)		(445)
Change in investment-type contracts, net	1,138		1,095
Treasury stock reissued	59		19
Other, net	15		9
Net cash provided (used) by financing activities	1,133		1,781
Effect of exchange rate changes on cash and cash equivalents	(63)		3
Net change in cash and cash equivalents	708		736
Cash and cash equivalents, beginning of period	2,041		2,249
Cash and cash equivalents, end of period	$2,749		$2,985
Supplemental disclosures of cash flow information:
Income taxes paid	$673		$762
Interest paid	139		119
Noncash interest	72	(1)	66	(1)
Impairment losses included in realized investment losses	65		643
Noncash financing activities:
Capitalized lease obligations	0		3
Treasury stock issued for:
Associate stock bonus	28		24
Shareholder dividend reinvestment	18		19
Share-based compensation grants	5		3
(1) Consists primarily of accreted interest on discounted advance premiums
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 75% and 78% of the Company's total revenues in the nine-month periods ended September 30, 2013, and 2012, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 85% at September 30, 2013, and 87% at December 31, 2012.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2013, and December 31, 2012, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2013, and 2012, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2013, and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2012.

Significant Accounting Policies

We have updated the disclosure in the accounting policy for income taxes and have added our accounting policy for reinsurance. All other categories of significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2012.

Income Taxes: Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing our income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. We record deferred tax assets for tax positions taken based on our assessment of whether the tax position is more likely than not to be sustained upon examination by taxing authorities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. In the second quarter of 2013, we recorded a valuation allowance of $237 million related to the deferred tax assets associated with our unrealized investment losses recorded in other comprehensive income. In the third quarter of 2013, we released this $237 million valuation allowance because it was more likely than not that the deferred tax assets related to unrealized investment losses will be realized in the future.

As discussed in the Translation of Foreign Currencies section in Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, Aflac Japan maintains certain dollar-denominated investments. While there are no translation effects to record in other comprehensive income (loss), the deferred tax expense or benefit associated with foreign exchange gains or losses on this portfolio is recognized in other comprehensive income (loss) until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a tax benefit of $38 million during the three-month period ended September 30, 2013, and a tax benefit of $86 million during the three-month period ended September 30, 2012, for these dollar-denominated investments. Excluding these amounts from total taxes on other comprehensive income (loss) would result in an effective income tax rate on pretax other comprehensive income (loss) of (102.3)% and 34.4% in the three-month periods ended September 30, 2013 and 2012, respectively. In addition, excluding the release of the tax valuation allowance in the three-month period ended September 30, 2013, the effective income tax rate on pretax other comprehensive income (loss) would have been 38.8%. Total income tax expense (benefit) related to items of other comprehensive income (loss) included tax expense of $614 million during the nine-month period ended September 30, 2013, and a tax benefit of $25 million during the nine-month period ended September 30, 2012, for these dollar-denominated investments. Excluding these amounts from total taxes on other comprehensive income (loss) would result in an effective income tax rate on pretax other comprehensive income (loss) of 38.1% and 35.2% in the nine-month periods ended September 30, 2013 and 2012, respectively.

Reinsurance: We enter into reinsurance agreements with other companies in the normal course of business. For each of our reinsurance agreements, we determine if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, benefits and deferred acquisition costs (DAC) are reported net of insurance ceded. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

New Accounting Pronouncements
Recently Adopted Accounting Pronouncements

Derivatives and hedging: In July 2013, the FASB issued an update which allows entities to use the Federal Funds Effective Swap Rate, also referred to as the Overnight Index Swap Rate (OIS), as a benchmark interest rate for hedge accounting purposes. Previously the only acceptable benchmark rates for hedge accounting purposes under GAAP were U.S. Treasury rates and the London Interbank Offered Rate (LIBOR) swap rate. This update reflects the evolution of market hedging practices and is intended to provide more flexibility in hedging interest rate risk. We adopted this guidance in the third quarter of 2013 on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the effective date of July 17, 2013. The adoption of the guidance had no impact on our financial position or results of operations.

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

We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings includes interest cash flows associated with notes payable and excludes the following items from net earnings on an after-tax basis: realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items. We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Revenues:
Aflac Japan:
Earned premiums	$3,735	$4,405	$11,357	$12,769
Net investment income	659	713	1,986	2,134
Other income	8	22	46	38
Total Aflac Japan	4,402	5,140	13,389	14,941
Aflac U.S.:
Earned premiums	1,293	1,254	3,868	3,736
Net investment income	159	153	473	457
Other income	1	5	4	10
Total Aflac U.S.	1,453	1,412	4,345	4,203
Other business segments	11	10	38	40
Total business segment revenues	5,866	6,562	17,772	19,184
Realized investment gains (losses)	22	286	379	(177)
Corporate	71	65	229	197
Intercompany eliminations	(73)	(66)	(242)	(215)
Total revenues	$5,886	$6,847	$18,138	$18,989

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Pretax earnings:
Aflac Japan	$846	$994	$2,775	$2,998
Aflac U.S.	269	260	833	789
Total business segment pretax operating earnings	1,115	1,254	3,608	3,787
Interest expense, noninsurance operations	(50)	(45)	(147)	(134)
Corporate and eliminations	(18)	(15)	(52)	(53)
Pretax operating earnings	1,047	1,194	3,409	3,600
Realized investment gains (losses)	22	286	379	(177)
Total earnings before income taxes	$1,069	$1,480	$3,788	$3,423
Income taxes applicable to pretax operating earnings	$360	$363	$1,173	$1,200
Effect of foreign currency translation on operating earnings	(97)	2	(271)	28

Assets were as follows:

(In millions)	September 30, 2013	December 31, 2012
Assets:
Aflac Japan	$101,471	$113,678
Aflac U.S.	16,135	16,122
Other business segments	153	154
Total business segment assets	117,759	129,954
Corporate	19,821	20,318
Intercompany eliminations	(17,662)	(19,178)
Total assets	$119,918	$131,094

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,744	$445	$22	$13,167
Mortgage- and asset-backed securities	614	34	0	648
Public utilities	2,816	96	78	2,834
Sovereign and supranational	1,055	82	0	1,137
Banks/financial institutions	3,088	163	322	2,929
Other corporate	4,178	139	247	4,070
Total yen-denominated	24,495	959	669	24,785
Dollar-denominated:
U.S. government and agencies	93	9	3	99
Municipalities	1,016	56	15	1,057
Mortgage- and asset-backed securities	167	17	0	184
Public utilities	5,018	369	206	5,181
Sovereign and supranational	462	82	1	543
Banks/financial institutions	3,527	329	48	3,808
Other corporate	21,633	911	1,278	21,266
Total dollar-denominated	31,916	1,773	1,551	32,138
Total fixed maturities	56,411	2,732	2,220	56,923
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,811	108	403	2,516
Other corporate	274	0	65	209
Dollar-denominated:
Banks/financial institutions	208	22	14	216
Total perpetual securities	3,293	130	482	2,941
Equity securities	18	5	1	22
Total securities available for sale	$59,722	$2,867	$2,703	$59,886

	September 30, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$24,708	$1,366	$0	$26,074
Municipalities	432	49	0	481
Mortgage- and asset-backed securities	66	3	0	69
Public utilities	4,359	168	184	4,343
Sovereign and supranational	3,219	160	104	3,275
Banks/financial institutions	6,905	143	493	6,555
Other corporate	3,918	213	172	3,959
Total yen-denominated	43,607	2,102	953	44,756
Total securities held to maturity	$43,607	$2,102	$953	$44,756

	December 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,612	$349	$81	$12,880
Mortgage- and asset-backed securities	746	40	1	785
Public utilities	3,608	116	72	3,652
Sovereign and supranational	1,404	71	0	1,475
Banks/financial institutions	3,455	233	180	3,508
Other corporate	5,656	241	153	5,744
Total yen-denominated	27,481	1,050	487	28,044
Dollar-denominated:
U.S. government and agencies	93	24	0	117
Municipalities	1,045	156	6	1,195
Mortgage- and asset-backed securities	188	58	0	246
Public utilities	4,204	658	17	4,845
Sovereign and supranational	476	123	2	597
Banks/financial institutions	3,626	506	6	4,126
Other corporate	16,300	1,878	95	18,083
Total dollar-denominated	25,932	3,403	126	29,209
Total fixed maturities	53,413	4,453	613	57,253
Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,635	193	161	3,667
Other corporate	309	43	0	352
Dollar-denominated:
Banks/financial institutions	269	23	9	283
Total perpetual securities	4,213	259	170	4,302
Equity securities	20	4	1	23
Total securities available for sale	$57,646	$4,716	$784	$61,578

	December 31, 2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$32,043	$356	$67	$32,332
Municipalities	492	30	2	520
Mortgage- and asset-backed securities	90	4	0	94
Public utilities	4,924	233	106	5,051
Sovereign and supranational	3,209	192	84	3,317
Banks/financial institutions	9,211	211	431	8,991
Other corporate	4,457	187	108	4,536
Total yen-denominated	54,426	1,213	798	54,841
Total securities held to maturity	$54,426	$1,213	$798	$54,841

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities, including a change in valuation methodology for determining fair value of privately issued securities as of the first quarter of 2013, are described in Note 5.

During the third and first quarters of 2013, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio. During the second quarter of 2013, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $297 million and an unrealized loss of $108 million.

During the third quarter of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, this security had an amortized cost of $206 million after it was written down to its fair value in the third quarter of 2012. During the second quarter of 2012, we reclassified five investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, the securities had an aggregate amortized cost of $842 million and an aggregate unrealized loss of $268 million. During the first quarter of 2012, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $122 million and an unrealized loss of $23 million.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at September 30, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$741	$748	$56	$56
Due after one year through five years	2,048	2,141	415	473
Due after five years through 10 years	9,814	9,589	1,458	1,563
Due after 10 years	32,306	32,149	8,555	9,123
Mortgage- and asset-backed securities	684	727	39	47
Total fixed maturities available for sale	$45,593	$45,354	$10,523	$11,262
Held to maturity:
Due in one year or less	$139	$140	$0	$0
Due after one year through five years	1,142	1,217	0	0
Due after five years through 10 years	2,275	2,359	0	0
Due after 10 years	39,986	40,971	0	0
Mortgage- and asset-backed securities	65	69	0	0
Total fixed maturities held to maturity	$43,607	$44,756	$0	$0

At September 30, 2013, the Parent Company had a portfolio of available-for-sale fixed-maturity securities totaling $295 million at amortized cost and $307 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$1,107	$988	$5	$5
Due after five years through 10 years	274	209	0	0
Due after 10 years	1,808	1,639	99	100
Total perpetual securities available for sale	$3,189	$2,836	$104	$105

Investment Concentrations

Our investment process begins with an independent approach to underwriting each issuer's fundamental credit quality. We evaluate independently those factors which we believe could influence an issuer's ability to make payments under the contractual terms of our instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). We further evaluate the investment considering broad business and portfolio management objectives, including asset/liability needs, portfolio diversification, and expected income.

Banks and Financial Institutions

One of our largest investment sector concentrations as of September 30, 2013, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	September 30, 2013		December 31, 2012
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$13,520	13%	$16,292	14%
Fair value	13,292	12	16,625	14
Perpetual securities:
Upper Tier II:
Amortized cost	$2,102	2%	$2,825	3%
Fair value	1,941	2	2,919	3
Tier I:
Amortized cost	917	1	1,079	1
Fair value	791	1	1,031	1
Total:
Amortized cost	$16,539	16%	$20,196	18%
Fair value	16,024	15	20,575	18
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$92	$313	$284	$346
Gross losses from sales	(24)	(1)	(30)	(37)
Net gains (losses) from redemptions	4	0	25	2
Other-than-temporary impairment losses	(10)	(70)	(64)	(400)
Held to maturity:
Net gains (losses) from redemptions	0	0	0	3
Total fixed maturities	62	242	215	(86)
Perpetual securities:
Available for sale:
Gross gains from sales	0	12	0	82
Gross losses from sales	0	(36)	(2)	(98)
Net gains (losses) from redemptions	0	0	0	60
Other-than-temporary impairment losses	0	(27)	0	(243)
Total perpetual securities	0	(51)	(2)	(199)
Equity securities:
Other-than-temporary impairment losses	0	0	(1)	0
Total equity securities	0	0	(1)	0
Derivatives and other:
Derivative gains (losses)	(41)	95	157	108
Other	1	0	10	0
Total derivatives and other	(40)	95	167	108
Total realized investment gains (losses)	$22	$286	$379	$(177)

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

In addition to the usual investment risk associated with a debt instrument, our perpetual security holdings are largely issued by banks that are integral to the financial markets of the sovereign country of the issuer. As a result of the issuer's position within the economy of the sovereign country, our perpetual securities may be subject to a higher risk of nationalization of their issuers in connection with capital injections from an issuer's sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer's capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and preserve the issuer's capital. Beyond the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase our regulatory capital requirements. We consider these factors in our credit review process.

When determining our intention to sell a security prior to recovery of its fair value to amortized cost, we evaluate facts and circumstances such as, but not limited to, future cash flow needs, decisions to reposition our security portfolio, and risk profile of individual investment holdings. We perform ongoing analyses of our liquidity needs, which includes cash flow testing of our policy liabilities, debt maturities, projected dividend payments and other cash flow and liquidity needs. Our cash flow testing includes extensive duration analysis of our investment portfolio and policy liabilities. Based on our analyses, we have concluded that we have sufficient excess cash flows to meet our liquidity needs without selling any of our investments prior to their maturity.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2013		2012		2013		2012
Perpetual securities	$0		$27		$0		$243
Corporate bonds	3		70		41		253
Mortgage- and asset-backed securities	0		0		0		3
Sovereign and supranational	7		0		23		144
Equity securities	0		0		1		0
Total other-than-temporary impairment losses realized	$10	(1)	$97	(1)	$65	(1)	$643	(1)
(1) Includes $0 and $70 for the three-month periods and $0 and $365 for the nine-month periods ended September 30, 2013 and 2012, respectively, for credit-related impairments; $0 and $27 for the three-month periods and $1 and $27 for the nine-month periods ended September 30, 2013 and 2012, respectively, for impairments due to severity and duration of decline in fair value; and $10 and $0 for the three-month periods and $64 and $251 for the nine-month periods ended September 30, 2013 and 2012, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2013	December 31, 2012
Unrealized gains (losses) on securities available for sale	$164	$3,932
Unamortized unrealized gains on securities transferred to held to maturity	14	20
Deferred income taxes	(35)	(1,382)
Shareholders’ equity, unrealized gains (losses) on investment securities	$143	$2,570

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$1,933	$22	$1,933	$22	$0	$0
Municipalities:
Dollar-denominated	196	15	163	10	33	5
Public utilities:
Dollar-denominated	2,314	206	2,297	203	17	3
Yen-denominated	3,367	262	2,123	134	1,244	128
Sovereign and supranational:
Dollar-denominated	43	1	43	1	0	0
Yen-denominated	935	104	554	25	381	79
Banks/financial institutions:
Dollar-denominated	816	48	784	44	32	4
Yen-denominated	5,455	815	2,704	171	2,751	644
Other corporate:
Dollar-denominated	12,903	1,278	12,532	1,207	371	71
Yen-denominated	3,857	419	2,642	242	1,215	177
U.S. government and agencies:
Dollar-denominated	37	3	37	3	0	0
Total fixed maturities	31,856	3,173	25,812	2,062	6,044	1,111
Perpetual securities:
Dollar-denominated	71	14	51	9	20	5
Yen-denominated	1,916	468	1,362	248	554	220
Total perpetual securities	1,987	482	1,413	257	574	225
Equity securities	5	1	5	1	0	0
Total	$33,848	$3,656	$27,230	$2,320	$6,618	$1,336

	December 31, 2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$17,342	$148	$17,342	$148	$0	$0
Municipalities:
Dollar-denominated	34	6	1	0	33	6
Yen-denominated	56	2	56	2	0	0
Mortgage- and asset- backed securities:
Yen-denominated	136	1	0	0	136	1
Public utilities:
Dollar-denominated	736	17	736	17	0	0
Yen-denominated	3,920	178	1,339	31	2,581	147
Sovereign and supranational:
Dollar-denominated	31	2	0	0	31	2
Yen-denominated	1,244	84	507	13	737	71
Banks/financial institutions:
Dollar-denominated	276	6	180	3	96	3
Yen-denominated	6,918	611	1,935	28	4,983	583
Other corporate:
Dollar-denominated	4,534	95	4,404	86	130	9
Yen-denominated	4,013	261	1,635	40	2,378	221
Total fixed maturities	39,240	1,411	28,135	368	11,105	1,043
Perpetual securities:
Dollar-denominated	136	9	120	0	16	9
Yen-denominated	1,315	161	0	0	1,315	161
Total perpetual securities	1,451	170	120	0	1,331	170
Equity securities	6	1	3	0	3	1
Total	$40,697	$1,582	$28,258	$368	$12,439	$1,214

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

For any significant declines in fair value, we perform a more focused review of the related issuers' credit profile. For corporate issuers, we evaluate their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, we analyze all sources of credit support, including issuer-specific factors. We utilize information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. We also consider ratings from the Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security we own including seniority in the issuer's capital structure, covenant protections, or other relevant features. From these reviews, we evaluate the issuers' continued ability to service our investment through payment of interest and principal.

The following table provides more information on our unrealized loss positions.

	September 30, 2013			December 31, 2012
(In millions)	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities
Fixed Maturities:
Japan government and agencies	6%	1%	100%	43%	9%	100%
Public utilities	17	13	88	11	12	69
Sovereign and supranational	3	3	100	3	6	96
Banks/financial institutions	19	24	67	18	39	76
Other corporate	49	46	93	21	23	72
Total fixed maturities	94%	87%		96%	89%
Perpetual securities	6	13	87	4	11	100
Total	100%	100%		100%	100%

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

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		September 30, 2013			December 31, 2012
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$161	$179	$18	$460	$488	$28
	BBB	1,686	1,559	(127)	2,077	2,129	52
	BB or lower	255	203	(52)	288	302	14
Total Upper Tier II		2,102	1,941	(161)	2,825	2,919	94
Tier I:
	BBB	804	675	(129)	966	904	(62)
	BB or lower	113	116	3	113	127	14
Total Tier I		917	791	(126)	1,079	1,031	(48)
Other subordinated - non-banks	BBB	274	209	(65)	309	352	43
Total		$3,293	$2,941	$(352)	$4,213	$4,302	$89

During the first nine months of 2013, our aggregate holdings in perpetual securities moved from an unrealized gain of $89 million to an unrealized loss of $352 million. This change is primarily due to a refinement in our methodology for valuing privately issued securities, including perpetual securities, that was implemented in the first quarter of 2013 (see Note 5).

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
Investments in Consolidated Variable Interest Entities

	September 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,598	$4,974	$5,058	$5,787
Perpetual securities, available for sale	504	457	559	574
Fixed maturities, held to maturity	256	254	289	287
Other assets	165	165	191	191
Total assets of consolidated VIEs	$5,523	$5,850	$6,097	$6,839
Liabilities:
Other liabilities	$247	$247	$399	$399
Total liabilities of consolidated VIEs	$247	$247	$399	$399

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	September 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,951	$6,954	$7,738	$8,350
Perpetual securities, available for sale	399	389	736	751
Fixed maturities, held to maturity	3,384	3,419	3,829	3,922
Total investments in VIEs not consolidated	$10,734	$10,762	$12,303	$13,023

The VIEs that we are not required to consolidate are investments that are limited to loans in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 172 separate issuers with an average credit rating of BBB.

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

(In millions)	September 30, 2013	December 31, 2012
Security loans outstanding, fair value	$613	$6,122
Cash collateral on loaned securities	628	6,277

The balance of our security loans outstanding was significantly lower at September 30, 2013, compared with that at December 31, 2012, due to the conclusion of a six-month securities lending program that began in the third quarter of 2012. For this particular securities lending program, we invested the cash collateral in Japanese government bonds (JGBs) with maturities that corresponded with the conclusion of the program.

4.   DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) foreign currency swaps, credit default swaps, and interest rate swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forward contracts used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) used to hedge interest rate risk for certain U.S. dollar-denominated available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

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

Credit default swaps (CDSs) are used to assume credit risk related to an individual security or an index. The only CDS derivatives that we have are components of certain of our investments in VIEs. These CDS contracts entitle the consolidated VIE to receive a periodic fee in exchange for an obligation to compensate the derivative counterparty should the referenced security issuers experience a credit event, as defined in the contract. The consolidated VIE is also exposed to credit risk due to embedded derivatives associated with credit-linked notes.

Interest rate swaps involve the periodic exchange of cash flows with other parties, at specified intervals, calculated using agreed upon rates or other financial variables and notional principal amounts. Typically, at the time a swap is entered into, the cash flow streams exchanged by the counterparties are equal in value and no cash or principal payments are exchanged at the inception of the contract. Interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates. These derivatives are predominantly used to better match cash receipts from assets with cash disbursements required to fund liabilities.

Interest rate swaptions are options on interest rate swaps. Interest rate collars are combinations of two swaption positions and are executed in order to hedge certain dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. We use collars to protect against significant changes in the fair value associated with interest rate changes of our dollar-denominated available-for-sale securities. In order to maximize the efficiency of the collars while minimizing cost, we set the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg’.

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options, and interest rate swaptions is mitigated by collateral posting requirements the counterparty must meet. As of September 30, 2013, there were 11 counterparties to our derivative agreements, with five comprising almost 85% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings.

	September 30, 2013			December 31, 2012
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$161	$4	$(4)	$161	$6	$(7)
A	22,640	594	(431)	13,209	339	(927)
Total	$22,801	$598	$(435)	$13,370	$345	$(934)

We engage in derivative transactions directly with unaffiliated third parties under International Swaps and Derivative Association, Inc. (ISDA) agreements and other documentation. Many of the ISDA agreements also include Credit Support Annex (CSA) provisions which generally provide for collateral postings, in certain cases at the first dollar of exposure and in other cases at various rating and threshold levels. We mitigate our risk to certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty, either at the outset of the transaction or on an upfront or contingent basis. We minimize the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction or that additional collateral be posted upon the occurrence of certain events or circumstances. In addition, a significant portion of the derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $88 million at September 30, 2013, which consisted of $70 million of pledged JGBs and $18 million of cash. There was no collateral posted to third parties for derivative transactions at December 31, 2012. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was $104 million as of September 30, 2013. There were no derivative instruments with credit-risk related contingent features in a net liability position by counterparty as of December 31, 2012. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2013, we estimate that we would be required to post a maximum of $16 million of additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $104 million at September 30, 2013. There was no collateral obtained from third parties at December 31, 2012. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights.

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

September 30, 2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(120)	$2	$0	$0	$0	$0	$(120)	$2
	BB or lower	0	0	0	0	0	0	(102)	(9)	(102)	(9)
Total		$0	$0	$(120)	$2	$0	$0	$(102)	$(9)	$(222)	$(7)

December 31, 2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(133)	$2	$0	$0	$0	$0	$(133)	$2
	BB or lower	0	0	0	0	(106)	(47)	(116)	(20)	(222)	(67)
Total		$0	$0	$(133)	$2	$(106)	$(47)	$(116)	$(20)	$(355)	$(65)
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
For the hedge of our net investment in Aflac Japan, we have designated Parent Company yen-denominated liabilities as non-derivative hedging instruments and have designated certain foreign currency forwards, options, and swaps as derivative hedging instruments. For assessing hedge effectiveness of net investment hedges, if the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective. If the hedge is effective, the related exchange effect on the yen-denominated liabilities is reported in the unrealized foreign currency component of other comprehensive income. For derivatives designated as net investment hedges, Aflac follows the forward-rate method. According to that method, all changes in fair value, including changes related to the forward-rate component of foreign currency swap and forward contracts and the time value of foreign currency options, are reported in the unrealized foreign currency component of other comprehensive income.
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

	September 30, 2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$56	$0	$0	$0
Foreign currency swaps	75	9	9	0
Total cash flow hedges	131	9	9	0
Fair value hedges:
Foreign currency forwards	11,266	125	129	(4)
Interest rate swaptions	4,500	(70)	38	(108)
Total fair value hedges	15,766	55	167	(112)
Net investment hedge:
Foreign currency swaps	1,950	201	264	(63)
Foreign currency forwards	384	(9)	0	(9)
Foreign currency options	102	(2)	2	(4)
Total net investment hedge	2,436	190	266	(76)
Non-qualifying strategies:
Interest rate swaps	222	0	1	(1)
Foreign currency swaps	4,024	(84)	153	(237)
Credit default swaps	222	(7)	2	(9)
Total non-qualifying strategies	4,468	(91)	156	(247)
Total derivatives	$22,801	$163	$598	$(435)
Balance Sheet Location
Other assets	$15,334	$598	$598	$0
Other liabilities	7,467	(435)	0	(435)
Total derivatives	$22,801	$163	$598	$(435)

	December 31, 2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Interest rate swaps	$64	$0	$0	$0
Foreign currency swaps	75	14	14	0
Total cash flow hedges	139	14	14	0
Fair value hedges:
Foreign currency forwards	6,944	(535)	0	(535)
Total fair value hedges	6,944	(535)	0	(535)
Non-qualifying strategies:
Interest rate swaps	355	29	32	(3)
Foreign currency swaps	5,577	(32)	297	(329)
Credit default swaps	355	(65)	2	(67)
Total non-qualifying strategies	6,287	(68)	331	(399)
Total derivatives	$13,370	$(589)	$345	$(934)
Balance Sheet Location
Other assets	$2,585	$345	$345	$0
Other liabilities	10,785	(934)	0	(934)
Total derivatives	$13,370	$(589)	$345	$(934)

Cash Flow Hedges
Certain of our consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 12 years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting have been designated as held for other investment purposes (“non-qualifying strategies”).

We have an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 7). By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. The notional amount and terms of the swap match the principal amount and terms of the variable interest rate Samurai notes, and the swap had no value at inception. Changes in the fair value of the swap contract are recorded in other comprehensive income (loss) as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that ineffective portion would be reported in net earnings.
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
We designate and account for interest rate swaptions as fair value hedges when they meet the requirements for hedge accounting. These interest rate swaptions hedge the interest rate exposure of certain dollar-denominated fixed maturity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the interest rate swaptions related to time to expiry is excluded from the assessment of hedge effectiveness.

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended September 30, 2013:
Foreign currency forwards	Fixed-maturity securities	$102	$(6)	$108	$(104)	$4
Interest rate swaptions	Fixed-maturity securities	(41)	(41)	0	0	0
Nine Months Ended September 30, 2013:
Foreign currency forwards	Fixed-maturity securities	$(891)	$(17)	$(874)	$870	$(4)
Interest rate swaptions	Fixed-maturity securities	(41)	(41)	0	0	0
Three and Nine Months Ended September 30, 2012:
Foreign currency forwards	Fixed-maturity securities	$17	$(3)	$20	$(20)	$0

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain investments in dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments is the U.S. dollar. The related investment income and realized/unrealized investment gains and losses are also denominated in U.S. dollars. The foreign exchange gains and losses related to these investments are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. As of October 1, 2013, these investments were transferred into the Aflac Japan investment portfolio comprising one foreign operation. These investments will begin to have translation effects recorded on a prospective basis. There was no translation impact for the nine-month period ended September 30, 2013 for these investments.

Secondly, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 7) as nonderivative hedges and designated foreign currency swaps, forwards, and options, as described below, as derivative hedges of the foreign currency exposure of our investment in Aflac Japan.
The designated foreign currency swaps consist of cross-currency interest rate swap agreements related to our $700 million senior notes due June 2023, $400 million senior notes due February 2017, $350 million senior notes due February 2022, and $500 million subordinated debentures due September 2052. For additional information regarding these swaps, see the accompanying Note 7 and also Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

The designated foreign currency forwards and options are derivatives that are hedging foreign exchange risk for certain expected profit repatriation in yen from Aflac Japan. We had foreign exchange forwards and options as part of a hedging strategy on 65 billion yen of the 2013 repatriation received in July 2013, and we have entered into foreign exchange forwards and options as part of a hedging strategy on 47.5 billion yen of the profit repatriation expected to be received in July 2014.

Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$1	$2	$0	$2	$(1)	$(5)	$0	$(6)
Total cash flow hedges	1	2	0	2	(1)	(5)	0	(6)
Fair value hedges:
Foreign currency forwards(2)	(2)	0	(3)	0	(21)	0	(3)	0
Interest rate swaptions	(41)	0	0	0	(41)	0	0	0
Total fair value hedges	(43)	0	(3)	0	(62)	0	(3)	0
Net investment hedge:
Non- derivative hedging instruments	0	(6)	0	(21)	0	100	0	(4)
Foreign currency swaps	0	(22)	0	0	0	(104)	0	0
Foreign currency forwards	0	2	0	0	0	(2)	0	0
Foreign currency options	0	(4)	0	0	0	(1)	0	0
Total net investment hedge	0	(30)	0	(21)	0	(7)	0	(4)
Non-qualifying strategies:
Interest rate swaps	(1)	0	7	0	(9)	0	4	0
Foreign currency swaps	34	0	66	0	229	0	59	0
Foreign currency options	0	0	0	0	11	0	0	0
Credit default swaps	4	0	25	0	25	0	48	0
Interest rate swaptions	(29)	0	0	0	(29)	0	0	0
Other	(7)	0	0	0	(7)	0	0	0
Total non- qualifying strategies	1	0	98	0	220	0	111	0
Total	$(41)	$(28)	$95	$(19)	$157	$(12)	$108	$(10)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three- and nine-month periods ended September 30,

2013 and 2012. As of September 30, 2013, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2013
				Gross Amounts Not Offset in Balance Sheet
(in millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Interest rate swaps	$1	$0	$1	$0	$0		$1
Foreign currency swaps	426	0	426	0	(104)		322
Foreign currency forwards	129	0	129	0	0		129
Foreign currency options	2	0	2	0	0		2
Credit default swaps	2	0	2	0	0		2
Interest rate swaptions	38	0	38	0	0		38
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	598	0	598	0	(104)	(1)	494
Securities lending and similar arrangements	613	0	613	0	(613)		0
Total	$1,211	$0	$1,211	$0	$(717)		$494
(1) Consists entirely of cash.

December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received	Net Amount
Derivative assets:
Interest rate swaps	$32	$0	$32	$0	$0	$32
Foreign currency swaps	311	0	311	0	0	311
Credit default swaps	2	0	2	0	0	2
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	345	0	345	0	0	345
Securities lending and similar arrangements	6,122	0	6,122	0	(6,122)	0
Total	$6,467	$0	$6,467	$0	$(6,122)	$345

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Interest rate swaps	$(1)	$0	$(1)	$0	$0		$(1)
Foreign currency swaps	(300)	0	(300)	0	7		(293)
Foreign currency forwards	(13)	0	(13)	0	9		(4)
Foreign currency options	(4)	0	(4)	0	2		(2)
Credit default swaps	(9)	0	(9)	0	0		(9)
Interest rate swaptions	(108)	0	(108)	0	70		(38)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(435)	0	(435)	0	88	(1)	(347)
Securities lending and similar arrangements	(628)	0	(628)	613	0		(15)
Total	$(1,063)	$0	$(1,063)	$613	$88		$(362)
(1) Consists of $70 of pledged JGBs and $18 of cash.

December 31, 2012
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged	Net Amount
Derivative liabilities:
Interest rate swaps	$(3)	$0	$(3)	$0	$0	$(3)
Foreign currency swaps	(329)	0	(329)	0	0	(329)
Foreign currency forwards	(535)	0	(535)	0	0	(535)
Credit default swaps	(67)	0	(67)	0	0	(67)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(934)	0	(934)	0	0	(934)
Securities lending and similar arrangements	(6,277)	0	(6,277)	6,122	0	(155)
Total	$(7,211)	$0	$(7,211)	$6,122	$0	$(1,089)

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

	September 30, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$12,609	$657	$0	$13,266
Municipalities	0	1,057	0	1,057
Mortgage- and asset-backed securities	0	429	403	832
Public utilities	0	8,015	0	8,015
Sovereign and supranational	0	1,680	0	1,680
Banks/financial institutions	0	6,713	24	6,737
Other corporate	0	25,336	0	25,336
Total fixed maturities	12,609	43,887	427	56,923
Perpetual securities:
Banks/financial institutions	0	2,681	51	2,732
Other corporate	0	209	0	209
Total perpetual securities	0	2,890	51	2,941
Equity securities	14	5	3	22
Other assets:
Interest rate swaps	0	0	1	1
Foreign currency swaps	0	264	162	426
Foreign currency forwards	0	129	0	129
Foreign currency options	0	2	0	2
Credit default swaps	0	0	2	2
Interest rate swaptions	0	38	0	38
Total other assets	0	433	165	598
Cash and cash equivalents	2,749	0	0	2,749
Total assets	$15,372	$47,215	$646	$63,233
Liabilities:
Interest rate swaps	$0	$0	$1	$1
Foreign currency swaps	0	63	237	300
Foreign currency forwards	0	13	0	13
Foreign currency options	0	4	0	4
Credit default swaps	0	0	9	9
Interest rate swaptions	0	108	0	108
Total liabilities	$0	$188	$247	$435

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$12,265	$732	$0	$12,997
Municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities	0	693	338	1,031
Public utilities	0	8,077	420	8,497
Sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions	0	6,610	1,024	7,634
Other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions	0	3,735	215	3,950
Other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities	13	6	4	23
Other assets:
Interest rate swaps	0	0	32	32
Foreign currency swaps	0	154	157	311
Credit default swaps	0	0	2	2
Total other assets	0	154	191	345
Cash and cash equivalents	2,041	0	0	2,041
Total assets	$14,319	$46,049	$3,596	$63,964
Liabilities:
Interest rate swaps	$0	$0	$3	$3
Foreign currency swaps	0	0	329	329
Foreign currency forwards	0	535	0	535
Credit default swaps	0	0	67	67
Total liabilities	$0	$535	$399	$934

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$24,708	$26,074	$0	$0	$26,074
Municipalities	432	0	481	0	481
Mortgage and asset-backed securities	66	0	23	46	69
Public utilities	4,359	0	4,343	0	4,343
Sovereign and supranational	3,219	0	3,275	0	3,275
Banks/financial institutions	6,905	0	6,555	0	6,555
Other corporate	3,918	0	3,959	0	3,959
Total assets	$43,607	$26,074	$18,636	$46	$44,756
Liabilities:
Other policyholders’ funds	$5,739	$0	$0	$5,591	$5,591
Notes payable (excluding capital leases)	4,946	0	0	5,341	5,341
Total liabilities	$10,685	$0	$0	$10,932	$10,932

	December 31, 2012
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$32,043	$32,332	$0	$0	$32,332
Municipalities	492	0	520	0	520
Mortgage and asset-backed securities	90	0	30	64	94
Public utilities	4,924	0	5,051	0	5,051
Sovereign and supranational	3,209	0	3,317	0	3,317
Banks/financial institutions	9,211	0	8,991	0	8,991
Other corporate	4,457	0	4,536	0	4,536
Total assets	$54,426	$32,332	$22,445	$64	$54,841
Liabilities:
Other policyholders’ funds	$5,319	$0	$0	$5,151	$5,151
Notes payable (excluding capital leases)	4,343	0	0	4,992	4,992
Obligation to Japanese policyholder protection corporation	23	0	0	23	23
Total liabilities	$9,685	$0	$0	$10,166	$10,166

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

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	September 30, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$12,609	$657	$0	$13,266
Total government and agencies	12,609	657	0	13,266
Municipalities:
Third party pricing vendor	0	1,057	0	1,057
Total municipalities	0	1,057	0	1,057
Mortgage- and asset-backed securities:
Third party pricing vendor	0	429	0	429
Broker/other	0	0	403	403
Total mortgage- and asset-backed securities	0	429	403	832
Public utilities:
Third party pricing vendor	0	7,845	0	7,845
Broker/other	0	170	0	170
Total public utilities	0	8,015	0	8,015
Sovereign and supranational:
Third party pricing vendor	0	1,674	0	1,674
Broker/other	0	6	0	6
Total sovereign and supranational	0	1,680	0	1,680
Banks/financial institutions:
Third party pricing vendor	0	6,713	0	6,713
Broker/other	0	0	24	24
Total banks/financial institutions	0	6,713	24	6,737
Other corporate:
Third party pricing vendor	0	25,307	0	25,307
Broker/other	0	29	0	29
Total other corporate	0	25,336	0	25,336
Total fixed maturities	12,609	43,887	427	56,923
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,681	51	2,732
Total banks/financial institutions	0	2,681	51	2,732
Other corporate:
Third party pricing vendor	0	209	0	209
Total other corporate	0	209	0	209
Total perpetual securities	0	2,890	51	2,941
Equity securities:
Third party pricing vendor	14	5	0	19
Broker/other	0	0	3	3
Total equity securities	14	5	3	22
Total securities available for sale	$12,623	$46,782	$481	$59,886

	September 30, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,074	$0	$0	$26,074
Total government and agencies	26,074	0	0	26,074
Municipalities:
Third party pricing vendor	0	481	0	481
Total municipalities	0	481	0	481
Mortgage- and asset-backed securities:
Third party pricing vendor	0	23	0	23
Broker/other	0	0	46	46
Total mortgage- and asset-backed securities	0	23	46	69
Public utilities:
Third party pricing vendor	0	4,232	0	4,232
Broker/other	0	111	0	111
Total public utilities	0	4,343	0	4,343
Sovereign and supranational:
Third party pricing vendor	0	3,275	0	3,275
Total sovereign and supranational	0	3,275	0	3,275
Banks/financial institutions:
Third party pricing vendor	0	6,555	0	6,555
Total banks/financial institutions	0	6,555	0	6,555
Other corporate:
Third party pricing vendor	0	3,959	0	3,959
Total other corporate	0	3,959	0	3,959
Total securities held to maturity	$26,074	$18,636	$46	$44,756

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$12,265	$685	$0	$12,950
DCF pricing model	0	47	0	47
Total government and agencies	12,265	732	0	12,997
Municipalities:
Third party pricing vendor	0	1,177	0	1,177
DCF pricing model	0	18	0	18
Total municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities:
Third party pricing vendor	0	682	0	682
DCF pricing model	0	11	0	11
Broker/other	0	0	338	338
Total mortgage- and asset-backed securities	0	693	338	1,031
Public utilities:
Third party pricing vendor	0	5,144	0	5,144
DCF pricing model	0	2,908	420	3,328
Broker/other	0	25	0	25
Total public utilities	0	8,077	420	8,497
Sovereign and supranational:
Third party pricing vendor	0	540	0	540
DCF pricing model	0	619	418	1,037
Broker/other	0	495	0	495
Total sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions:
Third party pricing vendor	0	4,257	0	4,257
DCF pricing model	0	2,136	444	2,580
Broker/other	0	217	580	797
Total banks/financial institutions	0	6,610	1,024	7,634
Other corporate:
Third party pricing vendor	0	18,093	0	18,093
DCF pricing model	0	4,747	575	5,322
Broker/other	0	1	411	412
Total other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	283	0	283
DCF pricing model	0	3,452	215	3,667
Total banks/financial institutions	0	3,735	215	3,950

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other corporate:
DCF pricing model	0	352	0	352
Total other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities:
Third party pricing vendor	13	0	0	13
DCF pricing model	0	6	0	6
Broker/other	0	0	4	4
Total equity securities	13	6	4	23
Total securities available for sale	$12,278	$45,895	$3,405	$61,578

	December 31, 2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$32,332	$0	$0	$32,332
Total government and agencies	32,332	0	0	32,332
Municipalities:
Third party pricing vendor	0	464	0	464
DCF pricing model	0	56	0	56
Total municipalities	0	520	0	520
Mortgage- and asset-backed securities:
Third party pricing vendor	0	30	0	30
Broker/other	0	0	64	64
Total mortgage- and asset-backed securities	0	30	64	94
Public utilities:
Third party pricing vendor	0	58	0	58
DCF pricing model	0	4,993	0	4,993
Total public utilities	0	5,051	0	5,051
Sovereign and supranational:
Third party pricing vendor	0	370	0	370
DCF pricing model	0	2,947	0	2,947
Total sovereign and supranational	0	3,317	0	3,317
Banks/financial institutions:
Third party pricing vendor	0	254	0	254
DCF pricing model	0	8,737	0	8,737
Total banks/financial institutions	0	8,991	0	8,991
Other corporate:
Third party pricing vendor	0	122	0	122
DCF pricing model	0	4,414	0	4,414
Total other corporate	0	4,536	0	4,536
Total securities held to maturity	$32,332	$22,445	$64	$54,841

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

The fair values of the foreign currency forwards and interest rate swaptions associated with certain fixed-maturity securities, the foreign currency options, the foreign currency swaps associated with our senior notes and subordinated debentures, and the interest rate swap associated with our yen-denominated notes are based on the amounts we would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

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

Other policyholders' funds

The largest component of the other policyholders' funds liability is our annuity line of business in Aflac Japan. Our annuities have fixed benefits and premiums, with short payouts that are almost all annuity-certain. For this product, we estimated the fair value to be equal to the cash surrender value. This is analogous to the value paid to policyholders on the valuation date if they were to surrender their policy. We periodically check the cash value against discounted cash flow projections for reasonableness. We consider our inputs for this valuation to be unobservable and have accordingly classified this valuation as Level 3.

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

Obligation to Japanese policyholder protection corporation

The fair value of the obligation to the Japanese policyholder protection corporation classified as Level 3 is our estimated share of the industry's obligation calculated on a pro rata basis by projecting our percentage of the industry's premiums and reserves and applying that percentage to the total industry obligation payable in future years. We consider our inputs for this valuation to be unobservable. As of September 30, 2013, our estimated obligation to the Japanese policyholder protection corporation was immaterial.

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended September 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$399	$0	$0	$25	$0	$49	$3	$21	$(126)	$(44)	$327
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	49	4	52
Unrealized gains (losses) included in other comprehensive income (loss)	7	0	0	(1)	0	2	0	0	2	0	10
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	(20)	0	33	13
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$403	$0	$0	$24	$0	$51	$3	$0	$(75)	$(7)	$399
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$49	$4	$52
(1) Derivative assets and liabilities are presented net

Three Months Ended September 30, 2012
	Fixed Maturities						Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions		Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$379	$418	$436	$1,114		$1,031	$307	$4	$27	$(113)	$(107)	$3,496
Realized investment gains (losses) included in earnings	0	0	0	0		0	(27)	0	7	76	25	81
Unrealized gains (losses) included in other comprehensive income (loss)	11	31	24	103		42	90	0	0	2	0	303
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0		0	0	0	0	0	0	0
Issuances	0	0	0	0		0	0	0	0	0	0	0
Sales	0	0	0	0		0	0	0	0	0	0	0
Settlements	(5)	0	0	0		0	0	0	0	(2)	0	(7)
Transfers into Level 3	0	0	0	206	(2)	0	0	0	0	0	0	206
Transfers out of Level 3	0	0	0	0		0	0	0	0	0	0	0
Balance, end of period	$385	$449	$460	$1,423		$1,073	$370	$4	$34	$(37)	$(82)	$4,079
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0		$0	$(27)	$0	$7	$76	$25	$81
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price

Nine Months Ended September 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(9)	102	25	118
Unrealized gains (losses) included in other comprehensive income (loss)	(42)	(20)	0	(3)	0	2	(1)	0	(5)	0	(69)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	(20)	0	33	(387)
Settlements	(9)	0	0	0	0	0	0	0	0	0	(9)
Transfers into Level 3(2)	125	0	0	0	0	49	0	0	0	0	174
Transfers out of Level 3(3)	(9)	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,625)
Balance, end of period	$403	$0	$0	$24	$0	$51	$3	$0	$(75)	$(7)	$399
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(9)	$102	$25	$118
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
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. The most significant transfer out of Level 3 into Level 2 during the nine-month period ended September 30, 2013 related to our callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Under our previous valuation approach, we used historical foreign exchange volatility as an input for valuing these investments. Given the importance of this input to the overall valuation of these RDCs and the determination of this input to be unobservable, we made the decision at December 31, 2011 to move these holdings to Level 3 of the fair value hierarchy. During the first quarter of 2013, we implemented a new valuation methodology for these securities that relies on comparable bonds in the market, the observable forward foreign exchange curve and other market inputs. Given that the significant inputs to the valuation of these items are now based on observable data, in the first quarter of 2013, we transferred these bonds from Level 3 to Level 2 of the fair value hierarchy.

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

There were no transfers between Level 1 and 2 for the three- and nine-month periods ended September 30, 2013 and 2012.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$403	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	24	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	51	Consensus pricing	Offered quotes	N/A	(e)
Equity securities	3	Net asset value	Offered quotes	$1-$835 ($8)
Other assets:
Interest rate swaps	1	Discounted cash flow	Base correlation	55% - 69% (62%)	(a)
			CDS spreads	82 - 138 (115) bps
			Recovery rate	37.00%
Foreign currency swaps	49	Discounted cash flow	Interest rates (USD)	2.77% - 3.68%	(b)
			Interest rates (JPY)	.86% - 1.97%	(c)
			CDS spreads	35 - 150 bps
			Foreign exchange rates	21.35%	(d)
	33	Discounted cash flow	Interest rates (USD)	2.77% - 3.68%	(b)
			Interest rates (JPY)	.86% - 1.97%	(c)
			CDS spreads	20 - 128 bps
	80	Discounted cash flow	Interest rates (USD)	2.77% - 3.68%	(b)
			Interest rates (JPY)	.86% - 1.97%	(c)
			Foreign exchange rates	21.35%	(d)
Credit default swaps	2	Discounted cash flow	Base correlation	55% - 69% (62%)	(a)
			CDS spreads	82 - 138 (115) bps
			Recovery rate	37.00%
Total assets	$646
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

September 30, 2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$1	Discounted cash flow	Base correlation	55% - 69% (62%)	(a)
			CDS spreads	82 - 138 (115) bps
			Recovery rate	37.00%
Foreign currency swaps	85	Discounted cash flow	Interest rates (USD)	2.77% - 3.68%	(b)
			Interest rates (JPY)	.86% - 1.97%	(c)
			CDS spreads	35 - 150 bps
			Foreign exchange rates	21.35%	(d)
	21	Discounted cash flow	Interest rates (USD)	2.77% - 3.68%	(b)
			Interest rates (JPY)	.86% - 1.97%	(c)
			CDS spreads	19 - 273 bps
	131	Discounted cash flow	Interest rates (USD)	2.77% - 3.68%	(b)
			Interest rates (JPY)	.86% - 1.97%	(c)
			Foreign exchange rates	21.35%	(d)
Credit default swaps	9	Discounted cash flow	Base correlations	55% - 69% (62%)	(a)
			CDS spreads	82 - 138 (115) bps
			Recovery rate	37.00%
Total liabilities	$247
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

6. REINSURANCE

Effective as of September 30, 2013, we entered into a coinsurance reinsurance transaction whereby we ceded 33.3% of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. We recorded the gain related to the transaction as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The deferred profit liability of $652 million, included in future policy benefits in the consolidated balance sheet, will be amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet. As of September 30, 2013, no ceded premiums or claims have been incurred or paid under the transaction. Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

7.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	September 30, 2013		December 31, 2012
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	656	(1)	657	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	349	(2)	349	(2)
3.625% senior notes due June 2023	700		0
6.90% senior notes due December 2039	396	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	82		92
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	294		331
1.84% notes due July 2016 (principal amount 15.8 billion yen)	162		182
Variable interest rate notes due July 2014 (1.31% in 2013 and 1.34% in 2012, principal amount 5.5 billion yen)	56		64
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	102		116
3.00% loan due August 2015 (principal amount 5 billion yen)	51		58
Capitalized lease obligations payable through 2022	7		9
Total notes payable	$4,953		$4,352
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

In March 2013, we terminated our senior unsecured revolving credit facility that was due to expire in June 2013, and the Parent Company and Aflac entered into a 5-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of September 30, 2013, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at September 30, 2013. No events of default or defaults occurred during the nine-month period ended September 30, 2013.

For additional information, see Notes 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

8.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2013	2012
Common stock - issued:
Balance, beginning of period	665,239	663,639
Exercise of stock options and issuance of restricted shares	1,254	1,157
Balance, end of period	666,493	664,796
Treasury stock:
Balance, beginning of period	197,453	197,329
Purchases of treasury stock:
Open market	5,571	0
Other	163	270
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,080)	(1,306)
Exercise of stock options	(1,161)	(94)
Other	(163)	(127)
Balance, end of period	200,783	196,072
Shares outstanding, end of period	465,710	468,724

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Anti-dilutive share-based awards	1,716	6,289	2,858	6,710

Share Repurchase Program

During the first nine months of 2013, we repurchased 5.6 million shares of our common stock in the open market for $298 million as part of our share repurchase program. We did not repurchase any shares of our common stock in the open market in the first nine months of 2012. As of September 30, 2013, a remaining balance of 16.9 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(453)	$(198)	$(11)	$(178)	$(840)
Other comprehensive income before reclassification	14	402	3	(2)	417
Amounts reclassified from accumulated other comprehensive income	21	(61)	0	2	(38)
Net current-period other comprehensive income	35	341	3	0	379
Balance, end of period	$(418)	$143	$(8)	$(178)	$(461)
All amounts in the table above are net of tax. Amounts in parentheses indicate debits.

Nine Months Ended September 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(756)	(2,284)	(3)	(3)	(3,046)
Amounts reclassified from accumulated other comprehensive income	5	(143)	0	8	(130)
Net current-period other comprehensive income	(751)	(2,427)	(3)	5	(3,176)
Balance, end of period	$(418)	$143	$(8)	$(178)	$(461)
All amounts in the table above are net of tax. Amounts in parentheses indicate debits.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$(32)	Sales and redemptions
	11	Tax (expense) or benefit(2)
	$(21)	Net of tax
Unrealized gains (losses) on available-for-sale securities	$104	Sales and redemptions
	(10)	Other-than-temporary impairment losses realized
	94	Total before tax
	(33)	Tax (expense) or benefit(2)
	$61	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(3)
	2	Tax (expense) or benefit(2)
	$(2)	Net of tax
Total reclassifications for the period	$38	Net of tax
(1)Amounts in parentheses indicate debits.
(2) Based on 35% tax rate
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$(8)	Sales and redemptions
	3	Tax (expense) or benefit(2)
	$(5)	Net of tax
Unrealized gains (losses) on available-for-sale securities	$285	Sales and redemptions
	(65)	Other-than-temporary impairment losses realized
	220	Total before tax
	(77)	Tax (expense) or benefit(2)
	$143	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(13)	Acquisition and operating expenses(3)
	5	Tax (expense) or benefit(2)
	$(8)	Net of tax
Total reclassifications for the period	$130	Net of tax
(1)Amounts in parentheses indicate debits.
(2) Based on 35% tax rate
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

9.   SHARE-BASED COMPENSATION

As of September 30, 2013, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2013, approximately 12 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2013.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	11,261	4.7	$175	$46.45
Exercisable	9,261	3.9	154	45.40

We received cash from the exercise of stock options in the amount of $69 million during the first nine months of 2013, compared with $14 million in the first nine months of 2012. The tax benefit realized as a result of stock option exercises and restricted stock releases was $19 million in the first nine months of 2013, compared with $17 million in the first nine months of 2012.

As of September 30, 2013, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $48 million, of which $25 million (859 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

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

We provide certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents ("other postretirement benefits"). The health care plan is contributory and unfunded. Substantially all of our U.S. employees may become eligible to receive other postretirement benefits if they retire at age 55 or older with at least 15 years of service or if they retire when their age plus service, in years, equals or exceeds 80 (rule of 80). At retirement, an employee is given an opportunity to elect continuation of coverage under our medical plan until age 65. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

On October 1, 2013, a change was made to postretirement medical benefits to limit the eligibility for the benefits beginning January 1, 2014 to include the following: (1) active employees who have met the rule of 80; (2) active employees who are age 55 or older and have met the 15 years of service requirement; (3) active employees who will meet the rule of 80 in the next five years; (4) active employees who are age 55 or older and who will meet the 15 years of service requirement within the next five years; and (5) current retirees. Effective October 1, 2013, this change will be accounted for as a negative plan amendment and will result in a reduction to the postretirement benefit obligation of approximately $51 million, with an offset to accumulated other comprehensive income (AOCI). This reduction will be amortized as a reduction to net periodic benefit cost over three years beginning in the fourth quarter of 2013. The postretirement plan obligation will be remeasured using a discount rate of 4.75% as of October 1, 2013.

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$4	$5	$5	$5	$2	$1
Interest cost	2	3	7	6	1	1
Expected return on plan assets	(1)	(1)	(5)	(4)	0	0
Amortization of net actuarial loss	0	0	4	3	0	1
Net periodic (benefit) cost	$5	$7	$11	$10	$3	$3

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$12	$14	$16	$16	$5	$4
Interest cost	7	9	20	20	3	3
Expected return on plan assets	(3)	(3)	(13)	(12)	0	0
Amortization of net actuarial loss	1	2	11	7	1	1
Net periodic (benefit) cost	$17	$22	$34	$31	$9	$8

During the nine months ended September 30, 2013, Aflac Japan contributed approximately $17 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2013) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $20 million to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

11. COMMITMENTS AND CONTINGENT LIABILITIES

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2013 and 2012. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2012. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Reflecting the weaker yen/dollar exchange rate, revenues were $5.9 billion in the third quarter of 2013, compared with $6.8 billion in the third quarter of 2012. Net earnings were $702 million, or $1.50 per diluted share, compared with $1.0 billion, or $2.16 per diluted share, in the third quarter of 2012.
Also reflecting the weaker yen/dollar exchange rate, revenues were $18.1 billion in the first nine months of 2013, compared with $19.0 billion in the first nine months of 2012. Net earnings were $2.5 billion, or $5.31 per diluted share, compared with $2.3 billion, or $4.87 per diluted share, for the first nine months of 2012.
Results in the third quarter of 2013 included pretax net realized investment gains of $22 million ($15 million after-tax), compared with net realized investment gains of $286 million ($186 million after-tax) in the third quarter of 2012. Net investment gains in the third quarter of 2013 included $10 million ($6 million after-tax) of other-than-temporary impairment losses; $72 million of net gains ($47 million after-tax) from the sale or redemption of securities; and $40 million of net losses ($26 million after-tax) from valuing derivatives.
Results for the first nine months of 2013 included pretax net realized investment gains of $379 million ($247 million after-tax), compared with net realized investment losses of $177 million ($115 million after-tax) in the first nine months of 2012. Net investment gains in the first nine months of 2013 included $65 million ($42 million after-tax) of other-than-temporary impairment losses; $277 million of net gains ($180 million after-tax) from the sale or redemption of securities; and $167 million of net gains ($109 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $135 million at September 30, 2013, compared with a net unrealized gain of $2.6 billion at December 31, 2012.
In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. In March 2013, the Parent Company and Aflac entered into a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of 50 billion yen or the equivalent of Japanese yen in U.S. dollars. For further information regarding these transactions, see Note 7 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first nine months of 2013, we repurchased 5.6 million shares of our common stock in the open market for $298 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 94% of our assets and 76% of our liabilities are reported as of September 30, 2013, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.
In the first quarter of 2013, we engaged a third party pricing vendor to value privately issued securities within our investment portfolio which were previously being valued using our discounted cash flow pricing model at December 31, 2012. For further discussion regarding this change in pricing methodology, see Note 5 of the Notes to the Consolidated Financial Statements.
Other than the change in valuation methodology for certain investments as discussed above, there have been no other changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2013. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2012.
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

Aflac defines operating earnings (a non-GAAP financial measure) as the profits derived from operations, inclusive of interest cash flows associated with notes payable, before realized investment gains and losses (securities transactions, impairments, and derivative and hedging activities) as well as nonrecurring items. Aflac's derivative activities include: foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated; foreign currency swaps associated with our senior notes and subordinated debentures; foreign currency forwards used in hedging foreign exchange risk and options on interest rate swaps (or interest rate swaptions) used in hedging interest rate risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen. Nonrecurring items are infrequent activities that are not directly associated with the Company's insurance operations.

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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Operating earnings	$687	$831	$1.47	$1.77	$2,236	$2,400	$4.78	$5.12
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	41	124.09		.26	138	(185)	.30	(.40)
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(4)	(2)	(.01)	.00	(12)	(2)	(.03)	.00
Other derivative and hedging activities	(22)	64	(.05)	.13	121	72.26		.15
Net earnings	$702	$1,017	$1.50	$2.16	$2,483	$2,285	$5.31	$4.87

Realized Investment Gains and Losses
Our investment strategy is to invest primarily in fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. This investment strategy incorporates asset-liability management (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio maintenance and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

Securities Transactions and Impairments

During the three-month period ended September 30, 2013, we realized pretax investment gains, net of losses, of $72 million ($47 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $10 million ($6 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the nine-month period ended September 30, 2013, we realized pretax investment gains, net of losses, of $277 million ($180 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $65 million ($42 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

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

During the nine-month period ended September 30, 2012, we realized pretax investment gains, net of losses, of
$358 million ($233 million after-tax) from sales and redemptions of securities. These gains primarily resulted from the bond-swap program in the third quarter of 2012 as discussed above. Other gains resulted from the redemption in the first quarter of 2012 of a previously impaired perpetual security and sales related to our plan to reduce the risk exposure in our investment portfolio. We realized pretax investment losses of $643 million ($418 million after-tax) as a result of the recognition of other-than-temporary impairment losses.
See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.

The following table details our pretax impairment losses by investment category.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2013		2012		2013		2012
Perpetual securities	$0		$27		$0		$243
Corporate bonds	3		70		41		253
Mortgage- and asset-backed securities	0		0		0		3
Sovereign and supranational	7		0		23		144
Equity securities	0		0		1		0
Total other-than-temporary impairment losses realized	$10	(1)	$97	(1)	$65	(1)	$643	(1)
(1) Includes $0 and $70 for the three-month periods and $0 and $365 for the nine-month periods ended September 30, 2013 and 2012, respectively, for credit-related impairments; $0 and $27 for the three-month periods and $1 and $27 for the nine-month periods ended September 30, 2013 and 2012, respectively, for impairments due to severity and duration of decline in fair value; and $10 and $0 for the three-month periods and $64 and $251 for the nine-month periods ended September 30, 2013 and 2012, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps, credit default swaps, and interest rate swaps in VIEs that are consolidated; foreign currency forwards and interest rate swaptions on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; foreign currency interest rate swaps associated with certain of our senior notes and our subordinated debentures; and an interest rate swap associated with our variable interest rate yen-denominated debt. During the three-month period ended September 30, 2013, we realized pretax investment losses, net of gains, of $40 million ($26 million after-tax), compared with pretax investment gains, net of losses, of $95 million ($62 million after-tax) for the same period in 2012, as a result of valuing these derivatives, net of the effects of hedge accounting. During the nine-month period ended September 30, 2013, we realized pretax investment gains, net of losses, of $167 million ($109 million after-tax), compared with pretax investment gains, net of losses, of $108 million ($70 million after-tax) for the same period in 2012, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.3% for the three-month period ended September 30, 2013, compared with 31.3% for the same period in 2012. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.4% for the nine-month period ended September 30,

2013, compared with 33.2% for the same period in 2012. The lower effective income tax rates for the three- and nine-month periods ended September 30, 2012 reflected the favorable outcome of a routine tax exam for the years 2008 and 2009, which reduced income tax expense by $29.5 million.
Earnings Guidance
Certain items that cannot be predicted or that are outside of management's control may have a significant impact on net earnings. Therefore, in comparing period-over-period results, we also analyze operating earnings (a non-GAAP financial measure) which includes interest cash flows associated with notes payable and excludes realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items from net earnings. We also assume no impact from foreign currency translation on the Aflac Japan segment.
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

We expect operating earnings to increase approximately 5% for the full year of 2013, before the impact of foreign currency. If the yen averages 95 to 100 to the U.S. dollar for the last three months of the year, we would expect reported operating earnings for the fourth quarter of 2013 to be in the range of $1.38 to $1.43 per diluted share. Under that scenario, we would expect full year 2013 operating earnings of $6.16 to $6.21 per diluted share.

If the yen averages 95 to 100 to the U.S. dollar for the fourth quarter of 2013 and full year 2014, we would expect 2014 operating earnings per diluted share to be in the range of $6.28 to $6.52, which is a growth rate of approximately 2% to 5% on a currency neutral basis. Our 2014 earnings per diluted share objective will benefit significantly from increased share repurchase activities, but will also be challenged by a difficult low-interest-rate environment in Japan, sizeable expenditures in both Japan and the U.S. to enhance our operational infrastructure, and an increase in Japan’s consumption tax, rising from 5% to 8% starting in April 2014.

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
We measure and evaluate our insurance segments’ financial performance using operating earnings on a pretax basis. We define segment operating earnings as the profits we derive from our operations, inclusive of interest cash flows associated with notes payable and before realized investment gains and losses (securities transactions, impairments, and the impact of derivative and hedging activities) and nonrecurring items. We believe that an analysis of segment pretax operating earnings is vitally important to an understanding of the underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Premium income	$3,735	$4,405	$11,357	$12,769
Net investment income:
Yen-denominated investment income	364	492	1,132	1,439
Dollar-denominated investment income	295	221	854	695
Net investment income	659	713	1,986	2,134
Other income (loss)	8	22	46	38
Total operating revenues	4,402	5,140	13,389	14,941
Benefits and claims	2,762	3,219	8,289	9,231
Operating expenses:
Amortization of deferred policy acquisition costs	153	181	469	535
Insurance commissions	236	299	715	884
Insurance and other expenses	405	447	1,141	1,293
Total operating expenses	794	927	2,325	2,712
Total benefits and expenses	3,556	4,146	10,614	11,943
Pretax operating earnings(1)	$846	$994	$2,775	$2,998
Weighted-average yen/dollar exchange rate	98.93	78.64	96.61	79.47

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Premium income	(15.2)%	9.6%	(11.1)%	11.1%	6.7%	10.7%	8.3%	9.4%
Net investment income	(7.7)	2.7	(6.9)	7.8	16.2	3.7	13.3	6.4
Total operating revenues	(14.4)	8.9	(10.4)	10.7	7.8	10.0	9.1	9.0
Pretax operating earnings(1)	(14.9)	(2.5)	(7.4)	2.7	7.1	(1.4)	12.6	1.4
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 6.2% to 1.55 trillion yen as of September 30, 2013, compared with 1.46 trillion yen as of September 30, 2012. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $15.9 billion at September 30, 2013, compared with $18.8 billion a year ago.

Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 43% of Aflac Japan’s investment income in the first nine months of 2013, compared with 33% a year ago. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 38% of Aflac Japan’s investment income during the first nine months of 2013, compared with 33% a year ago.
The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Nine Months		Three Months		Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012
Net investment income	16.2%	3.7%	13.3%	6.4%	5.6%	3.2%	4.5%	6.8%
Total operating revenues	7.8	10.0	9.1	9.0	6.3	9.7	7.8	9.0
Pretax operating earnings(1)	7.1	(1.4)	12.6	1.4	(.1)	(2.6)	6.2	1.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2013	2012	2013	2012
Benefits and claims	62.7%	62.6%	61.9%	61.8%
Operating expenses:
Amortization of deferred policy acquisition costs	3.5	3.5	3.5	3.6
Insurance commissions	5.4	5.8	5.3	5.9
Insurance and other expenses	9.2	8.8	8.6	8.6
Total operating expenses	18.1	18.1	17.4	18.1
Pretax operating earnings(1)	19.2	19.3	20.7	20.1
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
In the past several years, the ratio of benefits and claims to total revenues (benefit ratio) for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. We expect this downward claim trend to continue. However, over the last several years, the rate of decline in Aflac Japan's benefit ratio has moderated, due primarily to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our health products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves. In the three-month period ended September 30, 2013, the benefit and expense ratios remained relatively stable compared with the same respective period in 2012. In the nine- month period ended September 30, 2013, the operating expense ratio decreased, resulting in a higher pretax operating profit margin, compared with the same respective period in 2012, primarily due to the change in business mix discussed above. For the full year of 2013, we expect this trend to continue.
Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2013	2012	2013	2012	2013	2012	2013	2012
New annualized premium sales	$327	$692	$1,212	$1,980	32.4	55.7	116.5	161.3
Increase (decrease) over comparable period in prior year	(52.7)%	27.2%	(38.8)%	41.5%	(41.9)%	31.7%	(27.8)%	43.4%
The following table details the contributions to new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2013	2012	2013	2012
Medical	36.7%	17.2%	24.4%	17.1%
Cancer	18.9	11.6	16.8	12.6
Ordinary life:
Child endowment	9.3	8.6	12.4	11.5
WAYS	18.2	50.1	30.6	46.6
Other ordinary life	9.0	8.1	10.7	7.9
Other	7.9	4.4	5.1	4.3
Total	100.0%	100.0%	100.0%	100.0%
As anticipated, Aflac Japan's overall sales declined in the third quarter of 2013 compared with the third quarter of 2012. This decline was primarily the result of two factors: the repricing of WAYS and other first sector life products, reflecting lower assumed interest rates; and improved investment returns for equities and fixed-income investments, which caused customers at banks to shift their focus from WAYS-type insurance products to investment trusts.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our cancer and medical products. Sales of cancer and medical products combined increased 12.0% during the third quarter of 2013, compared with the same period in 2012, reflecting a favorable response to our new medical product that was launched in August 2013. We have been focusing more on the development of our cancer and medical products following the repricing of our first sector life products in April 2013. With continued cost pressure on Japan’s health care system, we expect the need for cancer and medical products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At September 30, 2013, we had agreements to sell our products at 373 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions, among other services. We believe our long-standing and strong relationships within the Japanese banking sector have proven to be advantageous to us in this channel. Our partnerships throughout the banking sector provide us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. As expected, sales of the WAYS product declined sharply in the third quarter of 2013, leading to a 64.9% decline in bank channel sales, compared with the third quarter of 2012. Bank channel sales accounted for 29.2% of new annualized premium sales in the third quarter of 2013 for Aflac Japan, compared with 48.4% during the third quarter of 2012.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 68.4% of total new annualized premium sales for Aflac Japan in the third quarter of 2013. During the three-month period ended September 30, 2013, we recruited more than 400 new sales agencies. At September 30, 2013, Aflac Japan was represented by approximately 16,500 sales agencies and more than 127,200 licensed sales associates employed by those agencies.
Our sales target and focus in 2013 continues to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. We anticipate that the new medical product Aflac Japan introduced in August 2013 will continue to be well-received by consumers. Therefore, we continue to believe Aflac Japan's sales of third sector products will be at the high end of our range of flat to up 5% for the full year of 2013.

Japanese Economy
The Bank of Japan's October 2013 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy is recovering moderately. Public investment has continued to increase, and housing investment has also increased. Private consumption has remained resilient, with some improvement observed in employment and income. The report projected that Japan's economy is expected to recover moderately due to the resilience in domestic demand and the improving overseas economies. Exports are expected to increase moderately, also due to the improving overseas economies. As for domestic demand, both public and housing investments are expected to continue trending upward. Private consumption is expected to remain resilient, while industrial production is expected to continue increasing moderately. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2012.
Japanese Regulatory Environment

In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand the partnership that was initially established in 2008. Through this alliance, Japan Post intends to expand the number of post offices that offer Aflac's cancer products, gradually increasing from 1,000 postal outlets to 20,000 outlets. Also, subject to regulatory approval, Japan Post Insurance (Kampo) will enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Upon consultations with Japan Post Group, Aflac Japan will consider developing a unique cancer product for both Japan Post and Kampo.
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
In order to address our challenge of investing in Japan's low-interest-rate environment and reduce the amounts of privately issued securities in our overall portfolio, in the third quarter of 2012, we began investing in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and have entered into foreign currency forwards to hedge the currency risk on the fair value of the U.S. dollar securities. We started this program as part of our strategic review of portfolio asset allocation, maintain it as part of our on-going portfolio allocation, and will allocate new money into the program based on multiple factors including market conditions, overall portfolio make-up, investment alternatives, needs of the business, and other factors.
The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2013 (1)	2012	2013 (1)	2012
New money yield	2.00%	2.76%	2.87%	2.27%
Return on average invested assets, net of investment expenses	2.88	2.78	2.88	2.96
Portfolio yield, including dollar-denominated investments, end of period	2.98%	2.84%	2.98%	2.84%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-
traded corporate bonds.

Given the volatility in the U.S. interest rate environment, Aflac Japan did not purchase any additional U.S. dollar-denominated fixed maturities as part of the program discussed above during the third quarter of 2013. All new money purchases were allocated to JGBs, therefore we experienced a relative decrease in the new money yield for the three-

month period ended September 30, 2013, compared to the same period in 2012. Despite this decrease for the quarter, the new money yield for the nine-month period ended September 30, 2013 was higher compared to the same period in 2012.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Premium income	$1,293	$1,254	$3,868	$3,736
Net investment income	159	153	473	457
Other income	1	5	4	10
Total operating revenues	1,453	1,412	4,345	4,203
Benefits and claims	724	712	2,128	2,110
Operating expenses:
Amortization of deferred policy acquisition costs	103	101	321	302
Insurance commissions	152	143	443	425
Insurance and other expenses	205	196	620	577
Total operating expenses	460	440	1,384	1,304
Total benefits and expenses	1,184	1,152	3,512	3,414
Pretax operating earnings(1)	$269	$260	$833	$789
Percentage change over previous year:
Premium income	3.1%	5.2%	3.5%	5.3%
Net investment income	4.2	3.5	3.6	4.2
Total operating revenues	2.9	5.2	3.4	5.2
Pretax operating earnings(1)	3.3	21.5	5.5	11.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 3.2% to $5.5 billion as of September 30, 2013, compared with $5.3 billion as of September 30, 2012.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2013	2012	2013	2012
Benefits and claims	49.8%	50.4%	49.0%	50.2%
Operating expenses:
Amortization of deferred policy acquisition costs	7.1	7.1	7.4	7.2
Insurance commissions	10.5	10.1	10.2	10.1
Insurance and other expenses	14.1	14.0	14.2	13.7
Total operating expenses	31.7	31.2	31.8	31.0
Pretax operating earnings(1)	18.5	18.4	19.2	18.8
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
The benefit ratio decreased and the expense ratio increased in the three- and nine-month periods ended September 30, 2013, compared with the same respective periods in 2012. For the full year of 2013, we expect the benefit and expense ratios and pretax operating profit margin to be similar to those experienced in 2012.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2013	2012	2013	2012
New annualized premium sales	$330	$335	$1,026	$1,044
Increase (decrease) over prior year	(1.5)%	(1.5)%	(1.7)%	1.5%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2013	2012	2013	2012
Income-loss protection:
Short-term disability	21.1%	20.5%	21.1%	20.3%
Life	5.5	5.7	5.4	5.7
Asset-loss protection:
Accident	27.9	30.2	27.3	30.0
Critical care(1)	19.7	21.9	20.0	22.5
Supplemental medical:
Hospital indemnity	16.2	15.3	16.5	15.1
Dental/vision	6.6	6.4	6.5	6.4
Other	3.0	0.0	3.2	0.0
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, decreased 9.0%, short-term disability sales increased 1.7%, critical care insurance sales (including cancer insurance) decreased 11.7%, and hospital indemnity insurance sales increased 4.5% in the third quarter of 2013, compared with the same period in 2012.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. As of September 30, 2013, our distribution network was made up of approximately 75,900 licensed sales associates and brokers. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.
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
The unemployment rate in the United States has shown some signs of improvement; however, we continue to see hiring remain weak, especially at smaller employers where 90% of our business is written. We believe the need for our products remains very strong and are taking measures to better reach potential customers. We continue to work on enhancing distribution capabilities, including initiatives that benefit our field force and the broker community. At the same time, we seek opportunities to leverage our strong brand and relevant product portfolio in the evolving health care environment.
U.S. Economy
Operating in the U.S. economy continues to be challenging. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. However, more than 90% of our products are sold in the small business segment, consisting of accounts with fewer than 100 employees. Small businesses, in particular, have proven to be especially vulnerable to ongoing economic weakness. Small employers are still guarded with respect to their business outlook, and employees have been reluctant to make changes in their benefits in advance of health care reform implementation. Although we believe that the weakened U.S. economy has constrained our sales growth, we also believe our products remain affordable to the average American consumer. We believe that consumers' underlying need for our U.S. product line remains strong, and that the United States remains a sizeable and attractive market for our products.
U.S. Regulatory Environment
The Affordable Care Act (ACA) gives Americans of all ages and income levels access to comprehensive major medical health insurance. Although some segments of the law have already been implemented, the major elements of the bill will become effective on January 1, 2014. The primary subject of the legislation is major medical insurance; as enacted, the ACA does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations, including short-term uncertainty related to implementation, could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations. Our experience with Japan’s national health care environment leads us to believe that the need for our products will only increase over the coming years.
The Dodd-Frank Act created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States. Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.
Aflac U.S. Investments
The level of investment income is affected by available cash flow from operations, profit repatriation from Aflac Japan, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. has invested primarily in investment grade corporate bonds.
The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2013	2012	2013	2012
New money yield	4.51%	3.87%	3.97%	4.30%
Return on average invested assets, net of investment expenses	5.66	6.13	5.77	6.35
Portfolio yield, end of period	6.06%	6.46%	6.06%	6.46%
The Aflac U.S. new money yield of 4.51% for the third quarter of 2013 was an increase over second quarter’s new money yield of 3.70% and reflected the general increase in interest rates during that period. Despite this sequential increase, our new money yield for the nine-month period ended September 30, 2013 decreased, compared with the same period in 2012, largely due to interest rates in the first half of 2013 being below those in 2012. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2013, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2012.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	97.75		86.58
Investments and cash	$106,712	$(9,256)	$115,968
Deferred policy acquisition costs	9,173	(804)	9,977
Total assets	119,918	(10,384)	130,302
Policy liabilities	93,937	(10,969)	104,906
Total liabilities	105,260	(11,601)	116,861
(1)The exchange rate at September 30, 2013, was 97.75 yen to one dollar, or 11.4% weaker than the December 31, 2012, exchange rate of 86.58.
Market Risks of Financial Instruments

Our investment philosophy is to fulfill our fiduciary responsibility to invest assets in a prudent manner to meet the present and future needs of our policyholders’ contractual obligations while maximizing the long-term financial return on assets consistent with the company goal of maximizing long-term shareholder value within defined risk appetites, limits, and maintaining adequate liquidity.
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012
Securities available for sale, at fair value:
Fixed maturities	$45,354	$45,472	$11,262	(1)	$11,625	(1)
Perpetual securities	2,836	4,127	105		175
Equity securities	22	23	0		0
Total available for sale	48,212	49,622	11,367		11,800
Securities held to maturity, at amortized cost:
Fixed maturities	43,607	54,426	0		0
Total held to maturity	43,607	54,426	0		0
Total investment securities	$91,819	$104,048	$11,367		$11,800
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $307 in 2013 and $156 in
2012.
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
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, we then enter into a foreign currency forward contract to hedge the currency risk on the fair value of the U.S. dollar securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 42 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
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

(In millions)	September 30, 2013			December 31, 2012
Yen/dollar exchange rates	82.75	97.75 (1)	112.75	71.58	86.58(1)	101.58
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$26,660	$22,569	$19,566	$30,649	$25,339	$21,597
Fixed maturities - consolidated variable interest entities(3)	2,618	2,216	1,921	3,272	2,705	2,306
Perpetual securities	2,780	2,354	2,041	4,270	3,530	3,009
Perpetual securities - consolidated variable interest entities(3)	438	371	322	592	489	417
Equity securities	21	18	16	21	18	15
Securities held to maturity:
Fixed maturities	51,209	43,351	37,583	65,481	54,137	46,143
Fixed maturities - consolidated variable interest entities(3)	302	256	222	349	289	246
Cash and cash equivalents	544	460	399	463	383	326
Derivatives(4)	2,450	598	714	960	345	538
Other financial instruments	177	150	130	186	153	131
Subtotal	87,199	72,343	62,914	106,243	87,388	74,728
Liabilities:
Notes payable	889	754	653	1,030	852	726
Japanese policyholder protection corporation	0	0	0	28	23	20
Derivatives(4)	667	435	1,747	567	934	1,829
Subtotal	1,556	1,189	2,400	1,625	1,809	2,575
Net yen-denominated financial instruments	85,643	71,154	60,514	104,618	85,579	72,153
Other yen-denominated assets	9,812	8,306	7,201	10,189	8,423	7,179
Other yen-denominated liabilities	105,223	89,077	77,226	119,778	99,026	84,403
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,768)	$(9,617)	$(9,511)	$(4,971)	$(5,024)	$(5,071)
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
Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2013, and December 31, 2012, would be as follows:

(In millions)	September 30, 2013	December 31, 2012
Effect on yen-denominated debt and perpetual securities	$(9,611)	$(10,559)
Effect on dollar-denominated debt and perpetual securities	(3,043)	(2,909)
Effect on total debt and perpetual securities	$(12,654)	$(13,468)
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

We perform extensive analysis on the duration or our assets and liabilities. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.
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

Interest rate swaptions are options on interest rate swaps. Interest rate collars, combinations of two swaption positions, were executed in the third quarter of 2013 in order to hedge certain dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. We use collars to protect against significant changes in the fair value associated with interest rate changes of our dollar-denominated available-for-sale securities. In order to maximize the efficiency of the collars while minimizing cost, we set the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg’.
For further information on our interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 8 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2012.
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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012	Nine Months Ended September 30, 2012
AAA	.7%	.5%	.2%
AA	65.3	72.1	83.6
A	16.8	10.3	5.4
BBB	15.4	15.9	9.8
BB or lower	1.8	1.2	1.0
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of A and BBB rated securities in the first nine months of 2013, compared with the same period in 2012, was related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities in 2013 and 2012 were due to a limited program that was initiated in 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.5%	1.5%	1.5%	1.6%
AA	42.8	44.3	46.2	45.6
A	25.1	25.3	22.8	23.7
BBB	26.1	24.8	24.8	24.6
BB or lower	4.5	4.1	4.7	4.5
Total	100.0%	100.0%	100.0%	100.0%
As of September 30, 2013, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at September 30, 2013, and December 31, 2012. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	September 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$95,850	92.9%	$102,978	91.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,550	3.4	3,985	3.6
Tier I(1)	148	.1	405	.3
Surplus notes	334	.3	335	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.0	51	.0
Total fixed maturities	4,168	3.9	4,861	4.3
Perpetual securities (economic maturity date):
Upper Tier II	2,102	2.0	2,825	2.5
Tier I	917	.9	1,079	1.0
Other subordinated - non-banks	274	.3	309	.3
Total perpetual securities	3,293	3.2	4,213	3.8
Total debt and perpetual securities	$103,311	100.0%	$112,052	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.
Investment Concentrations
One of our largest investment concentrations as of September 30, 2013, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at September 30, 2013, based on amortized cost, was: Europe, excluding the United Kingdom (30%); United States (27%); Australia (8%); Japan (8%); United Kingdom (8%); and other (19%).
Our 20 largest global investment exposures as of September 30, 2013, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$36,943	35.76%	Senior	Aa3	AA-	A+
Israel Electric Corporation Limited	662.64	Senior	Baa3	BB+	—
Republic of South Africa	622.60	Senior	Baa1	BBB	BBB
Bank of America Corp. (includes Merrill Lynch)	460.45
Merrill Lynch & Co. Inc.	255.25	Senior	Baa2	A-	A
Bank of America Corp.	205.20	Lower Tier II	Baa3	BBB+	BBB+
Bank of Tokyo-Mitsubishi UFJ Ltd.	460.45
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	460.45	Lower Tier II	A1	A	A-
Investcorp SA	429.42
Investcorp Capital Limited	429.42	Senior	Ba2	—	BB
Metlife Inc.	421.41
Metropolitan Life Global Funding I	256.25	Senior	Aa3	AA-	A+
Metlife Inc	165.16	Senior	A3	A-	A-
Deutsche Bank AG	409.40
Deutsche Postbank AG	245.24	Lower Tier II	Baa3	—	A-
Deutsche Bank Capital Trust II	148.14	Tier I	Ba2	BBB-	BBB-
Deutsche BK CAP FDG Capital Trust I	16.02	Tier I	Ba2	BBB-	BBB-
Sumitomo Mitsui Financial Group Inc.	409.40
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	256.25	Upper Tier II	A2	BBB+	—
Sumitomo Mitsui Banking Corporation	102.10	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation	51.05	Upper Tier II	A2	BBB+	—
National Grid PLC	409.40
National Grid Gas PLC	205.20	Senior	A3	A-	A
National Grid Electricity Transmission PLC	204.20	Senior	A3	A-	A
Telecom Italia SpA	409.40
Telecom Italia Finance SA	205.20	Senior	Baa3	BBB-	BBB-
Olivetti Finance NV	204.20	Senior	Baa3	BBB-	BBB-
JP Morgan Chase & Co. (including Bear Stearns)	409.40
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	361.35	Senior	A2	A	A+
JPMorgan Chase & Co. (FNBC)	20.02	Senior	Aa1	A+	—
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	A3	A-	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A	A
Citigroup Inc.	404.39
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	308.30	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	95.09	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	BBB+
Banobras	379.37	Senior	Baa1	BBB	BBB+
Deutsche Telekom AG	361.35
Deutsche Telekom AG	307.30	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	54.05	Senior	Baa1	BBB+	BBB+
Petroleos Mexicanos (Pemex)	358.35
Pemex Proj FDG Master TR	307.30	Senior	Baa1	BBB	BBB+
Premex Finance LTD	51.05	Senior	Baa1	A-	A
Sultanate of Oman	358.35	Senior	A1	A	—
Koninklijke Ahold NV	352.34
Koninklijke Ahold NV	337.33	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.01	Senior	Baa3	BBB	BBB
Nordea Bank AB	345.33
Nordea Bank AB	263.25	Tier I	Baa3	BBB+	BBB+
Nordea Bank Finland	81.08	Upper Tier II	Baa2	A-	A-
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
SLM Corp (Sallie Mae)	337.33	Senior	Ba1	BBB-	BB+
Subtotal	$44,936	43.54%
Total debt and perpetual securities	$103,311	100.00%
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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	September 30, 2013		December 31, 2012
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$40,671	39.4%	$48,598	43.4%
United States and Canada	29,158	28.2	24,512	22.0
United Kingdom	3,698	3.6	4,025	3.6
Germany	3,303	3.2	3,965	3.5
France	2,277	2.2	2,500	2.2
Peripheral Eurozone	3,616	3.5	4,550	4.1
Portugal	245.2		272.3
Italy	2,064	2.0	2,327	2.1
Ireland	439.4		492.4
Spain	868.9		1,459	1.3
Nordic Region	2,804	2.7	3,407	3.0
Sweden	1,194	1.2	1,513	1.3
Norway	683.7		814.7
Denmark	459.4		551.5
Finland	468.4		529.5
Other Europe	3,612	3.5	4,441	3.9
Netherlands	2,021	2.0	2,259	2.0
Switzerland	248.2		688.6
Czech Republic	512.5		577.5
Austria	340.3		386.3
Belgium	280.3		293.3
Poland	211.2		238.2
Asia excluding Japan	4,622	4.5	5,397	4.8
Africa and Middle East	3,126	3.0	3,611	3.2
Latin America	3,103	3.0	3,381	3.0
Australia	2,747	2.7	2,982	2.7
All Others	574.5		683.6
Total debt and perpetual securities	$103,311	100.0%	$112,052	100.0%

Investments in Certain European Countries

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have been experiencing a debt crisis. Earlier this year, Cyprus joined the list of European sovereigns requiring official assistance to address that country's banking crisis. Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments has improved market perception of the situation. Although risks ranging from individual country downgrades to dissolution of the entire union appear to have been reduced and recent economic indicators suggest some improvement, overall economic activity remains subdued throughout the region. Because of these factors, European investments generally have a higher level of inherent risk and potential volatility.
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

We had no direct exposure to Greece or Cyprus as of September 30, 2013 and December 31, 2012. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

September 30, 2013
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$234	$166	$234	$166
Italy:
Public utilities	0	0	0	0	15	16	15	16
Other corporate	0	0	0	0	320	294	320	294
Portugal:
Public utilities	8	8	135	137	102	92	245	237
Spain:
Sovereign	0	0	0	0	68	114	68	114
Banks/financial institutions	35	37	0	0	0	0	35	37
Other corporate	0	0	0	0	202	174	202	174
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	205	142	205	142
Italy:
Sovereign	0	0	0	0	256	205	256	205
Banks/financial institutions	0	0	0	0	153	119	153	119
Public utilities	0	0	0	0	757	686	757	686
Other corporate	0	0	0	0	563	494	563	494
Spain:
Public utilities	0	0	0	0	358	311	358	311
Other corporate	0	0	0	0	205	200	205	200
Total gross and net funded exposure	$43	$45	$135	$137	$3,438	$3,013	$3,616	$3,195

December 31, 2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$261	$183	$261	$183
Italy:
Public utilities	0	0	0	0	15	17	15	17
Other corporate	0	0	0	0	360	387	360	387
Portugal:
Public utilities	0	0	156	155	116	100	272	255
Spain:
Sovereign	0	0	0	0	76	91	76	91
Banks/financial institutions	34	36	0	0	64	66	98	102
Public utilities	0	0	0	0	427	420	427	420
Other corporate	0	0	0	0	223	217	223	217
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	231	197	231	197
Italy:
Sovereign	0	0	0	0	289	263	289	263
Banks/financial institutions	0	0	0	0	173	157	173	157
Public utilities	0	0	0	0	855	845	855	845
Other corporate	0	0	0	0	635	594	635	594
Spain:
Public utilities	0	0	0	0	404	380	404	380
Other corporate	0	0	0	0	231	224	231	224
Total gross and net funded exposure	$34	$36	$156	$155	$4,360	$4,141	$4,550	$4,332

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% of total investments in the banks and financial institutions sector at September 30, 2013 and December 31, 2012, and 1% of total investments in debt and perpetual securities at September 30, 2013 and December 31, 2012.

Ireland

As of September 30, 2013, our total direct exposure within Ireland consisted of senior unsecured bank obligations. Senior securities issued by the Bank of Ireland with amortized costs and fair values totaling $205 million and $135 million, respectively, were rated below investment grade at Ba2/BB+/BBB by Moody's, S&P and Fitch, respectively. We believe that these unrealized losses were more closely linked to the Irish government's aggressive approach to addressing its debt burden, which included the possibility of imposing losses on senior debt holders of certain non-viable Irish banks. While the political risk of burden-sharing remains, it significantly subsided during the second half of 2011 as the government has shifted its focus to reducing its debt burden. This Irish bank is current on its obligation to us, and we believe it has the ability to meet its obligations to us. In addition, as of September 30, 2013, we had the intent to hold this investment to recovery in value. As a result, we did not recognize an other-than-temporary impairment for this investment as of September 30, 2013. The other senior security holdings in Ireland were issued by DEPFA Bank PLC and had an amortized cost of $234 million and fair value of $173 million as of September 30, 2013. DEPFA is an Irish-domiciled and licensed financial institution that is a wholly owned subsidiary of Hypo Real Estate Holding, a German licensed and regulated financial institution. Due to this ownership by a German parent, DEPFA has not been included in the Republic of Ireland's bank re-structuring and capitalization plan. DEPFA was current on its obligation to us and was rated investment grade at Baa3/BBB/BBB+ by Moody's, S&P and Fitch, respectively, as of September 30, 2013.

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

Italy

Although Italy remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had downgrade actions for Italy in 2012, as of September 30, 2013, Italy remained rated investment grade by the three major rating agencies.

As of September 30, 2013, our total direct exposure within Italy was $2.1 billion, at amortized cost. This exposure comprised $256 million of direct investment in the sovereign of Italy; a senior unsecured bank obligation of $153 million; and several utility and industrial companies of $772 million and $883 million, respectively. Our total exposure to Italy-based utility companies contained $552 million of securities that have below-investment-grade put options.

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

As of September 30, 2013, all of our Italian exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Portugal

As of September 30, 2013, our total direct exposure to Portugal was $245 million, at amortized cost. All of this exposure is to two electric utility issuers domiciled in Portugal; Redes Energeticas Nacionas SGPS, S.A. (REN) and Energias de Portugal SA (EDP). Our exposure to REN and EDP was $102 million and $143 million, respectively, at amortized cost. Both of these securities have been rated by external rating agencies and the Company as below investment grade as of September 30, 2013; however, they were both current on their obligations to us.

Our holdings domiciled in Portugal will continue to carry sovereign rating risk and could experience ratings pressure and difficulty in accessing capital markets because of that risk. However, we expect they will continue to meet debt obligations as a result of a variety of factors supporting their overall credit profile.

Spain

Although Spain remains a country of heightened inherent risk and Moody's, S&P, and Fitch all had multiple downgrade actions for Spain throughout 2012, as of September 30, 2013, Spain remained rated investment grade by the three major rating agencies.

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

As of September 30, 2013, our total direct exposure to Spain was $868 million, at amortized cost. This exposure comprised $68 million for an investment in a sub-sovereign (i.e. regional government) issuer; one Lower Tier II obligation of $35 million; and Spain-domiciled utilities and industrials of $358 million and $407 million, respectively.

Concerns about Spain's sovereign's fiscal and economic condition has led to an increase in its overall cost of funding. The increase in funding costs as well as concerns about fiscal and economic conditions also have had a negative impact on the Spanish sub-sovereigns' cost of funding and made access to credit almost impossible for them. We recognized an other-than-temporary impairment of $144 million on our Spanish sub-sovereign investment in Generalitat de Catalunya in the second quarter of 2012. As of September 30, 2013, our investment of $68 million, at amortized cost, in Generalitat de Catalunya was rated Ba3/BB/BBB- by Moody's, S&P, and Fitch, respectively, and we have classified this investment as below investment grade.

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

As of September 30, 2013, with the exception of the securities discussed above, the remaining securities of our Spain-domiciled exposures were rated investment grade and were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

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

Apart from our direct investments in peripheral Eurozone sovereign debt, our other exposures as of September 30, 2013 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $627 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.7 billion, core Eurozone1 banks and financial institutions of $2.8 billion, core Eurozone non-banks (excluding sovereigns) of $5.3 billion, core Eurozone sovereigns of $599 million, and non-Eurozone2 holdings throughout the balance of Europe of $7.0 billion, all at amortized cost. Other exposures to the European sovereign debt crisis that are not possible to measure include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

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

Derisking

During the past couple years, we have had a general strategy of reducing the overall risk profile of our investment portfolio. During the first quarter of 2013, we reduced our exposure to European Tier I securities through a tender of our investment in UniCredit Bank AG (HVB Funding Trust I, III, & VI) which had an amortized cost of $257 million at December 31, 2012. During the second quarter of 2013, we reduced our exposure to peripheral Eurozone countries through the sale of our investment in Bankia SA, a below-investment-grade Spanish bank security which had an amortized cost of $59 million at March 31, 2013. Also during the second quarter of 2013, we reduced our exposure to non-Eurozone European countries through the sale of an investment in SEB AB, a bank perpetual security which had an amortized cost of $159 million at March 31, 2013. Our efforts in 2011 and 2012 were largely focused on reducing our exposure to European issuers and to banks and financial institutions. As a result of these derisking activities, we have significantly reduced our exposure to these areas. At the start of 2008, sovereign and financial investments in peripheral Eurozone countries of $3.3 billion comprised 5.9% of total investments and cash, declining to $951 million, or .9% of total investments and cash, by the end of the third quarter of 2013. At the start of 2008, investments in perpetual securities of $8.3 billion comprised 14.7% of total investments and cash, declining to $3.3 billion, or 3.1% of total investments and cash, by the end of the third quarter of 2013. As a result of these portfolio activities, we have dramatically reduced the impact to our portfolio from the European financial crisis. We will continue to be vigilant in monitoring our holdings and evaluating opportunities that may arise to further and appropriately reduce, reposition, and manage the risks in our portfolio.
Securities by Type of Issuance
We have investments in both publicly and privately issued securities. Our ability to sell either type of security is a function of overall market liquidity which is impacted by, among other things, the amount of outstanding securities of a particular issuer or issuance, trading history of the issue or issuer, overall market conditions, and idiosyncratic events affecting the specific issue or issuer.

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	September 30, 2013		December 31, 2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$65,917	$67,537	$67,116	$70,026
Perpetual securities	128	146	128	146
Equity securities	10	14	11	13
Total publicly issued	66,055	67,697	67,255	70,185
Privately issued securities:
Fixed maturities	34,101	34,142	40,723	42,068
Perpetual securities	3,165	2,795	4,085	4,156
Equity securities	8	8	9	10
Total privately issued	37,274	36,945	44,817	46,234
Total investment securities	$103,329	$104,642	$112,072	$116,419

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2013	December 31, 2012
Privately issued securities as a percentage of total debt and perpetual securities	36.1%	40.0%
Privately issued securities held by Aflac Japan	$34,379	$41,624
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	33.3%	37.1%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2013	December 31, 2012
Privately issued reverse-dual currency securities	$7,740	$9,916
Publicly issued collateral structured as reverse-dual currency securities	2,622	2,781
Total reverse-dual currency securities	$10,362	$12,697
Reverse-dual currency securities as a percentage of total debt and perpetual securities	10.0%	11.3%
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

Below-Investment-Grade and Split-Rated Securities
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded.
Below-Investment-Grade Securities(1)

	September 30, 2013				December 31, 2012
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Israel Electric Corporation Limited	$706	$662	$626	$(36)	$797	$748	$716	$(32)
Republic of Tunisia	481	297	306	9	739	496	496	0
Investcorp Capital Limited	428	429	334	(95)	477	477	418	(59)
Commerzbank AG (includes Dresdner Bank)	409	263	316	53	462	297	394	97
SLM Corp (Sallie Mae)	337	337	215	(122)	*	*	*	*
Lloyds Banking Group PLC	327	295	348	53	328	292	351	59
UPM-Kymmene	317	317	232	(85)	358	358	263	(95)
Societe Generale(2)	256	255	203	(52)	289	288	302	14
Bank of Ireland	205	205	135	(70)	231	231	153	(78)
Generalitat de Catalunya	184	68	114	46	208	76	91	15
Tokyo Electric Power Co., Inc.	176	177	180	3	199	201	203	2
Energias de Portugal SA (EDP)	145	143	146	3	158	156	155	(1)
IKB Deutsche Industriebank AG	133	60	61	1	150	78	96	18
Redes Energeticas Nacionais SGPS,S.A. (REN)	102	102	92	(10)	116	116	100	(16)
Finance For Danish Industry (FIH)	102	50	50	0	116	90	100	10
Barclays Bank PLC(2)	65	48	60	12	65	48	62	14
Sparebanken Vest(2)	60	60	51	(9)	60	60	60	0
Unicredit Bank AG (HVB Funding Trust I, III, & VI)	0	0	0	0	341	257	257	0
CSAV (Tollo Shipping Co. S.A.)	0	0	0	0	277	117	145	28
Bankia SA (Bancaja Emisiones SA Unipersonal)	0	0	0	0	173	64	66	2
Other Issuers (below $50 million in par value)(3)	384	377	367	(10)	448	419	429	10
Total	$4,817	$4,145	$3,836	$(309)	$5,992	$4,869	$4,857	$(12)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Includes perpetual security
(3) Includes 15 issuers in 2013 and 14 issuers in 2012
In 2011, we initiated a limited program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $494 million at September 30, 2013, compared with $414 million at December 31, 2012, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 4.0% of total debt and perpetual securities at September 30, 2013, compared with 4.3% at December 31, 2012, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at September 30, 2013 and December 31, 2012 were generally reported as available for sale and carried at fair value.

Occasionally, a debt or perpetual security will be split rated. This occurs when one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade. As of the first quarter of 2012, our policy has been to utilize the second lowest rating designation assigned to the security, which in this case where there are only two ratings - one investment grade and one below investment grade - would result in the security being rated as below investment grade. In the event that the second lowest rating designation from the major credit rating agencies (Moody's, S&P and Fitch) is investment grade, our policies do not preclude us from assigning a below-investment-grade rating if our own internal analysis shows a credit deterioration has occurred and our assessment results in a rating below that which is assigned by such agencies. Our review in those cases includes evaluating the issuer’s credit position as well as current market pricing and other factors, such as the issuer’s or security’s inclusion on a credit rating downgrade watch list. Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $3.0 billion as of September 30, 2013, compared with $3.8 billion as of December 31, 2012, and represented 2.9% of total debt and perpetual securities, at amortized cost, at September 30, 2013, compared with 3.4% at December 31, 2012. The 10 largest split-rated securities as of September 30, 2013, were as follows:

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Israel Electric Corporation Limited	$662	Below Investment Grade
SLM Corp. (Sallie Mae)	337	Below Investment Grade
Lloyds Banking Group PLC	295	Below Investment Grade
Societe Generale(1)	255	Below Investment Grade
Bank of Ireland	205	Below Investment Grade
Barclays Bank PLC(1)(2)	174	Below Investment Grade/ Investment Grade
Deutsche Bank Capital Trust II & Capital Funding Trust I(1)	164	Investment Grade
Transnet Ltd.	153	Investment Grade
Energias de Portugal SA (EDP)	143	Below Investment Grade
Goldman Sachs Capital I	120	Investment Grade
(1) Perpetual security
(2) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($126 million amortized cost) are IG and the Tier I holdings ($48 million amortized cost) are BIG

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; and foreign currency options, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps is mitigated by collateral posting requirements the counterparty must meet. The counterparty risk associated with the foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information.
Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of September 30, 2013.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$55,085	$55,552	53.1%	$2,650	$2,183
Below-investment-grade securities	4,619	4,312	4.1	212	519
Held-to-maturity securities:
Investment-grade securities	43,607	44,756	42.8	2,102	953
Total	$103,311	$104,620	100.0%	$4,964	$3,655

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of September 30, 2013.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$24,843	$2,183	$15,601	$984	$7,460	$864	$1,782	$335
Below- investment-grade securities	2,528	519	275	11	683	101	1,570	407
Held-to-maturity securities:
Investment-grade securities	10,262	953	1,111	30	4,430	329	4,721	594
Total	$37,633	$3,655	$16,987	$1,025	$12,573	$1,294	$8,073	$1,336
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of September 30, 2013.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$24,843	$2,183	$23,120	$1,724	$1,723	$459	$0	$0
Below- investment-grade securities	2,528	519	1,174	111	1,354	408	0	0
Held-to-maturity securities:
Investment-grade securities	10,262	953	8,891	629	1,371	324	0	0
Total	$37,633	$3,655	$33,185	$2,464	$4,448	$1,191	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2013.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
SLM Corp (Sallie Mae)	BB	$337	$215	$(122)
Investcorp Capital Limited	BB	429	334	(95)
UPM-Kymmene	BB	317	232	(85)
AXA (1)	BBB	327	252	(75)
Kommunal Landspankasse (KLP) (1)	BBB	251	179	(72)
Bank of Ireland	BB	205	135	(70)
Telecom Italia SpA	BBB	409	342	(67)
KLM Royal Dutch Airlines (1)	BBB	274	209	(65)
DEPFA Bank PLC	BBB	234	173	(61)
Bank of America Corp	A	460	402	(58)
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
Cash and cash equivalents totaled $2.7 billion, or 2.6% of total investments and cash, as of September 30, 2013, compared with $2.0 billion, or 1.7%, at December 31, 2012. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2013	December 31, 2012	% Change
Aflac Japan	$6,234	$6,801	(8.3)%	(1)
Aflac U.S.	2,939	2,857	2.9
Total	$9,173	$9,658	(5.0)%
(1)Aflac Japan’s deferred policy acquisition costs increased 3.5% in yen during the nine months ended September 30, 2013.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2013	December 31, 2012	% Change
Aflac Japan	$85,020	$89,183	(4.7)%	(1)
Aflac U.S.	8,915	8,534	4.5
Other	2	3	(33.3)
Total	$93,937	$97,720	(3.9)%
(1)Aflac Japan’s policy liabilities increased 7.6% in yen during the nine months ended September 30, 2013.
Notes Payable
Notes payable totaled $5.0 billion at September 30, 2013, compared with $4.4 billion at December 31, 2012. The ratio of adjusted debt to total capitalization was 23.1% as of September 30, 2013, compared with 23.4% as of December 31, 2012. Adjusted debt is the sum of gross notes payable, less 50% of our subordinated debentures and the portion of our senior notes designated as pre-funding of our 2014 maturities. Total capitalization is the sum of adjusted debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities and derivatives. See Note 7 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 10 of the accompanying Notes to the Consolidated Financial Statements and Note 13 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.
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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. The foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities mature or are sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses are recognized in other comprehensive income. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency swaps, forwards and options as derivative hedges of our net investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2013 and 2012, respectively.

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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2013	December 31, 2012
Aflac Japan net assets	$11,982	$13,580
Aflac Japan dollar-denominated net assets	(7,466)	(8,317)
Consolidated yen-denominated net assets (liabilities)	$4,516	$5,263

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, foreign currency forwards, options, and swaps as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $2,941 million as of September 30, 2013 and partially hedged at $850 million as of December 31, 2012.
Cash Flow Hedges
We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of September 30, 2013, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three- and nine-month periods ended September 30, 2013 and 2012, respectively.
Fair Value Hedges
In the third quarter of 2012, we began entering into foreign currency forwards to mitigate the foreign exchange risk associated with new investments in U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
In the third quarter of 2013, we began entering into interest rate swaptions to mitigate the interest rate risk associated with our U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.
Off-Balance Sheet Arrangements

As of September 30, 2013, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2013	2012
Dividends declared or paid by Aflac	$691	$0
Management fees paid by Aflac	222	188
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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provided for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings would have born interest at LIBOR plus the applicable margin of 1.025%. We terminated this agreement in March 2013, and the Parent Company and Aflac entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. As of September 30, 2013, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable at September 30, 2013. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in

our annual report to shareholders for the year ended December 31, 2012, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2013	2012
Operating activities	$7,159	$11,451
Investing activities	(7,521)	(12,499)
Financing activities	1,133	1,781
Exchange effect on cash and cash equivalents	(63)	3
Net change in cash and cash equivalents	$708	$736
Operating Activities
The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2013	2012
Aflac Japan	$6,328	$10,747
Aflac U.S. and other operations	831	704
Total	$7,159	$11,451
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2013	2012
Aflac Japan	$(6,652)	$(11,749)
Aflac U.S. and other operations	(869)	(750)
Total	$(7,521)	$(12,499)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected fixed maturities and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 16% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the nine-month period ended September 30, 2013, compared with 12% during the nine-month period ended September 30, 2012.
Financing Activities
Consolidated cash provided by financing activities was $1.1 billion in the first nine months of 2013, compared with consolidated cash provided by financing activities of $1.8 billion for the same period of 2012. In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The Parent Company intends to use the net proceeds from the offering to repay, redeem or repurchase, in whole or in part, one or more of the Company's (i) 28.7 billion yen fixed interest rate Samurai notes due July 2014, (ii) 5.5 billion yen variable interest rate Samurai notes due July 2014, and (iii) $300 million senior notes due August 2015. The balance of the net proceeds is expected to be used for general corporate purposes, including capital contributions to subsidiaries, if needed. For information regarding the debt issuances in 2012, see Note 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2012.

Cash returned to shareholders through dividends and treasury stock purchases was $779 million during the nine-month period ended September 30, 2013, compared with $445 million returned through dividends during the nine-month period ended September 30, 2012.

See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the five-year senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in March 2013 in the amount of 50 billion yen. As of September 30, 2013, no borrowings were outstanding under our 50 billion yen revolving credit agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at September 30, 2013.
The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2013	2012
Treasury stock purchases	$307	$13
Number of shares purchased:
Open market	5,571	0
Other	163	270
Total shares purchased	5,734	270

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2013	2012
Stock issued from treasury:
Cash financing	$59	$19
Noncash financing	51	46
Total stock issued from treasury	$110	$65
Number of shares issued	2,404	1,527
During the first nine months of 2013, we repurchased 5.6 million shares of our common stock for $298 million as part of our share repurchase program. As of September 30, 2013, a remaining balance of 16.9 million shares of our common stock was available for purchase under a share repurchase authorization by our board of directors in 2008. For the full year of 2013, we had initially expected share repurchase to be in the range of $400 to $600 million. We now anticipate purchasing $800 million of our shares this year. Previously, we had communicated 2014 share repurchase to be in the range of $600 to $900 million for the year. We now anticipate 2014 share repurchase to be in the range of $800 million to $1 billion.

Cash dividends paid to shareholders were $.35 per share in the third quarter of 2013, compared with $.33 per share in the third quarter of 2012. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2013	2012
Dividends paid in cash	$472	$445
Dividends through issuance of treasury shares	18	19
Total dividends to shareholders	$490	$464

In October 2013, the board of directors declared the fourth quarter cash dividend of $.37 per share, an increase of 5.7% compared with the same period in 2012. The dividend is payable on December 2, 2013, to shareholders of record at the close of business on November 20, 2013.

Regulatory Restrictions
Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. We estimate that Aflac’s company action level RBC ratio as of September 30, 2013 will be approximately 750%, which is higher than our ratio as of December 31, 2012 of 630%. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2013 in excess of $2.3 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. We have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. At the end of the second quarter of 2013, the SMR had declined to 585%, compared with 669% at the end of 2012, due primarily to a spike in U.S. interest rates and an increase in Japanese interest rates, which lowered fair values of the available-for-sale investment portfolio in Japan. During the third quarter of 2013, we undertook various measures to mitigate the sensitivity of Aflac Japan's SMR. We entered into a quota share arrangement effective as of September 30, 2013 to cede a portion of hospital benefits of one of our closed products. The type of reinsurance is coinsurance indemnity, in which Aflac Japan will obtain a credit to FSA reserves. We implemented policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also entered into interest rate swaptions to mitigate increases in U.S. interest rates and the related impact to the available-for-sale investment portfolio in Japan. (See Notes 3, 4, and 6 of the Notes to the Consolidated Financial Statements for additional information on our investment strategies, hedging activities and reinsurance, respectively.) While we have not yet completed our FSA financial statements for the third quarter of 2013, we estimate that as of September 30, 2013, Aflac Japan's SMR will be higher than last quarter at approximately 730%, primarily reflecting an increase in Japan's capital from the new coinsurance agreement. The estimate for the SMR exceeds our targeted range of 500% to 600%.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2013	2012
Aflac Japan management fees paid to Parent Company	$28	$22
Expenses allocated to Aflac Japan	58	41
Aflac Japan profit remittances to Aflac U.S. in dollars	771	422
Aflac Japan profit remittances to Aflac U.S. in yen	76.8	33.1
We had entered into foreign exchange forwards and options as part of a hedging strategy on 65.0 billion yen of the 2013 repatriation, resulting in $24 million of additional funds received when the yen was exchanged into dollars in July 2013. We anticipate that there will not be any further profit remittances from Aflac Japan during the remainder of 2013.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2013, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	22,422,204
February 1 - February 28	1,570,020		49.89	1,455,000	20,967,204
March 1 - March 31	1,530,799		50.79	1,523,800	19,443,404
April 1 - April 30	0		0.00	0	19,443,404
May 1 - May 31	1,808		55.61	0	19,443,404
June 1 - June 30	2,284,549		56.69	2,284,000	17,159,404
July 1 - July 31	161		61.68	0	17,159,404
August 1 - August 31	298,000		60.10	298,000	16,861,404
September 1 - September 30	11,726		58.12	10,000	16,851,404
Total	5,697,063	(2)	$53.41	5,570,800	16,851,404	(1)
(1)The total remaining shares available for purchase at September 30, 2013, consisted of 16,851,404 shares related to a 30,000,000 share repurchase authorization by the board of directors announced in January 2008.
(2)During the third quarter and first nine months of 2013, 1,887 and 126,263 shares, respectively, were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.16 (File No. 001-07434).

10.17*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.17 (File No. 001-07434).

10.18*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.18 (File No. 001-07434).

10.19*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.19 (File No. 001-07434).

10.20*	-
U.S. Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.20 (File No. 001-07434).

10.21*	-
Japan Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.21 (File No. 001-07434).

10.22*	-
Notice of time based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.23*	-
Notice of performance based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.23 (File No. 001-07434).

10.24*	-
U.S. Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.24 (File No. 001-07434).

10.25*	-
Japan Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.25 (File No. 001-07434).

10.26*	-
U.S. Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.26 (File No. 001-07434).

10.27*	-
Japan Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.27 (File No. 001-07434).

10.28*	-
U.S. Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28 (File No. 001-07434).

10.29*	-
Japan Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29 (File No. 001-07434).

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

10.42*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.43*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.44*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012 – incorporated by reference from 2012 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.46*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).

11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 5, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 5, 2013, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 5, 2013, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 5, 2013	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

November 5, 2013	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer