Form 10-K
period 2013-12-31
AFLAC INC
filed 2014-02-27
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013, was $26,607,872,046.
The number of shares of the registrant’s common stock outstanding at February 18, 2014, with $.10 par value, was 455,815,182.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 5, 2014, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2013

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

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 74% of the Company's total revenues in 2013, compared with 77% in 2012 and 75% in 2011. The percentage of the Company's total assets attributable to Aflac Japan was 85% at December 31, 2013, compared with 87% at December 31, 2012.
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

Insurance Premiums
The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $20.1 billion in 2013, $22.1 billion in 2012, and $20.4 billion in 2011. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2013	2012	2011
Annualized premiums in force, beginning of year	$22,689	$22,472	$20,380
New sales, including conversions	2,963	4,129	3,503
Change in unprocessed new sales	66	183	35
Premiums lapsed and surrendered	(2,154)	(2,173)	(2,204)
Other	17	(9)	(3)
Foreign currency translation adjustment	(3,141)	(1,913)	761
Annualized premiums in force, end of year	$20,440	$22,689	$22,472
Insurance - Japan
We translate Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2013	2012	2011	2013	2012	2011
Annualized premiums in force, beginning of year	$17,238	$17,284	$15,408	1,492	1,344	1,256
New sales, including conversions	1,539	2,641	2,027	149	211	161
Change in unprocessed new sales	66	183	35	6	14	3
Premiums lapsed and surrendered	(717)	(845)	(847)	(70)	(68)	(68)
Other	(115)	(112)	(100)	(10)	(9)	(8)
Foreign currency translation adjustment	(3,141)	(1,913)	761	0	0	0
Annualized premiums in force, end of year	$14,870	$17,238	$17,284	1,567	1,492	1,344
For further information regarding Aflac Japan's financial results, sales and the Japanese economy, see the Aflac Japan Segment subsection of MD&A in this report.

Insurance - U.S.
The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2013	2012	2011
Annualized premiums in force, beginning of year	$5,451	$5,188	$4,973
New sales, including conversions	1,424	1,488	1,476
Premiums lapsed	(1,437)	(1,328)	(1,357)
Other	132	103	96
Annualized premiums in force, end of year	$5,570	$5,451	$5,188
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
Aflac Japan's product portfolio has expanded beyond traditional health-related products to include more life products. Some of the life products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders. Some plans, such as our WAYS product, have features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. Our child endowment product offers a death benefit until a child reaches age 18. It also pays a lump-sum benefit at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education. We believe that life insurance (first sector product) provides further opportunities for us to sell our cancer and medical insurance (third sector products) through cross-selling opportunities.
In early 2002, we introduced EVER, a stand-alone, whole-life medical product which offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction, we have expanded our suite of EVER product offerings to appeal to specific types of Japanese consumers and achieve greater market penetration. New EVER, introduced in 2009, offered enhanced surgical benefits and gender-specific premium rates. An upgrade to our New EVER product, released in January 2012, included more advanced medical treatment options than its predecessor. The most recent upgrade to our New EVER product, released in August 2013, introduced outpatient coverage prior to hospitalization and enhanced coverage for short-term hospitalization with premium levels to attract a younger generation of consumers, an area in which we are currently underpenetrated. Gentle EVER, our non-standard medical product, is designed to meet the needs of certain consumers who cannot qualify for our base EVER plan. The most recent upgrade to our Gentle EVER product, released in July 2012, includes expanded benefits and a newly attached advanced medical care rider. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.

Aflac pioneered the cancer insurance market in Japan in 1974, and we remain the number one provider of cancer insurance today. Over the years, we’ve customized our cancer product to respond to, and anticipate, the needs of our consumers and the advances in medical treatments. The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and benefits for treatment received due to internal cancer such as fixed daily benefits for hospitalization, outpatient services and convalescent care, and surgical and terminal care benefits. Our newest cancer policy, DAYS, and a bridge policy, DAYS PLUS which upgraded older cancer policies, have enhancements to reflect changes in cancer treatment. As the number one provider of cancer insurance in Japan, we believe this product further strengthens our brand, and most importantly, provides valuable benefits to consumers who are looking for solutions to manage cancer-related costs. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

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
Our individually issued policies are portable and pay benefits regardless of other insurance. Most products' benefits are paid in cash directly to policyholders; therefore, our customers have the opportunity to use this cash to help with expenses of their choosing. Our individually issued health insurance plans are typically guaranteed-renewable for the lifetime of the policyholder (to age 75 for short-term disability policies). Our group insurance policies are underwritten on a group basis and often have some element of guaranteed issue. This coverage is generally not portable, which means the insurance coverage may terminate upon separation from employment or affiliation with the entity holding the group contract or upon termination of the master policy group contract.
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

Aflac U.S. offers short-term disability benefits on both an individual and group basis. In 2013, we introduced a completely redesigned group short-term disability product with enhanced benefit options and higher income replacement amounts.

Aflac U.S. offers coverage for critical illnesses on both an individual and group basis. These policies are designed to protect against losses resulting from critical illnesses such as heart attack, stroke, or cancer. On an individually underwritten basis we offer cancer plans, critical illness/critical care plans, critical care and recovery plans (formerly called specified health event) and hospital intensive care plans. On a group basis we offer critical illness/critical care plans. In 2013, we updated our critical illness plan on the individual platform to offer a guaranteed-issue face amount which can include lump sum benefits for cancer. We listened to the needs of our customers, and now offer a critical illness plan that is compatible with health savings accounts (HSAs).

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Our hospital indemnity products may provide fixed daily benefits for hospitalization due to accident or sickness, or just sickness alone. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic expenses, are also available. In 2013, we introduced a new individual hospital plan, designed to provide flexible options for consumers as they deal with new coverage plans that have emerged with the implementation of the Affordable Care Act of 2010 (ACA). This product focuses on providing benefits for a wide variety of hospital services, including emergency visits, surgeries, and diagnostics, as well as benefits for traditional hospital stays. In 2013, we also updated our group hospital plan which provides multiple hospital admission amounts for an employer to choose, giving the flexibility to tailor a plan that will closely match their level of major medical coverage. In addition, we added a wellness benefit to specified levels of coverage, supporting healthier habits with employees and promoting lower health plan utilization for employers.

Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. Aflac U.S. also offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight. Vision Now includes coverage for corrective eye materials and exam benefits. Aflac U.S. offers term and whole-life policies on both an individual and group basis.

For additional information on Aflac's U.S. products and composition of sales, see the Aflac U.S. Segment subsection of MD&A in this report.
Distribution - Japan
The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents' activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 43.8% of new annualized premium sales in 2013, compared with 34.7% in 2012 and 44.0% in 2011. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees as part of a benefit package, and then expand to sell our products to suppliers and customers. These agencies help us reach employees at large worksites, and some of them are also successful in approaching customers outside their business groups. Affiliated corporate agencies contributed 23.1% of new annualized premium sales in 2013, compared with 18.5% in 2012 and 25.1% in 2011. During 2013, we recruited more than 1,600 new sales agencies. As of December 31, 2013, Aflac Japan was represented by more than 15,900 sales agencies, with more than 126,500 licensed sales associates employed by those agencies. We believe that new agencies will continue to be attracted to Aflac Japan's high commissions, attractive products, superior customer service and strong brand image.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell our type of insurance products to their customers. By the end of 2013, we had agreements with 372 banks, approximately 90% of the total number of banks in Japan, to sell our products. We believe we have significantly more banks selling our supplemental health insurance products than any of our competitors. Japanese consumers rely on banks not only to provide traditional bank services, but also to provide insurance solutions and other services. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage, particularly starting when this channel opened up for our products. Our partnerships throughout the banking sector provide us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. Banks contributed 31.3% of Aflac Japan new annualized premium sales in 2013, compared with 45.6% in 2012 and 28.9% in 2011.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding their partnership that was initially established in 2008 (see Regulation-Japan). Through this alliance, Japan Post intends to expand the number of post offices that offer Aflac's cancer products, gradually increasing from 1,000 postal outlets to eventually 20,000 outlets. Subject to regulatory approval, Japan Post Insurance (Kampo) will enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Also subject to regulatory approval, Aflac Japan will work in consultation with Japan Post to develop a unique Aflac-branded cancer product for Japan Post and Kampo. Additionally, Aflac Japan has formed a business partnership with Daido Life Insurance Company (Daido). Daido will sell Aflac's cancer insurance policies to members of Hojinkai, a non-profit organization associated with 900,000 small and mid-sized member firms across Japan.

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

At the end of 2013, our distribution network comprised more than 76,300 licensed sales associates and brokers. To enhance the recruiting of sales associates, the bonus structure for our state and regional coordinators incorporates a people development component. In addition, we hold national recruiting contests to incentivize producer recruitment. We also partner with our field offices for recruiting workshops that focus on improving coordinator productivity by emphasizing candidate sourcing, interviewing, and contract acceptance.
We are working on several key initiatives that support our multi-faceted distribution network in reaching out to businesses of all sizes. In 2013, within the Aflac U.S. operating segment, we separated our individual and group product lines into two distinct business units. A chief operating officer was placed over each business unit with complete accountability for the business unit’s operations. We are in the process of piloting Aflac's proprietary exchange, which is geared to employers with less than 100 workers, with the primary target being those with less than 50 employees. With respect to our career agents, in October 2013, we began putting a strategic and tactical focus on businesses with less than 100 employees by aligning our recruiting, training, compensation, marketing and incentives to encourage specific activity and sales of individual policies in this smaller business market. For the mid- and large-case market, we are continuing to work with brokers on a regional and national level. The focus of Aflac Group is to provide group products and services to larger accounts and to work in the broker market through Aflac’s Broker Development Coordinators and through Aflac Benefit Solutions (ABS). ABS is a sales division of Aflac Group primarily focused on selling Aflac’s group products to the clients of the top 50 broker and consulting houses. ABS is comprised of Business Development Executives (BDEs), highly trained sales professionals, who are assigned to geographic markets to call on these top 50 broker and consulting houses. The focus of ABS is to strengthen Aflac Group’s relationships with these top brokers and their producers/consultants with an emphasis on gaining market share with their clients, which typically include businesses with an average size of 1,000 employees or greater. We are already represented on more than 60 “benefit administration” platforms, sometimes referred to as exchanges, with various brokers.

For additional information on Aflac's U.S. distribution, see the Aflac U.S. Segment subsection of MD&A in this report.

Competition - Japan
In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. In 2001, all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest life insurer in Japan in terms of individual policies in force. As of December 31, 2013, we exceeded 22 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 14 million cancer policies in force as of December 31, 2013. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2013. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, expansive marketing system (see Distribution - Japan above) and product expertise.
We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we believe our products stand out for their value to consumers.
In addition to third sector products, Aflac Japan sells life insurance products such as WAYS (described in the Products section of this report). These sales are generated largely through the bank channel. The market for ordinary life products of this kind is highly competitive. We will continue to pursue the development and marketing of specialty products that meet specific needs within the general life insurance market.
Competition - U.S.
Aflac competes against several voluntary supplemental insurance carriers on a national and regional basis. We believe our policies, premium rates, and sales commissions are competitive by product type. Moreover, we believe that Aflac products are distinct from competitive offerings given our product focus (including features, benefits, and our claims service model), distribution capabilities, and brand awareness. For many companies with which we compete, voluntary supplemental insurance products are sold as a secondary business. However, a growing number of major medical and life insurance carriers are entering into the voluntary supplemental insurance market. For Aflac, supplemental insurance products are our primary business and are sold via a large distribution network of independent sales associates and brokers. Aflac's advertising campaigns have increased our name awareness and understanding by consumers and businesses of the value our products provide.

Both private and publicly-traded insurers offer major medical insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis to accounts that are both fully and self-insured. The federal and state governments also pay substantial costs of medical treatment through various programs. Major medical insurance generally covers a substantial portion of the medical expenses incurred by an insured. Aflac policies are designed to provide coverage that supplements major medical insurance by paying cash directly to the policyholder to use for expenses their major medical insurance is not designed to cover. Thus, we do not compete directly with major medical insurers. Any reduction of coverage, increase in employee participation costs, or increased deductibles and copayments by major medical commercial or government insurance carriers could favorably affect our business opportunities. With the implementation of the ACA, we anticipate a larger burden of the cost of care will be borne by some consumers, potentially creating a favorable impact on key markets for Aflac products. We also expect the ACA potentially will result in a more competitive landscape for Aflac, as major medical carriers face profitability erosion in some of their core lines of business and seek competitive entry into Aflac's supplemental product segments to offset this impact.

Investments and Investment Results
Net investment income was $3.3 billion in 2013, $3.5 billion in 2012 and $3.3 billion in 2011. In 2013, net investment income in Japan in dollar terms was negatively impacted by the weakening of the yen. In addition, the growth rate of net investment income has been negatively impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan's life insurance industry has contended with low investment yields for a number of years. For information on our investments and investment results, see the Insurance Operations and Analysis of Financial Condition sections of MD&A and Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements in this report.

Regulation - Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan's Financial Services Agency (FSA). Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held-to-maturity is different; policyholder protection corporation obligations are not accrued; premium income is recognized on a cash basis; different consolidation criteria apply to variable interest entities; and different accounting for reinsurance. Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $4.2 billion at December 31, 2013, compared with $3.9 billion at December 31, 2012.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2013, Aflac Japan's solvency margin ratio (SMR) was 777%, compared with 669% at December 31, 2012. See the Capital Resources and Liquidity Section of MD&A for a discussion of measures we took in 2013 to increase and mitigate the sensitivity of Aflac Japan's SMR.

We typically repatriate a portion of Aflac Japan's accumulated earnings, as determined on a Japanese regulatory accounting basis, annually to Aflac U.S. provided that Aflac Japan has adequately protected policyholders' interests as measured by its SMR. The FSA may not allow profit repatriations to Aflac U.S. if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. In the near term, we do not expect these requirements to adversely affect the funds available for profit repatriations, nor do we expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company.
In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand the partnership that was initially established in 2008 (see Distribution-Japan).

The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection subsection of MD&A in this report.
In June 2013, a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime is expected to come into effect in March 2014, but is not expected to have a material impact on the Company's operations in Japan.

As a branch of our principal insurance subsidiary, Aflac Japan is also subject to regulation and supervision in the United States (see Regulation - U.S.). For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

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
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2013, the Nebraska insurance regulator, along with the New York insurance regulator, completed a coordinated risk-focused full scope financial examination for the four-year period and three-year period, respectively, ended December 31, 2011 for Aflac and Aflac New York as part of the normal examination process. These examinations found no material deficiencies. Also, in 2011 the South Carolina insurance regulator completed a risk-focused full scope financial examination for the three-year period ended December 31, 2010 for CAIC as part of the normal examination process and found no material deficiencies.

The NAIC continually reviews regulatory matters and recommends changes and revisions for adoption by state legislators and insurance departments. The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2013, based on year-end statutory accounting results, Aflac's company action level risk-based capital (RBC) ratio was 786%.

Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by the U.S. Congress and signed into law by the President. For example, the ACA, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes, directed toward major medical health insurance coverage which Aflac does not offer, have already begun and will continue to be phased in over the next several years. The major elements of the bill became effective on January 1, 2014. We believe that the ACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.

In 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers and advanced a third insurer to the final stage of the designation process for supervision by the Board in 2013. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.

Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation.

On December 10, 2013, five U.S. financial regulators adopted a final rule implementing the "Volcker Rule," which was created by Section 619 of the Dodd-Frank Act. The Volcker Rule generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds." The final rule becomes effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015. In response to industry questions regarding the final Volcker Rule, the five U.S. financial regulators, which included the Office of the Comptroller of the Currency (OCC); the Federal Reserve; the Federal Deposit Insurance Corporation (FDIC); the SEC and the U.S. Commodity Futures Trading Commission (CFTC), issued a clarifying interim final rule on January

14, 2014 that permits banking entities to retain interests in certain collateralized debt obligations (CDOs) backed by trust preferred securities if the CDO meets certain requirements.

Nonbank financial companies such as Aflac that are not affiliated with an insured depository institution or otherwise brought within the definition of "banking entity" generally will not be subject to the Volcker Rule's prohibitions. However, the prohibitions of the Volcker Rule could impact financial markets generally, for example, through reduced liquidity in certain markets or the exiting of positions by banking entities as the end of the conformance period approaches.

The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

In September 2013, the Nebraska Department of Insurance chaired the first meeting of the Aflac Supervisory College, which included the attendance of Japan's Financial Services Agency. Consistent with international regulatory standards and supervisory best practices, the Supervisory College was established as a forum for cooperation and communication between the Company's supervisors globally. At this initial meeting, the supervisors agreed to hold the meeting annually with the next meeting in 2014.

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

Other Operations
Our other operations include the Parent Company and a printing subsidiary. For additional information on our other operations, see the Other Operations subsection of MD&A.
Employees
As of December 31, 2013, Aflac Japan had 4,524 employees, Aflac U.S. had 4,335 employees, and our other operations, the Parent Company and printing subsidiary, had 282 employees.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990	62

Paul S. Amos II	President, Aflac, since 2007; Chief Operating Officer, U.S. Operations, Aflac, from 2006 until 2013	38

Koji Ariyoshi	Executive Vice President, Director of Marketing and Sales, Aflac Japan, since 2012; First Senior Vice President, Director of Marketing and Sales, Aflac Japan, from 2010 until 2011; Senior Vice President, Deputy Director of Marketing and Sales, Aflac Japan from 2008 until 2009	60

Susan R. Blanck	Executive Vice President, Aflac Japan, since 2012; Executive Vice President, Corporate Actuary, Aflac, since 2011; First Senior Vice President, Aflac Japan, from 2008 until 2012; Senior Vice President, Corporate Actuary, Aflac, until 2011	47

Kriss Cloninger III	President, Aflac Incorporated, since 2001; Chief Financial Officer, Aflac Incorporated and Aflac, since 1992; Treasurer, Aflac Incorporated, since 2001; Executive Vice President, Aflac, since 1993	66

Masahiko Furutani	Deputy President, Aflac Japan, since 2013; Executive Vice President, Aflac Japan, from 2012 until 2013; Executive Director, Mizuho Bank, from 2011 until 2012; Senior Vice President, Mizuho Bank, from 2009 until 2011; General Manager, Mizuho Bank from 1980 until 2009	56

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, since 2011; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Vice President, Financial Services, Aflac, from 2009 until 2010; Head of IFRS and U.S. GAAP for ING's U.S. operations from 2006 until 2009	47

Kenneth S. Janke	President, Aflac U.S., since 2013; Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since 2010; Senior Vice President, Investor Relations, Aflac Incorporated, from 1993 until 2010	55

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; First Senior Vice President, Global Chief Investment Officer, Aflac, from 2011 until 2012; Managing Director, Global Head of Insurance Asset Management, Goldman Sachs Asset Management, from 2007 until 2011	53

Charles D. Lake II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008; Vice Chairman, Aflac Japan until 2008	52

Joey M. Loudermilk	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 1983; Director, Legal and Governmental Relations, Aflac, since 1983; Corporate Secretary, Aflac Incorporated and Aflac, from 1994 until 2012	60

Audrey B. Tillman	Executive Vice President, Corporate Services, Aflac Incorporated, since 2008; Senior Vice President, Corporate Services, Aflac Incorporated, until 2008	49

Tohru Tonoike	President, Chief Operating Officer, Aflac Japan, since 2007	63

Teresa L. White	Executive Vice President, Chief Operating Officer, Aflac, since 2013; Executive Vice President, Chief Service Officer, Aflac, from 2012 until 2013; Executive Vice President, Chief Administrative Officer, Aflac, from 2008 until 2013; Senior Vice President, Deputy Chief Administrative Officer, Aflac, until 2008	47

Robin Y. Wilkey	Senior Vice President, Investor and Rating Agency Relations, Aflac Incorporated, since 2010; Vice President, Investor Relations, Aflac Incorporated, from 2003 until 2010	55

Hiroshi Yamauchi	Executive Vice President, Aflac Japan, since 2012; First Senior Vice President, Aflac Japan, from 2002 until 2011	62
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
Our results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in our two primary operating markets of the United States and Japan. Weak global financial markets impact the value of our existing investment portfolio, influence opportunities for new investments, and weigh on the global economy. Generally weak economic fundamentals can have a negative impact on our operating activities.

For the last few years, global capital markets have been severely impacted by several major events. The financial crisis that began in the latter part of 2008 saw dramatic declines in investment values and weak economic conditions as the global financial system came under extreme pressure. Although U.S. markets began recovering as early as late 2009 and 2010, Europe continued to struggle under a severely weakened banking system and investor concerns with sovereign debt levels. Following a period of unprecedented intervention by governments and central banks, including the U.S. Federal Reserve and European Central Bank, financial conditions have improved from the dire conditions of the global financial crisis, global recession, and European debt crisis.

As we hold a significant amount of fixed maturity and perpetual securities issued by borrowers located in many different parts of the world, including a large portion issued by banks and financial institutions, sovereigns, and other corporate borrowers in the U.S. and Europe, our financial results are directly influenced by global financial markets. A retrenchment of the recent improvements in overall capital market health could adversely affect our financial condition, including our capital position and our overall profitability. Market volatility and recessionary pressures could result in significant credit losses due to severe price declines, defaults in payment of principal or interest, and credit rating downgrades.

Following the election of Shinzo Abe as Prime Minister of Japan in December 2012, the new administration adopted a new set of financial measures to stimulate the Japanese economy. These include a large fiscal stimulus, aggressive monetary easing from the Bank of Japan, and other structural reforms. The Japanese financial markets reacted with even lower rates on Japanese Government bonds, large increases in Japanese equity market values, and a weakening of the yen relative to the U.S. dollar.

Japan is the largest market for our products and we own substantial holdings in Japanese Government Bonds (JGBs). Government actions to stimulate the economy affect the value of our existing holdings, our reinvestment rate on new investments in JGBs or other yen denominated assets, and consumer behavior relative to our suite of products. The additional government debt from fiscal stimulus actions could contribute to a weakening of the Japan sovereign credit profile and result in rating downgrades at the credit rating agencies. This could lead to additional volatility in Japanese capital markets.

Our investment portfolio owns sizeable credit positions in many other geographic areas of the world including the Middle East, Latin America, and other emerging markets. Deterioration in their underlying economies, sovereign credit worthiness, or financial market conditions could negatively impact our financial position. We also own credit investments that result in exposure to commodity valuations, including oil, natural gas, gold, and other metals. Significant declines in the prices of these commodities could result in credit deterioration of our holdings and significant credit losses due to severe price declines, defaults in payment of principal or interest, and credit rating downgrades.

Most of our investment portfolio holdings are income-producing bonds that provide a fixed level of income. Many of our investments were made at the relatively low level of interest rates prevailing the last several years. Any increase in the market yields of our holdings due to an increase in interest rates could create substantial unrealized losses in our portfolio, as discussed further in a separate risk factor in this section of the Form 10-K.

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
Broad economic factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as ours that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead our customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage, which could adversely affect our premium revenue, results of operations and financial condition. We are unable to predict the course of the current recoveries in global financial markets or the recurrence, duration or severity of disruptions in such markets.
The effect that governmental actions for the purpose of stabilizing the financial markets will have on such markets generally, or on us specifically, is difficult to determine at this time.
In response to the severity of the global financial crisis, numerous regulatory and governmental actions were taken to address weakness in the banking system, volatility in capital market conditions, and to stimulate the global economy. In the United States, this included aggressive expansionary monetary policy actions by the Federal Reserve, including conventional measures such as reducing the Federal Funds rate to near zero, and less conventional measures such as multiple rounds of quantitative easing. The result of the actions of the Federal Reserve was to keep interest rates, as measured by the U.S. Treasury curve and other relevant market rates, at very low levels for an extended period of time in an attempt to stimulate the economy.

As the U.S. economy has continued to improve, the Federal Reserve has begun to reduce the amount of monetary stimulus. The actions taken by the Federal Reserve, and the amounts involved, are unprecedented. As such, there exists considerable risks associated with the amount of monetary stimulus provided and its eventual withdrawal. These risks could include heightened inflation, increased volatility of interest rates, significantly higher interest rates, and overall increased volatility in the fair value of investment securities. These factors could negatively impact our business by reducing the value of our existing portfolio, negatively impacting our opportunities for new investments as market volatility increases, increasing the risk of default in our credit portfolio, and reducing the demand for our products should the broader economy be negatively impacted by withdrawal of monetary stimulus.

The financial crisis also created new government regulation, including the Dodd-Frank Financial Regulatory Reform Bill for U.S. institutions. This significant legislation, intended to reduce risk of another crisis, contains multiple provisions that could impact our business as rules are finalized and implemented. This legislation could help determine the value of our significant holdings in banks and other financial institutions, impact our ability to conduct financial and capital market transactions, and affect the general competitiveness of the U.S. financial services industry.

The European Central Bank (ECB) has undertaken a series of steps designed to mitigate the effects of the European sovereign debt crisis. These steps include reductions in the main lending rate, introduction of a long-term refinancing operation (LTRO), and a program they labeled Outright Monetary Transactions (OMT). This latter program would involve the ECB buying on a potentially unlimited basis government bonds issued in the secondary market by those European sovereign nations requesting official aid from the European Financial Stability Fund.

Other European regulators have undertaken a series of actions as a result of the sovereign debt crisis. These actions are largely designed to improve the health of the banking system throughout the Eurozone and provide a new regulatory framework for sovereign support of weakened institutions. Although the final form is beginning to take shape, it must be approved by a complex framework of regulators and other government entities throughout the Eurozone. One major element of this new regulation gives regulators expanded powers intended to limit the negative impact of large bank failures and protect depositors and taxpayers from further losses. Some of these powers enable the regulator to impose "burden sharing" upon all providers of capital, including senior unsecured lenders under certain conditions. Burden sharing imposes losses on investments in going-concern issuers as a result of an involuntary change in terms or a reduction in principal or interest.

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

Most of our holdings carry a rating by one or more of the Nationally Recognized Statistical Rating Organizations (NRSROs, or “rating agencies”). Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our portfolio. We also employ a team of credit analysts to monitor the creditworthiness of the issuers in our portfolio. Any credit-related declines in the fair value of positions held in our portfolio we believe are not temporary in nature will negatively impact our net income through impairment and other credit related losses.

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

Our portfolio includes holdings of perpetual securities. Most of these are issued by global banks and financial institutions. Following the financial crisis, rating agencies reviewed and, in most cases, modified the rating criteria for financial institutions. This has caused multiple downgrades of many bank and financial issuers, but perpetual securities have been more negatively impacted as their lower position in the capital structure represents relatively more risk than other more senior obligations of the issuer. Further downgrades or default of issuers of securities we own will have a negative impact on our portfolio and could reduce our earnings.

We are exposed to sovereign credit risk through instruments issued directly by governments and government entities as well as banks and other institutions that rely in part on the strength of the underlying government for their credit quality. Many governments, especially in Europe, have been subject to rating downgrades due to reduced economic activity, increased fiscal spending, and investment needed to support banks or other systematically important entities. Additional downgrades or default of our sovereign issuers will have a negative impact on our portfolio and could reduce our earnings.

In addition to our exposure to the underlying credit strength of various issuers of fixed maturity and perpetual securities, we are also exposed to credit spreads, primarily related to market pricing and variability of future cash flows associated with credit spreads. A widening of credit spreads could reduce the value of our existing portfolio and create unrealized losses on our investment portfolio. This could, however, increase the net investment income on new credit investments. Conversely, a tightening of credit spreads could increase the value of our existing portfolio and create unrealized gains on our investment portfolio. This could reduce the net investment income available to us on new credit investments. Increased market volatility also makes it difficult to value certain of our investment holdings (see the Critical Accounting Estimates section in Item 7, Management's Discussion and Analysis, of this Form 10-K).

For more information regarding credit risk, see the Market Risks of Financial Instruments - Credit Risk subsection of Item 7, Management's Discussion and Analysis, of this Form 10-K.

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
We also have exposure to interest rates related to the value of the substantial investment portfolios that support our policy liabilities. Changes in interest rates have a direct impact on the values of fixed securities in our investment portfolio; however, they do not have a direct impact on the related valuation of the corresponding liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk of future increases in interest rates because of an increasing proportion of our investment portfolio includes investments that bear low rates of return. A rise in interest rates could increase the net unrealized loss position of our debt and perpetual securities. Aflac sells insurance products in the US and Japan that provide cash surrender values. A rise in interest rates could trigger significant policy lapsation which might require the Company to sell investment assets and recognize unrealized losses. This situation is commonly referred to as disintermediation risk. Conversely, a decline in interest rates could decrease the net unrealized loss position of our debt and perpetual securities. While we generally invest our assets to match the duration and cash flow characteristics of our policy liabilities, and therefore would not expect to realize most of these gains or losses, our risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, reduce the effectiveness of this strategy and either cause us to dispose of some or all of these investments prior to their maturity, or cause the issuers of these securities to default, both of which could result in our having to recognize such gains or losses.
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
As of December 31, 2013, we held $3.0 billion of perpetual securities, at amortized cost, which represented 2.9% of our total portfolio of debt and perpetual securities. Perpetual securities have characteristics of both debt and equity instruments. These securities do not have a stated maturity date, but generally have a stated interest coupon that was fixed at the time of issuance but then changes to a floating rate security at some predetermined date. Most perpetual securities have call features including the ability of the issuer to retire the debt at par upon the change to a floating rate security. Generally, the mechanics of the floating rate change were intended at the time of issuance to incent the borrower to call the instrument, having the effect of creating an expected economic maturity date. We believe many of the issuers of our perpetual securities will call the instruments upon a change in payment structure but there are no assurances the issuers will do so. Further, there can be no assurance the issuers will have the ability to repay the outstanding principal amount.
Perpetual securities may contain provisions allowing the borrower to defer paying interest for a time. In some cases, we have contractual provisions that stipulate any deferred interest payment accumulates for our benefit and must be paid in the future. There is no assurance such issuers will not choose to defer making payments or will be able to honor a cumulative deferral feature.

There is also a risk that the accounting for these perpetual securities could change in a manner that would have an adverse impact on the reporting for these securities. At the date of filing this Form 10-K, the SEC does not object to the use of a debt impairment model for impairment recognition of these securities as long as there is no significant deterioration in the credit condition of the perpetual securities. The debt impairment model allows the holder to consider whether or not interest and principal payments will be received in accordance with contractual terms and the holder's intent and ability to hold the perpetual security until there is a recovery in value. The equity impairment model, by contrast, looks at the length of time a security's fair value has been below its cost basis and the percentage decline to determine whether an impairment should be recorded, without consideration to the holder's intent and ability to hold the security until recovery in value. The Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) are also working on the financial instruments project which addresses classification and measurement, impairment and hedging. The IASB exposed for comment limited amendments to International Financial Reporting Standards (IFRS) 9 regarding classification and measurement in November 2012. In December 2012, the FASB issued an exposure draft proposing a new impairment model. The proposed revisions will cause investment losses to be recognized sooner and will result in changes in the classification and measurement of certain types of investments. The outcome and timing of this project is uncertain but could result in changes to the current accounting model for perpetual securities, including the possible recognition of some or all of unrealized losses through earnings rather than equity. Although this change would not affect total shareholders' equity as the unrealized loss is already recorded in shareholders' equity, it would reduce net income in the period the change occurred and in future periods. Statutory accounting principles account for these securities using the debt model. Additionally, these securities are carried at amortized cost for statutory reporting purposes, with the exception of any securities that are assigned the lowest NAIC rating (i.e. NAIC 6) or are determined to be impaired (i.e. the issuer will not be able to pay interest and principal as contractually due). Should the statutory accounting requirements change regarding the method of recognizing impairments or the values at which the securities should be carried in the financial statements, it could adversely affect our statutory capital, depending upon the changes adopted.
The valuation of our investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
The vast majority of our financial instruments are subject to the fair value classification provisions under GAAP, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuations, and relates to our investment securities classified as available for sale in our investment portfolio, which comprised $61.0 billion (56%) of our total cash and invested assets, and our entire derivatives portfolio, comprising $488 million of derivatives assets and $837 million of derivative liabilities, as of December 31, 2013. In accordance with GAAP, we have categorized these securities and derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). It gives the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority represents unobservable inputs supported by little or no market activity and that reflect the reporting entity's understanding about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.
At December 31, 2013, approximately 24%, 75% and 1% of our total available-for-sale securities represented Level 1, Level 2 and Level 3 securities, respectively, and approximately 76% and 24% of our total derivatives exposure were classified as Level 2 and Level 3, respectively. Financial instruments may be transferred to Level 3 from Levels 1 and 2 during periods of market disruption or illiquidity.

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
An investment in a fixed maturity or perpetual security is impaired if the fair value falls below book value. We regularly review our entire investment portfolio for declines in value. For our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at fair value in the statement of financial condition and record any unrealized gain or loss in the value of the asset in accumulated other comprehensive income. For our held-to-maturity portfolio, we report the investments at amortized cost. The determination of whether an impairment in value is other than temporary is based largely on our evaluation of the issuer's creditworthiness. Our team of experienced credit professionals must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include our assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. If we determine it is unlikely we will recover our book value of the instrument prior to our disposal of the security, we will reduce the carrying value of the security to its fair value and recognize any associated impairment loss in our consolidated statement of earnings.
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
We attempt to match both the duration and currency of our assets with our liabilities. This is very difficult for Aflac Japan due to the lack of long-dated yen-denominated fixed income instruments. Historically, the Company has been heavily focused on investing cash flows in JGBs, and utilizing private placement and perpetual securities to gain additional yield, extend the duration of the investment portfolio, and maintain yen exposure. The investment in private placements and perpetual securities has led to increased risks associated with illiquidity.

Starting in the third quarter of 2012, Aflac Japan augmented its investment strategy to include U.S. dollar-denominated securities which are then hedged back to yen. This strategy is meant to improve diversification, income yields and liquidity. As of December 31, 2013, Aflac Japan held approximately $20.1 billion in U.S. dollar-denominated fixed income securities, at amortized cost, and approximately $11.2 billion of notional in foreign currency forwards to hedge principal currency risk. This strategy has increased our exposure to U.S. interest rates and credit spreads, and led to economic risk associated with the roll-over of the currency forwards which hold tenors that are shorter than the corresponding hedged U.S. securities. This risk can significantly impact the Company's consolidated financial position and earnings.

The concentration of our investment portfolios in any particular single-issuer or sector of the economy may have an adverse effect on our financial position or results of operations.
Negative events or developments affecting any particular single issuer, industry, group of related industries or geographic sector may have an adverse impact on a particular holding or set of holdings. We seek to minimize this risk by maintaining an appropriate level of diversification. To the extent we have concentrated positions in our investment portfolios, it could have an adverse effect on our investment portfolios and, consequently, on our results of operations and financial position. Our global investment guidelines establish concentration limits for our investment portfolios.

At December 31, 2013, approximately 15% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector. For further details on the concentrations within our investment portfolios see the Analysis of Financial Condition section of MD&A in this report.

Our concentration of business in Japan poses risks to our operations.
Our operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 74% of our total revenues for 2013, compared with 77% in 2012, and 75% in 2011. The Japanese operations accounted for 85% of our total assets at December 31, 2013, compared with 87% at December 31, 2012. The Bank of Japan's January 2014 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy continues to recover moderately. Both public investment and housing investment have continued to increase while private consumption has remained resilient. The report projected that Japan's economy is expected to continue to recover moderately, while it will be affected by the front-loaded increase in demand prior to, and subsequent decline after, the consumption tax hike. Exports are expected to increase moderately due to the improving overseas economies. In regards to domestic demand, public investment is expected to trend upward in the near future and then become flat at a high level. Private consumption and housing investment are expected to remain resilient, while industrial production is expected to continue increasing moderately.

Further, because of the concentration of our business in Japan and our need for long-dated yen-denominated assets, we have a substantial concentration of JGBs in our investment portfolio. As such we have material exposure to the Japanese economy, geo-political climate, political regime, and other elements that generally determine a country's creditworthiness.

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

A decline in the creditworthiness of other financial institutions could adversely affect us.

We have exposure to and routinely execute transactions with counterparties in the financial services industry, including broker dealers, derivative counterparties, commercial banks and other institutions.

We use derivative instruments to mitigate various risks associated with our investment portfolio, notes payable, and profit repatriation. We enter into a variety of agreements involving assorted instruments including foreign currency forward contracts, foreign currency options, foreign currency and interest rate swaps, and options on interest rate swaps (or interest rate swaptions). To provide additional alternatives to increase our overall portfolio yield while managing our overall currency risk, in the third quarter of 2012 through the second quarter of 2013, we invested most of the investable cash flow generated by Aflac Japan into U.S. dollar-denominated investment grade public bonds and hedged these bonds to yen through the use of currency forward contracts. The derivative forward contracts are of a shorter maturity than the hedged bonds which creates roll-over risks within the hedging program. Due to changes in market environments, there is a risk the hedges become ineffective and lose the corresponding hedge accounting treatment. At December 31, 2013, we held foreign currency forwards of approximately $11.2 billion notional associated with Aflac Japan's U.S. dollar-denominated investments referenced above, and we also had interest rate swaptions of approximately $4.5 billion notional associated with certain investments, interest rate and foreign currency swaps of $2.0 billion notional associated with our notes payable, and foreign currency forwards and options of approximately $451 million notional associated with profit repatriation hedges. The Company's increased use of derivatives in the past couple years has increased our financial exposure to derivative counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments our hedges of the risks will be ineffective.

We engage in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements we enter into also include Credit Support Annexes (CSA), which generally provide for two-way collateral postings, in certain cases at the first dollar of exposure and in other cases once various rating and exposure threshold levels are triggered. We attempt to mitigate the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of a transaction or that collateral be posted upon the occurrence of certain events or circumstances. In addition, a significant portion of the derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength ratings. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of any such downgrade. If the Company is required to post collateral to support derivative contracts and/or pay cash to settle the contracts at maturity, the Company's liquidity could be strained.

Further, we have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2013, we had agreements with 372 banks to market Aflac's products in Japan. Sales through these banks represented 31.3% of Aflac Japan's new annualized premium sales in 2013. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.
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
Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including state insurance regulators, the SEC, the NAIC, the FSA and Ministry of Finance (MOF) in Japan, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Treasury, including the Internal Revenue Service, each of which exercises a degree of interpretive latitude. In addition, proposals regarding the global regulation of insurance are under discussion. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may change over time to our detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause us to change our views regarding the actions we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or otherwise negatively impact the profitability of our business.

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
Regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on our financial condition and results of operations.

Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by the U.S. Congress and signed into law by the President. For example, the ACA, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes, directed toward major medical health insurance coverage which Aflac does not offer, have already begun and will continue to be phased in over the next several years. The major elements of the bill became effective on January 1, 2014. We believe that the ACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.
In 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council. In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers and advanced a third insurer to the final stage of the designation process for supervision by the Board in 2013. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.

Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives.

The Dodd-Frank Act also established an FIO under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation.

On December 10, 2013, five U.S. financial regulators adopted a final rule implementing the "Volcker Rule," which was created by Section 619 of the Dodd-Frank Act. The Volcker Rule generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds." The final rule becomes effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015. In response to industry questions regarding the final Volcker Rule, the OCC, Federal Reserve, the FDIC, the SEC, and the CFTC issued a clarifying interim final rule on January 14, 2014, permitting banking entities to retain interests in certain CDOs backed by trust preferred securities if the CDO meets certain requirements.

Nonbank financial companies such as Aflac that are not affiliated with an insured depository institution or otherwise brought within the definition of "banking entity" generally will not be subject to the Volcker Rule's prohibitions. However, the prohibitions of the Volcker Rule could impact financial markets generally, for example, through reduced liquidity in certain markets or the exiting of positions by banking entities as the end of the conformance period approaches.

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
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on the business of insurance companies. On an ongoing basis NRSROs review the financial performance and condition of insurers and may downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer's control. In addition to financial strength ratings, various NRSROs also publish ratings on our debt. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner and are important factors in our ability to access liquidity in the debt markets. Downgrades in our credit ratings could give our derivatives counterparties the right to require early termination of derivatives transactions or delivery of additional collateral, thereby adversely affecting our liquidity.
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
The FASB and IASB have announced their commitment to achieving a single set of high-quality global accounting standards. In 2010, the SEC announced a work plan, the results of which would aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this work plan is consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. In 2012, the SEC issued the final report which stated that adopting IFRS would present challenges and that the majority of the U.S. capital market participants did not support adopting IFRS. However, the report also stated there was significant support for other methods of incorporating IFRS through endorsement into U.S. GAAP. The FASB and IASB are currently working on a joint insurance contracts project that will change the way insurance liabilities are determined and reported. The comment period for the insurance contracts exposure draft ended in the fourth quarter of 2013 and redeliberations are underway. The FASB decided in February 2014 to focus on making targeted improvements to existing U.S. GAAP. Therefore, it appears unlikely that the FASB and IASB will achieve a converged standard relating to insurance contracts. The FASB and IASB are also working on the financial instruments project, which addresses classification and measurement, impairment and hedging. The IASB exposed for comment limited amendments to IFRS 9 regarding classification and measurement in November 2012. In December 2012, the FASB issued an exposure draft proposing a new impairment model. The revisions will cause investment losses to be recognized sooner and will result in changes in the classification and measurement of certain types of investments. Based upon recent deliberations, it now seems unlikely that the FASB and IASB will achieve a converged standard related to classification and measurement and impairment of financial instruments. The ultimate outcome and timing of these events including the adoption of IFRS are uncertain at this time. The adoption of IFRS and/or the effects of accounting standards changes could significantly alter the presentation of our financial position and results of operations in our financial statements.

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

The collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as such term is defined in the HIPAA regulations). With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities.
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

In addition, under Japanese laws and regulations, including the APPI, if a leak or loss of personal information by Aflac Japan or its business associates should occur, depending on factors such as the volume of personal data involved and the likelihood of other secondary damage, Aflac Japan may be required to file reports to the FSA; issue public releases explaining such incident to the public; or become subject to an FSA business improvement order, which could pose a risk to our reputation.

The inability to recognize tax benefits associated with capital loss carryforwards could have a material impact on our equity position or net income.

We currently have approximately $1.4 billion of capital loss carryforwards. The tax benefits provided by these capital loss carryforwards can only be utilized through the generation of capital gains and carried forward five years. Currently, we have evaluated our ability to generate capital gains to realize these tax benefits and determined that, based on our current investment portfolio position and available tax strategies; it is more likely than not to that these tax benefits will be recognized. Rising interest rates, wider credit spreads and changes in currency rates can negatively impact our ability to generate future capital gains in order to recognize these tax benefits. As a result of these types of changes, we may be required to establish a valuation allowance for the deferred tax assets associated with these capital loss carryforwards which could have a material impact on our equity position or net income.

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

Events, including those external to our operations, could damage our reputation.
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

We also face other risks that could adversely affect our business, results of operations or financial condition, which include:

•	any requirement to restate financial results in the event of inappropriate application of accounting principle

•	failure to appropriately maintain controls over models used to generate significant inputs to the Company’s financial statements

•	failure of our processes to prevent and detect unethical conduct of employees

•	a significant failure of internal controls over financial reporting

•	failure of our prevention and control systems related to employee compliance with internal policies and regulatory requirements

•	failure of corporate governance policies and procedures

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
In Tokyo, Japan, Aflac has two primary campuses. The first campus includes a building, owned by Aflac, for the customer call center, information technology departments, and training facility. It also includes a leased property, which houses our policy administration and customer service departments. The second campus comprises leased space, which serves as our Japan branch headquarters and houses administrative and investment support functions for the Japan branch. Aflac also leases additional office space in Tokyo, along with regional offices located throughout the country.

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
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:
Quarterly Common Stock Prices

2013	High	Low
4th Quarter	$67.62	$61.96
3rd Quarter	63.63	56.08
2nd Quarter	58.75	48.54
1st Quarter	54.44	48.17

2012	High	Low
4th Quarter	$54.93	$47.25
3rd Quarter	50.24	40.97
2nd Quarter	46.58	38.14
1st Quarter	50.33	42.30

Holders

As of February 18, 2014, there were 87,494 holders of record of the Company's common stock.
Dividends

	2013	2012
4th Quarter	$.37	$.35
3rd Quarter	.35	.33
2nd Quarter	.35	.33
1st Quarter	.35	.33

In February 2014, the board of directors declared the first quarter 2014 cash dividend of $.37 per share. The dividend is payable on March 3, 2014 to shareholders of record at the close of business on February 14, 2014. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of the MD&A and Note 13 of the Notes to the Consolidated Financial Statements presented in this report.

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

Performance Graphic Index
December 31,

	2008	2009	2010	2011	2012	2013
Aflac Incorporated	100.00	104.45	130.44	102.64	129.70	167.21
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
S&P Life & Health Insurance	100.00	115.57	144.76	114.78	131.53	215.02
Copyright© 2014 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities
During the year ended December 31, 2013, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	0		$0.00	0	22,422,204
February 1 - February 28	1,570,020		49.89	1,455,000	20,967,204
March 1 - March 31	1,530,799		50.79	1,523,800	19,443,404
April 1 - April 30	0		0.00	0	19,443,404
May 1 - May 31	1,808		55.61	0	19,443,404
June 1 - June 30	2,284,549		56.69	2,284,000	17,159,404
July 1 - July 31	161		61.68	0	17,159,404
August 1 - August 31	298,000		60.10	298,000	16,861,404
September 1 - September 30	11,726		58.12	10,000	16,851,404
October 1 - October 31	803,721		64.77	800,000	16,051,404
November 1 - November 30	3,957,584		65.74	3,957,584	52,093,820
December 1 - December 31	2,886,988		66.03	2,883,800	49,210,020
Total	13,345,356	(2)	$60.48	13,212,184	49,210,020	(1)
(1)The total remaining shares available for purchase at December 31, 2013, consisted of: (1) 9,210,020 shares related to a share repurchase authorization by the board of directors in 2008 and (2) 40,000,000 shares related to a share repurchase authorization by the board of directors in 2013.
(2)During the year ended December 31, 2013, 133,172 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.     SELECTED FINANCIAL DATA
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2013	2012	2011	2010	2009
Revenues:
Net premiums, principally supplemental health insurance	$20,135	$22,148	$20,362	$18,073	$16,621
Net investment income	3,293	3,473	3,280	3,007	2,765
Realized investment gains (losses)	399	(349)	(1,552)	(422)	(1,212)
Other income	112	92	81	74	80
Total revenues	23,939	25,364	22,171	20,732	18,254
Benefits and expenses:
Benefits and claims, net	13,813	15,330	13,749	12,106	11,308
Expenses	5,310	5,732	5,472	5,065	4,711
Total benefits and expenses	19,123	21,062	19,221	17,171	16,019
Pretax earnings	4,816	4,302	2,950	3,561	2,235
Income taxes	1,658	1,436	1,013	1,233	738
Net earnings	$3,158	$2,866	$1,937	$2,328	$1,497
Share and Per-Share Amounts
Net earnings (basic)	$6.80	$6.14	$4.16	$4.96	$3.21
Net earnings (diluted)	6.76	6.11	4.12	4.92	3.19
Cash dividends paid	1.42	1.34	1.23	1.14	1.12
Cash dividends declared	1.42	1.34	1.23	1.14	.84
Weighted-average common shares used for basic EPS (In thousands)	464,502	466,868	466,519	469,038	466,552
Weighted-average common shares used for diluted EPS (In thousands)	467,408	469,287	469,370	473,085	469,063
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	105.39	86.58	77.74	81.49	92.10
Weighted-average yen/dollar exchange rate (yen)	97.54	79.81	79.75	87.73	93.49
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs. Adjustments to balances in 2009 were immaterial and are not reflected in the table above.

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2013	2012	2011	2010	2009
Assets:
Investments and cash	$108,459	$118,219	$103,462	$88,230	$73,192
Other	12,848	12,875	12,775	12,013	10,914
Total assets	$121,307	$131,094	$116,237	$100,243	$84,106
Liabilities and shareholders’ equity:
Policy liabilities	$89,402	$97,720	$94,239	$82,310	$69,245
Income taxes	3,718	3,858	2,308	1,689	1,653
Notes payable	4,897	4,352	3,285	3,038	2,599
Other liabilities	8,670	9,186	3,459	2,666	2,192
Shareholders’ equity	14,620	15,978	12,946	10,540	8,417
Total liabilities and shareholders’ equity	$121,307	$131,094	$116,237	$100,243	$84,106
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs. Adjustments to balances in 2009 were immaterial and are not reflected in the table above.

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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and credit downgrades of securities in our investment portfolio

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	credit and other risks associated with Aflac's investment in perpetual securities

•	differing judgments applied to investment valuations

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular single-issuer or sector

•	concentration of business in Japan

•	decline in creditworthiness of other financial institutions

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	changes in law or regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	decreases in our financial strength or debt ratings

•	ability to continue to develop and implement improvements in information technology systems

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	changes in U.S. and/or Japanese accounting standards

•	failure to comply with restrictions on patient privacy and information security

•	inability to recognize tax benefits associated with capital loss carryforwards

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, acts of terrorism and damage incidental to such events

•	ongoing changes in our industry

•	events that damage our reputation

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2013. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Reflecting the weaker yen/dollar exchange rate, total revenues were $23.9 billion in 2013, compared with $25.4 billion in 2012. Net earnings in 2013 were $3.2 billion, or $6.76 per diluted share, compared with $2.9 billion, or $6.11 per diluted share, in 2012.

Results for 2013 included pretax net realized investment gains of $399 million ($259 million after-tax), compared with net realized investment losses of $349 million ($226 million after-tax) in 2012. Net investment gains in 2013 consisted of $199 million ($129 million after-tax) of other-than-temporary impairment losses; $262 million of net gains ($170 million after-tax) from the sale or redemption of securities; and $336 million of net gains ($218 million after-tax) from valuing derivatives. Shareholders' equity included a net unrealized gain on investment securities and derivatives of $1.0 billion at December 31, 2013, compared with a net unrealized gain of $2.6 billion at December 31, 2012.
In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. In March 2013, the Parent Company and Aflac entered into a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of 50 billion yen or the equivalent of Japanese yen in U.S. dollars. For further information regarding these transactions, see Note 9 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In 2013, we repurchased 13.2 million shares of our common stock in the open market for $800 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of our assets and 72% of our liabilities are reported as of December 31, 2013, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac's investments in debt, perpetual and equity securities include both publicly issued and privately issued securities. For publicly issued securities, we determine the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. In the first quarter of 2013, we engaged a third party pricing vendor to value a majority of privately issued securities within our investment portfolio which were previously being valued using our discounted cash flow pricing model at December 31, 2012. For the remaining privately issued securities, we use non-binding price quotes from outside brokers. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of distressed investments, the determination of fair value if not publicly traded and the assessment of whether a decline is other than temporary involve significant management judgment.

Our team of experienced credit professionals must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include our assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. This process requires consideration of risks which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk. Management updates its evaluations regularly and reflects impairment losses in the Company's income statement as such evaluations are revised.

Our derivative activities include foreign currency, interest rate and credit default swaps in variable interest entities (VIEs) that are consolidated; foreign currency swaps associated with certain senior notes and our subordinated debentures; foreign currency forwards used in hedging foreign exchange risk and options on interest rate swaps (or interest rate swaptions) used in hedging interest rate risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. With the exception of the derivatives associated with our VIE investments, the fair values of the derivatives referenced above are based on the amounts we would expect to receive or pay to terminate the derivatives. For derivatives associated with VIEs where we are the primary beneficiary, we receive valuations from a third party pricing vendor.

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

Deferred Policy Acquisition Costs

Certain costs of acquiring new business are deferred and amortized over the policy's premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest and future premium revenue generally established at the time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. See Note 1 of the Notes to the Consolidated Financial Statements for information on changes to the accounting policy for costs associated with acquiring or renewing insurance contracts that we adopted retrospectively as of January 1, 2012.

As presented in the following table, the ratio of unamortized DAC to annualized premiums in force for Japan decreased in 2013, 2012 and 2011. This decrease was primarily due to the lower expense ratio of the first sector products that generated high volumes of sales in Japan.

The ratio of unamortized DAC to annualized premiums in force has increased for Aflac U.S. for the last three years. The increase has been primarily driven by a greater proportion of our annualized premiums being under an accelerated commission schedule for new associates.
Deferred Policy Acquisition Cost Ratios

	Aflac Japan			Aflac U.S.
(In millions)	2013	2012	2011	2013	2012	2011
Deferred policy acquisition costs	$5,819	$6,801	$7,102	$2,979	$2,857	$2,687
Annualized premiums in force	14,870	17,238	17,284	5,570	5,451	5,188
Deferred policy acquisition costs as a percentage of annualized premiums in force	39.1%	39.5%	41.1%	53.5%	52.4%	51.8%
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.
Policy Liabilities

(In millions)	2013	2012
Japan segment:
Future policy benefits	$61,780	$69,530
Unpaid policy claims	2,342	2,756
Other policy liabilities	16,180	16,897
Total Japan policy liabilities	$80,302	$89,183
U.S. segment:
Future policy benefits	$7,354	$6,931
Unpaid policy claims	1,421	1,278
Other policy liabilities	323	325
Total U.S. policy liabilities	$9,098	$8,534
Consolidated:
Future policy benefits	$69,136	$76,463
Unpaid policy claims	3,763	4,034
Other policy liabilities	16,503	17,223
Total consolidated policy liabilities	$89,402	$97,720

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 77% and 4% of total policy liabilities as of December 31, 2013, respectively.

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

Our review in 2013 and 2012 indicated that we needed to strengthen the liability associated primarily with long-term care in the United States. We strengthened our future policy benefits liability by $20 million in both 2013 and 2012 as a result of this review. Our review in 2012 further indicated that we needed to strengthen the liability associated primarily with a block of care policies and closed block of dementia policies in Japan, primarily due to low investment yields. We strengthened our future policy benefits liability by $81 million in 2012 as a result of this review.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2013	2012	2011
Aflac U.S.	$7,354	$6,931	$6,484
Growth rate	6.1%	6.9%	6.7%
Aflac Japan	$61,780	$69,530	$72,792
Growth rate	(11.1)%	(4.5)%	10.3%
Consolidated	$69,136	$76,463	$79,278
Growth rate	(9.6)%	(3.6)%	10.0%
Yen/dollar exchange rate (end of period)	105.39	86.58	77.74
Aflac Japan (in yen)	6,511	6,020	5,659
Growth rate	8.2%	6.4%	5.2%

As of December 31, 2013, the decrease in total consolidated future policy benefits liability in dollars was primarily driven by the weakening of the yen against the U.S. dollar, compared with December 31, 2012. The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of our in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2013, to changes in severity and frequency of claims. For the years 2011 through 2013, our assumptions changed on average by approximately 1% in total, and we believe that a variation in assumptions in a range of plus or minus 1% in total is reasonably likely to occur.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$24	$48	$72	$96
Increase by 1%	(23)	0	24	48	72
Unchanged	(47)	(24)	0	24	48
Decrease by 1%	(70)	(47)	(24)	0	24
Decrease by 2%	(92)	(70)	(47)	(23)	0

Other policy liabilities, which accounted for 18% of total policy liabilities as of December 31, 2013, consisted primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 53% and 56% of the December 31, 2013 and 2012 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

Income Taxes

Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing our income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. The evaluation of a tax position in accordance with GAAP is a two-step process. Under the first step, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. The determination of a valuation allowance for deferred tax assets requires management to make certain judgments and assumptions.

In evaluating the ability to recover deferred tax assets, our management considers all available evidence, including taxable income in open carry back years, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income exclusive of reversing temporary differences and carryforwards, future taxable temporary difference reversals, and prudent and feasible tax planning strategies. In the event we determine it is not more likely than not that we will be able to realize all or part of our deferred tax assets in the future, a valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Future economic conditions and market volatility, including increases in interest rates or widening credit spreads, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized capital losses. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.

Interest rates and credit spreads in both the United States and Japan are not the only factors that impact the Company’s unrealized gain/loss position and the evaluation of a need for a valuation allowance on the Company’s deferred tax asset, but they do have a direct and significant effect on both. In the second quarter of 2013, we recorded a valuation allowance of $237 million related to the deferred tax assets associated with our unrealized investment losses recorded in other comprehensive income. The rise in interest rates in both the United States and Japan in the second quarter was a significant factor that contributed to the need for the valuation allowance at that time. We released the $237 million valuation allowance in the third quarter of 2013 because it was more likely than not that the deferred tax assets related to unrealized investment losses would be realized in the future. In the third quarter, the decline in interest rates in Japan and narrowing of credit spreads in the United States were able to offset continued increases in interest rates in the United States resulting in the release of the valuation allowance in the third quarter. Based on our methodology described above for evaluating the need for a valuation allowance, we have determined that it is more likely than not that our deferred tax assets will be realized in the future, therefore we have not recorded a valuation allowance as of December 31, 2013.

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
RESULTS OF OPERATIONS
The following discussion includes references to our performance measures, operating earnings and operating earnings per diluted share, that are not based on accounting principles generally accepted in the United States of America (“GAAP”). Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance. Aflac believes that an analysis of operating earnings is vitally important to an understanding of our underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

Aflac defines operating earnings (a non-GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable but excludes items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses (securities transactions, impairments, and derivative and hedging activities), nonrecurring items, and other non-operating income (loss) from net earnings. Aflac's derivative activities include: foreign currency, interest rate and credit default swaps in variable interest entities that are consolidated; foreign currency swaps associated with certain senior notes and our subordinated debentures; foreign currency forwards used in hedging foreign exchange risk and options on interest rate swaps (or interest rate swaptions) used in hedging interest rate risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen. Our management uses operating earnings to evaluate the financial performance of Aflac's insurance operations because realized investment gains and losses and other and nonrecurring items tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with our insurance operations, and therefore may obscure the underlying fundamentals and trends in Aflac's insurance operations.

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share for the years ended December 31.
Reconciliation of Operating Earnings to Net Earnings

	In Millions				Per Diluted Share
	2013		2012	2011	2013	2012	2011
Operating earnings	$2,887		$3,097	$2,946	$6.18	$6.60	$6.27
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	41		(326)	(850)	.09	(.69)	(1.81)
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(17)		(5)	0	(.04)	(.01)	.00
Other derivative and hedging activities	229	(1)	105	(159)	.49	.22	(.34)
Other and non-recurring income (loss)	18		(5)	0.04		(.01)	.00
Net earnings	$3,158		$2,866	$1,937	$6.76	$6.11	$4.12
(1) Excludes a gain of $6, after tax, in 2013 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Realized Investment Gains and Losses
Our investment strategy is to invest in fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s profitability. This investment strategy incorporates asset-liability matching

(ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

Securities Transactions and Impairments

During 2013, we realized pretax investment gains, net of losses, of $262 million ($170 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from sales of Japanese Government Bonds (JGBs) as part of a portfolio repositioning exercise. We also realized modest gains from bond tender offers of several of our holdings. We realized pretax investment losses of $199 million ($129 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During 2012, we realized pretax investment gains, net of losses, of $474 million ($309 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from sales of JGBs in a bond-swap program in the third quarter of 2012 and sales resulting from our efforts to reduce risk exposure in our investment portfolio. We realized pretax investment losses of $997 million ($635 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During 2011, we realized pretax investment gains, net of losses, of $594 million ($386 million after-tax) from the sale of securities. We realized pretax investment losses of $1.9 billion ($1.2 billion after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities. The impairments and many of the sales were the result of an implemented plan to reduce the risk exposure in our investment portfolio, coupled with the continued decline in the creditworthiness of certain issuers. The sales gains were primarily driven by the sale of U.S. Treasury strips and JGBs that were part of a bond-swap program.

See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment activities.

The following table details our pretax impairment losses by investment category for the years ended December 31.

(In millions)	2013	2012	2011
Perpetual securities	$70	$243	$565
Corporate bonds	102	345	1,316
Mortgage- and asset-backed securities	0	3	17
Municipalities	0	0	2
Sovereign and supranational	26	386	0
Equity securities	1	0	1
Total other-than-temporary impairment losses realized (1)	$199	$977	$1,901
(1) Includes $45, $597 and $1,286 for the years ended December 31, 2013, 2012 and 2011, respectively, for credit-related impairments;
$26 and $27 for the years ended December 31, 2013 and 2012, respectively, for impairments due to severity and duration of decline in fair value; and $128, $353 and $615 for the years ended December 31, 2013, 2012 and 2011, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps, credit default swaps and interest rate swaps in VIEs that are consolidated; foreign currency forwards and interest rate swaptions on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; foreign currency interest rate swaps associated with certain senior notes and our subordinated debentures; and an interest rate swap associated with our variable interest rate yen-denominated debt. During 2013, we realized pretax investment gains, net of losses, of $336 million ($218 million after-tax), compared with pretax investment gains, net of losses, of $154 million ($100 million after-tax) in 2012 and pretax investment losses, net of gains, of $245 million ($159 million after-tax) in 2011 as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.4% in 2013, 33.4% in 2012 and 34.3% in 2011. The lower effective income tax rate for 2012 reflected the favorable outcome of a routine tax exam for the years 2008 and 2009, which reduced income tax expense by $29.5 million. Total income taxes were $1.7 billion in 2013, compared with $1.4 billion in 2012 and $1.0 billion in 2011. Japanese income taxes on Aflac Japan's results account for most of our consolidated income tax expense. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Earnings Guidance

Our objective for 2013 was to increase operating earnings per diluted share in the range of 4% to 7% over 2012, and we announced in mid-2013 that we expected to achieve a 5% increase, excluding the effect of foreign currency translation. We reported 2013 net earnings per diluted share of $6.76. Adjusting that number for after-tax realized investment gains ($.54 per diluted share), other non-operating income ($.04 per diluted share), and foreign currency translation (an expense of $.76 per diluted share), we finished the year slightly above our expectation with a 5.2% increase in operating earnings per diluted share.

Our objective for 2014 is to increase operating earnings per diluted share by 2% to 5% over 2013, excluding the effect of foreign currency translation. Our 2014 earnings per diluted share objective will benefit significantly from increased share repurchase activities, but will also be challenged by sizeable expenditures in both Japan and the U.S. to enhance our operational infrastructure and an increase in Japan's consumption tax, which rises from 5% to 8% starting in April 2014. Additionally, we estimate the reinsurance agreement entered into at the end of third quarter 2013 will reduce 2014 operating earnings per diluted share by approximately $.05. If we achieve our objective for 2014, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2014 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2013			Yen Impact
95	$6.40 - 6.58	3.6	-	6.5%	$.09
97.54(2)	6.31 - 6.49	2.1	-	5.0	.00
100	6.22 - 6.40	.6	-	3.6	(.09)
105	6.06 - 6.24	(1.9)	-	1.0	(.25)
110	5.91 - 6.09	(4.4)	-	(1.5)	(.40)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and other non-operating income (loss) in 2014 and 2013
(2)Actual 2013 weighted-average exchange rate

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
Aflac Japan Summary of Operating Results

(In millions)	2013	2012	2011
Net premium income	$14,982	$17,151	$15,619
Net investment income:
Yen-denominated investment income	1,497	1,902	1,799
Dollar-denominated investment income	1,154	943	889
Net investment income	2,651	2,845	2,688
Other income (loss)	55	57	46
Total operating revenues	17,688	20,053	18,353
Benefits and claims, net	10,924	12,496	11,037
Operating expenses:
Amortization of deferred policy acquisition costs	641	716	650
Insurance commissions	944	1,174	1,179
Insurance and other expenses	1,551	1,763	1,658
Total operating expenses	3,136	3,653	3,487
Total benefits and expenses	14,060	16,149	14,524
Pretax operating earnings(1)	$3,628	$3,904	$3,829
Weighted-average yen/dollar exchange rate	97.54	79.81	79.75

	In Dollars			In Yen
Percentage change over previous period:	2013	2012	2011	2013	2012	2011
Net premium income	(12.7)%	9.8%	15.8%	6.8%	9.9%	5.4%
Net investment income	(6.8)	5.8	9.6	13.9	6.1	(.4)
Total operating revenues	(11.8)	9.3	14.9	7.8	9.4	4.5
Pretax operating earnings(1)	(7.1)	2.0	17.5	13.6	2.0	6.8
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

The percentage increases in premium income in yen reflect the growth of premiums in force. The increases in annualized premiums in force in yen of 5.0% in 2013, 11.1% in 2012 and 7.0% in 2011 reflect the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force at December 31, 2013, were 1.57 trillion yen, compared with 1.49 trillion yen in 2012 and 1.34 trillion yen in 2011. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $14.9 billion in 2013, $17.2 billion in 2012, and $17.3 billion in 2011.

Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 44% of Aflac Japan's investment income in 2013, compared with 33% in 2012 and 2011. This percentage increase is due to our higher allocation to U.S. dollar-denominated investments. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the respective prior year, dollar-denominated investment income accounted for approximately 39% of Aflac Japan's investment income during 2013, compared with 33% in 2012 and 35% in 2011.

The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2013	2012	2011	2013	2012	2011
Net investment income	13.9%	6.1%	(.4)%	4.7%	5.9%	3.0%
Total operating revenues	7.8	9.4	4.5	6.4	9.3	5.1
Pretax operating earnings(1)	13.6	2.0	6.8	7.0	1.7	9.2
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2013	2012	2011
Benefits and claims, net	61.7%	62.3%	60.1%
Operating expenses:
Amortization of deferred policy acquisition costs	3.6	3.6	3.5
Insurance commissions	5.3	5.9	6.4
Insurance and other expenses	8.9	8.7	9.1
Total operating expenses	17.8	18.2	19.0
Pretax operating earnings(1)	20.5	19.5	20.9
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

For many years, the ratio of benefits and claims to total revenues (benefit ratio) for our health products has been positively impacted by favorable claim trends, primarily in our cancer product line. While we expect this downward claim trend to continue, the rate of decline in Aflac Japan's total benefit ratio has moderated, due in part to strong sales results in our ordinary products, including WAYS and child endowment. These products have higher benefit ratios and lower expense ratios than our health products. The benefit ratio has also been impacted by the effect of low investment yields and portfolio derisking, both of which impact our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk subsection of this MD&A). In 2013, the benefit ratio and the operating expense ratio decreased, resulting in a higher pretax operating profit margin, compared with 2012. These ratio changes were influenced by the impact of the stronger dollar on our revenues reported in yen. The benefit ratio and pretax operating profit margin were also modestly impacted by a reinsurance transaction that we entered into in the third quarter of 2013. For 2014, we anticipate the pretax operating profit margin to decline somewhat compared with 2013 as we see the impacts of challenges as discussed in the Earnings Guidance subsection of this MD&A.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2013	2012	2011	2013	2012	2011
New annualized premium sales	$1,539	$2,641	$2,027	149.3	210.6	161.0
Increase (decrease) over prior year	(41.7)%	30.3%	30.5%	(29.1)%	30.8%	18.6%

The following table details the contributions to new annualized premium sales by major insurance product for the years ended December 31.

	2013	2012	2011
Medical	27.9%	17.5%	22.3%
Cancer	17.0	13.1	19.6
Ordinary life:
Child endowment	11.7	11.6	17.0
WAYS	27.5	44.9	26.2
Other ordinary life	10.3	8.5	10.3
Other	5.6	4.4	4.6
Total	100.0%	100.0%	100.0%

As anticipated, Aflac Japan's overall sales declined in 2013 compared with 2012. This decline was primarily the result of two factors: the repricing of WAYS and other first sector life products, reflecting lower assumed interest rates; and improved investment returns for equities and fixed-income investments, which caused customers at banks to shift their focus from WAYS-type insurance products to investment trusts. Going forward into 2014, we expect this declining trend to continue.

The foundation of Aflac Japan's portfolio has been, and continues to be, our cancer and medical products. Sales of cancer and medical products combined were at the high end of our sales target range, increasing 4.0% during 2013, compared with 2012, primarily reflecting a favorable response to our new EVER medical product that was launched in August 2013 and the advertising we created to promote it. We have been focusing more on the development of our cancer and medical products following the repricing of our first sector life products in April 2013. With continued cost pressure on Japan's health care system, we expect the need for cancer and medical products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At December 31, 2013, we had agreements to sell our products at 372 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. As expected, sales of the WAYS product declined sharply in 2013, leading to a 51.3% decline in bank channel sales, compared with 2012. Bank channel sales accounted for 31.3% of new annualized premium sales in 2013 for Aflac Japan, compared with 45.6% in 2012.

We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 66.9% of total new annualized premium sales for Aflac Japan in 2013. In 2013, we recruited more than 1,600 new sales agencies. At December 31, 2013, Aflac Japan was represented by more than 15,900 sales agencies and more than 126,500 licensed sales associates employed by those agencies.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding their partnership that was initially established in 2008 (see Japanese Regulatory Environment). Through this alliance, Japan Post intends to expand the number of post offices that offer Aflac's cancer products, gradually increasing from 1,000 postal outlets to eventually 20,000 outlets. Subject to regulatory approval, Japan Post Insurance (Kampo) will enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Also subject to regulatory approval, Aflac Japan will work in consultation with Japan Post to develop a unique Aflac-branded cancer product for Japan Post and Kampo. Additionally, Aflac Japan has formed a business partnership with Daido Life Insurance Company (Daido). Daido will sell Aflac's cancer insurance policies to members of Hojinkai, a non-profit organization associated with 900,000 small and mid-sized member firms across Japan.

We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2014 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. We expect Aflac Japan's sales of third sector cancer and medical products to be up 2% to 7% for 2014.

Japanese Economy
The Bank of Japan's January 2014 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy continues to recover moderately. Both public investment and housing investment have continued to increase while private consumption has remained resilient. The report projected that Japan's economy is expected to recover moderately, while it will be affected by the front-loaded increase in demand prior to, and subsequent decline after, the consumption tax hike. Exports are expected to increase moderately due to the improving overseas economies. As for domestic demand, public investment is expected to trend upward in the near future and then become flat at a high level. Private consumption and housing investment are expected to remain resilient, while industrial production is expected to continue increasing moderately.

Japanese Regulatory Environment

In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand a partnership that was initially established in 2008 (see Aflac Japan Sales).

On January 16, 2014, Japan’s FSA issued a reporting order pursuant to Article 200, Paragraph 1 of the Insurance Business Law to all insurance companies, including Aflac Japan, entitled “Regarding the Rectification, etc. of Insurance Agency Employees.” Companies have been ordered to ascertain conditions on the ground regarding sales agent subcontracting (i.e., the use of non-employee contractors to sell insurance on behalf of insurance agencies), facilitate the discontinuation of the practice and report to the FSA no later than April 30, 2015. In light of the Company's current mix of distribution channels, the use of non-employee contractors is not a major channel for the Company in Japan.

In June 2013, a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime is expected to come into effect in March 2014, but is not expected to have a material impact on the Company's operations in Japan.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has historically invested primarily in JGBs and privately issued securities. Privately issued securities generally have higher yields than those available on JGBs and other publicly traded debt instruments. All of the privately issued securities we purchase were rated investment grade at the time of purchase. These securities were generally issued with documentation consistent with standard medium-term note programs. In addition, many of these investments have protective covenants appropriate to the specific issuer, industry and country. These covenants often require the issuer to adhere to specific financial ratios and give priority to repayment of our investment under certain circumstances.

All of the privately issued securities we purchased were rated investment grade at the time of purchase. These securities were generally either privately negotiated arrangements or were issued with documentation consistent with standard medium-term note programs. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of our notes.

In order to address our challenge of investing in Japan's low-interest-rate environment and reduce the amount of privately issued securities in our overall portfolio, in the third quarter of 2012, we began investing in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and have entered into foreign currency forwards to hedge the currency risk on the fair value of the U.S. dollar securities. We started this program as part of our strategic review of portfolio allocation, maintain it as part of our on-going portfolio allocation, and will allocate new money into the program based on multiple factors including market conditions, overall portfolio make-up, investment alternatives, needs of the business, and other factors.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities, redemptions and securities lending. Aflac Japan purchased debt security investments at an aggregate acquisition cost of approximately 2.5 trillion yen in 2013 (approximately $25.4 billion), 2.7 trillion yen in 2012 (approximately $34.4 billion) and 2.0 trillion yen in 2011 (approximately $25.5 billion). During the three-year period ended December 31, 2013, there were no purchases of perpetual securities, and equity security purchases were immaterial.

The following table presents the composition of debt security purchases for Aflac Japan by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2013	2012	2011
Debt security purchases, at cost:
Banks/financial institutions	.4%	2.3%	3.9%
Government and agencies	76.2	73.8	83.7
Municipalities	.0	.0	.7
Public utilities	3.3	3.4	2.4
Sovereign and supranational	.0	.1	.5
Other corporate	20.1	20.4	8.8
Total	100.0%	100.0%	100.0%
The change in allocation of purchases from year to year is based on broad business and portfolio management objectives and the relative value and availability of investment opportunities. Given the volatility in the U.S. interest rate environment, Aflac Japan did not purchase any additional U.S. dollar-denominated fixed maturities as part of the program discussed above during the second half of 2013. The majority of new money purchases were allocated to JGBs in the second half of 2013. The decrease in purchases of securities in the government and agencies sector in 2012, compared with 2011, was directly related to our purchase of U.S. dollar-denominated publicly traded investment grade debt as mentioned above. The increase in purchases of securities in the government and agencies sector in 2011 was due to increased investment in JGBs as part of bond-swap programs and the reinvestment of proceeds from sales of other securities.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (S&P), and Fitch Ratings (Fitch)) or, if not rated, are determined based on our internal credit analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated (one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade), see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac Japan's purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2013	2012	2011
AAA	.3%	.3%	6.9%
AA	77.7	74.9	79.3
A	10.9	8.5	7.5
BBB	9.4	15.1	5.7
BB or Lower	1.7	1.2	.6
Total	100.0%	100.0%	100.0%

Our purchases of securities are determined through an evaluation of multiple factors including credit risk, relative pricing and return potential of the security, liquidity of the instrument, broad business and portfolio considerations, and other market based and company specific factors. Higher purchases of AA rated securities in 2013 compared with 2012 were primarily due to additional purchases of JGBs. The increase in purchases of AAA rated securities during 2011 was due to purchases of U.S. Treasury strips that were subsequently sold prior to the end of the year. The increase in purchases of A rated securities in 2013 and BBB rated securities in 2012 was related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed above. The purchases of BB or lower rated securities during 2013, 2012 and 2011 were related to a limited program that we initiated in 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. For more information on this program, see the Credit Risk subsection of this MD&A.

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2013(1)	2012(1)	2011
New money yield	2.48%	2.40%	2.48%
Return on average invested assets, net of investment expenses	2.86	2.89	3.18
Portfolio yield, including dollar-denominated investments, end of period	2.80	2.87	3.29
(1) Yields are reported before the cost of the foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-traded corporate bonds.

The increase in the Aflac Japan new money yield is primarily due to the increase in U.S. interest rates experienced throughout the year, partially offset by a decrease in Japan interest rates, declining credit spreads and the allocation of new money to JGBs in the second half of 2013.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac Japan ($93.6 billion in 2013 and $102.6 billion in 2012) as of December 31.

Composition of Portfolio by Sector

	2013	2012
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	14.3%	17.8%
Government and agencies	45.3	43.5
Municipalities	.7	.8
Public utilities	9.7	10.5
Sovereign and supranational	4.4	4.7
Mortgage- and asset-backed securities	.7	1.0
Other corporate(2)	24.1	21.0
Total debt and perpetual securities	99.2	99.3
Equity securities and other	.2	.2
Cash and cash equivalents	.6	.5
Total investments and cash	100.0%	100.0%
(1)Includes 2.9% and 3.6% of perpetual securities at December 31, 2013 and 2012, respectively.
(2)Includes .2% and .3% of perpetual securities at December 31, 2013 and 2012, respectively.

Our highest sector concentration is in government and agencies, with investments consisting primarily of JGBs. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Yen-denominated debt and perpetual securities accounted for 78.3% of Aflac Japan's total debt and perpetual securities at December 31, 2013, compared with 84.2% at December 31, 2012, at amortized cost.

The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:
Composition of Portfolio by Credit Rating

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.4%	1.6%	1.7%
AA	51.3	52.2	49.8	49.6
A	20.7	20.9	20.6	21.2
BBB	22.5	21.6	23.3	23.0
BB or lower	4.1	3.9	4.7	4.5
Total	100.0%	100.0%	100.0%	100.0%
The overall credit quality of Aflac Japan's investments remained high. At the end of 2013, 95.9% of Aflac Japan's debt and perpetual securities were rated investment grade, on an amortized cost basis.

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

Aflac U.S. Summary of Operating Results

(In millions)	2013	2012	2011
Premium income	$5,153	$4,996	$4,743
Net investment income	632	613	588
Other income	6	19	10
Total operating revenues	5,791	5,628	5,341
Benefits and claims	2,889	2,834	2,713
Operating expenses:
Amortization of deferred policy acquisition costs	433	400	383
Insurance commissions	583	570	546
Insurance and other expenses	848	827	795
Total operating expenses	1,864	1,797	1,724
Total benefits and expenses	4,753	4,631	4,437
Pretax operating earnings(1)	$1,038	$997	$904
Percentage change over previous period:
Premium income	3.1%	5.4%	3.4%
Net investment income	3.2	4.2	7.1
Total operating revenues	2.9	5.4	3.8
Pretax operating earnings(1)	4.1	10.3	(1.9)
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Annualized premiums in force increased 2.2% in 2013, 5.1% in 2012 and 4.3% in 2011. Annualized premiums in force at December 31 were $5.6 billion in 2013, compared with $5.5 billion in 2012 and $5.2 billion in 2011.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2013	2012	2011
Benefits and claims	49.9%	50.3%	50.8%
Operating expenses:
Amortization of deferred policy acquisition costs	7.5	7.1	7.2
Insurance commissions	10.1	10.1	10.2
Insurance and other expenses	14.6	14.8	14.9
Total operating expenses	32.2	32.0	32.3
Pretax operating earnings(1)	17.9	17.7	16.9
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

In 2013, the benefit ratio slightly decreased and the expense ratio slightly increased, resulting in an overall expansion of the pretax operating profit margin, compared with 2012. In 2014, we expect the benefit and expense ratios to remain stable.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2013	2012	2011
New annualized premium sales	$1,424	$1,488	$1,476
Increase (decrease) over prior year	(4.3)%	.8%	6.8%

The following table details the contributions to new annualized premium sales by major insurance product category for the years ended December 31.

	2013	2012	2011
Income-loss protection:
Short-term disability	21.2%	20.3%	18.0%
Life	5.3	5.4	5.7
Asset-loss protection:
Accident	27.3	29.5	30.0
Critical care (1)	20.8	23.1	24.1
Supplemental medical:
Hospital indemnity	16.9	15.3	15.7
Dental/vision	6.2	6.1	6.5
Other	2.3	.3	.0
Total	100.0%	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, decreased 11.5%, short-term disability sales increased .2%, critical care insurance sales (including cancer insurance) decreased 13.9%, and hospital indemnity insurance sales increased 5.6% in 2013, compared with 2012.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. As of December 31, 2013, our distribution network was made up of more than 76,300 licensed sales associates and brokers. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.
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
Although we remain somewhat cautious in the short-term sales outlook for Aflac U.S. due to the economic environment and uncertainty created by the introduction of health care reform, our longer-term view has not changed. With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for the products we sell remains strong, and that the United States provides a vast and accessible market for our products. For 2014, our objective is for Aflac U.S. new annualized premium sales to be in the range of flat to up 5%.
U.S. Economy
Operating in the U.S. economy continues to be challenging. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. However, more than 90% of our products are sold in the small business segment, consisting of accounts with fewer than 100 employees. Continued low levels of optimism have prompted small employers to remain guarded in their hiring outlook, which limits our universe of potential new policyholders. Additionally, ongoing uncertainties around health care reform implementation have prompted many businesses and consumers to defer decisions related to health care coverage.

Although we believe that the weakened U.S. economy has constrained our sales growth, we also believe that the need for our products remains strong, and that the United States remains a sizeable and attractive market for our products.

U.S. Regulatory Environment

The Affordable Care Act (ACA) is intended to give Americans of all ages and income levels access to comprehensive major medical health insurance. The major elements of the bill became effective on January 1, 2014. The primary subject of the legislation is major medical insurance; as enacted, the ACA does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations, including short-term uncertainty related to implementation, could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations. Our experience with Japan’s national health care environment leads us to believe that the need for our products will only increase over the coming years.
The Dodd-Frank Act created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into merger transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers and advanced a third insurer to the final stage of the designation process for supervision by the Board in 2013. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives.
The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation.

On December 10, 2013, five U.S. financial regulators adopted a final rule implementing the "Volcker Rule," which was created by Section 619 of the Dodd-Frank Act. The Volcker Rule generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds." The final rule becomes effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015. In response to industry questions regarding the final Volcker Rule, the five U.S. financial regulators, which included the Office of the Comptroller of the Currency (OCC); the Federal Reserve; the Federal Deposit Insurance Corporation (FDIC); the SEC and the U.S. Commodity Futures Trading Commission (CFTC), issued a clarifying interim final rule on January 14, 2014 that permits banking entities to retain interests in certain collateralized debt obligations (CDOs) backed by trust preferred securities if the CDO meets certain requirements.

Nonbank financial companies such as Aflac that are not affiliated with an insured depository institution or otherwise brought within the definition of "banking entity" generally will not be subject to the Volcker Rule's prohibitions. However, the prohibitions of the Volcker Rule could impact financial markets generally, for example, through reduced liquidity in certain markets or the exiting of positions by banking entities as the end of the conformance period approaches.

The Dodd-Frank Act requires extensive rule-making and other future regulatory action, which in some cases will take a period of years to implement. However, at the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. has invested primarily in investment grade corporate bonds.

Funds available for investment include cash flows from operations, investment income, and funds generated from bond swaps, maturities and redemptions. Aflac U.S. purchased debt security investments at an aggregate acquisition cost of approximately $1.4 billion in 2013, compared with $1.5 billion in 2012 and 2011. We did not purchase any perpetual or equity securities during the three-year period ended December 31, 2013. The following table presents the composition of debt security purchases for Aflac U.S. by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2013	2012	2011
Debt security purchases, at cost:
Banks/financial institutions	4.8%	8.5%	4.5%
Government and agencies	.1	4.7	.0
Municipalities	.0	.8	12.8
Public utilities	11.9	23.5	16.6
Sovereign and supranational	.0	.9	.0
Mortgage- and asset-backed securities	4.5	.0	.0
Other corporate	78.7	61.6	66.1
Total	100.0%	100.0%	100.0%
The change in allocation of purchases from year to year is based on broad business and portfolio management objectives and the relative value and availability of investment opportunities.

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Moody's, S&P, and Fitch) or, if not rated, are determined based on our internal credit analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated (one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade), see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac's U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2013	2012	2011
AAA	.6%	4.3%	.1%
AA	5.1	9.1	8.6
A	46.2	51.4	47.1
BBB	48.1	35.2	44.2
Total	100.0%	100.0%	100.0%

Our purchases of securities are determined through an evaluation of multiple factors including credit risk, relative pricing and return potential of the security, liquidity of the instrument, broad business and portfolio considerations, and other market based and company specific factors.

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2013	2012	2011
New money yield	4.06%	3.96%	5.67%
Return on average invested assets, net of investment expenses	5.70	6.25	6.41
Portfolio yield, end of year	6.01	6.28	6.67

The increase in the Aflac U.S. new money yield is primarily due to the increase in interest rates experienced throughout the year, partially offset by declining credit spreads.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac U.S. ($12.0 billion in 2013 and $10.6 billion in 2012) as of December 31.

Composition of Portfolio by Sector

	2013	2012
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	14.2%	18.3%
Government and agencies	.7	.8
Municipalities	5.9	6.9
Public utilities	16.7	17.8
Sovereign and supranational	1.8	2.2
Mortgage- and asset-backed securities	.3	.4
Other corporate	53.6	47.8
Total debt and perpetual securities	93.2	94.2
Cash and cash equivalents	6.8	5.8
Total investments and cash	100.0%	100.0%
(1)Includes .9% and 1.5% of perpetual securities at December 31, 2013 and 2012, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	1.0%	1.1%	1.0%
AA	8.4	8.9	9.6	10.1
A	45.9	46.4	44.3	45.2
BBB	40.7	39.9	40.0	39.1
BB or lower	4.0	3.8	5.0	4.6
Total	100.0%	100.0%	100.0%	100.0%

The overall credit quality of Aflac U.S. investments remained high. At the end of 2013, 96.0% of Aflac U.S. debt and perpetual securities were rated investment grade, on an amortized cost basis. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, and facilities expenses. Corporate expenses, excluding investment income, were $79 million in 2013, $76 million in 2012 and $74 million in 2011. Investment income included in reported corporate expenses was $11 million in 2013, $20 million in 2012 and $10 million in 2011.
ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2013, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2012.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	105.39		86.58
Investments and cash	$108,459	$(16,013)	$124,472
Deferred policy acquisition costs	8,798	(1,264)	10,062
Total assets	121,307	(17,836)	139,143
Policy liabilities	89,402	(17,446)	106,848
Total liabilities	106,687	(19,806)	126,493
(1)The exchange rate at December 31, 2013, was 105.39 yen to one dollar, or 17.8% weaker than the December 31, 2012, exchange rate of 86.58.

Market Risks of Financial Instruments

Our investment philosophy is to fulfill our fiduciary responsibility to invest assets in a prudent manner to meet the present and future needs of our policyholders' contractual obligations while maximizing the long-term financial return on assets consistent with the company goal of maximizing long-term shareholder value with defined risk appetites, limits, and maintaining adequate liquidity.

The following table details investment securities by segment as of December 31.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2013	2012	2013		2012
Securities available for sale, at fair value:
Fixed maturities	$46,448	$45,472	$11,290	(1)	$11,625	(1)
Perpetual securities	2,839	4,127	108		175
Equity securities	21	23	0		0
Total available for sale	49,308	49,622	11,398		11,800
Securities held to maturity, at amortized cost:
Fixed maturities	44,415	54,426	0		0
Total held to maturity	44,415	54,426	0		0
Total investment securities	$93,723	$104,048	$11,398		$11,800
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $332 in 2013 and $156 in
2012.

Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.

Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $72.7 billion, at amortized cost, at December 31, 2013. However, Aflac Japan also owns dollar-denominated securities of $12.1 billion, at amortized cost, whose fair value is hedged against currency risk as well as $8.0 billion of securities, at amortized cost, that are not hedged as of December 31, 2013. Due to this investment allocation, yen-denominated investment income accounted for 56% of Aflac Japan's investment income in 2013, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan in July 2013, we entered into foreign exchange forwards and options in the first six months of 2013 as part of a hedging strategy on 65 billion yen. Aflac further hedged foreign exchange risk for a portion of the expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2014 using foreign exchange forwards and options as part of a hedging strategy on 47.5 billion yen. In January 2014, we restructured this hedging strategy with a new 52.5 billion yen foreign exchange forward contract.
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into a foreign currency forward contract to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 42 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
Aside from the activities discussed above, we generally do not convert yen into dollars; however, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income. In periods when the yen weakens against the dollar, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. We attempt to minimize the exposure of shareholders' equity to foreign currency. We accomplish this by investing a portion of Aflac Japan's investment portfolio in dollar-denominated securities and by the Parent Company's issuance of yen-denominated debt (for additional information, see the discussion under the Hedging Activities subsection of MD&A). As a result, the effect of currency fluctuations on our net assets is reduced.
The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2013			2012
Yen/dollar exchange rates	90.39	105.39(1)	120.39	71.58	86.58(1)	101.58
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$27,893	$23,923	$20,942	$30,649	$25,339	$21,597
Fixed maturities - consolidated variable interest entities(3)	2,419	2,075	1,816	3,272	2,705	2,306
Perpetual securities	2,734	2,345	2,053	4,270	3,530	3,009
Perpetual securities - consolidated variable interest entities(3)	443	380	333	592	489	417
Equity securities	20	17	15	21	18	15
Securities held to maturity:
Fixed maturities	51,509	44,178	38,673	65,481	54,137	46,143
Fixed maturities - consolidated variable interest entities(3)	277	237	208	349	289	246
Cash and cash equivalents	479	411	360	463	383	326
Derivatives	1,467	488	737	960	345	538
Other financial instruments	166	143	125	186	153	131
Subtotal	87,407	74,197	65,262	106,243	87,388	74,728
Liabilities:
Notes payable	814	699	611	1,030	852	726
Japanese policyholder protection corporation	0	0	0	28	23	20
Derivatives	489	837	2,504	567	934	1,829
Subtotal	1,303	1,536	3,115	1,625	1,809	2,575
Net yen-denominated financial instruments	86,104	72,661	62,147	104,618	85,579	72,153
Other yen-denominated assets	9,327	8,000	7,003	10,189	8,423	7,179
Other yen-denominated liabilities	104,704	89,801	78,613	119,778	99,026	84,403
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,273)	$(9,140)	$(9,463)	$(4,971)	$(5,024)	$(5,071)
(1) Actual period-end exchange rate
(2) Does not include the U.S. dollar-denominated corporate bonds for which we have entered into foreign currency forwards as discussed in the Aflac Japan Investment subsection of MD&A
(3) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs

We are required to consolidate certain variable interest entities (VIEs). Some of the consolidated VIEs in Aflac Japan's portfolio use foreign currency swaps to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Prior to consolidation, our beneficial interest in these VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation, the original yen-denominated investment was derecognized and the underlying U.S. dollar-denominated fixed-maturity or perpetual securities and cross-currency swaps were recognized. The combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment and has no impact on our net investment hedge position.

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

The estimated effect of potential increases in interest rates on the fair values of debt and perpetual securities we own; derivatives, excluding credit default swaps; notes payable; and our obligation to the Japanese policyholder protection corporation as of December 31 follows:
Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2013		2012
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$71,844	$62,708	$82,885	$72,617
Dollar-denominated	32,072	29,061	29,209	26,319
Perpetual securities:
Yen-denominated	2,725	2,524	4,019	3,728
Dollar-denominated	222	212	283	264
Total debt and perpetual securities	$106,863	$94,505	$116,396	$102,928
Derivatives	$487	$809	$343	$306
Liabilities:
Notes payable(1)	$5,241	$4,908	$4,992	$4,658
Derivatives	833	800	867	970
Japanese policyholder protection corporation	0	0	23	23
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

(In years)	2013	2012
Yen-denominated debt and perpetual securities	13	13
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2013	2012
Dollar-denominated debt and perpetual securities	10	11
Policy benefits and related expenses to be paid in future years	8	7
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2013		2012		2011
	U.S.	Japan(1)	U.S.	Japan(1)	U.S.	Japan(1)
Policies issued during year:
Required interest on policy reserves	3.50%	2.00%	3.75%	2.00%	4.75%	2.25%
New money yield on investments	3.93	2.40	3.90	2.24	5.64	2.42
Policies in force at year-end:
Required interest on policy reserves	5.84	3.91	5.95	4.00	5.99	4.02
Return on average invested assets	5.70	2.86	6.25	2.89	6.41	3.18
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products and investment income from the dollar-denominated investment portfolio that Aflac Japan maintains on behalf of Aflac U.S.

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 2.77%. These securities total $1.4 billion at amortized cost and have an average yield of 4.21%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.
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

For further information on our interest rate derivatives, see Notes 4 and 9 of the accompanying Notes to the Consolidated Financial Statements.

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
Evaluating the underlying risks in our credit portfolio involves a multitude of factors including but not limited to our assessment of the issuers business activities, assets, products, market position, financial condition, and future prospects. We also must incorporate the assessment of the Nationally Recognized Statistical Rating Organizations (NRSROs) in assigning credit ratings to our specific portfolio holdings. We employ a team of experienced credit investment professionals to perform extensive internal assessments of the credit risks for all our portfolio holdings and potential new investments.
The ratings of our securities referenced in the two tables below are based on the ratings designations provided by major NRSROs (Moody's, S&P and Fitch) or, if not rated, are determined based on our internal analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is split-rated, see "Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	2013	2012	2011
AAA	.6%	.5%	6.6%
AA	74.2	72.1	75.4
A	12.6	10.3	9.7
BBB	11.0	15.9	7.8
BB or lower	1.6	1.2	.5
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The level of purchases of AAA rated securities during 2011 was due to an increase in purchases of U.S. Treasury strips that were subsequently sold prior to the end of the year to generate investment gains. The increase in purchases of AA rated securities in 2013 was primarily due to the purchase of JGBs. The increase in purchases of A rated securities in 2013 and BBB rated securities in 2012 was related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities in 2013, 2012 and 2011 were due to a program that was initiated in 2011 to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:
Composition of Portfolio by Credit Rating

	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.4%	1.5%	1.6%
AA	46.7	47.5	46.2	45.6
A	23.4	23.7	22.8	23.7
BBB	24.4	23.6	24.8	24.6
BB or lower	4.1	3.8	4.7	4.5
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2013, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at December 31, 2013 and 2012. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities as of December 31.
Subordination Distribution of Debt and Perpetual Securities

	2013		2012
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$97,165	93.5%	$102,978	91.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,156	3.1	3,985	3.6
Tier I(1)	139	.1	405	.3
Surplus notes	330	.3	335	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.0	51	.0
Total fixed maturities	3,761	3.6	4,861	4.3
Perpetual securities (economic maturity date):
Upper Tier II	1,920	1.9	2,825	2.5
Tier I	858	.8	1,079	1.0
Other subordinated - non-banks	209	.2	309	.3
Total perpetual securities	2,987	2.9	4,213	3.8
Total debt and perpetual securities	$103,913	100.0%	$112,052	100.0%
(1)Includes trust preferred securities

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

One of our largest sector concentrations as of December 31, 2013, was banks and financial institutions. Approximately 15% and 18% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at December 31, 2013 and 2012, respectively. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at December 31, 2013, based on amortized cost, was: Europe, excluding the United Kingdom (30%); United States (27%); Australia (8%); Japan (7%); United Kingdom (8%); and other (20%).

Our 20 largest global investment exposures as of December 31, 2013, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$41,924	40.35%	Senior	Aa3	AA-	A+
Republic of South Africa	577.56	Senior	Baa1	BBB	BBB
Bank of America Corp. (includes Merrill Lynch)	429.41
Merrill Lynch & Co. Inc.	237.23	Senior	Baa2	A-	A
Bank of America Corp.	192.18	Lower Tier II	Baa3	BBB+	BBB+
Bank of Tokyo-Mitsubishi UFJ Ltd.	427.41
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	427.41	Lower Tier II	A1	A	A-
Investcorp SA	401.39
Investcorp Capital Limited	401.39	Senior	Ba2	—	BB
Metlife Inc.	388.37
Metropolitan Life Global Funding I	240.23	Senior	Aa3	AA-	A+
Metlife Inc	148.14	Senior	A3	A-	A-
JP Morgan Chase & Co. (including Bear Stearns)	381.37
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	335.32	Senior	A3	A	A+
JPMorgan Chase & Co. (FNBC)	18.02	Senior	Aa1	A+	—
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A2	A	A
Deutsche Bank AG	380.37
Deutsche Postbank AG	228.22	Lower Tier II	Baa3	—	A-
Deutsche Bank Capital Trust II	137.13	Tier I	Ba2	BBB-	BBB-
Deutsche BK CAP FDG Capital Trust I	15.02	Tier I	Ba2	BBB-	BBB-
National Grid PLC	380.37
National Grid Gas PLC	190.19	Senior	A3	A-	A
National Grid Electricity Transmission PLC	190.18	Senior	A3	A-	A
Sumitomo Mitsui Financial Group Inc.	380.37
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	237.23	Upper Tier II	A2	BBB+	—
Sumitomo Mitsui Banking Corporation	95.09	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation	48.05	Upper Tier II	A2	BBB+	—
Telecom Italia SpA	380.37
Telecom Italia Finance SA	190.19	Senior	Ba1	BB+	BBB-
Olivetti Finance NV	190.18	Senior	Ba1	BB+	BBB-
Citigroup Inc.	355.34
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	284.27	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	70.07	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	BBB+
Banobras	351.34	Senior	Baa1	BBB+	BBB+
Deutsche Telekom AG	336.32
Deutsche Telekom AG	285.27	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	51.05	Senior	Baa1	BBB+	BBB+
Petroleos Mexicanos (Pemex)	336.32
Pemex Proj FDG Master TR	285.27	Senior	Baa1	BBB+	BBB+
Pemex Finance LTD	51.05	Senior	Baa1	A-	A
Sultanate of Oman	332.32	Senior	A1	A	—
Koninklijke Ahold NV	328.32
Koninklijke Ahold NV	313.31	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.01	Senior	Baa3	BBB	BBB
Nordea Bank AB	320.31
Nordea Bank AB	244.24	Tier I	Baa3	BBB+	BBB+
Nordea Bank Finland	75.07	Upper Tier II	Baa2	A-	A-
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
Israel Electric Corporation Limited	316.30	Senior	Baa3	BB+	—
SLM Corp (Sallie Mae)	314.30	Senior	Ba1	BBB-	BB+
Subtotal	$49,035	47.21%
Total debt and perpetual securities	$103,913	100.00%
(1)JGBs or JGB-backed securities

As previously disclosed, we own long-dated debt instruments in support of our long-dated policyholder obligations. Some of our largest global investment holdings are positions that were purchased many years ago and increased in size due to merger and consolidation activity among the issuing entities. In addition, many of our largest holdings are yen-denominated, therefore strengthening of the yen can increase our position in dollars, and weakening of the yen can decrease our position in dollars. Our global investment guidelines establish concentration limits for our investment portfolios.

Geographical Exposure

The following table indicates the geographic exposure of our investment portfolio as of December 31.

	2013		2012
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$45,224	43.5%	$48,598	43.4%
United States and Canada	28,167	27.1	24,512	22.0
United Kingdom	3,385	3.3	4,025	3.6
Germany	3,070	2.9	3,965	3.5
France	2,085	2.0	2,500	2.2
Peripheral Eurozone	3,365	3.2	4,550	4.1
Portugal	230.2		272.3
Italy	1,914	1.8	2,327	2.1
Ireland	410.4		492.4
Spain	811.8		1,459	1.3
Nordic Region	2,564	2.5	3,407	3.0
Sweden	1,109	1.1	1,513	1.3
Norway	641.6		814.7
Denmark	380.4		551.5
Finland	434.4		529.5
Other Europe	3,313	3.2	4,441	3.9
Netherlands	1,838	1.8	2,259	2.0
Switzerland	236.2		688.6
Czech Republic	474.5		577.5
Austria	315.3		386.3
Belgium	254.2		293.3
Poland	196.2		238.2
Asia excluding Japan	4,163	4.0	5,397	4.8
Africa and Middle East	2,579	2.5	3,611	3.2
Latin America	2,911	2.8	3,381	3.0
Australia	2,594	2.5	2,982	2.7
All Others	493.5		683.6
Total debt and perpetual securities	$103,913	100.0%	$112,052	100.0%

Investments in Certain European Countries

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have been experiencing a debt crisis. In 2013, Cyprus joined the list of European sovereigns requiring official assistance to address that country's banking crisis. Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments has improved market perception of the situation. Although risks ranging from individual country downgrades to dissolution of the entire union appear to have been reduced and recent economic indicators suggest some improvement, overall economic activity remains subdued throughout the region. Despite the improvement, investments in European issuers continue to have an elevated level of inherent risk and volatility.
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
Due largely to their high debt loads and weakened economies, the peripheral Eurozone countries quickly became the epicenter of the crisis. Greece, Ireland, and Portugal required external aid from the IMF and European Union to fund their governments, and while Italy and Spain were able to avoid such outside help, they were under intense pressure to improve their situation. Throughout the crisis we took steps to improve the risk profile of our portfolio by selling certain holdings throughout Europe, including the periphery countries.

We had no direct exposure to Greece or Cyprus as of December 31, 2013 and 2012. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments as of December 31 were as follows:

2013
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$220	$164	$220	$164
Italy:
Public utilities	0	0	0	0	14	17	14	17
Other corporate	0	0	0	0	487	434	487	434
Portugal:
Public utilities	7	8	128	134	95	89	230	231
Spain:
Sovereign	0	0	0	0	62	113	62	113
Banks/financial institutions	35	38	0	0	0	0	35	38
Other corporate	0	0	0	0	192	181	192	181
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	190	141	190	141
Italy:
Sovereign	0	0	0	0	237	199	237	199
Banks/financial institutions	0	0	0	0	142	121	142	121
Public utilities	0	0	0	0	702	682	702	682
Other corporate	0	0	0	0	332	319	332	319
Spain:
Public utilities	0	0	0	0	332	298	332	298
Other corporate	0	0	0	0	190	188	190	188
Total gross and net funded exposure	$42	$46	$128	$134	$3,195	$2,946	$3,365	$3,126

2012
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$261	$183	$261	$183
Italy:
Public utilities	0	0	0	0	15	17	15	17
Other corporate	0	0	0	0	360	387	360	387
Portugal:
Public utilities	0	0	156	155	116	100	272	255
Spain:
Sovereign	0	0	0	0	76	91	76	91
Banks/financial institutions	34	36	0	0	64	66	98	102
Public utilities	0	0	0	0	427	420	427	420
Other corporate	0	0	0	0	223	217	223	217
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	231	197	231	197
Italy:
Sovereign	0	0	0	0	289	263	289	263
Banks/financial institutions	0	0	0	0	173	157	173	157
Public utilities	0	0	0	0	855	845	855	845
Other corporate	0	0	0	0	635	594	635	594
Spain:
Public utilities	0	0	0	0	404	380	404	380
Other corporate	0	0	0	0	231	224	231	224
Total gross and net funded exposure	$34	$36	$156	$155	$4,360	$4,141	$4,550	$4,332
We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% of total investments in the banks and financial institutions sector at December 31, 2013 and 2012, and 1% of total investments in debt and perpetual securities at December 31, 2013 and 2012.

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

Some of our peripheral Eurozone fixed income investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to put our holdings at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness. As of December 31, 2013, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Apart from our direct investments in peripheral Eurozone sovereign debt, our other exposure as of December 31, 2013 to the European sovereign debt crisis was investments in peripheral Eurozone banks and financial institutions of $587 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.5 billion, core Eurozone1 banks and financial institutions of $2.6 billion, core Eurozone non-banks (excluding sovereigns) of $4.8 billion, core Eurozone sovereigns of $556 million, and non-Eurozone2 holdings throughout the balance of Europe of $6.4 billion, all at amortized cost. Other exposures to the European sovereign debt crisis that are not possible to measure include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.
Although by most measures the crisis in Europe has stabilized and is showing signs of improvement, we continue to monitor the situation closely. Among the areas that we believe warrant continued attention include the heightened interrelationship between political, monetary, fiscal, and economic forces; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Euro region. See the following discussion regarding steps that management has taken in the past several years to reduce our investment exposure to Europe.
Derisking

Since the financial crisis of 2008, we have had a consistent strategy of prudently reducing the overall risk profile of our investment portfolio. On an amortized cost basis, at the start of 2008, sovereign and financial investments in peripheral Eurozone countries of $3.3 billion comprised 5.9% of total investments and cash, declining to $886 million, or .8% of total investments and cash by the end of 2013. Investments in perpetual securities were $8.3 billion at the beginning of 2008, or 14.7% of total investments and cash, declining to $3.0 billion, or 2.8% of total investments and cash by the end of 2013. During 2013, we continued to identify investment opportunities to further reduce European and financial holdings and improve the quality of our investment portfolio. Our total exposure to European holdings has declined from 20.0% of total investments and cash at December 31, 2012 to 16.6% at December 31, 2013, due in part to the sale of four investments which totaled $511 million at amortized cost. Through our derisking activities over the past several years, we have significantly reduced our exposure to European issuers and to banks and financial institutions.

During 2013, we also significantly reduced our exposure to two of our largest global investment holdings. In 2013, we sold a portion of our investments in Israel Electric and the Republic of Tunisia which totaled $239 million and $132 million, respectively, at amortized cost. Both of these issuers had been among our largest portfolio exposures, and we have continued to reduce our exposure to each of them in 2014. As of December 31, 2013, these issuers were current on their obligations to us, and we believe they have the ability to meet their obligations to us. We will continue to be vigilant in monitoring our holdings and evaluating opportunities that may arise to further and appropriately reduce, reposition, and manage the risks in our portfolio.

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

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2013		2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$69,934	$72,179	$67,116	$70,026
Perpetual securities	117	150	128	146
Equity securities	9	14	11	13
Total publicly issued	70,060	72,343	67,255	70,185
Privately issued securities:
Fixed maturities	30,992	31,737	40,723	42,068
Perpetual securities	2,870	2,797	4,085	4,156
Equity securities	8	7	9	10
Total privately issued	33,870	34,541	44,817	46,234
Total investment securities	$103,930	$106,884	$112,072	$116,419
The following table details our privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2013	2012
Privately issued securities as a percentage of total debt and perpetual securities	32.6%	40.0%
Privately issued securities held by Aflac Japan	$31,040	$41,624
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	29.9%	37.1%
Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2013	2012
Privately issued reverse-dual currency securities	$7,087	$9,916
Publicly issued collateral structured as reverse-dual currency securities	2,348	2,781
Total reverse-dual currency securities	$9,435	$12,697
Reverse-dual currency securities as a percentage of total debt and perpetual securities	9.1%	11.3%
(1)Principal payments in yen and interest payments in dollars

The decrease in privately issued securities as a percentage of total debt and perpetual securities was due primarily to the weakening of the yen, sales and impairments of investments, and the allocation of new investments to JGBs and other publicly issued investments during 2013.
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

Below-Investment-Grade and Split-Rated Securities

We use specific criteria to judge the credit quality of both existing and prospective investments. The ratings referenced in the tables below are based on the ratings designations provided by the major credit rating agencies (Moody's, S&P, and Fitch) or, if not rated, are determined based on our internal credit analysis of such securities. When the ratings issued by the rating agencies differ, we utilize the second lowest rating, regardless of how many of the three rating agencies actually rated the instrument. Split-rated securities are those where the ratings are not equivalent and one or more of the ratings is investment grade and one or more is below investment grade. For these split-rated securities, if there are only two ratings assigned by the credit rating agencies, we take the lower below-investment-grade rating. If there are three ratings assigned, and two of the three are below investment grade, we consider it a below-investment-grade security. If there are three ratings and two are investment grade, we consider it an investment grade security unless our evaluation and assessment shows a below-investment-grade rating is warranted despite two of the three rating agencies rating it investment grade.

The following table shows those holdings rated below-investment-grade securities at December 31 using the above described methodology.
Below-Investment-Grade Securities(1)

	2013				2012
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Republic of Tunisia	$446	$275	$284	$9	$739	$496	$496	$0
Israel Electric Corporation Limited	417	316	316	0	797	748	716	(32)
Investcorp Capital Limited	401	401	327	(74)	477	477	418	(59)
Telecom Italia SpA	380	380	328	(52)	*	*	*	*
Commerzbank AG (includes Dresdner Bank)	380	244	336	92	462	297	394	97
SLM Corp (Sallie Mae)	314	314	227	(87)	*	*	*	*
UPM-Kymmene	294	294	233	(61)	358	358	263	(95)
KLM Royal Dutch Airlines	285	209	209	0	*	*	*	*
Societe Generale (2)	237	212	198	(14)	289	288	302	14
Bank of Ireland	190	190	134	(56)	231	231	153	(78)
Generalitat de Catalunya	171	63	113	50	208	76	91	15
Tokyo Electric Power Co., Inc.	163	164	166	2	199	201	203	2
Energias de Portugal SA (EDP)	137	135	142	7	158	156	155	(1)
IKB Deutsche Industriebank AG	123	55	55	0	150	78	96	18
Redes Energeticas Nacionais SGPS,S.A. (REN)	95	95	89	(6)	116	116	100	(16)
Barclays Bank PLC (2)	64	47	62	15	65	48	62	14
Sparebanken Vest (2)	60	60	52	(8)	60	60	60	0
Unicredit Bank AG (HVB Funding Trust I, III, & VI)	0	0	0	0	341	257	257	0
Lloyds Banking Group PLC	*	*	*	*	328	292	351	59
CSAV (Tollo Shipping Co. S.A.)	0	0	0	0	277	117	145	28
Bankia SA (Bancaja Emisiones SA Unipersonal)	0	0	0	0	173	64	66	2
Finance For Danish Industry (FIH)	0	0	0	0	116	90	100	10
Other Issuers (below $50 million in par value) (3)	367	359	354	(5)	448	419	429	10
Total	$4,524	$3,813	$3,625	$(188)	$5,992	$4,869	$4,857	$(12)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Includes perpetual security
(3) Includes 15 issuers in 2013 and 14 issuers in 2012

The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology.
Split-Rated

(In millions)	Amortized Cost	Investment-Grade Status
Telecom Italia SpA	$380	Below Investment Grade
Israel Electric Corporation Limited	316	Below Investment Grade
SLM Corp. (Sallie Mae)	314	Below Investment Grade
Lloyds Banking Group PLC	274	Investment Grade
Societe Generale(1)	212	Below Investment Grade
Bank of Ireland	190	Below Investment Grade
Barclays Bank PLC(1)(2)	164	Below Investment Grade/ Investment Grade
Deutsche Bank Capital Trust II & Capital Funding Trust I(1)	152	Investment Grade
Energias de Portugal SA (EDP)	135	Below Investment Grade
Goldman Sachs Capital I	112	Investment Grade
(1) Includes perpetual security
(2) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($117 million amortized cost) are IG and the Tier I holdings ($47 million amortized cost) are BIG

We invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $451 million at December 31, 2013, compared with $414 million at December 31, 2012, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.7% of total debt and perpetual securities at December 31, 2013, compared with 4.3% at December 31, 2012, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at December 31, 2013 and 2012 were generally reported as available for sale and carried at fair value.

Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $2.7 billion as of December 31, 2013, compared with $3.8 billion as of December 31, 2012, and represented 2.6% of total debt and perpetual securities, at amortized cost, at December 31, 2013, compared with 3.4% at December 31, 2012.

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of December 31, 2013.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$55,257	$56,912	53.3%	$3,405	$1,750
Below-investment-grade securities	4,241	4,105	3.8	249	385
Held-to-maturity securities:
Investment-grade securities	44,415	45,846	42.9	2,041	610
Total	$103,913	$106,863	100.0%	$5,695	$2,745
The following table presents an aging of debt and perpetual securities in an unrealized loss position as of December 31, 2013.
Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$23,919	$1,750	$5,464	$90	$13,593	$1,019	$4,862	$641
Below- investment-grade securities	2,010	385	27	2	615	80	1,368	303
Held-to-maturity securities:
Investment-grade securities	13,025	610	6,341	34	3,121	150	3,563	426
Total	$38,954	$2,745	$11,832	$126	$17,329	$1,249	$9,793	$1,370

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of December 31, 2013.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$23,919	$1,750	$23,410	$1,619	$509	$131	$0	$0
Below- investment-grade securities	2,010	385	751	72	1,259	313	0	0
Held-to-maturity securities:
Investment-grade securities	13,025	610	12,741	540	284	70	0	0
Total	$38,954	$2,745	$36,902	$2,231	$2,052	$514	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2013.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
SLM Corp (Sallie Mae)	BB	$314	$227	$(87)
Investcorp Capital Limited	BB	401	327	(74)
UPM-Kymmene	BB	294	233	(61)
Bank of Ireland	BB	190	134	(56)
Kommunal Landspankasse (KLP) (1)	BBB	232	179	(53)
Telecom Italia SpA	BB	380	328	(52)
DEPFA Bank PLC	BBB	220	171	(49)
AXA (1)	BBB	307	264	(43)
Republic of Italy	BBB	237	199	(38)
Svenska Handelsbanken AB	BBB	172	134	(38)
(1)Includes perpetual security

The declines in the fair values noted above were a result of an increase in interest rates, movement in the yen/dollar exchange rate, and changes in credit spreads driven by the issuer’s underlying credit quality. As we view these changes in fair value to be temporary, we do not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

Investment Valuation and Cash
We estimate the fair values of our securities on a monthly basis. We monitor the estimated fair values obtained from our custodian, pricing vendors and brokers for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuations and Classifications Subcommittee, or VCS. Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. With the implementation in the first quarter of 2013 of the change in pricing methodology associated with privately issued securities as discussed in the Critical Accounting Estimates section of this MD&A, we have performed verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value.

Cash and cash equivalents totaled $2.5 billion, or 2.3% of total investments and cash, as of December 31, 2013, compared with $2.0 billion, or 1.7%, at December 31, 2012. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2013	2012	% Change
Aflac Japan	$5,819	$6,801	(14.4)%	(1)
Aflac U.S.	2,979	2,857	4.3
Total	$8,798	$9,658	(8.9)%
(1)Aflac Japan’s deferred policy acquisition costs increased 4.1% in yen during the year ended December 31, 2013.

See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of changes to the accounting policy for DAC effective January 1, 2012.

Policy Liabilities

The following table presents policy liabilities by segment for the years ended December 31.

(In millions)	2013	2012	% Change
Aflac Japan	$80,302	$89,183	(10.0)%	(1)
Aflac U.S.	9,098	8,534	6.6
Other	2	3	(33.3)
Total	$89,402	$97,720	(8.5)%
(1)Aflac Japan’s policy liabilities increased 9.6% in yen during the year ended December 31, 2013.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on our policy liabilities.

Notes Payable
Notes payable totaled $4.9 billion at December 31, 2013, compared with $4.4 billion at December 31, 2012. The ratio of adjusted debt to total capitalization was 24.3% as of December 31, 2013, compared with 23.4% as of December 31, 2012. Adjusted debt is the sum of gross notes payable, less 50% of our subordinated debentures and the portion of our senior notes designated as pre-funding of our 2014 maturities. Total capitalization is the sum of adjusted debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities and derivatives. See Note 9 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 14 of the Notes to the Consolidated Financial Statements.

Policyholder Protection
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On December 27, 2011, Japan's FSA announced the plans to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012 to extend the government's fiscal support framework, and the legislation was approved on March 30, 2012. Also, in June 2013 a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime is expected to come into effect in March 2014, but is not expected to have a material impact on the Company's operations in Japan.

Hedging Activities
Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the years ended December 31, 2013, 2012 and 2011.

The yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs requires that we derecognize our yen-denominated investment in the VIE and recognize the underlying fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan. Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards that we have entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan.

The dollar values of our Japan net assets are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2013	2012
Aflac Japan net assets	$12,315	$13,580
Aflac Japan dollar-denominated net assets	(7,621)	(8,317)
Consolidated yen-denominated net assets (liabilities)	$4,694	$5,263

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $1.1 billion as of December 31, 2013 and partially hedged at $850 million as of December 31, 2012.
Cash Flow Hedges

We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of December 31, 2013, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the years ended December 31, 2013, 2012 and 2011.
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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31.
Liquidity Provided by Aflac to Parent Company

(In millions)	2013	2012	2011
Dividends declared or paid by Aflac	$962	$0	$282
Management fees paid by Aflac	292	249	230

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. We filed a shelf registration statement with the SEC in May 2012 that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2015. In June 2013, the Parent Company issued $700 million of senior notes under this registration statement. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

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

In June 2012, the Parent Company and Aflac entered into a 364-day senior unsecured revolving credit facility agreement in the amount of 50 billion yen with a syndicate of financial institutions. This credit agreement provided for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings under this agreement would have borne interest at LIBOR plus the applicable margin of 1.025%. We terminated this agreement in March 2013, and the Parent Company and Aflac entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. As of December 31, 2013, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable at December 31, 2013. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1 and

3 of the Notes to the Consolidated Financial Statements for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2013. We translated our yen-denominated obligations using the December 31, 2013, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.
Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$69,136		$269,229	$8,625	$16,884	$16,743	$226,977
Unpaid policy claims liability (Note 7)(3)	3,763		3,763	2,792	588	217	166
Long-term debt – principal (Note 9)	4,891		4,893	324	669	650	3,250
Long-term debt – interest (Note 9)	45		3,391	235	443	394	2,319
Cash collateral on loaned securities (Note 3)	5,820		5,820	5,820	0	0	0
Operating service agreements (Note 15)	N/A	(4)	305	133	165	7	0
Operating lease obligations (Note 15)	N/A	(4)	121	51	53	16	1
Capitalized lease obligations (Note 9)	6		6	2	3	1	0
Total contractual obligations	$83,661		$287,528	$17,982	$18,805	$18,028	$232,713
Liabilities for unrecognized tax benefits in the amount of $18 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2013.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $269,229 exceeds the corresponding liability amount of $69,136. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2013	2012	2011
Operating activities	$10,547	$14,952	$10,842
Investing activities	(11,091)	(16,952)	(10,829)
Financing activities	1,136	1,945	64
Exchange effect on cash and cash equivalents	(90)	(153)	51
Net change in cash and cash equivalents	$502	$(208)	$128

Operating Activities

Consolidated cash flow from operations decreased 29.5% in 2013, compared with 2012. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2013	2012	2011
Aflac Japan	$9,410	$13,949	$10,246
Aflac U.S. and other operations	1,137	1,003	596
Total	$10,547	$14,952	$10,842

The decrease in Aflac Japan operating cash flows during 2013 was largely due to a decline in the sales of the WAYS product which resulted in a reduced amount of cash received from discounted advance premiums.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2013	2012	2011
Aflac Japan	$(10,293)	$(15,823)	$(10,246)
Aflac U.S. and other operations	(798)	(1,129)	(583)
Total	$(11,091)	$(16,952)	$(10,829)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 16% of the annual average investment portfolio of fixed maturities and perpetual securities available for sale during the year ended December 31, 2013, compared with 15% in 2012 and 27% in 2011. The relatively high dispositions before maturity in the past three years were due to bond-swap programs that generated investment gains and were also the result of asset liability management strategies.

Financing Activities

Consolidated cash provided by financing activities was $1.1 billion in 2013, $1.9 billion in 2012 and $64 million in 2011.

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

In September 2011, we paid $459 million to redeem 35 billion yen of our Uridashi notes upon their maturity. In July 2011, the Parent Company issued 50 billion yen of yen-denominated Samurai notes (approximately $474 million using the December 31, 2013, exchange rate).

See Note 9 of the Notes to the Consolidated Financial Statements for further information on the debt issuances discussed above.

Cash returned to shareholders through dividends and treasury stock purchases was $1.4 billion in 2013, compared with $721 million in 2012 and $860 million in 2011.

See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the five-year senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in March 2013 in the amount of 50 billion yen. As of December 31, 2013, no borrowings were outstanding under our 50 billion yen revolving credit agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at December 31, 2013.

The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2013	2012	2011
Treasury stock purchases	$813	$118	$308
Number of shares purchased:
Open market	13,212	1,948	6,000
Other	222	360	182
Total shares purchased	13,434	2,308	6,182
Treasury Stock Issued

(In millions of dollars and thousands of shares)	2013	2012	2011
Stock issued from treasury:
Cash financing	$88	$32	$26
Noncash financing	65	63	57
Total stock issued from treasury	$153	$95	$83
Number of shares issued	3,254	2,184	1,852

Under share repurchase authorizations from our board of directors, we purchased 13.2 million shares of our common stock in the open market in 2013, compared with 1.9 million shares in 2012 and 6.0 million shares in 2011. In November 2013, our board of directors authorized the purchase of an additional 40 million shares of our common stock. As of December 31, 2013, a remaining balance of 49.2 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors in 2008 and 2013. We currently plan to purchase $800 million to $1 billion of our common stock in 2014. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2013 of $1.42 per share increased 6.0% over 2012. The 2012 dividend paid of $1.34 per share increased 8.9% over 2011. The following table presents the dividend activity for the years ended December 31.

(In millions)	2013	2012	2011
Dividends paid in cash	$635	$603	$552
Dividends through issuance of treasury shares	25	24	23
Total dividends to shareholders	$660	$627	$575

In February 2014, the board of directors declared the first quarter 2014 cash dividend of $.37 per share. The dividend is payable on March 3, 2014, to shareholders of record at the close of business on February 14, 2014.

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

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac's company action level RBC ratio was 786% as of December 31, 2013. Aflac's RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2013, Aflac's total adjusted capital of $9.8 billion exceeded the company action level required capital and surplus of $1.3 billion by $8.5 billion. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2014 in excess of $2.4 billion would require such approval. See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. The NAIC considers its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework to be ongoing. The SMI has focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. Many of these key issues have been finalized and/or are near completion; however, the NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. We have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. During the third quarter of 2013, we undertook various measures to increase the level of Aflac Japan's SMR and to mitigate its sensitivity. We entered into a quota share arrangement effective as of September 30, 2013 to cede a portion of hospital benefits of one of our closed products. This type of reinsurance is coinsurance indemnity, in which Aflac Japan will obtain a credit to FSA reserves. We implemented policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also entered into interest rate swaptions to mitigate increases in U.S. interest rates and the related impact to the available-for-sale investment portfolio in Japan. (See Notes 3, 4, and 8 of the Notes to the Consolidated Financial Statements for additional information on our investment strategies, hedging activities and reinsurance, respectively.) As of December 31, 2013, Aflac Japan's SMR had increased to 777%, compared with 669% at December 31, 2012, primarily reflecting an increase in Japan's capital from the new reinsurance agreement.

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA), effective January 1, 2015. Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group. Aflac has developed a roadmap of key decisions, activities, and enhancements that will allow us to deliver an ORSA Summary Report ready for regulatory submission by end of 2015.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2013	2012		2011
Aflac Japan management fees paid to Parent Company	$37	$30		$28
Expenses allocated to Aflac Japan	74	58		43
Aflac Japan profit remittances to Aflac U.S. in dollars	771	422	(1)	143
Aflac Japan profit remittances to Aflac U.S. in yen	76.8	33.1	(1)	11.0
(1)Includes U.S. dollar-denominated securities which were $209 million at amortized cost and had accrued interest of $4 million (totaling approximately 16.8 billion yen) as of the remittance date
We had entered into foreign exchange forwards and options as part of an economic hedge of foreign exchange risk on 65.0 billion yen of the 2013 profit repatriation, resulting in $24 million of additional funds received when the yen was exchanged into dollars in July 2013. The total amount of profit remittances in 2012 and 2011 was lower than that in 2013 due to realized investment losses.

For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements.

Other

For information regarding commitments and contingent liabilities, see Note 15 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by Item 7A is incorporated by reference from the Market Risks of Financial Instruments section of MD&A in Part II, Item 7, of this report.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2013, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited Aflac Incorporated's (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2012, the Company retrospectively adopted guidance related to a change in accounting for costs associated with acquiring or renewing insurance contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Atlanta, Georgia
February 27, 2014

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2013	2012	2011
Revenues:
Net premiums, principally supplemental health insurance	$20,135	$22,148	$20,362
Net investment income	3,293	3,473	3,280
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(199)	(977)	(1,901)
Sales and redemptions	262	474	594
Derivative and other gains (losses)	336	154	(245)
Total realized investment gains (losses)	399	(349)	(1,552)
Other income	112	92	81
Total revenues	23,939	25,364	22,171
Benefits and expenses:
Benefits and claims, net	13,813	15,330	13,749
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,074	1,117	1,033
Insurance commissions	1,528	1,744	1,725
Insurance expenses	2,222	2,415	2,336
Interest expense	293	261	196
Other operating expenses	193	195	182
Total acquisition and operating expenses	5,310	5,732	5,472
Total benefits and expenses	19,123	21,062	19,221
Earnings before income taxes	4,816	4,302	2,950
Income tax expense:
Current	1,236	816	891
Deferred	422	620	122
Total income taxes	1,658	1,436	1,013
Net earnings	$3,158	$2,866	$1,937
Net earnings per share:
Basic	$6.80	$6.14	$4.16
Diluted	6.76	6.11	4.12
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	464,502	466,868	466,519
Diluted	467,408	469,287	469,370
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2013	2012	2011
Net earnings	$3,158	$2,866	$1,937
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(1,588)	(287)	(18)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(2,362)	1,660	566
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(56)	497	1,154
Unrealized gains (losses) on derivatives during period	(10)	(22)	(33)
Pension liability adjustment during period	157	(20)	(65)
Total other comprehensive income (loss) before income taxes	(3,859)	1,828	1,604
Income tax expense (benefit) related to items of other comprehensive income (loss)	(581)	1,078	392
Other comprehensive income (loss), net of income taxes	(3,278)	750	1,212
Total comprehensive income (loss)	$(120)	$3,616	$3,149
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2013		2012
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $52,402 in 2013 and $48,355 in 2012)	$53,227		$51,466
Fixed maturities - consolidated variable interest entities (amortized cost $4,109 in 2013 and $5,058 in 2012)	4,843		5,787
Perpetual securities (amortized cost $2,524 in 2013 and $3,654 in 2012)	2,479		3,728
Perpetual securities - consolidated variable interest entities (amortized cost $463 in 2013 and $559 in 2012)	468		574
Equity securities (cost $17 in 2013 and $20 in 2012)	21		23
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $45,610 in 2013 and $54,554 in 2012)	44,178		54,137
Fixed maturities - consolidated variable interest entities (fair value $236 in 2013 and $287 in 2012)	237		289
Other investments	463		174
Cash and cash equivalents	2,543		2,041
Total investments and cash	108,459		118,219
Receivables	1,165		976
Accrued investment income	798		842
Deferred policy acquisition costs	8,798		9,658
Property and equipment, at cost less accumulated depreciation	481		564
Other	1,606	(1)	835	(1)
Total assets	$121,307		$131,094
(1) Includes $106 in 2013 and $191 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2013		2012
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$69,136		$76,463
Unpaid policy claims	3,763		4,034
Unearned premiums	10,642		11,904
Other policyholders’ funds	5,861		5,319
Total policy liabilities	89,402		97,720
Income taxes	3,718		3,858
Payables for return of cash collateral on loaned securities	5,820		6,277
Notes payable	4,897		4,352
Other	2,850	(2)	2,909	(2)
Commitments and contingent liabilities (Note 15)
Total liabilities	106,687		115,116
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2013 and 2012; issued 667,046 shares in 2013 and 665,239 shares in 2012	67		67
Additional paid-in capital	1,644		1,505
Retained earnings	19,885		17,387
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,505)		333
Unrealized gains (losses) on investment securities	1,035		2,570
Unrealized gains (losses) on derivatives	(12)		(5)
Pension liability adjustment	(81)		(183)
Treasury stock, at average cost	(6,413)		(5,696)
Total shareholders’ equity	14,620		15,978
Total liabilities and shareholders’ equity	$121,307		$131,094
(2) Includes $207 in 2013 and $399 in 2012 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2013	2012	2011
Common stock:
Balance, beginning of period	$67	$66	$66
Exercise of stock options	0	1	0
Balance, end of period	67	67	66
Additional paid-in capital:
Balance, beginning of period	1,505	1,408	1,320
Exercise of stock options	50	31	21
Share-based compensation	32	34	37
Gain (loss) on treasury stock reissued	57	32	30
Balance, end of period	1,644	1,505	1,408
Retained earnings:
Balance, beginning of period	17,387	15,148	13,787
Net earnings	3,158	2,866	1,937
Dividends to shareholders ($1.42 per share in 2013, $1.34 per share in 2012, and $1.23 per share in 2011)	(660)	(627)	(576)
Balance, end of period	19,885	17,387	15,148
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,715	1,965	753
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(1,838)	(651)	167
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments:
Change in unrealized gains (losses) on investment securities not other-than-temporarily impaired, net of income taxes	(1,535)	1,427	1,107
Change in unrealized gains (losses) on other-than-temporarily impaired investment securities, net of income taxes	0	0	3
Unrealized gains (losses) on derivatives during period, net of income taxes	(7)	(14)	(22)
Pension liability adjustment during period, net of income taxes	102	(12)	(43)
Balance, end of period	(563)	2,715	1,965
Treasury stock:
Balance, beginning of period	(5,696)	(5,641)	(5,386)
Purchases of treasury stock	(813)	(118)	(308)
Cost of shares issued	96	63	53
Balance, end of period	(6,413)	(5,696)	(5,641)
Total shareholders’ equity	$14,620	$15,978	$12,946
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2013		2012		2011
Cash flows from operating activities:
Net earnings	$3,158		$2,866		$1,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(8)		(199)		25
Increase in deferred policy acquisition costs	(404)		(643)		(505)
Increase in policy liabilities	6,806		12,005		7,402
Change in income tax liabilities	993		712		266
Realized investment (gains) losses	(399)		349		1,552
Other, net	401		(138)		165
Net cash provided (used) by operating activities	10,547		14,952		10,842
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	9,631		7,385		14,385
Fixed maturities matured or called	2,907		1,959		170
Perpetual securities sold	264		1,599		690
Perpetual securities matured or called	256		376		0
Securities held to maturity:
Fixed maturities matured or called	6,515		1,859		728
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(22,967)		(19,533)		(8,392)
Held-to-maturity fixed maturities acquired	(6,756)		(16,550)		(18,995)
Settlement of derivatives, net	(1,624)		0		0
Cash received as collateral, net	1,037		5,439		647
Other, net	(354)		514		(62)
Net cash provided (used) by investing activities	(11,091)		(16,952)		(10,829)
Cash flows from financing activities:
Purchases of treasury stock	(813)		(118)		(308)
Proceeds from borrowings	700		1,506		620
Principal payments under debt obligations	0		(341)		(462)
Dividends paid to shareholders	(635)		(603)		(552)
Change in investment-type contracts, net	1,790		1,457		733
Treasury stock reissued	88		32		26
Other, net	6		12		7
Net cash provided (used) by financing activities	1,136		1,945		64
Effect of exchange rate changes on cash and cash equivalents	(90)		(153)		51
Net change in cash and cash equivalents	502		(208)		128
Cash and cash equivalents, beginning of period	2,041		2,249		2,121
Cash and cash equivalents, end of period	$2,543		$2,041		$2,249
Supplemental disclosures of cash flow information:
Income taxes paid	$754		$788		$828
Interest paid	210		178		164
Noncash interest	82	(1)	83	(1)	32	(1)
Impairment losses included in realized investment losses	199		977		1,901
Noncash financing activities:
Capitalized lease obligations	0		4		6
Treasury stock issued for:
Associate stock bonus	36		35		32
Shareholder dividend reinvestment	25		24		23
Share-based compensation grants	4		4		2
(1) Consists primarily of accreted interest on discounted advance premiums
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 74% of the Company's total revenues in 2013, compared with 77% in 2012 and 75% in 2011. The percentage of the Company's total assets attributable to Aflac Japan was 85% at December 31, 2013, compared with 87% at December 31, 2012.

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

Prior to October 1, 2013, Aflac Japan maintained an investment portfolio of dollar-denominated securities on behalf of Aflac U.S., which served as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments was the U.S. dollar. The related investment income and realized/unrealized investment gains and losses were denominated in U.S. dollars. Since the functional currency of this portfolio was the U.S. dollar, there was no translation adjustment to record in other comprehensive income for these investments when the yen/dollar exchange rate changed. However, the foreign exchange gains and losses related to this portfolio are taxable in Japan and the U.S. when the securities matured or were sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses is recognized in income tax expense on other comprehensive income. As of October 1, 2013, these investments were transferred into the Aflac Japan investment portfolio. These investments began to have translation effects recorded in other comprehensive income in the fourth quarter of 2013.

We have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our investment in Aflac Japan. Outstanding principal and related accrued interest on these Parent Company liabilities and the fair value of these derivatives are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments and changes in the fair value of these derivatives are recorded as unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

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

The calculation of deferred policy acquisition costs (DAC) and the liability for future policy benefits requires the use of estimates based on sound actuarial valuation techniques. For new policy issues, we review our actuarial assumptions and deferrable acquisition costs each year and revise them when necessary to more closely reflect recent experience and studies of actual acquisition costs. For policies in force, we evaluate DAC by major product groupings to determine that they are recoverable from future revenues, and any amounts determined not to be recoverable are charged against net earnings. We have not had any material charges to earnings for DAC that was determined not to be recoverable in any of the years presented in this Form 10-K.

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

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, foreign currency swaps, credit default swaps (CDSs), foreign currency forwards, foreign currency options, and options on interest rate swaps (or interest rate swaptions). Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Foreign currency forward contracts are used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio. Foreign currency forwards and options are used to hedge certain portions of forecasted cash flows denominated in yen. Interest rate swaps are used to hedge the variability of interest cash flows associated with our variable interest rate notes, and cross-currency interest rate swaps, also referred to as foreign currency swaps, are used to economically convert certain dollar-denominated note obligations into yen-denominated principal and interest obligations. Interest rate swaptions are used to hedge interest rate risk for certain U.S. dollar-denominated available-for-sale securities. We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions.

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

We have designated the majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as nonderivative hedges and designated derivatives as hedges of the foreign currency exposure to our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. Should these designated net investment hedge positions exceed our net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds our investment in Aflac Japan would be recognized in current earnings within derivative and other gains (losses).

Derivatives that are not designated as hedges are carried at fair value with all changes in fair value recorded in current period earnings within derivative and other gains (losses). We include the fair value of all freestanding derivatives in either other assets or other liabilities on the balance sheet.

For further information regarding derivatives and hedging, see Note 4.

Deferred Policy Acquisition Costs: See the Recently Adopted Accounting Pronouncements section of this Note 1 for a discussion of the change in accounting policy for DAC that we adopted retrospectively as of January 1, 2012.

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

Reinsurance: We enter into reinsurance agreements with other companies in the normal course of business. For each of our reinsurance agreements, we determine if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, benefits and DAC are reported net of insurance ceded. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

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

As discussed in the Translation of Foreign Currencies section above, Aflac Japan maintains certain dollar-denominated investments that, prior to October 1, 2013, did not have any foreign currency translation adjustments recognized in other comprehensive income. However, the deferred tax expense or benefit associated with foreign exchange gains or losses on these investments is recognized in other comprehensive income (loss) until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a deferred tax expense of $614 million in 2013, compared with a deferred tax expense of $492 million in 2012 and a deferred tax benefit of $152 million in 2011 for these dollar-denominated investments. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 31% in 2013, 32% in 2012, and 34% in 2011.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Derivatives and hedging: In July 2013, the FASB issued an update which allows entities to use the Federal Funds Effective Swap Rate, also referred to as the Overnight Index Swap Rate (OIS), as a benchmark interest rate for hedge accounting purposes. Previously the only acceptable benchmark rates for hedge accounting purposes under GAAP were U.S. Treasury rates and the London Interbank Offered Rate (LIBOR) swap rate. This update reflects the evolution of market hedging practices and is intended to provide more flexibility for hedge accounting purposes. We adopted this guidance in the third quarter of 2013 on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the effective date of July 17, 2013. The adoption of the guidance had no impact on our financial position or results of operations.

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

Accounting for costs associated with acquiring or renewing insurance contracts: In October 2010, the FASB issued amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. Under the previous guidance, costs that varied with and were primarily related to the acquisition of a policy were deferrable. Under the amended guidance, only incremental direct costs associated with the successful acquisition of a new or renewal contract may be capitalized, and direct-response advertising costs may be capitalized only if they meet certain criteria. This guidance is effective on a prospective or retrospective basis for interim and annual periods beginning after December 15, 2011. We retrospectively adopted this guidance as of January 1, 2012. The retrospective adoption of this accounting standard resulted in an after-tax cumulative reduction to retained earnings of $391 million and an after-tax cumulative reduction to unrealized foreign currency translation gains in accumulated other comprehensive income of $67 million, resulting in a total reduction to shareholders' equity of $458 million as of December 31, 2009, the opening balance sheet date in the period of adoption. The adoption of this accounting standard had an immaterial impact on net income in 2011 and all preceding years.

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

Fees paid to the federal government by health insurers: In July 2011, the FASB issued guidance on the accounting for fees owed by health insurers as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable by September 30 of the applicable calendar year once the entity provides health insurance for any U.S. health risk in that year. The annual fee for the health insurance industry will be allocated to individual health insurers based on the ratio of the amount of an entity's net premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The accounting guidance specifies that the liability for the fee should be estimated and recorded in full in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 31, 2013. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

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

We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings includes interest cash flows associated with notes payable and excludes the following items from net earnings on an after-tax basis: realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and other non-operating income (loss). We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment for the years ended December 31 follows:

(In millions)	2013		2012	2011
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$6,123		$7,537	$7,541
Medical and other health	4,282		5,244	5,158
Life insurance	4,577		4,370	2,920
Net investment income	2,651		2,845	2,688
Other income	55		57	46
Total Aflac Japan	17,688		20,053	18,353
Aflac U.S.:
Earned premiums:
Accident/disability	2,284		2,213	2,194
Cancer	1,283		1,282	1,258
Other health	1,334		1,259	1,061
Life insurance	252		242	230
Net investment income	632		613	588
Other income	6		19	10
Total Aflac U.S.	5,791		5,628	5,341
Other business segments	49		46	54
Total business segment revenues	23,528		25,727	23,748
Realized investment gains (losses)	389	(1)	(349)	(1,552)
Corporate	302		262	241
Intercompany eliminations	(308)		(276)	(266)
Other non-operating income (loss)	28		0	0
Total revenues	$23,939		$25,364	$22,171
(1) Excluding a gain of $10 in 2013 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

(In millions)	2013		2012	2011
Pretax earnings:
Aflac Japan	$3,628		$3,904	$3,829
Aflac U.S.	1,038		997	904
Other business segments	(1)		(3)	1
Total business segment pretax operating earnings	4,665		4,898	4,734
Interest expense, noninsurance operations	(198)		(184)	(168)
Corporate and eliminations	(68)		(56)	(64)
Pretax operating earnings	4,399		4,658	4,502
Realized investment gains (losses)	389	(1)	(349)	(1,552)
Other non-operating income (loss)	28		(7)	0
Total earnings before income taxes	$4,816		$4,302	$2,950
Income taxes applicable to pretax operating earnings	$1,512		$1,561	$1,556
Effect of foreign currency translation on operating earnings	(357)		8	169
(1) Excluding a gain of $10 in 2013 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Assets as of December 31 were as follows:

(In millions)	2013	2012	2011
Assets:
Aflac Japan	$102,973	$113,678	$101,692
Aflac U.S.	16,112	16,122	13,942
Other business segments	155	154	160
Total business segment assets	119,240	129,954	115,794
Corporate	19,909	20,318	16,182
Intercompany eliminations	(17,842)	(19,178)	(15,739)
Total assets	$121,307	$131,094	$116,237
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2013	2012	2011
Statements of Earnings:
Weighted-average yen/dollar exchange rate	97.54	79.81	79.75
Yen percent strengthening (weakening)	(18.2)%	(.1)%	10.0%
Exchange effect on net earnings (in millions)	$(312)	$38	$160
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

	2013	2012
Balance Sheets:
Yen/dollar exchange rate at December 31	105.39	86.58
Yen percent strengthening (weakening)	(17.8)%	(10.2)%
Exchange effect on total assets (in millions)	$(17,836)	$(10,861)
Exchange effect on total liabilities (in millions)	(19,806)	(11,441)

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2013	2012	2011
Management fees	$37	$30	$28
Allocated expenses	74	58	43
Profit repatriation	771	422	143
Total transfers from Aflac Japan	$882	$510	$214

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

(In millions)	2013	2012
Property and equipment:
Land	$168	$161
Buildings	444	535
Equipment and furniture	329	326
Total property and equipment	941	1,022
Less accumulated depreciation	460	458
Net property and equipment	$481	$564

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2013, $731 million, or 82.9% of total receivables, were related to Aflac Japan's operations, compared with $566 million, or 58.2%, at December 31, 2012.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2013	2012	2011
Fixed-maturity securities	$3,210	$3,248	$3,026
Perpetual securities	153	253	274
Equity securities and other	7	17	5
Short-term investments and cash equivalents	1	2	4
Gross investment income	3,371	3,520	3,309
Less investment expenses	78	47	29
Net investment income	$3,293	$3,473	$3,280

Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$14,936	$431	$33	$15,334
Mortgage- and asset-backed securities	558	29	0	587
Public utilities	2,261	100	18	2,343
Sovereign and supranational	978	85	28	1,035
Banks/financial institutions	2,799	220	242	2,777
Other corporate	3,956	151	185	3,922
Total yen-denominated	25,488	1,016	506	25,998
Dollar-denominated:
U.S. government and agencies	92	10	4	98
Municipalities	992	71	12	1,051
Mortgage- and asset-backed securities	163	21	0	184
Public utilities	4,931	471	183	5,219
Sovereign and supranational	404	85	1	488
Banks/financial institutions	3,318	447	33	3,732
Other corporate	21,123	1,347	1,170	21,300
Total dollar-denominated	31,023	2,452	1,403	32,072
Total fixed maturities	56,511	3,468	1,909	58,070
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,582	151	217	2,516
Other corporate	209	0	0	209
Dollar-denominated:
Banks/financial institutions	196	35	9	222
Total perpetual securities	2,987	186	226	2,947
Equity securities	17	5	1	21
Total securities available for sale	$59,515	$3,659	$2,136	$61,038

	2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,362	$1,347	$1	$28,708
Municipalities	399	41	0	440
Mortgage- and asset-backed securities	58	3	0	61
Public utilities	3,900	150	122	3,928
Sovereign and supranational	2,941	171	72	3,040
Banks/financial institutions	6,310	146	328	6,128
Other corporate	3,445	183	87	3,541
Total yen-denominated	44,415	2,041	610	45,846
Total securities held to maturity	$44,415	$2,041	$610	$45,846

	2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$12,612	$349	$81	$12,880
Mortgage- and asset-backed securities	746	40	1	785
Public utilities	3,608	116	72	3,652
Sovereign and supranational	1,404	71	0	1,475
Banks/financial institutions	3,455	233	180	3,508
Other corporate	5,656	241	153	5,744
Total yen-denominated	27,481	1,050	487	28,044
Dollar-denominated:
U.S. government and agencies	93	24	0	117
Municipalities	1,045	156	6	1,195
Mortgage- and asset-backed securities	188	58	0	246
Public utilities	4,204	658	17	4,845
Sovereign and supranational	476	123	2	597
Banks/financial institutions	3,626	506	6	4,126
Other corporate	16,300	1,878	95	18,083
Total dollar-denominated	25,932	3,403	126	29,209
Total fixed maturities	53,413	4,453	613	57,253
Perpetual securities:
Yen-denominated:
Banks/financial institutions	3,635	193	161	3,667
Other corporate	309	43	0	352
Dollar-denominated:
Banks/financial institutions	269	23	9	283
Total perpetual securities	4,213	259	170	4,302
Equity securities	20	4	1	23
Total securities available for sale	$57,646	$4,716	$784	$61,578

	2012
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$32,043	$356	$67	$32,332
Municipalities	492	30	2	520
Mortgage- and asset-backed securities	90	4	0	94
Public utilities	4,924	233	106	5,051
Sovereign and supranational	3,209	192	84	3,317
Banks/financial institutions	9,211	211	431	8,991
Other corporate	4,457	187	108	4,536
Total yen-denominated	54,426	1,213	798	54,841
Total securities held to maturity	$54,426	$1,213	$798	$54,841

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities, including a change in the valuation methodology for determining fair value of privately issued securities as of the first quarter of 2013, are described in Note 5.

During 2013, we reclassified two investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $492 million and an aggregate unrealized loss of $153 million. During 2012, we reclassified seven investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuers being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $1.2 billion and an aggregate unrealized loss of $290 million. During 2011, we reclassified 13 investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuers being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $2.5 billion and an aggregate unrealized loss of $334 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$646	$653	$50	$52
Due after one year through five years	1,820	1,960	474	552
Due after five years through 10 years	9,713	9,657	1,557	1,624
Due after 10 years	32,752	33,514	8,517	9,016
Mortgage- and asset-backed securities	622	664	38	46
Total fixed maturities available for sale	$45,553	$46,448	$10,636	$11,290
Held to maturity:
Due in one year or less	$4,547	$4,547	$0	$0
Due after one year through five years	1,473	1,598	0	0
Due after five years through 10 years	1,967	2,062	0	0
Due after 10 years	36,370	37,578	0	0
Mortgage- and asset-backed securities	58	61	0	0
Total fixed maturities held to maturity	$44,415	$45,846	$0	$0

At December 31, 2013, the Parent Company had a portfolio of available-for-sale fixed-maturity securities totaling $322 million at amortized cost and $332 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2013, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$142	$128	$0	$0
Due after one year through five years	855	829	5	5
Due after five years through 10 years	209	209	0	0
Due after 10 years	1,677	1,673	99	103
Total perpetual securities available for sale	$2,883	$2,839	$104	$108

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2013			2012
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	AA	$41,924	$43,619	AA	$44,081	$44,580
(1)JGBs or JGB-backed securities
Banks and Financial Institutions

One of our largest investment sector concentrations as of December 31, 2013, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector as of December 31, including those classified as perpetual securities, were as follows:

	2013		2012
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$12,427	12%	$16,292	14%
Fair value	12,637	12	16,625	14
Perpetual securities:
Upper Tier II:
Amortized cost	$1,920	2%	$2,825	3%
Fair value	1,913	2	2,919	3
Tier I:
Amortized cost	858	1	1,079	1
Fair value	825	1	1,031	1
Total:
Amortized cost	$15,205	15%	$20,196	18%
Fair value	15,375	15	20,575	18

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2013	2012	2011
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$316	$427	$992
Gross losses from sales	(87)	(48)	(465)
Net gains (losses) from redemptions	34	2	69
Other-than-temporary impairment losses	(128)	(734)	(1,335)
Held to maturity:
Net gains (losses) from redemptions	0	4	0
Total fixed maturities	135	(349)	(739)
Perpetual securities:
Available for sale:
Gross gains from sales	0	127	102
Gross losses from sales	(1)	(98)	(109)
Net gains (losses) from redemptions	0	60	0
Other-than-temporary impairment losses	(70)	(243)	(565)
Total perpetual securities	(71)	(154)	(572)
Equity securities:
Other-than-temporary impairment losses	(1)	0	(1)
Total equity securities	(1)	0	(1)
Derivatives and other:
Derivative gains (losses)	326	151	(257)
Other	10	3	17
Total derivatives and other	336	154	(240)
Total realized investment gains (losses)	$399	$(349)	$(1,552)

Other-than-temporary Impairment

The fair values of our debt and perpetual security investments fluctuate based on changes in interest rates, foreign exchange, and credit spreads in the global financial markets. Fair values can also be heavily influenced by the values of the assets of the issuer and expected ultimate recovery values upon a default, bankruptcy or other financial restructuring. Credit spreads are most impacted by the general credit environment and global market liquidity. Interest rates are driven by numerous factors including, but not limited to, supply and demand, governmental monetary actions, expectations of inflation and economic growth. We believe that fluctuations in the fair values of our investment securities related to general changes in the level of credit spreads or interest rates have little bearing on underlying credit quality of the issuer, and whether our investment is ultimately recoverable. Generally, we consider such declines in fair values to be temporary even in situations where an investment remains in an unrealized loss position for a year or more.

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

(In millions)	2013	2012	2011
Perpetual securities	$70	$243	$565
Corporate bonds	102	345	1,316
Mortgage- and asset-backed securities	0	3	17
Municipalities	0	0	2
Sovereign and supranational	26	386	0
Equity securities	1	0	1
Total other-than-temporary impairment losses realized (1)	$199	$977	$1,901
(1) Includes $45, $597 and $1,286 for the years ended December 31, 2013, 2012 and 2011, respectively, for credit-related impairments;
$26 and $27 for the years ended December 31, 2013 and 2012, respectively, for impairments due to severity and duration of decline in fair value; and $128, $353 and $615 for the years ended December 31, 2013, 2012 and 2011, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2013	2012	2011
Changes in unrealized gains (losses):
Fixed maturities:
Available for sale	$(2,281)	$1,624	$1,963
Transferred to held to maturity	(9)	(14)	(101)
Perpetual securities:
Available for sale	(129)	547	(143)
Equity securities	1	0	2
Total change in unrealized gains (losses)	$(2,418)	$2,157	$1,721

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2013	2012
Unrealized gains (losses) on securities available for sale	$1,523	$3,932
Unamortized unrealized gains on securities transferred to held to maturity	11	20
Deferred income taxes	(499)	(1,382)
Shareholders’ equity, unrealized gains (losses) on investment securities	$1,035	$2,570

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$8,869	$34	$8,869	$34	$0	$0
Municipalities:
Dollar-denominated	177	12	145	8	32	4
Public utilities:
Dollar-denominated	2,023	183	1,740	143	283	40
Yen-denominated	2,519	140	1,816	54	703	86
Sovereign and supranational:
Dollar-denominated	12	1	12	1	0	0
Yen-denominated	1,152	100	791	34	361	66
Banks/financial institutions:
Dollar-denominated	547	33	454	23	93	10
Yen-denominated	4,533	570	2,322	107	2,211	463
Other corporate:
Dollar-denominated	11,588	1,170	8,504	733	3,084	437
Yen-denominated	3,372	272	2,296	152	1,076	120
U.S. government and agencies:
Dollar-denominated	36	4	36	4	0	0
Total fixed maturities	34,828	2,519	26,985	1,293	7,843	1,226
Perpetual securities:
Dollar-denominated	59	9	52	8	7	1
Yen-denominated	1,322	217	748	74	574	143
Total perpetual securities	1,381	226	800	82	581	144
Equity securities	5	1	5	1	0	0
Total	$36,214	$2,746	$27,790	$1,376	$8,424	$1,370

	2012
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$17,342	$148	$17,342	$148	$0	$0
Municipalities:
Dollar-denominated	34	6	1	0	33	6
Yen-denominated	56	2	56	2	0	0
Mortgage- and asset- backed securities:
Yen-denominated	136	1	0	0	136	1
Public utilities:
Dollar-denominated	736	17	736	17	0	0
Yen-denominated	3,920	178	1,339	31	2,581	147
Sovereign and supranational:
Dollar-denominated	31	2	0	0	31	2
Yen-denominated	1,244	84	507	13	737	71
Banks/financial institutions:
Dollar-denominated	276	6	180	3	96	3
Yen-denominated	6,918	611	1,935	28	4,983	583
Other corporate:
Dollar-denominated	4,534	95	4,404	86	130	9
Yen-denominated	4,013	261	1,635	40	2,378	221
Total fixed maturities	39,240	1,411	28,135	368	11,105	1,043
Perpetual securities:
Dollar-denominated	136	9	120	0	16	9
Yen-denominated	1,315	161	0	0	1,315	161
Total perpetual securities	1,451	170	120	0	1,331	170
Equity securities	6	1	3	0	3	1
Total	$40,697	$1,582	$28,258	$368	$12,439	$1,214

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

For any significant declines in fair value, we perform a more focused review of the related issuers' credit profile. For corporate issuers, we evaluate their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, we analyze all sources of credit support, including issuer-specific factors. We utilize information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. We also consider ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security we own including seniority in the issuer's capital structure, covenant predictions, or other relevant features. From these reviews, we evaluate the issuers' continued ability to service our investment through payment of interest and principal.

The following table provides more information on our unrealized loss position as of December 31.

	2013			2012
(In millions)	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities
Fixed Maturities:
Japan government and agencies	25%	1%	100%	43%	9%	100%
Public utilities	13	12	98	11	12	69
Sovereign and supranational	3	4	100	3	6	96
Banks/financial institutions	14	22	64	18	39	76
Other corporate	41	53	91	21	23	72
Total fixed maturities	96%	92%		96%	89%
Perpetual securities	4	8	90	4	11	100
Total	100%	100%		100%	100%

The decline in the percentage of banks and financial securities in an unrealized loss position that are investment grade is due primarily to a downgrade of a yen-denominated security. The decline in the percentage of perpetual securities in an unrealized loss position that are investment grade is due primarily to a refinement in our methodology for valuing privately issued securities, including perpetual securities, that was implemented in the first quarter of 2013 and was not indicative of credit-related changes or downgrades. The refinement, as discussed further in Note 5, resulted in lower valuations for some of our perpetual investments.

Assuming no credit-related factors, as investments near maturity, the unrealized gains and losses can be expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in the sectors shown in the table above have the ability to service their obligations to us.

Perpetual Securities

The majority of our investments in Upper Tier II and Tier I perpetual securities are in highly-rated global financial institutions. Upper Tier II securities have more debt-like characteristics than Tier I securities and are senior to Tier I securities, preferred stock, and common equity of the issuer. Conversely, Tier I securities have more equity-like characteristics, but are senior to the common equity of the issuer, and they may also be senior to certain preferred shares; depending on the individual security; the issuer's capital structure and the regulatory jurisdiction of the issuer.

Details of our holdings of perpetual securities as of December 31 were as follows:

Perpetual Securities

		2013			2012
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$145	$183	$38	$460	$488	$28
	BBB	1,563	1,532	(31)	2,077	2,129	52
	BB or lower	212	198	(14)	288	302	14
Total Upper Tier II		1,920	1,913	(7)	2,825	2,919	94
Tier I:
	BBB	746	706	(40)	966	904	(62)
	BB or lower	112	119	7	113	127	14
Total Tier I		858	825	(33)	1,079	1,031	(48)
Other subordinated - non-banks:
	BBB	0	0	0	309	352	43
	BB or lower	209	209	0	0	0	0
Total other subordinated - non-banks		209	209	0	309	352	43
Total		$2,987	$2,947	$(40)	$4,213	$4,302	$89

During 2013, our aggregate holdings in perpetual securities moved from a unrealized gain of $89 million to an unrealized loss of $40 million. This change is primarily due to a refinement in our methodology for valuing privately issued securities, including perpetual securities, that was implemented in the first quarter of 2013 (see Note 5).

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

Investments in Consolidated Variable Interest Entities

	2013		2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,109	$4,843	$5,058	$5,787
Perpetual securities, available for sale	463	468	559	574
Fixed maturities, held to maturity	237	236	289	287
Other assets	106	106	191	191
Total assets of consolidated VIEs	$4,915	$5,653	$6,097	$6,839
Liabilities:
Other liabilities	$207	$207	$399	$399
Total liabilities of consolidated VIEs	$207	$207	$399	$399

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

Investments in Variable Interest Entities Not Consolidated

	2013		2012
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,724	$6,916	$7,738	$8,350
Perpetual securities, available for sale	370	378	736	751
Fixed maturities, held to maturity	2,949	3,039	3,829	3,922
Total investments in VIEs not consolidated	$10,043	$10,333	$12,303	$13,023

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 173 separate issuers with an average credit rating of BBB.

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

(In millions)	2013	2012
Security loans outstanding, fair value	$5,656	$6,122
Cash collateral on loaned securities	5,820	6,277

At December 31, 2013, debt securities with a fair value of $15 million were on deposit with regulatory authorities in the United States and Japan. We retain ownership of all securities on deposit and receive the related investment income.

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

Derivative Types

We enter into foreign currency swaps pursuant to which we exchange an initial principal amount in one currency for an initial principal amount of another currency, with an agreement to re-exchange the currencies at a future date at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. We also use foreign currency swaps to economically convert certain of our dollar-denominated senior note and subordinated debenture principal and interest obligations into yen-denominated obligations.

Foreign currency forwards with short-term maturities are executed for the Aflac Japan segment in order to hedge the currency risk on the fair value of certain fixed-maturity dollar-denominated securities. In these transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. The foreign currency forwards are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities. Aflac also utilizes foreign currency forwards to hedge the currency risk associated with the net investment in Aflac Japan. In these transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified future date.

Foreign currency options are executed in order to hedge certain portions of forecasted cash flows that are denominated in yen, i.e. primarily profit repatriation from Aflac Japan. We use a combination of options to protect expected future cash flows by simultaneously purchasing call options (options that limit exposure to increasing foreign exchange rates) and selling put options (options that limit exposure to decreasing foreign exchange rates). The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). Aflac also enters into foreign currency options that give it the right, but not the obligation, to sell yen and buy U.S. dollars at specified future dates at contracted prices.

Our CDSs are used to assume credit risk related to an individual security or an index. The only CDS derivatives that we have entered into relate to components of certain of our investments in VIEs. These CDS contracts entitle the consolidated VIE to receive periodic fees in exchange for an obligation to compensate the derivative counterparties should the reference security issuers experience a credit event, as defined in the contract.

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

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options, and interest rate swaptions is mitigated by collateral posting requirements the counterparty must meet. As of December 31, 2013, there were 11 counterparties to our derivative agreements, with five comprising 86% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings as of December 31:

	2013			2012
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$161	$1	$(7)	$161	$6	$(7)
A	22,314	487	(830)	13,209	339	(927)
Total	$22,475	$488	$(837)	$13,370	$345	$(934)

We engage in derivative transactions directly with unaffiliated third parties under International Swaps and Derivative Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annex (CSA) provisions, which generally provide for two-way collateral postings, in certain cases at the first dollar of exposure and in other cases once various rating and exposure threshold levels are triggered. We mitigate the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction or that additional collateral be posted upon the occurrence of certain events or circumstances. In addition, a significant portion of the derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions was $8 million at December 31, 2013, which consisted of $7 million of pledged JGBs and $1 million of cash. There was no collateral posted to third parties for derivative transactions at December 31, 2012. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was $18 million as of December 31, 2013. There were no derivative instruments with credit-risk related contingent features in a net liability position by counterparty as of December 31, 2012. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2013, we estimate that we would be required to post a maximum of $10 million of additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $295 million at December 31, 2013. There was no collateral obtained from third parties at December 31, 2012. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights.

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

2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(112)	$1	$0	$0	$0	$0	$(112)	$1
	BBB	0	0	0	0	0	0	(95)	(4)	(95)	(4)
Total		$0	$0	$(112)	$1	$0	$0	$(95)	$(4)	$(207)	$(3)

2012
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(133)	$2	$0	$0	$0	$0	$(133)	$2
	BB or lower	0	0	0	0	(106)	(47)	(116)	(20)	(222)	(67)
Total		$0	$0	$(133)	$2	$(106)	$(47)	$(116)	$(20)	$(355)	$(65)
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported within derivative and other gains

(losses), which is a component of realized investment gains (losses). The fluctuations in estimated fair value of derivatives that have not been designated for hedge accounting can result in volatility in net earnings.
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
For the hedge of our net investment in Aflac Japan, we have designated Parent Company yen-denominated liabilities as non-derivative hedging instruments and have designated certain foreign currency forwards and options as derivative hedging instruments. We make our net investment hedge designation at the beginning of each quarter. For assessing hedge effectiveness of net investment hedges, if the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective. If the hedge is effective, the related exchange effect on the yen-denominated liabilities is reported in the unrealized foreign currency component of other comprehensive income. For derivatives designated as net investment hedges, Aflac follows the forward-rate method. According to that method, all changes in fair value, including changes related to the forward-rate component of foreign currency forward contracts and the time value of foreign currency options, are reported in the unrealized foreign currency component of other comprehensive income. Should these designated net investment hedge positions exceed our net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds our investment in Aflac Japan would be recognized in current earnings within derivative and other gains (losses).
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

	2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$3	$3	$0
Interest rate swaps	52	0	0	0
Total cash flow hedges	127	3	3	0
Fair value hedges:
Foreign currency forwards	11,249	(582)	0	(582)
Interest rate swaptions	4,500	(12)	20	(32)
Total fair value hedges	15,749	(594)	20	(614)
Net investment hedge:
Foreign currency forwards	356	17	17	0
Foreign currency options	95	3	4	(1)
Total net investment hedge	451	20	21	(1)
Non-qualifying strategies:
Foreign currency swaps	5,829	224	442	(218)
Credit default swaps	207	(3)	1	(4)
Interest rate swaps	112	1	1	0
Total non-qualifying strategies	6,148	222	444	(222)
Total derivatives	$22,475	$(349)	$488	$(837)
Balance Sheet Location
Other assets	$5,308	$488	$488	$0
Other liabilities	17,167	(837)	0	(837)
Total derivatives	$22,475	$(349)	$488	$(837)

	2012
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$14	$14	$0
Interest rate swaps	64	0	0	0
Total cash flow hedges	139	14	14	0
Fair value hedges:
Foreign currency forwards	6,944	(535)	0	(535)
Total fair value hedges	6,944	(535)	0	(535)
Non-qualifying strategies:
Foreign currency swaps	5,577	(32)	297	(329)
Credit default swaps	355	(65)	2	(67)
Interest rate swaps	355	29	32	(3)
Total non-qualifying strategies	6,287	(68)	331	(399)
Total derivatives	$13,370	$(589)	$345	$(934)
Balance Sheet Location
Other assets	$2,585	$345	$345	$0
Other liabilities	10,785	(934)	0	(934)
Total derivatives	$13,370	$(589)	$345	$(934)

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
We have an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 9). By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. The notional amount and terms of the swap match the principal amount and terms of the variable interest rate Samurai notes, and the swap had no value at inception. Changes in the fair value of the swap contract are recorded in other comprehensive income (loss) as long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that ineffective portion would be reported in net earnings.
Fair Value Hedges
We designate and account for certain foreign currency forwards as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards hedge the foreign currency exposure of certain dollar-denominated fixed maturity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness.
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the year ended December 31.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
2013:
Foreign currency forwards	Fixed-maturity securities	$(1,735)	$(25)	$(1,710)	$1,700	$(10)
Interest rate swaptions	Fixed-maturity securities	17	17	0	0	0
2012:
Foreign currency forwards	Fixed-maturity securities	$(535)	$(8)	$(527)	$528	$1

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 9) as nonderivative hedges and designated foreign currency forwards and options, as described below, as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

We had foreign exchange forwards and options to economically hedge foreign exchange risk on 65 billion yen of the 2013 repatriation received from Aflac Japan in July 2013. As of December 31, 2013, we had foreign exchange forwards and options as part of an economic hedge on 47.5 billion yen of the profit repatriation expected to be received in July 2014. In January 2014, we restructured this hedge with a new 52.5 billion yen foreign exchange forward contract.

Our net investment hedge was effective for the years ended December 31, 2013, 2012 and 2011.
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
We have cross-currency interest rate swap agreements related to our $700 million senior notes due June 2023, $400 million senior notes due February 2017, $350 million senior notes due February 2022, and $500 million subordinated debentures due September 2052. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.
Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2013		2012		2011
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$(2)	$(10)	$(3)	$(22)	$0	$(35)
Interest rate swaps	0	0	0	0	0	2
Total cash flow hedges	(2)	(10)	(3)	(22)	0	(33)
Fair value hedges:
Foreign currency forwards(2)	(35)	0	(7)	0	0	0
Interest rate swaptions	17	0	0	0	0	0
Total fair value hedges	(18)	0	(7)	0	0	0
Net investment hedge:
Non- derivative hedging instruments	0	155	0	96	0	(54)
Foreign currency swaps	0	(104)	0	0	0	0
Foreign currency forwards	0	24	0	0	0	0
Foreign currency options	0	4	0	0	0	0
Total net investment hedge	0	79	0	96	0	(54)
Non-qualifying strategies:
Foreign currency swaps	346	0	111	0	(160)	0
Foreign currency options	11	0	0	0	0	0
Credit default swaps	31	0	64	0	(64)	0
Interest rate swaps	(8)	0	(14)	0	(33)	0
Interest rate swaptions	(29)	0	0	0	0	0
Other	(5)	0	0	0	0	0
Total non- qualifying strategies	346	0	161	0	(257)	0
Total	$326	$69	$151	$74	$(257)	$(87)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

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

We have securities lending agreements with unaffiliated financial institutions that post collateral to us in return for the use of our fixed maturity securities (see Note 3). When we have entered into securities lending agreements with the same counterparty, the agreements generally provide for net settlement in the event of default by the counterparty. This right of set-off would allow us to keep and apply collateral received if the counterparty failed to return the securities borrowed from us as contractually agreed. For additional information on the Company's accounting policy for securities lending, see
Note 1.

The tables below summarize our derivatives and securities lending transactions as of December 31, and as reflected in the tables, in accordance with GAAP, our policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets

2013
				Gross Amounts Not Offset in Balance Sheet
(in millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$445	$0	$445	$0	$(276)		$169
Foreign currency forwards	17	0	17	0	(16)		1
Foreign currency options	4	0	4	0	(3)		1
Credit default swaps	1	0	1	0	0		1
Interest rate swaps	1	0	1	0	0		1
Interest rate swaptions	20	0	20	0	0		20
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	488	0	488	0	(295)	(1)	193
Securities lending and similar arrangements	5,656	0	5,656	0	(5,656)		0
Total	$6,144	$0	$6,144	$0	$(5,951)		$193
(1) Consists entirely of cash.

2012
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received	Net Amount
Derivative assets:
Foreign currency swaps	$311	$0	$311	$0	$0	$311
Credit default swaps	2	0	2	0	0	2
Interest rate swaps	32	0	32	0	0	32
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	345	0	345	0	0	345
Securities lending and similar arrangements	6,122	0	6,122	0	(6,122)	0
Total	$6,467	$0	$6,467	$0	$(6,122)	$345

Offsetting of Financial Liabilities and Derivative Liabilities

2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(218)	$0	$(218)	$0	$1		$(217)
Foreign currency forwards	(582)	0	(582)	0	0		(582)
Foreign currency options	(1)	0	(1)	0	0		(1)
Credit default swaps	(4)	0	(4)	0	0		(4)
Interest rate swaptions	(32)	0	(32)	0	7		(25)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(837)	0	(837)	0	8	(1)	(829)
Securities lending and similar arrangements	(5,820)	0	(5,820)	5,656	0		(164)
Total	$(6,657)	$0	$(6,657)	$5,656	$8		$(993)
(1) Consists of $7 of pledged JGBs and $1 of cash.

2012
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged	Net Amount
Derivative liabilities:
Foreign currency swaps	$(329)	$0	$(329)	$0	$0	$(329)
Foreign currency forwards	(535)	0	(535)	0	0	(535)
Credit default swaps	(67)	0	(67)	0	0	(67)
Interest rate swaps	(3)	0	(3)	0	0	(3)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(934)	0	(934)	0	0	(934)
Securities lending and similar arrangements	(6,277)	0	(6,277)	6,122	0	(155)
Total	$(7,211)	$0	$(7,211)	$6,122	$0	$(1,089)

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

The following tables present the fair value hierarchy levels of the Company's assets and liabilities that are measured and carried at fair value on a recurring basis as of December 31.

	2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$14,928	$504	$0	$15,432
Municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities	0	402	369	771
Public utilities	0	7,562	0	7,562
Sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions	0	6,486	23	6,509
Other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions	0	2,686	52	2,738
Other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities	14	4	3	21
Other assets:
Foreign currency swaps	0	341	104	445
Foreign currency forwards	0	17	0	17
Foreign currency options	0	4	0	4
Credit default swaps	0	0	1	1
Interest rate swaps	0	0	1	1
Interest rate swaptions	0	20	0	20
Total other assets	0	382	106	488
Cash and cash equivalents	2,543	0	0	2,543
Total assets	$17,485	$46,031	$553	$64,069
Liabilities:
Foreign currency swaps	$0	$15	$203	$218
Foreign currency forwards	0	582	0	582
Foreign currency options	0	1	0	1
Credit default swaps	0	0	4	4
Interest rate swaptions	0	32	0	32
Total liabilities	$0	$630	$207	$837

	2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$12,265	$732	$0	$12,997
Municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities	0	693	338	1,031
Public utilities	0	8,077	420	8,497
Sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions	0	6,610	1,024	7,634
Other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions	0	3,735	215	3,950
Other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities	13	6	4	23
Other assets:
Foreign currency swaps	0	154	157	311
Credit default swaps	0	0	2	2
Interest rate swaps	0	0	32	32
Total other assets	0	154	191	345
Cash and cash equivalents	2,041	0	0	2,041
Total assets	$14,319	$46,049	$3,596	$63,964
Liabilities:
Foreign currency swaps	$0	$0	$329	$329
Foreign currency forwards	0	535	0	535
Credit default swaps	0	0	67	67
Interest rate swaps	0	0	3	3
Total liabilities	$0	$535	$399	$934

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$27,362	$28,708	$0	$0	$28,708
Municipalities	399	0	440	0	440
Mortgage and asset-backed securities	58	0	20	41	61
Public utilities	3,900	0	3,928	0	3,928
Sovereign and supranational	2,941	0	3,040	0	3,040
Banks/financial institutions	6,310	0	6,128	0	6,128
Other corporate	3,445	0	3,541	0	3,541
Total assets	$44,415	$28,708	$17,097	$41	$45,846
Liabilities:
Other policyholders’ funds	$5,861	$0	$0	$5,715	$5,715
Notes payable (excluding capital leases)	4,891	0	0	5,241	5,241
Total liabilities	$10,752	$0	$0	$10,956	$10,956

		2012
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$32,043	$32,332	$0	$0	$32,332
Municipalities	492	0	520	0	520
Mortgage and asset-backed securities	90	0	30	64	94
Public utilities	4,924	0	5,051	0	5,051
Sovereign and supranational	3,209	0	3,317	0	3,317
Banks/financial institutions	9,211	0	8,991	0	8,991
Other corporate	4,457	0	4,536	0	4,536
Total assets	$54,426	$32,332	$22,445	$64	$54,841
Liabilities:
Other policyholders’ funds	$5,319	$0	$0	$5,151	$5,151
Notes payable (excluding capital leases)	4,343	0	0	4,992	4,992
Obligation to Japanese policyholder protection corporation	23	0	0	23	23
Total liabilities	$9,685	$0	$0	$10,166	$10,166

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

Prior to March 31, 2013, we had used a discounted cash flow (DCF) pricing model to value certain of our privately issued securities. Our DCF pricing model incorporated an option adjusted spread and utilized various market inputs we obtained from both active and inactive markets. The estimated fair values developed by the DCF pricing model were most sensitive to prevailing credit spreads, the level of interest rates (yields) and interest rate volatility. Credit spreads were derived from a widely used global bond index to create a credit matrix which took into account the current credit spread, ratings and remaining time to maturity, and subordination levels for securities that were included in the bond index. The index provided a broad-based measure of the global fixed-income bond market. Beginning March 31, 2013, we engaged a third party pricing vendor to develop valuation models to determine fair values of these securities to reflect the impact of the persistent economic environment and the changing regulatory framework. These models are also DCF models, but also use information from related markets, specifically the CDS market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including: 1) the most appropriate comparable security(ies) of the issuer; 2) issuer-specific CDS spreads; 3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector; or 4) bond indices that are comparative in rating, industry, maturity and region.

The pricing data and market quotes we obtain from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuations and Classifications Subcommittee, or VCS. Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. With the implementation of the change in pricing methodology associated with privately issued securities previously noted, we have performed verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value.

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

	2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$14,928	$504	$0	$15,432
Total government and agencies	14,928	504	0	15,432
Municipalities:
Third party pricing vendor	0	1,051	0	1,051
Total municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities:
Third party pricing vendor	0	402	0	402
Broker/other	0	0	369	369
Total mortgage- and asset-backed securities	0	402	369	771
Public utilities:
Third party pricing vendor	0	7,562	0	7,562
Total public utilities	0	7,562	0	7,562
Sovereign and supranational:
Third party pricing vendor	0	1,523	0	1,523
Total sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions:
Third party pricing vendor	0	6,486	0	6,486
Broker/other	0	0	23	23
Total banks/financial institutions	0	6,486	23	6,509
Other corporate:
Third party pricing vendor	0	25,220	0	25,220
Broker/other	0	2	0	2
Total other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,686	52	2,738
Total banks/financial institutions	0	2,686	52	2,738
Other corporate:
Third party pricing vendor	0	209	0	209
Total other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities:
Third party pricing vendor	14	4	0	18
Broker/other	0	0	3	3
Total equity securities	14	4	3	21
Total securities available for sale	$14,942	$45,649	$447	$61,038

	2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$28,708	$0	$0	$28,708
Total government and agencies	28,708	0	0	28,708
Municipalities:
Third party pricing vendor	0	440	0	440
Total municipalities	0	440	0	440
Mortgage- and asset-backed securities:
Third party pricing vendor	0	20	0	20
Broker/other	0	0	41	41
Total mortgage- and asset-backed securities	0	20	41	61
Public utilities:
Third party pricing vendor	0	3,928	0	3,928
Total public utilities	0	3,928	0	3,928
Sovereign and supranational:
Third party pricing vendor	0	3,040	0	3,040
Total sovereign and supranational	0	3,040	0	3,040
Banks/financial institutions:
Third party pricing vendor	0	6,128	0	6,128
Total banks/financial institutions	0	6,128	0	6,128
Other corporate:
Third party pricing vendor	0	3,509	0	3,509
Broker/other	0	32	0	32
Total other corporate	0	3,541	0	3,541
Total securities held to maturity	$28,708	$17,097	$41	$45,846

	2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$12,265	$685	$0	$12,950
DCF pricing model	0	47	0	47
Total government and agencies	12,265	732	0	12,997
Municipalities:
Third party pricing vendor	0	1,177	0	1,177
DCF pricing model	0	18	0	18
Total municipalities	0	1,195	0	1,195
Mortgage- and asset-backed securities:
Third party pricing vendor	0	682	0	682
DCF pricing model	0	11	0	11
Broker/other	0	0	338	338
Total mortgage- and asset-backed securities	0	693	338	1,031
Public utilities:
Third party pricing vendor	0	5,169	0	5,169
DCF pricing model	0	2,908	420	3,328
Total public utilities	0	8,077	420	8,497
Sovereign and supranational:
Third party pricing vendor	0	540	0	540
DCF pricing model	0	619	418	1,037
Broker/other	0	495	0	495
Total sovereign and supranational	0	1,654	418	2,072
Banks/financial institutions:
Third party pricing vendor	0	4,257	0	4,257
DCF pricing model	0	2,136	444	2,580
Broker/other	0	217	580	797
Total banks/financial institutions	0	6,610	1,024	7,634
Other corporate:
Third party pricing vendor	0	18,093	0	18,093
DCF pricing model	0	4,747	575	5,322
Broker/other	0	1	411	412
Total other corporate	0	22,841	986	23,827
Total fixed maturities	12,265	41,802	3,186	57,253
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	283	0	283
DCF pricing model	0	3,452	215	3,667
Total banks/financial institutions	0	3,735	215	3,950

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Other corporate:
DCF pricing model	0	352	0	352
Total other corporate	0	352	0	352
Total perpetual securities	0	4,087	215	4,302
Equity securities:
Third party pricing vendor	13	0	0	13
DCF pricing model	0	6	0	6
Broker/other	0	0	4	4
Total equity securities	13	6	4	23
Total securities available for sale	$12,278	$45,895	$3,405	$61,578

	2012
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$32,332	$0	$0	$32,332
Total government and agencies	32,332	0	0	32,332
Municipalities:
Third party pricing vendor	0	464	0	464
DCF pricing model	0	56	0	56
Total municipalities	0	520	0	520
Mortgage- and asset-backed securities:
Third party pricing vendor	0	30	0	30
Broker/other	0	0	64	64
Total mortgage- and asset-backed securities	0	30	64	94
Public utilities:
Third party pricing vendor	0	58	0	58
DCF pricing model	0	4,993	0	4,993
Total public utilities	0	5,051	0	5,051
Sovereign and supranational:
Third party pricing vendor	0	370	0	370
DCF pricing model	0	2,947	0	2,947
Total sovereign and supranational	0	3,317	0	3,317
Banks/financial institutions:
Third party pricing vendor	0	254	0	254
DCF pricing model	0	8,737	0	8,737
Total banks/financial institutions	0	8,991	0	8,991
Other corporate:
Third party pricing vendor	0	122	0	122
DCF pricing model	0	4,414	0	4,414
Total other corporate	0	4,536	0	4,536
Total securities held to maturity	$32,332	$22,445	$64	$54,841

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

Obligation to Japanese policyholder protection corporation

The fair value of the obligation to the Japanese policyholder protection corporation classified as Level 3 is our estimated share of the industry's obligation calculated on a pro rata basis by projecting our percentage of the industry's premiums and reserves and applying that percentage to the total industry obligation payable in future years. We consider our inputs for this valuation to be unobservable. As of December 31, 2013, we did not have an accrued obligation to the Japanese policyholder protection corporation.

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3 as of December 31.

2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(8)	84	29	105
Unrealized gains (losses) included in other comprehensive income (loss)	(72)	(20)	0	(4)	0	3	(1)	0	(11)	0	(105)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	(20)	0	33	(387)
Settlements	(13)	0	0	0	0	0	0	0	0	0	(13)
Transfers into Level 3(2)	125	0	0	0	0	49	0	0	0	0	174
Transfers out of Level 3(3)	(9)	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,625)
Balance, end of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(8)	$84	$29	$105
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

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. The most significant transfer out of Level 3 into Level 2 during the twelve-month period ended December 31, 2013 related to our callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Under our previous valuation approach, we used historical foreign exchange volatility as an input for valuing these investments. Given the importance of this input to the overall valuation of these RDCs and the determination of this input to be unobservable, we made the decision at December 31, 2011 to move these holdings to Level 3 of the fair value hierarchy. During the first quarter of 2013, we implemented a new valuation methodology for these securities that relies on comparable securities in the market, the observable forward foreign exchange curve and other market inputs. Given that the significant inputs to the valuation of these items are now based on observable data, in the first quarter of 2013, we transferred these bonds from Level 3 to Level 2 of the fair value hierarchy.

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

There were no transfers between Level 1 and 2 for the years ended December 31, 2013 and 2012.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives for the years ended December 31. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$369	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	52	Consensus pricing	Offered quotes	N/A	(e)
Equity securities	3	Net asset value	Offered quotes	$1-$774 ($7)
Other assets:
Foreign currency swaps	30	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			CDS spreads	16 - 141 bps
			Foreign exchange rates	21.16%	(d)
	9	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			CDS spreads	17 - 149 bps
	65	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			Foreign exchange rates	21.16%	(d)
Credit default swaps	1	Discounted cash flow	Base correlation	65% - 76% (72%)	(a)
			CDS spreads	65 - 106 (92) bps
			Recovery rate	37.00%
Interest rate swaps	1	Discounted cash flow	Base correlation	65% - 76% (72%)	(a)
			CDS spreads	65 - 106 (92) bps
			Recovery rate	37.00%
Total assets	$553
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

2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$99	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			CDS spreads	16 - 141 bps
			Foreign exchange rates	21.16%	(d)
	24	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			CDS spreads	11 - 189 bps
	80	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			Foreign exchange rates	21.16%	(d)
Credit default swaps	4	Discounted cash flow	Base correlations	65% - 76% (72%)	(a)
			CDS spreads	65 - 106 (92) bps
			Recovery rate	37.00%
Total liabilities	$207
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

2012
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$118	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			CDS spreads	22 - 141 bps
			Foreign exchange rates	20.65%	(d)
	60	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			CDS spreads	25 - 186 bps
	151	Discounted cash flow	Interest rates (USD)	1.84% - 2.84%	(b)
			Interest rates (JPY)	.84% - 2.05%	(c)
			Foreign exchange rates	20.65%	(d)
Credit default swaps	67	Discounted cash flow	Base correlations	49% - 50%	(a)
			CDS spreads	91 - 152 bps
			Recovery rate	37.00%
Interest rate swaps	3	Discounted cash flow	Base correlation	49% - 50%	(a)
			CDS spreads	91 - 152 bps
			Recovery rate	37.00%
Total liabilities	$399
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

Annualized Historical Foreign Exchange Volatility

We own a portfolio of callable RDCs. RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Our use of historical foreign exchange volatility as an input for valuing these investments could result in a significant increase or decrease in fair value measurement, given the importance of this input to the overall valuation. Prior to the first quarter of 2013, historical volatility was an unobservable input in the determination of fair value of public utilities, sovereign and supranational, certain banks/financial institutions, and certain other corporate investments. As of the first quarter of 2013, we are no longer using this input in the valuation of these securities due to a change in valuation methodology as discussed previously.

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

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
As discussed in Note 1, effective January 1, 2012 we retrospectively adopted amended accounting guidance on accounting for costs associated with acquiring or renewing insurance contracts. As a result, amounts prior to 2012 have been adjusted for the adoption of this new accounting guidance for deferred policy acquisition costs.

Consolidated policy acquisition costs deferred during the year were $1.4 billion in 2013, compared with $1.7 billion in 2012 and $1.6 billion in 2011. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2013		2012
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$6,801	$2,857	$7,102	$2,687
Capitalization	893	555	1,177	570
Amortization	(641)	(433)	(716)	(400)
Foreign currency translation and other	(1,234)	0	(762)	0
Balance, end of year	$5,819	$2,979	$6,801	$2,857
Commissions deferred as a percentage of total acquisition costs deferred were 81% in 2013, compared with 84% in 2012 and 82% in 2011.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 51% in 2013 and 2012 and 49% in 2011. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2013	2012	2011
Advertising expense:
Aflac Japan	$112	$127	$128
Aflac U.S.	128	127	130
Total advertising expense	$240	$254	$258

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2013	2012	2011
Depreciation expense	$56	$60	$59
Other amortization expense	13	7	5
Total depreciation and other amortization expense	$69	$67	$64

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2013	2012	2011
Lease and rental expense:
Aflac Japan	$55	$71	$73
Aflac U.S.	10	9	8
Other	1	1	1
Total lease and rental expense	$66	$81	$82

Advertising, lease and rental expense decreased for Aflac Japan in 2013 due to the weakening of the yen relative to the U.S. dollar.

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 77%, 4%, 12% and 7% of total policy liabilities at December 31, 2013, respectively. We regularly review the adequacy of our policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
(In millions)	Policy Issue Year	2013	2012	Year of Issue	In 20 Years
Health insurance:
Japan:	2002 - 2013	$3,370	$2,518	1.25 - 2.5%	1.25 - 2.5%
	1974 - 2013	3,889	4,624	2.7 - 2.75	2.25 - 2.75
	1998 - 2013	11,763	13,685	3.0	3.0
	1997 - 1999	2,842	3,482	3.5	3.5
	1994 - 1996	3,483	4,261	4.0 - 4.5	4.0 - 4.5
	1987 - 1994	16,727	20,635	5.5	5.5
	1985 - 1991	2,262	2,824	5.25 - 6.75	5.25 - 5.5
	1978 - 1984	2,699	3,416	6.5	5.5

U.S.:	2013	124	0	3.0 - 3.5	3.0 - 3.5
	2012	221	127	3.75	3.75
	2011	243	202	4.75	4.75
	2005 - 2010	2,897	2,775	5.5	5.5
	1988 - 2004	725	748	8.0	6.0
	1986 - 2004	1,301	1,317	6.0	6.0
	1981 - 1986	190	198	6.5 - 7.0	5.5 - 6.5
	1998 - 2004	1,237	1,200	7.0	7.0
	Other	22	23

Life insurance:
Japan:	2013	59	0	1.5 - 1.75	1.5 - 1.75
	2001 - 2013	3,009	2,238	1.65 - 1.85	1.65 - 1.85
	2011 - 2013	1,584	733	2.0	2.0
	2009 - 2011	1,648	1,374	2.25	2.25
	2005 - 2011	1,211	1,231	2.5	2.5
	1985 - 2006	2,303	2,791	2.7	2.25
	2007 - 2011	1,025	1,049	2.75	2.75
	1999 - 2011	2,164	2,547	3.0	3.0
	1996 - 2009	721	872	3.5	3.5
	1994 - 1996	1,021	1,250	4.0 - 4.5	4.0 - 4.5

U.S.:	1956 - 2013	396	343	4.0 - 6.0	4.0 - 6.0
Total		$69,136	$76,463

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.9% in 2013, compared with 4.0% in 2012 and 2011; and for U.S. policies, 5.8% in 2013, compared with 6.0% in 2012 and 2011.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2013	2012	2011
Unpaid supplemental health claims, beginning of year	$3,781	$3,749	$3,524
Less reinsurance recoverables	10	0	0
Net balance, beginning of year	3,771	3,749	3,524
Add claims incurred during the year related to:
Current year	7,215	8,013	7,703
Prior years	(236)	(173)	(256)
Total incurred	6,979	7,840	7,447
Less claims paid during the year on claims incurred during:
Current year	4,834	5,453	5,401
Prior years	1,931	2,082	1,944
Total paid	6,765	7,535	7,345
Effect of foreign exchange rate changes on unpaid claims	(457)	(283)	123
Net balance, end of year	3,528	3,771	3,749
Add reinsurance recoverables	9	10	0
Unpaid supplemental health claims, end of year	3,537	3,781	3,749
Unpaid life claims, end of year	226	253	232
Total liability for unpaid policy claims	$3,763	$4,034	$3,981

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability. This favorable development is primarily in our lines of business in Japan.

On January 1, 2013, discounted advanced premiums were reclassified, retrospectively, from the other policyholders' funds line item to the unearned premiums line item in our balance sheet. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. As of December 31, 2013 and 2012, unearned premiums consisted primarily of discounted advance premiums on deposit. These advanced premiums represented 82% of the December 31, 2013 and 2012 unearned premiums balances, respectively.

8. REINSURANCE

Effective as of September 30, 2013, we entered into a coinsurance reinsurance transaction whereby we ceded 33.3% of the hospital benefit of one of Aflac Japan's closed medical in-force blocks of business. We recorded the gain related to the transaction as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The deferred profit liability of $607 million, as of December 31, 2013, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet and totaled $612 million as of December 31, 2013.

The following table outlines the effect of reinsurance on premiums written and earned and on benefits and claims for the year ended December 31.

(In millions)	2013
Direct premium income	$20,211
Reinsurance ceded	(76)
Net premium income	$20,135

Direct benefits and claims	$13,880
Ceded benefits and change in reserves for future benefits	(67)
Benefits and claims, net	$13,813

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.
9. NOTES PAYABLE
A summary of notes payable as of December 31 follows:

(In millions)	2013		2012
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	655	(1)	657	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	349	(2)	349	(2)
3.625% senior notes due June 2023	700		0
6.90% senior notes due December 2039	396	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	76		92
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	272		331
1.84% notes due July 2016 (principal amount 15.8 billion yen)	150		182
Variable interest rate notes due July 2014 (1.30% in 2013 and 1.34% in 2012, principal amount 5.5 billion yen)	52		64
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	95		116
3.00% loan due August 2015 (principal amount 5 billion yen)	48		58
Capitalized lease obligations payable through 2022	6		9
Total notes payable	$4,897		$4,352
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a ten-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. We entered into cross-currency interest rate swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $700 million liability into a 69.8 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.50% in yen.

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

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semiannually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semiannually, and has a 10-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. We entered into cross-currency interest rate swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen. In July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original first series of senior notes issued in February 2012. These notes have a five-year maturity and a fixed rate of 2.65% per annum, payable semiannually.

In July 2011, the Parent Company issued three series of Samurai notes totaling 50 billion yen through a public debt offering. The first series, which totaled 28.7 billion yen, bears interest at a fixed rate of 1.47% per annum, payable semiannually, and has a three-year maturity. The second series, which totaled 15.8 billion yen, bears interest at a fixed rate of 1.84% per annum, payable semiannually, and has a five-year maturity. The third series, which totaled 5.5 billion yen, bears interest at a variable rate of three-month yen LIBOR plus a spread, payable quarterly, and has a three-year maturity. We have entered into an interest rate swap related to the 5.5 billion yen variable interest rate notes to swap the variable interest rate to a fixed interest rate of 1.475% (see Note 4). These Samurai notes are not available to U.S. persons.

In 2010 and 2009, we issued senior notes through U.S. public debt offerings; the details of these notes are as follows. In August 2010, we issued $450 million and $300 million of senior notes that have 30-year and five-year maturities, respectively. In December 2009, we issued $400 million of senior notes that have a 30-year maturity. In May 2009, we issued $850 million of senior notes that have a 10-year maturity. These senior notes pay interest semiannually and are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i)

the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.

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

In June 2007, the Parent Company issued yen-denominated Samurai notes totaling 30 billion yen. These Samurai notes had a five-year maturity, paid interest semiannually, could only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and were not available to U.S. persons. During 2009, we extinguished 3.4 billion yen (par value) of these Samurai notes by buying the notes on the open market at a cost of 2.5 billion yen, yielding a gain of .9 billion yen. In June 2012, we paid $337 million to redeem the remaining 26.6 billion yen of our Samurai notes upon their maturity.

For our yen-denominated notes and loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated the majority of our yen-denominated notes payable as a nonderivative hedge of the foreign currency exposure of our investment in Aflac Japan. We have also designated the interest rate swap on our variable interest rate Samurai notes as a hedge of the variability in our interest cash flows associated with these notes.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2013, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2014	$324	$2	$326
2015	443	2	445
2016	226	1	227
2017	650	1	651
2018	0	0	0
Thereafter	3,250	0	3,250
Total	$4,893	$6	$4,899
In March 2013, we terminated our senior unsecured revolving credit facility that was due to expire in June 2013, and the Parent Company and Aflac entered into a 5-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of December 31, 2013, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at December 31, 2013. No events of default or defaults occurred during 2013 and 2012.

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2013:
Current	$934	$302	$1,236
Deferred	299	123	422
Total income tax expense	$1,233	$425	$1,658
2012:
Current	$513	$303	$816
Deferred	950	(330)	620
Total income tax expense	$1,463	$(27)	$1,436
2011:
Current	$358	$533	$891
Deferred	(301)	423	122
Total income tax expense	$57	$956	$1,013
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

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

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2013	2012	2011
Income taxes based on U.S. statutory rates	$1,685	$1,506	$1,032
Utilization of foreign tax credit	(37)	(53)	(36)
Nondeductible expenses	6	8	10
Other, net	4	(25)	7
Income tax expense	$1,658	$1,436	$1,013
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2013	2012	2011
Statements of earnings	$1,658	$1,436	$1,013
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	253	363	(185)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(904)	904	1,016
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	19	(174)	(404)
Unrealized gains (losses) on derivatives during period	(4)	(8)	(12)
Pension liability adjustment during period	55	(7)	(23)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	(581)	1,078	392
Additional paid-in capital (exercise of stock options)	(8)	(12)	(7)
Total income taxes	$1,069	$2,502	$1,398
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

The tax effect on other comprehensive income (loss) shown in the table above included a deferred income tax expense of $614 million in 2013 and $492 million in 2012, compared with a deferred income tax benefit of $152 million in 2011, related to certain dollar-denominated investments that Aflac Japan maintained on behalf of Aflac U.S. As discussed in Note 1, prior to October 1, 2013, there was no translation adjustment to record in pretax other comprehensive income for the portfolio when the yen/dollar exchange rate changed, however deferred tax expense or benefit associated with the foreign exchange translation gains or losses on these dollar-denominated investments is recognized in total income tax expense on other comprehensive income until the securities mature or are sold. Excluding the tax amounts for these dollar-denominated investments from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 31% in 2013, 32% in 2012, and 34% in 2011.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2013	2012
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,484	$2,731
Unrealized gains on investment securities	1,034	1,522
Policyholder protection corporation obligation	15	10
Difference in tax basis of investment in Aflac Japan	188	288
Premiums receivable	153	164
Policy benefit reserves	1,859	1,995
Total deferred income tax liabilities	5,733	6,710
Deferred income tax assets:
Depreciation	85	124
Other basis differences in investment securities	1,629	1,471
Unfunded retirement benefits	42	45
Other accrued expenses	65	60
Policy and contract claims	73	67
Unrealized exchange loss on yen-denominated notes payable	41	36
Deferred compensation	149	203
Capital loss carryforwards	502	716
Other	383	438
Total deferred income tax assets	2,969	3,160
Net deferred income tax liability	2,764	3,550
Current income tax liability	954	308
Total income tax liability	$3,718	$3,858
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were non-life operating loss carryforwards of $50 million and $54 million expiring in 2031 and 2032, respectively, and no tax credit carryforwards available at December 31, 2013. The Company has capital loss carryforwards of $1.4 billion available to offset capital gains, of which $123 million expires in 2015 and $1.3 billion expires in 2016.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal income tax returns for years before 2010 are no longer subject to examination. In Japan, the National Tax Agency (NTA) has completed exams through tax year 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2013		2012
Balance, beginning of year	$21	(1)	$31	(1)
Additions for tax positions of prior years	7		7
Settlements	0		(3)
Reductions for tax positions of prior years	0		(14)
Balance, end of year	$28	(1)	$21	(1)
(1)Amounts do not include tax deductions of $10 at December 31, 2013, $7 at December 31, 2012, and $10 at January 1, 2012.

Included in the balance of the liability for unrecognized tax benefits at December 31, 2013, are $28 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $21 million at December 31, 2012. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $3 million as of December 31, 2013, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $4 million in interest and penalties in 2013, compared with $7 million in 2012 and $5 million in 2011. The Company has accrued approximately $16 million for the payment of interest and penalties as of December 31, 2013, compared with $12 million a year ago.

As of December 31, 2013, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.	SHAREHOLDERS' EQUITY
The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2013	2012	2011
Common stock - issued:
Balance, beginning of period	665,239	663,639	662,660
Exercise of stock options and issuance of restricted shares	1,807	1,600	979
Balance, end of period	667,046	665,239	663,639
Treasury stock:
Balance, beginning of period	197,453	197,329	192,999
Purchases of treasury stock:
Open market	13,212	1,948	6,000
Other	222	360	182
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,365)	(1,670)	(1,690)
Exercise of stock options	(1,734)	(387)	(88)
Other	(155)	(127)	(74)
Balance, end of period	207,633	197,453	197,329
Shares outstanding, end of period	459,413	467,786	466,310
Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic earnings per share (EPS). The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2013	2012	2011
Anti-dilutive share-based awards	2,198	5,880	6,145
The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2013	2012	2011
Weighted-average outstanding shares used for calculating basic EPS	464,502	466,868	466,519
Dilutive effect of share-based awards	2,906	2,419	2,851
Weighted-average outstanding shares used for calculating diluted EPS	467,408	469,287	469,370

Share Repurchase Program: During 2013, we purchased 13.2 million shares of our common stock in the open market, compared with 1.9 million shares in 2012 and 6.0 million shares in 2011.

In November 2013, our board of directors authorized the purchase of an additional 40 million shares of our common stock. As of December 31, 2013, a remaining balance of 49.2 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.
Reclassifications from Accumulated Other Comprehensive Income
The table below is a reconciliation of accumulated other comprehensive income by component for the year ended December 31.
Changes in Accumulated Other Comprehensive Income

2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(1,833)	(1,499)	(7)	92	(3,247)
Amounts reclassified from accumulated other comprehensive income	(5)	(36)	0	10	(31)
Net current-period other comprehensive income	(1,838)	(1,535)	(7)	102	(3,278)
Balance, end of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
All amounts in the table above are net of tax. Amounts in parentheses indicate debits.
The table below summarizes the amounts reclassified from each component of accumulated other comprehensive income based on source for the year ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income(1)	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$7	Sales and redemptions
	(2)	Tax (expense) or benefit(2)
	$5	Net of tax
Unrealized gains (losses) on available-for-sale securities	$255	Sales and redemptions
	(199)	Other-than-temporary impairment losses realized
	56	Total before tax
	(20)	Tax (expense) or benefit(2)
	$36	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(19)	Acquisition and operating expenses(3)
Prior service cost	4	Acquisition and operating expenses(3)
	5	Tax (expense) or benefit(2)
	$(10)	Net of tax
Total reclassifications for the period	$31	Net of tax
(1)Amounts in parentheses indicate debits.
(2) Based on 35% tax rate
(3) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 14 for additional details).

12. SHARE-BASED COMPENSATION
As of December 31, 2013, the Company has outstanding share-based awards under two long-term incentive compensation plans.
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
The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2013, approximately 12.4 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2013	2012	2011
Impact on earnings from continuing operations	$37	$37	$39
Impact on earnings before income taxes	37	37	39
Impact on net earnings	25	26	27
Impact on net earnings per share:
Basic	$.05	$.06	$.06
Diluted	.05	.06	.06

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $14.25 per share for 2013, compared with $16.84 for 2012 and $17.02 in 2011. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2013	2012	2011
Expected term (years)	6.6	6.5	6.9
Expected volatility	34.0%	38.0%	30.0%
Annual forfeiture rate	1.6	1.6	1.6
Risk-free interest rate	1.8	2.1	3.4
Dividend yield	2.6	1.3	1.3

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2010	14,506	$41.06
Granted in 2011	1,216	52.32
Canceled in 2011	(151)	41.43
Exercised in 2011	(1,008)	30.00
Outstanding at December 31, 2011	14,563	42.76
Granted in 2012	784	47.25
Canceled in 2012	(134)	48.59
Exercised in 2012	(2,476)	32.27
Outstanding at December 31, 2012	12,737	45.00
Granted in 2013	703	52.86
Canceled in 2013	(179)	44.79
Exercised in 2013	(3,281)	40.52
Outstanding at December 31, 2013	9,980	$47.03

(In thousands of shares)	2013	2012	2011
Shares exercisable, end of year	8,042	10,635	11,246

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99	-	$40.23	2,053	4.3	$32.69	2,017	$32.61
40.30	-	47.06	2,655	4.0	44.39	2,336	44.42
47.23	-	49.50	2,189	5.1	48.15	1,368	47.62
49.57	-	61.81	2,848	5.5	57.56	2,225	57.83
61.84	-	67.67	235	7.5	64.05	96	65.09
$14.99	-	$67.67	9,980	4.8	$47.03	8,042	$45.96

The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $66.80 as of December 31, 2013, for those awards that have an exercise price currently below the closing price. As of December 31, 2013, the aggregate intrinsic value of stock options outstanding was $197 million, with a weighted-average remaining term of 4.8 years. The aggregate intrinsic value of stock options exercisable at that same date was $168 million, with a weighted-average remaining term of 4.0 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2013	2012	2011
Total intrinsic value of options exercised	$66	$41	$23
Cash received from options exercised	113	35	18
Tax benefit realized as a result of options exercised and restricted stock releases	30	24	14

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2010	1,274	$40.26
Granted in 2011	405	56.22
Canceled in 2011	(35)	42.44
Vested in 2011	(294)	59.02
Restricted stock at December 31, 2011	1,350	40.92
Granted in 2012	637	48.18
Canceled in 2012	(56)	48.22
Vested in 2012	(568)	26.13
Restricted stock at December 31, 2012	1,363	50.19
Granted in 2013	782	52.77
Canceled in 2013	(56)	48.63
Vested in 2013	(418)	47.49
Restricted stock at December 31, 2013	1,671	$52.12

As of December 31, 2013, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $42 million, of which $23 million (887 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

13. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
Our insurance subsidiaries are required to report their results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

Aflac, the Company's most significant insurance subsidiary, reports statutory financial statements that are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NEDOI). The NEDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under Nebraska insurance law. The National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual (SAP) has been adopted by the state of Nebraska as a component of those prescribed or permitted practices. Additionally, the Director of the NEDOI has the right to permit other specific practices which deviate from prescribed practices. Aflac has been given explicit permission by the Director of the NEDOI for two such permitted practices. These permitted practices, which do not impact the calculation of net income on a statutory basis or prevent the triggering of a regulatory event in the Company's risk-based capital calculation, are as follows:

•
Aflac has reported as admitted assets the refundable lease deposits on the leases of commercial office space which house Aflac Japan's sales operations. These lease deposits are unique and part of the ordinary course of doing business in the country of Japan; these assets would be non-admitted under SAP.

•
Aflac utilized book value accounting for certain guaranteed separate account funding agreements instead of fair value accounting as required by SAP.  The underlying separate account assets had an unrealized gain of $35 million as of December 31, 2013, compared with an unrealized gain of $46 million as of December 31, 2012.

A reconciliation of Aflac's capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2013	2012
Capital and surplus, Nebraska state basis	$9,630	$8,892
State Permitted Practice:
Refundable lease deposits – Japan	(41)	(49)
Separate Account Funding Agreements	35	46
Capital and surplus, NAIC basis	$9,624	$8,889
As of December 31, 2013, Aflac's capital and surplus significantly exceeded the required company action level capital and surplus of $1.3 billion. As determined on a U.S. statutory accounting basis, Aflac's net income was $2.4 billion in 2013, $2.3 billion in 2012 and $444 million in 2011.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of the Japan branch, based on Japanese regulatory accounting practices, was $4.2 billion at December 31, 2013, compared with $3.9 billion at December 31, 2012. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held to maturity is different; policyholder protection corporation obligations are not accrued; premium income is recognized on a cash basis; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as “policy reserve matching bonds,” or “PRM.”

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2014 in excess of $2.4 billion would require such approval. Aflac declared dividends of $962 million during 2013.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2013	2012	2011	2013	2012	2011
Profit repatriation	$771	$422	$143	76.8	33.1	11.0

We had entered into foreign exchange forwards and options as part of an economic hedge on 65.0 billion yen of the 2013 repatriation, resulting in $24 million of additional funds received when the yen was exchanged into dollars in July 2013. As of December 31, 2013, we had foreign exchange forwards and options as part of a hedging strategy on 47.5 billion yen of the profit repatriation expected to be received in July 2014. In January 2014, we restructured this hedging strategy with a new 52.5 billion yen foreign exchange forward contract.

14. BENEFIT PLANS
Pension and Other Postretirement Plans
We have funded defined benefit plans in Japan and the United States, which cover substantially all of our full-time employees. Additionally, we maintain non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees. Effective October 1, 2013, the U.S. defined benefit plan was frozen to new employees hired on or after October 1, 2013 and to employees rehired on or after October 1, 2013. During the fourth quarter of 2013, active participants in the U.S. defined benefit plan were given the option to exit the benefit plan and receive a nonelective 401(k) contribution. The active participants who selected this opt out election had an immaterial impact on our accumulated benefit obligation. For further information see the 401(k) plan section below.

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

On October 1, 2013, a change was made to postretirement medical benefits to limit the eligibility for the benefits beginning January 1, 2014 to include the following: (1) active employees who have met the rule of 80; (2) active employees who are age 55 or older and have met the 15 years of service requirement; (3) active employees who will meet the rule of 80 in the next five; (4) active employees who will be age 55 or older and who will meet the 15 years of service requirement with the next five; and (5) current retirees. Effective October 1, 2013, this change was accounted for as a negative plan amendment and resulted in a reduction to the postretirement benefit obligation of $51 million, with an offset to accumulated other comprehensive income (AOCI). This reduction will be amortized as a reduction to net periodic benefit cost over three years beginning in the fourth quarter of 2013. The postretirement plan obligation was remeasured using a discount rate of 4.75% as of October 1, 2013.

Information with respect to our benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2013	2012	2013	2012	2013		2012
Projected benefit obligation:
Benefit obligation, beginning of year	$313	$329	$613	$525	$98		$83
Service cost	16	18	22	18	5		6
Interest cost	10	7	23	24	3		4
Plan amendments	0	0	(4)	0	(51)		2
Actuarial (gain) loss	(3)	3	(37)	60	(7)		5
Benefits and expenses paid	(8)	(8)	(16)	(14)	(2)		(2)
Effect of foreign exchange rate changes	(58)	(36)	0	0	0		0
Benefit obligation, end of year	270	313	601	613	46		98

Plan assets:
Fair value of plan assets, beginning of year	187	171	261	224	0		0
Actual return on plan assets	13	17	39	31	0		0
Employer contributions	26	27	29	20	2		2
Benefits and expenses paid	(8)	(8)	(16)	(14)	(2)		(2)
Effect of foreign exchange rate changes	(36)	(20)	0	0	0		0
Fair value of plan assets, end of year	182	187	313	261	0		0
Funded status of the plans(1)	$(88)	$(126)	$(288)	$(352)	$(46)		$(98)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$33	$57	$111	$185	$25		$34
Prior service (credit) cost	(2)	(3)	(4)	0	(45)		2
Transition obligation	1	1	0	0	0		0
Total included in accumulated other comprehensive income	$32	$55	$107	$185	$(20)		$36
Accumulated benefit obligation	$239	$276	$514	$516	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2013		2012		2011		2013		2012		2011		2013		2012		2011
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	2.25%		2.25%		2.25%		4.25%		4.75%		5.50%		4.25%		4.75%		5.50%
Discount rate - benefit obligations	2.25		2.25		2.25		4.75		4.25		4.75		4.75		4.25		4.75
Expected long-term return on plan assets	2.00		2.50		2.50		7.50		7.50		7.50		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	6.40	(2)	5.70	(2)	7.30	(2)
(1) Not applicable
(2)For the years 2013, 2012 and 2011, the health care cost trend rates are expected to trend down to 4.6% in 78 years, 4.7% in
79 years, and 4.2% in 75 years, respectively.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2013:

(In millions)
One percentage point increase:
Increase in total service and interest costs	$0
Increase in postretirement benefit obligation	3

One percentage point decrease:
Decrease in total service and interest costs	$0
Decrease in postretirement benefit obligation	3
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statements of earnings for the years ended December 31, included the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$16	$18	$17	$22	$18	$14	$5	$6	$4
Interest cost	10	7	12	23	24	28	3	4	3
Expected return on plan assets	(3)	(4)	(4)	(17)	(16)	(14)	0	0	0
Amortization of net actuarial loss	2	3	3	15	11	6	2	1	1
Amortization of prior service cost	0	0	0	0	0	0	(4)	0	0
Net periodic (benefit) cost	$25	$24	$28	$43	$37	$34	$6	$11	$8

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net actuarial loss (gain)	$(14)	$(10)	$5	$(59)	$45	$57	$(7)	$5	$10
Amortization of net actuarial loss	(2)	(3)	(3)	(15)	(11)	(6)	(2)	(1)	(1)
Prior service cost (credit)	0	0	0	(4)	(1)	0	(51)	2	0
Amortization of prior service cost	0	0	0	0	0	0	4	0	0
Total	$(16)	$(13)	$2	$(78)	$33	$51	$(56)	$6	$9

Prior service credits of $51 million were incurred in 2013 for the plan amendment related to the change in eligibility for postretirement medical benefits mentioned above. No transition obligations arose during 2013, and the transition obligations amortized to expense were immaterial for the years ended December 31, 2013, 2012 and 2011. Amortization of actuarial losses to expense in 2014 is estimated to be $1 million for the Japanese plans, $10 million for the U.S. plans and $3 million for the other postretirement benefits plan. Amortization of prior service credits in 2014 is estimated to be $17 million for the other postretirement benefits plan due to the negative plan amendment in 2013. The amortization of prior service costs and credits for other plans and transition obligations for all plans is expected to be negligible.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2014	$10	$21	$2
2015	8	22	2
2016	7	23	3
2017	10	30	3
2018	8	31	4
2019-2023	66	184	22

Funding

We plan to make contributions of $22 million to the Japanese funded defined benefit plan and $10 million to the U.S. funded defined benefit plan in 2014. The funding policy for our non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for our funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2013 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	0%	43%
International equities	15	22
Fixed income securities	59	35
Mutual funds	11	0
Other	15	0
Total	100%	100%

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2013	2012
Japan pension plan assets:
Equities:
Japanese equity securities	$0	$15
International equity securities	34	42
Fixed income securities:
Japanese bonds	60	62
International bonds	43	44
Mutual funds	21	0
Insurance contracts	24	24
Total	$182	$187

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2013	2012
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$110	$87
Mid cap equity funds	19	16
Real estate equity funds	9	8
International equity funds	68	59
Fixed income bond funds	103	88
Aflac Incorporated common stock	4	3
Total	$313	$261

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

401(k) Plan

The Company sponsors a 401(k) plan in which we match a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2013, 2012, and 2011, provided matching contributions by the Company of 50% of each employee's contributions which were not in excess of 6% of the employee's annual cash compensation. The matching contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $5 million in 2013, $5 million in 2012 and $4 million in 2011. The plan trustee held approximately two million shares of our common stock for plan participants at December 31, 2013.

Beginning on January 1, 2014, the Company will provide a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who elected to opt out of the future benefits of the U.S. defined benefit plan during the election period provided during the fourth quarter of 2013 and for new U.S. employees who started working for the Company after September 30, 2013.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $38 million in 2013 and 2012, compared with $35 million in 2011.
15. COMMITMENTS AND CONTINGENT LIABILITIES
We have three outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of 8.8 billion yen ($84 million using the December 31, 2013, exchange rate). The second agreement provides distributed mid-range server computer operations and support for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of 7.4 billion yen ($71 million using the December 31, 2013, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of four years and an aggregate remaining cost of 6.5 billion yen ($62 million using the December 31, 2013, exchange rate).

We have an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of four years with an aggregate remaining cost of 5.4 billion yen ($51 million using the December 31, 2013, exchange rate).

We have an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of three years with an aggregate remaining cost of 3.9 billion yen ($37 million using the December 31, 2013, exchange rate).

We lease office space and equipment under agreements that expire in various years through 2019. Future minimum lease payments due under non-cancelable operating leases at December 31, 2013, were as follows:

(In millions)
2014	$51
2015	37
2016	16
2017	12
2018	4
Thereafter	1
Total future minimum lease payments	$121

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

(In millions, except for per-share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net premium income	$5,184	$5,013	$5,028	$4,910
Net investment income	833	813	821	826
Realized investment gains (losses)	156	201	22	20
Other income	35	17	15	45
Total revenues	6,208	6,044	5,886	5,801
Total benefits and expenses, net	4,847	4,686	4,817	4,773
Earnings before income taxes	1,361	1,358	1,069	1,028
Total income tax	469	469	367	353
Net earnings	$892	$889	$702	$675
Net earnings per basic share	$1.91	$1.91	$1.51	$1.46
Net earnings per diluted share	1.90	1.90	1.50	1.45
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Premium income	$5,378	$5,467	$5,660	$5,643
Net investment income	882	845	869	876
Realized investment gains (losses)	(45)	(418)	286	(171)
Other income	25	8	32	27
Total revenues	6,240	5,902	6,847	6,375
Total benefits and expenses	5,038	5,161	5,367	5,495
Earnings before income taxes	1,202	741	1,480	880
Total income tax	417	258	463	299
Net earnings	$785	$483	$1,017	$581
Net earnings per basic share	$1.68	$1.04	$2.17	$1.24
Net earnings per diluted share	1.68	1.03	2.16	1.24
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2013 and 2012.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 20, 2014, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

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
Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2013 Summary Compensation Table; 2013 Grants of Plan-Based Awards; 2013 Outstanding Equity Awards at Fiscal Year-End; 2013 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and The Audit Committee

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		79
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2013		81
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2013		82
		Consolidated Balance Sheets as of December 31, 2013 and 2012		83
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2013		85
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013		86
		Notes to the Consolidated Financial Statements		87
		Unaudited Consolidated Quarterly Financial Data		161

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		169
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013	170
		Schedule III -	Supplementary Insurance Information as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013	176
		Schedule IV-	Reinsurance for each of the years in the three-year period ended December 31, 2013	177

	3.	EXHIBIT INDEX

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

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-176178 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-181089 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 27, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 27, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 27, 2014, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
	101.INS	-	XBRL Instance Document.(2)
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 - option 3
(2)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

Under date of February 27, 2014, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

Atlanta, Georgia
February 27, 2014

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2013	2012	2011
Revenues:
Dividends from subsidiaries(1)	$962	$0	$282
Management and service fees from subsidiaries(1)	292	249	230
Net investment income	11	20	10
Interest from subsidiaries(1)	7	7	8
Realized investment gains (losses)	10	1	(1)
Change in fair value of the cross-currency interest rate swaps	274	154	0
Other income (loss)	1	(7)	1
Total revenues	1,557	424	530
Operating expenses:
Interest expense	208	184	168
Other operating expenses	79	72	69
Total operating expenses	287	256	237
Earnings before income taxes and equity in undistributed earnings of subsidiaries	1,270	168	293
Income tax expense (benefit):
Current	0	1	0
Deferred	98	50	(2)
Total income taxes	98	51	(2)
Earnings before equity in undistributed earnings of subsidiaries	1,172	117	295
Equity in undistributed earnings of subsidiaries(1)	1,986	2,749	1,642
Net earnings	$3,158	$2,866	$1,937
(1)Eliminated in consolidation
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2013	2012	2011
Net earnings	$3,158	$2,866	$1,937
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during period - parent only	48	95	(54)
Equity in unrealized foreign currency translation gains (losses) of subsidiaries during period	(1,636)	(382)	36
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period - parent only	(12)	15	11
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries during period	(2,350)	1,645	555
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	(56)	497	1,154
Unrealized gains (losses) on derivatives during period	(10)	(22)	(33)
Pension liability adjustment during period	157	(20)	(65)
Total other comprehensive income (loss) before income taxes	(3,859)	1,828	1,604
Income tax expense (benefit) related to items of other comprehensive income (loss)	(581)	1,078	392
Other comprehensive income (loss), net of income taxes	(3,278)	750	1,212
Total comprehensive income (loss)	$(120)	$3,616	$3,149
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2013	2012
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $322 in 2013 and $131 in 2012)	$332	$156
Investments in subsidiaries(1)	17,678	19,001
Other investments	313	14
Cash and cash equivalents	1,081	830
Total investments and cash	19,404	20,001
Due from subsidiaries(1)	128	156
Other assets	464	257
Total assets	$19,996	$20,414

Liabilities and shareholders' equity:
Liabilities:
Income taxes	$(120)	$(232)
Employee benefit plans	246	255
Notes payable	4,910	4,367
Other liabilities	340	46
Total liabilities	5,376	4,436
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2013 and 2012; issued 667,046 shares in 2013 and 665,239 shares in 2012	67	67
Additional paid-in capital	1,644	1,505
Retained earnings	19,885	17,387
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	(1,505)	333
Unrealized gains (losses) on investment securities	1,035	2,570
Unrealized gains (losses) on derivatives	(12)	(5)
Pension liability adjustment	(81)	(183)
Treasury stock, at average cost	(6,413)	(5,696)
Total shareholders' equity	14,620	15,978
Total liabilities and shareholders' equity	$19,996	$20,414
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2013	2012	2011
Cash flows from operating activities:
Net earnings	$3,158	$2,866	$1,937
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries(1)	(1,986)	(2,749)	(1,642)
Change in income tax liabilities	155	111	(52)
Other, net	11	(242)	145
Net cash provided (used) by operating activities	1,338	(14)	388
Cash flows from investing activities:
Fixed maturity securities sold	8	13	4
Fixed maturity securities purchased	(206)	(26)	(10)
Other investments sold (purchased)	(298)	(3)	0
Additional capitalization of subsidiaries(1)	0	0	(40)
Net cash provided (used) by investing activities	(496)	(16)	(46)
Cash flows from financing activities:
Purchases of treasury stock	(813)	(118)	(308)
Proceeds from borrowings	700	1,506	620
Principal payments under debt obligations	0	(380)	(459)
Dividends paid to shareholders	(635)	(603)	(552)
Treasury stock reissued	88	70	26
Proceeds from exercise of stock options	41	21	14
Net change in amount due to/from subsidiaries(1)	28	(21)	9
Net cash provided (used) by financing activities	(591)	475	(650)
Net change in cash and cash equivalents	251	445	(308)
Cash and cash equivalents, beginning of period	830	385	693
Cash and cash equivalents, end of period	$1,081	$830	$385
(1)Eliminated in consolidation
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2013		2012
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	655	(1)	657	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	349	(2)	349	(2)
3.625% senior notes due June 2023	700		0
6.90% senior notes due December 2039	396	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 10 billion yen)	95		116
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	272		331
1.84% notes due July 2016 (principal amount 15.8 billion yen)	150		182
Variable interest rate notes due July 2014 (1.30% in 2013 and 1.34% in 2012, principal amount 5.5 billion yen)	52		64
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	95		116
3.00% loan due August 2015 (principal amount 5 billion yen)	48		58
Total notes payable	$4,910		$4,367
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

During 2009, Aflac Japan bought on the open market 2.0 billion yen of yen-denominated Uridashi notes issued by the Parent Company which are outstanding as of December 31, 2013. In consolidation, those notes have been extinguished; however, they remain an outstanding liability for the Parent Company until their maturity date.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2013, are as follows:

(In millions)
2014	$324
2015	443
2016	245
2017	650
2018	0
Thereafter	3,250
Total	$4,912

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.

(B) Derivatives
At December 31, 2013, the Parent Company's outstanding freestanding derivative contracts were swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with our senior notes due in June 2023, February 2017 and February 2022 and subordinated debentures due in September 2052. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.

(C) Income Taxes
The Parent Company and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Income tax liabilities or benefits are recorded by each principal subsidiary based upon separate return calculations, and any difference between the consolidated provision and the aggregate amounts recorded by the subsidiaries is reflected in the Parent Company financial statements. For further information on income taxes, see Note 10 of the Notes to the Consolidated Financial Statements.
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2013	2012	2011
Interest paid	$205	$181	$163
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	25	25	23

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2013:
Aflac Japan	$5,819	$64,122	$10,520	$5,660
Aflac U.S.	2,979	8,775	122	201
All other	0	2	0	0
Total	$8,798	$72,899	$10,642	$5,861
2012:
Aflac Japan	$6,801	$72,286	$11,779	$5,118
Aflac U.S.	2,857	8,209	125	201
All other	0	2	0	0
Total	$9,658	$80,497	$11,904	$5,319
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2013:
Aflac Japan	$14,982	$2,651	$10,924	$641	$2,495	$15,960
Aflac U.S.	5,153	632	2,889	433	1,431	5,144
All other	0	10	0	0	310	0
Total	$20,135	$3,293	$13,813	$1,074	$4,236	$21,104
2012:
Aflac Japan	$17,151	$2,845	$12,496	$716	$2,937	$23,662
Aflac U.S.	4,996	613	2,834	400	1,397	4,988
All other	1	15	0	1	281	0
Total	$22,148	$3,473	$15,330	$1,117	$4,615	$28,650
2011:
Aflac Japan	$15,619	$2,688	$11,037	$650	$2,837	$19,034
Aflac U.S.	4,743	588	2,713	383	1,341	4,733
All other	0	4	(1)	0	261	0
Total	$20,362	$3,280	$13,749	$1,033	$4,439	$23,767
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2013:
Life insurance in force	$157,022	$3,245	$0	$153,777	0%
Premiums:
Health insurance	$15,393	$98	$12	$15,307	0%
Life insurance	4,840	12	0	4,828	0
Total earned premiums	$20,233	$110	$12	$20,135	0%
2012:
Life insurance in force	$173,791	$3,867	$0	$169,924	0%
Premiums:
Health insurance	$17,541	$19	$14	$17,536	0%
Life insurance	4,626	14	0	4,612	0
Total earned premiums	$22,167	$33	$14	$22,148	0%
2011:
Life insurance in force	$168,355	$4,159	$3	$164,199	0%
Premiums:
Health insurance	$17,210	$14	$12	$17,208	0%
Life insurance	3,163	13	4	3,154	0
Total earned premiums	$20,373	$27	$16	$20,362	0%
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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 27, 2014
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 27, 2014
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Kriss Cloninger III	President, Chief Financial Officer,	February 27, 2014
(Kriss Cloninger III)	Treasurer and Director

/s/ June Howard	Senior Vice President, Financial Services;	February 27, 2014
(June Howard)	Chief Accounting Officer

/s/ J. Shelby Amos II	Director	February 27, 2014
(J. Shelby Amos II)

/s/ Paul S. Amos II	Director	February 27, 2014
(Paul S. Amos II)

/s/ W. Paul Bowers	Director	February 27, 2014
(W. Paul Bowers)

/s/ Elizabeth J. Hudson	Director	February 27, 2014
(Elizabeth J. Hudson)

/s/ Douglas W. Johnson	Director	February 27, 2014
(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 27, 2014
(Robert B. Johnson)

/s/ Charles B. Knapp	Director	February 27, 2014
(Charles B. Knapp)

/s/ E. Stephen Purdom	Director	February 27, 2014
(E. Stephen Purdom)

/s/ Barbara K. Rimer	Director	February 27, 2014
(Barbara K. Rimer)

/s/ Melvin T. Stith	Director	February 27, 2014
(Melvin T. Stith)

/s/ David G. Thompson	Director	February 27, 2014
(David G. Thompson)

/s/ Takuro Yoshida	Director	February 27, 2014
(Takuro Yoshida)