Form 10-Q
period 2014-03-31
AFLAC INC
filed 2014-05-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 24, 2014
Common Stock, $.10 Par Value	454,144,039

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2014

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2014, and 2013, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for costs associated with acquiring or renewing insurance contracts in 2012. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia
May 2, 2014

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2014	2013
Revenues:
Net premiums, principally supplemental health insurance	$4,854	$5,184
Net investment income	827	833
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(3)	(55)
Sales and redemptions	41	119
Derivative and other gains (losses)	(84)	92
Total realized investment gains (losses)	(46)	156
Other income	5	35
Total revenues	5,640	6,208
Benefits and expenses:
Benefits and claims, net	3,220	3,521
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	294	283
Insurance commissions	366	392
Insurance expenses	534	534
Interest expense	80	71
Other operating expenses	42	46
Total acquisition and operating expenses	1,316	1,326
Total benefits and expenses	4,536	4,847
Earnings before income taxes	1,104	1,361
Income taxes	372	469
Net earnings	$732	$892
Net earnings per share:
Basic	$1.61	$1.91
Diluted	1.60	1.90
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	454,731	466,462
Diluted	457,699	469,124
Cash dividends per share	$.37	$.35
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2014	2013
Net earnings	$732	$892
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(57)	(188)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,399	(874)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(2)	(58)
Unrealized gains (losses) on derivatives during period	(1)	(7)
Pension liability adjustment during period	(1)	5
Total other comprehensive income (loss) before income taxes	1,338	(1,122)
Income tax expense (benefit) related to items of other comprehensive income (loss)	468	(58)
Other comprehensive income (loss), net of income taxes	870	(1,064)
Total comprehensive income (loss)	$1,602	$(172)
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	March 31, 2014 (Unaudited)		December 31, 2013
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $57,429 in 2014 and $52,402 in 2013)	$59,619		$53,227
Fixed maturities - consolidated variable interest entities (amortized cost $3,896 in 2014 and $4,109 in 2013)	4,662		4,843
Perpetual securities (amortized cost $2,582 in 2014 and $2,524 in 2013)	2,538		2,479
Perpetual securities - consolidated variable interest entities (amortized cost $475 in 2014 and $463 in 2013)	478		468
Equity securities (cost $17 in 2014 and 2013)	21		21
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $42,576 in 2014 and $45,610 in 2013)	40,615		44,178
Fixed maturities - consolidated variable interest entities (fair value $240 in 2014 and $236 in 2013)	243		237
Other investments	323		463
Cash and cash equivalents	1,994		2,543
Total investments and cash	110,493		108,459
Receivables	732		1,165
Accrued investment income	774		798
Deferred policy acquisition costs	8,965		8,798
Property and equipment, at cost less accumulated depreciation	481		481
Other	1,847	(1)	1,606	(1)
Total assets	$123,292		$121,307
(1) Includes $107 in 2014 and $106 in 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	March 31, 2014 (Unaudited)		December 31, 2013
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$71,689		$69,136
Unpaid policy claims	3,875		3,763
Unearned premiums	10,779		10,642
Other policyholders’ funds	6,547		5,861
Total policy liabilities	92,890		89,402
Income taxes	4,258		3,718
Payables for return of cash collateral on loaned securities	3,313		5,820
Notes payable	4,913		4,897
Other	2,242	(2)	2,850	(2)
Commitments and contingent liabilities (Note 11)
Total liabilities	107,616		106,687
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2014 and 2013; issued 667,620 shares in 2014 and 667,046 shares in 2013	67		67
Additional paid-in capital	1,667		1,644
Retained earnings	20,447		19,885
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,542)		(1,505)
Unrealized gains (losses) on investment securities	1,944		1,035
Unrealized gains (losses) on derivatives	(13)		(12)
Pension liability adjustment	(82)		(81)
Treasury stock, at average cost	(6,812)		(6,413)
Total shareholders’ equity	15,676		14,620
Total liabilities and shareholders’ equity	$123,292		$121,307
(2) Includes $194 in 2014 and $207 in 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2014	2013
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,644	1,505
Exercise of stock options	6	10
Share-based compensation	5	3
Gain (loss) on treasury stock reissued	12	14
Balance, end of period	1,667	1,532
Retained earnings:
Balance, beginning of period	19,885	17,387
Net earnings	732	892
Dividends to shareholders	(170)	(165)
Balance, end of period	20,447	18,114
Accumulated other comprehensive income (loss):
Balance, beginning of period	(563)	2,715
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(37)	(474)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	909	(589)
Unrealized gains (losses) on derivatives during period, net of income taxes	(1)	(4)
Pension liability adjustment during period, net of income taxes	(1)	3
Balance, end of period	307	1,651
Treasury stock:
Balance, beginning of period	(6,413)	(5,696)
Purchases of treasury stock	(421)	(156)
Cost of shares issued	22	23
Balance, end of period	(6,812)	(5,829)
Total shareholders’ equity	$15,676	$15,535
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2014		2013
Cash flows from operating activities:
Net earnings	$732		$892
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	171		203
Increase in deferred policy acquisition costs	(26)		(100)
Increase in policy liabilities	978		2,400
Change in income tax liabilities	(320)		193
Realized investment (gains) losses	46		(156)
Other, net	34		400
Net cash provided (used) by operating activities	1,615		3,832
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	677		541
Fixed maturities matured or called	222		1,342
Perpetual securities matured or called	0		271
Securities held to maturity:
Fixed maturities matured or called	4,450		5,011
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(4,597)		(3,160)
Held-to-maturity fixed maturities acquired	0		(160)
Settlement of derivatives, net	(320)		(851)
Cash received as collateral, net	(2,677)		(6,070)
Other, net	122		(9)
Net cash provided (used) by investing activities	(2,123)		(3,085)
Cash flows from financing activities:
Purchases of treasury stock	(421)		(156)
Proceeds from borrowings	0		0
Principal payments under debt obligations	0		0
Dividends paid to shareholders	(163)		(159)
Change in investment-type contracts, net	536		134
Treasury stock reissued	16		19
Other, net	0		6
Net cash provided (used) by financing activities	(32)		(156)
Effect of exchange rate changes on cash and cash equivalents	(9)		(36)
Net change in cash and cash equivalents	(549)		555
Cash and cash equivalents, beginning of period	2,543		2,041
Cash and cash equivalents, end of period	$1,994		$2,596
Supplemental disclosures of cash flow information:
Income taxes paid	$699		$295
Interest paid	51		43
Noncash interest	30	(1)	28	(1)
Impairment losses included in realized investment losses	3		55
Noncash financing activities:
Capitalized lease obligations	0		(1)
Treasury stock issued for:
Associate stock bonus	7		8
Shareholder dividend reinvestment	7		6
Share-based compensation grants	4		4
(1) Consists primarily of accreted interest on discounted advance premiums
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 75% of the Company's total revenues in the three-month periods ended March 31, 2014 and 2013. The percentage of the Company's total assets attributable to Aflac Japan was 85% at March 31, 2014 and December 31, 2013.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2014 and December 31, 2013, and the consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2014 and 2013. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2013.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists: In July 2013, the FASB issued guidance to amend the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance essentially states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This accounting standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This guidance is effective for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods and requires prospective presentation for all comparative periods presented. We adopted this guidance as of January 1, 2014. The adoption of this guidance did not have a significant impact on our financial statements.

Fees paid to the federal government by health insurers: In July 2011, the FASB issued guidance on the accounting for fees owed by health insurers as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable by September 30 of the applicable calendar year once the entity provides health insurance for any U.S. health risk in that year. The annual fee for the health insurance industry will be allocated to individual health insurers based on the ratio of the amount of an entity's net premiums written during the preceding calendar year to the amount of health insurance for any U.S. health risk that is written during the preceding calendar year. The accounting guidance specifies that the liability for the fee should be estimated and recorded in full in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 31, 2013. We adopted this guidance as of January 1, 2014. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Accounting Pronouncements Pending Adoption

Receivables -Troubled debt restructurings by creditors: In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to our business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

2.   BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. Operating business segments that are not individually reportable and business activities not included in Aflac Japan or Aflac U.S. are included in the "Other business segments" category.

We do not allocate corporate overhead expenses to business segments. We evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings includes interest cash flows associated with notes payable and excludes the following items from net earnings on an after-tax basis: realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items and other non-operating income (loss). We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended March 31,
(In millions)	2014		2013
Revenues:
Aflac Japan:
Net earned premiums	$3,560		$3,905
Net investment income	663		674
Other income	8		26
Total Aflac Japan	4,231		4,605
Aflac U.S.:
Earned premiums	1,294		1,280
Net investment income	161		157
Other income	0		1
Total Aflac U.S.	1,455		1,438
Other business segments	12		12
Total business segment revenues	5,698		6,055
Realized investment gains (losses)	(56)	(1)	156
Corporate	78		92
Intercompany eliminations	(71)		(95)
Other non-operating income (loss)	(9)		0
Total revenues	$5,640		$6,208
(1) Excluding a gain of $10 for the three-month period ended March 31, 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

	Three Months Ended March 31,
(In millions)	2014		2013
Pretax earnings:
Aflac Japan	$933		$989
Aflac U.S.	303		281
Total business segment pretax operating earnings	1,236		1,270
Interest expense, noninsurance operations	(50)		(48)
Corporate and eliminations	(17)		(17)
Pretax operating earnings	1,169		1,205
Realized investment gains (losses)	(56)	(1)	156
Other non-operating income (loss)	(9)		0
Total earnings before income taxes	$1,104		$1,361
Income taxes applicable to pretax operating earnings	$395		$415
Effect of foreign currency translation on operating earnings	(48)		(71)
(1) Excluding a gain of $10 for the three-month period ended March 31, 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets were as follows:

(In millions)	March 31, 2014	December 31, 2013
Assets:
Aflac Japan	$104,614	$102,973
Aflac U.S.	16,772	16,112
Other business segments	154	155
Total business segment assets	121,540	119,240
Corporate	20,949	19,909
Intercompany eliminations	(19,197)	(17,842)
Total assets	$123,292	$121,307

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$18,152	$608	$3	$18,757
Mortgage- and asset-backed securities	444	33	0	477
Public utilities	2,223	96	24	2,295
Sovereign and supranational	937	125	0	1,062
Banks/financial institutions	2,926	235	218	2,943
Other corporate	4,051	184	163	4,072
Total yen-denominated	28,733	1,281	408	29,606
Dollar-denominated:
U.S. government and agencies	141	10	2	149
Municipalities	998	103	4	1,097
Mortgage- and asset-backed securities	169	20	0	189
Public utilities	5,156	577	102	5,631
Sovereign and supranational	396	86	0	482
Banks/financial institutions	3,340	526	17	3,849
Other corporate	22,392	1,611	725	23,278
Total dollar-denominated	32,592	2,933	850	34,675
Total fixed maturities	61,325	4,214	1,258	64,281
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,644	165	250	2,559
Other corporate	214	15	0	229
Dollar-denominated:
Banks/financial institutions	199	35	6	228
Total perpetual securities	3,057	215	256	3,016
Equity securities	17	5	1	21
Total securities available for sale	$64,399	$4,434	$1,515	$67,318

	March 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$23,461	$1,668	$0	$25,129
Municipalities	409	46	0	455
Mortgage- and asset-backed securities	58	3	0	61
Public utilities	3,993	189	107	4,075
Sovereign and supranational	3,011	163	56	3,118
Banks/financial institutions	6,398	174	295	6,277
Other corporate	3,528	221	48	3,701
Total yen-denominated	40,858	2,464	506	42,816
Total securities held to maturity	$40,858	$2,464	$506	$42,816

	December 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$14,936	$431	$33	$15,334
Mortgage- and asset-backed securities	558	29	0	587
Public utilities	2,261	100	18	2,343
Sovereign and supranational	978	85	28	1,035
Banks/financial institutions	2,799	220	242	2,777
Other corporate	3,956	151	185	3,922
Total yen-denominated	25,488	1,016	506	25,998
Dollar-denominated:
U.S. government and agencies	92	10	4	98
Municipalities	992	71	12	1,051
Mortgage- and asset-backed securities	163	21	0	184
Public utilities	4,931	471	183	5,219
Sovereign and supranational	404	85	1	488
Banks/financial institutions	3,318	447	33	3,732
Other corporate	21,123	1,347	1,170	21,300
Total dollar-denominated	31,023	2,452	1,403	32,072
Total fixed maturities	56,511	3,468	1,909	58,070
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,582	151	217	2,516
Other corporate	209	0	0	209
Dollar-denominated:
Banks/financial institutions	196	35	9	222
Total perpetual securities	2,987	186	226	2,947
Equity securities	17	5	1	21
Total securities available for sale	$59,515	$3,659	$2,136	$61,038

	December 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,362	$1,347	$1	$28,708
Municipalities	399	41	0	440
Mortgage- and asset-backed securities	58	3	0	61
Public utilities	3,900	150	122	3,928
Sovereign and supranational	2,941	171	72	3,040
Banks/financial institutions	6,310	146	328	6,128
Other corporate	3,445	183	87	3,541
Total yen-denominated	44,415	2,041	610	45,846
Total securities held to maturity	$44,415	$2,041	$610	$45,846

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the first quarter of 2014, we reclassified one investment from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $63 million and an unrealized loss of $8 million. During the first quarter of 2013, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at March 31, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$607	$616	$50	$52
Due after one year through five years	1,819	1,953	565	662
Due after five years through 10 years	10,783	10,868	1,562	1,653
Due after 10 years	36,378	37,916	8,675	9,608
Mortgage- and asset-backed securities	509	553	38	47
Total fixed maturities available for sale	$50,096	$51,906	$10,890	$12,022
Held to maturity:
Due in one year or less	$101	$102	$0	$0
Due after one year through five years	1,605	1,756	0	0
Due after five years through 10 years	2,180	2,316	0	0
Due after 10 years	36,914	38,581	0	0
Mortgage- and asset-backed securities	58	61	0	0
Total fixed maturities held to maturity	$40,858	$42,816	$0	$0

At March 31, 2014, the Parent Company had a portfolio of available-for-sale fixed-maturity securities totaling $339 million at amortized cost and $353 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call premiums or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$291	$275	$0	$0
Due after one year through five years	730	701	5	5
Due after five years through 10 years	214	229	0	0
Due after 10 years	1,718	1,698	99	108
Total perpetual securities available for sale	$2,953	$2,903	$104	$113

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

Banks and Financial Institutions

One of our largest investment sector concentrations as of March 31, 2014, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	March 31, 2014		December 31, 2013
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$12,664	12%	$12,427	12%
Fair value	13,069	12	12,637	12
Perpetual securities:
Upper Tier II:
Amortized cost	$1,967	2%	$1,920	2%
Fair value	1,965	2	1,913	2
Tier I:
Amortized cost	876	1	858	1
Fair value	822	1	825	1
Total:
Amortized cost	$15,507	15%	$15,205	15%
Fair value	15,856	15	15,375	15

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$35	$119
Gross losses from sales	(1)	(6)
Net gains (losses) from redemptions	7	6
Other-than-temporary impairment losses	(3)	(54)
Total fixed maturities	38	65
Equity securities:
Other-than-temporary impairment losses	0	(1)
Total equity securities	0	(1)
Derivatives and other:
Derivative gains (losses)	(83)	87
Other	(1)	5
Total derivatives and other	(84)	92
Total realized investment gains (losses)	$(46)	$156

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

	Three Months Ended March 31,
(In millions)	2014	2013
Corporate bonds	$3	$38
Sovereign and supranational	0	16
Equity securities	0	1
Total other-than-temporary impairment losses realized (1)	$3	$55
(1) Includes $0 and $1 for the three-month periods ended March 31, 2014 and 2013, respectively, for impairments due to severity and duration of decline in fair value and $3 and $54 for the three-month periods ended March 31, 2014 and 2013, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2014	December 31, 2013
Unrealized gains (losses) on securities available for sale	$2,919	$1,523
Unamortized unrealized gains on securities transferred to held to maturity	10	11
Deferred income taxes	(985)	(499)
Shareholders’ equity, unrealized gains (losses) on investment securities	$1,944	$1,035

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$1,014	$3	$1,009	$3	$5	$0
Municipalities:
Dollar-denominated	91	4	70	2	21	2
Public utilities:
Dollar-denominated	1,700	102	1,342	70	358	32
Yen-denominated	1,959	131	1,119	47	840	84
Sovereign and supranational:
Dollar-denominated	13	0	13	0	0	0
Yen-denominated	887	56	358	2	529	54
Banks/financial institutions:
Dollar-denominated	381	17	283	11	98	6
Yen-denominated	4,665	513	1,187	28	3,478	485
Other corporate:
Dollar-denominated	11,291	725	7,334	371	3,957	354
Yen-denominated	2,685	211	598	24	2,087	187
U.S. government and agencies:
Dollar-denominated	88	2	88	2	0	0
Total fixed maturities	24,774	1,764	13,401	560	11,373	1,204
Perpetual securities:
Dollar-denominated	63	6	56	4	7	2
Yen-denominated	1,485	250	349	4	1,136	246
Total perpetual securities	1,548	256	405	8	1,143	248
Equity securities	5	1	5	0	0	1
Total	$26,327	$2,021	$13,811	$568	$12,516	$1,453

	December 31, 2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$8,869	$34	$8,869	$34	$0	$0
Municipalities:
Dollar-denominated	177	12	145	8	32	4
Public utilities:
Dollar-denominated	2,023	183	1,740	143	283	40
Yen-denominated	2,519	140	1,816	54	703	86
Sovereign and supranational:
Dollar-denominated	12	1	12	1	0	0
Yen-denominated	1,152	100	791	34	361	66
Banks/financial institutions:
Dollar-denominated	547	33	454	23	93	10
Yen-denominated	4,533	570	2,322	107	2,211	463
Other corporate:
Dollar-denominated	11,588	1,170	8,504	733	3,084	437
Yen-denominated	3,372	272	2,296	152	1,076	120
U.S. government and agencies:
Dollar-denominated	36	4	36	4	0	0
Total fixed maturities	34,828	2,519	26,985	1,293	7,843	1,226
Perpetual securities:
Dollar-denominated	59	9	52	8	7	1
Yen-denominated	1,322	217	748	74	574	143
Total perpetual securities	1,381	226	800	82	581	144
Equity securities	5	1	5	1	0	0
Total	$36,214	$2,746	$27,790	$1,376	$8,424	$1,370

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

The following table provides more information on our unrealized loss positions.

	March 31, 2014			December 31, 2013
(In millions)	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities
Fixed Maturities:
Japan government and agencies	4%	0%	100%	25%	1%	100%
Public utilities	14	12	96	13	12	98
Sovereign and supranational	4	3	100	3	4	100
Banks/financial institutions	19	26	62	14	22	64
Other corporate	53	46	87	41	53	91
Total fixed maturities	94%	87%		96%	92%
Perpetual securities	6	13	91	4	8	90
Total	100%	100%		100%	100%

Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses are expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in the sectors shown in the table above have the ability to service their obligations to us.

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

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		March 31, 2014			December 31, 2013
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$149	$185	$36	$145	$183	$38
	BBB	1,601	1,582	(19)	1,563	1,532	(31)
	BB or lower	217	198	(19)	212	198	(14)
Total Upper Tier II		1,967	1,965	(2)	1,920	1,913	(7)
Tier I:
	BBB	764	696	(68)	746	706	(40)
	BB or lower	112	126	14	112	119	7
Total Tier I		876	822	(54)	858	825	(33)
Other subordinated - non-banks:	BB or lower	214	229	15	209	209	0
Total		$3,057	$3,016	$(41)	$2,987	$2,947	$(40)

Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses are expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in these sectors have the ability to service their obligations to us.

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
Investments in Consolidated Variable Interest Entities

	March 31, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,896	$4,662	$4,109	$4,843
Perpetual securities, available for sale	475	478	463	468
Fixed maturities, held to maturity	243	240	237	236
Other assets	107	107	106	106
Total assets of consolidated VIEs	$4,721	$5,487	$4,915	$5,653
Liabilities:
Other liabilities	$194	$194	$207	$207
Total liabilities of consolidated VIEs	$194	$194	$207	$207

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	March 31, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,824	$7,191	$6,724	$6,916
Perpetual securities, available for sale	379	395	370	378
Fixed maturities, held to maturity	3,019	3,142	2,949	3,039
Total investments in VIEs not consolidated	$10,222	$10,728	$10,043	$10,333

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 174 separate issuers with an average credit rating of BBB.

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

(In millions)	March 31, 2014	December 31, 2013
Security loans outstanding, fair value	$3,234	$5,656
Cash collateral on loaned securities	3,313	5,820

4.   DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) foreign currency swaps, credit default swaps, and interest rate swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forward contracts used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

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

Periodically, depending on general economic conditions, we may enter into other derivative transactions.

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have on certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements the counterparties to those transactions must meet. As of March 31, 2014, there were 12 counterparties to our derivative agreements, with five comprising 87% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	March 31, 2014			December 31, 2013
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$161	$0	$(7)	$161	$1	$(7)
A	28,065	523	(351)	22,314	487	(830)
Total	$28,226	$523	$(358)	$22,475	$488	$(837)

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

Collateral posted by us to third parties for derivative transactions was $127 million at March 31, 2014, which consisted of $52 million of pledged JGBs and $75 million of cash, compared with $8 million at December 31, 2013, which consisted of $7 million of pledged JGBs and $1 million of cash. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was $54 million and $18 million as of March 31, 2014 and December 31, 2013, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2014, we would be required to post no additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $263 million and $295 million at March 31, 2014 and December 31, 2013, respectively. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights.

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

March 31, 2014
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$(115)	$1	$0	$0	$0	$0	$0	$0	$(115)	$1
	BBB	0	0	0	0	(97)	(2)	0	0	(97)	(2)
Total		$(115)	$1	$0	$0	$(97)	$(2)	$0	$0	$(212)	$(1)

December 31, 2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(112)	$1	$0	$0	$0	$0	$(112)	$1
	BBB	0	0	0	0	0	0	(95)	(4)	(95)	(4)
Total		$0	$0	$(112)	$1	$0	$0	$(95)	$(4)	$(207)	$(3)
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

	March 31, 2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$2	$2	$0
Interest rate swaps	53	0	0	0
Total cash flow hedges	128	2	2	0
Fair value hedges:
Foreign currency forwards	12,077	(11)	48	(59)
Interest rate swaptions	3,678	(49)	12	(61)
Total fair value hedges	15,755	(60)	60	(120)
Net investment hedge:
Foreign currency forwards	0	10	10	0
Foreign currency options	510	3	26	(23)
Total net investment hedge	510	13	36	(23)
Non-qualifying strategies:
Foreign currency swaps	5,679	218	424	(206)
Credit default swaps	212	(1)	1	(2)
Interest rate swaps	115	0	0	0
Interest rate swaptions	12	0	0	0
Futures	5,815	(7)	0	(7)
Total non-qualifying strategies	11,833	210	425	(215)
Total derivatives	$28,226	$165	$523	$(358)
Balance Sheet Location
Other assets	$8,563	$523	$523	$0
Other liabilities	19,663	(358)	0	(358)
Total derivatives	$28,226	$165	$523	$(358)

	December 31, 2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$3	$3	$0
Interest rate swaps	52	0	0	0
Total cash flow hedges	127	3	3	0
Fair value hedges:
Foreign currency forwards	11,249	(582)	0	(582)
Interest rate swaptions	4,500	(12)	20	(32)
Total fair value hedges	15,749	(594)	20	(614)
Net investment hedge:
Foreign currency forwards	356	17	17	0
Foreign currency options	95	3	4	(1)
Total net investment hedge	451	20	21	(1)
Non-qualifying strategies:
Foreign currency swaps	5,829	224	442	(218)
Credit default swaps	207	(3)	1	(4)
Interest rate swaps	112	1	1	0
Total non-qualifying strategies	6,148	222	444	(222)
Total derivatives	$22,475	$(349)	$488	$(837)
Balance Sheet Location
Other assets	$5,308	$488	$488	$0
Other liabilities	17,167	(837)	0	(837)
Total derivatives	$22,475	$(349)	$488	$(837)

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

We have an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 (see Note 7). By entering into this contract, we effectively swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. The notional amount and terms of the swap match the principal amount and terms of the variable interest rate Samurai notes, and the swap had no value at inception. Changes in the fair value of the swap contract are recorded in other comprehensive income (loss) as long as the hedge is deemed effective. Should any portion of the hedge be deemed ineffective, that ineffective portion would be reported in net earnings.
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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended March 31, 2014:
Foreign currency forwards	Fixed-maturity securities	$264	$(10)	$274	$(269)	$5
Interest rate swaptions	Fixed-maturity securities	(23)	(22)	(1)	1	0
Three Months Ended March 31, 2013:
Foreign currency forwards	Fixed-maturity securities	$(609)	$(5)	$(604)	$603	$(1)

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 7) as nonderivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan. As of March 31, 2014, we had foreign exchange forwards as an economic hedge on 52.5 billion yen of the profit repatriation expected to be received in July 2014.

Our net investment hedge was effective during the three-month periods ended March 31, 2014 and 2013.
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
We have cross-currency interest rate swap agreements related to our $700 million senior notes due June 2023, $400 million senior notes due February 2017, $350 million senior notes due February 2022, and $500 million subordinated debentures due September 2052. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 7.
Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2014		2013
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$(1)	$(1)	$(1)	$(7)
Total cash flow hedges	(1)	(1)	(1)	(7)
Fair value hedges:
Foreign currency forwards(2)	(5)	0	(6)	0
Interest rate swaptions(2)	(22)	0	0	0
Total fair value hedges	(27)	0	(6)	0
Net investment hedge:
Non-derivative hedging instruments	0	(17)	0	69
Foreign currency forwards	0	(6)	0	0
Foreign currency options	0	(1)	0	0
Total net investment hedge	0	(24)	0	69
Non-qualifying strategies:
Foreign currency swaps	(20)	0	84	0
Foreign currency options	0	0	2	0
Credit default swaps	2	0	12	0
Interest rate swaps	(1)	0	(4)	0
Futures	(36)	0	0	0
Total non-qualifying strategies	(55)	0	94	0
Total	$(83)	$(25)	$87	$62
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three-month periods ended March 31, 2014 and 2013. As of March 31, 2014, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(in millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$426	$0	$426	$0	$(253)		$173
Foreign currency forwards	58	0	58	0	(9)		49
Foreign currency options	26	0	26	0	(1)		25
Credit default swaps	1	0	1	0	0		1
Interest rate swaptions	12	0	12	0	0		12
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	523	0	523	0	(263)	(1)	260
Securities lending and similar arrangements	3,234	0	3,234	0	(3,234)		0
Total	$3,757	$0	$3,757	$0	$(3,497)		$260
(1) Consists entirely of cash.

December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$445	$0	$445	$0	$(276)		$169
Foreign currency forwards	17	0	17	0	(16)		1
Foreign currency options	4	0	4	0	(3)		1
Credit default swaps	1	0	1	0	0		1
Interest rate swaps	1	0	1	0	0		1
Interest rate swaptions	20	0	20	0	0		20
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	488	0	488	0	(295)	(1)	193
Securities lending and similar arrangements	5,656	0	5,656	0	(5,656)		0
Total	$6,144	$0	$6,144	$0	$(5,951)		$193
(1) Consists entirely of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(206)	$0	$(206)	$0	$2		$(204)
Foreign currency forwards	(59)	0	(59)	0	0		(59)
Foreign currency options	(23)	0	(23)	0	0		(23)
Credit default swaps	(2)	0	(2)	0	0		(2)
Interest rate swaptions	(61)	0	(61)	0	52		(9)
Futures	(7)	0	(7)	0	73		66
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(358)	0	(358)	0	127	(1)	(231)
Securities lending and similar arrangements	(3,313)	0	(3,313)	3,234	0		(79)
Total	$(3,671)	$0	$(3,671)	$3,234	$127		$(310)
(1) Consists of $52 of pledged JGBs and $75 of cash.

December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(218)	$0	$(218)	$0	$1		$(217)
Foreign currency forwards	(582)	0	(582)	0	0		(582)
Foreign currency options	(1)	0	(1)	0	0		(1)
Credit default swaps	(4)	0	(4)	0	0		(4)
Interest rate swaptions	(32)	0	(32)	0	7		(25)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(837)	0	(837)	0	8	(1)	(829)
Securities lending and similar arrangements	(5,820)	0	(5,820)	5,656	0		(164)
Total	$(6,657)	$0	$(6,657)	$5,656	$8		$(993)
(1) Consists of $7 of pledged JGBs and $1 of cash.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

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

	March 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,407	$499	$0	$18,906
Municipalities	0	1,097	0	1,097
Mortgage- and asset-backed securities	0	404	262	666
Public utilities	0	7,926	0	7,926
Sovereign and supranational	0	1,544	0	1,544
Banks/financial institutions	0	6,767	25	6,792
Other corporate	0	27,350	0	27,350
Total fixed maturities	18,407	45,587	287	64,281
Perpetual securities:
Banks/financial institutions	0	2,731	56	2,787
Other corporate	0	229	0	229
Total perpetual securities	0	2,960	56	3,016
Equity securities	14	4	3	21
Other assets:
Foreign currency swaps	0	320	106	426
Foreign currency forwards	0	58	0	58
Foreign currency options	0	26	0	26
Credit default swaps	0	0	1	1
Interest rate swaptions	0	12	0	12
Total other assets	0	416	107	523
Cash and cash equivalents	1,994	0	0	1,994
Total assets	$20,415	$48,967	$453	$69,835
Liabilities:
Foreign currency swaps	$0	$14	$192	$206
Foreign currency forwards	0	59	0	59
Foreign currency options	0	23	0	23
Credit default swaps	0	0	2	2
Interest rate swaptions	0	61	0	61
Futures	0	7	0	7
Total liabilities	$0	$164	$194	$358

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$14,928	$504	$0	$15,432
Municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities	0	402	369	771
Public utilities	0	7,562	0	7,562
Sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions	0	6,486	23	6,509
Other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions	0	2,686	52	2,738
Other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities	14	4	3	21
Other assets:
Foreign currency swaps	0	341	104	445
Foreign currency forwards	0	17	0	17
Foreign currency options	0	4	0	4
Credit default swaps	0	0	1	1
Interest rate swaps	0	0	1	1
Interest rate swaptions	0	20	0	20
Total other assets	0	382	106	488
Cash and cash equivalents	2,543	0	0	2,543
Total assets	$17,485	$46,031	$553	$64,069
Liabilities:
Foreign currency swaps	$0	$15	$203	$218
Foreign currency forwards	0	582	0	582
Foreign currency options	0	1	0	1
Credit default swaps	0	0	4	4
Interest rate swaptions	0	32	0	32
Total liabilities	$0	$630	$207	$837

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$23,461	$25,129	$0	$0	$25,129
Municipalities	409	0	455	0	455
Mortgage and asset-backed securities	58	0	20	41	61
Public utilities	3,993	0	4,075	0	4,075
Sovereign and supranational	3,011	0	3,118	0	3,118
Banks/financial institutions	6,398	0	6,277	0	6,277
Other corporate	3,528	0	3,701	0	3,701
Total assets	$40,858	$25,129	$17,646	$41	$42,816
Liabilities:
Other policyholders’ funds	$6,547	$0	$0	$6,391	$6,391
Notes payable (excluding capital leases)	4,908	0	0	5,389	5,389
Total liabilities	$11,455	$0	$0	$11,780	$11,780

	December 31, 2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$27,362	$28,708	$0	$0	$28,708
Municipalities	399	0	440	0	440
Mortgage and asset-backed securities	58	0	20	41	61
Public utilities	3,900	0	3,928	0	3,928
Sovereign and supranational	2,941	0	3,040	0	3,040
Banks/financial institutions	6,310	0	6,128	0	6,128
Other corporate	3,445	0	3,541	0	3,541
Total assets	$44,415	$28,708	$17,097	$41	$45,846
Liabilities:
Other policyholders’ funds	$5,861	$0	$0	$5,715	$5,715
Notes payable (excluding capital leases)	4,891	0	0	5,241	5,241
Total liabilities	$10,752	$0	$0	$10,956	$10,956

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

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities to reflect the impact of the persistent economic environment and the changing regulatory framework. These models are discounted cash flow (DCF) valuation models, but also use information from related markets, specifically the CDS market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including: 1) the most appropriate comparable security(ies) of the issuer; 2) issuer-specific CDS spreads; 3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector; or 4) bond indices that are comparative in rating, industry, maturity and region.

The pricing data and market quotes we obtain from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuation and Classifications Subcommittee, or VCS. Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. We have performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

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

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	March 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,407	$499	$0	$18,906
Total government and agencies	18,407	499	0	18,906
Municipalities:
Third party pricing vendor	0	1,097	0	1,097
Total municipalities	0	1,097	0	1,097
Mortgage- and asset-backed securities:
Third party pricing vendor	0	404	0	404
Broker/other	0	0	262	262
Total mortgage- and asset-backed securities	0	404	262	666
Public utilities:
Third party pricing vendor	0	7,926	0	7,926
Total public utilities	0	7,926	0	7,926
Sovereign and supranational:
Third party pricing vendor	0	1,544	0	1,544
Total sovereign and supranational	0	1,544	0	1,544
Banks/financial institutions:
Third party pricing vendor	0	6,767	0	6,767
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,767	25	6,792
Other corporate:
Third party pricing vendor	0	27,350	0	27,350
Total other corporate	0	27,350	0	27,350
Total fixed maturities	18,407	45,587	287	64,281
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,731	56	2,787
Total banks/financial institutions	0	2,731	56	2,787
Other corporate:
Third party pricing vendor	0	229	0	229
Total other corporate	0	229	0	229
Total perpetual securities	0	2,960	56	3,016
Equity securities:
Third party pricing vendor	14	4	0	18
Broker/other	0	0	3	3
Total equity securities	14	4	3	21
Total securities available for sale	$18,421	$48,551	$346	$67,318

	March 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$25,129	$0	$0	$25,129
Total government and agencies	25,129	0	0	25,129
Municipalities:
Third party pricing vendor	0	455	0	455
Total municipalities	0	455	0	455
Mortgage- and asset-backed securities:
Third party pricing vendor	0	20	0	20
Broker/other	0	0	41	41
Total mortgage- and asset-backed securities	0	20	41	61
Public utilities:
Third party pricing vendor	0	4,075	0	4,075
Total public utilities	0	4,075	0	4,075
Sovereign and supranational:
Third party pricing vendor	0	3,118	0	3,118
Total sovereign and supranational	0	3,118	0	3,118
Banks/financial institutions:
Third party pricing vendor	0	6,277	0	6,277
Total banks/financial institutions	0	6,277	0	6,277
Other corporate:
Third party pricing vendor	0	3,669	0	3,669
Broker/other	0	32	0	32
Total other corporate	0	3,701	0	3,701
Total securities held to maturity	$25,129	$17,646	$41	$42,816

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$14,928	$504	$0	$15,432
Total government and agencies	14,928	504	0	15,432
Municipalities:
Third party pricing vendor	0	1,051	0	1,051
Total municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities:
Third party pricing vendor	0	402	0	402
Broker/other	0	0	369	369
Total mortgage- and asset-backed securities	0	402	369	771
Public utilities:
Third party pricing vendor	0	7,562	0	7,562
Total public utilities	0	7,562	0	7,562
Sovereign and supranational:
Third party pricing vendor	0	1,523	0	1,523
Total sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions:
Third party pricing vendor	0	6,486	0	6,486
Broker/other	0	0	23	23
Total banks/financial institutions	0	6,486	23	6,509
Other corporate:
Third party pricing vendor	0	25,220	0	25,220
Broker/other	0	2	0	2
Total other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,686	52	2,738
Total banks/financial institutions	0	2,686	52	2,738
Other corporate:
Third party pricing vendor	0	209	0	209
Total other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities:
Third party pricing vendor	14	4	0	18
Broker/other	0	0	3	3
Total equity securities	14	4	3	21
Total securities available for sale	$14,942	$45,649	$447	$61,038

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$28,708	$0	$0	$28,708
Total government and agencies	28,708	0	0	28,708
Municipalities:
Third party pricing vendor	0	440	0	440
Total municipalities	0	440	0	440
Mortgage- and asset-backed securities:
Third party pricing vendor	0	20	0	20
Broker/other	0	0	41	41
Total mortgage- and asset-backed securities	0	20	41	61
Public utilities:
Third party pricing vendor	0	3,928	0	3,928
Total public utilities	0	3,928	0	3,928
Sovereign and supranational:
Third party pricing vendor	0	3,040	0	3,040
Total sovereign and supranational	0	3,040	0	3,040
Banks/financial institutions:
Third party pricing vendor	0	6,128	0	6,128
Total banks/financial institutions	0	6,128	0	6,128
Other corporate:
Third party pricing vendor	0	3,509	0	3,509
Broker/other	0	32	0	32
Total other corporate	0	3,541	0	3,541
Total securities held to maturity	$28,708	$17,097	$41	$45,846

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended March 31, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	(10)	2	(9)
Unrealized gains (losses) included in other comprehensive income (loss)	(104)	0	0	2	0	4	0	0	(1)	0	(99)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	24	0	21
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$262	$0	$0	$25	$0	$56	$3	$0	$(86)	$(1)	$259
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$(10)	$2	$(9)
(1) Derivative assets and liabilities are presented net

Three Months Ended March 31, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(4)	(5)	11	2
Unrealized gains (losses) included in other comprehensive income (loss)	(21)	(20)	0	(1)	0	0	0	0	(7)	0	(49)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	0	0	0	(400)
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3(2)	125	0	0	0	0	0	0	0	0	0	125
Transfers out of Level 3(3)	0	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,616)
Balance, end of period	$439	$0	$0	$26	$0	$0	$4	$25	$(184)	$(54)	$256
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(4)	$(5)	$11	$2
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

There were no transfers between Level 1 and 2 for the three-month periods ended March 31, 2014 and 2013.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$262	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	56	Model pricing	Offered quotes	N/A	(e)
Equity securities	3	Net asset value	Offered quotes	$1-$793 ($7)
Other assets:
Foreign currency swaps	30	Discounted cash flow	Interest rates (USD)	2.84% - 3.56%	(b)
			Interest rates (JPY)	.83% - 1.96%	(c)
			CDS spreads	11 - 124 bps
			Foreign exchange rates	20.45%	(d)
	8	Discounted cash flow	Interest rates (USD)	2.84% - 3.56%	(b)
			Interest rates (JPY)	.83% - 1.96%	(c)
			CDS spreads	21 - 120 bps
	68	Discounted cash flow	Interest rates (USD)	2.84% - 3.56%	(b)
			Interest rates (JPY)	.83% - 1.96%	(c)
			Foreign exchange rates	20.45%	(d)
Credit default swaps	1	Discounted cash flow	Base correlation	65% - 75% (72%)	(a)
			CDS spreads	66 - 101 (86) bps
			Recovery rate	37.00%
Total assets	$453
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

March 31, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	100	Discounted cash flow	Interest rates (USD)	2.84% - 3.56%	(b)
			Interest rates (JPY)	.83% - 1.96%	(c)
			CDS spreads	11 - 124 bps
			Foreign exchange rates	20.45%	(d)
	25	Discounted cash flow	Interest rates (USD)	2.84% - 3.56%	(b)
			Interest rates (JPY)	.83% - 1.96%	(c)
			CDS spreads	10 - 177 bps
	67	Discounted cash flow	Interest rates (USD)	2.84% - 3.56%	(b)
			Interest rates (JPY)	.83% - 1.96%	(c)
			Foreign exchange rates	20.45%	(d)
Credit default swaps	2	Discounted cash flow	Base correlations	65% - 75% (72%)	(a)
			CDS spreads	66 - 101 (86) bps
			Recovery rate	37.00%
Total liabilities	$194
(a) Weighted-average range of base correlations for our bespoke tranches for attachment and detachment points corresponding to market indices
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(d) Based on 10 year volatility of JPY/USD exchange rate

December 31, 2013
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

December 31, 2013
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	99	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			CDS spreads	16 - 141 bps
			Foreign exchange rates	21.16%	(d)
	24	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			CDS spreads	11 - 189 bps
	80	Discounted cash flow	Interest rates (USD)	3.09% - 3.96%	(b)
			Interest rates (JPY)	.93% - 2.02%	(c)
			Foreign exchange rates	21.16%	(d)
Credit default swaps	4	Discounted cash flow	Base correlations	65% - 76% (72%)	(a)
			CDS spreads	65 - 106 (92) bps
			Recovery rate	37.00%
Total liabilities	$207
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

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

6. REINSURANCE

Effective September 30, 2013, we entered into a coinsurance reinsurance transaction whereby we ceded 33.3% of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. We recorded the gain related to the transaction as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The remaining deferred profit liability of $625 million, as of March 31, 2014, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet and totaled $633 million as of March 31, 2014.

The following table outlines the effect of reinsurance on premiums written and earned and on benefits and claims.

(In millions)	Three Months Ended March 31, 2014
Direct premium income	$4,933
Ceded to other companies:
Ceded Aflac Japan closed medical block	(73)
Other	(9)
Assumed from other companies	3
Net premium income	$4,854

Direct benefits and claims	$3,289
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed medical block	(64)
Other	(7)
Assumed from other companies	2
Benefits and claims, net	$3,220

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

7.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	March 31, 2014		December 31, 2013
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	655	(1)	655	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	349	(2)	349	(2)
3.625% senior notes due June 2023	700		700
6.90% senior notes due December 2039	396	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	78		76
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	279		272
1.84% notes due July 2016 (principal amount 15.8 billion yen)	154		150
Variable interest rate notes due July 2014 (1.30% in 2014 and 2013, principal amount 5.5 billion yen)	53		52
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	97		95
3.00% loan due August 2015 (principal amount 5 billion yen)	49		48
Capitalized lease obligations payable through 2018	5		6
Total notes payable	$4,913		$4,897
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of March 31, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at March 31, 2014. No events of default or defaults occurred during the three-month period ended March 31, 2014.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

8.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2014	2013
Common stock - issued:
Balance, beginning of period	667,046	665,239
Exercise of stock options and issuance of restricted shares	574	539
Balance, end of period	667,620	665,778
Treasury stock:
Balance, beginning of period	207,633	197,453
Purchases of treasury stock:
Open market	6,535	2,979
Other	110	124
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(284)	(364)
Exercise of stock options	(281)	(294)
Other	(121)	(145)
Balance, end of period	213,592	199,753
Shares outstanding, end of period	454,028	466,025

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

	Three Months Ended March 31,
(In thousands)	2014	2013
Anti-dilutive share-based awards	492	3,623

Share Repurchase Program

During the first three months of 2014, we repurchased 6.5 million shares of our common stock in the open market for $415 million as part of our share repurchase program. During the first three months of 2013, we repurchased 3.0 million shares of our common stock in the open market for $150 million as part of our share repurchase program. As of March 31, 2014, a remaining balance of 42.7 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income before reclassification	(14)	910	(1)	(1)	894
Amounts reclassified from accumulated other comprehensive income	(23)	(1)	0	0	(24)
Net current-period other comprehensive income	(37)	909	(1)	(1)	870
Balance, end of period	$(1,542)	$1,944	$(13)	$(82)	$307
All amounts in the table above are net of tax.

Three Months Ended March 31, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(467)	(554)	(5)	0	(1,026)
Amounts reclassified from accumulated other comprehensive income	(7)	(35)	1	3	(38)
Net current-period other comprehensive income	(474)	(589)	(4)	3	(1,064)
Balance, end of period	$(141)	$1,981	$(9)	$(180)	$1,651
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$36	Sales and redemptions
	(13)	Tax (expense) or benefit(1)
	$23	Net of tax
Unrealized gains (losses) on available-for-sale securities	$5	Sales and redemptions
	(3)	Other-than-temporary impairment losses realized
	2	Total before tax
	(1)	Tax (expense) or benefit(1)
	$1	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service cost	4	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$24	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$10	Sales and redemptions
	(3)	Tax (expense) or benefit(1)
	$7	Net of tax
Unrealized gains (losses) on available-for-sale securities	$109	Sales and redemptions
	(55)	Other-than-temporary impairment losses realized
	54	Total before tax
	(19)	Tax (expense) or benefit(1)
	$35	Net of tax
Gains (losses) on cash flow hedges:
Foreign currency swaps	$(1)	Derivative and other gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	38	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

9.   SHARE-BASED COMPENSATION

As of March 31, 2014, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2014, approximately 11.4 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2014.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	9,994	4.9	$151	$47.98
Exercisable	8,137	4.1	132	46.89

We received cash from the exercise of stock options in the amount of $18 million during the first three months of 2014, compared with $15 million in the first three months of 2013. The tax benefit realized as a result of stock option exercises and restricted stock releases was $11 million in the first three months of 2014, compared with $9 million in the first three months of 2013.

As of March 31, 2014, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $65 million, of which $33 million (954 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2013.

10. BENEFIT PLANS

We have funded defined benefit plans in Japan and the United States, which cover substantially all of our full-time employees. Additionally, we maintain non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees.

We provide certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents ("other postretirement benefits"). The health care plan in contributory and unfunded. On October 1, 2013, a change was made to postretirement medical benefits to limit the eligibility for the benefits beginning January 1, 2014 to include the following: (1) active employees whose age plus service, in years, equals or exceeds 80 (rule of 80); (2) active employees who are age 55 or older and have met the 15 years of service requirement; (3) active employees who will meet the rule of 80 in the next five years; (4) active employees who are age 55 or older and who will meet the 15 years of service requirement within the next five years; and (5) current retirees. Effective October 1, 2013, this change was accounted for as a negative plan amendment and resulted in a reduction to the postretirement benefit obligation of approximately $51 million, with an offset to accumulated other comprehensive income (AOCI). Starting in the fourth quarter of 2013, this reduction is being amortized as a reduction to net periodic benefit cost over three years . The postretirement plan obligation was remeasured using a discount rate of 4.75% as of October 1, 2013. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$4	$4	$5	$5	$0	$2
Interest cost	2	2	7	7	0	1
Expected return on plan assets	(1)	(1)	(5)	(4)	0	0
Amortization of net actuarial loss	0	1	3	4	1	0
Amortization of prior service cost	0	0	0	0	(4)	0
Net periodic (benefit) cost	$5	$6	$10	$12	$(3)	$3

During the three months ended March 31, 2014, Aflac Japan contributed approximately $6 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2014) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

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

12. SUBSEQUENT EVENTS

In April 2014, we entered into foreign exchange forwards as an economic hedge on 5.0 billion yen of the profit repatriation expected to be received in July 2015.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2014 and 2013. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2013. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income comprises a large percentage of our business; in the first quarter of 2014, yen-denominated net income accounted for 82.2% of our total net earnings. Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot and weighted-average yen/dollar exchange rates at March 31, 2014 were 102.92 and 102.70, or 8.6% and 9.8% weaker than the March 31, 2013 spot and weighted-average yen/dollar exchange rates of 94.05 and 92.59, respectively. Reflecting the weaker yen/dollar exchange rate, revenues were $5.6 billion in the first quarter of 2014, compared with $6.2 billion in the first quarter of 2013. Net earnings were $732 million, or $1.60 per diluted share, compared with $892 million, or $1.90 per diluted share, in the first quarter of 2013.
Results in the first quarter of 2014 included pretax net realized investment losses of $46 million ($30 million after-tax), compared with net realized investment gains of $156 million ($102 million after-tax) in the first quarter of 2013. Net investment losses in the first quarter of 2014 included $3 million ($2 million after-tax) of other-than-temporary impairment losses; $41 million of net gains ($27 million after-tax) from the sale or redemption of securities; and $84 million of net losses ($55 million after-tax) from valuing derivatives. Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $1.9 billion at March 31, 2014, compared with a net unrealized gain of $1.0 billion at December 31, 2013.

In the first three months of 2014, we repurchased 6.5 million shares of our common stock in the open market for $415 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 95% of our assets and 74% of our liabilities are reported as of March 31, 2014, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31,2014. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2013.
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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions			Per Diluted Share
	Three Months Ended March 31,
	2014		2013	2014	2013
Operating earnings	$774		$790	$1.69	$1.69
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	25		42.05		.08
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(6)		(3)	(.01)	(.01)
Other derivative and hedging activities	(55)	(1)	63	(.12)	.14
Other and non-recurring income (loss)	(6)		0	(.01)	.00
Net earnings	$732		$892	$1.60	$1.90
(1) Excludes a gain of $6, after tax, in 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses

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

Securities Transactions and Impairments

During the three-month period ended March 31, 2014, we realized pretax investment gains, net of losses, of $41 million ($27 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $3 million ($2 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the three-month period ended March 31, 2013, we realized pretax investment gains, net of losses, of
$119 million ($77 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $55 million ($35 million after-tax) as a result of the recognition of other-than-temporary impairment losses.

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2014	2013
Corporate bonds	$3	$38
Sovereign and supranational	0	16
Equity securities	0	1
Total other-than-temporary impairment losses realized (1)	$3	$55
(1) Includes $0 and $1 for the three-month periods ended March 31, 2014 and 2013, respectively, for impairments due to severity and duration of decline in fair value and $3 and $54 for the three-month periods ended March 31, 2014 and 2013, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps, credit default swaps and interest rate swaps in VIEs that are consolidated; foreign currency forwards, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; foreign currency interest rate swaps associated with certain senior notes and our subordinated debentures; and an interest rate swap associated with our variable interest rate yen-denominated debt. During the three-month period ended March 31, 2014, we realized pretax investment losses, net of gains, of $84 million ($55 million after-tax), compared with pretax investment gains, net of losses, of $92 million ($60 million after-tax) for the same period in 2013, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 33.7% for the three-month period ended March 31, 2014, compared with 34.5% for the same period in 2013. The decline in the effective tax rate in the first quarter of 2014 was driven by tax benefits related to prior tax returns. We expect that the effective tax rate in future periods will return to a more normalized level of approximately 34% to 34.5%.
Earnings Guidance
Our objective for 2014 is to increase operating earnings per diluted share by 2% to 5% over 2013, excluding the effect of foreign currency translation. Our 2014 earnings per diluted share objective will benefit significantly from increased share repurchase activities, but will also be challenged by sizeable expenditures in both Japan and the U.S. to enhance our operational infrastructure and an increase in Japan's consumption tax, which rises from 5% to 8% starting in April 2014. Additionally, we estimate the reinsurance agreement entered into at the end of third quarter 2013 will reduce 2014 operating earnings per diluted share by approximately $.05. As the year progresses, we expect to see increased spending and higher benefit ratios than we experienced in the first quarter of 2014.
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

Assuming we achieve our earnings objective and the yen/dollar exchange rate averages 100 to 105, we would expect to report operating earnings of $6.06 to $6.40 per diluted share for the full year of 2014. Additionally, for the second quarter of 2014, using the same currency assumptions, we would expect operating earnings in the range of $1.54 to $1.68 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2014	2013
Net premium income	$3,560	$3,905
Net investment income:
Yen-denominated investment income	361	402
Dollar-denominated investment income	302	272
Net investment income	663	674
Other income (loss)	8	26
Total operating revenues	4,231	4,605
Benefits and claims, net	2,534	2,831
Operating expenses:
Amortization of deferred policy acquisition costs	164	163
Insurance commissions	221	247
Insurance and other expenses	379	375
Total operating expenses	764	785
Total benefits and expenses	3,298	3,616
Pretax operating earnings(1)	$933	$989
Weighted-average yen/dollar exchange rate	102.70	92.59

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Net premium income	(8.8)%	(5.9)%	1.4%	9.8%
Net investment income	(1.7)	(7.6)	9.4	7.3
Total operating revenues	(8.1)	(5.9)	2.2	9.7
Pretax operating earnings(1)	(5.7)	(4.8)	4.6	10.7
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 3.4% to 1.58 trillion yen as of March 31, 2014, compared with 1.52 trillion yen as of March 31, 2013. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $15.3 billion at March 31, 2014, compared with $16.2 billion a year ago.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 45% of Aflac Japan’s investment income in the first three months of 2014, compared with 40% a year ago. This percentage increase is due to our higher allocation to U.S. dollar-denominated investments. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 43% of Aflac Japan’s investment income during the first three months of 2014, compared with 37% a year ago.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	Three Months		Three Months
	2014	2013	2014	2013
Net investment income	9.4%	7.3%	4.5%	1.2%
Total operating revenues	2.2	9.7	1.5	8.4
Pretax operating earnings(1)	4.6	10.7	1.5	5.4
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2014	2013
Benefits and claims, net	59.9%	61.4%
Operating expenses:
Amortization of deferred policy acquisition costs	3.9	3.6
Insurance commissions	5.2	5.4
Insurance and other expenses	9.0	8.1
Total operating expenses	18.1	17.1
Pretax operating earnings(1)	22.0	21.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three-month period ended March 31, 2014, the benefit ratio decreased reflecting lower incurred claims and a change in the mix of business for new sales as we have seen a larger proportion of new sales from third sector products versus first sector products. The operating expense ratio increased primarily due to the change in mix of business for new sales. In total, the pretax operating profit margin improved compared with the same period in 2013. As the year progresses, we expect to see increased spending and higher benefit ratios than we experienced in the first quarter. For the full year of 2014, we anticipate the pretax operating profit margin to decline somewhat compared with 2013 as the impacts of challenges discussed in the Earnings Guidance subsection of this MD&A are realized.
Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2014	2013	2014	2013
New annualized premium sales	$269	$578	27.6	53.8
Increase (decrease) over prior year	(53.5)%	(12.2)%	(48.7)%	2.6%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2014	2013
Medical	35.4%	15.5%
Cancer	18.6	11.7
Ordinary life:
Child endowment	11.0	14.8
WAYS	17.9	42.3
Other ordinary life	9.2	11.7
Other	7.9	4.0
Total	100.0%	100.0%
As anticipated, Aflac Japan's total new annualized premium sales in the first quarter of 2014 were down significantly following difficult comparisons to the prior year when first sector sales increased dramatically ahead of a premium rate increase in April 2013 that was prompted by declines in interest rates. Aflac Japan’s first sector product sales were down 67.6%, which significantly contributed to Aflac Japan's overall new annualized premium sales decline of 48.7%. We continue to expect that for the second through fourth quarters of 2014, the sale of first sector products will be down slightly compared with 2013.
The foundation of Aflac Japan's portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 1.8% during the first quarter of 2014, compared with the same period in 2013. We have been focusing more on promotion of our cancer and medical products following the repricing of our first sector life products in April 2013. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At March 31, 2014, we had agreements to sell our products at 372 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. As expected, sales of the first sector WAYS product declined sharply in the first quarter of 2014, leading to a 63.7% decline in bank channel sales, compared with the first quarter of 2013. Bank channel sales accounted for 27.8% of new annualized premium sales in the first quarter of 2014 for Aflac Japan, compared with 39.2% during the first quarter of 2013.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 70.7% of total new annualized premium sales for Aflac Japan in the first quarter of 2014. During the three-month period ended March 31, 2014, we recruited more than 350 new sales agencies. At March 31, 2014, Aflac Japan was represented by more than 15,500 sales agencies and more than 126,200 licensed sales associates employed by those agencies.

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

Japanese Economy
The Bank of Japan's April 2014 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy continues to recover moderately. Public investment has continued to increase, while housing investment and private consumption have remained resilient, with some improvement observed in employment and income. The report projected that Japan's economy is expected to continue to recover moderately, while it will be affected by the front-loaded increase in demand prior to, and subsequent decline after, the consumption tax hike in April 2014. Exports are expected to increase moderately due to the improving overseas economies. As for domestic demand, public investment is expected to become relatively flat at a high level. Private consumption and housing investment are expected to remain resilient, while industrial production is expected to continue increasing moderately. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2013.
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

On January 16, 2014, Japan’s FSA issued a reporting order pursuant to Article 200, Paragraph 1 of the Insurance
Business Law to all insurance companies, including Aflac Japan, entitled “Regarding the Rectification, etc. of Insurance
Agency Employees.” Companies have been ordered to ascertain conditions on the ground regarding sales agents, facilitate the discontinuation of the practice of subcontracting (i.e., the use of non-employee contractors to sell insurance on behalf of insurance agencies), and report to the FSA no later than April 30, 2015. In light of the Company's current mix of distribution channels, the use of non-employee contractors is not a major channel for the Company in Japan.

In June 2013, a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime came into effect in March 2014, but is not expected to have a material impact on the Company's operations in Japan.
Aflac Japan Investments
The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has historically invested primarily in JGBs and privately issued securities. Privately issued securities generally have higher yields than those available on JGBs and other publicly traded debt instruments. All of the privately issued securities we have purchased were rated investment grade at the time of purchase. These securities were generally either privately negotiated arrangements or were issued with documentation consistent with standard medium-term note programs. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of our notes.

In order to address our challenge of investing in Japan's low-interest-rate environment and reduce the amount of privately issued securities in our overall portfolio, we have invested in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and have entered into foreign currency forwards to hedge the currency risk on the fair value of the U.S. dollar securities. We started this program as part of our strategic review of portfolio allocation, maintain it as part of our on-going portfolio allocation, and will allocate new money into the program based on multiple factors including market conditions, overall portfolio make-up, investment alternatives, needs of the business, and other factors.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2014 (1)	2013 (1)
New money yield	1.99%	3.03%
Return on average invested assets, net of investment expenses	2.76	2.84
Portfolio book yield, including dollar-denominated investments, end of period	2.86%	3.01%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-
traded corporate bonds.

Given the volatility in the U.S. interest rate environment, Aflac Japan did not purchase any additional U.S. dollar-denominated fixed maturities as part of the program discussed above during the last six months of 2013. However, we did resume purchasing investment-grade U.S. dollar-denominated securities during the first quarter of 2014. Despite resuming the purchase of higher yielding U.S. dollar investments, the majority of new money purchases in the first quarter of 2014 were JGBs, causing an overall decrease in the new money yield for the three-month period ended March 31, 2014, compared to the same period in 2013 when we purchased a substantial amount of U.S. dollar-denominated fixed maturities. We expect an increase in the proportion of investment-grade U.S. dollar-denominated securities new money purchases for the remainder of 2014.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2014	2013
Premium income	$1,294	$1,280
Net investment income	161	157
Other income	0	1
Total operating revenues	1,455	1,438
Benefits and claims	686	691
Operating expenses:
Amortization of deferred policy acquisition costs	130	120
Insurance commissions	145	144
Insurance and other expenses	191	202
Total operating expenses	466	466
Total benefits and expenses	1,152	1,157
Pretax operating earnings(1)	$303	$281
Percentage change over previous period:
Premium income	1.1%	4.0%
Net investment income	2.5	3.4
Total operating revenues	1.2	3.9
Pretax operating earnings(1)	7.9	3.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 1.4% to $5.5 billion as of March 31, 2014, compared with $5.4 billion as of March 31, 2013.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2014	2013
Benefits and claims	47.1%	48.0%
Operating expenses:
Amortization of deferred policy acquisition costs	8.9	8.3
Insurance commissions	10.0	10.0
Insurance and other expenses	13.2	14.2
Total operating expenses	32.1	32.5
Pretax operating earnings(1)	20.8	19.5
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three-month period ended March 31, 2014, the benefit ratio and operating expense ratio decreased reflecting lower incurred claims and lower expenses. This resulted in an improvement in the pretax operating profit margin compared with the same period in 2013. As the year progresses, we expect to see increased spending and higher benefit ratios than we experienced in the first quarter. For the full year of 2014, we anticipate operating ratios to be fairly stable compared to 2013.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2014	2013
New annualized premium sales	$318	$332
Increase (decrease) over prior year	(4.4)%	(5.2)%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2014	2013
Income-loss protection:
Short-term disability	21.6%	21.3%
Life	6.2	5.4
Asset-loss protection:
Accident	27.9	27.2
Critical care(1)	21.1	20.8
Supplemental medical:
Hospital indemnity	16.8	16.0
Dental/vision	6.4	6.4
Other	0.0	2.9
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, decreased 2.0%, short-term disability sales decreased 3.1%, critical care insurance sales (including cancer insurance) decreased 3.3%, and hospital indemnity insurance sales increased .8% in the first quarter of 2014, compared with the same period in 2013.
As part of our U.S. sales strategy, we continue to focus on growing and enhancing the effectiveness of our U.S. sales force. As of March 31, 2014, our distribution network was made up of more than 73,300 licensed sales associates and brokers. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.

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
Although we remain somewhat cautious in the short-term sales outlook for Aflac U.S. due to the economic environment and uncertainty created by the introduction of health care reform, our longer-term view has not changed. With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac's voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for our products remains very strong, and we continue to work on enhancing our distribution capabilities to access employers of all sizes, including initiatives that benefit our field force and the broker community. At the same time, we are seeking opportunities to leverage our brand strength and attractive product portfolio in the evolving health care environment. For the full year of 2014, our objective is for Aflac U.S. new annualized premium sales to be in the range of flat to up 5%.
U.S. Economy
Operating in the U.S. economy continues to be challenging. While ongoing uncertainty around health care reform implementation has prompted many businesses and consumers to postpone decisions related to health care coverage, we believe that the need for our products remains strong, and that the United States remains a sizeable and attractive market for our products.

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

On December 10, 2013, five U.S. financial regulators adopted a final rule implementing the "Volcker Rule," which was created by Section 619 of the Dodd-Frank Act. The Volcker Rule generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds." The final rule became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015. In response to industry questions regarding the final Volcker Rule, the five U.S. financial regulators, which included the Office of the Comptroller of the Currency (OCC); the Federal Reserve; the Federal Deposit Insurance Corporation (FDIC); the SEC and the U.S. Commodity Futures Trading Commission (CFTC), issued a clarifying interim final rule on January 14, 2014 that permits banking entities to retain interests in certain collateralized debt obligations (CDOs) backed by trust preferred securities if the CDO meets certain requirements.

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

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2014	2013
New money yield	4.33%	3.69%
Return on average invested assets, net of investment expenses	5.54	5.86
Portfolio book yield, end of year	5.96%	6.19%

The increase in the Aflac U.S. new money yield is primarily due to the increase in interest rates experienced throughout the period, partially offset by tightening credit spreads. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2014, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2013.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	102.92		105.39
Investments and cash	$110,493	$1,730	$108,763
Deferred policy acquisition costs	8,965	141	8,824
Total assets	123,292	1,923	121,369
Policy liabilities	92,890	1,961	90,929
Total liabilities	107,616	2,139	105,477
(1)The exchange rate at March 31, 2014, was 102.92 yen to one dollar, or 2.3% stronger than the December 31, 2013, exchange rate of 105.39.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2014	December 31, 2013	March 31, 2014		December 31, 2013
Securities available for sale, at fair value:
Fixed maturities	$51,906	$46,448	$12,022	(1)	$11,290	(1)
Perpetual securities	2,903	2,839	113		108
Equity securities	21	21	0		0
Total available for sale	54,830	49,308	12,135		11,398
Securities held to maturity, at amortized cost:
Fixed maturities	40,858	44,415	0		0
Total held to maturity	40,858	44,415	0		0
Total investment securities	$95,688	$93,723	$12,135		$11,398
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $353 in 2014 and $332 in
2013.
Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.
Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $72.5 billion, at amortized cost, at March 31, 2014. However, Aflac Japan also owns dollar-denominated securities of $13.3 billion, at amortized cost, whose fair value is hedged against currency risk as well as $8.2 billion of securities, at amortized cost, that are not hedged as of March 31, 2014. Due to this investment allocation, yen-denominated investment income accounted for 55% of Aflac Japan's investment income during the three-month period ended March 31, 2014, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2014, we have entered into foreign exchange forwards as part of a hedging strategy on 52.5 billion yen. Subsequent to the end of the first quarter, in April 2014, we further hedged foreign exchange risk for a portion of the expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2015 using foreign exchange forwards as part of a hedging strategy on 5.0 billion yen.
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into a foreign currency forward contract to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 40 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
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

(In millions)	March 31, 2014			December 31, 2013
Yen/dollar exchange rates	87.92	102.92(1)	117.92	90.39	105.39(1)	120.39
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$32,551	$27,807	$24,269	$27,893	$23,923	$20,942
Fixed maturities - consolidated variable interest entities(3)	2,105	1,799	1,570	2,419	2,075	1,816
Perpetual securities	2,806	2,397	2,092	2,734	2,345	2,053
Perpetual securities - consolidated variable interest entities(3)	457	391	341	443	380	333
Equity securities	20	17	15	20	17	15
Securities held to maturity:
Fixed maturities	47,544	40,615	35,448	51,509	44,178	38,673
Fixed maturities - consolidated variable interest entities(3)	284	243	212	277	237	208
Cash and cash equivalents	450	383	335	479	411	360
Derivatives	2,240	523	792	1,467	488	737
Other financial instruments	178	152	132	166	143	125
Subtotal	88,635	74,327	65,206	87,407	74,197	65,262
Liabilities:
Notes payable	835	715	624	814	699	611
Derivatives	591	358	2,243	489	837	2,504
Subtotal	1,426	1,073	2,867	1,303	1,536	3,115
Net yen-denominated financial instruments	87,209	73,254	62,339	86,104	72,661	62,147
Other yen-denominated assets	9,173	7,836	6,839	9,327	8,000	7,003
Other yen-denominated liabilities	105,868	90,438	78,934	104,704	89,801	78,613
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,486)	$(9,348)	$(9,756)	$(9,273)	$(9,140)	$(9,463)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at March 31, 2014, and December 31, 2013, would be as follows:

(In millions)	March 31, 2014	December 31, 2013
Effect on yen-denominated debt and perpetual securities	$(10,073)	$(9,337)
Effect on dollar-denominated debt and perpetual securities	(3,245)	(3,021)
Effect on total debt and perpetual securities	$(13,318)	$(12,358)
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

Interest rate swaptions are options on interest rate swaps. We have entered into interest rate collars, combinations of two swaption positions, in order to hedge certain dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. We use collars to protect against significant changes in the fair value associated with interest rate changes of our dollar-denominated available-for-sale securities. In order to maximize the efficiency of the collars while minimizing cost, we set the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg’.

Periodically, depending on general economic conditions, we may enter into other derivative transactions to hedge interest rate risk.
For further information on our interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 9 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2013.
Credit Risk
A significant portion of our investment portfolio consists of debt securities or perpetual securities that expose us to the credit risk of the underlying issuer. We carefully evaluate this risk on every new investment and closely monitor the credit risk of our existing investment portfolio. We incorporate the needs of our products and liabilities, the overall requirements of the business, and other factors in addition to our underwriting of the credit risk for each investment in the portfolio.

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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013	Three Months Ended March 31, 2013
AAA	1.3%	.6%	.2%
AA	72.6	74.2	46.6
A	11.8	12.6	25.3
BBB	13.0	11.0	25.6
BB or lower	1.3	1.6	2.3
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AA rated securities in the first quarter of 2014 and the full year of 2013 was primarily due to the purchase of JGBs. The relatively higher purchases of A rated and BBB rated securities in the first quarter of 2013 was related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities in 2014 and 2013 were for a program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.4%	1.3%	1.4%	1.4%
AA	45.8	46.3	46.7	47.5
A	23.8	24.3	23.4	23.7
BBB	25.0	24.3	24.4	23.6
BB or lower	4.0	3.8	4.1	3.8
Total	100.0%	100.0%	100.0%	100.0%
As of March 31, 2014, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at March 31, 2014, and December 31, 2013. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II (LTII) securities are debt instruments with fixed maturities. Our Upper Tier II (UTII) and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	March 31, 2014		December 31, 2013
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$98,354	93.5%	$97,165	93.5%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,220	3.1	3,156	3.1
Tier I(1)	141	.1	139	.1
Surplus notes	332	.3	330	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.0	51	.0
Total fixed maturities	3,829	3.6	3,761	3.6
Perpetual securities (economic maturity date):
Upper Tier II	1,967	1.9	1,920	1.9
Tier I	876	.8	858	.8
Other subordinated - non-banks	214	.2	209	.2
Total perpetual securities	3,057	2.9	2,987	2.9
Total debt and perpetual securities	$105,240	100.0%	$103,913	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.
Investment Concentrations
One of our largest investment concentrations as of March 31, 2014, was banks and financial institutions. Approximately 15% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at March 31, 2014 and December 31, 2013. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at March 31, 2014, based on amortized cost, was: Europe, excluding the United Kingdom (30%); United States (27%); Australia (8%); Japan (8%); United Kingdom (8%); and other (19%).
Our 20 largest global investment exposures as of March 31, 2014, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$41,251	39.20%	Senior	Aa3	AA-	A+
Republic of South Africa	590.56	Senior	Baa1	BBB	BBB
Bank of America Corp. (includes Merrill Lynch)	439.42
Bank of America Corp.	243.23	Senior	Baa2	A-	A
Bank of America Corp.	194.19	Lower Tier II	Baa3	BBB+	BBB+
Bank of America NA	2.00	Senior	A2	A	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	437.42
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	437.42	Lower Tier II	A1	A	A-
Investcorp SA	409.39
Investcorp Capital Limited	409.39	Senior	Ba2	—	BB
Metlife Inc.	396.38
Metropolitan Life Global Fund	243.23	Senior	Aa3	AA-	A+
Metlife Inc	151.14	Senior	A3	A-	A-
Metropolitan Life Global Funding I	2.01	Senior	Aa3	AA-	—
Deutsche Bank AG	389.37
Deutsche Postbank AG	233.22	Lower Tier II	Baa3	—	A-
Deutsche Bank Capital Trust II	141.13	Tier I	Ba2	BBB-	BBB-
Deutsche BK CAP FDG Capital Trust I	15.02	Tier I	Ba2	BBB-	BBB-
National Grid PLC	389.37
National Grid Gas PLC	195.19	Senior	A3	A-	A
National Grid Electricity Transmission PLC	194.18	Senior	A3	A-	A
Telecom Italia SpA	389.37
Telecom Italia Finance SA	195.19	Senior	Ba1	BB+	BBB-
Olivetti Finance NV	194.18	Senior	Ba1	BB+	BBB-
Sumitomo Mitsui Financial Group Inc.	389.37
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	243.23	Upper Tier II	A2	BBB+	—
Sumitomo Mitsui Banking Corporation	97.09	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation	49.05	Upper Tier II	A2	BBB+	—
JP Morgan Chase & Co. (including Bear Stearns)	386.37
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	343.33	Senior	A3	A	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	A
JPMorgan Chase & Co. (FNBC)	15.01	Senior	Aa1	A+	—
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A2	A	A
Citigroup Inc.	364.35
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	291.27	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	72.07	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.01	Lower Tier II	Baa3	BBB+	A-
Banobras	360.34	Senior	A3	BBB+	BBB+
Deutsche Telekom AG	343.33
Deutsche Telekom AG	291.28	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	52.05	Senior	Baa1	BBB+	BBB+
Petroleos Mexicanos (Pemex)	343.33
Pemex Proj FDG Master TR	291.28	Senior	Baa1	BBB+	BBB+
Pemex Finance LTD	52.05	Senior	Baa1	A-	A+
Sultanate of Oman	340.32	Senior	A1	A	—
Koninklijke Ahold NV	335.32
Koninklijke Ahold NV	320.31	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.01	Senior	Baa3	BBB	—
Nordea Bank AB	327.31
Nordea Bank AB	249.24	Tier I	Baa3	BBB+	BBB+
Nordea Bank Finland	77.07	Upper Tier II	Baa2	A-	A-
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
German Agency Banks	326.31
Landwirtschaftliche Rentenbank	243.23	Lower Tier II	Aaa	AAA	AAA
KfW	83.08	Senior	Aaa	AAA	AAA
SLM Corp (Sallie Mae)	321.31	Senior	Ba1	BBB-	BB+
Subtotal	$48,523	46.14%
Total debt and perpetual securities	$105,240	100.00%
(1) JGBs or JGB-backed securities
(2) We consider MidAmerican Energy Company and Burlington Northern Santa Fe, LLC holdings distinct from those of their parent company Berkshire Hathaway and believe it appropriate to report them separately. If aggregated, our total exposure under the Berkshire Hathaway family of companies would have been $394 million and would have placed them among our top 10 exposures.

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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	March 31, 2014		December 31, 2013
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$44,539	42.3%	$45,224	43.5%
United States and Canada	29,619	28.1	28,167	27.1
United Kingdom	3,452	3.3	3,385	3.3
Germany	3,139	3.0	3,070	2.9
France	2,128	2.0	2,085	2.0
Peripheral Eurozone	3,442	3.3	3,365	3.2
Portugal	235.2		230.2
Italy	1,960	1.9	1,914	1.8
Ireland	419.4		410.4
Spain	828.8		811.8
Nordic Region	2,623	2.5	2,564	2.5
Sweden	1,135	1.1	1,109	1.1
Norway	654.6		641.6
Denmark	389.4		380.4
Finland	445.4		434.4
Other Europe	3,380	3.2	3,313	3.2
Netherlands	1,879	1.8	1,838	1.8
Switzerland	239.2		236.2
Czech Republic	486.5		474.5
Austria	322.3		315.3
Belgium	260.2		254.2
Poland	194.2		196.2
Asia excluding Japan	4,254	4.1	4,163	4.0
Africa and Middle East	2,532	2.4	2,579	2.5
Latin America	2,985	2.8	2,911	2.8
Australia	2,645	2.5	2,594	2.5
All Others	502.5		493.5
Total debt and perpetual securities	$105,240	100.0%	$103,913	100.0%

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

We had no direct exposure to Greece or Cyprus as of March 31, 2014 and December 31, 2013. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

March 31, 2014
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$225	$169	$225	$169
Italy:
Public utilities	0	0	0	0	14	18	14	18
Other corporate	0	0	0	0	498	469	498	469
Portugal:
Public utilities	7	8	131	141	97	91	235	240
Spain:
Sovereign	0	0	0	0	64	130	64	130
Banks/financial institutions	35	38	0	0	0	0	35	38
Other corporate	0	0	0	0	195	194	195	194
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	194	139	194	139
Italy:
Sovereign	0	0	0	0	243	217	243	217
Banks/financial institutions	0	0	0	0	146	129	146	129
Public utilities	0	0	0	0	719	725	719	725
Other corporate	0	0	0	0	340	335	340	335
Spain:
Public utilities	0	0	0	0	340	330	340	330
Other corporate	0	0	0	0	194	203	194	203
Total gross and net funded exposure	$42	$46	$131	$141	$3,269	$3,149	$3,442	$3,336

December 31, 2013
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$220	$164	$220	$164
Italy:
Public utilities	0	0	0	0	14	17	14	17
Other corporate	0	0	0	0	487	434	487	434
Portugal:
Public utilities	7	8	128	134	95	89	230	231
Spain:
Sovereign	0	0	0	0	62	113	62	113
Banks/financial institutions	35	38	0	0	0	0	35	38
Other corporate	0	0	0	0	192	181	192	181
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	190	141	190	141
Italy:
Sovereign	0	0	0	0	237	199	237	199
Banks/financial institutions	0	0	0	0	142	121	142	121
Public utilities	0	0	0	0	702	682	702	682
Other corporate	0	0	0	0	332	319	332	319
Spain:
Public utilities	0	0	0	0	332	298	332	298
Other corporate	0	0	0	0	190	188	190	188
Total gross and net funded exposure	$42	$46	$128	$134	$3,195	$2,946	$3,365	$3,126

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% of total investments in the banks and financial institutions sector at March 31, 2014 and December 31, 2013, and 1% of total investments in debt and perpetual securities at March 31, 2014 and December 31, 2013.

European sovereign debt crisis - monitoring and mitigating exposure

During most of 2011, we saw the European sovereign crisis persist and escalate. Our internal team of experienced credit professionals has continued to monitor the impact of the crisis on our individual investment holdings' overall credit quality. Our analysis includes factors beyond a baseline assessment of a company's assets, operations, financial statements, and credit metrics that may provide support for the instruments we own. Specifically, for our investments in European banks and financial institutions, we monitor the importance of the issuer to its local financial system, the likelihood of government support, and our investment's position in the capital structure of the issuer. For our investments in European utilities, we monitor the role of the issuer in its local economy as a provider of necessary infrastructure, and we monitor the value of the underlying assets owned by the issuer. For our investment in European corporates, industrials, and other commercial entities, we monitor the general credit quality of the issuer, the geographical mix of the issuer's customers (i.e. domestic vs. foreign), the geographical breakdown of the issuer's assets (i.e. domestic versus foreign), the value of the underlying assets owned by the issuer, capitalization of the issuer, and overall profitability and cash generation ability of the issuer. We monitor NRSRO actions and the likely actions for our investment exposures, as well as overall market conditions. By performing these analyses, we make a determination on the probability of timely payment of principal and interest of the issuers of our investments.

Some of our peripheral Eurozone fixed income investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness. As of March 31, 2014, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Apart from our direct investments in peripheral Eurozone sovereign debt totaling $307 million, our other exposures as of March 31, 2014 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $600 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.5 billion, core Eurozone1 banks and financial institutions of $2.7 billion, core Eurozone non-banks (excluding sovereigns) of $4.9 billion, core Eurozone sovereigns of $569 million, and non-Eurozone2 holdings throughout the balance of Europe of $6.5 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis are not possible to measure and include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

Although by most measures the crisis in Europe has stabilized and is showing signs of improvement, we continue to monitor the situation closely. Among the areas that we believe warrant continued attention include the heightened interrelationship between political, monetary, fiscal, and economic forces; the pace of underlying structural reforms; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Eurozone. See the following discussion regarding steps that management has taken in the past several years to reduce our investment exposure to Europe.
Portfolio Risk Management

In response to the financial crisis, we undertook a significant derisking program in 2011 and 2012 to reduce significant concentrations within our investment portfolio, most notably perpetual securities and peripheral Eurozone issuers. While we have completed the majority of our derisking activities, we remain diligent in monitoring our portfolio and continually evaluate opportunities to manage risk within our portfolio, including those from concentrated positions. In the first quarter of 2014, we further reduced exposure to two of our historically largest investment holdings by selling $38 million of our investment in Israel Electric and $66 million of our investment in Republic of Tunisia, at amortized cost. As of March 31, 2014, both of these issuers were current on their obligations to us, and we believe they have the ability to meet their obligations to us. We will continue evaluating such opportunities to improve the risk profile of our portfolio.
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

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	March 31, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$70,727	$74,410	$69,934	$72,179
Perpetual securities	119	152	117	150
Equity securities	9	14	9	14
Total publicly issued	70,855	74,576	70,060	72,343
Privately issued securities:
Fixed maturities	31,456	32,687	30,992	31,737
Perpetual securities	2,938	2,864	2,870	2,797
Equity securities	8	7	8	7
Total privately issued	34,402	35,558	33,870	34,541
Total investment securities	$105,257	$110,134	$103,930	$106,884

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2014	December 31, 2013
Privately issued securities as a percentage of total debt and perpetual securities	32.7%	32.6%
Privately issued securities held by Aflac Japan	$31,567	$31,040
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	30.0%	29.9%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2014	December 31, 2013
Privately issued reverse-dual currency securities	$7,257	$7,087
Publicly issued collateral structured as reverse-dual currency securities	2,210	2,348
Total reverse-dual currency securities	$9,467	$9,435
Reverse-dual currency securities as a percentage of total debt and perpetual securities	9.0%	9.1%
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

Below-Investment-Grade and Split-Rated Securities

We use specific criteria to judge the credit quality of both existing and prospective investments. The ratings referenced in the tables below are based on the ratings designations provided by the major credit rating agencies
(Moody's, S&P, and Fitch) or, if not rated, are determined based on our internal credit analysis of such securities. When the ratings issued by the rating agencies differ, we utilize the second lowest rating, regardless of how many of the three rating agencies actually rated the instrument. Split-rated securities are those where the ratings are not equivalent and one or more of the ratings is investment grade and one or more is below investment grade. For these split-rated securities, if there are only two ratings assigned by the credit rating agencies, we take the lower below-investment-grade rating. If there are three ratings assigned, and two of the three are below investment grade, we consider it a below-investment grade security. If there are three ratings and two are investment grade, we consider it an investment grade security unless our evaluation and assessment shows a below-investment-grade rating is warranted despite two of the three rating agencies rating it investment grade.
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded using the above described methodology.
Below-Investment-Grade Securities(1)

	March 31, 2014				December 31, 2013
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$410	$409	$367	$(42)	$401	$401	$327	$(74)
Telecom Italia SpA	389	389	352	(37)	380	380	328	(52)
Commerzbank AG (includes Dresdner Bank)	389	250	352	102	380	244	336	92
Israel Electric Corporation Limited	379	286	291	5	417	316	316	0
Republic of Tunisia	360	217	235	18	446	275	284	9
SLM Corp (Sallie Mae)	321	321	234	(87)	314	314	227	(87)
UPM-Kymmene	301	301	243	(58)	294	294	233	(61)
KLM Royal Dutch Airlines	291	214	229	15	285	209	209	0
Societe Generale (2)	243	217	199	(18)	237	212	198	(14)
Bank of Ireland	194	194	138	(56)	190	190	134	(56)
Generalitat de Catalunya	175	64	130	66	171	63	113	50
Energias de Portugal SA (EDP)	139	138	149	11	137	135	142	7
IKB Deutsche Industriebank AG	126	53	53	0	123	55	55	0
Tokyo Electric Power Co., Inc.	125	126	127	1	163	164	166	2
Redes Energeticas Nacionais SGPS,S.A. (REN)	97	97	91	(6)	95	95	89	(6)
Barclays Bank PLC (2)	64	47	64	17	64	47	62	15
Landesbank Baden-Wurttemberg (LBBW)	63	63	56	(7)	*	*	*	*
Sparebanken Vest (2)	60	60	56	(4)	60	60	52	(8)
Other Issuers (below $50 million in par value) (3)	371	376	373	(3)	367	359	354	(5)
Total	$4,497	$3,822	$3,739	$(83)	$4,524	$3,813	$3,625	$(188)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Includes perpetual security
(3) Includes 16 issuers in 2014 and 15 issuers in 2013
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Telecom Italia SpA	$389	Below Investment Grade
SLM Corp. (Sallie Mae)	321	Below Investment Grade
Israel Electric Corporation Limited	286	Below Investment Grade
Lloyds Banking Group PLC	277	Investment Grade
Commerzbank AG (includes Dresdner Bank)	250	Below Investment Grade
Societe Generale(1)	217	Below Investment Grade
Bank of Ireland	194	Below Investment Grade
Barclays Bank PLC(1)(2)	167	Below Investment Grade/ Investment Grade
Deutsche Bank Capital Trust II & Capital Funding Trust I(1)	156	Investment Grade
Energias de Portugal SA (EDP)	138	Below Investment Grade
(1) Includes perpetual security
(2) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($120 million amortized cost) are IG and the Tier I holdings ($47 million amortized cost) are BIG

We invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $460 million at March 31, 2014, compared with $451 million at December 31, 2013, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.6% of total debt and perpetual securities at March 31, 2014, compared with 3.7% at December 31, 2013, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at March 31, 2014 and December 31, 2013 were generally reported as available for sale and carried at fair value.

Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $3.0 billion as of March 31, 2014, compared with $2.7 billion as of December 31, 2013, and represented 2.9% of total debt and perpetual securities, at amortized cost, at March 31, 2014, compared with 2.6% at December 31, 2013.

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of March 31, 2014.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$60,122	$63,090	57.3%	$4,131	$1,163
Below-investment-grade securities	4,260	4,207	3.8	298	351
Held-to-maturity securities:
Investment-grade securities	40,858	42,816	38.9	2,464	506
Total	$105,240	$110,113	100.0%	$6,893	$2,020

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of March 31, 2014.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$18,910	$1,163	$2,290	$16	$9,634	$485	$6,986	$662
Below- investment-grade securities	2,037	351	104	2	92	5	1,841	344
Held-to-maturity securities:
Investment-grade securities	7,395	506	1,895	58	360	2	5,140	446
Total	$28,342	$2,020	$4,289	$76	$10,086	$492	$13,967	$1,452
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of March 31, 2014.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$18,910	$1,163	$18,320	$1,024	$590	$139	$0	$0
Below- investment-grade securities	2,037	351	1,438	185	599	166	0	0
Held-to-maturity securities:
Investment-grade securities	7,395	506	7,074	423	321	83	0	0
Total	$28,342	$2,020	$26,832	$1,632	$1,510	$388	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2014.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
SLM Corp (Sallie Mae)	BB	$321	$234	$(87)
UPM-Kymmene	BB	301	243	(58)
Bank of Ireland	BB	194	138	(56)
DEPFA Bank PLC	BBB	224	170	(54)
Kommunal Landspankasse (KLP) (1)	BBB	238	185	(53)
Investcorp Capital Limited	BB	409	367	(42)
AXA (1)	BBB	313	271	(42)
Nordea Bank AB	BBB	327	290	(37)
Telecom Italia SpA	BB	389	352	(37)
Bank of America Corp	A	439	408	(31)
(1) Includes perpetual security

The declines in the fair values noted above were a result of changes in interest rates, movement in the yen/dollar exchange rate, and/or changes in credit spreads driven by the issuer’s underlying credit quality. As we believe these issuers have the ability to continue making timely payments of principal and interest, we view these changes in fair value to be temporary and do not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

Investment Valuation and Cash
We estimate the fair values of our securities on a monthly basis. We monitor the estimated fair values obtained from our custodian, pricing vendors and brokers for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuations and Classifications Subcommittee, or VCS. Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. We have performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.
Cash and cash equivalents totaled $2.0 billion, or 1.8% of total investments and cash, as of March 31, 2014, compared with $2.5 billion, or 2.3%, at December 31, 2013. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2014	December 31, 2013	% Change
Aflac Japan	$5,995	$5,819	3.0%	(1)
Aflac U.S.	2,970	2,979	(.3)
Total	$8,965	$8,798	1.9%
(1)Aflac Japan’s deferred policy acquisition costs increased .6% in yen during the three months ended March 31, 2014.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2014	December 31, 2013	% Change
Aflac Japan	$83,683	$80,302	4.2%	(1)
Aflac U.S.	9,205	9,098	1.2
Other	2	2	.0
Total	$92,890	$89,402	3.9%
(1)Aflac Japan’s policy liabilities increased 1.8% in yen during the three months ended March 31, 2014.
Notes Payable
Notes payable totaled $4.9 billion at March 31, 2014 and December 31, 2013. The ratio of adjusted debt to total capitalization was 23.6% as of March 31, 2014, compared with 24.3% as of December 31, 2013. Adjusted debt is the sum of gross notes payable, less 50% of our subordinated debentures and the portion of our senior notes designated as pre-funding of our 2014 maturities. Total capitalization is the sum of adjusted debt plus shareholders' equity, excluding the unrealized gains and losses on investment securities and derivatives. See Note 7 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 10 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.
Policyholder Protection Corporation
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On December 27, 2011, Japan's FSA announced the plans to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012 to extend the government's fiscal support framework, and the legislation was approved on March 30, 2012. On March 6, 2014, the LIPPC announced changes to its Articles of Incorporation stating that effective April 2014, the annual LIPPC contribution amount for the total life industry will be lowered from 40 billion yen to 33 billion yen.
In June 2013, a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime came into effect in March 2014, but is not expected to have a material impact on the Company's operations in Japan.
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three-month periods ended March 31, 2014 and 2013, respectively.
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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	March 31, 2014	December 31, 2013
Aflac Japan net assets	$13,832	$12,315
Aflac Japan unhedged dollar-denominated net assets	(7,616)	(7,621)
Consolidated yen-denominated net assets (liabilities)	$6,216	$4,694

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $1.2 billion as of March 31, 2014 and partially hedged at $1.1 billion as of December 31, 2013.
Cash Flow Hedges
We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of March 31, 2014, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three-month periods ended March 31, 2014 and 2013.
Fair Value Hedges
We have entered into foreign currency forwards to mitigate the foreign exchange risk associated with new investments in U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
We have entered into interest rate swaptions to mitigate the interest rate risk associated with our U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.
Off-Balance Sheet Arrangements

As of March 31, 2014, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac to Parent Company

(In millions)	2014	2013
Dividends declared or paid by Aflac	$269	$163
Management fees paid by Aflac	75	89
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. We filed a shelf registration statement with the SEC in May 2012 that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2015. In March 2014, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through March 2016. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. As of March 31, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and line of credit at March 31, 2014. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2014	2013
Operating activities	$1,615	$3,832
Investing activities	(2,123)	(3,085)
Financing activities	(32)	(156)
Exchange effect on cash and cash equivalents	(9)	(36)
Net change in cash and cash equivalents	$(549)	$555
Operating Activities
The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2014	2013
Aflac Japan	$1,340	$3,486
Aflac U.S. and other operations	275	346
Total	$1,615	$3,832
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2014	2013
Aflac Japan	$(2,033)	$(2,918)
Aflac U.S. and other operations	(90)	(167)
Total	$(2,123)	$(3,085)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the three-month periods ended March 31, 2014 and 2013.
Financing Activities
Consolidated cash used by financing activities was $32 million in the first three months of 2014, compared with consolidated cash used by financing activities of $156 million for the same period of 2013.

Cash returned to shareholders through dividends and treasury stock purchases was $584 million during the three-month period ended March 31, 2014, compared with $315 million during the three-month period ended March 31, 2013.

We were in compliance with all of the covenants of our notes payable and line of credit at March 31, 2014.
The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2014	2013
Treasury stock purchases	$421	$156
Number of shares purchased:
Open market	6,535	2,979
Other	110	124
Total shares purchased	6,645	3,103

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2014	2013
Stock issued from treasury:
Cash financing	$16	$19
Noncash financing	18	18
Total stock issued from treasury	$34	$37
Number of shares issued	686	803
During the first three months of 2014, we repurchased 6.5 million shares of our common stock for $415 million as part of our share repurchase program. As of March 31, 2014, a remaining balance of 42.7 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors in 2008 and 2013. We currently plan to purchase $800 million to $1 billion of our common stock in 2014.

Cash dividends paid to shareholders were $.37 per share in the first quarter of 2014, compared with $.35 per share in the first quarter of 2013. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2014	2013
Dividends paid in cash	$163	$159
Dividends through issuance of treasury shares	7	6
Total dividends to shareholders	$170	$165

In April 2014, the board of directors declared the second quarter cash dividend of $.37 per share. The dividend is payable on June 2, 2014, to shareholders of record at the close of business on May 21, 2014.
Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. While we have not yet finalized out statutory financial statements, we estimate that Aflac's RBC ratio as of March 31, 2014 exceeded 775%. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2014 in excess of $2.4 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. We have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We have undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. We employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also have interest rate swaptions to mitigate increases in U.S. interest rates and the related impact to the available-for-sale investment portfolio in Japan. (See Notes 3, 4, and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013 for additional information on our investment strategies and hedging activities, respectively.) While we have not yet completed our FSA financial statements for the first quarter of 2014, we estimate that as of March 31, 2014, Aflac Japan's SMR was above 750%.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2014	2013
Aflac Japan management fees paid to Parent Company	$12	$10
Expenses allocated to Aflac Japan	26	28
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in our annual report to shareholders for the year ended December 31, 2013.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2014, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,218,667		$64.24	3,217,000	45,993,020
February 1 - February 28	3,113,966		62.45	3,008,016	42,985,004
March 1 - March 31	311,944		64.60	310,000	42,675,004
Total	6,644,577	(2)	$63.42	6,535,016	42,675,004	(1)
(1)The total remaining shares available for purchase at March 31, 2014, consisted of: (1) 2,675,004 shares related to a share repurchase authorization by the board of directors in 2008 and (2) 40,000,000 shares related to a share repurchase authorization by the board of directors in 2013.
(2)During the first quarter of 2014, 109,561 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

10.4*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.5*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.6*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009.
10.7*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.8*	-
First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.9*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.10*	-	Aflac Incorporated Sales Incentive Plan – incorporated by reference from 2007 Form 10-K, Exhibit 10.8 (File No. 001-07434).
10.11*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.12*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.13*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.14*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.15*	-
Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.16*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.17*	-
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

10.21*	-
U.S. Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.20 (File No. 001-07434).

10.22*	-
Japan Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.21 (File No. 001-07434).

10.23*	-
Notice of time based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.24*	-
Notice of performance based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.23 (File No. 001-07434).

10.25*	-
U.S. Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.24 (File No. 001-07434).

10.26*	-
Japan Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.25 (File No. 001-07434).

10.27*	-
U.S. Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.26 (File No. 001-07434).

10.28*	-
Japan Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.27 (File No. 001-07434).

10.29*	-
U.S. Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28 (File No. 001-07434).

10.30*	-
Japan Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29 (File No. 001-07434).

10.31*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.32*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.33*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.34*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.35*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.36*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.37*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.39*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.40*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.41*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated March 7, 2012 - incorporated by reference from Form 10-Q for March 31, 2012, Exhibit 10.36 (File No. 001-07434).
10.42*	-
Aflac Incorporated Employment Agreement with Joey Loudermilk, dated September 12, 1994 and as amended December 10, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.43*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.44*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.46*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012 – incorporated by reference from 2012 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.47*	-	Aflac Incorporated Employment Agreement with Eric Kirsch, effective November 1, 2011.
10.48*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 10, 2012.
10.49*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated January 1, 2014.
10.50*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 2, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 2, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 2, 2014, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 2, 2014	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

May 2, 2014	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer