Form 10-Q
period 2014-06-30
AFLAC INC
filed 2014-08-05
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 28, 2014
Common Stock, $.10 Par Value	453,045,872

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2014

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2014, and 2013, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2014, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2014, and 2013, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 5, 2014

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2014	2013	2014	2013
Revenues:
Net premiums, principally supplemental health insurance	$4,888	$5,013	$9,742	$10,197
Net investment income	843	813	1,670	1,646
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(28)	0	(31)	(55)
Sales and redemptions	97	86	138	205
Derivative and other gains (losses)	33	115	(51)	207
Total realized investment gains (losses)	102	201	56	357
Other income	5	17	10	52
Total revenues	5,838	6,044	11,478	12,252
Benefits and expenses:
Benefits and claims, net	3,293	3,411	6,513	6,932
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	276	251	570	534
Insurance commissions	369	378	735	770
Insurance expenses	537	529	1,071	1,063
Interest expense	81	69	161	140
Other operating expenses	44	48	86	94
Total acquisition and operating expenses	1,307	1,275	2,623	2,601
Total benefits and expenses	4,600	4,686	9,136	9,533
Earnings before income taxes	1,238	1,358	2,342	2,719
Income taxes	428	469	800	938
Net earnings	$810	$889	$1,542	$1,781
Net earnings per share:
Basic	$1.79	$1.91	$3.40	$3.82
Diluted	1.78	1.90	3.38	3.80
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	452,559	465,213	453,639	465,834
Diluted	455,380	467,975	456,534	468,546
Cash dividends per share	$.37	$.35	$.74	$.70
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2014	2013	2014	2013
Net earnings	$810	$889	$1,542	$1,781
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	502	(189)	445	(377)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,482	(2,934)	2,881	(3,808)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	11	(68)	9	(126)
Unrealized gains (losses) on derivatives during period	2	(1)	1	(8)
Pension liability adjustment during period	0	3	(1)	8
Total other comprehensive income (loss) before income taxes	1,997	(3,189)	3,335	(4,311)
Income tax expense (benefit) related to items of other comprehensive income (loss)	698	(698)	1,166	(756)
Other comprehensive income (loss), net of income taxes	1,299	(2,491)	2,169	(3,555)
Total comprehensive income (loss)	$2,109	$(1,602)	$3,711	$(1,774)
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	June 30, 2014 (Unaudited)	December 31, 2013
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $60,080 in 2014 and $52,402 in 2013)	$63,583	$53,227
Fixed maturities - consolidated variable interest entities (amortized cost $3,469 in 2014 and $4,109 in 2013)	4,246	4,843
Perpetual securities (amortized cost $2,560 in 2014 and $2,524 in 2013)	2,657	2,479
Perpetual securities - consolidated variable interest entities (amortized cost $481 in 2014 and $463 in 2013)	511	468
Equity securities (cost $17 in 2014 and 2013)	23	21
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $43,863 in 2014 and $45,610 in 2013)	41,035	44,178
Fixed maturities - consolidated variable interest entities (fair value $95 in 2014 and $236 in 2013)	99	237
Other investments	328	463
Cash and cash equivalents	2,252	2,543
Total investments and cash	114,734	108,459
Receivables	884	1,165
Accrued investment income	826	798
Deferred policy acquisition costs	9,117	8,798
Property and equipment, at cost less accumulated depreciation	482	481
Other (1)	1,828	1,606
Total assets	$127,871	$121,307
(1) Includes $146 in 2014 and $106 in 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2014 (Unaudited)	December 31, 2013
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$73,830	$69,136
Unpaid policy claims	3,941	3,763
Unearned premiums	10,715	10,642
Other policyholders’ funds	6,938	5,861
Total policy liabilities	95,424	89,402
Income taxes	4,917	3,718
Payables for return of cash collateral on loaned securities	2,972	5,820
Notes payable	4,925	4,897
Other (2)	2,075	2,850
Commitments and contingent liabilities (Note 11)
Total liabilities	110,313	106,687
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2014 and 2013; issued 667,796 shares in 2014 and 667,046 shares in 2013	67	67
Additional paid-in capital	1,698	1,644
Retained earnings	21,089	19,885
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,216)	(1,505)
Unrealized gains (losses) on investment securities	2,915	1,035
Unrealized gains (losses) on derivatives	(11)	(12)
Pension liability adjustment	(82)	(81)
Treasury stock, at average cost	(6,902)	(6,413)
Total shareholders’ equity	17,558	14,620
Total liabilities and shareholders’ equity	$127,871	$121,307
(2) Includes $136 in 2014 and $207 in 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2014	2013
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,644	1,505
Exercise of stock options	14	19
Share-based compensation	17	12
Gain (loss) on treasury stock reissued	23	26
Balance, end of period	1,698	1,562
Retained earnings:
Balance, beginning of period	19,885	17,387
Net earnings	1,542	1,781
Dividends to shareholders	(338)	(327)
Balance, end of period	21,089	18,841
Accumulated other comprehensive income (loss):
Balance, beginning of period	(563)	2,715
Unrealized foreign currency translation gains (losses) during period, net of income taxes	289	(786)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	1,880	(2,768)
Unrealized gains (losses) on derivatives during period, net of income taxes	1	(6)
Pension liability adjustment during period, net of income taxes	(1)	5
Balance, end of period	1,606	(840)
Treasury stock:
Balance, beginning of period	(6,413)	(5,696)
Purchases of treasury stock	(522)	(287)
Cost of shares issued	33	49
Balance, end of period	(6,902)	(5,934)
Total shareholders’ equity	$17,558	$13,696
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2014	2013
Cash flows from operating activities:
Net earnings	$1,542	$1,781
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	24	29
Increase in deferred policy acquisition costs	(85)	(219)
Increase in policy liabilities	1,632	4,027
Change in income tax liabilities	(83)	606
Realized investment (gains) losses	(56)	(357)
Other, net	158	(169)
Net cash provided (used) by operating activities	3,132	5,698
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,536	1,901
Fixed maturities matured or called	330	1,895
Perpetual securities sold	60	54
Perpetual securities matured or called	0	417
Securities held to maturity:
Fixed maturities matured or called	4,759	5,586
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(7,000)	(8,660)
Held-to-maturity fixed maturities acquired	0	(629)
Settlement of derivatives, net	(246)	(1,562)
Cash received as collateral, net	(3,058)	(4,771)
Other, net	25	(41)
Net cash provided (used) by investing activities	(3,594)	(5,810)
Cash flows from financing activities:
Purchases of treasury stock	(522)	(287)
Proceeds from borrowings	0	700
Dividends paid to shareholders	(324)	(315)
Change in investment-type contracts, net	1,023	381
Treasury stock reissued	21	39
Other, net	3	8
Net cash provided (used) by financing activities	201	526
Effect of exchange rate changes on cash and cash equivalents	(30)	(67)
Net change in cash and cash equivalents	(291)	347
Cash and cash equivalents, beginning of period	2,543	2,041
Cash and cash equivalents, end of period	$2,252	$2,388
Supplemental disclosures of cash flow information:
Income taxes paid	$873	$395
Interest paid	121	103
Noncash interest (1)	39	37
Impairment losses included in realized investment losses	31	55
Noncash financing activities:
Treasury stock issued for:
Associate stock bonus	18	20
Shareholder dividend reinvestment	14	12
Share-based compensation grants	3	4
(1) Consists primarily of accreted interest on discounted advance premiums
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 75% of the Company's total revenues in the six-month periods ended June 30, 2014 and 2013. The percentage of the Company's total assets attributable to Aflac Japan was 85% at June 30, 2014 and December 31, 2013.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2014 and December 31, 2013, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2014, and 2013, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2014 and 2013. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2013.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued updated guidance for repurchase agreement and security lending transactions to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. The amendments also require new disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014		2013	2014		2013
Revenues:
Aflac Japan:
Net earned premiums	$3,578		$3,717	$7,138		$7,622
Net investment income	680		653	1,343		1,327
Other income	8		12	17		38
Total Aflac Japan	4,266		4,382	8,498		8,987
Aflac U.S.:
Earned premiums	1,311		1,295	2,605		2,575
Net investment income	161		158	322		314
Other income	1		1	1		4
Total Aflac U.S.	1,473		1,454	2,928		2,893
Other business segments	10		14	20		26
Total business segment revenues	5,749		5,850	11,446		11,906
Realized investment gains (losses)	92	(1)	201	36	(1)	357
Corporate	74		66	152		159
Intercompany eliminations	(66)		(73)	(136)		(170)
Other non-operating income (loss)	(11)		0	(20)		0
Total revenues	$5,838		$6,044	$11,478		$12,252
(1) Excluding a gain of $10 for the three-month period and $20 for the six-month period ended June 30, 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014		2013	2014		2013
Pretax earnings:
Aflac Japan	$927		$940	$1,860		$1,929
Aflac U.S.	300		283	603		564
Total business segment pretax operating earnings	1,227		1,223	2,463		2,493
Interest expense, noninsurance operations	(51)		(48)	(101)		(97)
Corporate and eliminations	(19)		(18)	(36)		(34)
Pretax operating earnings	1,157		1,157	2,326		2,362
Realized investment gains (losses)	92	(1)	201	36	(1)	357
Other non-operating income (loss)	(11)		0	(20)		0
Total earnings before income taxes	$1,238		$1,358	$2,342		$2,719
Income taxes applicable to pretax operating earnings	$400		$398	$795		$813
Effect of foreign currency translation on operating earnings	(13)		(103)	(61)		(174)
(1) Excluding a gain of $10 for the three-month period and $20 for the six-month period ended June 30, 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets were as follows:

(In millions)	June 30, 2014	December 31, 2013
Assets:
Aflac Japan	$109,033	$102,973
Aflac U.S.	16,979	16,112
Other business segments	154	155
Total business segment assets	126,166	119,240
Corporate	22,844	19,909
Intercompany eliminations	(21,139)	(17,842)
Total assets	$127,871	$121,307

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$18,356	$810	$1	$19,165
Municipalities	30	0	0	30
Mortgage- and asset-backed securities	438	36	0	474
Public utilities	2,160	132	8	2,284
Sovereign and supranational	951	165	0	1,116
Banks/financial institutions	3,070	286	187	3,169
Other corporate	4,113	298	115	4,296
Total yen-denominated	29,118	1,727	311	30,534
Dollar-denominated:
U.S. government and agencies	865	18	0	883
Municipalities	1,004	128	3	1,129
Mortgage- and asset-backed securities	185	20	0	205
Public utilities	5,268	671	57	5,882
Sovereign and supranational	386	86	0	472
Banks/financial institutions	3,316	590	9	3,897
Other corporate	23,407	1,861	441	24,827
Total dollar-denominated	34,431	3,374	510	37,295
Total fixed maturities	63,549	5,101	821	67,829
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,684	229	180	2,733
Other corporate	217	40	0	257
Dollar-denominated:
Banks/financial institutions	140	39	1	178
Total perpetual securities	3,041	308	181	3,168
Equity securities	17	6	0	23
Total securities available for sale	$66,607	$5,415	$1,002	$71,020

	June 30, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$23,819	$2,004	$0	$25,823
Municipalities	413	55	0	468
Mortgage- and asset-backed securities	57	3	0	60
Public utilities	4,054	283	58	4,279
Sovereign and supranational	3,057	246	28	3,275
Banks/financial institutions	6,152	209	177	6,184
Other corporate	3,582	299	12	3,869
Total yen-denominated	41,134	3,099	275	43,958
Total securities held to maturity	$41,134	$3,099	$275	$43,958

	December 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$14,936	$431	$33	$15,334
Mortgage- and asset-backed securities	558	29	0	587
Public utilities	2,261	100	18	2,343
Sovereign and supranational	978	85	28	1,035
Banks/financial institutions	2,799	220	242	2,777
Other corporate	3,956	151	185	3,922
Total yen-denominated	25,488	1,016	506	25,998
Dollar-denominated:
U.S. government and agencies	92	10	4	98
Municipalities	992	71	12	1,051
Mortgage- and asset-backed securities	163	21	0	184
Public utilities	4,931	471	183	5,219
Sovereign and supranational	404	85	1	488
Banks/financial institutions	3,318	447	33	3,732
Other corporate	21,123	1,347	1,170	21,300
Total dollar-denominated	31,023	2,452	1,403	32,072
Total fixed maturities	56,511	3,468	1,909	58,070
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,582	151	217	2,516
Other corporate	209	0	0	209
Dollar-denominated:
Banks/financial institutions	196	35	9	222
Total perpetual securities	2,987	186	226	2,947
Equity securities	17	5	1	21
Total securities available for sale	$59,515	$3,659	$2,136	$61,038

	December 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,362	$1,347	$1	$28,708
Municipalities	399	41	0	440
Mortgage- and asset-backed securities	58	3	0	61
Public utilities	3,900	150	122	3,928
Sovereign and supranational	2,941	171	72	3,040
Banks/financial institutions	6,310	146	328	6,128
Other corporate	3,445	183	87	3,541
Total yen-denominated	44,415	2,041	610	45,846
Total securities held to maturity	$44,415	$2,041	$610	$45,846

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the second quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of the transfer, the security had an amortized cost of $128 million and an unrealized loss of $28 million. Following the reclassification, we impaired the security by $28 million. During the first quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $63 million and an unrealized loss of $8 million.

During the second quarter of 2013, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $297 million and an unrealized loss of $108 million. During the first quarter of 2013, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at June 30, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$510	$520	$52	$53
Due after one year through five years	1,992	2,135	626	740
Due after five years through 10 years	12,602	12,835	1,497	1,604
Due after 10 years	36,658	38,973	8,706	9,990
Mortgage- and asset-backed securities	503	550	38	46
Total fixed maturities available for sale	$52,265	$55,013	$10,919	$12,433
Held to maturity:
Due in one year or less	$102	$102	$0	$0
Due after one year through five years	1,561	1,713	0	0
Due after five years through 10 years	2,360	2,569	0	0
Due after 10 years	37,054	39,514	0	0
Mortgage- and asset-backed securities	57	60	0	0
Total fixed maturities held to maturity	$41,134	$43,958	$0	$0

At June 30, 2014, the Parent Company had a portfolio of available-for-sale fixed-maturity securities totaling $365 million at amortized cost and $383 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call premiums or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$364	$354	$0	$0
Due after one year through five years	673	664	5	5
Due after five years through 10 years	217	257	0	0
Due after 10 years	1,744	1,831	38	57
Total perpetual securities available for sale	$2,998	$3,106	$43	$62

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

Banks and Financial Institutions

One of our largest investment sector concentrations as of June 30, 2014, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	June 30, 2014		December 31, 2013
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$12,538	11%	$12,427	12%
Fair value	13,250	11	12,637	12
Perpetual securities:
Upper Tier II:
Amortized cost	$1,996	2%	$1,920	2%
Fair value	2,084	2	1,913	2
Tier I:
Amortized cost	828	1	858	1
Fair value	827	1	825	1
Total:
Amortized cost	$15,362	14%	$15,205	15%
Fair value	16,161	14	15,375	15
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$92	$73	$127	$192
Gross losses from sales	0	0	(1)	(6)
Net gains (losses) from redemptions	4	15	11	21
Other-than-temporary impairment losses	(28)	0	(31)	(54)
Held to maturity:
Net gains (losses) from redemptions	1	0	1	0
Total fixed maturities	69	88	107	153
Perpetual securities:
Available for sale:
Gross losses from sales	0	(2)	0	(2)
Total perpetual securities	0	(2)	0	(2)
Equity securities:
Other-than-temporary impairment losses	0	0	0	(1)
Total equity securities	0	0	0	(1)
Derivatives and other:
Derivative gains (losses)	33	111	(50)	198
Other	0	4	(1)	9
Total derivatives and other	33	115	(51)	207
Total realized investment gains (losses)	$102	$201	$56	$357

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Corporate bonds	$28	$0	$31	$38
Sovereign and supranational	0	0	0	16
Equity securities	0	0	0	1
Total other-than-temporary impairment losses realized (1)	$28	$0	$31	$55
(1) Includes $0 and $1 for the six-month periods ended June 30, 2014 and 2013, respectively, for impairments due to severity and duration of decline in fair value; and $28 and $0 for the three-month periods and $31 and $54 for the six-month periods ended June 30, 2014 and 2013, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2014	December 31, 2013
Unrealized gains (losses) on securities available for sale	$4,413	$1,523
Unamortized unrealized gains on securities transferred to held to maturity	10	11
Deferred income taxes	(1,508)	(499)
Shareholders’ equity, unrealized gains (losses) on investment securities	$2,915	$1,035
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$273	$1	$273	$1	$0	$0
Municipalities:
Dollar-denominated	33	3	0	0	33	3
Public utilities:
Dollar-denominated	1,512	57	133	1	1,379	56
Yen-denominated	1,837	66	696	23	1,141	43
Sovereign and supranational:
Yen-denominated	416	28	0	0	416	28
Banks/financial institutions:
Dollar-denominated	329	9	51	0	278	9
Yen-denominated	3,364	364	388	6	2,976	358
Other corporate:
Dollar-denominated	10,540	441	970	13	9,570	428
Yen-denominated	2,043	127	146	2	1,897	125
Total fixed maturities	20,347	1,096	2,657	46	17,690	1,050
Perpetual securities:
Dollar-denominated	7	1	0	0	7	1
Yen-denominated	1,295	180	71	1	1,224	179
Total perpetual securities	1,302	181	71	1	1,231	180
Total	$21,649	$1,277	$2,728	$47	$18,921	$1,230

	December 31, 2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$8,869	$34	$8,869	$34	$0	$0
Municipalities:
Dollar-denominated	177	12	145	8	32	4
Public utilities:
Dollar-denominated	2,023	183	1,740	143	283	40
Yen-denominated	2,519	140	1,816	54	703	86
Sovereign and supranational:
Dollar-denominated	12	1	12	1	0	0
Yen-denominated	1,152	100	791	34	361	66
Banks/financial institutions:
Dollar-denominated	547	33	454	23	93	10
Yen-denominated	4,533	570	2,322	107	2,211	463
Other corporate:
Dollar-denominated	11,588	1,170	8,504	733	3,084	437
Yen-denominated	3,372	272	2,296	152	1,076	120
U.S. government and agencies:
Dollar-denominated	36	4	36	4	0	0
Total fixed maturities	34,828	2,519	26,985	1,293	7,843	1,226
Perpetual securities:
Dollar-denominated	59	9	52	8	7	1
Yen-denominated	1,322	217	748	74	574	143
Total perpetual securities	1,381	226	800	82	581	144
Equity securities	5	1	5	1	0	0
Total	$36,214	$2,746	$27,790	$1,376	$8,424	$1,370

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

The following table provides more information on our unrealized loss positions.

	June 30, 2014			December 31, 2013
(In millions)	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities
Fixed Maturities:
Japan government and agencies	1%	0%	100%	25%	1%	100%
Public utilities	16	10	96	13	12	98
Sovereign and supranational	2	2	100	3	4	100
Banks/financial institutions	17	29	53	14	22	64
Other corporate	58	45	85	41	53	91
Total fixed maturities	94%	86%		96%	92%
Perpetual securities	6	14	90	4	8	90
Total	100%	100%		100%	100%

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

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		June 30, 2014			December 31, 2013
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$151	$193	$42	$145	$183	$38
	BBB	1,625	1,689	64	1,563	1,532	(31)
	BB or lower	220	202	(18)	212	198	(14)
Total Upper Tier II		1,996	2,084	88	1,920	1,913	(7)
Tier I:
	BBB	776	753	(23)	746	706	(40)
	BB or lower	52	74	22	112	119	7
Total Tier I		828	827	(1)	858	825	(33)
Other subordinated - non-banks:	BB or lower	217	257	40	209	209	0
Total		$3,041	$3,168	$127	$2,987	$2,947	$(40)

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
Investments in Consolidated Variable Interest Entities

	June 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,469	$4,246	$4,109	$4,843
Perpetual securities, available for sale	481	511	463	468
Fixed maturities, held to maturity	99	95	237	236
Other assets	146	146	106	106
Total assets of consolidated VIEs	$4,195	$4,998	$4,915	$5,653
Liabilities:
Other liabilities	$136	$136	$207	$207
Total liabilities of consolidated VIEs	$136	$136	$207	$207

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	June 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,831	$7,407	$6,724	$6,916
Perpetual securities, available for sale	385	410	370	378
Fixed maturities, held to maturity	3,065	3,297	2,949	3,039
Total investments in VIEs not consolidated	$10,281	$11,114	$10,043	$10,333

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 189 separate issuers with an average credit rating of BBB.

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

(In millions)	June 30, 2014	December 31, 2013
Security loans outstanding, fair value	$2,907	$5,656
Cash collateral on loaned securities	2,972	5,820

4.   DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) foreign currency swaps, credit default swaps, and interest rate swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of an interest rate swap for our variable interest rate yen-denominated debt and cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated the majority of our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

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

Foreign currency forwards and options with short-term maturities are executed for the Aflac Japan segment in order to hedge the currency risk on the fair value of certain fixed-maturity dollar-denominated securities. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. In option transactions, Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar call options and sell U.S. dollar put options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities. Aflac also utilizes foreign currency forwards to hedge the currency risk associated with the net investment in Aflac Japan. In these transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified future date.

Foreign currency options are also executed in order to hedge certain portions of forecasted cash flows that are denominated in yen, i.e. primarily profit repatriation from Aflac Japan. We use a combination of options to protect expected future cash flows by simultaneously purchasing yen call options (options that limit exposure to increasing foreign exchange rates) and selling yen put options (options that limit exposure to decreasing foreign exchange rates). The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). Aflac also enters into foreign currency options that give it the right, but not the obligation, to sell yen and buy U.S. dollars at specified future dates at contracted prices.

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

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements the counterparties to those transactions must meet. As of June 30, 2014, there were 13 counterparties to our derivative agreements, with five comprising approximately 85% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	June 30, 2014			December 31, 2013
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$161	$3	$(4)	$161	$1	$(7)
A	23,782	588	(236)	22,314	487	(830)
Total	$23,943	$591	$(240)	$22,475	$488	$(837)

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

Collateral posted by us to third parties for derivative transactions was $62 million at June 30, 2014, which consisted of $55 million of pledged JGBs and $7 million of cash, compared with $8 million at December 31, 2013, which consisted of $7 million of pledged JGBs and $1 million of cash. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was $73 million and $18 million as of June 30, 2014 and December 31, 2013, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2014, we estimate that we would be required to post a maximum of $11 million of additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $273 million and $295 million at June 30, 2014 and December 31, 2013, respectively. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights.

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

June 30, 2014
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$(17)	$0	$0	$0	$0	$0	$0	$0	$(17)	$0
	BBB	0	0	0	0	(99)	0	0	0	(99)	0
Total		$(17)	$0	$0	$0	$(99)	$0	$0	$0	$(116)	$0

December 31, 2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(112)	$1	$0	$0	$0	$0	$(112)	$1
	BBB	0	0	0	0	0	0	(95)	(4)	(95)	(4)
Total		$0	$0	$(112)	$1	$0	$0	$(95)	$(4)	$(207)	$(3)
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
For assessing hedge effectiveness of fair value hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods include regression or other statistical analysis of changes in fair value associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the dollar offset method. For derivative instruments that are designated and qualify as fair value hedges, changes in the estimated fair value of the derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported in current earnings within derivative and other gains (losses).
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

	June 30, 2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$4	$4	$0
Interest rate swaps	54	0	0	0
Total cash flow hedges	129	4	4	0
Fair value hedges:
Foreign currency forwards	13,837	104	104	0
Foreign currency options	750	1	2	(1)
Interest rate swaptions	3,265	(65)	11	(76)
Total fair value hedges	17,852	40	117	(77)
Net investment hedge:
Foreign currency forwards	99	3	3	0
Foreign currency options	518	1	7	(6)
Total net investment hedge	617	4	10	(6)
Non-qualifying strategies:
Foreign currency swaps	5,212	304	460	(156)
Credit default swaps	116	0	0	0
Interest rate swaps	17	(1)	0	(1)
Total non-qualifying strategies	5,345	303	460	(157)
Total derivatives	$23,943	$351	$591	$(240)
Balance Sheet Location
Other assets	$18,881	$591	$591	$0
Other liabilities	5,062	(240)	0	(240)
Total derivatives	$23,943	$351	$591	$(240)

	December 31, 2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$3	$3	$0
Interest rate swaps	52	0	0	0
Total cash flow hedges	127	3	3	0
Fair value hedges:
Foreign currency forwards	11,249	(582)	0	(582)
Interest rate swaptions	4,500	(12)	20	(32)
Total fair value hedges	15,749	(594)	20	(614)
Net investment hedge:
Foreign currency forwards	356	17	17	0
Foreign currency options	95	3	4	(1)
Total net investment hedge	451	20	21	(1)
Non-qualifying strategies:
Foreign currency swaps	5,829	224	442	(218)
Credit default swaps	207	(3)	1	(4)
Interest rate swaps	112	1	1	0
Total non-qualifying strategies	6,148	222	444	(222)
Total derivatives	$22,475	$(349)	$488	$(837)
Balance Sheet Location
Other assets	$5,308	$488	$488	$0
Other liabilities	17,167	(837)	0	(837)
Total derivatives	$22,475	$(349)	$488	$(837)

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
Fair Value Hedges
We designate and account for certain foreign currency forwards and options as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards and options hedge the foreign currency exposure of certain dollar-denominated fixed maturity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness. The change in fair value of the foreign currency option related to the time value of the option is excluded from the assessment of hedge effectiveness.

We designate and account for interest rate swaptions as fair value hedges when they meet the requirements for hedge accounting. These interest rate swaptions hedge the interest rate exposure of certain dollar-denominated fixed maturity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the interest rate swaptions related to the time value of the option is excluded from the assessment of hedge effectiveness.
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended June 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$199	$(25)	$224	$(204)	$20
Foreign currency options	Fixed-maturity securities	1	1	0	0	0
Interest rate swaptions	Fixed-maturity securities	(81)	2	(83)	90	7
Six Months Ended June 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$463	$(35)	$498	$(473)	$25
Foreign currency options	Fixed-maturity securities	1	1	0	0	0
Interest rate swaptions	Fixed-maturity securities	(135)	(22)	(113)	122	9
Three Months Ended June 30, 2013:
Foreign currency forwards	Fixed-maturity securities	$(384)	$(6)	$(378)	$371	$(7)
Six Months Ended June 30, 2013:
Foreign currency forwards	Fixed-maturity securities	$(993)	$(11)	$(982)	$974	$(8)

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 7) as nonderivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan. As of June 30, 2014, we had foreign exchange forwards and options as an economic hedge on 52.5 billion yen of profit repatriation received in July 2014 and 10.0 billion yen of the profit repatriation expected to be received in July 2015.

Our net investment hedge was effective during the three- and six-month periods ended June 30, 2014 and 2013, respectively.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$2	$(1)	$0	$(1)	$1	$(2)	$(7)
Total cash flow hedges	0	2	(1)	0	(1)	1	(2)	(7)
Fair value hedges:
Foreign currency forwards(2)	(5)	0	(13)	0	(10)	0	(19)	0
Foreign currency options (2)	1	0	0	0	1	0	0	0
Interest rate swaptions(2)	9	0	0	0	(13)	0	0	0
Total fair value hedges	5	0	(13)	0	(22)	0	(19)	0
Net investment hedge:
Non- derivative hedging instruments	0	(11)	0	37	0	(28)	0	106
Foreign currency swaps	0	0	0	(82)	0	0	0	(82)
Foreign currency forwards	0	(7)	0	(4)	0	(13)	0	(4)
Foreign currency options	0	(2)	0	3	0	(3)	0	3
Total net investment hedge	0	(20)	0	(46)	0	(44)	0	23
Non-qualifying strategies:
Foreign currency swaps	24	0	111	0	4	0	195	0
Foreign currency options	0	0	9	0	0	0	11	0
Credit default swaps	1	0	9	0	3	0	21	0
Interest rate swaps	2	0	(4)	0	1	0	(8)	0
Futures	1	0	0	0	(35)	0	0	0
Total non- qualifying strategies	28	0	125	0	(27)	0	219	0
Total	$33	$(18)	$111	$(46)	$(50)	$(43)	$198	$16
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three- and six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$464	$0	$464	$0	$(250)		$214
Foreign currency forwards	107	0	107	0	(16)		91
Foreign currency options	9	0	9	0	(7)		2
Interest rate swaptions	11	0	11	0	0		11
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	591	0	591	0	(273)	(1)	318
Securities lending and similar arrangements	2,907	0	2,907	0	(2,907)		0
Total	$3,498	$0	$3,498	$0	$(3,180)		$318
(1) Consists of $82 of securities and $191 of cash

December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$445	$0	$445	$0	$(276)		$169
Foreign currency forwards	17	0	17	0	(16)		1
Foreign currency options	4	0	4	0	(3)		1
Credit default swaps	1	0	1	0	0		1
Interest rate swaps	1	0	1	0	0		1
Interest rate swaptions	20	0	20	0	0		20
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	488	0	488	0	(295)	(1)	193
Securities lending and similar arrangements	5,656	0	5,656	0	(5,656)		0
Total	$6,144	$0	$6,144	$0	$(5,951)		$193
(1) Consists entirely of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(156)	$0	$(156)	$0	$5		$(151)
Foreign currency options	(7)	0	(7)	0	2		(5)
Interest rate swaps	(1)	0	(1)	0	0		(1)
Interest rate swaptions	(76)	0	(76)	0	55		(21)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(240)	0	(240)	0	62	(1)	(178)
Securities lending and similar arrangements	(2,972)	0	(2,972)	2,907	0		(65)
Total	$(3,212)	$0	$(3,212)	$2,907	$62		$(243)
(1) Consists of $55 of pledged JGBs and $7 of cash.

December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(218)	$0	$(218)	$0	$1		$(217)
Foreign currency forwards	(582)	0	(582)	0	0		(582)
Foreign currency options	(1)	0	(1)	0	0		(1)
Credit default swaps	(4)	0	(4)	0	0		(4)
Interest rate swaptions	(32)	0	(32)	0	7		(25)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(837)	0	(837)	0	8	(1)	(829)
Securities lending and similar arrangements	(5,820)	0	(5,820)	5,656	0		(164)
Total	$(6,657)	$0	$(6,657)	$5,656	$8		$(993)
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

	June 30, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$19,484	$564	$0	$20,048
Municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities	0	413	266	679
Public utilities	0	8,166	0	8,166
Sovereign and supranational	0	1,588	0	1,588
Banks/financial institutions	0	7,041	25	7,066
Other corporate	0	29,123	0	29,123
Total fixed maturities	19,484	48,054	291	67,829
Perpetual securities:
Banks/financial institutions	0	2,911	0	2,911
Other corporate	0	257	0	257
Total perpetual securities	0	3,168	0	3,168
Equity securities	15	5	3	23
Other assets:
Foreign currency swaps	0	318	146	464
Foreign currency forwards	0	107	0	107
Foreign currency options	0	9	0	9
Interest rate swaptions	0	11	0	11
Total other assets	0	445	146	591
Cash and cash equivalents	2,252	0	0	2,252
Total assets	$21,751	$51,672	$440	$73,863
Liabilities:
Foreign currency swaps	$0	$21	$135	$156
Foreign currency options	0	7	0	7
Interest rate swaps	0	0	1	1
Interest rate swaptions	0	76	0	76
Total liabilities	$0	$104	$136	$240

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$14,928	$504	$0	$15,432
Municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities	0	402	369	771
Public utilities	0	7,562	0	7,562
Sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions	0	6,486	23	6,509
Other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions	0	2,686	52	2,738
Other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities	14	4	3	21
Other assets:
Foreign currency swaps	0	341	104	445
Foreign currency forwards	0	17	0	17
Foreign currency options	0	4	0	4
Credit default swaps	0	0	1	1
Interest rate swaps	0	0	1	1
Interest rate swaptions	0	20	0	20
Total other assets	0	382	106	488
Cash and cash equivalents	2,543	0	0	2,543
Total assets	$17,485	$46,031	$553	$64,069
Liabilities:
Foreign currency swaps	$0	$15	$203	$218
Foreign currency forwards	0	582	0	582
Foreign currency options	0	1	0	1
Credit default swaps	0	0	4	4
Interest rate swaptions	0	32	0	32
Total liabilities	$0	$630	$207	$837

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$23,819	$25,823	$0	$0	$25,823
Municipalities	413	0	468	0	468
Mortgage and asset-backed securities	57	0	19	41	60
Public utilities	4,054	0	4,279	0	4,279
Sovereign and supranational	3,057	0	3,275	0	3,275
Banks/financial institutions	6,152	0	6,184	0	6,184
Other corporate	3,582	0	3,869	0	3,869
Total assets	$41,134	$25,823	$18,094	$41	$43,958
Liabilities:
Other policyholders’ funds	$6,938	$0	$0	$6,794	$6,794
Notes payable (excluding capital leases)	4,918	0	0	5,480	5,480
Total liabilities	$11,856	$0	$0	$12,274	$12,274

	December 31, 2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$27,362	$28,708	$0	$0	$28,708
Municipalities	399	0	440	0	440
Mortgage and asset-backed securities	58	0	20	41	61
Public utilities	3,900	0	3,928	0	3,928
Sovereign and supranational	2,941	0	3,040	0	3,040
Banks/financial institutions	6,310	0	6,128	0	6,128
Other corporate	3,445	0	3,541	0	3,541
Total assets	$44,415	$28,708	$17,097	$41	$45,846
Liabilities:
Other policyholders’ funds	$5,861	$0	$0	$5,715	$5,715
Notes payable (excluding capital leases)	4,891	0	0	5,241	5,241
Total liabilities	$10,752	$0	$0	$10,956	$10,956

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

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	June 30, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$19,484	$564	$0	$20,048
Total government and agencies	19,484	564	0	20,048
Municipalities:
Third party pricing vendor	0	1,129	0	1,129
Broker/other	0	30	0	30
Total municipalities	0	1,159	0	1,159
Mortgage- and asset-backed securities:
Third party pricing vendor	0	413	0	413
Broker/other	0	0	266	266
Total mortgage- and asset-backed securities	0	413	266	679
Public utilities:
Third party pricing vendor	0	8,166	0	8,166
Total public utilities	0	8,166	0	8,166
Sovereign and supranational:
Third party pricing vendor	0	1,588	0	1,588
Total sovereign and supranational	0	1,588	0	1,588
Banks/financial institutions:
Third party pricing vendor	0	7,041	0	7,041
Broker/other	0	0	25	25
Total banks/financial institutions	0	7,041	25	7,066
Other corporate:
Third party pricing vendor	0	29,110	0	29,110
Broker/other	0	13	0	13
Total other corporate	0	29,123	0	29,123
Total fixed maturities	19,484	48,054	291	67,829
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,911	0	2,911
Total banks/financial institutions	0	2,911	0	2,911
Other corporate:
Third party pricing vendor	0	257	0	257
Total other corporate	0	257	0	257
Total perpetual securities	0	3,168	0	3,168
Equity securities:
Third party pricing vendor	15	5	0	20
Broker/other	0	0	3	3
Total equity securities	15	5	3	23
Total securities available for sale	$19,499	$51,227	$294	$71,020

	June 30, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$25,823	$0	$0	$25,823
Total government and agencies	25,823	0	0	25,823
Municipalities:
Third party pricing vendor	0	468	0	468
Total municipalities	0	468	0	468
Mortgage- and asset-backed securities:
Third party pricing vendor	0	19	0	19
Broker/other	0	0	41	41
Total mortgage- and asset-backed securities	0	19	41	60
Public utilities:
Third party pricing vendor	0	4,279	0	4,279
Total public utilities	0	4,279	0	4,279
Sovereign and supranational:
Third party pricing vendor	0	3,275	0	3,275
Total sovereign and supranational	0	3,275	0	3,275
Banks/financial institutions:
Third party pricing vendor	0	6,184	0	6,184
Total banks/financial institutions	0	6,184	0	6,184
Other corporate:
Third party pricing vendor	0	3,836	0	3,836
Broker/other	0	33	0	33
Total other corporate	0	3,869	0	3,869
Total securities held to maturity	$25,823	$18,094	$41	$43,958

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$14,928	$504	$0	$15,432
Total government and agencies	14,928	504	0	15,432
Municipalities:
Third party pricing vendor	0	1,051	0	1,051
Total municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities:
Third party pricing vendor	0	402	0	402
Broker/other	0	0	369	369
Total mortgage- and asset-backed securities	0	402	369	771
Public utilities:
Third party pricing vendor	0	7,562	0	7,562
Total public utilities	0	7,562	0	7,562
Sovereign and supranational:
Third party pricing vendor	0	1,523	0	1,523
Total sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions:
Third party pricing vendor	0	6,486	0	6,486
Broker/other	0	0	23	23
Total banks/financial institutions	0	6,486	23	6,509
Other corporate:
Third party pricing vendor	0	25,220	0	25,220
Broker/other	0	2	0	2
Total other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,686	52	2,738
Total banks/financial institutions	0	2,686	52	2,738
Other corporate:
Third party pricing vendor	0	209	0	209
Total other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities:
Third party pricing vendor	14	4	0	18
Broker/other	0	0	3	3
Total equity securities	14	4	3	21
Total securities available for sale	$14,942	$45,649	$447	$61,038

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$28,708	$0	$0	$28,708
Total government and agencies	28,708	0	0	28,708
Municipalities:
Third party pricing vendor	0	440	0	440
Total municipalities	0	440	0	440
Mortgage- and asset-backed securities:
Third party pricing vendor	0	20	0	20
Broker/other	0	0	41	41
Total mortgage- and asset-backed securities	0	20	41	61
Public utilities:
Third party pricing vendor	0	3,928	0	3,928
Total public utilities	0	3,928	0	3,928
Sovereign and supranational:
Third party pricing vendor	0	3,040	0	3,040
Total sovereign and supranational	0	3,040	0	3,040
Banks/financial institutions:
Third party pricing vendor	0	6,128	0	6,128
Total banks/financial institutions	0	6,128	0	6,128
Other corporate:
Third party pricing vendor	0	3,509	0	3,509
Broker/other	0	32	0	32
Total other corporate	0	3,541	0	3,541
Total securities held to maturity	$28,708	$17,097	$41	$45,846

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

The fair values of the foreign currency forwards, options, and interest rate swaptions associated with certain fixed-maturity securities; the foreign currency forwards and options used to hedge certain portions of forecasted yen cash flows; the foreign currency swaps associated with certain senior notes and our subordinated debentures; and the interest rate swap associated with our yen-denominated notes are based on the amounts we would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended June 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$262	$0	$0	$25	$0	$56	$3	$0	$(86)	$(1)	$259
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	24	1	24
Unrealized gains (losses) included in other comprehensive income (loss)	7	0	0	0	0	4	0	0	2	0	13
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(3)	0	0	0	0	0	0	0	71	0	68
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$266	$0	$0	$25	$0	$0	$3	$(1)	$11	$0	$304
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$24	$1	$24
(1) Derivative assets and liabilities are presented net

Three Months Ended June 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$439	$0	$0	$26	$0	$0	$4	$25	$(184)	$(54)	$256
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(4)	58	10	64
Unrealized gains (losses) included in other comprehensive income (loss)	(28)	0	0	(1)	0	0	(1)	0	0	0	(30)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3(2)	0	0	0	0	0	49	0	0	0	0	49
Transfers out of Level 3(3)	(9)	0	0	0	0	0	0	0	0	0	(9)
Balance, end of period	$399	$0	$0	$25	$0	$49	$3	$21	$(126)	$(44)	$327
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(4)	$58	$10	$64
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to a valuation method that uses observable market data as significant inputs to estimate fair value

Six Months Ended June 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(2)	14	3	15
Unrealized gains (losses) included in other comprehensive income (loss)	(97)	0	0	2	0	8	0	0	1	0	(86)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(6)	0	0	0	0	0	0	0	95	0	89
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$266	$0	$0	$25	$0	$0	$3	$(1)	$11	$0	$304
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(2)	$14	$3	$15
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(8)	53	21	66
Unrealized gains (losses) included in other comprehensive income (loss)	(49)	(20)	0	(2)	0	0	(1)	0	(7)	0	(79)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	0	0	0	(400)
Settlements	(6)	0	0	0	0	0	0	0	0	0	(6)
Transfers into Level 3 (2)	125	0	0	0	0	49	0	0	0	0	174
Transfers out of Level 3 (3)	(9)	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,625)
Balance, end of period	$399	$0	$0	$25	$0	$49	$3	$21	$(126)	$(44)	$327
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(8)	$53	$21	$66
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

There were no transfers between Level 1 and 2 for the three- and six-month periods ended June 30, 2014 and 2013, respectively.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$266	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(e)
Equity securities	3	Net asset value	Offered quotes	$1 - $805 ($7)
Other assets:
Foreign currency swaps	41	Discounted cash flow	Interest rates (USD)	2.63% - 3.35%	(b)
			Interest rates (JPY)	.71% - 1.87%	(c)
			CDS spreads	9 - 110 bps
			Foreign exchange rates	20.21%	(d)
	30	Discounted cash flow	Interest rates (USD)	2.63% - 3.35%	(b)
			Interest rates (JPY)	.71% - 1.87%	(c)
			CDS spreads	9 - 107 bps
	75	Discounted cash flow	Interest rates (USD)	2.63% - 3.35%	(b)
			Interest rates (JPY)	.71% - 1.87%	(c)
			Foreign exchange rates	20.21%	(d)
Total assets	$440
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

June 30, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Interest rate swaps	$1	Discounted cash flow	Base correlations	65% - 75% (70%)	(a)
			CDS spreads	89 - 94 (91) bps
			Recovery rate	35.89%
Foreign currency swaps	86	Discounted cash flow	Interest rates (USD)	2.63% - 3.35%	(b)
			Interest rates (JPY)	.71% - 1.87%	(c)
			CDS spreads	9 - 110 bps
			Foreign exchange rates	20.21%	(d)
	17	Discounted cash flow	Interest rates (USD)	2.63% - 3.35%	(b)
			Interest rates (JPY)	.71% - 1.87%	(c)
			CDS spreads	7 - 170 bps
	32	Discounted cash flow	Interest rates (USD)	2.63% - 3.35%	(b)
			Interest rates (JPY)	.71% - 1.87%	(c)
			Foreign exchange rates	20.21%	(d)
Total liabilities	$136
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

6. REINSURANCE

Effective September 30, 2013, we entered into a coinsurance reinsurance transaction whereby we ceded 33.3% of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. We recorded the gain related to the transaction as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The remaining deferred profit liability of $637 million, as of June 30, 2014, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet and totaled $650 million as of June 30, 2014.

The following table outlines the effect of reinsurance on premiums written and earned and on benefits and claims.

(In millions)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Direct premium income	$4,969	$9,902
Ceded to other companies:
Ceded Aflac Japan closed medical block	(72)	(145)
Other	(11)	(20)
Assumed from other companies	2	5
Net premium income	$4,888	$9,742

Direct benefits and claims	$3,361	$6,650
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed medical block	(65)	(129)
Other	(6)	(13)
Assumed from other companies	3	5
Benefits and claims, net	$3,293	$6,513

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

7.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	June 30, 2014		December 31, 2013
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	654	(1)	655	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	350	(2)	349	(2)
3.625% senior notes due June 2023	700		700
6.90% senior notes due December 2039	396	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	79		76
Yen-denominated Samurai notes:
1.47% notes due July 2014 (principal amount 28.7 billion yen)	283		272
1.84% notes due July 2016 (principal amount 15.8 billion yen)	156		150
Variable interest rate notes due July 2014 (1.29% in 2014 and 1.30% in 2013, principal amount 5.5 billion yen)	54		52
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	99		95
3.00% loan due August 2015 (principal amount 5 billion yen)	49		48
Capitalized lease obligations payable through 2022	7		6
Total notes payable	$4,925		$4,897
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of June 30, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and line of credit at June 30, 2014. No events of default or defaults occurred during the six-month period ended June 30, 2014.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

8.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2014	2013
Common stock - issued:
Balance, beginning of period	667,046	665,239
Exercise of stock options and issuance of restricted shares	750	770
Balance, end of period	667,796	666,009
Treasury stock:
Balance, beginning of period	207,633	197,453
Purchases of treasury stock:
Open market	8,142	5,263
Other	122	144
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(626)	(770)
Exercise of stock options	(303)	(755)
Other	(122)	(146)
Balance, end of period	214,846	201,189
Shares outstanding, end of period	452,950	464,820

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Anti-dilutive share-based awards	733	3,235	612	3,429

Share Repurchase Program

During the first six months of 2014, we repurchased 8.1 million shares of our common stock in the open market for $515 million as part of our share repurchase program. During the first six months of 2013, we repurchased 5.3 million shares of our common stock in the open market for $279 million as part of our share repurchase program. As of June 30, 2014, a remaining balance of 41.1 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,542)	$1,944	$(13)	$(82)	$307
Other comprehensive income before reclassification	326	964	2	2	1,294
Amounts reclassified from accumulated other comprehensive income	0	7	0	(2)	5
Net current-period other comprehensive income	326	971	2	0	1,299
Balance, end of period	$(1,216)	$2,915	$(11)	$(82)	$1,606
All amounts in the table above are net of tax.

Three Months Ended June 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(141)	$1,981	$(9)	$(180)	$1,651
Other comprehensive income before reclassification	(300)	(2,135)	(2)	(1)	(2,438)
Amounts reclassified from accumulated other comprehensive income	(12)	(44)	0	3	(53)
Net current-period other comprehensive income	(312)	(2,179)	(2)	2	(2,491)
Balance, end of period	$(453)	$(198)	$(11)	$(178)	$(840)
All amounts in the table above are net of tax.

Six Months Ended June 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income before reclassification	289	1,874	1	1	2,165
Amounts reclassified from accumulated other comprehensive income	0	6	0	(2)	4
Net current-period other comprehensive income	289	1,880	1	(1)	2,169
Balance, end of period	$(1,216)	$2,915	$(11)	$(82)	$1,606
All amounts in the table above are net of tax.

Six Months Ended June 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(770)	(2,686)	(6)	(1)	(3,463)
Amounts reclassified from accumulated other comprehensive income	(16)	(82)	0	6	(92)
Net current-period other comprehensive income	(786)	(2,768)	(6)	5	(3,555)
Balance, end of period	$(453)	$(198)	$(11)	$(178)	$(840)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(11)	Sales and redemptions
	0	Other-than-temporary impairment losses realized
	(11)	Total before tax
	4	Tax (expense) or benefit(1)
	$(7)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(2)	Acquisition and operating expenses(2)
Prior service (cost) credit	5	Acquisition and operating expenses(2)
	(1)	Tax (expense) or benefit(1)
	$2	Net of tax
Total reclassifications for the period	$(5)	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Three Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$18	Sales and redemptions
	(6)	Tax (expense) or benefit(1)
	$12	Net of tax
Unrealized gains (losses) on available-for-sale securities	$68	Sales and redemptions
	0	Other-than-temporary impairment losses realized
	68	Total before tax
	(24)	Tax (expense) or benefit(1)
	$44	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$53	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(6)	Sales and redemptions
	(3)	Other-than-temporary impairment losses realized
	(9)	Total before tax
	3	Tax (expense) or benefit(1)
	$(6)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(6)	Acquisition and operating expenses(2)
Prior service (cost) credit	9	Acquisition and operating expenses(2)
	(1)	Tax (expense) or benefit(1)
	$2	Net of tax
Total reclassifications for the period	$(4)	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Six Months Ended June 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$24	Sales and redemptions
	(8)	Tax (expense) or benefit(1)
	$16	Net of tax
Unrealized gains (losses) on available-for-sale securities	$181	Sales and redemptions
	(55)	Other-than-temporary impairment losses realized
	126	Total before tax
	(44)	Tax (expense) or benefit(1)
	$82	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(9)	Acquisition and operating expenses(2)
	3	Tax (expense) or benefit(1)
	$(6)	Net of tax
Total reclassifications for the period	$92	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

9.   SHARE-BASED COMPENSATION

As of June 30, 2014, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2014, approximately 11.3 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2014.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	9,771	4.8	$138	$48.16
Exercisable	7,915	3.9	121	46.99

We received cash from the exercise of stock options in the amount of $24 million during the first six months of 2014, compared with $41 million in the first six months of 2013. The tax benefit realized as a result of stock option exercises and restricted stock releases was $12 million in the first six months of 2014, compared with $13 million in the first six months of 2013.

As of June 30, 2014, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $58 million, of which $29 million (930 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$4	$4	$5	$6	$1	$1
Interest cost	2	3	8	6	1	1
Expected return on plan assets	(1)	(1)	(5)	(4)	0	0
Amortization of net actuarial loss	0	0	2	3	0	1
Amortization of prior service cost (credit)	0	0	0	0	(5)	0
Net periodic (benefit) cost	$5	$6	$10	$11	$(3)	$3

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$8	$8	$10	$11	$1	$3
Interest cost	4	5	15	13	1	2
Expected return on plan assets	(2)	(2)	(10)	(8)	0	0
Amortization of net actuarial loss	0	1	5	7	1	1
Amortization of prior service cost (credit)	0	0	0	0	(9)	0
Net periodic (benefit) cost	$10	$12	$20	$23	$(6)	$6

During the six months ended June 30, 2014, Aflac Japan contributed approximately $12 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2014) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

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

12. SUBSEQUENT EVENTS

In July 2014, we redeemed 28.7 billion yen of our fixed rate Samurai notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption).

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and six-month periods ended June 30, 2014 and 2013, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2013. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income comprises a large percentage of our business; for the three- and six-month periods ended June 30, 2014, yen-denominated net income accounted for 61.3% and 71.2%, respectively, of our total net earnings. Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at June 30, 2014 was 101.36, or 2.7% weaker than the June 30, 2013 spot yen/dollar exchange rate of 98.59. The weighted-average yen/dollar exchange rate for the three-month period ended June 30, 2014 was 102.15, or 3.3% weaker than the weighted-average yen/dollar exchange rate of 98.76 for the same period in 2013. The weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2014 was 102.42, or 6.7% weaker than the weighted-average yen/dollar exchange rate of 95.60 for the same period in 2013.
Reflecting the weaker yen/dollar exchange rate, revenues were $5.8 billion in the second quarter of 2014, compared with $6.0 billion in the second quarter of 2013. Net earnings were $810 million, or $1.78 per diluted share, compared with $889 million, or $1.90 per diluted share, in the second quarter of 2013.
Also reflecting the weaker yen/dollar exchange rate, revenues were $11.5 billion in the first six months of 2014, compared with $12.3 billion in the first six months of 2013. Net earnings were $1.5 billion, or $3.38 per diluted share, compared with $1.8 billion, or $3.80 per diluted share, for the first six months of 2013.
Results in the second quarter of 2014 included pretax net realized investment gains of $102 million ($66 million after-tax), compared with net realized investment gains of $201 million ($130 million after-tax) in the second quarter of 2013. Net investment gains in the second quarter of 2014 included $28 million ($18 million after-tax) of other-than-temporary impairment losses; $97 million of net gains ($63 million after-tax) from the sale or redemption of securities; and $33 million of net gains ($21 million after-tax) from valuing derivatives.
Results in the first six months of 2014 included pretax net realized investment gains of $56 million ($36 million after-tax), compared with net realized investment gains of $357 million ($232 million after-tax) in the first six months of 2013. Net investment gains in the first six months of 2014 included $31 million ($20 million after-tax) of other-than-temporary impairment losses; $138 million of net gains ($90 million after-tax) from the sale or redemption of securities; and $51 million of net losses ($33 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $2.9 billion at June 30, 2014, compared with a net unrealized gain of $1.0 billion at December 31, 2013.

In the first six months of 2014, we repurchased 8.1 million shares of our common stock in the open market for $515 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 95% of our assets and 75% of our liabilities are reported as of June 30, 2014, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2014. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2013.
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

Aflac defines operating earnings (a non-GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable but excludes items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses (securities transactions, impairments, and derivative and hedging activities), nonrecurring items, and other non-operating income (loss) from net earnings. Aflac's derivative activities are primarily used to hedge foreign exchange and interest rate risk in our investment portfolio as well as manage foreign exchange risk for certain notes payable and forecasted cash flows denominated in yen. Our management uses operating earnings to evaluate the financial performance of Aflac's insurance operations because realized investment gains and losses and other and nonrecurring items tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with our insurance operations, and therefore may obscure the underlying fundamentals and trends in Aflac's insurance operations.

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions			Per Diluted Share		In Millions			Per Diluted Share
	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013	2014	2013	2014		2013	2014	2013
Operating earnings	$757		$759	$1.66	$1.62	$1,531		$1,549	$3.36	$3.31
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	45		55.10		.12	70		97.15		.20
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(16)		(4)	(.04)	(.01)	(22)		(7)	(.05)	(.02)
Other derivative and hedging activities	31	(1)	79.07		.17	(24)	(1)	142	(.05)	.31
Other and non-recurring income (loss)	(7)		0	(.01)	.00	(13)		0	(.03)	.00
Net earnings	$810		$889	$1.78	$1.90	$1,542		$1,781	$3.38	$3.80
(1) Excludes a gain of $7 and $13, after tax, for the three- and six-month periods ended June 30, 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses

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

Securities Transactions and Impairments

During the three-month period ended June 30, 2014, we realized pretax investment gains, net of losses, of $97 million ($63 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $28 million ($18 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the six-month period ended June 30, 2014, we realized pretax investment gains, net of losses, of $138 million ($90 million after-tax) from the sales and redemptions of securities. We realized pretax investment losses of $31 million ($20 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

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

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Corporate bonds	$28	$0	$31	$38
Sovereign and supranational	0	0	0	16
Equity securities	0	0	0	1
Total other-than-temporary impairment losses realized (1)	$28	$0	$31	$55
(1) Includes $0 and $1 for the six-month periods ended June 30, 2014 and 2013, respectively, for impairments due to severity and duration of decline in fair value; and $28 and $0 for the three-month periods and $31 and $54 for the six-month periods ended June 30, 2014 and 2013, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps, credit default swaps and interest rate swaps in VIEs that are consolidated; foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; foreign currency interest rate swaps associated with certain senior notes and our subordinated debentures; and an interest rate swap associated with our variable interest rate yen-denominated debt. During the three-month period ended June 30, 2014, we realized pretax investment gains, net of losses, of $33 million ($21 million after-tax), compared with pretax investment gains, net of losses, of $115 million ($75 million after-tax) for the same period in 2013, as a result of valuing these derivatives, net of the effects of hedge accounting. During the six-month period ended June 30, 2014, we realized pretax investment losses, net of gains, of $51 million ($33 million after-tax), compared with pretax investment gains, net of losses, of $207 million ($135 million after-tax) for the same period in 2013, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. However, except for certain transactions such as profit repatriation and the Aflac Japan dollar investment program, we do not actually convert yen into dollars. As a result, we view foreign currency translation as a financial reporting issue for Aflac rather than an economic event for our Company or shareholders. Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac’s financial performance excluding the impact of foreign currency translation.
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the three-month periods ended June 30, 2014 and 2013. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.2% for the six-month period ended June 30, 2014, compared with 34.5% for the same period in 2013.

Earnings Guidance
Our 2014 earnings per diluted share will benefit significantly from increased share repurchase activities, but will also be challenged by sizeable expenditures in both Japan and the U.S. to enhance our operational infrastructure and an increase in Japan's consumption tax, which rose from 5% to 8% starting in April 2014. Additionally, we estimate the reinsurance agreement entered into at the end of third quarter 2013 will reduce 2014 operating earnings per diluted share by approximately $.05. During the remainder of 2014, we expect to see increased spending related to various initiatives in both the U.S. and Japan. Our current expectation for 2014 is to increase operating earnings per diluted share by 3% to 4% over 2013, excluding the effect of foreign currency translation.
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

Assuming we achieve our earnings objective and the yen/dollar exchange rate averages 100 to 105 for the remainder of the year, we would expect to report operating earnings of $6.16 to $6.30 per diluted share for the full year of 2014. Using the same exchange rate assumption for the third quarter of 2014, we would expect operating earnings of $1.38 to $1.47 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net premium income	$3,578	$3,717	$7,138	$7,622
Net investment income:
Yen-denominated investment income	368	367	729	769
Dollar-denominated investment income	312	286	614	558
Net investment income	680	653	1,343	1,327
Other income (loss)	8	12	17	38
Total operating revenues	4,266	4,382	8,498	8,987
Benefits and claims, net	2,585	2,697	5,119	5,528
Operating expenses:
Amortization of deferred policy acquisition costs	168	153	332	316
Insurance commissions	220	231	441	479
Insurance and other expenses	366	361	746	735
Total operating expenses	754	745	1,519	1,530
Total benefits and expenses	3,339	3,442	6,638	7,058
Pretax operating earnings(1)	$927	$940	$1,860	$1,929
Weighted-average yen/dollar exchange rate	102.15	98.76	102.42	95.60

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Net premium income	(3.8)%	(11.8)%	(6.4)%	(8.9)%	(.4)%	8.6%	.5%	9.2%
Net investment income	4.0	(5.4)	1.1	(6.6)	7.5	16.6	8.4	11.8
Total operating revenues	(2.7)	(10.7)	(5.5)	(8.3)	.7	10.0	1.5	9.8
Pretax operating earnings(1)	(1.3)	(2.5)	(3.6)	(3.7)	2.0	20.1	3.3	15.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.
The percentage increases in premium income in yen reflect the growth of premiums in force. Annualized premiums in force increased 3.0% to 1.58 trillion yen as of June 30, 2014, compared with 1.54 trillion yen as of June 30, 2013. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $15.6 billion at June 30, 2014 and 2013.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 46% of Aflac Japan’s investment income in the first six months of 2014, compared with 42% a year ago. This percentage increase is due to our higher allocation to U.S. dollar-denominated investments. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 44% of Aflac Japan’s investment income during the first six months of 2014, compared with 38% a year ago.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Six Months		Three Months		Six Months
	2014	2013	2014	2013	2014	2013	2014	2013
Net investment income	7.5%	16.6%	8.4%	11.8%	5.8%	6.8%	5.1%	4.0%
Total operating revenues	.7	10.0	1.5	9.8	.4	8.6	1.0	8.5
Pretax operating earnings(1)	2.0	20.1	3.3	15.2	.8	13.5	1.2	9.3
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2014	2013	2014	2013
Benefits and claims, net	60.6%	61.5%	60.3%	61.5%
Operating expenses:
Amortization of deferred policy acquisition costs	3.9	3.5	3.9	3.5
Insurance commissions	5.2	5.3	5.2	5.3
Insurance and other expenses	8.6	8.2	8.7	8.2
Total operating expenses	17.7	17.0	17.8	17.0
Pretax operating earnings(1)	21.7	21.5	21.9	21.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three- and six-month periods ended June 30, 2014, the benefit ratio decreased compared to the same respective periods in prior year, reflecting lower incurred claims and a change in the mix of business for new sales as we have seen a larger proportion of new sales from third sector products versus first sector products. In addition, the reinsurance agreement that we entered into at the end of third quarter 2013 reduced the benefit ratio by 50 basis points for the six-month period ended June 30, 2014. In the three- and six-month periods ended June 30, 2014, the operating expense ratio increased primarily due to the change in the mix of business for new sales. In total, the pretax operating profit margin improved in the three- and six-month periods ended June 30, 2014, compared with the same periods in 2013. During the remainder of 2014, we expect to see increased spending and higher benefit ratios than we experienced in the first six months of the year. For the full year of 2014, we anticipate the pretax operating profit margin to decline somewhat compared with 2013 as the impacts of challenges discussed in the Earnings Guidance subsection of this MD&A are realized.
Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2014	2013	2014	2013	2014	2013	2014	2013
New annualized premium sales	$273	$307	$542	$885	27.9	30.3	55.5	84.1
Increase (decrease) over prior year	(10.9)%	(53.7)%	(38.7)%	(33.0)%	(7.7)%	(43.1)%	(34.0)%	(20.4)%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2014	2013	2014	2013
Medical	35.0%	27.1%	35.2%	19.7%
Cancer	22.5	23.6	20.6	16.0
Ordinary life:
Child endowment	10.4	11.4	10.7	13.6
WAYS	14.8	23.3	16.3	35.4
Other ordinary life	9.2	10.6	9.2	11.3
Other	8.1	4.0	8.0	4.0
Total	100.0%	100.0%	100.0%	100.0%
Aflac Japan’s first sector product sales were down 20.3% in the second quarter of 2014, compared to the same period in prior year, declining somewhat more than anticipated. This contributed to Aflac Japan's overall new annualized premium sales decline of 7.7%. We continue to expect that for the third and fourth quarters of 2014, the sale of first sector products will be down compared with 2013.
The foundation of Aflac Japan's portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 4.5% during the second quarter of 2014, compared with the same period in 2013. For the first six months of 2014, third sector sales increased 3.2%, compared with the same period in 2013. We have been focusing more on promotion of our cancer and medical products following the repricing of our first sector life products in April 2013. Third sector sales grew sequentially over the first quarter of 2014, primarily reflecting an increase in cancer insurance sales from Japan Post. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At June 30, 2014, we had agreements to sell our products at 372 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. As expected, sales of the first sector WAYS product declined sharply in the second quarter of 2014, leading to a 19.9% decline in bank channel sales, compared with the second quarter of 2013. Bank channel sales accounted for 23.3% of new annualized premium sales in the second quarter of 2014 for Aflac Japan, compared with 26.8% during the second quarter of 2013.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 74.7% of total new annualized premium sales for Aflac Japan in the second quarter of 2014. During the three-month period ended June 30, 2014, we recruited more than 250 new sales agencies. At June 30, 2014, Aflac Japan was represented by more than 15,200 sales agencies and more than 126,500 licensed sales associates employed by those agencies.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding a partnership that was established in 2008 (see Japanese Regulatory Environment). Through this alliance, Japan Post intends to expand the number of post offices that offer Aflac's cancer products, gradually increasing from 1,000 postal outlets to eventually 20,000 outlets. As of June 30, 2014, there were 2,980 postal outlets selling our cancer insurance. At the end of June 2014, Japan Post Insurance (Kampo) received FSA regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan is working in consultation with Japan Post to develop a unique Aflac-branded cancer product for Japan Post and Kampo. We anticipate introducing this new product later this year. We believe this alliance with Japan Post will gradually benefit our cancer insurance sales.
We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2014 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Sales from our traditional channels have declined, but we have developed partnerships with new channels that have helped offset that decline. These channels include Japan Post, and we are making gradual but steady progress with advancing our sales through postal outlets. The second half of the year will present us with difficult sales comparisons due to sales of our revised medical product that we introduced in August 2013. Considering these factors, we now anticipate Aflac Japan's sales of third sector cancer and medical products will trend toward the low end of our expectation of a 2% to 7% increase for 2014.
Japanese Economy
The Bank of Japan's July 2014 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy continues to recover moderately. Public investment has become relatively flat at a high level, while housing investment and private consumption have remained resilient, with some improvement observed in employment and income. The report projected that Japan's economy is expected to continue to recover moderately, and the effects of the subsequent decline in demand following the front-loaded increase prior to the consumption tax hike are expected to wane gradually. Exports are expected to increase moderately due to the improving overseas economies. As for domestic demand, public investment is expected to become relatively flat at a high level. Private consumption and housing investment are expected to remain resilient, while industrial production is expected to continue increasing moderately. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2013.
Japanese Regulatory Environment

In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operations in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand a partnership that was established in 2008 (see Aflac Japan Sales).

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

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
New money yield	2.58%	3.02%	2.18%	3.02%
Return on average invested assets, net of investment expenses	2.84	2.92	2.80	2.88
Portfolio book yield, including dollar-denominated investments, end of period	2.85%	3.01%	2.85%	3.01%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-
traded corporate bonds.

Given the volatility in the U.S. interest rate environment, Aflac Japan did not purchase any additional U.S. dollar-denominated fixed maturities as part of the program discussed above during the last six months of 2013. However, we did resume purchasing investment-grade U.S. dollar-denominated securities during the first six months of 2014. Despite resuming the purchase of U.S. dollar investments, which generally yield more than JGBs, we experienced an overall decrease in the new money yield for the three- and six-month periods ended June 30, 2014, compared to the same relative periods in 2013. This is due to a significant portion of our investable cash flow during this period being allocated to the purchase of JGBs and, within our U.S. dollar securities allocation, a sizable year-to-date purchase of U.S. treasury securities. We currently expect most of our remaining 2014 investment activity to be allocated to U.S. dollar-denominated treasury and corporate securities.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Premium income	$1,311	$1,295	$2,605	$2,575
Net investment income	161	158	322	314
Other income	1	1	1	4
Total operating revenues	1,473	1,454	2,928	2,893
Benefits and claims	708	714	1,394	1,404
Operating expenses:
Amortization of deferred policy acquisition costs	108	98	238	218
Insurance commissions	148	147	293	292
Insurance and other expenses	209	212	400	415
Total operating expenses	465	457	931	925
Total benefits and expenses	1,173	1,171	2,325	2,329
Pretax operating earnings(1)	$300	$283	$603	$564
Percentage change over previous period:
Premium income	1.2%	3.5%	1.1%	3.8%
Net investment income	2.5	3.1	2.5	3.2
Total operating revenues	1.3	3.4	1.2	3.6
Pretax operating earnings(1)	5.7	9.9	6.8	6.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force remained stable at $5.5 billion as of June 30, 2014 and 2013.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2014	2013	2014	2013
Benefits and claims	48.1%	49.1%	47.6%	48.5%
Operating expenses:
Amortization of deferred policy acquisition costs	7.3	6.7	8.1	7.5
Insurance commissions	10.1	10.1	10.0	10.1
Insurance and other expenses	14.2	14.6	13.7	14.4
Total operating expenses	31.6	31.4	31.8	32.0
Pretax operating earnings(1)	20.3	19.5	20.6	19.5
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio decreased in the three- and six-month periods ended June 30, 2014, compared with the same respective periods in 2013, reflecting lower incurred claims. The expense ratio increased slightly in the three-month period and decreased moderately in the six-month period ended June 30, 2014. These fluctuations resulted in an overall improvement in the pretax operating profit margin for the three- and six-month periods ended June 30, 2014, compared with the same relative periods in 2013. During the remainder of 2014, we expect to see increased spending and higher benefit ratios than we experienced in the first six months of the year. For the full year of 2014, we anticipate operating ratios to be fairly stable compared to 2013.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2014	2013	2014	2013
New annualized premium sales	$334	$364	$651	$696
Increase (decrease) over prior period	(8.2)%	1.4%	(6.4)%	(1.9)%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2014	2013	2014	2013
Income-loss protection:
Short-term disability	22.4%	20.9%	22.0%	21.1%
Life	6.3	5.3	6.2	5.4
Asset-loss protection:
Accident	27.8	26.9	27.8	27.0
Critical care(1)	20.3	19.5	20.7	20.1
Supplemental medical:
Hospital indemnity	16.5	17.2	16.7	16.6
Dental/vision	6.7	6.5	6.6	6.4
Other	0.0	3.7	0.0	3.4
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, decreased 5.0%, short-term disability sales decreased 1.7%, critical care insurance sales (including cancer insurance) decreased 4.4%, and hospital indemnity insurance sales decreased 11.7% in the second quarter of 2014, compared with the same period in 2013.
In the second quarter of 2014, our traditional U.S. sales forces included more than 9,300 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.
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
In the second half of 2014, Aflac U.S. will be implementing tactical initiatives centered around providing competitive compensation to our sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures are designed to more effectively link sales management's success to Aflac's success. For example, we are enhancing compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we have eliminated the commission-based position of state sales coordinator. To better manage our state operations, we have introduced the new position of market director. Market directors will be salaried with the opportunity to earn sales-related bonuses. We believe this will enhance our performance management and better align their pay with their new business results. This position change will be effective on October 1, 2014. We currently estimate the quarterly costs related to these U.S. sales initiatives will be around $.02 per diluted share beginning in the fourth quarter of 2014. We will finalize the estimate for 2015 expenses from these initiatives, and they will be reflected in the 2015 earnings guidance that we will provide when we report third quarter 2014 results.
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
Given the sales results in the first half of the year, we now expect full year 2014 Aflac U.S. new annualized premium sales to be in the range of down 4% to down 8%.
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
The Dodd-Frank Act created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is

"predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers and advanced a third insurer to the final stage of the designation process for supervision by the Board in 2013. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
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

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2014	2013	2014	2013
New money yield	4.31%	3.70%	4.32%	3.70%
Return on average invested assets, net of investment expenses	5.57	5.81	5.55	5.83
Portfolio book yield, end of period	5.99%	6.11%	5.99%	6.11%

The increase in the Aflac U.S. new money yield for the three- and six-month periods ended June 30, 2014 is primarily due to the increase in interest rates experienced throughout the period, partially offset by tightening credit spreads. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2014, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2013.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	101.36		105.39
Investments and cash	$114,734	$2,891	$111,843
Deferred policy acquisition costs	9,117	234	8,883
Total assets	127,871	3,221	124,650
Policy liabilities	95,424	3,301	92,123
Total liabilities	110,313	3,600	106,713
(1)The exchange rate at June 30, 2014, was 101.36 yen to one dollar, or 4.0% stronger than the December 31, 2013, exchange rate of 105.39.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2014	December 31, 2013	June 30, 2014		December 31, 2013
Securities available for sale, at fair value:
Fixed maturities	$55,013	$46,448	$12,433	(1)	$11,290	(1)
Perpetual securities	3,106	2,839	62		108
Equity securities	23	21	0		0
Total available for sale	58,142	49,308	12,495		11,398
Securities held to maturity, at amortized cost:
Fixed maturities	41,134	44,415	0		0
Total held to maturity	41,134	44,415	0		0
Total investment securities	$99,276	$93,723	$12,495		$11,398
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $383 in 2014 and $332 in
2013.
Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.
Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $73.2 billion, at amortized cost, at June 30, 2014. However, Aflac Japan also owns dollar-denominated securities of $15.0 billion, at amortized cost, whose fair value is hedged against currency risk as well as $8.2 billion of securities, at amortized cost, that are not hedged as of June 30, 2014. Due to this investment allocation, yen-denominated investment income accounted for 54% of Aflac Japan's investment income during the three- and six-month periods ended June 30, 2014, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan in July 2014, we had entered into foreign exchange forwards and options as part of a hedging strategy on 52.5 billion yen. In the second quarter of 2014, we further hedged foreign exchange risk for a portion of the expected profit repatriation in yen from Aflac Japan scheduled to occur in July 2015 using foreign exchange forwards as part of a hedging strategy on 10.0 billion yen.
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 37 before the yield on these instruments would equal that of a comparable yen-denominated instrument.
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

(In millions)	June 30, 2014			December 31, 2013
Yen/dollar exchange rates	86.36	101.36 (1)	116.36	90.39	105.39(1)	120.39
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$34,320	$29,241	$25,472	$27,893	$23,923	$20,942
Fixed maturities - consolidated variable interest entities(3)	1,518	1,293	1,126	2,419	2,075	1,816
Perpetual securities	3,013	2,567	2,236	2,734	2,345	2,053
Perpetual securities - consolidated variable interest entities(3)	497	423	369	443	380	333
Equity securities	21	18	16	20	17	15
Securities held to maturity:
Fixed maturities	48,163	41,035	35,745	51,509	44,178	38,673
Fixed maturities - consolidated variable interest entities(3)	116	99	86	277	237	208
Cash and cash equivalents	917	781	681	479	411	360
Derivatives	3,114	590	714	1,467	488	737
Other financial instruments	183	156	136	166	143	125
Subtotal	91,862	76,203	66,581	87,407	74,197	65,262
Liabilities:
Notes payable	853	727	633	814	699	611
Derivatives	557	240	2,158	489	837	2,504
Subtotal	1,410	967	2,791	1,303	1,536	3,115
Net yen-denominated financial instruments	90,452	75,236	63,790	86,104	72,661	62,147
Other yen-denominated assets	9,555	8,141	7,092	9,327	8,000	7,003
Other yen-denominated liabilities	109,582	93,365	81,329	104,704	89,801	78,613
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,575)	$(9,988)	$(10,447)	$(9,273)	$(9,140)	$(9,463)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2014, and December 31, 2013, would be as follows:

(In millions)	June 30, 2014	December 31, 2013
Effect on yen-denominated debt and perpetual securities	$(10,333)	$(9,337)
Effect on dollar-denominated debt and perpetual securities	(3,471)	(3,021)
Effect on total debt and perpetual securities	$(13,804)	$(12,358)
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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013	Six Months Ended June 30, 2013
AAA	11.4%	.6%	.9%
AA	57.9	74.2	38.7
A	12.9	12.6	30.1
BBB	16.3	11.0	27.8
BB or lower	1.5	1.6	2.5
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities in the first six months of 2014 was due to the purchase of U.S. Treasury securities in the Aflac Japan portfolio. The increase in purchases of AA rated securities in the first six months of 2014 and the full year of 2013 was primarily due to the purchase of JGBs. The relatively higher purchases of A rated and BBB rated securities in the first six months of 2013 were related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities in 2014 and 2013 were for a program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	2.0%	2.0%	1.4%	1.4%
AA	45.5	45.6	46.7	47.5
A	23.7	24.1	23.4	23.7
BBB	24.8	24.4	24.4	23.6
BB or lower	4.0	3.9	4.1	3.8
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2014, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at June 30, 2014, and December 31, 2013. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	June 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$100,831	93.6%	$97,165	93.5%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,268	3.0	3,156	3.1
Tier I(1)	142	.1	139	.1
Surplus notes	306	.3	330	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.0	51	.0
Total fixed maturities	3,852	3.5	3,761	3.6
Perpetual securities (economic maturity date):
Upper Tier II	1,996	1.9	1,920	1.9
Tier I	828	.8	858	.8
Other subordinated - non-banks	217	.2	209	.2
Total perpetual securities	3,041	2.9	2,987	2.9
Total debt and perpetual securities	$107,724	100.0%	$103,913	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.
Investment Concentrations
One of our largest investment concentrations as of June 30, 2014, was banks and financial institutions. Approximately 14% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at June 30, 2014 and December 31, 2013. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at June 30, 2014, based on amortized cost, was: Europe, excluding the United Kingdom (30%); United States (25%); Australia (9%); Japan (8%); United Kingdom (9%); and other (19%).
Our 20 largest global investment exposures as of June 30, 2014, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government (1)	$41,759	38.76%	Senior	Aa3	AA-	A+
U.S. Treasury	792.74
U.S. Treasury	789.73	Senior	Aaa	AA+	AAA
Atlanta GA Downtown Development Authority	3.01	Senior	—	AA+	—
Republic of South Africa	599.56	Senior	Baa1	BBB-	BBB
Bank of America Corp. (includes Merrill Lynch)	446.41
Bank of America Corp.	247.22	Senior	Baa2	A-	A
Bank of America Corp.	197.18	Lower Tier II	Baa3	BBB+	BBB+
Bank of America NA	2.01	Senior	A2	A	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	444.41
Bank of Tokyo-Mitsubishi UFJ Ltd. (BTMU Curacao Holdings NV)	444.41	Lower Tier II	A1	A	A-
Investcorp SA	415.39
Investcorp Capital Limited	415.39	Senior	Ba2	—	BB
Deutsche Bank AG	395.37
Deutsche Postbank AG	237.22	Lower Tier II	Baa3	—	A-
Deutsche Bank Capital Trust II	143.13	Tier I	Ba2	BBB-	BBB-
Deutsche BK CAP FDG Capital Trust I	15.02	Tier I	Ba2	BBB-	BBB-
National Grid PLC	395.37
National Grid Gas PLC	198.19	Senior	A3	A-	A
National Grid Electricity Transmission PLC	197.18	Senior	A3	A-	A
Telecom Italia SpA	395.37
Telecom Italia Finance SA	198.19	Senior	Ba1	BB+	BBB-
Olivetti Finance NV	197.18	Senior	Ba1	BB+	BBB-
Sumitomo Mitsui Financial Group Inc.	395.37
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	247.23	Upper Tier II	A2	BBB+	—
Sumitomo Mitsui Banking Corporation	99.09	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation	49.05	Upper Tier II	A2	BBB+	—
JP Morgan Chase & Co. (including Bear Stearns)	392.36
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	348.32	Senior	A3	A	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	A
JPMorgan Chase & Co. (FNBC)	16.01	Senior	Aa1	A+	—
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A2	A	A
Citigroup Inc.	370.34
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	296.27	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	73.07	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	A-
Banobras	365.34	Senior	A3	BBB+	BBB+
Petroleos Mexicanos (Pemex)	347.32
Pemex Proj FDG Master TR	296.27	Senior	A3	BBB+	BBB+
Pemex Finance LTD	51.05	Senior	A3	A-	A+
Sultanate of Oman	345.32	Senior	A1	A	—
Koninklijke Ahold NV	340.32
Koninklijke Ahold NV	325.30	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.02	Senior	Baa3	BBB	—
Nordea Bank AB	332.31
Nordea Bank AB	253.24	Tier I	Baa3	BBB+	BBB+
Nordea Bank Finland	78.07	Upper Tier II	Baa2	A-	A-
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
German Agency Banks	331.31
Landwirtschaftliche Rentenbank	247.23	Lower Tier II	Aaa	AAA	AAA
KfW	84.08	Senior	Aaa	AAA	AAA
Pfizer, Inc.	326.30
Pharmacia	117.11	Senior	A1	AA	A+
Zoetis, Inc.	89.08	Senior	Baa2	BBB-	—
Pfizer, Inc.	73.07	Senior	A1	AA	A+
Wyeth	47.04	Senior	A1	AA	A+
Navient Corp (formerly SLM Corp)	326.30	Senior	Ba3	BB	BB
Subtotal	$49,509	45.97%
Total debt and perpetual securities	$107,724	100.00%
(1) JGBs or JGB-backed securities
* We consider Berkshire Hathaway Energy and Burlington Northern Santa Fe, LLC holdings distinct from those of their parent company Berkshire Hathaway and believe it appropriate to report them separately. If aggregated, our total exposure under the Berkshire Hathaway family of companies would have placed them among our top 20 exposures.

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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	June 30, 2014		December 31, 2013
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$45,100	41.9%	$45,224	43.5%
United States and Canada	31,306	29.1	28,167	27.1
United Kingdom	3,649	3.4	3,385	3.3
Germany	3,156	2.9	3,070	2.9
France	2,156	2.0	2,085	2.0
Peripheral Eurozone	3,486	3.2	3,365	3.2
Portugal	231.2		230.2
Italy	1,991	1.8	1,914	1.8
Ireland	424.4		410.4
Spain	840.8		811.8
Nordic Region	2,602	2.4	2,564	2.5
Sweden	1,152	1.1	1,109	1.1
Norway	603.5		641.6
Denmark	395.4		380.4
Finland	452.4		434.4
Other Europe	3,254	3.0	3,313	3.2
Netherlands	1,759	1.6	1,838	1.8
Switzerland	242.2		236.2
Czech Republic	493.5		474.5
Austria	298.3		315.3
Belgium	265.2		254.2
Poland	197.2		196.2
Asia excluding Japan	4,316	4.0	4,163	4.0
Africa and Middle East	2,495	2.3	2,579	2.5
Latin America	3,010	2.8	2,911	2.8
Australia	2,685	2.5	2,594	2.5
All Others	509.5		493.5
Total debt and perpetual securities	$107,724	100.0%	$103,913	100.0%

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

We had no direct exposure to Greece or Cyprus as of June 30, 2014 and December 31, 2013. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

June 30, 2014
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$227	$182	$227	$182
Italy:
Public utilities	0	0	0	0	15	19	15	19
Other corporate	0	0	0	0	506	522	506	522
Portugal:
Public utilities	99	104	132	134	0	0	231	238
Spain:
Sovereign	0	0	0	0	65	142	65	142
Banks/financial institutions	35	37	0	0	0	0	35	37
Other corporate	0	0	0	0	198	206	198	206
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	197	140	197	140
Italy:
Sovereign	0	0	0	0	247	237	247	237
Banks/financial institutions	0	0	0	0	148	139	148	139
Public utilities	0	0	0	0	730	778	730	778
Other corporate	0	0	0	0	345	356	345	356
Spain:
Public utilities	0	0	0	0	345	351	345	351
Other corporate	0	0	0	0	197	225	197	225
Total gross and net funded exposure	$134	$141	$132	$134	$3,220	$3,297	$3,486	$3,572

December 31, 2013
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$220	$164	$220	$164
Italy:
Public utilities	0	0	0	0	14	17	14	17
Other corporate	0	0	0	0	487	434	487	434
Portugal:
Public utilities	7	8	128	134	95	89	230	231
Spain:
Sovereign	0	0	0	0	62	113	62	113
Banks/financial institutions	35	38	0	0	0	0	35	38
Other corporate	0	0	0	0	192	181	192	181
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	190	141	190	141
Italy:
Sovereign	0	0	0	0	237	199	237	199
Banks/financial institutions	0	0	0	0	142	121	142	121
Public utilities	0	0	0	0	702	682	702	682
Other corporate	0	0	0	0	332	319	332	319
Spain:
Public utilities	0	0	0	0	332	298	332	298
Other corporate	0	0	0	0	190	188	190	188
Total gross and net funded exposure	$42	$46	$128	$134	$3,195	$2,946	$3,365	$3,126

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% of total investments in the banks and financial institutions sector at June 30, 2014 and December 31, 2013, and 1% of total investments in debt and perpetual securities at June 30, 2014 and December 31, 2013.

European sovereign debt crisis - monitoring and mitigating exposure

During most of 2011, we saw the European sovereign crisis persist and escalate. During the crisis in 2011 and 2012, we undertook a derisking program to reduce significant concentrations within our investment portfolio, most notably perpetual securities issued by financial institutions and instruments issued by other peripheral Eurozone issuers. We remain diligent in monitoring our portfolio and continually evaluate opportunities to manage risk within our portfolio.

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

Some of our peripheral Eurozone fixed income investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness. As of June 30, 2014, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Apart from our direct investments in peripheral Eurozone sovereign debt totaling $312 million, our other exposures as of June 30, 2014 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $607 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.6 billion, core Eurozone1 banks and financial institutions of $2.5 billion, core Eurozone non-banks (excluding sovereigns) of $5.0 billion, core Eurozone sovereigns of $578 million, and non-Eurozone2 holdings throughout the balance of Europe of $6.7 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis are not possible to measure and include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

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

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	June 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$73,122	$78,047	$69,934	$72,179
Perpetual securities	120	157	117	150
Equity securities	9	15	9	14
Total publicly issued	73,251	78,219	70,060	72,343
Privately issued securities:
Fixed maturities	31,561	33,740	30,992	31,737
Perpetual securities	2,921	3,011	2,870	2,797
Equity securities	8	8	8	7
Total privately issued	34,490	36,759	33,870	34,541
Total investment securities	$107,741	$114,978	$103,930	$106,884

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2014	December 31, 2013
Privately issued securities as a percentage of total debt and perpetual securities	32.0%	32.6%
Privately issued securities held by Aflac Japan	$31,725	$31,040
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	29.4%	29.9%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2014	December 31, 2013
Privately issued reverse-dual currency securities	$7,369	$7,087
Publicly issued collateral structured as reverse-dual currency securities	1,751	2,348
Total reverse-dual currency securities	$9,120	$9,435
Reverse-dual currency securities as a percentage of total debt and perpetual securities	8.5%	9.1%
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

Below-Investment-Grade and Split-Rated Securities

We use specific criteria to judge the credit quality of both existing and prospective investments. The ratings referenced in the tables below are based on the ratings designations provided by the major credit rating agencies(Moody's, S&P, and Fitch) or, if not rated, are determined based on our internal credit analysis of such securities. When the ratings issued by the rating agencies differ, we utilize the second lowest rating, regardless of how many of the three rating agencies actually rated the instrument. Split-rated securities are those where the ratings are not equivalent and one or more of the ratings is investment grade and one or more is below investment grade. For these split-rated securities, if there are only two ratings assigned by the credit rating agencies, we take the lower below-investment-grade rating. If there are three ratings assigned, and two of the three are below investment grade, we consider it a below-investment grade security. If there are three ratings and two are investment grade, we consider it an investment grade security unless our evaluation and assessment shows a below-investment-grade rating is warranted despite two of the three rating agencies rating it investment grade.
The below-investment-grade securities shown in the following table were investment grade at the time of purchase and were subsequently downgraded using the above described methodology.
Below-Investment-Grade Securities(1)

	June 30, 2014				December 31, 2013
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$415	$415	$384	$(31)	$401	$401	$327	$(74)
Telecom Italia SpA	395	395	399	4	380	380	328	(52)
Commerzbank AG (includes Dresdner Bank)	395	254	377	123	380	244	336	92
Republic of Tunisia	365	220	258	38	446	275	284	9
Israel Electric Corporation Limited	335	252	268	16	417	316	316	0
Navient Corp (formerly SLM Corp)	326	326	236	(90)	314	314	227	(87)
UPM-Kymmene	306	306	265	(41)	294	294	233	(61)
KLM Royal Dutch Airlines	296	217	257	40	285	209	209	0
Societe Generale (2)	247	220	202	(18)	237	212	198	(14)
Bank of Ireland	197	197	152	(45)	190	190	134	(56)
Generalitat de Catalunya	178	65	142	77	171	63	113	50
Energias de Portugal SA (EDP)	134	132	141	9	137	135	142	7
Kommunalkredit Austria	128	100	100	0	*	*	*	*
IKB Deutsche Industriebank AG	128	54	55	1	123	55	55	0
Tokyo Electric Power Co., Inc.	127	127	129	2	163	164	166	2
Redes Energeticas Nacionais SGPS,S.A. (REN)	99	99	97	(2)	95	95	89	(6)
Alcoa, Inc.	91	92	101	9	*	*	*	*
Barclays Bank PLC (2)	64	47	69	22	64	47	62	15
Sparebanken Vest (2)	0	0	0	0	60	60	52	(8)
Other Issuers (below $50 million in par value) (3)	370	378	391	13	367	359	354	(5)
Total	$4,596	$3,896	$4,023	$127	$4,524	$3,813	$3,625	$(188)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Includes perpetual security
(3) Includes 17 issuers in 2014 and 15 issuers in 2013
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Telecom Italia SpA	$395	Below Investment Grade
Commerzbank AG (includes Dresdner Bank)	254	Below Investment Grade
Israel Electric Corporation Limited	252	Below Investment Grade
Societe Generale(1)	220	Below Investment Grade
Bank of Ireland	197	Below Investment Grade
Barclays Bank PLC (1) (2)	169	Below Investment Grade/ Investment Grade
Deutsche Bank Capital Trust II & Capital Funding Trust I(1)	158	Investment Grade
Energias de Portugal SA (EDP)	132	Below Investment Grade
Goldman Sachs Capital I	115	Investment Grade
Kommunalkredit Austria	100	Below Investment Grade
(1) Includes perpetual security
(2) Barclays is listed as "Below Investment Grade (BIG)/ Investment Grade (IG)" since the Upper Tier II holdings ($122 million amortized cost) are IG and the Tier I holdings ($47 million amortized cost) are BIG

We invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $473 million at June 30, 2014, compared with $451 million at December 31, 2013, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.6% of total debt and perpetual securities at June 30, 2014, compared with 3.7% at December 31, 2013, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at June 30, 2014 and December 31, 2013 were generally reported as available for sale and carried at fair value.

Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $2.4 billion as of June 30, 2014, compared with $2.7 billion as of December 31, 2013, and represented 2.2% of total debt and perpetual securities, at amortized cost, at June 30, 2014, compared with 2.6% at December 31, 2013.

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of June 30, 2014.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$62,244	$66,504	57.9%	$4,982	$722
Below-investment-grade securities	4,346	4,493	3.9	427	280
Held-to-maturity securities:
Investment-grade securities	41,134	43,958	38.2	3,099	275
Total	$107,724	$114,955	100.0%	$8,508	$1,277

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of June 30, 2014.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$15,811	$722	$1,329	$11	$129	$4	$14,353	$707
Below- investment-grade securities	2,015	280	216	3	16	0	1,783	277
Held-to-maturity securities:
Investment-grade securities	5,100	275	493	17	592	12	4,015	246
Total	$22,926	$1,277	$2,038	$31	$737	$16	$20,151	$1,230
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of June 30, 2014.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$15,811	$722	$15,663	$685	$148	$37	$0	$0
Below- investment-grade securities	2,015	280	1,505	141	510	139	0	0
Held-to-maturity securities:
Investment-grade securities	5,100	275	4,903	217	197	58	0	0
Total	$22,926	$1,277	$22,071	$1,043	$855	$234	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2014.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Navient Corp (formerly SLM)	BB	$326	$236	$(90)
DEPFA Bank PLC	BBB	227	170	(57)
Bank of Ireland	BB	197	152	(45)
UPM-Kymmene	BB	306	265	(41)
Svenska Handelsbanken AB (1)	BBB	178	146	(32)
Urenco LTD	BBB	197	166	(31)
Investcorp Capital Limited	BB	415	384	(31)
Bank of America Corp	A	446	418	(28)
Citigroup Inc	A	370	343	(27)
AXA (1)	BBB	317	293	(24)
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
Cash and cash equivalents totaled $2.3 billion, or 2.0% of total investments and cash, as of June 30, 2014, compared with $2.5 billion, or 2.3%, at December 31, 2013. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2014	December 31, 2013	% Change
Aflac Japan	$6,117	$5,819	5.1%	(1)
Aflac U.S.	3,000	2,979	.7
Total	$9,117	$8,798	3.6%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.1% in yen during the six months ended June 30, 2014.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2014	December 31, 2013	% Change
Aflac Japan	$86,314	$80,302	7.5%	(1)
Aflac U.S.	9,108	9,098	.1
Other	2	2	.0
Total	$95,424	$89,402	6.7%
(1)Aflac Japan’s policy liabilities increased 3.4% in yen during the six months ended June 30, 2014.
Notes Payable
Notes payable totaled $4.9 billion at both June 30, 2014 and December 31, 2013. In July 2014, we redeemed 28.7 billion yen of our fixed rate Samurai notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption). See Note 7 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 10 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.
Policyholder Protection Corporation
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On December 27, 2011, Japan's FSA announced the plans to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012 to extend the government's fiscal support framework, and the legislation was approved on March 30, 2012. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from 40 billion yen to 33 billion yen.
In June 2013, a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime came into effect in March 2014, but is not expected to have a material impact on the Company's operations in Japan.
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and six-month periods ended June 30, 2014 and 2013, respectively.

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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2014	December 31, 2013
Aflac Japan net assets	$15,467	$12,315
Aflac Japan unhedged dollar-denominated net assets	(8,415)	(7,621)
Consolidated yen-denominated net assets (liabilities)	$7,052	$4,694

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $1.3 billion as of June 30, 2014 and partially hedged at $1.1 billion as of December 31, 2013.
Cash Flow Hedges
We have freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of June 30, 2014, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We have an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We have designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three- and six-month periods ended June 30, 2014 and 2013, respectively.
Fair Value Hedges
We have entered into foreign currency forwards and options to mitigate the foreign exchange risk associated with new investments in U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
We have entered into interest rate swaptions to mitigate the interest rate risk associated with our U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.
Off-Balance Sheet Arrangements

As of June 30, 2014, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2014	2013
Dividends declared or paid by Aflac	$436	$327
Management fees paid by Aflac	145	153
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

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. As of June 30, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and line of credit at June 30, 2014. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2014	2013
Operating activities	$3,132	$5,698
Investing activities	(3,594)	(5,810)
Financing activities	201	526
Exchange effect on cash and cash equivalents	(30)	(67)
Net change in cash and cash equivalents	$(291)	$347
Operating Activities
The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2014	2013
Aflac Japan	$2,766	$5,202
Aflac U.S. and other operations	366	496
Total	$3,132	$5,698
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2014	2013
Aflac Japan	$(3,522)	$(5,557)
Aflac U.S. and other operations	(72)	(253)
Total	$(3,594)	$(5,810)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% and 3% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the six-month periods ended June 30, 2014 and 2013, respectively.
Financing Activities
Consolidated cash provided by financing activities was $201 million in the first six months of 2014, compared with consolidated cash provided by financing activities of $526 million for the same period of 2013. In July 2014, we redeemed 28.7 billion yen of our fixed rate Samurai notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption). For information regarding our debt issuance in 2013 that was used to fund this redemption, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

Cash returned to shareholders through dividends and treasury stock purchases was $846 million during the six-month period ended June 30, 2014, compared with $602 million during the six-month period ended June 30, 2013.

We were in compliance with all of the covenants of our notes payable and line of credit at June 30, 2014.
The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2014	2013
Treasury stock purchases	$522	$287
Number of shares purchased:
Open market	8,142	5,263
Other	122	144
Total shares purchased	8,264	5,407

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2014	2013
Stock issued from treasury:
Cash financing	$21	$39
Noncash financing	35	36
Total stock issued from treasury	$56	$75
Number of shares issued	1,051	1,671
During the first six months of 2014, we repurchased 8.1 million shares of our common stock for $515 million as part of our share repurchase program. As of June 30, 2014, a remaining balance of 41.1 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors in 2008 and 2013. We currently plan to purchase $1 billion of our common stock in 2014.

Cash dividends paid to shareholders were $.37 per share in the second quarter of 2014, compared with $.35 per share in the second quarter of 2013. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2014	2013
Dividends paid in cash	$324	$315
Dividends through issuance of treasury shares	14	12
Total dividends to shareholders	$338	$327

In July 2014, the board of directors declared the third quarter cash dividend of $.37 per share. The dividend is payable on September 2, 2014, to shareholders of record at the close of business on August 20, 2014.
Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. While we have not yet finalized out statutory financial statements, we estimate that Aflac's RBC ratio as of June 30, 2014 exceeded 800%. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2014 in excess of $2.4 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. We have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We have undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. We employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also have interest rate swaptions to mitigate increases in U.S. interest rates and the related impact to the available-for-sale investment portfolio in Japan. (See Notes 3, 4, and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013 for additional information on our investment strategies and hedging activities, respectively.) While we have not yet completed our FSA financial statements for the second quarter of 2014, we estimate that as of June 30, 2014, Aflac Japan's SMR was above 800%.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2014	2013
Aflac Japan management fees paid to Parent Company	$21	$19
Expenses allocated to Aflac Japan	38	41
In July 2014, Aflac Japan remitted profits to Aflac U.S. of 131.4 billion yen, or $1.3 billion, compared with profit remittances of 76.8 billion yen, or $771 million, in 2013. We had entered into foreign exchange forwards as part of a hedging strategy on 52.5 billion yen of the 2014 repatriation, resulting in $7 million of additional funds received when the yen was exchanged into dollars. We anticipate that there will not be any further profit remittances from Aflac Japan during the remainder of 2014.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2014, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,218,667		$64.24	3,217,000	45,993,020
February 1 - February 28	3,113,966		62.45	3,008,016	42,985,004
March 1 - March 31	311,944		64.60	310,000	42,675,004
April 1 - April 30	20,000		62.73	20,000	42,655,004
May 1 - May 31	865,548		62.12	865,000	41,790,004
June 1 - June 30	723,697		62.37	722,480	41,067,524
Total	8,253,822	(2)	$63.19	8,142,496	41,067,524	(1)
(1)The total remaining shares available for purchase at June 30, 2014, consisted of: (1) 1,067,524 shares related to a share repurchase authorization by the board of directors in 2008 and (2) 40,000,000 shares related to a share repurchase authorization by the board of directors in 2013.
(2)During the first six months of 2014, 111,326 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

10.4*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.5*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.6*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.6 (File No. 001-07434).
10.7*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.8*	-
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

10.43*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.44*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.46*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012 – incorporated by reference from 2012 Form 10-K, Exhibit 10.40 (File No. 001-07434).

10.47*	-	Aflac Incorporated Employment Agreement with Eric Kirsch, effective November 1, 2011 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.47 (File No. 001-07434).
10.48*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 10, 2012 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.48 (File No. 001-07434).
10.49*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated January 1, 2014 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.49 (File No. 001-07434).
10.50*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 5, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 5, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 5, 2014, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 5, 2014	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

August 5, 2014	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer