Form 10-Q
period 2014-09-30
AFLAC INC
filed 2014-11-03
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 27, 2014
Common Stock, $.10 Par Value	450,586,603

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2014

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2014, and 2013, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2014, the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2014, and 2013, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 3, 2014

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2014	2013	2014	2013
Revenues:
Net premiums, principally supplemental health insurance	$4,841	$5,028	$14,583	$15,225
Net investment income	841	821	2,511	2,467
Realized investment gains (losses):
Other-than-temporary impairment losses realized	0	(10)	(31)	(65)
Sales and redemptions	33	72	171	277
Derivative and other gains (losses)	(17)	(40)	(68)	167
Total realized investment gains (losses)	16	22	72	379
Other income	38	15	48	67
Total revenues	5,736	5,886	17,214	18,138
Benefits and expenses:
Benefits and claims, net	3,355	3,485	9,868	10,417
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	271	256	841	790
Insurance commissions	361	388	1,096	1,158
Insurance expenses	566	568	1,637	1,631
Interest expense	77	71	238	211
Other operating expenses	32	49	118	143
Total acquisition and operating expenses	1,307	1,332	3,930	3,933
Total benefits and expenses	4,662	4,817	13,798	14,350
Earnings before income taxes	1,074	1,069	3,416	3,788
Income taxes	368	367	1,168	1,305
Net earnings	$706	$702	$2,248	$2,483
Net earnings per share:
Basic	$1.56	$1.51	$4.96	$5.34
Diluted	1.56	1.50	4.93	5.31
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	451,246	464,324	452,833	465,325
Diluted	453,981	467,391	455,674	468,052
Cash dividends per share	$.37	$.35	$1.11	$1.05
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2014	2013	2014	2013
Net earnings	$706	$702	$2,248	$2,483
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(904)	5	(459)	(373)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	774	255	3,656	(3,553)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(27)	(94)	(18)	(220)
Unrealized gains (losses) on derivatives during period	(9)	2	(8)	(5)
Pension liability adjustment during period	3	0	2	8
Total other comprehensive income (loss) before income taxes	(163)	168	3,173	(4,143)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(57)	(211)	1,110	(967)
Other comprehensive income (loss), net of income taxes	(106)	379	2,063	(3,176)
Total comprehensive income (loss)	$600	$1,081	$4,311	$(693)
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	September 30, 2014 (Unaudited)	December 31, 2013
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $59,061 in 2014 and $52,402 in 2013)	$63,100	$53,227
Fixed maturities - consolidated variable interest entities (amortized cost $3,222 in 2014 and $4,109 in 2013)	4,132	4,843
Perpetual securities (amortized cost $2,374 in 2014 and $2,524 in 2013)	2,543	2,479
Perpetual securities - consolidated variable interest entities (amortized cost $446 in 2014 and $463 in 2013)	483	468
Equity securities (cost $15 in 2014 and $17 in 2013)	23	21
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $40,628 in 2014 and $45,610 in 2013)	37,652	44,178
Fixed maturities - consolidated variable interest entities (fair value $88 in 2014 and $236 in 2013)	91	237
Other investments	4,001	463
Cash and cash equivalents	2,666	2,543
Total investments and cash	114,691	108,459
Receivables	870	1,165
Accrued investment income	770	798
Deferred policy acquisition costs	8,713	8,798
Property and equipment, at cost less accumulated depreciation	449	481
Other (1)	1,760	1,606
Total assets	$127,253	$121,307
(1) Includes $98 in 2014 and $106 in 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2014 (Unaudited)	December 31, 2013
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$70,062	$69,136
Unpaid policy claims	3,829	3,763
Unearned premiums	9,742	10,642
Other policyholders’ funds	6,567	5,861
Total policy liabilities	90,200	89,402
Income taxes	4,469	3,718
Payables for return of cash collateral on loaned securities	7,025	5,820
Notes payable	4,558	4,897
Other (2)	3,148	2,850
Commitments and contingent liabilities (Note 11)
Total liabilities	109,400	106,687
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2014 and 2013; issued 667,967 shares in 2014 and 667,046 shares in 2013	67	67
Additional paid-in capital	1,726	1,644
Retained earnings	21,628	19,885
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,805)	(1,505)
Unrealized gains (losses) on investment securities	3,402	1,035
Unrealized gains (losses) on derivatives	(17)	(12)
Pension liability adjustment	(80)	(81)
Treasury stock, at average cost	(7,068)	(6,413)
Total shareholders’ equity	17,853	14,620
Total liabilities and shareholders’ equity	$127,253	$121,307
(2) Includes $190 in 2014 and $207 in 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2014	2013
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,644	1,505
Exercise of stock options	24	38
Share-based compensation	27	22
Gain (loss) on treasury stock reissued	31	40
Balance, end of period	1,726	1,605
Retained earnings:
Balance, beginning of period	19,885	17,387
Net earnings	2,248	2,483
Dividends to shareholders	(505)	(490)
Balance, end of period	21,628	19,380
Accumulated other comprehensive income (loss):
Balance, beginning of period	(563)	2,715
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(300)	(751)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	2,367	(2,427)
Unrealized gains (losses) on derivatives during period, net of income taxes	(5)	(3)
Pension liability adjustment during period, net of income taxes	1	5
Balance, end of period	1,500	(461)
Treasury stock:
Balance, beginning of period	(6,413)	(5,696)
Purchases of treasury stock	(698)	(307)
Cost of shares issued	43	70
Balance, end of period	(7,068)	(5,933)
Total shareholders’ equity	$17,853	$14,658
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2014	2013
Cash flows from operating activities:
Net earnings	$2,248	$2,483
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(2)	(29)
Increase in deferred policy acquisition costs	(135)	(319)
Increase in policy liabilities	2,674	5,653
Change in income tax liabilities	(270)	422
Realized investment (gains) losses	(72)	(379)
Other, net	134	(672)
Net cash provided (used) by operating activities	4,577	7,159
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,773	9,354
Fixed maturities matured or called	723	2,049
Perpetual securities sold	60	212
Perpetual securities matured or called	0	259
Securities held to maturity:
Fixed maturities matured or called	8,456	5,619
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(8,959)	(16,937)
Held-to-maturity fixed maturities acquired	(3,564)	(1,180)
Other investments, net	(3,690)	(315)
Settlement of derivatives, net	(367)	(1,496)
Cash received as collateral, net	1,414	(5,606)
Other, net	10	520
Net cash provided (used) by investing activities	(4,144)	(7,521)
Cash flows from financing activities:
Purchases of treasury stock	(698)	(307)
Proceeds from borrowings	0	700
Principal payments under debt obligations	(335)	0
Dividends paid to shareholders	(486)	(472)
Change in investment-type contracts, net	1,166	1,138
Treasury stock reissued	25	59
Other, net	6	15
Net cash provided (used) by financing activities	(322)	1,133
Effect of exchange rate changes on cash and cash equivalents	12	(63)
Net change in cash and cash equivalents	123	708
Cash and cash equivalents, beginning of period	2,543	2,041
Cash and cash equivalents, end of period	$2,666	$2,749
Supplemental disclosures of cash flow information:
Income taxes paid	$1,412	$673
Interest paid	171	139
Noncash interest (1)	66	72
Impairment losses included in realized investment losses	31	65
Noncash financing activities:
Treasury stock issued for:
Associate stock bonus	26	28
Shareholder dividend reinvestment	19	18
Share-based compensation grants	4	5
(1) Consists primarily of accreted interest on discounted advance premiums
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 74% and 75% of the Company's total revenues in the nine-month periods ended September 30, 2014, and 2013, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 85% at September 30, 2014, and December 31, 2013.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2014 and December 31, 2013, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2014, and 2013, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2013.

Significant Accounting Policies

The accounting policy for other investments is disclosed below. All other significant accounting policies remain unchanged from our annual report to shareholders for the year ended December 31, 2013.

Other investments - Other investments include policy loans and other short-term investments with maturities of one year or less, but greater than 90 days, at the time of purchase and are stated at amortized cost, which approximates estimated fair value.

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

Transfers and Servicing, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued updated guidance for repurchase agreement and security lending transactions to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. The amendments also require new disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, the FASB issued this amendment that provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: In June 2014, the FASB issued this amendment that provides guidance on certain share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Revenue from Contracts with Customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014		2013	2014		2013
Revenues:
Aflac Japan:
Net earned premiums	$3,534		$3,735	$10,672		$11,357
Net investment income	676		659	2,019		1,986
Other income	9		8	25		46
Total Aflac Japan	4,219		4,402	12,716		13,389
Aflac U.S.:
Earned premiums	1,306		1,293	3,910		3,868
Net investment income	162		159	484		473
Other income	0		1	2		4
Total Aflac U.S.	1,468		1,453	4,396		4,345
Other business segments	11		11	29		38
Total business segment revenues	5,698		5,866	17,141		17,772
Realized investment gains (losses)	6	(1)	22	42	(1)	379
Corporate	43		71	194		229
Intercompany eliminations	(38)		(73)	(170)		(242)
Other non-operating income (loss)	27		0	7		0
Total revenues	$5,736		$5,886	$17,214		$18,138
(1) Excluding a gain of $10 for the three-month period and $30 for the nine-month period ended September 30, 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014		2013	2014		2013
Pretax earnings:
Aflac Japan	$828		$846	$2,688		$2,775
Aflac U.S.	269		269	872		833
Total business segment pretax operating earnings	1,097		1,115	3,560		3,608
Interest expense, noninsurance operations	(49)		(50)	(150)		(147)
Corporate and eliminations	(7)		(18)	(43)		(52)
Pretax operating earnings	1,041		1,047	3,367		3,409
Realized investment gains (losses)	6	(1)	22	42	(1)	379
Other non-operating income (loss)	27		0	7		0
Total earnings before income taxes	$1,074		$1,069	$3,416		$3,788
Income taxes applicable to pretax operating earnings	$356		$360	$1,151		$1,173
Effect of foreign currency translation on operating earnings	(19)		(97)	(80)		(271)
(1) Excluding a gain of $10 for the three-month period and $30 for the nine-month period ended September 30, 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets were as follows:

(In millions)	September 30, 2014	December 31, 2013
Assets:
Aflac Japan	$107,480	$102,973
Aflac U.S.	17,308	16,112
Other business segments	141	155
Total business segment assets	124,929	119,240
Corporate	22,918	19,909
Intercompany eliminations	(20,594)	(17,842)
Total assets	$127,253	$121,307

3.   INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,567	$985	$0	$18,552
Municipalities	83	1	0	84
Mortgage- and asset-backed securities	397	34	0	431
Public utilities	1,946	170	6	2,110
Sovereign and supranational	881	163	0	1,044
Banks/financial institutions	3,031	288	197	3,122
Other corporate	3,809	371	107	4,073
Total yen-denominated	27,714	2,012	310	29,416
Dollar-denominated:
U.S. government and agencies	1,449	24	2	1,471
Municipalities	982	151	3	1,130
Mortgage- and asset-backed securities	182	24	0	206
Public utilities	5,209	753	60	5,902
Sovereign and supranational	356	94	0	450
Banks/financial institutions	3,084	646	11	3,719
Other corporate	23,307	2,106	475	24,938
Total dollar-denominated	34,569	3,798	551	37,816
Total fixed maturities	62,283	5,810	861	67,232
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,486	230	114	2,602
Other corporate	201	46	0	247
Dollar-denominated:
Banks/financial institutions	133	45	1	177
Total perpetual securities	2,820	321	115	3,026
Equity securities	15	8	0	23
Total securities available for sale	$65,118	$6,139	$976	$70,281

	September 30, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,056	$2,143	$0	$24,199
Municipalities	382	56	0	438
Mortgage- and asset-backed securities	51	3	0	54
Public utilities	3,681	266	44	3,903
Sovereign and supranational	2,823	228	22	3,029
Banks/financial institutions	5,432	207	128	5,511
Other corporate	3,318	280	16	3,582
Total yen-denominated	37,743	3,183	210	40,716
Total securities held to maturity	$37,743	$3,183	$210	$40,716

	December 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$14,936	$431	$33	$15,334
Mortgage- and asset-backed securities	558	29	0	587
Public utilities	2,261	100	18	2,343
Sovereign and supranational	978	85	28	1,035
Banks/financial institutions	2,799	220	242	2,777
Other corporate	3,956	151	185	3,922
Total yen-denominated	25,488	1,016	506	25,998
Dollar-denominated:
U.S. government and agencies	92	10	4	98
Municipalities	992	71	12	1,051
Mortgage- and asset-backed securities	163	21	0	184
Public utilities	4,931	471	183	5,219
Sovereign and supranational	404	85	1	488
Banks/financial institutions	3,318	447	33	3,732
Other corporate	21,123	1,347	1,170	21,300
Total dollar-denominated	31,023	2,452	1,403	32,072
Total fixed maturities	56,511	3,468	1,909	58,070
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,582	151	217	2,516
Other corporate	209	0	0	209
Dollar-denominated:
Banks/financial institutions	196	35	9	222
Total perpetual securities	2,987	186	226	2,947
Equity securities	17	5	1	21
Total securities available for sale	$59,515	$3,659	$2,136	$61,038

	December 31, 2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,362	$1,347	$1	$28,708
Municipalities	399	41	0	440
Mortgage- and asset-backed securities	58	3	0	61
Public utilities	3,900	150	122	3,928
Sovereign and supranational	2,941	171	72	3,040
Banks/financial institutions	6,310	146	328	6,128
Other corporate	3,445	183	87	3,541
Total yen-denominated	44,415	2,041	610	45,846
Total securities held to maturity	$44,415	$2,041	$610	$45,846

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the third quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of the transfer, the security had an amortized cost of $233 million and an unrealized loss of $18 million. During the second quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of the transfer, the security had an amortized cost of $128 million and an unrealized loss of $28 million. Following the reclassification, we impaired the security by $28 million. During the first quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $63 million and an unrealized loss of $8 million.

During the first and third quarters of 2013, we did not reclassify any investments from the held-to-maturity portfolio to the available-for-sale portfolio. During the second quarter of 2013, we reclassified one investment from the held-to maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $297 million and an unrealized loss of $108 million.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at September 30, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$344	$357	$52	$52
Due after one year through five years	1,891	2,078	647	755
Due after five years through 10 years	12,883	13,258	1,441	1,521
Due after 10 years	35,201	38,084	8,950	10,178
Mortgage- and asset-backed securities	456	505	37	46
Total fixed maturities available for sale	$50,775	$54,282	$11,127	$12,552
Held to maturity:
Due in one year or less	$14	$14	$0	$0
Due after one year through five years	1,491	1,628	0	0
Due after five years through 10 years	2,323	2,532	0	0
Due after 10 years	33,864	36,489	0	0
Mortgage- and asset-backed securities	51	53	0	0
Total fixed maturities held to maturity	$37,743	$40,716	$0	$0

At September 30, 2014, the Parent Company had a portfolio of available-for-sale fixed-maturity securities totaling $381 million at amortized cost and $398 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call premiums or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate of 125 to more than 300 basis points above an appropriate market index, generally by the 25th year after issuance, thereby creating an economic maturity date. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$383	$376	$5	$5
Due after one year through five years	778	830	0	0
Due after 10 years	1,615	1,759	39	56
Total perpetual securities available for sale	$2,776	$2,965	$44	$61

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

Banks and Financial Institutions

One of our largest investment sector concentrations as of September 30, 2014, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	September 30, 2014		December 31, 2013
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$11,547	11%	$12,427	12%
Fair value	12,352	11	12,637	12
Perpetual securities:
Upper Tier II:
Amortized cost	$1,849	2%	$1,920	2%
Fair value	1,951	2	1,913	2
Tier I:
Amortized cost	770	1	858	1
Fair value	828	1	825	1
Total:
Amortized cost	$14,166	14%	$15,205	15%
Fair value	15,131	14	15,375	15
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$17	$92	$144	$284
Gross losses from sales	0	(24)	(1)	(30)
Net gains (losses) from redemptions	16	4	27	25
Other-than-temporary impairment losses	0	(10)	(31)	(64)
Held to maturity:
Net gains (losses) from redemptions	0	0	1	0
Total fixed maturities	33	62	140	215
Perpetual securities:
Available for sale:
Gross losses from sales	0	0	0	(2)
Total perpetual securities	0	0	0	(2)
Equity securities:
Other-than-temporary impairment losses	0	0	0	(1)
Total equity securities	0	0	0	(1)
Derivatives and other:
Derivative gains (losses)	(17)	(41)	(67)	157
Other	0	1	(1)	10
Total derivatives and other	(17)	(40)	(68)	167
Total realized investment gains (losses)	$16	$22	$72	$379

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Corporate bonds	$0	$3	$31	$41
Sovereign and supranational	0	7	0	23
Equity securities	0	0	0	1
Total other-than-temporary impairment losses realized (1)	$0	$10	$31	$65
(1) Includes $0 and $1 for the nine-month periods ended September 30, 2014 and 2013, respectively, for impairments due to severity and duration of decline in fair value; $0 and $10 for the three-month periods and $31 and $64 for the nine-month periods ended September 30, 2014 and 2013, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2014	December 31, 2013
Unrealized gains (losses) on securities available for sale	$5,163	$1,523
Unamortized unrealized gains on securities transferred to held to maturity	8	11
Deferred income taxes	(1,769)	(499)
Shareholders’ equity, unrealized gains (losses) on investment securities	$3,402	$1,035
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$73	$3	$52	$2	$21	$1
Public utilities:
Dollar-denominated	1,536	60	445	7	1,091	53
Yen-denominated	1,346	50	577	15	769	35
Sovereign and supranational:
Yen-denominated	389	22	0	0	389	22
Banks/financial institutions:
Dollar-denominated	320	11	34	1	286	10
Yen-denominated	2,881	325	341	7	2,540	318
Other corporate:
Dollar-denominated	10,837	475	2,699	46	8,138	429
Yen-denominated	1,266	123	0	0	1,266	123
U.S. government and agencies:
Dollar-denominated	167	2	167	2	0	0
Total fixed maturities	18,815	1,071	4,315	80	14,500	991
Perpetual securities:
Dollar-denominated	7	1	0	0	7	1
Yen-denominated	814	114	46	0	768	114
Total perpetual securities	821	115	46	0	775	115
Total	$19,636	$1,186	$4,361	$80	$15,275	$1,106

	December 31, 2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$8,869	$34	$8,869	$34	$0	$0
Municipalities:
Dollar-denominated	177	12	145	8	32	4
Public utilities:
Dollar-denominated	2,023	183	1,740	143	283	40
Yen-denominated	2,519	140	1,816	54	703	86
Sovereign and supranational:
Dollar-denominated	12	1	12	1	0	0
Yen-denominated	1,152	100	791	34	361	66
Banks/financial institutions:
Dollar-denominated	547	33	454	23	93	10
Yen-denominated	4,533	570	2,322	107	2,211	463
Other corporate:
Dollar-denominated	11,588	1,170	8,504	733	3,084	437
Yen-denominated	3,372	272	2,296	152	1,076	120
U.S. government and agencies:
Dollar-denominated	36	4	36	4	0	0
Total fixed maturities	34,828	2,519	26,985	1,293	7,843	1,226
Perpetual securities:
Dollar-denominated	59	9	52	8	7	1
Yen-denominated	1,322	217	748	74	574	143
Total perpetual securities	1,381	226	800	82	581	144
Equity securities	5	1	5	1	0	0
Total	$36,214	$2,746	$27,790	$1,376	$8,424	$1,370

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

The following table provides more information on our unrealized loss positions.

	September 30, 2014			December 31, 2013
(In millions)	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities	Percentage of Total Investments in an Unrealized Loss Position	Percentage of Gross Unrealized Losses	Percentage of Gross Unrealized Losses for Investment Grade Securities
Fixed Maturities:
Japan government and agencies	0%	0%	0%	25%	1%	100%
Public utilities	15	9	98	13	12	98
Sovereign and supranational	2	2	100	3	4	100
Banks/financial institutions	16	28	44	14	22	64
Other corporate	62	51	86	41	53	91
U.S. government and agencies	1	0	100	0	0	100
Total fixed maturities	96%	90%		96%	92%
Perpetual securities	4	10	95	4	8	90
Total	100%	100%		100%	100%

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

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		September 30, 2014			December 31, 2013
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$67	$87	$20	$145	$183	$38
	BBB	1,465	1,487	22	1,563	1,532	(31)
	BB or lower	317	377	60	212	198	(14)
Total Upper Tier II		1,849	1,951	102	1,920	1,913	(7)
Tier I:
	BBB	572	559	(13)	746	706	(40)
	BB or lower	198	269	71	112	119	7
Total Tier I		770	828	58	858	825	(33)
Other subordinated - non-banks:	BB or lower	201	247	46	209	209	0
Total		$2,820	$3,026	$206	$2,987	$2,947	$(40)

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
Investments in Consolidated Variable Interest Entities

	September 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,222	$4,132	$4,109	$4,843
Perpetual securities, available for sale	446	483	463	468
Fixed maturities, held to maturity	91	88	237	236
Other assets	98	98	106	106
Total assets of consolidated VIEs	$3,857	$4,801	$4,915	$5,653
Liabilities:
Other liabilities	$190	$190	$207	$207
Total liabilities of consolidated VIEs	$190	$190	$207	$207

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	September 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,477	$7,090	$6,724	$6,916
Perpetual securities, available for sale	356	377	370	378
Fixed maturities, held to maturity	2,838	3,076	2,949	3,039
Total investments in VIEs not consolidated	$9,671	$10,543	$10,043	$10,333

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

(In millions)	September 30, 2014	December 31, 2013
Security loans outstanding, fair value	$6,873	$5,656
Cash collateral on loaned securities	7,025	5,820

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

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements the counterparties to those transactions must meet. As of September 30, 2014, there were 16 counterparties to our derivative agreements, with five comprising approximately 83% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	September 30, 2014			December 31, 2013
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$488	$11	$(15)	$161	$1	$(7)
A	23,524	530	(1,227)	22,314	487	(830)
Total	$24,012	$541	$(1,242)	$22,475	$488	$(837)

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

Collateral posted by us to third parties for derivative transactions was $726 million at September 30, 2014, which consisted of $725 million of pledged securities and $1 million of cash, compared with $8 million at December 31, 2013, which consisted of $7 million of pledged securities and $1 million of cash. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was $1.0 billion and $18 million as of September 30, 2014 and December 31, 2013, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2014, we estimate that we would be required to post a maximum of $315 million of additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $369 million and $295 million at September 30, 2014 and December 31, 2013, respectively. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights.

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

September 30, 2014
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(91)	$(1)	$0	$0	$(91)	$(1)
Total		$0	$0	$0	$0	$(91)	$(1)	$0	$0	$(91)	$(1)

December 31, 2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(112)	$1	$0	$0	$0	$0	$(112)	$1
	BBB	0	0	0	0	0	0	(95)	(4)	(95)	(4)
Total		$0	$0	$(112)	$1	$0	$0	$(95)	$(4)	$(207)	$(3)
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

	September 30, 2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(6)	$0	$(6)
Total cash flow hedges	75	(6)	0	(6)
Fair value hedges:
Foreign currency forwards	14,514	(979)	0	(979)
Foreign currency options	750	(7)	1	(8)
Interest rate swaptions	3,339	(50)	14	(64)
Total fair value hedges	18,603	(1,036)	15	(1,051)
Net investment hedge:
Foreign currency forwards	91	7	7	0
Total net investment hedge	91	7	7	0
Non-qualifying strategies:
Foreign currency swaps	5,121	336	519	(183)
Credit default swaps	91	(1)	0	(1)
Interest rate swaptions	31	(1)	0	(1)
Total non-qualifying strategies	5,243	334	519	(185)
Total derivatives	$24,012	$(701)	$541	$(1,242)
Balance Sheet Location
Other assets	$5,454	$541	$541	$0
Other liabilities	18,558	(1,242)	0	(1,242)
Total derivatives	$24,012	$(701)	$541	$(1,242)

	December 31, 2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$3	$3	$0
Interest rate swaps	52	0	0	0
Total cash flow hedges	127	3	3	0
Fair value hedges:
Foreign currency forwards	11,249	(582)	0	(582)
Interest rate swaptions	4,500	(12)	20	(32)
Total fair value hedges	15,749	(594)	20	(614)
Net investment hedge:
Foreign currency forwards	356	17	17	0
Foreign currency options	95	3	4	(1)
Total net investment hedge	451	20	21	(1)
Non-qualifying strategies:
Foreign currency swaps	5,829	224	442	(218)
Credit default swaps	207	(3)	1	(4)
Interest rate swaps	112	1	1	0
Total non-qualifying strategies	6,148	222	444	(222)
Total derivatives	$22,475	$(349)	$488	$(837)
Balance Sheet Location
Other assets	$5,308	$488	$488	$0
Other liabilities	17,167	(837)	0	(837)
Total derivatives	$22,475	$(349)	$488	$(837)

Cash Flow Hedges
Certain of our consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 11 years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting have been designated as held for other investment purposes (“non-qualifying strategies”).

We had an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 and redeemed in July 2014 (see Note 7). By entering into this contract, we effectively swapped the variable interest rate to a fixed interest rate of 1.475%. We had designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes.
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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended September 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$(1,094)	$(1)	$(1,093)	$1,097	$4
Foreign currency options	Fixed-maturity securities	(9)	(9)	0	0	0
Interest rate swaptions	Fixed-maturity securities	(34)	2	(36)	37	1
Nine Months Ended September 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$(631)	$(36)	$(595)	$624	$29
Foreign currency options	Fixed-maturity securities	(8)	(8)	0	0	0
Interest rate swaptions	Fixed-maturity securities	(160)	(20)	(140)	150	10
Three Months Ended September 30, 2013:
Foreign currency forwards	Fixed-maturity securities	$102	$(6)	$108	$(104)	$4
Interest rate swaptions	Fixed-maturity securities	(41)	(41)	0	0	0
Nine Months Ended September 30, 2013:
Foreign currency forwards	Fixed-maturity securities	$(891)	$(17)	$(874)	$870	$(4)
Interest rate swaptions	Fixed-maturity securities	(41)	(41)	0	0	0

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 7) as nonderivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan. In the third quarter of 2014, we settled foreign exchange forwards and options that were an economic hedge on 52.5 billion yen of profit repatriation received in July 2014. As of September 30, 2014, we had foreign exchange forwards as part of our hedging strategy on 10.0 billion yen of future profit repatriation.

Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2014 and 2013, respectively.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$(1)	$(9)	$1	$2	$(2)	$(8)	$(1)	$(5)
Total cash flow hedges	(1)	(9)	1	2	(2)	(8)	(1)	(5)
Fair value hedges:
Foreign currency forwards(2)	3	0	(2)	0	(7)	0	(21)	0
Foreign currency options (2)	(9)	0	0	0	(8)	0	0	0
Interest rate swaptions(2)	3	0	(41)	0	(10)	0	(41)	0
Total fair value hedges	(3)	0	(43)	0	(25)	0	(62)	0
Net investment hedge:
Non- derivative hedging instruments	0	32	0	(6)	0	4	0	100
Foreign currency swaps	0	0	0	(22)	0	0	0	(104)
Foreign currency forwards	0	11	0	2	0	(2)	0	(2)
Foreign currency options	0	0	0	(4)	0	(3)	0	(1)
Total net investment hedge	0	43	0	(30)	0	(1)	0	(7)
Non-qualifying strategies:
Foreign currency swaps	44	0	34	0	48	0	229	0
Foreign currency options	0	0	0	0	0	0	11	0
Credit default swaps	(1)	0	4	0	2	0	25	0
Interest rate swaptions	0	0	(29)	0	0	0	(29)	0
Interest rate swaps	(2)	0	(1)	0	(1)	0	(9)	0
Futures	(54)	0	(7)	0	(89)	0	(7)	0
Total non- qualifying strategies	(13)	0	1	0	(40)	0	220	0
Total	$(17)	$34	$(41)	$(28)	$(67)	$(9)	$157	$(12)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three- and nine-month periods ended September 30,

2014 and 2013, respectively. As of September 30, 2014, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$519	$0	$519	$0	$(357)		$162
Foreign currency forwards	7	0	7	0	(7)		0
Foreign currency options	1	0	1	0	0		1
Interest rate swaptions	14	0	14	0	(5)		9
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	541	0	541	0	(369)	(1)	172
Securities lending and similar arrangements	6,873	0	6,873	0	(6,873)		0
Total	$7,414	$0	$7,414	$0	$(7,242)		$172
(1) Consists of $105 of pledged securities and $264 of cash

December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$445	$0	$445	$0	$(276)		$169
Foreign currency forwards	17	0	17	0	(16)		1
Foreign currency options	4	0	4	0	(3)		1
Credit default swaps	1	0	1	0	0		1
Interest rate swaps	1	0	1	0	0		1
Interest rate swaptions	20	0	20	0	0		20
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	488	0	488	0	(295)	(1)	193
Securities lending and similar arrangements	5,656	0	5,656	0	(5,656)		0
Total	$6,144	$0	$6,144	$0	$(5,951)		$193
(1) Consists entirely of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(189)	$0	$(189)	$0	$1		$(188)
Foreign currency forwards	(979)	0	(979)	0	664		(315)
Foreign currency options	(8)	0	(8)	0	4		(4)
Credit default swaps	(1)	0	(1)	0	0		(1)
Interest rate swaptions	(65)	0	(65)	0	57		(8)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(1,242)	0	(1,242)	0	726	(1)	(516)
Securities lending and similar arrangements	(7,025)	0	(7,025)	6,873	0		(152)
Total	$(8,267)	$0	$(8,267)	$6,873	$726		$(668)
(1) Consists of $725 of pledged securities and $1 of cash.

December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(218)	$0	$(218)	$0	$1		$(217)
Foreign currency forwards	(582)	0	(582)	0	0		(582)
Foreign currency options	(1)	0	(1)	0	0		(1)
Credit default swaps	(4)	0	(4)	0	0		(4)
Interest rate swaptions	(32)	0	(32)	0	7		(25)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(837)	0	(837)	0	8	(1)	(829)
Securities lending and similar arrangements	(5,820)	0	(5,820)	5,656	0		(164)
Total	$(6,657)	$0	$(6,657)	$5,656	$8		$(993)
(1) Consists of $7 of pledged securities and $1 of cash.

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

	September 30, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$19,489	$534	$0	$20,023
Municipalities	0	1,214	0	1,214
Mortgage- and asset-backed securities	0	392	245	637
Public utilities	0	8,012	0	8,012
Sovereign and supranational	0	1,494	0	1,494
Banks/financial institutions	0	6,816	25	6,841
Other corporate	0	29,011	0	29,011
Total fixed maturities	19,489	47,473	270	67,232
Perpetual securities:
Banks/financial institutions	0	2,779	0	2,779
Other corporate	0	247	0	247
Total perpetual securities	0	3,026	0	3,026
Equity securities	14	6	3	23
Other assets:
Foreign currency swaps	0	421	98	519
Foreign currency forwards	0	7	0	7
Foreign currency options	0	1	0	1
Interest rate swaptions	0	14	0	14
Total other assets	0	443	98	541
Other investments	4,001	0	0	4,001
Cash and cash equivalents	2,666	0	0	2,666
Total assets	$26,170	$50,948	$371	$77,489
Liabilities:
Foreign currency swaps	$0	$0	$189	$189
Foreign currency forwards	0	979	0	979
Foreign currency options	0	8	0	8
Credit default swaps	0	0	1	1
Interest rate swaptions	0	65	0	65
Total liabilities	$0	$1,052	$190	$1,242

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$14,928	$504	$0	$15,432
Municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities	0	402	369	771
Public utilities	0	7,562	0	7,562
Sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions	0	6,486	23	6,509
Other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions	0	2,686	52	2,738
Other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities	14	4	3	21
Other assets:
Foreign currency swaps	0	341	104	445
Foreign currency forwards	0	17	0	17
Foreign currency options	0	4	0	4
Credit default swaps	0	0	1	1
Interest rate swaps	0	0	1	1
Interest rate swaptions	0	20	0	20
Total other assets	0	382	106	488
Other investments	463	0	0	463
Cash and cash equivalents	2,543	0	0	2,543
Total assets	$17,948	$46,031	$553	$64,532
Liabilities:
Foreign currency swaps	$0	$15	$203	$218
Foreign currency forwards	0	582	0	582
Foreign currency options	0	1	0	1
Credit default swaps	0	0	4	4
Interest rate swaptions	0	32	0	32
Total liabilities	$0	$630	$207	$837

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$22,056	$24,199	$0	$0	$24,199
Municipalities	382	0	438	0	438
Mortgage and asset-backed securities	51	0	17	37	54
Public utilities	3,681	0	3,903	0	3,903
Sovereign and supranational	2,823	0	3,029	0	3,029
Banks/financial institutions	5,432	0	5,511	0	5,511
Other corporate	3,318	0	3,582	0	3,582
Total assets	$37,743	$24,199	$16,480	$37	$40,716
Liabilities:
Other policyholders’ funds	$6,567	$0	$0	$6,428	$6,428
Notes payable (excluding capital leases)	4,552	0	0	5,075	5,075
Total liabilities	$11,119	$0	$0	$11,503	$11,503

	December 31, 2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$27,362	$28,708	$0	$0	$28,708
Municipalities	399	0	440	0	440
Mortgage and asset-backed securities	58	0	20	41	61
Public utilities	3,900	0	3,928	0	3,928
Sovereign and supranational	2,941	0	3,040	0	3,040
Banks/financial institutions	6,310	0	6,128	0	6,128
Other corporate	3,445	0	3,541	0	3,541
Total assets	$44,415	$28,708	$17,097	$41	$45,846
Liabilities:
Other policyholders’ funds	$5,861	$0	$0	$5,715	$5,715
Notes payable (excluding capital leases)	4,891	0	0	5,241	5,241
Total liabilities	$10,752	$0	$0	$10,956	$10,956

Fair Value of Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. The carrying amounts for cash and cash equivalents, other investments, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the short-term nature of these instruments. Liabilities for future policy benefits and unpaid policy claims are not financial instruments as defined by GAAP.

Fixed maturities, perpetual securities, and equity securities

We determine the fair values of our fixed maturity securities, perpetual securities, public and privately issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets) and non-binding price quotes we obtain from outside brokers.

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

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	September 30, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$19,489	$534	$0	$20,023
Total government and agencies	19,489	534	0	20,023
Municipalities:
Third party pricing vendor	0	1,214	0	1,214
Total municipalities	0	1,214	0	1,214
Mortgage- and asset-backed securities:
Third party pricing vendor	0	392	0	392
Broker/other	0	0	245	245
Total mortgage- and asset-backed securities	0	392	245	637
Public utilities:
Third party pricing vendor	0	8,012	0	8,012
Total public utilities	0	8,012	0	8,012
Sovereign and supranational:
Third party pricing vendor	0	1,494	0	1,494
Total sovereign and supranational	0	1,494	0	1,494
Banks/financial institutions:
Third party pricing vendor	0	6,816	0	6,816
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,816	25	6,841
Other corporate:
Third party pricing vendor	0	28,997	0	28,997
Broker/other	0	14	0	14
Total other corporate	0	29,011	0	29,011
Total fixed maturities	19,489	47,473	270	67,232
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,779	0	2,779
Total banks/financial institutions	0	2,779	0	2,779
Other corporate:
Third party pricing vendor	0	247	0	247
Total other corporate	0	247	0	247
Total perpetual securities	0	3,026	0	3,026
Equity securities:
Third party pricing vendor	14	6	0	20
Broker/other	0	0	3	3
Total equity securities	14	6	3	23
Total securities available for sale	$19,503	$50,505	$273	$70,281

	September 30, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$24,199	$0	$0	$24,199
Total government and agencies	24,199	0	0	24,199
Municipalities:
Third party pricing vendor	0	438	0	438
Total municipalities	0	438	0	438
Mortgage- and asset-backed securities:
Third party pricing vendor	0	17	0	17
Broker/other	0	0	37	37
Total mortgage- and asset-backed securities	0	17	37	54
Public utilities:
Third party pricing vendor	0	3,903	0	3,903
Total public utilities	0	3,903	0	3,903
Sovereign and supranational:
Third party pricing vendor	0	3,029	0	3,029
Total sovereign and supranational	0	3,029	0	3,029
Banks/financial institutions:
Third party pricing vendor	0	5,511	0	5,511
Total banks/financial institutions	0	5,511	0	5,511
Other corporate:
Third party pricing vendor	0	3,552	0	3,552
Broker/other	0	30	0	30
Total other corporate	0	3,582	0	3,582
Total securities held to maturity	$24,199	$16,480	$37	$40,716

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$14,928	$504	$0	$15,432
Total government and agencies	14,928	504	0	15,432
Municipalities:
Third party pricing vendor	0	1,051	0	1,051
Total municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities:
Third party pricing vendor	0	402	0	402
Broker/other	0	0	369	369
Total mortgage- and asset-backed securities	0	402	369	771
Public utilities:
Third party pricing vendor	0	7,562	0	7,562
Total public utilities	0	7,562	0	7,562
Sovereign and supranational:
Third party pricing vendor	0	1,523	0	1,523
Total sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions:
Third party pricing vendor	0	6,486	0	6,486
Broker/other	0	0	23	23
Total banks/financial institutions	0	6,486	23	6,509
Other corporate:
Third party pricing vendor	0	25,220	0	25,220
Broker/other	0	2	0	2
Total other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,686	52	2,738
Total banks/financial institutions	0	2,686	52	2,738
Other corporate:
Third party pricing vendor	0	209	0	209
Total other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities:
Third party pricing vendor	14	4	0	18
Broker/other	0	0	3	3
Total equity securities	14	4	3	21
Total securities available for sale	$14,942	$45,649	$447	$61,038

	December 31, 2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$28,708	$0	$0	$28,708
Total government and agencies	28,708	0	0	28,708
Municipalities:
Third party pricing vendor	0	440	0	440
Total municipalities	0	440	0	440
Mortgage- and asset-backed securities:
Third party pricing vendor	0	20	0	20
Broker/other	0	0	41	41
Total mortgage- and asset-backed securities	0	20	41	61
Public utilities:
Third party pricing vendor	0	3,928	0	3,928
Total public utilities	0	3,928	0	3,928
Sovereign and supranational:
Third party pricing vendor	0	3,040	0	3,040
Total sovereign and supranational	0	3,040	0	3,040
Banks/financial institutions:
Third party pricing vendor	0	6,128	0	6,128
Total banks/financial institutions	0	6,128	0	6,128
Other corporate:
Third party pricing vendor	0	3,509	0	3,509
Broker/other	0	32	0	32
Total other corporate	0	3,541	0	3,541
Total securities held to maturity	$28,708	$17,097	$41	$45,846

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended September 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$266	$0	$0	$25	$0	$0	$3	$(1)	$11	$0	$304
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	1	(93)	(1)	(93)
Unrealized gains (losses) included in other comprehensive income (loss)	(18)	0	0	0	0	0	0	0	(9)	0	(27)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$245	$0	$0	$25	$0	$0	$3	$0	$(91)	$(1)	$181
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$1	$(93)	$(1)	$(93)
(1) Derivative assets and liabilities are presented net

Three Months Ended September 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$399	$0	$0	$25	$0	$49	$3	$21	$(126)	$(44)	$327
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	49	4	52
Unrealized gains (losses) included in other comprehensive income (loss)	7	0	0	(1)	0	2	0	0	2	0	10
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	(20)	0	33	13
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$403	$0	$0	$24	$0	$51	$3	$0	$(75)	$(7)	$399
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$49	$4	$52
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	(79)	2	(78)
Unrealized gains (losses) included in other comprehensive income (loss)	(115)	0	0	2	0	8	0	0	(8)	0	(113)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(9)	0	0	0	0	0	0	0	95	0	86
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$245	$0	$0	$25	$0	$0	$3	$0	$(91)	$(1)	$181
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$(79)	$2	$(78)
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(9)	102	25	118
Unrealized gains (losses) included in other comprehensive income (loss)	(42)	(20)	0	(3)	0	2	(1)	0	(5)	0	(69)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	(20)	0	33	(387)
Settlements	(9)	0	0	0	0	0	0	0	0	0	(9)
Transfers into Level 3 (2)	125	0	0	0	0	49	0	0	0	0	174
Transfers out of Level 3 (3)	(9)	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,625)
Balance, end of period	$403	$0	$0	$24	$0	$51	$3	$0	$(75)	$(7)	$399
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(9)	$102	$25	$118
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

There were no transfers between Level 1 and 2 for the three- and nine-month periods ended September 30, 2014 and 2013, respectively.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$245	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(e)
Equity securities	3	Net asset value	Offered quotes	$1 - $746 ($7)
Other assets:
Foreign currency swaps	19	Discounted cash flow	Interest rates (USD)	2.64% - 3.21%	(b)
			Interest rates (JPY)	.65% - 1.79%	(c)
			CDS spreads	18 - 118 bps
			Foreign exchange rates	20.34%	(d)
	1	Discounted cash flow	Interest rates (USD)	2.64% - 3.21%	(b)
			Interest rates (JPY)	.65% - 1.79%	(c)
			CDS spreads	28 - 145 bps
	78	Discounted cash flow	Interest rates (USD)	2.64% - 3.21%	(b)
			Interest rates (JPY)	.65% - 1.79%	(c)
			Foreign exchange rates	20.34%	(d)
Total assets	$371
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

September 30, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$123	Discounted cash flow	Interest rates (USD)	2.64% - 3.21%	(b)
			Interest rates (JPY)	.65% - 1.79%	(c)
			CDS spreads	18 - 118 bps
			Foreign exchange rates	20.34%	(d)
	42	Discounted cash flow	Interest rates (USD)	2.64% - 3.21%	(b)
			Interest rates (JPY)	.65% - 1.79%	(c)
			CDS spreads	13 - 163 bps
	24	Discounted cash flow	Interest rates (USD)	2.64% - 3.21%	(b)
			Interest rates (JPY)	.65% - 1.79%	(c)
			Foreign exchange rates	20.34%	(d)
Credit default swaps	1	Discounted cash flow	Base correlations	65% - 75% (70%)	(a)
			CDS spreads	66 - 101 (86) bps
			Recovery rate	37.00%
Total liabilities	$190
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

6. REINSURANCE

Effective September 30, 2013, we entered into a coinsurance reinsurance transaction whereby we ceded 33.3% of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. We recorded the gain related to the transaction as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The remaining deferred profit liability of $593 million, as of September 30, 2014, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet and totaled $608 million as of September 30, 2014.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

(In millions)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Direct premium income	$4,918	$14,820
Ceded to other companies:
Ceded Aflac Japan closed medical block	(70)	(215)
Other	(10)	(30)
Assumed from other companies	3	8
Net premium income	$4,841	$14,583

Direct benefits and claims	$3,425	$10,075
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed medical block	(63)	(192)
Other	(9)	(22)
Assumed from other companies	2	7
Benefits and claims, net	$3,355	$9,868

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

7.   NOTES PAYABLE
A summary of notes payable follows:

(In millions)	September 30, 2014		December 31, 2013
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	654	(1)	655	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	350	(2)	349	(2)
3.625% senior notes due June 2023	700		700
6.90% senior notes due December 2039	396	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	73		76
Yen-denominated Samurai notes:
1.47% notes paid July 2014 (principal amount 28.7 billion yen)	0		272
1.84% notes due July 2016 (principal amount 15.8 billion yen)	144		150
Variable interest rate notes paid July 2014 (1.30% in 2013, principal amount 5.5 billion yen)	0		52
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	91		95
3.00% loan due August 2015 (principal amount 5 billion yen)	46		48
Capitalized lease obligations payable through 2022	6		6
Total notes payable	$4,558		$4,897
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of September 30, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement.

In July 2014, we redeemed 28.7 billion yen of our fixed rate Samurai notes and 5.5 billion yen of our variable rate
Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption).

We were in compliance with all of the covenants of our notes payable and line of credit at September 30, 2014. No events of default or defaults occurred during the nine-month period ended September 30, 2014.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

8.   SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2014	2013
Common stock - issued:
Balance, beginning of period	667,046	665,239
Exercise of stock options and issuance of restricted shares	921	1,254
Balance, end of period	667,967	666,493
Treasury stock:
Balance, beginning of period	207,633	197,453
Purchases of treasury stock:
Open market	11,070	5,571
Other	132	163
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(930)	(1,080)
Exercise of stock options	(316)	(1,161)
Other	(121)	(163)
Balance, end of period	217,468	200,783
Shares outstanding, end of period	450,499	465,710

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Anti-dilutive share-based awards	1,486	1,716	903	2,858

Share Repurchase Program

During the first nine months of 2014, we repurchased 11.1 million shares of our common stock in the open market for $690 million as part of our share repurchase program. During the first nine months of 2013, we repurchased 5.6 million shares of our common stock in the open market for $298 million as part of our share repurchase program. As of September 30, 2014, a remaining balance of 38.1 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,216)	$2,915	$(11)	$(82)	$1,606
Other comprehensive income before reclassification	(589)	505	(6)	1	(89)
Amounts reclassified from accumulated other comprehensive income	0	(18)	0	1	(17)
Net current-period other comprehensive income	(589)	487	(6)	2	(106)
Balance, end of period	$(1,805)	$3,402	$(17)	$(80)	$1,500
All amounts in the table above are net of tax.

Three Months Ended September 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(453)	$(198)	$(11)	$(178)	$(840)
Other comprehensive income before reclassification	14	402	3	(2)	417
Amounts reclassified from accumulated other comprehensive income	21	(61)	0	2	(38)
Net current-period other comprehensive income	35	341	3	0	379
Balance, end of period	$(418)	$143	$(8)	$(178)	$(461)
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income before reclassification	(300)	2,379	(5)	2	2,076
Amounts reclassified from accumulated other comprehensive income	0	(12)	0	(1)	(13)
Net current-period other comprehensive income	(300)	2,367	(5)	1	2,063
Balance, end of period	$(1,805)	$3,402	$(17)	$(80)	$1,500
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(756)	(2,284)	(3)	(3)	(3,046)
Amounts reclassified from accumulated other comprehensive income	5	(143)	0	8	(130)
Net current-period other comprehensive income	(751)	(2,427)	(3)	5	(3,176)
Balance, end of period	$(418)	$143	$(8)	$(178)	$(461)
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$27	Sales and redemptions
	0	Other-than-temporary impairment losses realized
	27	Total before tax
	(9)	Tax (expense) or benefit(1)
	$18	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	4	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$17	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Three Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$(32)	Sales and redemptions
	11	Tax (expense) or benefit(1)
	$(21)	Net of tax
Unrealized gains (losses) on available-for-sale securities	$104	Sales and redemptions
	(10)	Other-than-temporary impairment losses realized
	94	Total before tax
	(33)	Tax (expense) or benefit(1)
	$61	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(2)	Net of tax
Total reclassifications for the period	$38	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Nine Months Ended September 30, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$21	Sales and redemptions
	(3)	Other-than-temporary impairment losses realized
	18	Total before tax
	(6)	Tax (expense) or benefit(1)
	$12	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(11)	Acquisition and operating expenses(2)
Prior service (cost) credit	13	Acquisition and operating expenses(2)
	(1)	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$13	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$(8)	Sales and redemptions
	3	Tax (expense) or benefit(1)
	$(5)	Net of tax
Unrealized gains (losses) on available-for-sale securities	$285	Sales and redemptions
	(65)	Other-than-temporary impairment losses realized
	220	Total before tax
	(77)	Tax (expense) or benefit(1)
	$143	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(13)	Acquisition and operating expenses(2)
	5	Tax (expense) or benefit(1)
	$(8)	Net of tax
Total reclassifications for the period	$130	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

9.   SHARE-BASED COMPENSATION

As of September 30, 2014, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2014, approximately 11.2 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2014.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	9,686	4.6	$102	$48.41
Exercisable	7,799	3.7	91	47.14

We received cash from the exercise of stock options in the amount of $30 million during the first nine months of 2014, compared with $69 million in the first nine months of 2013. The tax benefit realized as a result of stock option exercises and restricted stock releases was $14 million in the first nine months of 2014, compared with $19 million in the first nine months of 2013.

As of September 30, 2014, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $52 million, of which $24 million (930 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$3	$4	$5	$5	$0	$2
Interest cost	1	2	(4)	7	0	1
Expected return on plan assets	(1)	(1)	(5)	(5)	0	0
Amortization of net actuarial loss	1	0	3	4	1	0
Amortization of prior service cost (credit)	0	0	0	0	(4)	0
Net periodic (benefit) cost	$4	$5	$(1)	$11	$(3)	$3

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$11	$12	$15	$16	$1	$5
Interest cost	5	7	11	20	1	3
Expected return on plan assets	(3)	(3)	(15)	(13)	0	0
Amortization of net actuarial loss	1	1	8	11	2	1
Amortization of prior service cost (credit)	0	0	0	0	(13)	0
Net periodic (benefit) cost	$14	$17	$19	$34	$(9)	$9

During the nine months ended September 30, 2014, Aflac Japan contributed approximately $17 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2014) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $10 million to the U.S. funded defined benefit plan.

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

12. SUBSEQUENT EVENTS

Effective October 1, 2014, we entered into a coinsurance reinsurance transaction whereby we ceded an additional 16.7% of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. This transaction is an extension of the treaty executed in the third quarter of 2013. In the event that the reinsurer is unable to meet their obligation, we remain liable for the reinsured claims.

As a further hedge of foreign exchange risk, in October 2014 we entered into additional foreign exchange forwards as an economic hedge on 82.5 billion yen of future profit repatriation.

In October 2014, the Parent Company and Aflac entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings under this credit agreement may be used for general corporate purposes.

On October 20, 2014, we sold our total investment in U.S. Treasuries of $1.4 billion held by Aflac Japan, realizing a gain of $46 million.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2013. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at September 30, 2014 was 109.45, or 10.7% weaker than the September 30, 2013 spot yen/dollar exchange rate of 97.75. The weighted-average yen/dollar exchange rate for the three-month period ended September 30, 2014 was 103.92, or 4.8% weaker than the weighted-average yen/dollar exchange rate of 98.93 for the same period in 2013. The weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2014 was 102.89, or 6.1% weaker than the weighted-average yen/dollar exchange rate of 96.61 for the same period in 2013.
Reflecting the weaker yen/dollar exchange rate, revenues were $5.7 billion in the third quarter of 2014, compared with $5.9 billion in the third quarter of 2013. Net earnings were $706 million, or $1.56 per diluted share, compared with $702 million, or $1.50 per diluted share, in the third quarter of 2013.
Also reflecting the weaker yen/dollar exchange rate, revenues were $17.2 billion in the first nine months of 2014, compared with $18.1 billion in the first nine months of 2013. Net earnings were $2.2 billion, or $4.93 per diluted share, compared with $2.5 billion, or $5.31 per diluted share, for the first nine months of 2013.
Results in the third quarter of 2014 included pretax net realized investment gains of $16 million ($10 million after-tax), compared with net realized investment gains of $22 million ($15 million after-tax) in the third quarter of 2013. Net investment gains in the third quarter of 2014 included $33 million of net gains ($21 million after-tax) from the sale or redemption of securities and $17 million of net losses ($11 million after-tax) from valuing derivatives.
Results in the first nine months of 2014 included pretax net realized investment gains of $72 million ($47 million after-tax), compared with net realized investment gains of $379 million ($247 million after-tax) in the first nine months of 2013. Net investment gains in the first nine months of 2014 included $31 million ($20 million after-tax) of other-than-temporary impairment losses; $171 million of net gains ($111 million after-tax) from the sale or redemption of securities; and $68 million of net losses ($44 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $3.4 billion at September 30, 2014, compared with a net unrealized gain of $1.0 billion at December 31, 2013.

In the first nine months of 2014, we repurchased 11.1 million shares of our common stock in the open market for $690 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 95% of our assets and 72% of our liabilities are reported as of September 30, 2014, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2014. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2013.
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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions			Per Diluted Share		In Millions			Per Diluted Share
	Three Months Ended September 30,					Nine Months Ended September 30,
	2014		2013	2014	2013	2014		2013	2014	2013
Operating earnings	$685		$687	$1.51	$1.47	$2,216		$2,236	$4.86	$4.78
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	21		41.05		.09	91		138.20		.30
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(1)		(4)	.00	(.01)	(23)		(12)	(.05)	(.03)
Other derivative and hedging activities	(16)	(1)	(22)	(.04)	(.05)	(40)	(1)	121	(.09)	.26
Other and non-recurring income (loss)	17		0.04		.00	4		0.01		.00
Net earnings	$706		$702	$1.56	$1.50	$2,248		$2,483	$4.93	$5.31
(1) Excludes a gain of $6 and $19, after tax, for the three- and nine-month periods ended September 30, 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses

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

Securities Transactions and Impairments

During the three-month period ended September 30, 2014, we realized pretax investment gains, net of losses, of $33 million ($21 million after-tax) from sales and redemptions of securities.

During the nine-month period ended September 30, 2014, we realized pretax investment gains, net of losses, of $171 million ($111 million after-tax) from the sales and redemptions of securities. We realized pretax investment losses of $31 million ($20 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

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

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Corporate bonds	$0	$3	$31	$41
Sovereign and supranational	0	7	0	23
Equity securities	0	0	0	1
Total other-than-temporary impairment losses realized (1)	$0	$10	$31	$65
(1) Includes $0 and $1 for the nine-month periods ended September 30, 2014 and 2013, respectively, for impairments due to severity and duration of decline in fair value; $0 and $10 for the three-month periods and $31 and $64 for the nine-month periods ended September 30, 2014 and 2013, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps, credit default swaps and interest rate swaps in VIEs that are consolidated; foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; foreign currency interest rate swaps associated with certain senior notes and our subordinated debentures; and an interest rate swap associated with our variable interest rate yen-denominated debt. During the three-month period ended September 30, 2014, we realized pretax investment losses, net of gains, of $17 million ($11 million after-tax), compared with pretax investment losses, net of gains, of $40 million ($26 million after-tax) for the same period in 2013, as a result of valuing these derivatives, net of the effects of hedge accounting. During the nine-month period ended September 30, 2014, we realized pretax investment losses, net of gains, of $68 million ($44 million after-tax), compared with pretax investment gains, net of losses, of $167 million ($109 million after-tax) for the same period in 2013, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.3% for the three-month periods ended September 30, 2014 and 2013. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.2% for the nine-month period ended September 30, 2014, compared with 34.4% for the same period in 2013.
Earnings Guidance
Our 2014 earnings per diluted share is benefiting significantly from increased share repurchase activities, but is also being challenged by sizeable expenditures in both Japan and the U.S. to enhance our operational infrastructure and an increase in Japan's consumption tax, which rose from 5% to 8% starting in April 2014. Additionally, we estimate the reinsurance agreement entered into at the end of third quarter 2013 will reduce full year 2014 operating earnings per diluted share by approximately $.05. During the remainder of 2014, we expect to see increased spending related to our infrastructure in Japan and our sales force repositioning in the U.S. We continue to expect 2014 operating earnings per diluted share to increase 3% to 4% over 2013, excluding the effect of foreign currency translation.
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

Assuming we achieve our earnings objective and the yen/dollar exchange rate averages 105 to 110 for the remainder of the year, we would expect to report operating earnings for the fourth quarter of 2014 to be in the range of $1.28 to $1.37 per diluted share. Under that same scenario, we would expect full year 2014 operating earnings of $6.14 to $6.23 per diluted share.

Our objective for 2015 is to increase operating earnings per diluted share by 2% to 7% compared with 2014 on a currency neutral basis. This range reflects the continued opportunities for sales growth in both the Japan and U.S. markets and our ability to deploy capital for the benefit of our shareholders.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net premium income	$3,534	$3,735	$10,672	$11,357
Net investment income:
Yen-denominated investment income	367	364	1,096	1,132
Dollar-denominated investment income	309	295	923	854
Net investment income	676	659	2,019	1,986
Other income (loss)	9	8	25	46
Total operating revenues	4,219	4,402	12,716	13,389
Benefits and claims, net	2,633	2,762	7,752	8,289
Operating expenses:
Amortization of deferred policy acquisition costs	159	153	491	469
Insurance commissions	212	236	654	715
Insurance and other expenses	387	405	1,131	1,141
Total operating expenses	758	794	2,276	2,325
Total benefits and expenses	3,391	3,556	10,028	10,614
Pretax operating earnings(1)	$828	$846	$2,688	$2,775
Weighted-average yen/dollar exchange rate	103.92	98.93	102.89	96.61

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Net premium income	(5.4)%	(15.2)%	(6.0)%	(11.1)%	(.7)%	6.7%	.1%	8.3%
Net investment income	2.7	(7.7)	1.6	(6.9)	7.8	16.2	8.2	13.3
Total operating revenues	(4.2)	(14.4)	(5.0)	(10.4)	.6	7.8	1.2	9.1
Pretax operating earnings(1)	(2.1)	(14.9)	(3.1)	(7.4)	2.8	7.1	3.1	12.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

The decline in premium income in yen in the three-month period ended September 30, 2014 was influenced by the impact of weak sales in 2014 and 2013 in addition to premiums ceded in the 2013 reinsurance transaction. Excluding the impact of the reinsurance transaction, premium income in yen would have been up approximately 1%. Annualized premiums in force increased 2.2% to 1.59 trillion yen as of September 30, 2014, compared with 1.55 trillion yen as of September 30, 2013. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $14.5 billion at September 30, 2014, compared with $15.9 billion a year ago.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 46% of Aflac Japan’s investment income in the first nine months of 2014, compared with 43% a year ago. This percentage increase is due to our higher allocation to U.S. dollar-denominated investments. In periods when the yen strengthens in relation to the dollar, translating Aflac Japan’s dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues and pretax operating earnings in yen terms. In periods when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 44% of Aflac Japan’s investment income during the first nine months of 2014, compared with 38% a year ago.
The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Nine Months		Three Months		Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013
Net investment income	7.8%	16.2%	8.2%	13.3%	5.3%	5.6%	5.2%	4.5%
Total operating revenues	.6	7.8	1.2	9.1	.2	6.3	.7	7.8
Pretax operating earnings(1)	2.8	7.1	3.1	12.6	.9	(.1)	1.1	6.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2014	2013	2014	2013
Benefits and claims, net	62.4%	62.7%	61.0%	61.9%
Operating expenses:
Amortization of deferred policy acquisition costs	3.8	3.5	3.9	3.5
Insurance commissions	5.0	5.4	5.1	5.3
Insurance and other expenses	9.2	9.2	8.9	8.6
Total operating expenses	18.0	18.1	17.9	17.4
Pretax operating earnings(1)	19.6	19.2	21.1	20.7
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three- and nine-month periods ended September 30, 2014, the benefit ratio decreased compared to the same respective periods in the prior year, reflecting lower incurred claims which is offsetting the mix of in-force shift to first sector products. In addition, the reinsurance agreement that we entered into at the end of third quarter 2013 reduced the benefit ratio by approximately 50 basis points for the nine-month period ended September 30, 2014. In the nine-month period ended September 30, 2014, the operating expense ratio increased primarily due to the change in the mix of business for new sales. In total, the pretax operating profit margin improved in the three- and nine-month periods ended September 30, 2014, compared with the same periods in 2013. During the remainder of 2014, we expect to see increased spending and higher benefit ratios than earlier in the year. For the full year of 2014, we anticipate the pretax operating profit margin to be approximately the same as 2013, considering our most updated projections.
Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2014	2013	2014	2013	2014	2013	2014	2013
New annualized premium sales	$247	$327	$789	$1,212	25.6	32.4	81.2	116.5
Increase (decrease) over prior year	(24.6)%	(52.7)%	(34.9)%	(38.8)%	(20.8)%	(41.9)%	(30.3)%	(27.8)%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2014	2013	2014	2013
Medical	33.6%	36.7%	34.7%	24.4%
Cancer	27.7	18.9	22.8	16.8
Ordinary life:
Child endowment	11.6	9.3	11.0	12.4
WAYS	15.0	18.2	15.9	30.6
Other ordinary life	8.6	9.0	9.0	10.7
Other	3.5	7.9	6.6	5.1
Total	100.0%	100.0%	100.0%	100.0%
Aflac Japan’s first sector product sales were down 31.1% in the third quarter of 2014, compared to the same period in the prior year. This contributed to Aflac Japan's overall new annualized premium sales decline of 20.8%. We continue to expect that for the fourth quarter of 2014, the sale of first sector products will be down compared with 2013.
The foundation of Aflac Japan's portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products decreased 12.6% during the third quarter of 2014, compared with the same period in 2013. For the first nine months of 2014, third sector sales decreased 2.8%, compared with the same period in 2013. We have been focusing more on promotion of our cancer and medical products following the repricing of our first sector life products in April 2013. In September 2014, Aflac Japan introduced New Cancer DAYS, a new cancer product which provides enhanced coverage, including outpatient treatments and multiple cancer occurrence benefits. At the same time, premiums for this product have been lowered for most ages. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
At September 30, 2014, we had agreements to sell our products at 371 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. As expected, sales of the first sector WAYS product declined sharply in the third quarter of 2014, leading to a 42.7% decline in bank channel sales, compared with the third quarter of 2013. Bank channel sales accounted for 21.1% of new annualized premium sales in the third quarter of 2014 for Aflac Japan, compared with 29.2% during the third quarter of 2013.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 75.9% of total new annualized premium sales for Aflac Japan in the third quarter of 2014. During the three-month period ended September 30, 2014, we recruited more than 160 new sales agencies. At September 30, 2014, Aflac Japan was represented by more than 14,800 sales agencies and more than 124,600 licensed sales associates employed by those agencies.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding a partnership that was established in 2008 (see Japanese Regulatory Environment). As of September 30, 2014, there were 2,980 postal outlets selling our cancer insurance. In October 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and Japan Post intends to further expand the number of post offices that offer Aflac's cancer products to 20,000 postal outlets by the end of first quarter 2016. At the end of June 2014, Japan Post Insurance (Kampo) received FSA regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October 1, 2014. We believe this alliance with Japan Post will gradually benefit our cancer insurance sales.
We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2014 has continued to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Sales from our traditional channels have declined, but we have developed partnerships with new channels that have helped offset that decline. These channels include Japan Post, and we are making gradual but steady progress with our sales through postal outlets. Considering these factors, we continue to anticipate Aflac Japan's sales of third sector cancer and medical products will trend toward the low end of our expectation of a 2% to 7% increase for 2014.

Japanese Economy
The Bank of Japan's October 2014 Monthly Report of Recent Economic and Financial Developments stated that Japan's economy continues to recover moderately, although the front-loaded increase prior to the consumption tax increase has caused a subsequent decline in demand. Public investment has become relatively flat at a high level, while private consumption has remained resilient, with some improvement observed in employment and income. The decline in housing investment following the front-loaded increase has continued. The report projected that Japan's economy is expected to continue to recover moderately, and the effects of the subsequent decline in demand following the front-loaded increase prior to the consumption tax hike are expected to wane gradually. Exports are expected to increase moderately due to the improving overseas economies. As for domestic demand, public investment is expected to become relatively flat at a high level. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2013.
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

On January 16, 2014, Japan’s FSA issued a reporting order pursuant to the Insurance Business Law to all insurance companies, including Aflac Japan, entitled “Regarding the Rectification, etc. of Insurance Agency Employees.” Companies have been ordered to ascertain conditions on the ground regarding sales agents, facilitate the discontinuation of the practice of subcontracting (i.e., the use of non-employee contractors to sell insurance on behalf of insurance agencies), and report to the FSA no later than April 30, 2015. In light of the Company's current mix of distribution channels, the use of non-employee contractors is not a major channel for the Company in Japan.

In June 2013, a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime came into effect in March 2014, but is not expected to have a material impact on the Company's operations in Japan.
Aflac Japan Investments
The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and the effect of yen/dollar exchange rates on dollar-denominated investment income. Aflac Japan has historically invested primarily in Japan Government Bonds (JGBs) and privately issued securities. Privately issued securities generally have higher yields than those available on JGBs and other publicly traded debt instruments. All of the privately issued securities we have purchased were rated investment grade at the time of purchase. These securities were generally either privately negotiated arrangements or were issued with documentation consistent with standard medium-term note programs. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of our notes.

In order to address our challenge of investing in Japan's low-interest-rate environment and reduce the amount of privately issued securities in our overall portfolio, we have invested in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and have entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. We started this program as part of our strategic review of portfolio allocation, maintain it as part of our on-going portfolio allocation, and will allocate new money into the program based on multiple factors including market conditions, overall portfolio make-up, investment alternatives, needs of the business, and other factors.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
New money yield	1.91%	2.00%	2.13%	2.87%
Return on average invested assets, net of investment expenses	2.76	2.88	2.79	2.88
Portfolio book yield, including dollar-denominated investments, end of period	2.83%	2.98%	2.83%	2.98%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-
traded corporate bonds.

Given the volatility in the U.S. interest rate environment, Aflac Japan did not purchase any additional U.S. dollar-denominated fixed maturities as part of the program discussed above during the last six months of 2013. However, we did resume purchasing investment-grade U.S. dollar-denominated securities during the first nine months of 2014. Despite resuming the purchase of U.S. dollar investments, which generally yield more than JGBs, we experienced an overall decrease in the new money yield for the three- and nine-month periods ended September 30, 2014, compared to the same relative periods in 2013. This is due to a significant portion of our investable cash flow during this period being allocated to the purchase of JGBs and, within our U.S. dollar securities allocation, a sizable year-to-date purchase of U.S. treasury securities.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Premium income	$1,306	$1,293	$3,910	$3,868
Net investment income	162	159	484	473
Other income	0	1	2	4
Total operating revenues	1,468	1,453	4,396	4,345
Benefits and claims	722	724	2,116	2,128
Operating expenses:
Amortization of deferred policy acquisition costs	112	103	350	321
Insurance commissions	149	152	443	443
Insurance and other expenses	216	205	615	620
Total operating expenses	477	460	1,408	1,384
Total benefits and expenses	1,199	1,184	3,524	3,512
Pretax operating earnings(1)	$269	$269	$872	$833
Percentage change over previous period:
Premium income	1.1%	3.1%	1.1%	3.5%
Net investment income	1.6	4.2	2.2	3.6
Total operating revenues	1.0	2.9	1.2	3.4
Pretax operating earnings(1)	.3	3.3	4.7	5.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force were $5.5 billion at both September 30, 2014 and September 30, 2013.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2014	2013	2014	2013
Benefits and claims	49.2%	49.8%	48.1%	49.0%
Operating expenses:
Amortization of deferred policy acquisition costs	7.7	7.1	8.0	7.4
Insurance commissions	10.2	10.5	10.1	10.2
Insurance and other expenses	14.5	14.1	14.0	14.2
Total operating expenses	32.4	31.7	32.1	31.8
Pretax operating earnings(1)	18.4	18.5	19.8	19.2
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio decreased in the three- and nine-month periods ended September 30, 2014, compared with the same respective periods in 2013, reflecting lower benefit reserve growth from new product designs. We have seen an increase in the expense ratio in the three- and nine-month periods ended September 30, 2014, largely due to an increase in amortization of deferred acquisition costs related to changes in business mix. These fluctuations resulted in an overall improvement in the pretax operating profit margin for the nine-month period ended September 30, 2014, compared with the same relative period in 2013, however the profit margin for the three-month period ended September 30, 2014 remained relatively stable. During the remainder of 2014, we expect to see increased spending and higher benefit ratios than we experienced earlier in the year. For the full year of 2014, we anticipate operating ratios to be fairly stable compared to 2013.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2014	2013	2014	2013
New annualized premium sales	$328	$330	$979	$1,026
Increase (decrease) over prior period	(.6)%	(1.5)%	(4.5)%	(1.7)%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2014	2013	2014	2013
Income-loss protection:
Short-term disability	23.1%	21.1%	22.4%	21.1%
Life	6.0	5.5	6.2	5.4
Asset-loss protection:
Accident	29.1	27.9	28.2	27.3
Critical care(1)	20.1	19.7	20.5	20.0
Supplemental medical:
Hospital indemnity	15.3	16.2	16.2	16.5
Dental/vision	6.4	6.6	6.5	6.5
Other	0.0	3.0	0.0	3.2
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, increased 3.6%, short-term disability sales increased 8.7%, critical care insurance sales (including cancer insurance) increased 1.5%, and hospital indemnity insurance sales decreased 5.8% in the third quarter of 2014, compared with the same period in 2013.

In the third quarter of 2014, our traditional U.S. sales forces included more than 9,100 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.
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
Beginning in the third quarter and continuing into the fourth quarter of 2014, Aflac U.S. is implementing tactical initiatives centered around providing competitive compensation to our sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures are designed to more effectively link sales management's success to Aflac's success. For example, we are enhancing compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we have eliminated the commission-based position of state sales coordinator. To better manage our state operations, we have introduced the new position of market director. Market directors will be salaried with the opportunity to earn sales-related bonuses. We believe this will enhance our performance management and better align their pay with their new business results. This position change was effective on October 1, 2014.
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
Given sales production in the first nine months of the year, we now expect full year 2014 Aflac U.S. new annualized premium sales to be in the range of down 2% to down 4%, which is an improved outlook since our second quarter report.
U.S. Economy
Operating in the U.S. economy continues to be challenging. While ongoing uncertainty around health care reform implementation has prompted many businesses and consumers to postpone decisions related to health care coverage, we believe that the need for our products remains strong, and that the United States remains a sizeable and attractive market for our products.

U.S. Regulatory Environment

The Affordable Care Act (ACA) is intended to give Americans of all ages and income levels access to comprehensive major medical health insurance. The major elements of the bill became effective on January 1, 2014. The primary subject of the legislation is major medical insurance; as enacted, the ACA does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations, including uncertainty related to implementation, could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations. Our experience with Japan’s national health care environment leads us to believe that the need for supplemental insurance will only increase over the coming years.
The Dodd-Frank Act created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the

Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and issued a proposal to designate an additional insurer as a Systematically Important Financial Institution (SIFI) in 2014. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. The five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) recently re-proposed for comment their rules regarding collateral for uncleared swaps. If adopted as proposed, such rules may result in increased collateral requirements for Aflac.
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

On December 10, 2013, five U.S. financial regulators adopted a final rule implementing the "Volcker Rule," which was created by Section 619 of the Dodd-Frank Act. The Volcker Rule generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds." The final rule became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015. In response to industry questions regarding the final Volcker Rule, the five U.S. financial regulators, which included the Office of the Comptroller of the Currency (OCC); the Federal Reserve; the Federal Deposit Insurance Corporation (FDIC); the SEC and the U.S. CFTC, issued a clarifying interim final rule on January 14, 2014 that permits banking entities to retain interests in certain collateralized debt obligations (CDOs) backed by trust preferred securities if the CDO meets certain requirements.

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

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2014	2013	2014	2013
New money yield	4.36%	4.51%	4.34%	3.97%
Return on average invested assets, net of investment expenses	5.49	5.66	5.53	5.77
Portfolio book yield, end of period	5.92%	6.06%	5.92%	6.06%

The increase in the Aflac U.S. new money yield for the nine-month period ended September 30, 2014 was primarily due to the increase in interest rates experienced throughout the period, partially offset by tightening credit spreads. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2014, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2013.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	109.45		105.39
Investments and cash	$114,691	$(2,862)	$117,553
Deferred policy acquisition costs	8,713	(220)	8,933
Total assets	127,253	(3,173)	130,426
Policy liabilities	90,200	(3,120)	93,320
Total liabilities	109,400	(3,593)	112,993
(1)The exchange rate at September 30, 2014, was 109.45 yen to one dollar, or 3.7% weaker than the December 31, 2013, exchange rate of 105.39.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2014	December 31, 2013	September 30, 2014		December 31, 2013
Securities available for sale, at fair value:
Fixed maturities	$54,282	$46,448	$12,552	(1)	$11,290	(1)
Perpetual securities	2,965	2,839	61		108
Equity securities	23	21	0		0
Total available for sale	57,270	49,308	12,613		11,398
Securities held to maturity, at amortized cost:
Fixed maturities	37,743	44,415	0		0
Total held to maturity	37,743	44,415	0		0
Total investment securities	$95,013	$93,723	$12,613		$11,398
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $398 in 2014 and $332 in
2013.
Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.

Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $68.2 billion, at amortized cost, at September 30, 2014. However, Aflac Japan also owns dollar-denominated securities of $15.5 billion, at amortized cost, whose fair value is hedged against currency risk as well as $7.6 billion of securities, at amortized cost, that are not hedged as of September 30, 2014. Due to this investment allocation, yen-denominated investment income accounted for 54% of Aflac Japan's investment income during the three- and nine-month periods ended September 30, 2014, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.
We are exposed to economic currency risk only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S., which is generally done annually. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan in July 2014, we had entered into foreign exchange forwards and options as part of a hedging strategy on 52.5 billion yen. As of September 2014, we had entered into foreign exchange forwards to hedge foreign exchange risk on 10.0 billion yen of future profit repatriation in yen from Aflac Japan, and in October 2014 we entered into additional foreign exchange forwards as an economic hedge on 82.5 billion yen of future profit repatriation.
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 35 before the yield on these instruments would equal that of a comparable JGB instrument.
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

(In millions)	September 30, 2014			December 31, 2013
Yen/dollar exchange rates	94.45	109.45 (1)	124.45	90.39	105.39(1)	120.39
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$32,709	$28,226	$24,824	$27,893	$23,923	$20,942
Fixed maturities - consolidated variable interest entities(3)	1,379	1,190	1,047	2,419	2,075	1,816
Perpetual securities	2,844	2,454	2,158	2,734	2,345	2,053
Perpetual securities - consolidated variable interest entities(3)	458	395	348	443	380	333
Equity securities	20	17	15	20	17	15
Securities held to maturity:
Fixed maturities	43,631	37,652	33,113	51,509	44,178	38,673
Fixed maturities - consolidated variable interest entities(3)	106	91	80	277	237	208
Cash and cash equivalents	349	302	265	479	411	360
Derivatives	1,627	541	768	1,467	488	737
Other financial instruments	4,599	3,969	3,490	166	143	125
Subtotal	87,722	74,837	66,108	87,407	74,197	65,262
Liabilities:
Notes payable	417	360	317	814	699	611
Derivatives	300	1,241	3,094	489	837	2,504
Subtotal	717	1,601	3,411	1,303	1,536	3,115
Net yen-denominated financial instruments	87,005	73,236	62,697	86,104	72,661	62,147
Other yen-denominated assets	8,789	7,584	6,670	9,327	8,000	7,003
Other yen-denominated liabilities	106,507	91,910	80,832	104,704	89,801	78,613
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(10,713)	$(11,090)	$(11,465)	$(9,273)	$(9,140)	$(9,463)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2014, and December 31, 2013, would be as follows:

(In millions)	September 30, 2014	December 31, 2013
Effect on yen-denominated debt and perpetual securities	$(9,704)	$(9,337)
Effect on dollar-denominated debt and perpetual securities	(3,502)	(3,021)
Effect on total debt and perpetual securities	$(13,206)	$(12,358)
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
We had an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 and redeemed in July 2014. This agreement effectively converted the variable interest rate notes to fixed rate notes to eliminate the volatility in our interest expense. We have interest rate swaps related to some of our consolidated VIEs. These interest rate swaps are primarily used to convert interest receipts on floating-rate fixed-maturity securities contracts to fixed rates.

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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013	Nine Months Ended September 30, 2013
AAA	8.4%	.6%	.7%
AA	75.6	74.2	65.3
A	6.4	12.6	16.8
BBB	8.7	11.0	15.4
BB or lower	.9	1.6	1.8
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities in the first nine months of 2014 was due to the purchase of U.S. Treasury securities in the Aflac Japan portfolio. The increase in purchases of AA rated securities in the first nine months of 2014 and the full year of 2013 was primarily due to the purchase of JGBs. The relatively higher purchases of A rated and BBB rated securities in the first nine months of 2013 were related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities in 2014 and 2013 were for a program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	2.6%	2.5%	1.4%	1.4%
AA	45.0	45.2	46.7	47.5
A	23.5	24.0	23.4	23.7
BBB	24.9	24.3	24.4	23.6
BB or lower	4.0	4.0	4.1	3.8
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2014, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at September 30, 2014, and December 31, 2013. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	September 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$96,437	93.9%	$97,165	93.5%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	3,012	2.9	3,156	3.1
Tier I(1)	137	.1	139	.1
Surplus notes	304	.3	330	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.0	51	.0
Total fixed maturities	3,589	3.4	3,761	3.6
Perpetual securities (economic maturity date):
Upper Tier II	1,849	1.8	1,920	1.9
Tier I	770	.7	858	.8
Other subordinated - non-banks	201	.2	209	.2
Total perpetual securities	2,820	2.7	2,987	2.9
Total debt and perpetual securities	$102,846	100.0%	$103,913	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.
Investment Concentrations
One of our largest investment concentrations as of September 30, 2014, was banks and financial institutions. Approximately 14% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at September 30, 2014 and December 31, 2013. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at September 30, 2014, based on amortized cost, was: Europe, excluding the United Kingdom (30%); United States (26%); Australia (8%); Japan (8%); United Kingdom (9%); and other (19%).
Our 20 largest global investment exposures as of September 30, 2014, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$39,244	38.16%	Senior	Aa3	AA-	A+
U.S. Treasury	1,374	1.34
U.S. Treasury(2)	1,371	1.33	Senior	Aaa	AA+	AAA
Atlanta GA Downtown Development Authority	3.01	Senior	—	AA+	—
Republic of South Africa	555.54	Senior	Baa1	BBB-	BBB
Bank of America NA	413.40
Bank of America Corp.	228.22	Senior	Baa2	A-	A
Bank of America Corp.	183.18	Lower Tier II	Baa3	BBB+	BBB+
Bank of America NA	2.00	Senior	A2	A	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	411.40
BTMU Curacao Holdings NV	411.40	Lower Tier II	A1	—	A-
Investcorp SA	388.38
Investcorp Capital Limited	388.38	Senior	Ba2	—	BB
Deutsche Bank AG	366.36
Deutsche Postbank AG	220.21	Lower Tier II	Ba1	—	A-
Deutsche Bank Capital Trust II	132.13	Tier I	Ba3	BB	BBB-
Deutsche BK CAP FDG Capital Trust I	14.02	Tier I	Ba3	BB	BBB-
JP Morgan Chase & Co.	366.36
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	324.32	Senior	A3	A	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	A
JPMorgan Chase & Co. (FNBC)	14.01	Senior	Aa1	A+	—
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A2	A	A
Sumitomo Mitsui Financial Group Inc.	365.35
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	228.22	Upper Tier II	A2	BBB+	—
Sumitomo Mitsui Banking Corporation	91.09	Lower Tier II	A1	A	—
Sumitomo Mitsui Banking Corporation	46.04	Upper Tier II	A2	BBB+	—
National Grid PLC	365.35
National Grid Gas PLC	183.18	Senior	A3	A-	A
National Grid Electricity Transmission PLC	182.17	Senior	A3	A-	A
Telecom Italia SpA	365.35
Telecom Italia Finance SA	183.18	Senior	Ba1	BB+	BBB-
Olivetti Finance NV	182.17	Senior	Ba1	BB+	BBB-
Citigroup Inc.	342.33
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	274.27	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	67.06	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	A-
Banobras	338.33	Senior	A3	BBB+	BBB+
Petroleos Mexicanos (Pemex)	325.32
Pemex Proj FDG Master TR	274.27	Senior	A3	BBB+	BBB+
Pemex Finance LTD	51.05	Senior	A3	A-	A+
Sultanate of Oman	320.31	Senior	A1	A	—
Koninklijke Ahold NV	316.31
Koninklijke Ahold NV	301.29	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.02	Senior	Baa3	BBB	—
Nordea Bank AB	308.30
Nordea Bank AB	235.23	Tier I	Baa3	BBB	BBB+
Nordea Bank Finland	72.07	Upper Tier II	Baa2	—	—
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
German Agency Banks	307.30
Landwirtschaftliche Rentenbank	229.22	Lower Tier II	Aaa	AAA	AAA
KfW	78.08	Senior	Aaa	AAA	AAA
Navient Corp (formerly SLM Corp)	303.29	Senior	Ba3	BB	BB
AXA	298.29
AXA-UAP	247.24	Upper Tier II	A3	BBB-	BBB
AXA	51.05	CC FNB	A3	BBB	BBB
Subtotal	$47,069	45.77%
Total debt and perpetual securities	$102,846	100.00%
(1) JGBs or JGB-backed securities
(2) Sold our entire position on October 20, 2014
* If aggregated, our total exposure under the Berkshire Hathaway family of companies would have placed it among our top 20 exposures. However, we consider Berkshire Hathaway Energy Company and Burlington Northern Santa Fe, LLC holdings distinct from those of the parent company and believe it appropriate to report them separately.

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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	September 30, 2014		December 31, 2013
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$42,342	41.2%	$45,224	43.5%
United States and Canada	31,511	30.6	28,167	27.1
United Kingdom	3,415	3.3	3,385	3.3
Germany	2,930	2.8	3,070	2.9
France	2,023	2.0	2,085	2.0
Peripheral Eurozone	3,209	3.1	3,365	3.2
Portugal	216.2		230.2
Italy	1,843	1.8	1,914	1.8
Ireland	366.3		410.4
Spain	784.8		811.8
Nordic Region	2,413	2.3	2,564	2.5
Sweden	1,069	1.0	1,109	1.1
Norway	561.5		641.6
Denmark	365.4		380.4
Finland	418.4		434.4
Other Europe	2,959	2.9	3,313	3.2
Netherlands	1,637	1.6	1,838	1.8
Switzerland	235.2		236.2
Czech Republic	457.5		474.5
Austria	202.2		315.3
Belgium	245.2		254.2
Poland	183.2		196.2
Asia excluding Japan	3,999	3.9	4,163	4.0
Africa and Middle East	2,315	2.3	2,579	2.5
Latin America	2,813	2.7	2,911	2.8
Australia	2,439	2.4	2,594	2.5
All Others	478.5		493.5
Total debt and perpetual securities	$102,846	100.0%	$103,913	100.0%

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

We had no direct exposure to Greece or Cyprus as of September 30, 2014 and December 31, 2013. Our direct investment exposures to Ireland, Italy, Portugal and Spain and the related maturities of those investments were as follows:

September 30, 2014
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$183	$131	$183	$131
Italy:
Public utilities	0	0	0	0	14	20	14	20
Other corporate	0	0	0	0	468	491	468	491
Portugal:
Public utilities	91	96	125	125	0	0	216	221
Spain:
Sovereign	0	0	0	0	60	131	60	131
Banks/financial institutions	35	37	0	0	0	0	35	37
Other corporate	0	0	0	0	186	198	186	198
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	183	137	183	137
Italy:
Sovereign	0	0	0	0	228	218	228	218
Banks/financial institutions	0	0	0	0	137	132	137	132
Public utilities	0	0	183	201	493	523	676	724
Other corporate	0	0	0	0	320	334	320	334
Spain:
Public utilities	0	0	0	0	320	325	320	325
Other corporate	0	0	0	0	183	206	183	206
Total gross and net funded exposure	$126	$133	$308	$326	$2,775	$2,846	$3,209	$3,305

December 31, 2013
	One to Five Years		Five to Ten Years		After Ten Years		Total
	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In millions)	Cost	Value	Cost	Value	Cost	Value	Cost	Value
Available-for-sale securities:
Ireland:
Banks/financial institutions	$0	$0	$0	$0	$220	$164	$220	$164
Italy:
Public utilities	0	0	0	0	14	17	14	17
Other corporate	0	0	0	0	487	434	487	434
Portugal:
Public utilities	7	8	128	134	95	89	230	231
Spain:
Sovereign	0	0	0	0	62	113	62	113
Banks/financial institutions	35	38	0	0	0	0	35	38
Other corporate	0	0	0	0	192	181	192	181
Held-to-maturity securities:
Ireland:
Banks/financial institutions	0	0	0	0	190	141	190	141
Italy:
Sovereign	0	0	0	0	237	199	237	199
Banks/financial institutions	0	0	0	0	142	121	142	121
Public utilities	0	0	0	0	702	682	702	682
Other corporate	0	0	0	0	332	319	332	319
Spain:
Public utilities	0	0	0	0	332	298	332	298
Other corporate	0	0	0	0	190	188	190	188
Total gross and net funded exposure	$42	$46	$128	$134	$3,195	$2,946	$3,365	$3,126

We do not have any unfunded exposure in the European countries shown in the preceding table, and we have not entered into any hedges to mitigate credit risk for our funded exposure. The banks and financial institutions investments in Ireland, Italy, Portugal and Spain represented 4% of total investments in the banks and financial institutions sector at September 30, 2014 and December 31, 2013, and 1% of total investments in debt and perpetual securities at September 30, 2014 and December 31, 2013.

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

Some of our peripheral Eurozone fixed income investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness. As of September 30, 2014, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Apart from our direct investments in peripheral Eurozone sovereign debt totaling $288 million, our other exposures as of September 30, 2014 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $538 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.4 billion, core Eurozone1 banks and financial institutions of $2.3 billion, core Eurozone non-banks (excluding sovereigns) of $4.6 billion, core Eurozone sovereigns of $535 million, and non-Eurozone2 holdings throughout the balance of Europe of $6.3 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis are not possible to measure and include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

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

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	September 30, 2014		December 31, 2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$70,804	$76,336	$69,934	$72,179
Perpetual securities	114	156	117	150
Equity securities	8	14	9	14
Total publicly issued	70,926	76,506	70,060	72,343
Privately issued securities:
Fixed maturities	29,222	31,612	30,992	31,737
Perpetual securities	2,706	2,870	2,870	2,797
Equity securities	7	9	8	7
Total privately issued	31,935	34,491	33,870	34,541
Total investment securities	$102,861	$110,997	$103,930	$106,884

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2014	December 31, 2013
Privately issued securities as a percentage of total debt and perpetual securities	31.0%	32.6%
Privately issued securities held by Aflac Japan	$29,245	$31,040
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	28.4%	29.9%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2014	December 31, 2013
Privately issued reverse-dual currency securities	$6,824	$7,087
Publicly issued collateral structured as reverse-dual currency securities	1,621	2,348
Total reverse-dual currency securities	$8,445	$9,435
Reverse-dual currency securities as a percentage of total debt and perpetual securities	8.2%	9.1%
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
Below-Investment-Grade Securities(1)

	September 30, 2014				December 31, 2013
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Deutsche Bank AG (2)	$416	$366	$397	$31	$ *	$ *	$ *	$ *
Investcorp Capital Limited	388	388	366	(22)	401	401	327	(74)
Telecom Italia SpA	365	365	371	6	380	380	328	(52)
Commerzbank AG (includes Dresdner Bank)	365	235	338	103	380	244	336	92
Republic of Tunisia	338	204	246	42	446	275	284	9
Israel Electric Corporation Limited	*	*	*	*	417	316	316	0
Navient Corp (formerly SLM Corp)	304	303	215	(88)	314	314	227	(87)
UPM-Kymmene	283	283	240	(43)	294	294	233	(61)
KLM Royal Dutch Airlines	274	201	247	46	285	209	209	0
Barclays Bank PLC (2)	246	159	243	84	64	47	62	15
Societe Generale (2)	228	204	203	(1)	237	212	198	(14)
Bank of Ireland	183	183	131	(52)	190	190	134	(56)
Generalitat de Catalunya	164	60	131	71	171	63	113	50
Energias de Portugal SA (EDP)	126	125	132	7	137	135	142	7
IKB Deutsche Industriebank AG	119	50	63	13	123	55	55	0
Kommunalkredit Austria	119	93	95	2	*	*	*	*
Tokyo Electric Power Co., Inc.	87	87	88	1	163	164	166	2
Redes Energeticas Nacionais SGPS,S.A. (REN)	*	*	*	*	95	95	89	(6)
Alcoa, Inc.	84	85	100	15	*	*	*	*
Sparebanken Vest (2)	0	0	0	0	60	60	52	(8)
Other Issuers (below $50 million in par value) (3)	332	346	360	14	367	359	354	(5)
Total	$4,421	$3,737	$3,966	$229	$4,524	$3,813	$3,625	$(188)
* Investment grade at respective reporting date
(1) Does not include senior secured bank loans in an externally managed portfolio that were below investment grade when initially purchased
(2) Includes perpetual security
(3) Includes 16 issuers in 2014 and 15 issuers 2013
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Deutsche Bank AG (1)	$366	Below Investment Grade
Telecom Italia SpA	365	Below Investment Grade
Commerzbank AG (includes Dresdner Bank)	235	Below Investment Grade
Santander UK PLC (Abbey National) (1)	228	Investment Grade
Bank of Ireland	183	Below Investment Grade
Energias de Portugal SA (EDP)	125	Below Investment Grade
Barclays Bank PLC (1)	113	Below Investment Grade
Goldman Sachs Capital I	110	Investment Grade
Kommunalkredit Austria	93	Below Investment Grade
BNP Paribas Fortis Funding (1)	91	Investment Grade
(1) Includes perpetual security

We invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $448 million at September 30, 2014, compared with $451 million at December 31, 2013, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.6% of total debt and perpetual securities at September 30, 2014, compared with 3.7% at December 31, 2013, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at September 30, 2014 and December 31, 2013 were generally reported as available for sale and carried at fair value.

Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $2.4 billion as of September 30, 2014, compared with $2.7 billion as of December 31, 2013, and represented 2.3% of total debt and perpetual securities, at amortized cost, at September 30, 2014, compared with 2.6% at December 31, 2013.

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of September 30, 2014.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$60,946	$65,825	59.3%	$5,577	$698
Below-investment-grade securities	4,157	4,433	4.0	554	278
Held-to-maturity securities:
Investment-grade securities	37,743	40,716	36.7	3,183	210
Total	$102,846	$110,974	100.0%	$9,314	$1,186

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of September 30, 2014.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$15,116	$698	$3,523	$58	$0	$0	$11,593	$640
Below- investment-grade securities	1,768	278	0	0	4	0	1,764	278
Held-to-maturity securities:
Investment-grade securities	3,938	210	366	3	548	19	3,024	188
Total	$20,822	$1,186	$3,889	$61	$552	$19	$16,381	$1,106
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of September 30, 2014.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$15,116	$698	$14,933	$655	$183	$43	$0	$0
Below- investment-grade securities	1,768	278	1,294	134	474	144	0	0
Held-to-maturity securities:
Investment-grade securities	3,938	210	3,755	164	183	46	0	0
Total	$20,822	$1,186	$19,982	$953	$840	$233	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2014.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Navient Corp (formerly SLM)	BB	$303	$215	$(88)
Bank of Ireland	BB	183	131	(52)
DEPFA Bank PLC	BBB	183	137	(46)
UPM-Kymmene	BB	283	240	(43)
Urenco LTD	BBB	183	155	(28)
Bank of America Corp	A	413	386	(27)
Svenska Handelsbanken AB (1)	BBB	165	138	(27)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	224	198	(26)
Investcorp Capital Limited	BB	388	366	(22)
AXA (1)	BBB	298	277	(21)
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
Cash and cash equivalents totaled $2.7 billion, or 2.3% of total investments and cash, as of September 30, 2014, compared with $2.5 billion, or 2.3%, at December 31, 2013. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2014	December 31, 2013	% Change
Aflac Japan	$5,706	$5,819	(1.9)%	(1)
Aflac U.S.	3,007	2,979	.9
Total	$8,713	$8,798	(1.0)%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.8% in yen during the nine months ended September 30, 2014.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2014	December 31, 2013	% Change
Aflac Japan	$80,982	$80,302	.8%	(1)
Aflac U.S.	9,215	9,098	1.3
Other	3	2	50.0
Total	$90,200	$89,402	.9%
(1)Aflac Japan’s policy liabilities increased 4.7% in yen during the nine months ended September 30, 2014.
Notes Payable
Notes payable totaled $4.6 billion at September 30, 2014, compared with $4.9 billion at December 31, 2013. In July 2014, we redeemed 28.7 billion yen of our fixed rate Samurai notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption). See Note 7 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2014 and 2013, respectively.
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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2014	December 31, 2013
Aflac Japan net assets	$14,340	$12,315
Aflac Japan unhedged dollar-denominated net assets	(8,987)	(7,621)
Consolidated yen-denominated net assets (liabilities)	$5,353	$4,694

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $446 million as of September 30, 2014 and partially hedged at $1.1 billion as of December 31, 2013.
Cash Flow Hedges
We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of September 30, 2014, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We had an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 and redeemed in July 2014. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We had designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the three- and nine-month periods ended September 30, 2014 and 2013, respectively.
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
Off-Balance Sheet Arrangements

As of September 30, 2014, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2014	2013
Dividends declared or paid by Aflac	$1,473	$691
Management fees paid by Aflac	185	222
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

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of (a) March 29, 2018, or (b) the date of termination of the commitments upon an event of default as defined in the agreement. As of September 30, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.

In October 2014, the Parent Company and Aflac entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings under this credit agreement may be used for general corporate purposes.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and line of credit at September 30, 2014. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the

Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013, for more information on our securities lending activity. We do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2014	2013
Operating activities	$4,577	$7,159
Investing activities	(4,144)	(7,521)
Financing activities	(322)	1,133
Exchange effect on cash and cash equivalents	12	(63)
Net change in cash and cash equivalents	$123	$708
Operating Activities
The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2014	2013
Aflac Japan	$4,042	$6,328
Aflac U.S. and other operations	535	831
Total	$4,577	$7,159
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2014	2013
Aflac Japan	$(4,072)	$(6,652)
Aflac U.S. and other operations	(72)	(869)
Total	$(4,144)	$(7,521)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% and 16% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the nine-month periods ended September 30, 2014 and 2013, respectively.
Financing Activities
Consolidated cash used by financing activities was $322 million in the first nine months of 2014, compared with consolidated cash provided by financing activities of $1.1 billion for the same period of 2013. In July 2014, we redeemed 28.7 billion yen of our fixed rate Samurai notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption). For information regarding our debt issuance in 2013 that was used to fund this redemption, see Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013.

Cash returned to shareholders through dividends and treasury stock purchases was $1.2 billion during the nine-month period ended September 30, 2014, compared with $779 million during the nine-month period ended September 30, 2013.

We were in compliance with all of the covenants of our notes payable and line of credit at September 30, 2014.
The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2014	2013
Treasury stock purchases	$698	$307
Number of shares purchased:
Open market	11,070	5,571
Other	132	163
Total shares purchased	11,202	5,734

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2014	2013
Stock issued from treasury:
Cash financing	$25	$59
Noncash financing	49	51
Total stock issued from treasury	$74	$110
Number of shares issued	1,367	2,404
During the first nine months of 2014, we repurchased 11.1 million shares of our common stock for $690 million as part of our share repurchase program. As of September 30, 2014, a remaining balance of 38.1 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We have increased our 2014 share repurchase objective from $1.0 billion to $1.2 billion of our common stock. In addition, our current plan is to repurchase $1.3 billion of our common stock in 2015.

Cash dividends paid to shareholders were $.37 per share in the third quarter of 2014, compared with $.35 per share in the third quarter of 2013. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2014	2013
Dividends paid in cash	$486	$472
Dividends through issuance of treasury shares	19	18
Total dividends to shareholders	$505	$490

In October 2014, the board of directors declared the fourth quarter cash dividend of $.39 per share, an increase of 5.4% compared with the same period in 2013. The dividend is payable on December 1, 2014, to shareholders of record at the close of business on November 19, 2014.
Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. While we have not yet finalized out statutory financial statements, we estimate that Aflac's RBC ratio as of

September 30, 2014 exceeded 775%. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2014 in excess of $2.4 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. We have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan in the event of a rapid change in interest rates. We have undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. We employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also have interest rate swaptions to mitigate increases in U.S. interest rates and the related impact to the available-for-sale investment portfolio in Japan. (See Notes 3, 4, and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2013 for additional information on our investment strategies and hedging activities, respectively.) While we have not yet completed our FSA financial statements for the third quarter of 2014, we estimate that as of September 30, 2014, Aflac Japan's SMR was above 750%. We are currently exploring the possibility of increasing the frequency of capital transfers from Japan to the United States pending completion of our internal governance process. As a result, we have increased the provision for capital repatriation reflected in our estimated September 30, 2014 SMR. It is this increased provision that resulted in a lower estimated SMR at the end of the third quarter compared with our ratio at June 30, 2014.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2014	2013
Aflac Japan management fees paid to Parent Company	$31	$28
Expenses allocated to Aflac Japan	57	58
Aflac Japan profit remittances to Aflac U.S. in dollars	1,288	771
Aflac Japan profit remittances to Aflac U.S. in yen	131.4	76.8
We had entered into foreign exchange forwards as part of a hedging strategy on 52.5 billion yen of the 2014 profit repatriation, resulting in $7 million of additional funds received when the yen was exchanged into dollars.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2014, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,218,667		$64.24	3,217,000	45,993,020
February 1 - February 28	3,113,966		62.45	3,008,016	42,985,004
March 1 - March 31	311,944		64.60	310,000	42,675,004
April 1 - April 30	20,000		62.73	20,000	42,655,004
May 1 - May 31	865,548		62.12	865,000	41,790,004
June 1 - June 30	723,697		62.37	722,480	41,067,524
July 1 - July 31	135,969		60.71	135,000	40,932,524
August 1 - August 31	683,577		60.04	682,700	40,249,824
September 1 - September 30	2,112,414		59.66	2,110,700	38,139,124
Total	11,185,782	(2)	$62.30	11,070,896	38,139,124	(1)
(1)The total remaining shares available for purchase at September 30, 2014, consisted of 38,139,124 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2013.
(2)During the first nine months of 2014, 114,886 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

10.4*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.5*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.6*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.6 (File No. 001-07434).
10.7*	-	Third Amendment to the Aflac Incorporated Executive Deferred Compensation Plan effective July 1, 2014.
10.8*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.9*	-
First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.10*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.11*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.12*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.13*	-
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

10.43*	-	Amendment to Aflac Incorporated Employee Agreement with Joey Loudermilk, dated December 14, 2011 - incorporated by reference from 2011 Form 10-K, Exhibit 10.37 (File No. 001-07434).
10.44*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).

10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.46*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012 – incorporated by reference from 2012 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.47*	-	Aflac Incorporated Employment Agreement with Eric Kirsch, effective November 1, 2011 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.47 (File No. 001-07434).
10.48*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 10, 2012 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.48 (File No. 001-07434).
10.49*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated January 1, 2014 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.49 (File No. 001-07434).
10.50*	-	Aflac Retirement Agreement with E. Stephen Purdom, dated February 15, 2000 – incorporated by reference from 2000 Form 10-K, Exhibit 10.13 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 3, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 3, 2014, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 3, 2014, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 3, 2014	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

November 3, 2014	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer