Form 10-K
period 2014-12-31
AFLAC INC
filed 2015-02-26
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014, was $27,797,345,404.
The number of shares of the registrant’s common stock outstanding at February 17, 2015, with $.10 par value, was 438,903,157.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 4, 2015, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2014

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
Aflac offers voluntary insurance policies in Japan and the United States that provide a layer of financial protection against income and asset loss. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells voluntary supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells voluntary supplemental insurance products including products designed to protect individuals from depletion of assets (accident, cancer, critical illness/ care, hospital intensive care, hospital indemnity, fixed-benefit dental, and vision care plans) and loss-of-income products (life and short-term disability plans).

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 72% of the Company's total revenues in 2014, compared with 74% in 2013 and 77% in 2012. The percentage of the Company's total assets attributable to Aflac Japan was 82% at December 31, 2014, compared with 85% at December 31, 2013.
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

Insurance Premiums
The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $19.1 billion in 2014, $20.1 billion in 2013, and $22.1 billion in 2012. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2014	2013	2012
Annualized premiums in force, beginning of year	$20,440	$22,689	$22,472
New sales, including conversions	2,513	2,963	4,129
Change in unprocessed new sales	13	66	183
Premiums lapsed and surrendered	(2,146)	(2,154)	(2,173)
Other	(29)	17	(9)
Foreign currency translation adjustment	(1,897)	(3,141)	(1,913)
Annualized premiums in force, end of year	$18,894	$20,440	$22,689
Insurance - Japan
We translate Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2014	2013	2012	2014	2013	2012
Annualized premiums in force, beginning of year	$14,870	$17,238	$17,284	1,567	1,492	1,344
New sales, including conversions	1,080	1,539	2,641	115	149	211
Change in unprocessed new sales	13	66	183	1	6	14
Premiums lapsed and surrendered	(695)	(717)	(845)	(74)	(70)	(68)
Other	(145)	(115)	(112)	(15)	(10)	(9)
Foreign currency translation adjustment	(1,897)	(3,141)	(1,913)	0	0	0
Annualized premiums in force, end of year	$13,226	$14,870	$17,238	1,594	1,567	1,492
For further information regarding Aflac Japan's financial results, sales and the Japanese economy, see the Aflac Japan Segment subsection of MD&A in this report.

Insurance - U.S.
The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2014	2013	2012
Annualized premiums in force, beginning of year	$5,570	$5,451	$5,188
New sales, including conversions	1,433	1,424	1,488
Premiums lapsed	(1,451)	(1,437)	(1,328)
Other	116	132	103
Annualized premiums in force, end of year	$5,668	$5,570	$5,451
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

Aflac pioneered the cancer insurance market in Japan in 1974, and we remain the number one provider of cancer insurance today. Over the years, we’ve customized our cancer product to respond to, and anticipate, the needs of our consumers and the advances in medical treatments. The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and benefits for treatment received due to internal cancer such as fixed daily benefits for hospitalization, outpatient services and convalescent care, and surgical and terminal care benefits. In September 2014, Aflac Japan introduced New Cancer DAYS, a new cancer product which provides enhanced coverage, including outpatient treatments and multiple cancer occurrence benefits. At the same time, premiums for this product have been lowered for most ages compared to prior plans. As the number one provider of cancer insurance in Japan, we believe this product further strengthens our brand, and most importantly, provides valuable benefits to consumers who are looking for solutions to manage cancer-related costs. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

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

Aflac U.S. offers short-term disability benefits on both an individual and group basis. In 2013, we introduced a completely redesigned group short-term disability product with enhanced benefit options and higher income replacement amounts. In 2014, this group short-term disability product was introduced in additional states, formally completing the active launch of the product to the U.S. market.

Aflac U.S. offers coverage for critical illnesses on both an individual and group basis. These policies are designed to protect against losses resulting from critical illnesses such as heart attack, stroke, or cancer. On an individually underwritten basis we offer cancer plans, critical illness/critical care plans, critical care and recovery plans (formerly called specified health event) and hospital intensive care plans. On a group basis we offer critical illness/critical care plans. In 2014, we updated our individual critical care plan to increase initial diagnosis benefits and expand coverage for additional heart conditions.

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Our hospital indemnity products provide policyholders fixed dollar benefits triggered by hospitalization due to accident or sickness, or just sickness alone. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic events, are also available. In 2014, we introduced a new lump sum rider than can be added to our individual accident, short-term disability and hospital indemnity products. The rider may not be available on all these products in all states. This rider provides a lump sum payment for a wide range of critical illness events including traumatic brain injury, Type 1 diabetes, advanced Alzheimer's disease, advanced Parkinson's disease and many more. In 2013, we introduced a new individual hospital plan, designed to provide flexible options for consumers as they deal with out of pocket expenses associated with new medical plans that have emerged with the implementation of the Affordable Care Act of 2010 (ACA). This product focuses on providing benefits triggered by a wide variety of hospital services, including emergency visits, surgeries, and diagnostics, as well as benefits relating to traditional hospital stays. In 2013, we also updated our group hospital plan which provides multiple hospital admission amounts for an employer to choose, giving the flexibility to more closely match the out of pocket expenses associated with the employer's level of major medical coverage. In addition, we added a wellness benefit to specified levels of coverage, supporting healthier habits with employees and promoting lower health plan utilization for employers.

Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. Aflac U.S. also offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight. Vision Now also includes coverage for corrective eye materials and exam benefits. Aflac U.S. offers term and whole-life policies on both an individual and group basis. In 2014, Aflac introduced a new individual life portfolio which includes a guarantee-issue individual term life policy if participation requirements are met.

For additional information on Aflac's U.S. products and composition of sales, see the Aflac U.S. Segment subsection of MD&A in this report.
Distribution - Japan
The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents' activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 46.1% of new annualized premium sales in 2014, compared with 43.8% in 2013 and 34.7% in 2012. Affiliated corporate agencies are formed when companies establish subsidiary businesses to sell our insurance products to their employees as part of a benefit package, and then expand to sell our products to suppliers and customers. These agencies help us reach employees at large worksites, and some of them are also successful in approaching customers outside their business groups. Affiliated corporate agencies, which include Japan Post, contributed 30.0% of new annualized premium sales in 2014, compared with 23.1% in 2013 and 18.5% in 2012. During 2014, we recruited more than 900 new sales agencies. As of December 31, 2014, Aflac Japan was represented by approximately 14,500 sales agencies, with more than 121,100 licensed sales associates employed by those agencies. We believe that new agencies will continue to be attracted to Aflac Japan's high commissions, attractive products, superior customer service and strong brand image.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell our type of insurance products to their customers. By the end of 2014, we had agreements with 371 banks, approximately 90% of the total number of banks in Japan, to sell our products. We believe we have significantly more banks selling our supplemental health insurance products than any of our competitors. Japanese consumers rely on banks to provide traditional bank services, and also to provide insurance solutions and other services. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage, particularly starting when this channel opened up for our products. Our partnerships throughout the banking sector provide us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. Banks contributed 21.5% of Aflac Japan new annualized premium sales in 2014, compared with 31.3% in 2013 and 45.6% in 2012.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding their partnership that was initially established in 2008 (see Regulation-Japan). At the end of June 2014, Japan Post Insurance (Kampo) received Financial Services Agency (FSA) regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October 1, 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and Japan Post intends to further expand the number of post offices that offer Aflac's cancer products to 20,000 postal outlets by the end of first quarter 2016. We believe this alliance with Japan Post will further benefit our cancer insurance sales.

For additional information on Aflac Japan's distribution, see the Aflac Japan Segment subsection of MD&A in this report.
Distribution - U.S.
As of December 31, 2014, our U.S. sales force comprised more than 70,800 sales associates and brokers who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance.

Sales associates and brokers are independent contractors and are paid commissions based on first-year and renewal premiums from their sales of insurance products. In addition to receiving commissions on personal production, district, regional, and, until September 30, 2014, state sales coordinators may also receive override commissions and incentive bonuses.

Beginning in the third quarter and continuing into the fourth quarter of 2014, Aflac U.S. implemented tactical initiatives centered around pay for performance providing competitive compensation to our sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures are designed to more effectively link sales management's success to Aflac's success. We enhanced compensation through an incentive bonus for the first level of our sales associate management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, to better manage our state operations, we eliminated the commission-based position of state sales coordinator and introduced the new position of market director. Effective October 1, 2014, market directors are salaried employees with the opportunity to earn sales-related bonuses. We believe this position change will enhance our performance management and better align compensation with new business results.

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

Aflac U.S. utilizes dual-channel distribution to market our insurance products to businesses of all sizes. Our career agent channel focuses on marketing Aflac to the small business market, which consists of employers with less than 100 employees. As such, we have aligned our recruiting, training, compensation, marketing and incentives for our career agents to encourage specific activity and sales of individual policies in this market. Our newest channel is the broker channel, which is a sales division of Aflac Group. The broker channel focuses on selling to the mid- and large-case market, which is comprised of employers with more than 100 employees and typically an average size of 1,000 employees or more. Since regional and national brokers have traditionally served the mid- and large-case market, the highly trained and experienced sales professionals of the broker channel are assigned a geographic market to strengthen relationships with the top brokers and sell Aflac products to their clients. As a result, we are represented on more than 80 benefit administration platforms, sometimes referred to as exchanges, of various brokers.

For additional information on Aflac's U.S. distribution, see the Aflac U.S. Segment subsection of MD&A in this report.
Competition - Japan
In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. The second period began in 2001 when all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest life insurer in Japan in terms of cancer and medical policies in force. As of December 31, 2014, we exceeded 23 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 14 million cancer policies in force as of December 31, 2014. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2014. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, expansive marketing system (see Distribution - Japan above) and product expertise.

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
Competition - U.S.
Aflac competes against several voluntary supplemental insurance carriers on a national and regional basis. We believe our policies, premium rates, and sales commissions are competitive by product type. Moreover, we believe that Aflac products are distinct from competitive offerings given our product focus (including features, benefits, and our claims service model), distribution capabilities, and brand awareness. For many companies with which we compete, voluntary supplemental insurance products are sold as a secondary business. A growing number of major medical and life insurance carriers are also entering into the voluntary supplemental insurance market. For Aflac, supplemental insurance products are our primary business and are sold via a large distribution network of independent sales associates and brokers (see Distribution - U.S. above). Aflac's advertising campaigns have increased our name awareness and understanding by consumers and businesses of the value our products provide.

Both private and publicly-traded insurers offer major medical insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis to accounts that are both fully and self-insured. The federal and state governments also pay substantial costs of medical treatment through various programs. Major medical insurance generally covers a substantial portion of the medical expenses incurred by an insured. Aflac policies are designed to provide coverage that supplements major medical insurance by paying cash directly to the policyholder to use for expenses their major medical insurance is not designed to cover. Thus, we do not compete directly with major medical insurers except those who sell supplemental insurance products as a secondary business. Any reduction of coverage, increase in employee participation costs, or increased deductibles and copayments by major medical commercial or government insurance carriers could favorably affect our business opportunities. With the implementation of the ACA, we anticipate a larger burden of the cost of care will be borne by some consumers, potentially creating a favorable impact on key markets for Aflac products. We also expect the ACA potentially will result in a more competitive landscape for Aflac, as major medical carriers face profitability erosion in some of their core lines of business and seek competitive entry into Aflac's supplemental product segments to offset this impact.

Investments and Investment Results
Net investment income was $3.3 billion in 2014 and 2013 and $3.5 billion in 2012. Although Aflac Japan benefited from some U.S. dollar exposure in the investment portfolio, the net impact from the weakening yen was a reduction in the reported net investment income in U.S. dollar terms for 2014 and 2013. In addition, the growth rate of net investment income has been negatively impacted by the low level of investment yields for new money in both Japan and the United States. In particular, Japan's life insurance industry has contended with low investment yields for a number of years. For information on our investments and investment results, see the Insurance Operations and Analysis of Financial Condition sections of MD&A and Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements in this report.

Regulation - Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; the carrying value of securities transferred to held-to-maturity is different; premium income is recognized on a cash basis; different consolidation criteria apply to variable interest entities; and different accounting for reinsurance. Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $5.6 billion at December 31, 2014, compared with $4.2 billion at December 31, 2013.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2014, Aflac Japan's solvency margin ratio (SMR) was 857%, compared with 777% at December 31, 2013. See the Capital Resources and Liquidity Section of MD&A for a discussion of measures we have taken to mitigate the sensitivity of Aflac Japan's SMR.

We typically repatriate a portion of Aflac Japan's accumulated earnings, as determined on a Japanese regulatory accounting basis, to Aflac U.S. provided that Aflac Japan has adequately protected policyholders' interests as measured by its SMR. The FSA may not allow profit repatriations to Aflac U.S. if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. In the near term, we do not expect these requirements to adversely affect the funds available for profit repatriations, nor do we expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company.
In 2005, legislation aimed at privatizing Japan’s postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand the partnership that was initially established in 2008. See the Distribution-Japan section for further developments in 2014.

The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information regarding the policyholder protection fund, see the Policyholder Protection subsection of MD&A in this report.
In June 2013, a revision to the Financial Instruments and Exchange Act established a post-funded Orderly Resolution Regime for financial institutions to prevent a financial crisis in the event of a financial institution’s failure. This regime came into effect in March 2014 and has not had, and is not expected to have, a material impact on the Company's operations in Japan.

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

The NAIC continually reviews regulatory matters and recommends changes and revisions for adoption by state legislators and insurance departments. The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2014, based on year-end statutory accounting results, Aflac's company action level risk-based capital (RBC) ratio was 945%.

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

In 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 as a Systematically Important Financial Institution (SIFI) in 2014. On December 18, 2014, President Obama signed the Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. The five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) recently re-proposed for comment their rules regarding collateral for uncleared swaps. If adopted as proposed, such rules may result in increased collateral requirements for Aflac or impose limits on the types of collateral we are permitted to post.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. Of the nine recommended areas for direct federal involvement in insurance regulation that are applicable to Aflac, President Obama has signed the National Association of Registered Agents and Brokers Reform Act into law in January 2015, which simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

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

On December 18, 2014, the Federal Reserve announced a second extension to the Volcker Rule conformance period, to give banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (legacy covered funds). The Federal Reserve also announced its intention to act in the future to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with these legacy covered funds. The Federal Reserve did not act to extend the conformance period for proprietary trading activities.

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

In September 2014, the Nebraska Department of Insurance chaired the second meeting of the Aflac Supervisory College, which included the attendance of Japan's Financial Services Agency. Consistent with international regulatory standards and supervisory best practices, the Supervisory College was established in 2013 as a forum for cooperation and communication between the Company's primary supervisors. At the second meeting, the supervisors agreed to continue to meet annually with the next meeting in 2015.

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
Employees
As of December 31, 2014, Aflac Japan had 4,526 employees, Aflac U.S. had 4,709 employees, and our other operations, the Parent Company and printing subsidiary, had 290 employees.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990	63

Paul S. Amos II	President, Aflac, since 2007; Chief Operating Officer, U.S. Operations, Aflac, from 2006 until 2013	39

Koji Ariyoshi	Executive Vice President, Director of Marketing and Sales, Aflac Japan, since 2012; First Senior Vice President, Director of Marketing and Sales, Aflac Japan, from 2010 until 2011	61

Susan R. Blanck	Executive Vice President, Aflac Japan, since 2012; Executive Vice President, Corporate Actuary, Aflac, since 2011; First Senior Vice President, Aflac Japan, from 2008 until 2012; Senior Vice President, Corporate Actuary, Aflac, from 2004 until 2011	48

Kriss Cloninger III	President, Aflac Incorporated, since 2001; Chief Financial Officer, Aflac Incorporated and Aflac, since 1992; Treasurer, Aflac Incorporated, since 2001; Executive Vice President, Aflac, since 1993	67

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, since 2011; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Vice President, Financial Services, Aflac, from 2009 until 2010	48

Kenneth S. Janke	Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, since 2010; President, Aflac U.S., from 2013 until 2014; Senior Vice President, Investor Relations, Aflac Incorporated, from 1993 until 2010	56

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; First Senior Vice President, Global Chief Investment Officer, Aflac, from 2011 until 2012; Managing Director, Global Head of Insurance Asset Management, Goldman Sachs Asset Management, from 2007 until 2011	54

Charles D. Lake II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	53

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Corporate Services, Aflac Incorporated, from 2008 until 2014	50

Teresa L. White	President, Aflac U.S., since 2014; Executive Vice President, Chief Operating Officer, Aflac, from 2013 until 2014; Executive Vice President, Chief Service Officer, Aflac, from 2012 until 2013; Executive Vice President, Chief Administrative Officer, Aflac, from 2008 until 2013	48

Robin Y. Wilkey	Senior Vice President, Investor and Rating Agency Relations, Aflac Incorporated, since 2010; Vice President, Investor Relations, Aflac Incorporated, from 2003 until 2010	56

Hiroshi Yamauchi	President, Chief Operating Officer, Aflac Japan, effective 2015; Executive Vice President, Aflac Japan, from 2012 until 2014; First Senior Vice President, Aflac Japan, from 2002 until 2011	63
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
Our results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in our two primary operating markets of the United States and Japan. Weak global financial markets impact the value of our existing investment portfolio, influence opportunities for new investments, and may contribute to generally weak economic fundamentals, which can have a negative impact on our operating activities.

For the last few years, global capital markets have been severely impacted by several major events. The financial crisis that began in the latter part of 2008 saw dramatic declines in investment values and weak economic conditions as the global financial system came under extreme pressure. Although U.S. markets began recovering as early as late 2009 and 2010, Europe continued to struggle under a severely weakened banking system and investor concerns with sovereign debt levels. Following a period of unprecedented intervention by governments and central banks, including the U.S. Federal Reserve and European Central Bank (ECB), financial conditions improved from the dire conditions of the global financial crisis, global recession, and European debt crisis. Recently, global markets have experienced increased volatility due to concerns including changes in the market’s perception of global growth, additional ECB intervention, uncertainty surrounding Japan’s continued recovery amidst assorted policy changes, and sizable declines in global commodity prices including oil.

As we hold a significant amount of fixed maturity and perpetual securities issued by borrowers located in many different parts of the world, including a large portion issued by banks and financial institutions, sovereigns, and other corporate borrowers in the U.S. and Europe, our financial results are directly influenced by global financial markets. A retrenchment of the recent improvements in overall capital market health could adversely affect our financial condition, including our capital position and our overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by increases in interest rates or credit spreads, defaults in payment of principal or interest, and credit rating downgrades.

Following the election of Shinzo Abe as Prime Minister of Japan in December 2012, the new administration adopted a new set of financial measures to stimulate the Japanese economy. In a December 2014 snap-election, the ruling Liberal Democratic Party (LDP) won a landslide victory, further strengthening Mr. Abe's ability to implement economic reform and address key policy challenges. The Japanese financial markets have reacted with even lower rates on Japanese Government bonds, large increases in Japanese equity market values, and a weakening of the yen relative to the U.S. dollar, a situation that remains largely intact today.

Japan is the largest market for our products and we own substantial holdings in Japanese Government Bonds (JGBs). Government actions to stimulate the economy affect the value of our existing holdings, our reinvestment rate on new investments in JGBs or other yen denominated assets, and consumer behavior relative to our suite of products. The additional government debt from fiscal stimulus actions could contribute to a weakening of the Japan sovereign credit profile and result in further rating downgrades at the credit rating agencies. This could lead to additional volatility in Japanese capital and currency markets.

Our investment portfolio owns sizeable credit positions in many other geographic areas of the world including the Middle East, Latin America, Asia, and other emerging markets. Deterioration in their underlying economies, sovereign credit worthiness, or financial market conditions could negatively impact our financial position. We also own credit investments that result in exposure to commodity valuations, including oil, natural gas, gold, and other metals. The recent significant declines in the prices of these commodities could result in credit deterioration of our holdings and significant credit losses due to depressed bond valuations, defaults in payment of principal or interest, or credit rating downgrades.

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

We need liquidity to pay our operating expenses, dividends on our common stock, interest on our debt and liabilities. For a further description of our liquidity needs, including maturing indebtedness, see Item 7 of this Form 10-K - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity. In the event our current resources do not meet our needs, we may need to seek additional financing. Our access to additional funding will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and our credit rating. We have a credit facility agreement as a capital contingency plan with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis and will expire on the earlier of March 29, 2018, or the date of termination of the commitments upon an event of default as defined in the agreement. Should investors become concerned with any of our investment holdings, including a concentration of JGBs, our access to market sources of funding could be negatively impacted. There is a possibility that lenders or debt investors may develop a negative perception of us if we incur large investment losses or if the level of our business activity decreases due to a market downturn or there are further adverse economic trends in the United States or Japan, specifically, or generally in developed markets. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
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

As the U.S. economy has continued to improve, the Federal Reserve has reduced the amount of monetary stimulus. The stimulative actions previously taken by the Federal Reserve, and the amounts involved, are unprecedented. As such, there exist considerable risks associated with the amount of monetary stimulus provided and its withdrawal. These risks could include heightened inflation, increased volatility of interest rates, significantly higher interest rates, and overall increased volatility in the fair value of investment securities. These factors could negatively impact our business by reducing the value of our existing portfolio, negatively impacting our opportunities for new investments as market volatility increases, increasing the risk of depressed bond valuations or defaults in our credit portfolio, and reducing the demand for our products should the broader economy be negatively impacted by withdrawal of monetary stimulus.

The financial crisis also created new government regulation, including the Dodd-Frank Financial Regulatory Reform Bill for U.S. institutions. This significant legislation, intended to reduce risk of another crisis, contains multiple provisions that could impact our business as rules are finalized and implemented. This legislation could impact the value of our significant holdings in banks and other financial institutions and our ability to conduct financial and capital market transactions, and affect the general competitiveness of the U.S. financial services industry.

As the effects of the financial crisis continue to linger, other central banks around the world have followed the actions of the Federal Reserve and taken unprecedented actions. In the case of the ECB, multiple actions were taken to mitigate the European sovereign and banking crisis, and to stimulate the economies throughout the Eurozone. The Bank of Japan has undertaken monetary policy actions designed to stimulate the Japanese economy. These governmental interventions have helped create an environment of extremely low interest rates for an extended period of time. There can be no assurance as to the effect that these governmental actions, other governmental actions taken in the future, or the ceasing of these governmental actions will have on the financial markets generally, the economies in which we operate, our competitive position, or our business and financial condition.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and perpetual securities in our investment portfolio may reduce our earnings.
We are subject to the risk that the issuers, guarantors, and/or counterparties of fixed maturity securities and perpetual securities we own may default on principal, interest and other payments they owe us. A significant portion of our portfolio represents an unsecured obligation of the issuer, including some that are subordinated to other debt in the issuer’s capital structure. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay our holdings. This can include changes in the global economy, the company's assets, strategy, or management, shifts in the dynamics of the industries in which they compete, their access to additional funding, and the overall health of the credit markets. Factors unique to our securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of our holdings.

Most of our holdings carry a rating by one or more of the Nationally Recognized Statistical Rating Organizations (NRSROs, or “rating agencies”). Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our portfolio. We employ a team of credit analysts to monitor the creditworthiness of the issuers in our portfolio. Any credit-related declines in the fair value of positions held in our portfolio we believe are not temporary in nature will negatively impact our net income through impairment and other credit related losses.

We are also subject to the risk that any collateral providing credit enhancement to our positions could deteriorate. These instruments may include senior secured first lien loans and loan-backed securities such as CDOs and mortgage-backed securities (MBS), where the underlying collateral notes may default on principal, interest, or other payments, causing an adverse change in cash flows to the positions held in our investment portfolio.

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

We are exposed to sovereign credit risk through instruments issued directly by governments and government entities as well as banks and other institutions that rely in part on the strength of the underlying government for their credit quality. In addition to the United States and Japan, many governments, especially in Europe, have been subject to rating downgrades due to the need for fiscal and budgetary remediation and structural reforms, reduced economic activity, and investment needed to support banks or other systematically important entities. Additional downgrades or default of our sovereign issuers will have a negative impact on our portfolio and could reduce our earnings.

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
We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, such as those experienced specifically in Japan, the United States, and generally globally during recent years, have reduced the level of investment income earned by the Company. Our overall level of investment income will be negatively impacted if a low-interest-rate environment persists. While we generally seek to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities. Our exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time our products were priced and the related reserving assumptions were established. A rise in interest rates could improve our ability to earn higher rates of return on funds that we reinvest. Conversely, a decline in interest rates could impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. Our ability to earn the returns we expect due to low interest rates may also influence our ability to develop and price attractive new products and impact our overall sales levels.
We also have exposure to interest rates related to the value of the substantial investment portfolios that support our policy liabilities. Changes in interest rates have a direct impact on the fair values of fixed securities in our investment portfolio; however, they do not have a direct impact on the related valuation of the corresponding liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk of future increases in interest rates because of an increasing proportion of our investment portfolio includes investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates could increase the net unrealized loss position of our debt and perpetual securities. Aflac sells insurance products in the US and Japan that provide cash surrender values. A rise in interest rates could trigger significant policy lapsation which might require the Company to sell investment assets and recognize unrealized losses. This situation is commonly referred to as disintermediation risk. Conversely, a decline in interest rates could decrease the net unrealized loss position of our debt and perpetual securities. While we generally invest our assets to match the duration and cash flow characteristics of our policy liabilities, and therefore would not expect to realize most of these gains or losses, our risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, reduce the effectiveness of this strategy and either cause us to dispose of some or all of these investments prior to their maturity, or increases the risk that the issuers of these securities may default or may require impairment, which could result in our having to recognize such gains or losses.
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
As of December 31, 2014, we held $2.4 billion of perpetual securities, at amortized cost, which represented 2.6% of our total portfolio of debt and perpetual securities. Perpetual securities have characteristics of both debt and equity instruments. These securities do not have a stated maturity date, but generally have a stated interest coupon that was fixed at the time of issuance but then changes to a floating rate security at some predetermined date. Most perpetual securities have call features including the ability of the issuer to retire the debt at par upon the change to a floating rate security. Generally, the mechanics of the floating rate change were intended at the time of issuance to incent the borrower to call the instrument, having the effect of creating an expected economic maturity date. We believe many of the issuers of our perpetual securities will call the instruments upon a change in payment structure but there are no assurances the issuers will do so. While we have recently experienced calls for certain perpetual securities upon their economic maturity dates, there can be no assurance the remaining issuers will have the ability to repay the outstanding principal amount.
Perpetual securities may contain provisions allowing the borrower to defer paying interest for a time. In some cases, we have contractual provisions that stipulate any deferred interest payment accumulates for our benefit and must be paid in the future. There is no assurance such issuers will not choose to defer making payments or will be able to honor a cumulative deferral feature.

There is also a risk that the accounting for these perpetual securities could change in a manner that would have an adverse impact on the reporting for these securities. At the date of filing this Form 10-K, the SEC does not object to the use of a debt impairment model for impairment recognition of these securities as long as there is no significant deterioration in the credit condition of the perpetual securities. The debt impairment model allows the holder to consider whether or not interest and principal payments will be received in accordance with contractual terms and the holder's intent and ability to hold the perpetual security until there is a recovery in value. The equity impairment model, by contrast, looks at the length of time a security's fair value has been below its cost basis and the percentage decline to determine whether an impairment should be recorded, without consideration to the holder's intent and ability to hold the security until recovery in value. The Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) are also working on the financial instruments project which addresses classification and measurement, impairment and hedging. The outcome and timing of the FASB project is uncertain but could result in changes to the current accounting model for perpetual securities.
The valuation of our investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
The vast majority of our financial instruments are subject to the fair value classification provisions under GAAP, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuations, and relates to our investment securities classified as available for sale in our investment portfolio, which comprised $68.3 billion (64%) of our total cash and invested assets, and our entire derivatives portfolio, comprising $802 million of derivative assets and $2.4 billion of derivative liabilities, as of December 31, 2014. In accordance with GAAP, we have categorized these securities and derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). It gives the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority represents unobservable inputs supported by little or no market activity and that reflect the reporting entity's understanding about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.
At December 31, 2014, approximately 27%, 72% and 1% of our total available-for-sale securities represented Level 1, Level 2 and Level 3 securities, respectively, and approximately 87% and 13% of our total derivatives exposure were classified as Level 2 and Level 3, respectively. Financial instruments may be transferred to Level 3 from Levels 1 and 2 during periods of market disruption or illiquidity.
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
Valuations of our derivatives fluctuate with changes in underlying market variables, such as interest rates and foreign currency exchange rates. During periods of market turbulence created by political instability, economic uncertainty, government interventions or other factors, we may experience significant changes in the volatility of our derivative valuations. Extreme market conditions can also affect the liquidity of such instruments creating marked differences in transaction levels and counterparty valuations. Depending on the severity and direction of the movements in its derivative valuations, the Company will face increases in the amount of collateral required to be posted with its counterparties. Liquidity stresses to the Company may also occur if the required collateral amounts increase significantly over a very short period of time. Conversely, the Company may be exposed to an increase in counterparty credit risk for short periods of time while calling collateral from its counterparties.

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

Lack of availability of acceptable yen-denominated investments could adversely affect our results of operations, financial position or liquidity.
We attempt to match both the duration and currency of our assets with our liabilities. This is very difficult for Aflac Japan due to the lack of long-dated yen-denominated fixed income instruments.

Prior to the financial crisis of 2008, the Company was focused on investing cash flows in JGBs, which had relatively low yields, and utilizing private placement and perpetual securities to gain additional yield, extend the duration of the investment portfolio, and maintain yen exposure. The investment in private placements and perpetual securities has led to increased risks associated with illiquidity.

Starting in 2012, Aflac Japan augmented its investment strategy to include U.S. dollar-denominated securities which could then be hedged back to yen. In October 2014 and December 2014, Aflac Japan sold approximately $1.4 billion of U.S. Treasury securities and $1.0 billion of U.S. dollar-denominated investment grade corporate securities with the intention of utilizing the proceeds from the sales to fund purchases of other asset classes. Despite those sales, as of December 31, 2014, Aflac Japan held approximately $20.2 billion in U.S. dollar-denominated fixed income securities, at amortized cost, and approximately $13.1 billion of notional in foreign currency forwards and options to hedge principal currency risk. These strategies are intended to improve diversification, income yields and liquidity.

However, these strategies have increased our exposure to U.S. interest rates and credit spreads and risks associated with derivatives. The tenors of the forwards being used are shorter than the corresponding U.S. corporate securities, which have created the economic risk associated with roll-over of the currency forwards (risk of increasing hedge costs). These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

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

At December 31, 2014, approximately 39.4% of our total portfolio of debt and perpetual securities of $95.1 billion, on an amortized cost basis, was invested in the government and agencies sector, with $37.0 billion, or 38.9% of the total, consisting of investments in JGBs. In the fourth quarter of 2014, an additional rating agency downgraded JGBs from AA to A. Also at December 31, 2014, 14% of our total portfolio of debt and perpetual securities was in the bank and financial institution sector. For further details on the concentrations within our investment portfolios see the Analysis of Financial Condition section of MD&A in this report.

Our concentration of business in Japan poses risks to our operations.
Our operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 72% of our total revenues for 2014, compared with 74% in 2013 and 77% in 2012. The Japanese operations accounted for 82% of our total assets at December 31, 2014, compared with 85% at December 31, 2013. The Bank of Japan's January 2015 Monthly Report of Recent Economic and Financial Developments stated the following about the Japanese economy. Japan's economy continues to recover moderately. Public investment has plateaued at a high level while housing investment, which continued to decline following the consumption tax hike, has recently started to bottom out. Private consumption has remained resilient due to steady improvement in employment and income. The report projected that Japan's economy is expected to recover moderately, and the effects such as those of the decline in demand following the consumption tax hike are expected to dissipate. Exports are expected to increase moderately due to the improving overseas economies. As for domestic demand, public investment is expected to flatten at a high level and subsequently begin to decline moderately. Private consumption is expected to remain resilient due to steady improvement in employment and income, and the effects of the decline in demand following the consumption tax hike are expected to dissipate gradually. Housing investment is projected to gradually regain its resilience as well.

Further, because of the concentration of our business in Japan and our need for long-dated yen-denominated assets, we have a substantial concentration of JGBs in our investment portfolio. As such we have material exposure to the Japanese economy, geo-political climate, political regime, and other elements that generally determine a country's creditworthiness. Specifically, the NRSROs have placed increased scrutiny on JGBs, which are a significant component of the Company’s overall investment portfolio. The NAIC is also considering changes to investment risk factors. Any negative developments by the NRSROs or NAIC in these areas could result in increased capital requirements for the Company.

We seek to match the investment currency and interest rate risk to our yen liabilities. The low level of interest rates available on yen securities has a negative effect on our overall net investment income. A large portion of the cash available for reinvestment each year is deployed in yen-denominated instruments and subject to the low level of yen interest rates.

Any potential deterioration in Japan's credit quality, market access, the overall economy of Japan, or Japanese market volatility could adversely impact the business of Aflac in general and specifically Aflac Japan and our related results of operations and financial condition.

Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. Aflac Japan's premiums and most of its investment income are received in yen. Claims and expenses are paid in yen, and we primarily purchase yen-denominated assets and dollar-denominated assets hedged to yen to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income. As a result, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. Foreign currency translation also impacts the computation of our risk-based capital ratio because Aflac Japan is consolidated in our U.S. statutory filings due to its status as a branch. Our required capital, as determined by the application of risk factors to our assets and liabilities, is proportionately more sensitive to changes in the exchange rate than our total adjusted capital. As a result, when the yen strengthens relative to the dollar, our risk-based capital ratio is suppressed. We engage in certain foreign currency hedging activities for the purpose of hedging the yen exposure to our net investment in our branch operations in Japan. These hedging activities are limited in scope and we cannot provide assurance that these activities will be effective.

Additionally, we are exposed to economic currency risk when yen cash flows are converted into dollars, resulting in an increase or decrease in our earnings when exchange gains or losses are realized. This primarily occurs when we repatriate funds from Aflac Japan to Aflac U.S., but it also has an impact when yen cash is converted to U.S. dollars for investment into U.S. dollar-denominated assets (as described above). The exchange rates prevailing at the time of repatriation may differ from the exchange rates prevailing at the time the yen profits were earned. We engage in foreign currency hedging activities to mitigate the exposure to this foreign exchange risk.

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

We use derivative instruments to mitigate various risks associated with our investment portfolio, notes payable, and profit repatriation. We enter into a variety of agreements involving assorted instruments including foreign currency forward contracts, foreign currency options, foreign currency and interest rate swaps, and options on interest rate swaps (or interest rate swaptions). To provide additional alternatives to increase our overall portfolio yield while managing our overall currency risk, starting in 2012, we have invested a significant portion of the investable cash flow generated by Aflac Japan into U.S. dollar-denominated investment grade public bonds and hedged these bonds to yen through the use of currency forward and option contracts. The derivative forward and option contracts are of a shorter maturity than the hedged bonds which creates roll-over risks within the hedging program. Due to changes in market environments, there is a risk the hedges become ineffective and lose the corresponding hedge accounting treatment. At December 31, 2014, we held foreign currency forwards and options of approximately $13.1 billion notional associated with Aflac Japan's U.S. dollar-denominated investments referenced above, and we also had interest rate swaptions of approximately $2.5 billion notional associated with certain investments, foreign currency swaps of $2.7 billion notional associated with our notes payable, and foreign currency forwards of approximately $1.3 billion notional associated with profit repatriation hedges. The Company's increased use of derivatives in the past couple years has increased our financial exposure to derivative counterparties. If our counterparties fail or refuse to honor their obligations under these derivative instruments our hedges of the risks will be ineffective.

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

Further, we have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2014, we had agreements with 371 banks to market Aflac's products in Japan. Sales through these banks represented 21.5% of Aflac Japan's new annualized premium sales in 2014. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.
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
Our risk management policies and procedures may prove to be ineffective and leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

We have developed an enterprise-wide risk management framework to mitigate risk and loss to the Company. We maintain policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which the Company is exposed.

However, there are inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from greater than expected morbidity, mortality, longevity, or persistency, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.
Many of our risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. We cannot provide assurance that our risk management framework, including the underlying assumptions or strategies, will be accurate and effective.
Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.
Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. There can be no assurance that controls and procedures that we employ, which are designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, will be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.
Extensive regulation and changes in legislation can impact profitability and growth.
Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including state insurance regulators, the SEC, the NAIC, the FIO, the FSA and Ministry of Finance (MOF) in Japan, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, the FIO, and the U.S. Treasury, including the Internal Revenue Service, each of which exercises a degree of interpretive latitude. In addition, proposals regarding the global regulation of insurance are under discussion. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may change over time to our detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause us to change our views regarding the actions we need to take from a legal or regulatory risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or otherwise negatively impact the profitability of our business.

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
In 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council. In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 for supervision by the Board. On December 18, 2014, President Obama signed the Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.

Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. The five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) recently re-proposed for comment their rules regarding collateral for uncleared swaps. If adopted as proposed, such rules may result in increased collateral requirements for Aflac or impose limits on the types of collateral we are permitted to post.

The Dodd-Frank Act also established an FIO under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. Of the nine recommended areas for direct federal involvement in insurance regulation that are applicable to Aflac, President Obama has signed the National Association of Registered Agents and Brokers Reform Act into law in January 2015, which simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

On December 10, 2013, five U.S. financial regulators adopted a final rule implementing the "Volcker Rule," which was created by Section 619 of the Dodd-Frank Act. The Volcker Rule generally prohibits "banking entities" from engaging in "proprietary trading" and making investments and conducting certain other activities with "private equity funds and hedge funds." The final rule became effective April 1, 2014; however, at the time the agencies released the final Volcker Rule, the Federal Reserve announced an extension of the conformance period for all banking entities until July 21, 2015. In response to industry questions regarding the final Volcker Rule, the five U.S. financial regulators, which included the Office of the Comptroller of the Currency (OCC); the Federal Reserve; the Federal Deposit Insurance Corporation (FDIC); the SEC and the U.S. CFTC, issued a clarifying interim final rule on January 14, 2014 that permits banking entities to retain interests in certain CDOs backed by trust preferred securities if the CDO meets certain requirements.

On December 18, 2014, the Federal Reserve announced a second extension to the Volcker Rule conformance period, to give banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (legacy covered funds). The Federal Reserve also announced its intention to act in the future to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with these legacy covered funds. The Federal Reserve did not act to extend the conformance period for proprietary trading activities.

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

Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the United States and in foreign jurisdictions.

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
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on the business of insurance companies. On an ongoing basis NRSROs review the financial performance and condition of insurers and may downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer's control. In addition to financial strength ratings, various NRSROs also publish ratings on our debt. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner and are important factors in our ability to access liquidity in the debt markets and other available sources. Downgrades in our credit ratings could give our derivative counterparties the right to require early termination of derivatives transactions or delivery of additional collateral, thereby adversely affecting our liquidity.
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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering, security breaches or other cyber-attacks, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information. Although the security breaches we have experienced to date have not had a material effect on our business, interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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
The FASB and IASB have announced their commitment to achieving a single set of high-quality global accounting standards. In 2010, the SEC announced a work plan, the results of which would aid the Commission in its evaluation of the impact that the use of IFRS by U.S. companies would have on the U.S. securities market. Included in this work plan is consideration of IFRS, as it exists today and after the completion of various convergence projects currently underway between U.S. and international accounting standards-setters. In 2012, the SEC issued the final report which stated that adopting IFRS would present challenges and that the majority of the U.S. capital market participants did not support adopting IFRS. However, the report also stated there was significant support for other methods of incorporating IFRS through endorsement into U.S. GAAP. The FASB and IASB are re-deliberating previously exposed proposals for the insurance contracts project that will change the way insurance liabilities are determined and reported. The FASB decided in February 2014 to focus on making targeted improvements to existing U.S. GAAP. Therefore, it appears unlikely that the FASB and IASB will achieve a converged standard relating to insurance contracts. In July 2014, the IASB issued amended guidance to International Financial Reporting Standards (IFRS) 9, Financial Instruments, including amendments to classification and measurement and the impairment model. The FASB exposed, in December 2012, similar changes to classification and measurement and the impairment model. Based upon recent deliberations, it now seems unlikely that the FASB and IASB will achieve a converged standard related to classification and measurement and impairment of financial instruments. The ultimate outcome and timing of these events including the adoption of IFRS are uncertain at this time. The adoption of IFRS and/or the effects of accounting standards changes could significantly alter the presentation of our financial position and results of operations in our financial statements.

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

Changes in our discount rate, expected rate of return, life expectancy, health care cost and expected compensation increase assumptions for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.

We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets, life expectancy of plan participants and expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment, may result in increased expenses and reduce our profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In the United States, Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support and information technology functions for our U.S. operations. Aflac also owns land and office buildings in Columbia, South Carolina, which house our CAIC subsidiary. Aflac leases office space in New York that houses our Global Investment division. Aflac leases administrative office space in Georgia, South Carolina, New York, Nebraska, and in 36 additional states throughout the United States, as well as Washington, D.C. and Puerto Rico.
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
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:
Quarterly Common Stock Prices

2014	High	Low
4th Quarter	$62.46	$54.99
3rd Quarter	64.20	57.70
2nd Quarter	64.47	60.60
1st Quarter	66.69	60.45

2013	High	Low
4th Quarter	$67.62	$61.96
3rd Quarter	63.63	56.08
2nd Quarter	58.75	48.54
1st Quarter	54.44	48.17

Holders

As of February 17, 2015, there were 87,431 holders of record of the Company's common stock.
Dividends

	2014	2013
4th Quarter	$.39	$.37
3rd Quarter	.37	.35
2nd Quarter	.37	.35
1st Quarter	.37	.35

In February 2015, the board of directors declared the first quarter 2015 cash dividend of $.39 per share. The dividend is payable on March 2, 2015 to shareholders of record at the close of business on February 17, 2015. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of MD&A and Note 13 of the Notes to the Consolidated Financial Statements presented in this report.

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

Performance Graphic Index
December 31,

	2009	2010	2011	2012	2013	2014
Aflac Incorporated	100.00	124.89	98.27	124.18	160.09	150.03
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
S&P Life & Health Insurance	100.00	125.25	99.31	113.80	186.04	189.67
Copyright© 2015 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities
During the year ended December 31, 2014, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,218,667		$64.24	3,217,000	45,993,020
February 1 - February 28	3,113,966		62.45	3,008,016	42,985,004
March 1 - March 31	311,944		64.60	310,000	42,675,004
April 1 - April 30	20,000		62.73	20,000	42,655,004
May 1 - May 31	865,548		62.12	865,000	41,790,004
June 1 - June 30	723,697		62.37	722,480	41,067,524
July 1 - July 31	135,969		60.71	135,000	40,932,524
August 1 - August 31	683,577		60.04	682,700	40,249,824
September 1 - September 30	2,112,414		59.66	2,110,700	38,139,124
October 1 - October 31	700,000		59.81	700,000	37,439,124
November 1 - November 30	3,570,000		59.32	3,570,000	33,869,124
December 1 - December 31	4,320,676		59.46	4,319,000	29,550,124
Total	19,776,458	(2)	$61.05	19,659,896	29,550,124	(1)
(1)The total remaining shares available for purchase at December 31, 2014, consisted of 29,550,124 shares related to a 40,000,000 share repurchase authorization by the board of directors in 2013.
(2)During the year ended December 31, 2014, 116,562 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.     SELECTED FINANCIAL DATA
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2014	2013	2012	2011	2010
Revenues:
Net premiums, principally supplemental health insurance	$19,072	$20,135	$22,148	$20,362	$18,073
Net investment income	3,319	3,293	3,473	3,280	3,007
Realized investment gains (losses)	215	399	(349)	(1,552)	(422)
Other income	122	112	92	81	74
Total revenues	22,728	23,939	25,364	22,171	20,732
Benefits and expenses:
Benefits and claims, net	12,937	13,813	15,330	13,749	12,106
Expenses	5,300	5,310	5,732	5,472	5,065
Total benefits and expenses	18,237	19,123	21,062	19,221	17,171
Pretax earnings	4,491	4,816	4,302	2,950	3,561
Income taxes	1,540	1,658	1,436	1,013	1,233
Net earnings	$2,951	$3,158	$2,866	$1,937	$2,328
Share and Per-Share Amounts
Net earnings (basic)	$6.54	$6.80	$6.14	$4.16	$4.96
Net earnings (diluted)	6.50	6.76	6.11	4.12	4.92
Cash dividends paid	1.50	1.42	1.34	1.23	1.14
Cash dividends declared	1.50	1.42	1.34	1.23	1.14
Weighted-average common shares used for basic EPS (In thousands)	451,204	464,502	466,868	466,519	469,038
Weighted-average common shares used for diluted EPS (In thousands)	454,000	467,408	469,287	469,370	473,085
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	120.55	105.39	86.58	77.74	81.49
Weighted-average yen/dollar exchange rate (yen)	105.46	97.54	79.81	79.75	87.73
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2014	2013	2012	2011	2010
Assets:
Investments and cash	$107,341	$108,459	$118,219	$103,462	$88,230
Other	12,426	12,848	12,875	12,775	12,013
Total assets	$119,767	$121,307	$131,094	$116,237	$100,243
Liabilities and shareholders’ equity:
Policy liabilities	$83,933	$89,402	$97,720	$94,239	$82,310
Income taxes	5,293	3,718	3,858	2,308	1,689
Notes payable	5,282	4,897	4,352	3,285	3,038
Other liabilities	6,912	8,670	9,186	3,459	2,666
Shareholders’ equity	18,347	14,620	15,978	12,946	10,540
Total liabilities and shareholders’ equity	$119,767	$121,307	$131,094	$116,237	$100,243
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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and credit downgrades of securities in our investment portfolio

•	exposure to significant financial and capital markets risk

•	fluctuations in foreign currency exchange rates

•	significant changes in investment yield rates

•	credit and other risks associated with Aflac's investment in perpetual securities

•	differing judgments applied to investment valuations

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	limited availability of acceptable yen-denominated investments

•	concentration of our investments in any particular single-issuer or sector

•	concentration of business in Japan

•	decline in creditworthiness of other financial institutions

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	ineffective risk management policies and procedures

•	changes in law or regulation by governmental authorities

•	ability to attract and retain qualified sales associates and employees

•	decreases in our financial strength or debt ratings

•	ability to continue to develop and implement improvements in information technology systems

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	changes in U.S. and/or Japanese accounting standards

•	failure to comply with restrictions on patient privacy and information security

•	level and outcome of litigation

•	ability to effectively manage key executive succession

•	catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, acts of terrorism and damage incidental to such events

•	ongoing changes in our industry

•	events that damage our reputation

•	increased expenses for pension and other postretirement plans

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2014. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

•	Our Business

•	Performance Highlights

•	Critical Accounting Estimates

•	Results of Operations, consolidated and by segment

•	Analysis of Financial Condition, including discussion of market risks of financial instruments

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

OUR BUSINESS

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Aflac U.S. also markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.

PERFORMANCE HIGHLIGHTS

Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at December 31, 2014 was 120.55, or 12.6% weaker than the December 31, 2013 spot yen/dollar exchange rate of 105.39. The weighted-average yen/dollar exchange rate for the year ended December 31, 2014 was 105.46, or 7.5% weaker than the weighted-average yen/dollar exchange rate of 97.54 for the same period in 2013.

Reflecting the weaker yen/dollar exchange rate, total revenues were down 5.1% to $22.7 billion in 2014, compared with $23.9 billion in 2013. Net earnings in 2014 were $3.0 billion, or $6.50 per diluted share, compared with $3.2 billion, or $6.76 per diluted share, in 2013.

Results for 2014 included pretax net realized investment gains of $215 million ($140 million after-tax), compared with net realized investment gains of $399 million ($259 million after-tax) in 2013. Net investment gains in 2014 consisted of $31 million ($20 million after-tax) of other-than-temporary impairment losses; $215 million of net gains ($140 million after-tax) from the sale or redemption of securities; and $31 million of net gains ($20 million after-tax) from valuing derivatives. Shareholders' equity included a net unrealized gain on investment securities and derivatives of $4.7 billion at December 31, 2014, compared with a net unrealized gain of $1.0 billion at December 31, 2013.

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. In October 2014, the Parent Company and Aflac entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. For further information regarding these transactions, see Note 9 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

We repurchased 19.7 million shares of our common stock in the open market for $1.2 billion under our share repurchase program in 2014, compared with 13.2 million shares repurchased in 2013.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of our assets and 73% of our liabilities are reported as of December 31, 2014, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac's investments in debt, perpetual and equity securities include both publicly issued and privately issued securities. For publicly issued securities, we determine the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities within our investment portfolio, a third party pricing vendor has developed valuation models to determine fair values. For the remaining privately issued securities, we use non-binding price quotes from outside brokers. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of distressed investments, the determination of fair value if not publicly traded and the assessment of whether a decline is other than temporary involve significant management judgment.

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

Our derivative activities include foreign currency, interest rate and credit default swaps in variable interest entities (VIEs) that are consolidated; foreign currency swaps associated with certain senior notes and our subordinated debentures; foreign currency forwards and options used in hedging foreign exchange risk and options on interest rate swaps (or interest rate swaptions) used in hedging interest rate risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency forwards and options used to hedge certain portions of forecasted cash flows denominated in yen. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. With the exception of the derivatives associated with our VIE investments, the fair values of the derivatives referenced above are based on the amounts we would expect to receive or pay to terminate the derivatives. For derivatives associated with VIEs where we are the primary beneficiary, we receive valuations from a third party pricing vendor.

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

We measure the adequacy of our policy reserves and recoverability of DAC annually by performing gross premium valuations on our business. Our testing indicates that our insurance liabilities are adequate and that our DAC is recoverable.

Deferred Policy Acquisition Costs

Certain costs of acquiring new business are deferred and amortized over the policy's premium payment period in proportion to anticipated premium income. Future amortization of DAC is based upon our estimates of persistency, interest and future premium revenue generally established at the time of policy issuance. However, the unamortized balance of DAC reflects actual persistency. See Note 6 of the Notes to the Consolidated Financial Statements for a detail of the DAC activity for the past two years.

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.
Policy Liabilities

(In millions)	2014	2013
Japan segment:
Future policy benefits	$57,916	$61,780
Unpaid policy claims	2,120	2,342
Other policy liabilities	14,539	16,180
Total Japan policy liabilities	$74,575	$80,302
U.S. segment:
Future policy benefits	$7,728	$7,354
Unpaid policy claims	1,511	1,421
Other policy liabilities	117	323
Total U.S. policy liabilities	$9,356	$9,098
Consolidated:
Future policy benefits	$65,646	$69,136
Unpaid policy claims	3,630	3,763
Other policy liabilities	14,657	16,503
Total consolidated policy liabilities	$83,933	$89,402

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 78% and 4% of total policy liabilities as of December 31, 2014, respectively.

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

For Aflac Japan, our review in 2014 and 2013 indicated no need to strengthen liabilities associated with policies in Japan. Our review in 2012 indicated that we needed to strengthen the liability associated primarily with a block of care policies and closed block of dementia policies in Japan, primarily due to low investment yields. We strengthened our future policy benefits liability by $81 million in 2012 as a result of this review.

For Aflac U.S., our review in 2014 indicated no need to strengthen liabilities associated with policies in the United States. Our review in 2013 and 2012 indicated that we needed to strengthen the liability associated primarily with long-term care in the United States. We strengthened our future policy benefits liability by $20 million in both 2013 and 2012 as a result of this review.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2014	2013	2012
Aflac U.S.	$7,728	$7,354	$6,931
Growth rate	5.1%	6.1%	6.9%
Aflac Japan	$57,916	$61,780	$69,530
Growth rate	(6.3)%	(11.1)%	(4.5)%
Consolidated	$65,646	$69,136	$76,463
Growth rate	(5.0)%	(9.6)%	(3.6)%
Yen/dollar exchange rate (end of period)	120.55	105.39	86.58
Aflac Japan (in yen)	6,982	6,511	6,020
Growth rate	7.2%	8.2%	6.4%

As of December 31, 2014, the decrease in total consolidated future policy benefits liability in dollars was primarily driven by the weakening of the yen against the U.S. dollar, compared with December 31, 2013. The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of our in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2014, to changes in severity and frequency of claims.
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$23	$47	$70	$94
Increase by 1%	(23)	0	23	47	70
Unchanged	(46)	(23)	0	23	47
Decrease by 1%	(68)	(46)	(23)	0	23
Decrease by 2%	(91)	(68)	(46)	(23)	0

Other policy liabilities, which accounted for 18% of total policy liabilities as of December 31, 2014, consisted primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 47% and 53% of the December 31, 2014 and

2013 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

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

Interest rates and credit spreads in both the United States and Japan are not the only factors that impact the Company’s unrealized gain/loss position and the evaluation of a need for a valuation allowance on the Company’s deferred tax asset, but they do have a direct and significant effect on both. Based on our methodology described above for evaluating the need for a valuation allowance, we have determined that it is more likely than not that our deferred tax assets will be realized in the future, therefore we have not recorded a valuation allowance as of December 31, 2014.

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

Aflac defines operating earnings (a non-GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable but excludes items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, and derivative and hedging activities; nonrecurring items; and other non-operating income (loss) from net earnings. Aflac's derivative activities are primarily used to hedge foreign exchange and interest rate risk in our investment portfolio as well as manage foreign exchange risk for certain notes payable and forecasted cash flows denominated in yen. Our management uses operating earnings to evaluate the financial performance of Aflac’s insurance operations because realized gains and losses from securities transactions, impairments, and derivative and hedging activities, as well as other and nonrecurring items, tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with the Company’s insurance operations, and therefore may obscure the underlying fundamentals and trends in Aflac’s insurance operations.

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share for the years ended December 31.
Reconciliation of Operating Earnings to Net Earnings

	In Millions					Per Diluted Share
	2014		2013		2012	2014	2013	2012
Operating earnings	$2,797		$2,887		$3,097	$6.16	$6.18	$6.60
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	119		41		(326)	.26	.09	(.69)
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(24)		(17)		(5)	(.05)	(.04)	(.01)
Other derivative and hedging activities	16	(1)	229	(1)	105.03		.49	.22
Other and non-recurring income (loss)	43		18		(5)	.10	.04	(.01)
Net earnings	$2,951		$3,158		$2,866	$6.50	$6.76	$6.11
(1) Excludes a gain of $28 and $6, after tax, in 2014 and 2013, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses
Our investment strategy is to invest in fixed-income securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

Securities Transactions and Impairments

During 2014, we realized pretax investment gains, net of losses, of $215 million ($140 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from gains on sales of JGBs and our U.S. Treasury holdings, currency gains from transactions by our externally managed portfolio of U.S. dollar-denominated bank loans, and assorted other bond sales and calls. We realized pretax investment losses of $31 million ($20 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

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

During 2012, we realized pretax investment gains, net of losses, of $474 million ($309 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from sales of JGBs in a bond-swap program in the third quarter of 2012 and sales resulting from our efforts to reduce risk exposure in our investment portfolio. We realized pretax investment losses of $977 million ($635 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment activities.

The following table details our pretax impairment losses by investment category for the years ended December 31.

(In millions)	2014	2013	2012
Perpetual securities	$0	$70	$243
Corporate bonds	31	102	345
Mortgage- and asset-backed securities	0	0	3
Sovereign and supranational	0	26	386
Equity securities	0	1	0
Total other-than-temporary impairment losses realized (1)	$31	$199	$977
(1) Includes $45 and $597 for the years ended December 31, 2013 and 2012, respectively, for credit-related impairments;
$26 and $27 for the years ended December 31, 2013 and 2012, respectively, for impairments due to severity and duration of decline in fair value; and $31, $128 and $353 for the years ended December 31, 2014, 2013 and 2012, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps, credit default swaps and interest rate swaps in VIEs that are consolidated; foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During 2014, we realized pretax investment gains, net of losses, of $31 million ($20 million after-tax), compared with pretax investment gains, net of losses, of $336 million ($218 million after-tax) in 2013 and pretax investment gains, net of losses, of $154 million ($100 million after-tax) in 2012 as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.3% in 2014, 34.4% in 2013 and 33.4% in 2012. The lower effective income tax rate for 2012 reflected the favorable outcome of a routine tax exam for the years 2008 and 2009, which reduced income tax expense by $29.5 million. Total income taxes were $1.5 billion in 2014, compared with $1.7 billion in 2013 and $1.4 billion in 2012. Japanese income taxes on Aflac Japan's results account for most of our consolidated income tax expense. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Earnings Guidance

Our original objective for 2014 was to increase operating earnings per diluted share by 2% to 5% over 2013, and we revised the objective during the year to a 3% to 4% increase, excluding the effect of foreign currency translation. We reported 2014 net earnings per diluted share of $6.50. Adjusting that number for after-tax realized investment gains ($.24 per diluted share), other non-operating income ($.10 per diluted share), and foreign currency translation (an expense of $.26 per diluted share), we finished the year at the high end of our revised objective with a 3.9% increase in operating earnings per diluted share.

Earnings growth from 2014 will create tough comparisons in 2015. Our objective for 2015 is to increase operating earnings per diluted share by 2% to 7% over 2014, excluding the effect of foreign currency translation. Interest rates in both Japan and the United States are at historic lows, with cash flows to investments being lower in 2015 than in prior years. The progression of the benefit ratios in Japan and the United States, which have seen favorable trends in 2014, could also have a significant impact on our results. If we achieve our objective for 2015, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2015 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2014			Yen Impact
100	$6.47 - 6.77	5.0	-	9.9%	$.18
105.46(2)	6.29 - 6.59	2.1	-	7.0	.00
115	6.01 - 6.31	(2.4)	-	2.4	(.28)
125	5.77 - 6.07	(6.3)	-	(1.5)	(.52)
135	5.56 - 5.86	(9.7)	-	(4.9)	(.73)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and other non-operating income (loss) in 2015 and 2014
(2)Actual 2014 weighted-average exchange rate
INSURANCE OPERATIONS
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

Aflac Japan Summary of Operating Results

(In millions)	2014	2013	2012
Net premium income	$13,861	$14,982	$17,151
Net investment income:
Yen-denominated investment income	1,429	1,497	1,902
Dollar-denominated investment income	1,233	1,154	943
Net investment income	2,662	2,651	2,845
Other income (loss)	32	55	57
Total operating revenues	16,555	17,688	20,053
Benefits and claims, net	10,084	10,924	12,496
Operating expenses:
Amortization of deferred policy acquisition costs	649	641	716
Insurance commissions	845	944	1,174
Insurance and other expenses	1,519	1,551	1,763
Total operating expenses	3,013	3,136	3,653
Total benefits and expenses	13,097	14,060	16,149
Pretax operating earnings(1)	$3,458	$3,628	$3,904
Weighted-average yen/dollar exchange rate	105.46	97.54	79.81

	In Dollars			In Yen
Percentage change over previous period:	2014	2013	2012	2014	2013	2012
Net premium income	(7.5)%	(12.7)%	9.8%	.1%	6.8%	9.9%
Net investment income	.4	(6.8)	5.8	8.8	13.9	6.1
Total operating revenues	(6.4)	(11.8)	9.3	1.3	7.8	9.4
Pretax operating earnings(1)	(4.7)	(7.1)	2.0	3.1	13.6	2.0
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The relatively small change in premium income in yen for 2014 was influenced by the impact of weak first sector sales in 2014 and 2013 in addition to premiums ceded in the 2014 and 2013 reinsurance transactions. Annualized premiums in force at December 31, 2014, were 1.59 trillion yen, compared with 1.57 trillion yen in 2013 and 1.49 trillion yen in 2012. The increases in annualized premiums in force in yen of 1.7% in 2014, 5.0% in 2013 and 11.1% in 2012 reflect the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.2 billion in 2014, $14.9 billion in 2013, and $17.2 billion in 2012.

Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 46% of Aflac Japan's investment income in 2014, compared with 44% in 2013 and 33% in 2012. This percentage increase in 2014 and 2013 is due to our higher allocation to U.S. dollar-denominated investments. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the respective prior year, dollar-denominated investment income accounted for approximately 44% of Aflac Japan's investment income during 2014, compared with 39% in 2013 and 33% in 2012.

The following table illustrates the effect of translating Aflac Japan's dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2014	2013	2012	2014	2013	2012
Net investment income	8.8%	13.9%	6.1%	4.8%	4.7%	5.9%
Total operating revenues	1.3	7.8	9.4	.7	6.4	9.3
Pretax operating earnings(1)	3.1	13.6	2.0	.3	7.0	1.7
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2014	2013	2012
Benefits and claims, net	60.9%	61.7%	62.3%
Operating expenses:
Amortization of deferred policy acquisition costs	3.9	3.6	3.6
Insurance commissions	5.1	5.3	5.9
Insurance and other expenses	9.2	8.9	8.7
Total operating expenses	18.2	17.8	18.2
Pretax operating earnings(1)	20.9	20.5	19.5
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In 2014, the benefit ratio decreased compared with 2013, reflecting lower incurred claims which are offsetting the mix of in-force shift to first sector products. In addition, the reinsurance agreements that we entered into at the end of third quarter 2013 and the beginning of fourth quarter 2014 reduced the benefit ratio by approximately 50 basis points in 2014. The benefit ratio has also been influenced by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk subsection of this MD&A). In 2014, the operating expense ratio increased primarily due to the change in the mix of business for new sales. In total, the pretax operating profit margin improved in 2014, compared with 2013. For 2015, we anticipate the pretax operating profit margin to be comparable with the 2013 and 2014 levels.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2014	2013	2012	2014	2013	2012
New annualized premium sales	$1,080	$1,539	$2,641	114.5	149.3	210.6
Increase (decrease) over prior period	(29.8)%	(41.7)%	30.3%	(23.3)%	(29.1)%	30.8%

The following table details the contributions to new annualized premium sales by major insurance product for the years ended December 31.

	2014	2013	2012
Medical	31.8%	27.9%	17.5%
Cancer	30.3	17.0	13.1
Ordinary life:
Child endowment	10.2	11.7	11.6
WAYS	14.0	27.5	44.9
Other ordinary life	8.3	10.3	8.5
Other	5.4	5.6	4.4
Total	100.0%	100.0%	100.0%

The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 6.1% in 2014, compared with the same period in 2013, achieving the high end of our 2% to 7% sales target. We have been focusing more on promotion of our cancer and medical products following the repricing of our first sector life products in April 2013. In September 2014, Aflac Japan introduced a new product called New Cancer DAYS which provides enhanced coverage, including outpatient treatments and multiple cancer occurrence benefits. At the same time, premiums for this product have been lowered for most ages compared to prior plans. Cancer insurance sales were up 176% for the fourth quarter of 2014, compared with 2013, reflecting a favorable response to the new cancer product and the advertising to promote it. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

Aflac Japan's first sector product sales were down 47.3% in 2014, compared with 2013. We expect that for 2015, the sale of first sector products will continue to be down in comparison to 2014, as our focus remains on less interest-sensitive third sector products.
At December 31, 2014, we had agreements to sell our products at 371 banks, or more than 90% of the total number of banks in Japan. We believe we have significantly more banks selling our supplemental health insurance products than any other insurer operating in Japan. As expected, sales of the first sector WAYS product declined sharply in 2014, leading to a 47.3% decline in bank channel sales, compared with 2013. Bank channel sales accounted for 21.5% of new annualized premium sales in 2014 for Aflac Japan, compared with 31.3% in 2013.

We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 76.1% of total new annualized premium sales for Aflac Japan in 2014. In 2014, we recruited more than 900 new sales agencies. At December 31, 2014, Aflac Japan was represented by approximately 14,500 sales agencies and more than 121,100 licensed sales associates employed by those agencies.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding a partnership that was established in 2008 (see Japanese Regulatory Environment). At the end of June 2014, Japan Post Insurance (Kampo) received FSA regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October 1, 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and Japan Post intends to further expand the number of post offices that offer Aflac's cancer products to 20,000 postal outlets by the end of first quarter 2016. We believe this alliance with Japan Post will further benefit our cancer insurance sales.

We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2015 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Although we have experienced a decline in sales from our traditional channels, we believe they have been, and remain, key to our success. We have developed partnerships with new channels to help offset this decline and increase our overall sales growth. These channels include Japan Post, and we are making steady progress with our sales through postal outlets. In 2015, we believe that third sector sales will average a 15% increase for the first nine months of the year. However, we believe sales of third sector products in the fourth quarter of 2015 could be down in comparative percentage terms, given the difficult prior year comparisons.

Japanese Economy
The Bank of Japan's January 2015 Monthly Report of Recent Economic and Financial Developments stated the following about the Japanese economy. Japan's economy continues to recover moderately. Public investment has plateaued at a high level while housing investment, which continued to decline following the consumption tax hike, has recently started to bottom out. Private consumption has remained resilient due to steady improvement in employment and income. The report projected that Japan's economy is expected to recover moderately, and the effects such as those of the decline in demand following the consumption tax hike are expected to dissipate. Exports are expected to increase moderately due to the improving overseas economies. As for domestic demand, public investment is expected to flatten at a high level and subsequently begin to decline moderately. Private consumption is expected to remain resilient due to steady improvement in employment and income, and the effects of the decline in demand following the consumption tax hike are expected to dissipate gradually. Housing investment is projected to gradually regain its resilience as well.

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

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on dollar-denominated investment income, and other factors. Aflac Japan has historically invested primarily in Japan Government Bonds (JGBs) and privately issued securities. Privately issued securities generally have higher yields than those available on JGBs and other publicly traded debt instruments. All of the privately issued securities we have purchased were rated investment grade at the time of purchase. These securities were generally either privately negotiated arrangements or were issued with documentation consistent with standard medium-term note programs. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of our notes.

In order to address our challenge of investing in Japan's low-interest-rate environment and reduce the proportion of privately issued securities in our overall portfolio, we have invested in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and have entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. We started this program as part of our strategic review of portfolio allocation, maintain it as part of our on-going portfolio allocation, and will allocate new money into the program based on multiple factors including market conditions, overall portfolio make-up, investment alternatives, needs of the business, and other factors.

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, securities lending, and other securities transactions. Securities lending is also used from time to time to accelerate the availability of funds for investment. Aflac Japan purchased debt security investments at an aggregate acquisition cost of approximately 1.0 trillion yen in 2014 (approximately $10.0 billion), 2.5 trillion yen in 2013 (approximately $25.4 billion) and 2.7 trillion yen in 2012 (approximately $34.4 billion).

The following table presents the composition of debt security purchases for Aflac Japan by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2014	2013	2012
Debt security purchases, at cost:
Banks/financial institutions	.4%	.4%	2.3%
Government and agencies	74.1	76.2	73.8
Municipalities	1.0	.0	.0
Public utilities	2.6	3.3	3.4
Sovereign and supranational	.0	.0	.1
Other corporate	21.9	20.1	20.4
Total	100.0%	100.0%	100.0%
Given the volatility in the U.S. interest rate environment, Aflac Japan did not purchase any additional U.S. dollar-denominated fixed maturities as part of the program discussed above during the last six months of 2013. However, we did resume purchasing investment-grade U.S. dollar-denominated securities during 2014. Despite resuming the purchase of U.S. dollar-denominated investments, which generally yield more than JGBs, we experienced an overall decrease in the new money yield in 2014, compared to 2013. Although we allocated some cash to U.S. dollar-denominated investments, a significant portion of our investable cash flow during this period was allocated to the purchase of JGBs and, within our U.S. dollar securities allocation, a sizable purchase of U.S. Treasury securities, which were sold in the fourth quarter of 2014.

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

The distributions by credit rating of Aflac Japan's purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2014	2013	2012
AAA	7.7%	.3%	.3%
AA	78.6	77.7	74.9
A	5.4	10.9	8.5
BBB	6.6	9.4	15.1
BB or Lower	1.7	1.7	1.2
Total	100.0%	100.0%	100.0%

Purchases of securities are determined through an evaluation of multiple factors including credit risk, relative pricing and return potential of the security, liquidity of the instrument, broad business and portfolio considerations, and other market based and company specific factors. The large increase in AAA rated purchases in 2014 resulted from our decision to allocate part of our U.S. dollar securities allocation to U.S. Treasuries, in addition to our purchases of investment-grade corporate bonds. Higher purchases of AA rated securities in 2014 and 2013 compared with 2012 were primarily due to additional purchases of JGBs. The increase in purchases of A rated securities in 2013 and BBB rated securities in 2012 was related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed above. The purchases of BB or lower rated securities during 2014, 2013 and 2012 were related to a program that we initiated in 2011 to invest in senior secured bank loans to U.S. and

Canadian corporate borrowers, most of which have below-investment-grade ratings. For more information on this program, see the Credit Risk subsection of this MD&A.

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2014(1)	2013(1)	2012(1)
New money yield	2.16%	2.48%	2.40%
Return on average invested assets, net of investment expenses	2.80	2.86	2.89
Portfolio book yield, including dollar-denominated investments, end of period	2.83	2.80	2.87
(1) Yields are reported before the cost of the foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-traded corporate bonds.

The decline in the Aflac Japan new money yield is primarily due to the allocation to lower yielding JGBs and the allocation from U.S. Corporate bonds to U.S. Treasuries for a period in 2014, given Aflac’s view on the relative value of credit investments at that time.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac Japan ($85.1 billion in 2014 and $93.6 billion in 2013) as of December 31.

Composition of Portfolio by Sector

	2014	2013
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	13.2%	14.3%
Government and agencies	43.9	45.3
Municipalities	.8	.7
Public utilities	9.3	9.7
Sovereign and supranational	4.1	4.4
Mortgage- and asset-backed securities	.5	.7
Other corporate(2)	26.0	24.1
Total debt and perpetual securities	97.8	99.2
Equity securities and other	.2	.2
Cash and cash equivalents	2.0	.6
Total investments and cash	100.0%	100.0%
(1)Includes 2.6% and 2.9% of perpetual securities at December 31, 2014 and 2013, respectively
(2)Includes .2% of perpetual securities at December 31, 2014 and 2013

Our highest sector concentration is in government and agencies, with investments consisting primarily of JGBs. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Yen-denominated debt and perpetual securities accounted for 75.7% of Aflac Japan's total debt and perpetual securities at December 31, 2014, compared with 78.3% at December 31, 2013, at amortized cost.

The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.2%	1.4%	1.4%
AA	5.3	5.4	51.3	52.2
A	66.4	67.4	20.7	20.9
BBB	23.0	22.0	22.5	21.6
BB or lower	4.0	4.0	4.1	3.9
Total	100.0%	100.0%	100.0%	100.0%
The significant shift of investments rated AA to A is due to the downgrade of our investment in JGBs from AA to A during the fourth quarter of 2014.

The overall credit quality of Aflac Japan's investments remained high. At the end of 2014, 96.0% of Aflac Japan's debt and perpetual securities were rated investment grade, on an amortized cost basis.

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
Aflac U.S. Summary of Operating Results

(In millions)	2014	2013	2012
Premium income	$5,211	$5,153	$4,996
Net investment income	645	632	613
Other income	3	6	19
Total operating revenues	5,859	5,791	5,628
Benefits and claims	2,853	2,889	2,834
Operating expenses:
Amortization of deferred policy acquisition costs	459	433	400
Insurance commissions	590	583	570
Insurance and other expenses	884	848	827
Total operating expenses	1,933	1,864	1,797
Total benefits and expenses	4,786	4,753	4,631
Pretax operating earnings(1)	$1,073	$1,038	$997
Percentage change over previous period:
Premium income	1.1%	3.1%	5.4%
Net investment income	2.1	3.2	4.2
Total operating revenues	1.2	2.9	5.4
Pretax operating earnings(1)	3.3	4.1	10.3
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 1.8% in 2014, 2.2% in 2013 and 5.1% in 2012. Annualized premiums in force at December 31 were $5.7 billion in 2014, compared with $5.6 billion in 2013 and $5.5 billion in 2012.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2014	2013	2012
Benefits and claims	48.7%	49.9%	50.3%
Operating expenses:
Amortization of deferred policy acquisition costs	7.8	7.5	7.1
Insurance commissions	10.1	10.1	10.1
Insurance and other expenses	15.1	14.6	14.8
Total operating expenses	33.0	32.2	32.0
Pretax operating earnings(1)	18.3	17.9	17.7
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio decreased in 2014, compared with 2013, reflecting lower benefit reserve growth from new product designs. The expense ratio increased in 2014, compared with 2013, largely due to increased spending associated with changes in the Aflac U.S. sales structure and increases in amortization of deferred acquisition costs related to changes in business mix. These fluctuations resulted in an overall improvement in the pretax operating profit margin in 2014, compared with 2013. In 2015, we expect the benefit and expense ratios to be relatively stable compared with 2014.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2014	2013	2012
New annualized premium sales	$1,433	$1,424	$1,488
Increase (decrease) over prior period	.7%	(4.3)%	.8%

The following table details the contributions to new annualized premium sales by major insurance product category for the years ended December 31.

	2014	2013	2012
Income-loss protection:
Short-term disability	22.4%	21.2%	20.3%
Life	5.8	5.3	5.4
Asset-loss protection:
Accident	28.1	27.3	29.5
Critical care (1)	21.4	20.8	23.1
Supplemental medical:
Hospital indemnity	16.4	16.9	15.3
Dental/vision	5.9	6.2	6.1
Other	.0	2.3	.3
Total	100.0%	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 3.7%, short-term disability sales increased 6.0%, critical care insurance sales (including cancer insurance) increased 3.9%, and hospital indemnity insurance sales decreased 2.0% in 2014, compared with 2013.
In 2014, our traditional U.S. sales forces included more than 9,300 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.

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
Beginning in the third quarter and continuing into the fourth quarter of 2014, Aflac U.S. implemented tactical initiatives centered around providing competitive compensation to our sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures are designed to more effectively link sales management's success to Aflac's success. For example, we enhanced compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we eliminated the commission-based position of state sales coordinator. To better manage our state operations, we introduced the new position of market director, effective October 1, 2014. Market directors are salaried with the opportunity to earn sales-related bonuses. We expect this position change will enhance performance management and better align compensation with new business results. We believe these changes made to the U.S. sales organization were instrumental in achieving a 14.1% sales increase during the fourth quarter of 2014, driving full-year 2014 Aflac U.S. sales up .7% which exceeded our most recent sales expectation for the year.
With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac's voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for our products remains very strong, and we continue to work on enhancing our distribution capabilities to access employers of all sizes, including initiatives that benefit our field force and the broker community. At the same time, we are seeking opportunities to leverage our brand strength and attractive product portfolio in the evolving health care environment. For 2015, our objective is for Aflac U.S. new annualized premium sales to increase 3% to 7%, with a target of 5%.
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
The Dodd-Frank Act created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 as a Systematically Important Financial Institution (SIFI) in 2014. On December 18, 2014, President Obama signed the

Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. The five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) recently re-proposed for comment their rules regarding collateral for uncleared swaps. If adopted as proposed, such rules may result in increased collateral requirements for Aflac or impose limits on the types of collateral we are permitted to post.
The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. Of the nine recommended areas for direct federal involvement in insurance regulation that are applicable to Aflac, President Obama has signed the National Association of Registered Agents and Brokers Reform Act into law in January 2015, which simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

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

On December 18, 2014, the Federal Reserve announced a second extension to the Volcker Rule conformance period, to give banking entities until July 21, 2016, to conform investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013 (legacy covered funds). The Federal Reserve also announced its intention to act in the future to grant banking entities an additional one-year extension of the conformance period until July 21, 2017, to conform ownership interests in and relationships with these legacy covered funds. The Federal Reserve did not act to extend the conformance period for proprietary trading activities.

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

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, and other securities transactions. Aflac U.S. purchased debt security investments at an aggregate acquisition cost of approximately $1.1 billion in 2014, compared with $1.4 billion in 2013 and $1.5 billion in 2012. The following table presents the composition of debt security purchases for Aflac U.S. by sector, as a percentage of acquisition cost, for the years ended December 31.
Composition of Purchases by Sector

	2014	2013	2012
Debt security purchases, at cost:
Banks/financial institutions	3.3%	4.8%	8.5%
Government and agencies	1.0	.1	4.7
Municipalities	.1	.0	.8
Public utilities	14.8	11.9	23.5
Sovereign and supranational	.2	.0	.9
Mortgage- and asset-backed securities	5.0	4.5	.0
Other corporate	75.6	78.7	61.6
Total	100.0%	100.0%	100.0%
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

The distributions by credit rating of Aflac's U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2014	2013	2012
AAA	.0%	.6%	4.3%
AA	8.0	5.1	9.1
A	50.8	46.2	51.4
BBB	41.2	48.1	35.2
Total	100.0%	100.0%	100.0%

Purchases of securities are determined through an evaluation of multiple factors including credit risk, relative pricing and return potential of the security, liquidity of the instrument, broad business and portfolio considerations, and other market based and company specific factors.

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2014	2013	2012
New money yield	4.32%	4.06%	3.96%
Return on average invested assets, net of investment expenses	5.46	5.70	6.25
Portfolio book yield, end of period	5.89	6.01	6.28

The increase in the Aflac U.S. new money yield in 2014 is primarily due to the differential in interest rates between intermediate and longer duration bonds during much of the year, and wider credit spreads later in the year.

The following table presents the composition of total investments by sector, at amortized cost, and cash for Aflac U.S. ($12.7 billion in 2014 and $12.0 billion in 2013) as of December 31.

Composition of Portfolio by Sector

	2014	2013
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	12.0%	14.2%
Government and agencies	.7	.7
Municipalities	5.6	5.9
Public utilities	17.0	16.7
Sovereign and supranational	1.6	1.8
Mortgage- and asset-backed securities	.3	.3
Other corporate	52.5	53.6
Total debt and perpetual securities	89.7	93.2
Equity securities and other	.1	.0
Cash and cash equivalents	10.2	6.8
Total investments and cash	100.0%	100.0%
(1)Includes .4% and .9% of perpetual securities at December 31, 2014 and 2013, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	.9%	1.0%	1.0%
AA	8.1	8.4	8.4	8.9
A	47.8	48.8	45.9	46.4
BBB	39.8	38.7	40.7	39.9
BB or lower	3.3	3.2	4.0	3.8
Total	100.0%	100.0%	100.0%	100.0%

The overall credit quality of Aflac U.S. investments remained high. At the end of 2014, 96.7% of Aflac U.S. debt and perpetual securities were rated investment grade, on an amortized cost basis. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, and facilities expenses. Corporate expenses, excluding investment income, were $91 million in 2014, $79 million in 2013 and $76 million in 2012. Investment income included in reported corporate expenses was $13 million in 2014, $11 million in 2013 and $20 million in 2012.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2014, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2013.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	120.55		105.39
Investments and cash	$107,341	$(9,567)	$116,908
Deferred policy acquisition costs	8,273	(750)	9,023
Total assets	119,767	(10,706)	130,473
Policy liabilities	83,933	(10,727)	94,660
Total liabilities	101,420	(12,024)	113,444
(1)The exchange rate at December 31, 2014, was 120.55 yen to one dollar, or 12.6% weaker than the December 31, 2013, exchange rate of 105.39.

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

The following table details investment securities by segment as of December 31.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2014	2013	2014		2013
Securities available for sale, at fair value:
Fixed maturities	$52,196	$46,448	$12,940	(1)	$11,290	(1)
Perpetual securities	2,609	2,839	60		108
Equity securities	23	21	5		0
Total available for sale	54,828	49,308	13,005		11,398
Securities held to maturity, at amortized cost:
Fixed maturities	34,242	44,415	0		0
Total held to maturity	34,242	44,415	0		0
Total investment securities	$89,070	$93,723	$13,005		$11,398
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $437 in 2014 and $332 in
2013.

Because we invest in fixed-income securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.

Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $63.1 billion, at amortized cost, at December 31, 2014. However, Aflac Japan also owns dollar-denominated securities of $13.2 billion, at amortized cost, whose fair value is hedged against currency risk as well as $7.0 billion of securities, at amortized cost, that are not hedged as of December 31, 2014. Due to this investment allocation, yen-denominated investment income accounted for 54% of Aflac Japan's investment income in 2014, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.
We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan in July 2014 and December 2014, we had foreign exchange forwards and options as part of a hedging strategy on 52.5 billion yen and 50.0 billion yen, respectively. As of December 31, 2014, we had foreign exchange forwards to hedge foreign exchange risk on 157.5 billion yen of future profit repatriation from Aflac Japan.
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 28 before the yield on these instruments would equal that of a comparable JGB instrument.
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

(In millions)	2014			2013
Yen/dollar exchange rates	105.55	120.55(1)	135.55	90.39	105.39(1)	120.39
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$32,178	$28,174	$25,056	$27,893	$23,923	$20,942
Fixed maturities - consolidated variable interest entities(3)	1,273	1,114	992	2,419	2,075	1,816
Perpetual securities	2,458	2,153	1,914	2,734	2,345	2,053
Perpetual securities - consolidated variable interest entities(3)	390	341	304	443	380	333
Equity securities	19	17	15	20	17	15
Securities held to maturity:
Fixed maturities	39,013	34,159	30,379	51,509	44,178	38,673
Fixed maturities - consolidated variable interest entities(3)	95	83	74	277	237	208
Cash and cash equivalents	370	324	288	479	411	360
Derivatives	596	802	1,266	1,467	488	737
Other financial instruments	159	139	124	166	143	125
Subtotal	76,551	67,306	60,412	87,407	74,197	65,262
Liabilities:
Notes payable	372	325	290	814	699	611
Derivatives	992	2,423	3,881	489	837	2,504
Subtotal	1,364	2,748	4,171	1,303	1,536	3,115
Net yen-denominated financial instruments	75,187	64,558	56,241	86,104	72,661	62,147
Other yen-denominated assets	8,212	7,190	6,394	9,327	8,000	7,003
Other yen-denominated liabilities	92,902	81,342	72,341	104,704	89,801	78,613
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,503)	$(9,594)	$(9,706)	$(9,273)	$(9,140)	$(9,463)
(1) Actual period-end exchange rate
(2) Does not include the U.S. dollar-denominated corporate bonds for which we have entered into foreign currency forwards as discussed in the Aflac Japan Investment subsection of MD&A
(3) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs

We are required to consolidate certain VIEs. Some of the consolidated VIEs in Aflac Japan's portfolio use foreign currency swaps to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Prior to consolidation, our beneficial interest in these VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation, the original yen-denominated investment was derecognized and the underlying fixed-maturity or perpetual securities and cross-currency swaps were recognized. The combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment and has no impact on our net investment hedge position.

Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards and options that we have entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan for net investment hedge purposes.

For additional information regarding our Aflac Japan net investment hedge, see the Hedging Activities subsection of MD&A.

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We monitor our investment portfolio on a quarterly basis utilizing a full valuation methodology, measuring price volatility, and sensitivity of the fair values of our investments to interest rate changes on the debt and perpetual securities we own. For example, if the current duration of a debt security or perpetual security is 10, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security or perpetual security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of debt and perpetual securities we own; derivatives, excluding credit default swaps, and notes payable as of December 31 follows:
Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2014		2013
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$67,785	$58,596	$71,844	$62,708
Dollar-denominated	36,285	32,865	32,072	29,061
Perpetual securities:
Yen-denominated	2,494	2,304	2,725	2,524
Dollar-denominated	175	168	222	212
Total debt and perpetual securities	$106,739	$93,933	$106,863	$94,505
Derivatives	$802	$692	$487	$809
Liabilities:
Notes payable(1)	$5,835	$5,450	$5,241	$4,908
Derivatives	2,423	2,101	833	800
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

(In years)	2014	2013
Yen-denominated debt and perpetual securities	13	13
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2014	2013
Dollar-denominated debt and perpetual securities	11	10
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2014			2013			2012
	U.S.	Japan		U.S.	Japan		U.S.	Japan(1)
Policies issued during year:
Required interest on policy reserves	3.65%	1.87%	(1)	3.65%	2.00%	(1)	3.75%	2.00%
New money yield on investments	4.16	2.09		3.93	2.40		3.90	2.24
Policies in force at year-end:
Required interest on policy reserves	5.69	3.76	(1)	5.84	3.91	(1)	5.95	4.00
Portfolio book yield, end of period	5.73	2.76		5.88	2.72		6.22	2.83
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products and investment income from the dollar-denominated investment portfolio

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 2.09%. These securities total $1.2 billion at amortized cost and have an average yield of 4.16%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.
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

Interest rate swaptions are options on interest rate swaps. We have entered into interest rate collars, combinations of two swaption positions, in order to hedge certain dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. We have used collars to protect against significant changes in the fair value associated with interest rate changes of our dollar-denominated available-for-sale securities. In order to minimize cost, we set the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg’.

Periodically, depending on general economic conditions, we may enter into other derivative transactions to hedge interest rate risk.

For further information on our interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	2014	2013	2012
AAA	7.6%	.6%	.5%
AA	74.5	74.2	72.1
A	8.0	12.6	10.3
BBB	8.3	11.0	15.9
BB or lower	1.6	1.6	1.2
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. The increase in purchases of AAA rated securities during 2014 was due to the purchase of U.S. Treasury securities in the Aflac Japan portfolio. The increase in purchases of AA rated securities in 2014 and 2013 was primarily due to the purchase of JGBs. The relatively higher purchases of A rated securities in 2013 and BBB rated securities in 2012 were related primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio as discussed further in the Results of Operations - Aflac Japan Segment section of this MD&A. The purchases of BB or lower rated securities in 2014, 2013 and 2012 were for a program to invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:
Composition of Portfolio by Credit Rating

	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.3%	1.4%	1.4%
AA	5.7	5.8	46.7	47.5
A	64.1	65.1	23.4	23.7
BBB	25.0	23.9	24.4	23.6
BB or lower	3.9	3.9	4.1	3.8
Total	100.0%	100.0%	100.0%	100.0%

The significant shift of investments rated AA to A is due to the downgrade of Aflac Japan's investment in JGBs from AA to A during the fourth quarter of 2014. As of December 31, 2014, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at December 31, 2014 and 2013. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities as of December 31.
Subordination Distribution of Debt and Perpetual Securities

	2014		2013
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$89,308	93.9%	$97,165	93.5%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	2,751	2.9	3,156	3.1
Tier I(1)	131	.1	139	.1
Surplus notes	301	.3	330	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.1	51	.0
Total fixed maturities	3,319	3.5	3,761	3.6
Perpetual securities (economic maturity date):
Upper Tier II	1,554	1.6	1,920	1.9
Tier I	703	.8	858	.8
Other subordinated - non-banks	183	.2	209	.2
Total perpetual securities	2,440	2.6	2,987	2.9
Total debt and perpetual securities	$95,067	100.0%	$103,913	100.0%
(1)Includes trust preferred securities

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

One of our largest sector concentrations as of December 31, 2014, was banks and financial institutions. Approximately 14% and 15% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at December 31, 2014 and 2013, respectively. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at December 31, 2014, based on amortized cost, was: Europe, excluding the United Kingdom (29%); United States (27%); Australia (8%); Japan (8%); United Kingdom (9%); and other (19%).

Our 20 largest global investment exposures as of December 31, 2014, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$37,021	38.94%	Senior	A1	AA-	A+
Republic of South Africa	498.52	Senior	Baa2	BBB-	BBB
Bank of America NA	377.40
Bank of America Corp.	207.22	Senior	Baa2	A-	A
Bank of America Corp.	166.18	Lower Tier II	Baa3	BBB+	BBB+
Bank of America NA	4.00	Senior	A2	A	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	373.39
BTMU Curacao Holdings NV	373.39	Lower Tier II	A2	—	A-
Investcorp SA	357.38
Investcorp Capital Limited	357.38	Senior	Ba2	—	BB
JP Morgan Chase & Co.	336.35
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	295.31	Senior	A3	A	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	A
JPMorgan Chase & Co. (FNBC)	13.01	Senior	Aa1	A+	—
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A2	A	A
Deutsche Bank AG	332.35
Deutsche Postbank AG	199.21	Lower Tier II	Ba1	—	A-
Deutsche Bank Capital Trust II	120.13	Tier I	Ba3	BB	BBB-
Deutsche BK CAP FDG Capital Trust I	13.01	Tier I	Ba3	BB	BBB-
Sumitomo Mitsui Financial Group Inc.	332.35
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	207.22	Upper Tier II	A3	BBB+	—
Sumitomo Mitsui Banking Corporation	83.09	Lower Tier II	A2	A	—
Sumitomo Mitsui Banking Corporation	42.04	Upper Tier II	A3	BBB+	—
National Grid PLC	332.35
National Grid Gas PLC	166.18	Senior	A3	A-	A
National Grid Electricity Transmission PLC	166.17	Senior	A3	A-	A
Telecom Italia SpA	332.35
Telecom Italia Finance SA	166.18	Senior	Ba1	BB+	BBB-
Olivetti Finance NV	166.17	Senior	Ba1	BB+	BBB-
Citigroup Inc.	311.33
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	249.26	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	61.07	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	A-
Banobras	307.32	Senior	A3	BBB+	BBB+
Petroleos Mexicanos (Pemex)	300.32
Pemex Proj FDG Master TR	249.26	Senior	A3	BBB+	BBB+
Pemex Finance LTD	51.06	Senior	A3	A-	A+
Sultanate of Oman	290.31	Senior	A1	A	—
Koninklijke Ahold NV	288.30
Koninklijke Ahold NV	274.28	Senior	Baa3	BBB	BBB
Ahold USA Lease	14.02	Senior	Baa3	BBB	—
Nordea Bank AB	280.29
Nordea Bank AB	213.22	Tier I	Baa3	BBB	BBB+
Nordea Bank Finland	66.07	Upper Tier II	Baa2	—	—
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
German Agency Banks	278.29
Landwirtschaftliche Rentenbank	207.22	Lower Tier II	Aaa	AAA	AAA
KFW	71.07	Senior	Aaa	AAA	AAA
Navient Corp	278.29	Senior	Ba3	BB	BB
AXA	275.29
AXA-UAP	224.24	Upper Tier II	A3	BBB	BBB
AXA	51.05	CC FNB	A3	BBB	BBB
Deutsche Telekom AG	270.28
Deutsche Telekom AG	249.26	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	21.02	Senior	Baa1	BBB+	BBB+
Subtotal	$43,167	45.40%
Total debt and perpetual securities	$95,067	100.00%
(1)JGBs or JGB-backed securities
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

Geographical Exposure

The following table indicates the geographic exposure of our investment portfolio as of December 31.

	2014		2013
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$39,804	41.9%	$45,224	43.5%
United States and Canada	28,884	30.4	28,167	27.1
United Kingdom	3,121	3.3	3,385	3.3
Germany	2,657	2.8	3,070	2.9
France	1,747	1.8	2,085	2.0
Peripheral Eurozone	2,925	3.1	3,365	3.2
Portugal	200.2		230.2
Italy	1,674	1.8	1,914	1.8
Ireland	332.3		410.4
Spain	719.8		811.8
Nordic Region	2,198	2.2	2,564	2.5
Sweden	973	1.0	1,109	1.1
Norway	513.5		641.6
Denmark	332.3		380.4
Finland	380.4		434.4
Other Europe	2,711	2.8	3,313	3.2
Netherlands	1,497	1.6	1,838	1.8
Switzerland	225.2		236.2
Czech Republic	415.4		474.5
Austria	184.2		315.3
Belgium	224.2		254.2
Poland	166.2		196.2
Asia excluding Japan	3,575	3.8	4,163	4.0
Africa and Middle East	2,121	2.2	2,579	2.5
Latin America	2,622	2.8	2,911	2.8
Australia	2,262	2.4	2,594	2.5
All Others	440.5		493.5
Total debt and perpetual securities	$95,067	100.0%	$103,913	100.0%

Investments in European Countries

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have been experiencing a debt crisis. Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments has improved market perception of the situation. Although risks ranging from individual country downgrades to dissolution of the entire union have been greatly reduced and recent economic indicators suggest some improvement, overall economic activity remains subdued throughout the region. As many Eurozone economies struggle with sustainable economic growth following the region’s recent sovereign debt and banking crisis, the ECB has launched a quantitative easing (QE) stimulus program. Throughout the crisis we have taken steps to improve the risk profile of our portfolio by selling certain holdings throughout Europe, including the periphery countries.
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

Some of our peripheral Eurozone fixed income investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness. As of December 31, 2014, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Apart from our direct investments in peripheral Eurozone sovereign debt totaling $262 million, our other exposures as of December 31, 2014 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $491 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.2 billion, core Eurozone1 banks and financial institutions of $2.0 billion, core Eurozone non-banks (excluding sovereigns) of $4.2 billion, core Eurozone sovereigns of $486 million, and non-Eurozone2 holdings throughout the balance of Europe of $5.7 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis that are not possible to measure include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

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

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2014		2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$65,830	$74,190	$69,934	$72,179
Perpetual securities	107	154	117	150
Equity securities	12	19	9	14
Total publicly issued	65,949	74,363	70,060	72,343
Privately issued securities:
Fixed maturities	26,797	29,880	30,992	31,737
Perpetual securities	2,333	2,515	2,870	2,797
Equity securities	7	9	8	7
Total privately issued	29,137	32,404	33,870	34,541
Total investment securities	$95,086	$106,767	$103,930	$106,884
The following table details our privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2014	2013
Privately issued securities as a percentage of total debt and perpetual securities	30.6%	32.6%
Privately issued securities held by Aflac Japan	$26,468	$31,040
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	27.8%	29.9%
Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2014	2013
Privately issued reverse-dual currency securities	$6,196	$7,087
Publicly issued collateral structured as reverse-dual currency securities	1,470	2,348
Total reverse-dual currency securities	$7,666	$9,435
Reverse-dual currency securities as a percentage of total debt and perpetual securities	8.1%	9.1%
(1)Principal payments in yen and interest payments in dollars
Aflac Japan has invested in privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. Most of our privately issued securities were issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants were required.
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

The below-investment-grade securities shown in the following table at December 31 were investment grade at the time of purchase and were subsequently downgraded using the above described methodology.

Below-Investment-Grade Securities(1)

	2014				2013
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Deutsche Bank AG (2)	$378	$332	$354	$22	$ *	$ *	$ *	$ *
Investcorp Capital Limited	357	357	332	(25)	401	401	327	(74)
Telecom Italia SpA	332	332	352	20	380	380	328	(52)
Commerzbank AG (includes Dresdner Bank)	332	213	327	114	380	244	336	92
Republic of Tunisia	307	185	219	34	446	275	284	9
Navient Corp	278	278	178	(100)	314	314	227	(87)
UPM-Kymmene	257	257	251	(6)	294	294	233	(61)
KLM Royal Dutch Airlines (2)	249	183	231	48	285	209	209	0
Barclays Bank PLC (2)	228	148	225	77	64	47	62	15
Bank of Ireland	166	166	125	(41)	190	190	134	(56)
Generalitat de Catalunya	149	55	129	74	171	63	113	50
Energias de Portugal SA (EDP)	118	116	124	8	137	135	142	7
Kommunalkredit Austria	108	84	88	4	*	*	*	*
IKB Deutsche Industriebank AG	108	46	70	24	123	55	55	0
Societe Generale (2)	83	61	67	6	237	212	198	(14)
Alcoa, Inc.	76	77	102	25	*	*	*	*
Tokyo Electric Power Co., Inc.	25	25	26	1	163	164	166	2
Israel Electric Corporation Limited	*	*	*	*	417	316	316	0
Redes Energeticas Nacionais SGPS,S.A. (REN)	*	*	*	*	95	95	89	(6)
Sparebanken Vest (2)	0	0	0	0	60	60	52	(8)
Other Issuers (below $50 million in par value) (3)	336	353	368	15	367	359	354	(5)
Total	$3,887	$3,268	$3,568	$300	$4,524	$3,813	$3,625	$(188)
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
Split-Rated

(In millions)	Amortized Cost	Investment-Grade Status
Deutsche Bank AG(1)	$332	Below Investment Grade
Telecom Italia SpA	332	Below Investment Grade
Commerzbank AG (includes Dresdner Bank)	213	Below Investment Grade
Santander UK PLC (Abbey National) (1)	207	Investment Grade
Bank of Ireland	166	Below Investment Grade
Energias de Portugal SA (EDP)	116	Below Investment Grade
Goldman Sachs Capital I	105	Investment Grade
Barclays Bank PLC (1)	102	Below Investment Grade
Kommunalkredit Austria	84	Below Investment Grade
BNP Paribas Fortis Funding (1)	83	Investment Grade
(1) Includes perpetual security

We invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $501 million at December 31, 2014, compared with $451 million at December 31, 2013, on an amortized cost basis.

Excluding the senior secured bank loans discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.4% of total debt and perpetual securities at December 31, 2014, compared with 3.7% at December 31, 2013, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at December 31, 2014 and 2013 were generally reported as available for sale and carried at fair value.

Split-rated securities, excluding the senior secured bank loan investments discussed above, totaled $2.2 billion as of December 31, 2014, compared with $2.7 billion as of December 31, 2013, and represented 2.3% of total debt and perpetual securities, at amortized cost, at December 31, 2014, compared with 2.6% at December 31, 2013.

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange, interest rate, and/or credit loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have on certain of our senior notes and subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, senior note and subordinated debenture swaps, foreign currency forwards and options, and swaptions is mitigated by collateral posting requirements the counterparty must meet. If collateral posting agreements are not in place, the counterparty risk associated with foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information.

Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of December 31, 2014.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$57,080	$64,125	60.0%	$7,517	$472
Below-investment-grade securities	3,745	4,117	3.9	610	238
Held-to-maturity securities:
Investment-grade securities	34,242	38,497	36.1	4,379	124
Total	$95,067	$106,739	100.0%	$12,506	$834
The following table presents an aging of debt and perpetual securities in an unrealized loss position as of December 31, 2014.
Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$11,136	$472	$2,356	$73	$26	$0	$8,754	$399
Below- investment-grade securities	1,339	238	59	6	3	0	1,277	232
Held-to-maturity securities:
Investment-grade securities	2,638	124	390	4	0	0	2,248	120
Total	$15,113	$834	$2,805	$83	$29	$0	$12,279	$751

The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of December 31, 2014.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$11,136	$472	$11,005	$438	$131	$34	$0	$0
Below- investment-grade securities	1,339	238	903	92	436	146	0	0
Held-to-maturity securities:
Investment-grade securities	2,638	124	2,472	86	166	38	0	0
Total	$15,113	$834	$14,380	$616	$733	$218	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2014.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Navient Corp	BB	$278	$178	$(100)
Bank of Ireland	BB	166	125	(41)
DEPFA Bank PLC	BBB	166	128	(38)
Investcorp Capital Limited	BB	357	332	(25)
Diamond Offshore Drilling Inc.	A	144	122	(22)
AXA (1)	BBB	275	253	(22)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	203	183	(20)
Bank of America Corp	A	377	359	(18)
Republic of Italy	BBB	207	194	(13)
Baker Hughes Inc.	A	118	108	(10)
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

Cash and cash equivalents totaled $4.7 billion, or 4.3% of total investments and cash, as of December 31, 2014, compared with $2.5 billion, or 2.3%, at December 31, 2013. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs

The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2014	2013	% Change
Aflac Japan	$5,211	$5,819	(10.4)%	(1)
Aflac U.S.	3,062	2,979	2.8
Total	$8,273	$8,798	(6.0)%
(1)Aflac Japan’s deferred policy acquisition costs increased 2.4% in yen during the year ended December 31, 2014.

See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of changes to the accounting policy for DAC effective January 1, 2012.

Policy Liabilities

The following table presents policy liabilities by segment for the years ended December 31.

(In millions)	2014	2013	% Change
Aflac Japan	$74,575	$80,302	(7.1)%	(1)
Aflac U.S.	9,356	9,098	2.8
Other	2	2.0
Total	$83,933	$89,402	(6.1)%
(1)Aflac Japan’s policy liabilities increased 6.2% in yen during the year ended December 31, 2014.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on our policy liabilities.

Notes Payable
Notes payable totaled $5.3 billion at December 31, 2014, compared with $4.9 billion at December 31, 2013. In November 2014, the Parent Company issued senior notes totaling $750 million through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes into yen-denominated obligations. We intend to use the net proceeds of the issuance for general corporate purposes, including capital contributions to subsidiaries, if needed. In July 2014, we redeemed 28.7 billion yen of our fixed rate Samurai notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption). See Note 9 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

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

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the years ended December 31, 2014, 2013 and 2012.

The yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of MD&A. As disclosed in that subsection, the consolidation of the underlying assets in certain VIEs requires that we derecognize our yen-denominated investment in the VIE and recognize the underlying fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan. Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards that we have entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of our net investment in Aflac Japan.

The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2014	2013
Aflac Japan net assets	$14,665	$12,315
Aflac Japan unhedged dollar-denominated net assets	(8,672)	(7,621)
Consolidated yen-denominated net assets (liabilities)	$5,993	$4,694

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $1.6 billion as of December 31, 2014 and partially hedged at $1.1 billion as of December 31, 2013.
Cash Flow Hedges

We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of December 31, 2014, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

We had an interest rate swap agreement related to the 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 and redeemed in July 2014. By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We had designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes. This hedge was effective during the years ended December 31, 2014, 2013 and 2012, respectively.
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

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31.
Liquidity Provided by Aflac to Parent Company

(In millions)	2014	2013	2012
Dividends declared or paid by Aflac	$1,473	$962	$0
Management fees paid by Aflac	267	292	249

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

In October 2014, the Parent Company and Aflac entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of December 31, 2014, we did not have any borrowings outstanding under our $100 million credit agreement. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015.

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of March 29, 2018, or the date of termination of the commitments upon an event of default as defined in the agreement. As of December 31, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2014. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2014. We translated our yen-denominated obligations using the December 31, 2014, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.
Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$65,646		$237,568	$7,765	$15,202	$15,204	$199,397
Unpaid policy claims liability (Note 7)(3)	3,630		3,630	2,685	583	214	148
Other policyholders' funds (Note 7)(3)	6,031		9,568	327	335	377	8,529
Long-term debt – principal (Note 9)	5,268		5,271	424	847	850	3,150
Long-term debt – interest (Note 9)	47		3,422	253	468	402	2,299
Cash collateral on loaned securities (Note 3)	2,193		2,193	2,193	0	0	0
Operating service agreements (Note 15)	N/A	(4)	177	126	51	0	0
Operating lease obligations (Note 15)	N/A	(4)	129	55	48	18	8
Capitalized lease obligations (Note 9)	14		14	4	7	3	0
Total contractual obligations	$82,829		$261,972	$13,832	$17,541	$17,068	$213,531
Liabilities for unrecognized tax benefits in the amount of $15 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2014.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $237,568 exceeds the corresponding liability amount of $65,646. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2014	2013	2012
Operating activities	$6,550	$10,547	$14,952
Investing activities	(4,241)	(11,091)	(16,952)
Financing activities	(147)	1,136	1,945
Exchange effect on cash and cash equivalents	(47)	(90)	(153)
Net change in cash and cash equivalents	$2,115	$502	$(208)

Operating Activities

Consolidated cash flow from operations decreased 37.9% in 2014, compared with 2013. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2014	2013	2012
Aflac Japan	$5,711	$9,410	$13,949
Aflac U.S. and other operations	839	1,137	1,003
Total	$6,550	$10,547	$14,952

The decrease in Aflac Japan operating cash flows during 2014 and 2013 was largely due to a decline in the sales of the WAYS product which resulted in a reduced amount of cash received from discounted advance premiums.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2014	2013	2012
Aflac Japan	$(4,129)	$(10,293)	$(15,823)
Aflac U.S. and other operations	(112)	(798)	(1,129)
Total	$(4,241)	$(11,091)	$(16,952)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 6% of the annual average investment portfolio of fixed maturities and perpetual securities available for sale during the year ended December 31, 2014, compared with 16% in 2013 and 15% in 2012. In October 2014, we sold a total of $1.4 billion of U.S. Treasuries, which we had purchased earlier that year for Aflac Japan. In December 2014, we sold $1.0 billion of additional U.S. dollar-denominated assets held by Aflac Japan. The proceeds of these sales will be reinvested in other assets, consistent with our normal portfolio management and asset allocation process.

Financing Activities

Consolidated cash used by financing activities was $147 million in 2014, compared with cash provided by financing activities of $1.1 billion in 2013 and $1.9 billion in 2012.

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. The Company intends to use the net proceeds of the issuance for general corporate purposes, including capital contributions to subsidiaries, if needed. In July 2014, we redeemed 28.7 billion yen of our fixed rate Samauri notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption).

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. We used part of these net proceeds for the debt redemptions in 2014. The balance of the net proceeds will be used to repay, redeem or repurchase, in whole or in part, the Parent Company’s $300 million senior notes due August 2015 and general corporate purposes, including capital contributions to subsidiaries, if needed.

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

Cash returned to shareholders through dividends and treasury stock purchases was $1.9 billion in 2014, compared with $1.4 billion in 2013 and $721 million in 2012.

See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the five-year senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in March 2013 in the amount of 50 billion yen and the 364-day uncommitted bilateral line of credit entered into by the Parent Company and Aflac in October 2014 in the amount of $100 million. As of December 31, 2014, no borrowings were outstanding under our 50 billion yen revolving credit agreement or our $100 million 364-day uncommitted bilateral line of credit.

We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2014.

The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2014	2013	2012
Treasury stock purchases	$1,210	$813	$118
Number of shares purchased:
Open market	19,660	13,212	1,948
Other	157	222	360
Total shares purchased	19,817	13,434	2,308
Treasury Stock Issued

(In millions of dollars and thousands of shares)	2014	2013	2012
Stock issued from treasury:
Cash financing	$33	$88	$32
Noncash financing	65	65	63
Total stock issued from treasury	$98	$153	$95
Number of shares issued	1,763	3,254	2,184

Under share repurchase authorizations from our board of directors, we purchased 19.7 million shares of our common stock in the open market in 2014, compared with 13.2 million shares in 2013 and 1.9 million shares in 2012. As of December 31, 2014, a remaining balance of 29.6 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to purchase $1.3 billion of our common stock in 2015. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2014 of $1.50 per share increased 5.6% over 2013. The 2013 dividend paid of $1.42 per share increased 6.0% over 2012. The following table presents the dividend activity for the years ended December 31.

(In millions)	2014	2013	2012
Dividends paid in cash	$654	$635	$603
Dividends through issuance of treasury shares	26	25	24
Total dividends to shareholders	$680	$660	$627

In February 2015, the board of directors declared the first quarter 2015 cash dividend of $.39 per share. The dividend is payable on March 2, 2015, to shareholders of record at the close of business on February 17, 2015.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. The Nebraska Department of Insurance imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska Department of Insurance statutes require prior approval for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. These regulatory limitations are not expected to affect the level of management fees or dividends paid by Aflac to the Parent Company. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company's other insurance subsidiaries, Aflac New York and CAIC.

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac's company action level RBC ratio was 945% as of December 31, 2014. Aflac's RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2014, Aflac's total adjusted capital of $11.2 billion exceeded the company action level required capital and surplus of $1.2 billion by $10.0 billion. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2015 in excess of $2.4 billion would require such approval. See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. The NAIC considers its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework to be ongoing. The SMI has focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. Many of these key issues have been finalized and/or are near completion; however, the NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements and group supervision.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in interest rates, we have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan. We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also have interest rate swaptions to mitigate increases in U.S. interest rates and the related impact to the available-for-sale investment portfolio in Japan. In the fourth quarter of 2014, Aflac Japan entered into an additional quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 55 billion yen of FSA reserves. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) As of December 31, 2014, Aflac Japan's SMR had increased to 857%, compared with 777% at December 31, 2013.

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA), effective January 1, 2015. Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group. Aflac has developed a roadmap of key decisions, activities, and enhancements that will allow us to deliver an ORSA Summary Report ready for regulatory submission by the end of 2015.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2014	2013	2012
Aflac Japan management fees paid to Parent Company	$39	$37	$30
Expenses allocated to Aflac Japan	71	74	58
Aflac Japan profit remittances to Aflac U.S. in dollars	1,704	771	442	(1)
Aflac Japan profit remittances to Aflac U.S. in yen	181.4	76.8	33.1	(1)
(1)Includes U.S. dollar-denominated securities which were $209 million at amortized cost and had accrued interest of $4 million (totaling approximately 16.8 billion yen) as of the remittance date

In the fourth quarter of 2014, we began to increase the frequency of capital transfers from Japan to the United States to better manage cash flow. This capital repatriation is reflected in Aflac Japan's SMR as of December 31, 2014.

We had entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 52.5 billion yen of profit repatriation received in July 2014 and 50.0 billion yen of repatriation received in December 2014, resulting in $7 million and $45 million of additional funds received, respectively, when the yen was exchanged into dollars.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2014, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited Aflac Incorporated's (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia
February 26, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Atlanta, Georgia
February 26, 2015

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2014	2013	2012
Revenues:
Net premiums, principally supplemental health insurance	$19,072	$20,135	$22,148
Net investment income	3,319	3,293	3,473
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(31)	(199)	(977)
Sales and redemptions	215	262	474
Derivative and other gains (losses)	31	336	154
Total realized investment gains (losses)	215	399	(349)
Other income	122	112	92
Total revenues	22,728	23,939	25,364
Benefits and expenses:
Benefits and claims, net	12,937	13,813	15,330
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,108	1,074	1,117
Insurance commissions	1,436	1,528	1,744
Insurance expenses	2,261	2,222	2,415
Interest expense	317	293	261
Other operating expenses	178	193	195
Total acquisition and operating expenses	5,300	5,310	5,732
Total benefits and expenses	18,237	19,123	21,062
Earnings before income taxes	4,491	4,816	4,302
Income tax expense:
Current	1,079	1,236	816
Deferred	461	422	620
Income taxes	1,540	1,658	1,436
Net earnings	$2,951	$3,158	$2,866
Net earnings per share:
Basic	$6.54	$6.80	$6.14
Diluted	6.50	6.76	6.11
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	451,204	464,502	466,868
Diluted	454,000	467,408	469,287
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2014	2013	2012
Net earnings	$2,951	$3,158	$2,866
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(1,455)	(1,588)	(287)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	5,947	(2,362)	1,660
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(54)	(56)	497
Unrealized gains (losses) on derivatives during period	(17)	(10)	(22)
Pension liability adjustment during period	(76)	157	(20)
Total other comprehensive income (loss) before income taxes	4,345	(3,859)	1,828
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,803	(581)	1,078
Other comprehensive income (loss), net of income taxes	2,542	(3,278)	750
Total comprehensive income (loss)	$5,493	$(120)	$3,616
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2014	2013
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $55,365 in 2014 and $52,402 in 2013)	$61,407	$53,227
Fixed maturities - consolidated variable interest entities (amortized cost $3,020 in 2014 and $4,109 in 2013)	4,166	4,843
Perpetual securities (amortized cost $2,035 in 2014 and $2,524 in 2013)	2,240	2,479
Perpetual securities - consolidated variable interest entities (amortized cost $405 in 2014 and $463 in 2013)	429	468
Equity securities (cost $19 in 2014 and $17 in 2013)	28	21
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $38,413 in 2014 and $45,610 in 2013)	34,159	44,178
Fixed maturities - consolidated variable interest entities (fair value $84 in 2014 and $236 in 2013)	83	237
Other investments	171	463
Cash and cash equivalents	4,658	2,543
Total investments and cash	107,341	108,459
Receivables	842	1,165
Accrued investment income	762	798
Deferred policy acquisition costs	8,273	8,798
Property and equipment, at cost less accumulated depreciation	429	481
Other(1)	2,120	1,606
Total assets	$119,767	$121,307
(1) Includes $106 in 2014 and 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2014	2013
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$65,646	$69,136
Unpaid policy claims	3,630	3,763
Unearned premiums	8,626	10,642
Other policyholders’ funds	6,031	5,861
Total policy liabilities	83,933	89,402
Income taxes	5,293	3,718
Payables for return of cash collateral on loaned securities	2,193	5,820
Notes payable	5,282	4,897
Other(2)	4,719	2,850
Commitments and contingent liabilities (Note 15)
Total liabilities	101,420	106,687
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2014 and 2013; issued 668,132 shares in 2014 and 667,046 shares in 2013	67	67
Additional paid-in capital	1,711	1,644
Retained earnings	22,156	19,885
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,541)	(1,505)
Unrealized gains (losses) on investment securities	4,672	1,035
Unrealized gains (losses) on derivatives	(26)	(12)
Pension liability adjustment	(126)	(81)
Treasury stock, at average cost	(7,566)	(6,413)
Total shareholders’ equity	18,347	14,620
Total liabilities and shareholders’ equity	$119,767	$121,307
(2) Includes $318 in 2014 and $207 in 2013 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2014	2013	2012
Common stock:
Balance, beginning of period	$67	$67	$66
Exercise of stock options	0	0	1
Balance, end of period	67	67	67
Additional paid-in capital:
Balance, beginning of period	1,644	1,505	1,408
Exercise of stock options	29	50	31
Share-based compensation	(3)	32	34
Gain (loss) on treasury stock reissued	41	57	32
Balance, end of period	1,711	1,644	1,505
Retained earnings:
Balance, beginning of period	19,885	17,387	15,148
Net earnings	2,951	3,158	2,866
Dividends to shareholders ($1.50 per share in 2014, $1.42 per share in 2013, and $1.34 per share in 2012)	(680)	(660)	(627)
Balance, end of period	22,156	19,885	17,387
Accumulated other comprehensive income (loss):
Balance, beginning of period	(563)	2,715	1,965
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(1,036)	(1,838)	(651)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	3,637	(1,535)	1,427
Unrealized gains (losses) on derivatives during period, net of income taxes	(14)	(7)	(14)
Pension liability adjustment during period, net of income taxes	(45)	102	(12)
Balance, end of period	1,979	(563)	2,715
Treasury stock:
Balance, beginning of period	(6,413)	(5,696)	(5,641)
Purchases of treasury stock	(1,210)	(813)	(118)
Cost of shares issued	57	96	63
Balance, end of period	(7,566)	(6,413)	(5,696)
Total shareholders’ equity	$18,347	$14,620	$15,978
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$2,951	$3,158	$2,866
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(7)	(8)	(199)
Increase in deferred policy acquisition costs	(225)	(404)	(643)
Increase in policy liabilities	3,614	6,806	12,005
Change in income tax liabilities	123	993	712
Realized investment (gains) losses	(215)	(399)	349
Other, net	309	401	(138)
Net cash provided (used) by operating activities	6,550	10,547	14,952
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	4,178	9,631	7,385
Fixed maturities matured or called	1,001	2,907	1,959
Perpetual securities sold	0	264	1,599
Perpetual securities matured or called	203	256	376
Securities held to maturity:
Fixed maturities matured or called	8,475	6,515	1,859
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(10,978)	(22,967)	(19,533)
Available-for-sale equity securities acquired	(5)	0	0
Held-to-maturity fixed maturities acquired	(3,564)	(6,756)	(16,550)
Other investments, net	272	(319)	(6)
Settlement of derivatives, net	(636)	(1,624)	0
Cash received (pledged or returned) as collateral, net	(3,217)	1,037	5,439
Other, net	30	(35)	520
Net cash provided (used) by investing activities	(4,241)	(11,091)	(16,952)
Cash flows from financing activities:
Purchases of treasury stock	(1,210)	(813)	(118)
Proceeds from borrowings	750	700	1,506
Principal payments under debt obligations	(335)	0	(341)
Dividends paid to shareholders	(654)	(635)	(603)
Change in investment-type contracts, net	1,253	1,790	1,457
Treasury stock reissued	33	88	32
Other, net	16	6	12
Net cash provided (used) by financing activities	(147)	1,136	1,945
Effect of exchange rate changes on cash and cash equivalents	(47)	(90)	(153)
Net change in cash and cash equivalents	2,115	502	(208)
Cash and cash equivalents, beginning of period	2,543	2,041	2,249
Cash and cash equivalents, end of period	$4,658	$2,543	$2,041
Supplemental disclosures of cash flow information:
Income taxes paid	$1,416	$754	$788
Interest paid	241	210	178
Noncash interest(1)	76	82	83
Impairment losses included in realized investment losses	31	199	977
Noncash financing activities:
Capitalized lease obligations	9	0	4
Treasury stock issued for:
Associate stock bonus	35	36	35
Shareholder dividend reinvestment	26	25	24
Share-based compensation grants	4	4	4
(1) Consists primarily of accreted interest on discounted advance premiums
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 72% of the Company's total revenues in 2014, compared with 74% in 2013 and 77% in 2012. The percentage of the Company's total assets attributable to Aflac Japan was 82% at December 31, 2014, compared with 85% at December 31, 2013.

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

Prior to October 1, 2013, Aflac Japan maintained an investment portfolio of dollar-denominated securities on behalf of Aflac U.S., which served as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments was the U.S. dollar. The related investment income and realized/unrealized investment gains and losses were denominated in U.S. dollars. Since the functional currency of this portfolio was the U.S. dollar, there was no translation adjustment to record in other comprehensive income for these investments when the yen/dollar exchange rate changed. The foreign exchange gains and losses related to this portfolio continue to be taxable in Japan and the U.S. when the securities matured or were sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses is recognized in income tax expense on other comprehensive income. As of October 1, 2013, these investments were transferred into the Aflac Japan investment portfolio. These investments began to have remeasurement and translation effects recorded in other comprehensive income in the fourth quarter of 2013.

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

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, foreign currency swaps, credit default swaps (CDSs), foreign currency forwards, foreign currency options, and options on interest rate swaps (or interest rate swaptions). Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Foreign currency forwards and options are used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio. Foreign currency forwards and options are used to hedge certain portions of forecasted cash flows denominated in yen. Interest rate swaps are used to hedge the variability of interest cash flows associated with our variable interest rate notes, and cross-currency interest rate swaps, also referred to as foreign currency swaps, are used to economically convert certain dollar-denominated note obligations into yen-denominated principal and interest obligations. Interest rate swaptions are used to hedge interest rate risk for certain U.S. dollar-denominated available-for-sale securities. We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions.

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

We receive and pledge cash or other securities as collateral on open derivative positions. Cash received as collateral is reported as an asset with a corresponding liability for the return of the collateral. Cash pledged as collateral is recorded as a reduction to cash, and a corresponding receivable is recognized for the return of the cash collateral. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights. Securities received as collateral are not recognized unless we were to exercise our right to sell that collateral or exercise remedies on that collateral upon a counterparty default. Securities that we have pledged as collateral continue to be carried as investment assets on our balance sheet.

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

As discussed in the Translation of Foreign Currencies section above, Aflac Japan maintains certain dollar-denominated investments that, prior to October 1, 2013, did not have any foreign currency translation adjustments recognized in other comprehensive income. However, the deferred tax expense or benefit associated with foreign exchange gains or losses on these investments is recognized in other comprehensive income (loss) until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a deferred tax expense of $614 million in 2013 and $492 million in 2012 for these dollar-denominated investments. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 31% in 2013 and 32% in 2012.

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

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. Components of our deferred inventory were reclassified to separately reflect deferred foreign currency gains and losses which were previously apportioned to each component of the deferred inventory, see Note 10 of the Notes to the Consolidated Financial Statements. These reclassifications had no impact on net earnings or total shareholders' equity.

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

Accounting Pronouncements Pending Adoption

Derivatives and Hedging - Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity: In November 2014, the FASB issued guidance to clarify how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance also clarifies that an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The guidance is effective for annual periods and interim periods beginning after December 15, 2015. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Presentation of Financial Statements - Going Concern - Disclosure of uncertainties about an entity’s ability to continue as a going concern: In August 2014, the FASB issued this amendment that provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendment is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Receivables - Troubled debt restructurings by creditors - classification of certain government-guaranteed mortgage loans upon foreclosure: In August 2014, the FASB issued updated guidance for troubled debt restructurings affecting creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The guidance requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

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

Receivables - Troubled debt restructurings by creditors - Reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure: In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

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

(In millions)	2014		2013		2012
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$5,596		$6,123		$7,537
Medical and other health	3,770		4,282		5,244
Life insurance	4,495		4,577		4,370
Net investment income	2,662		2,651		2,845
Other income	32		55		57
Total Aflac Japan	16,555		17,688		20,053
Aflac U.S.:
Earned premiums:
Accident/disability	2,303		2,284		2,213
Cancer	1,279		1,283		1,282
Other health	1,371		1,334		1,259
Life insurance	258		252		242
Net investment income	645		632		613
Other income	3		6		19
Total Aflac U.S.	5,859		5,791		5,628
Other business segments	43		49		46
Total business segment revenues	22,457		23,528		25,727
Realized investment gains (losses)	171	(1)	389	(1)	(349)
Corporate	281		302		269
Intercompany eliminations	(248)		(308)		(276)
Other non-operating income (loss)	67		28		(7)
Total revenues	$22,728		$23,939		$25,364
(1) Excluding a gain of $44 in 2014 and $10 in 2013 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

(In millions)	2014		2013		2012
Pretax earnings:
Aflac Japan	$3,458		$3,628		$3,904
Aflac U.S.	1,073		1,038		997
Other business segments	(2)		(1)		(3)
Total business segment pretax operating earnings	4,529		4,665		4,898
Interest expense, noninsurance operations	(198)		(198)		(184)
Corporate and eliminations	(78)		(68)		(56)
Pretax operating earnings	4,253		4,399		4,658
Realized investment gains (losses)	171	(1)	389	(1)	(349)
Other non-operating income (loss)	67		28		(7)
Total earnings before income taxes	$4,491		$4,816		$4,302
Income taxes applicable to pretax operating earnings	$1,456		$1,512		$1,561
Effect of foreign currency translation on operating earnings	(117)		(357)		8
(1) Excluding a gain of $44 in 2014 and $10 in 2013 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets as of December 31 were as follows:

(In millions)	2014	2013	2012
Assets:
Aflac Japan	$98,525	$102,973	$113,678
Aflac U.S.	18,383	16,112	16,122
Other business segments	128	155	154
Total business segment assets	117,036	119,240	129,954
Corporate	24,636	19,909	20,318
Intercompany eliminations	(21,905)	(17,842)	(19,178)
Total assets	$119,767	$121,307	$131,094

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2014	2013	2012
Statements of Earnings:
Weighted-average yen/dollar exchange rate	105.46	97.54	79.81
Yen percent strengthening (weakening)	(7.5)%	(18.2)%	(.1)%
Exchange effect on pretax operating earnings (in millions)	$(180)	$(534)	$11

	2014	2013
Balance Sheets:
Yen/dollar exchange rate at December 31	120.55	105.39
Yen percent strengthening (weakening)	(12.6)%	(17.8)%
Exchange effect on total assets (in millions)	$(10,706)	$(17,836)
Exchange effect on total liabilities (in millions)	(12,025)	(19,806)

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2014	2013	2012
Management fees	$39	$37	$30
Allocated expenses	71	74	58
Profit repatriation	1,704	771	422
Total transfers from Aflac Japan	$1,814	$882	$510

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

(In millions)	2014	2013
Property and equipment:
Land	$168	$168
Buildings	393	444
Equipment and furniture	305	329
Total property and equipment	866	941
Less accumulated depreciation	437	460
Net property and equipment	$429	$481

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2014, $386 million, or 45.8% of total receivables, were related to Aflac Japan's operations, compared with $731 million, or 82.9%, at December 31, 2013.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2014	2013	2012
Fixed-maturity securities	$3,249	$3,210	$3,248
Perpetual securities	141	153	253
Equity securities and other	7	7	17
Short-term investments and cash equivalents	2	1	2
Gross investment income	3,399	3,371	3,520
Less investment expenses	80	78	47
Net investment income	$3,319	$3,293	$3,473

Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,341	$1,740	$0	$19,081
Municipalities	88	9	0	97
Mortgage- and asset-backed securities	351	35	0	386
Public utilities	1,691	226	5	1,912
Sovereign and supranational	799	163	0	962
Banks/financial institutions	2,752	325	189	2,888
Other corporate	3,479	531	48	3,962
Total yen-denominated	26,501	3,029	242	29,288
Dollar-denominated:
U.S. government and agencies	100	17	0	117
Municipalities	961	201	2	1,160
Mortgage- and asset-backed securities	185	31	0	216
Public utilities	5,061	960	36	5,985
Sovereign and supranational	343	111	0	454
Banks/financial institutions	2,943	775	8	3,710
Other corporate	22,291	2,682	330	24,643
Total dollar-denominated	31,884	4,777	376	36,285
Total fixed maturities	58,385	7,806	618	65,573
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,132	223	92	2,263
Other corporate	183	48	0	231
Dollar-denominated:
Banks/financial institutions	125	50	0	175
Total perpetual securities	2,440	321	92	2,669
Equity securities	19	9	0	28
Total securities available for sale	$60,844	$8,136	$710	$68,270

	2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,023	$3,195	$0	$23,218
Municipalities	346	71	0	417
Mortgage- and asset-backed securities	43	3	0	46
Public utilities	3,342	281	20	3,603
Sovereign and supranational	2,556	272	14	2,814
Banks/financial institutions	4,932	231	78	5,085
Other corporate	3,000	326	12	3,314
Total yen-denominated	34,242	4,379	124	38,497
Total securities held to maturity	$34,242	$4,379	$124	$38,497

	2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$14,936	$431	$33	$15,334
Mortgage- and asset-backed securities	558	29	0	587
Public utilities	2,261	100	18	2,343
Sovereign and supranational	978	85	28	1,035
Banks/financial institutions	2,799	220	242	2,777
Other corporate	3,956	151	185	3,922
Total yen-denominated	25,488	1,016	506	25,998
Dollar-denominated:
U.S. government and agencies	92	10	4	98
Municipalities	992	71	12	1,051
Mortgage- and asset-backed securities	163	21	0	184
Public utilities	4,931	471	183	5,219
Sovereign and supranational	404	85	1	488
Banks/financial institutions	3,318	447	33	3,732
Other corporate	21,123	1,347	1,170	21,300
Total dollar-denominated	31,023	2,452	1,403	32,072
Total fixed maturities	56,511	3,468	1,909	58,070
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,582	151	217	2,516
Other corporate	209	0	0	209
Dollar-denominated:
Banks/financial institutions	196	35	9	222
Total perpetual securities	2,987	186	226	2,947
Equity securities	17	5	1	21
Total securities available for sale	$59,515	$3,659	$2,136	$61,038

	2013
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,362	$1,347	$1	$28,708
Municipalities	399	41	0	440
Mortgage- and asset-backed securities	58	3	0	61
Public utilities	3,900	150	122	3,928
Sovereign and supranational	2,941	171	72	3,040
Banks/financial institutions	6,310	146	328	6,128
Other corporate	3,445	183	87	3,541
Total yen-denominated	44,415	2,041	610	45,846
Total securities held to maturity	$44,415	$2,041	$610	$45,846

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During 2014, we reclassified three investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuers being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $424 million and an aggregate unrealized loss of $54 million. During 2013, we reclassified two investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuer being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $492 million and an aggregate unrealized loss of $153 million. During 2012, we reclassified seven investments from the held-to-maturity portfolio to the available-for-sale portfolio as a result of the issuers being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $1.2 billion and an aggregate unrealized loss of $290 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$369	$390	$65	$69
Due after one year through five years	1,519	1,771	628	724
Due after five years through 10 years	10,351	10,979	1,472	1,561
Due after 10 years	34,018	38,595	9,103	10,540
Mortgage- and asset-backed securities	405	461	36	46
Total fixed maturities available for sale	$46,662	$52,196	$11,304	$12,940
Held to maturity:
Due after one year through five years	1,520	1,631	0	0
Due after five years through 10 years	1,937	2,130	0	0
Due after 10 years	30,742	34,690	0	0
Mortgage- and asset-backed securities	43	46	0	0
Total fixed maturities held to maturity	$34,242	$38,497	$0	$0

At December 31, 2014, the Parent Company had a portfolio of available-for-sale fixed-maturity securities totaling $419 million at amortized cost and $437 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected economic maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2014, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$306	$300	$5	$5
Due after one year through five years	624	674	0	0
Due after 10 years	1,466	1,635	39	55
Total perpetual securities available for sale	$2,396	$2,609	$44	$60

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2014			2013
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$37,021	$41,878	AA	$41,924	$43,619
(1)JGBs or JGB-backed securities
Banks and Financial Institutions

One of our largest investment sector concentrations as of December 31, 2014, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector as of December 31, including those classified as perpetual securities, were as follows:

	2014		2013
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$10,627	11%	$12,427	12%
Fair value	11,683	11	12,637	12
Perpetual securities:
Upper Tier II:
Amortized cost	$1,554	2%	$1,920	2%
Fair value	1,645	1	1,913	2
Tier I:
Amortized cost	703	1	858	1
Fair value	793	1	825	1
Total:
Amortized cost	$12,884	14%	$15,205	15%
Fair value	14,121	13	15,375	15

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2014	2013	2012
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$192	$316	$427
Gross losses from sales	(12)	(87)	(48)
Net gains (losses) from redemptions	34	34	2
Other-than-temporary impairment losses	(31)	(128)	(734)
Held to maturity:
Net gains (losses) from redemptions	1	0	4
Total fixed maturities	184	135	(349)
Perpetual securities:
Available for sale:
Gross gains from sales	0	0	127
Gross losses from sales	0	(1)	(98)
Net gains (losses) from redemptions	0	0	60
Other-than-temporary impairment losses	0	(70)	(243)
Total perpetual securities	0	(71)	(154)
Equity securities:
Other-than-temporary impairment losses	0	(1)	0
Total equity securities	0	(1)	0
Derivatives and other:
Derivative gains (losses)	31	326	151
Other	0	10	3
Total derivatives and other	31	336	154
Total realized investment gains (losses)	$215	$399	$(349)

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

(In millions)	2014	2013	2012
Perpetual securities	$0	$70	$243
Corporate bonds	31	102	345
Mortgage- and asset-backed securities	0	0	3
Sovereign and supranational	0	26	386
Equity securities	0	1	0
Total other-than-temporary impairment losses realized (1)	$31	$199	$977
(1) Includes $45 and $597 for the years ended December 31, 2013 and 2012, respectively, for credit-related impairments;
$26 and $27 for the years ended December 31, 2013 and 2012, respectively, for impairments due to severity and duration of decline in fair value; and $31, $128 and $353 for the years ended December 31, 2014, 2013 and 2012, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2014	2013	2012
Changes in unrealized gains (losses):
Fixed maturities:
Available for sale	$5,629	$(2,281)	$1,624
Transferred to held to maturity	(10)	(9)	(14)
Perpetual securities:
Available for sale	269	(129)	547
Equity securities	5	1	0
Total change in unrealized gains (losses)	$5,893	$(2,418)	$2,157

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2014	2013
Unrealized gains (losses) on securities available for sale	$7,426	$1,523
Unamortized unrealized gains on securities transferred to held to maturity	0	11
Deferred income taxes	(2,754)	(499)
Shareholders’ equity, unrealized gains (losses) on investment securities	$4,672	$1,035

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	75	2	53	1	22	1
Public utilities:
Dollar-denominated	1,001	36	164	7	837	29
Yen-denominated	805	25	98	1	707	24
Sovereign and supranational:
Yen-denominated	359	14	0	0	359	14
Banks/financial institutions:
Dollar-denominated	205	8	53	5	152	3
Yen-denominated	1,828	267	166	0	1,662	267
Other corporate:
Dollar-denominated	8,072	330	1,901	62	6,171	268
Yen-denominated	1,151	60	122	2	1,029	58
Total fixed maturities	13,496	742	2,557	78	10,939	664
Perpetual securities:
Yen-denominated	783	92	194	5	589	87
Total perpetual securities	783	92	194	5	589	87
Total	$14,279	$834	$2,751	$83	$11,528	$751

	2013
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$8,869	$34	$8,869	$34	$0	$0
Municipalities:
Dollar-denominated	177	12	145	8	32	4
Public utilities:
Dollar-denominated	2,023	183	1,740	143	283	40
Yen-denominated	2,519	140	1,816	54	703	86
Sovereign and supranational:
Dollar-denominated	12	1	12	1	0	0
Yen-denominated	1,152	100	791	34	361	66
Banks/financial institutions:
Dollar-denominated	547	33	454	23	93	10
Yen-denominated	4,533	570	2,322	107	2,211	463
Other corporate:
Dollar-denominated	11,588	1,170	8,504	733	3,084	437
Yen-denominated	3,372	272	2,296	152	1,076	120
U.S. government and agencies:
Dollar-denominated	36	4	36	4	0	0
Total fixed maturities	34,828	2,519	26,985	1,293	7,843	1,226
Perpetual securities:
Dollar-denominated	59	9	52	8	7	1
Yen-denominated	1,322	217	748	74	574	143
Total perpetual securities	1,381	226	800	82	581	144
Equity securities	5	1	5	1	0	0
Total	$36,214	$2,746	$27,790	$1,376	$8,424	$1,370

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

The following table provides more information on our unrealized loss position as of December 31.

	2014			2013
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Japan government and agencies	0%	0%	0%	25%	1%	100%
Public utilities	13	7	100	13	12	98
Sovereign and supranational	3	2	100	3	4	100
Banks/financial institutions	14	33	31	14	22	64
Other corporate	65	47	88	41	53	91
Total fixed maturities	95%	89%		96%	92%
Perpetual securities	5	11	100	4	8	90
Total	100%	100%		100%	100%
Assuming no credit-related factors, as investments near maturity, unrealized gains and losses are expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in the sectors shown in the table above have the ability to service their obligations to us.

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

Details of our holdings of perpetual securities as of December 31 were as follows:

Perpetual Securities

		2014			2013
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$61	$87	$26	$145	$183	$38
	BBB	1,330	1,333	3	1,563	1,532	(31)
	BB or lower	163	225	62	212	198	(14)
Total Upper Tier II		1,554	1,645	91	1,920	1,913	(7)
Tier I:
	BBB	519	556	37	746	706	(40)
	BB or lower	184	237	53	112	119	7
Total Tier I		703	793	90	858	825	(33)
Other subordinated - non-banks:
	BB or lower	183	231	48	209	209	0
Total		$2,440	$2,669	$229	$2,987	$2,947	$(40)

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
Investments in Consolidated Variable Interest Entities

	2014		2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,020	$4,166	$4,109	$4,843
Perpetual securities, available for sale	405	429	463	468
Fixed maturities, held to maturity	83	84	237	236
Other assets	106	106	106	106
Total assets of consolidated VIEs	$3,614	$4,785	$4,915	$5,653
Liabilities:
Other liabilities	$318	$318	$207	$207
Total liabilities of consolidated VIEs	$318	$318	$207	$207

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

Investments in Variable Interest Entities Not Consolidated

	2014		2013
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,104	$6,937	$6,724	$6,916
Perpetual securities, available for sale	324	330	370	378
Fixed maturities, held to maturity	2,564	2,829	2,949	3,039
Total investments in VIEs not consolidated	$8,992	$10,096	$10,043	$10,333

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 191 separate issuers with an average credit rating of BBB.

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

(In millions)	2014	2013
Security loans outstanding, fair value	$2,149	$5,656
Cash collateral on loaned securities	2,193	5,820

Certain fixed-maturity securities have been pledged as collateral as part of derivative transactions. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2014, debt securities with a fair value of $13 million were on deposit with regulatory authorities in the United States (including U.S. territories) and Japan. We retain ownership of all securities on deposit and receive the related investment income.

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

Foreign currency forwards and options with short-term maturities are executed for the Aflac Japan segment in order to hedge the currency risk on the fair value of certain fixed-maturity dollar-denominated securities. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities.

Foreign currency forwards and options are also used to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified future date. In the option transactions, we use a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). Aflac also enters into foreign currency options that give it the right, but not the obligation, to sell yen and buy U.S. dollars at specified future dates at contracted prices.

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

Credit Risk Assumed through Derivatives

For the interest rate, foreign currency, and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange or interest rate loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the interest rate and foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements the counterparties to those transactions must meet. As of December 31, 2014, there were 16 counterparties to our derivative agreements, with five comprising 80% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings as of December 31:

	2014			2013
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$1,098	$39	$(36)	$161	$1	$(7)
A	22,564	763	(2,387)	22,314	487	(830)
Total	$23,662	$802	$(2,423)	$22,475	$488	$(837)

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

Collateral posted by us to third parties for derivative transactions was $1.6 billion at December 31, 2014, which consisted entirely of pledged securities, compared with $8 million at December 31, 2013, which consisted of $7 million of pledged securities and $1 million of cash. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position by counterparty was $2.1 billion and $18 million as of December 31, 2014 and 2013, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2014, we estimate that we would be required to post a maximum of $482 million of additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $619 million and $295 million at December 31, 2014 and 2013, respectively. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights.

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

2014
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$0	$0	$(83)	$0	$0	$0	$(83)	$0
Total		$0	$0	$0	$0	$(83)	$0	$0	$0	$(83)	$0

2013
		Less than one year		One to three years		Three to five years		Five to ten years		Total
(In millions)	Credit Rating	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value	Maximum potential risk	Estimated fair value
Index exposure:
Corporate bonds:
	A	$0	$0	$(112)	$1	$0	$0	$0	$0	$(112)	$1
	BBB	0	0	0	0	0	0	(95)	(4)	(95)	(4)
Total		$0	$0	$(112)	$1	$0	$0	$(95)	$(4)	$(207)	$(3)
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

	2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	12,388	(1,791)	0	(1,791)
Foreign currency options	697	(32)	0	(32)
Interest rate swaptions	2,502	(159)	0	(159)
Total fair value hedges	15,587	(1,982)	0	(1,982)
Net investment hedge:
Foreign currency forwards	1,307	54	56	(2)
Total net investment hedge	1,307	54	56	(2)
Non-qualifying strategies:
Foreign currency swaps	5,765	443	746	(303)
Credit default swaps	83	0	0	0
Foreign currency forwards	784	(119)	0	(119)
Foreign currency options	53	(1)	0	(1)
Interest rate swaptions	8	(1)	0	(1)
Total non-qualifying strategies	6,693	322	746	(424)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)
Balance Sheet Location
Other assets	$6,531	$802	$802	$0
Other liabilities	17,131	(2,423)	0	(2,423)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)

	2013
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$3	$3	$0
Interest rate swaps	52	0	0	0
Total cash flow hedges	127	3	3	0
Fair value hedges:
Foreign currency forwards	11,249	(582)	0	(582)
Interest rate swaptions	4,500	(12)	20	(32)
Total fair value hedges	15,749	(594)	20	(614)
Net investment hedge:
Foreign currency forwards	356	17	17	0
Foreign currency options	95	3	4	(1)
Total net investment hedge	451	20	21	(1)
Non-qualifying strategies:
Foreign currency swaps	5,829	224	442	(218)
Credit default swaps	207	(3)	1	(4)
Interest rate swaps	112	1	1	0
Total non-qualifying strategies	6,148	222	444	(222)
Total derivatives	$22,475	$(349)	$488	$(837)
Balance Sheet Location
Other assets	$5,308	$488	$488	$0
Other liabilities	17,167	(837)	0	(837)
Total derivatives	$22,475	$(349)	$488	$(837)

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
We had an interest rate swap agreement related to 5.5 billion yen variable interest rate Samurai notes that we issued in July 2011 and redeemed in July 2014 (see Note 9). By entering into this contract, we swapped the variable interest rate to a fixed interest rate of 1.475%. We had designated this interest rate swap as a hedge of the variability in our interest cash flows associated with the variable interest rate Samurai notes.
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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
2014:
Foreign currency forwards	Fixed-maturity securities	$(1,835)	$(38)	$(1,797)	$1,819	$22
Foreign currency options	Fixed-maturity securities	(41)	(4)	(37)	38	1
Interest rate swaptions	Fixed-maturity securities	(318)	(36)	(282)	316	34
2013:
Foreign currency forwards	Fixed-maturity securities	$(1,735)	$(25)	$(1,710)	$1,700	$(10)
Interest rate swaptions	Fixed-maturity securities	17	17	0	0	0
2012:
Foreign currency forwards	Fixed-maturity securities	$(535)	$(8)	$(527)	$528	$1

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated a majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 9) as nonderivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

We used foreign exchange forwards and options to economically hedge foreign exchange risk on 52.5 billion yen and 50.0 billion yen of repatriation received from Aflac Japan in July 2014 and December 2014, respectively. As of December 31, 2014, we had entered into foreign exchange forwards as part of an economic hedge on 157.5 billion yen of future profit repatriation.

Our net investment hedge was effective for the years ended December 31, 2014, 2013 and 2012.
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
We have cross-currency interest rate swap agreements related to our $750 million senior notes due November 2024, $700 million senior notes due June 2023, $400 million senior notes due February 2017, $350 million senior notes due February 2022, and $500 million subordinated debentures due September 2052. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2014		2013		2012
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$(2)	$(17)	$(2)	$(10)	$(3)	$(22)
Total cash flow hedges	(2)	(17)	(2)	(10)	(3)	(22)
Fair value hedges:
Foreign currency forwards (2)	(16)	0	(35)	0	(7)	0
Foreign currency options (2)	(3)	0	0	0	0	0
Interest rate swaptions (2)	(2)	0	17	0	0	0
Total fair value hedges	(21)	0	(18)	0	(7)	0
Net investment hedge:
Non-derivative hedging instruments	0	39	0	155	0	96
Foreign currency swaps	0	0	0	(104)	0	0
Foreign currency forwards	0	89	0	24	0	0
Foreign currency options	0	(3)	0	4	0	0
Total net investment hedge	0	125	0	79	0	96
Non-qualifying strategies:
Foreign currency swaps	151	0	346	0	111	0
Foreign currency forwards	(11)	0	0	0	0	0
Foreign currency options	0	0	11	0	0	0
Credit default swaps	3	0	31	0	64	0
Interest rate swaps	(1)	0	(8)	0	(14)	0
Interest rate swaptions	1	0	(29)	0	0	0
Futures	(89)	0	(5)	0	0	0
Total non- qualifying strategies	54	0	346	0	161	0
Total	$31	$108	$326	$69	$151	$74
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months are immaterial.

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

Offsetting of Financial Assets and Derivative Assets

2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$746	$0	$746	$0	$(568)		$178
Foreign currency forwards	56	0	56	0	(51)		5
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	802	0	802	0	(619)	(1)	183
Securities lending and similar arrangements	2,149	0	2,149	0	(2,149)		0
Total	$2,951	$0	$2,951	$0	$(2,768)		$183
(1) Consists of $153 of pledged securities and $466 of cash.

2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$445	$0	$445	$0	$(276)		$169
Foreign currency forwards	17	0	17	0	(16)		1
Foreign currency options	4	0	4	0	(3)		1
Credit default swaps	1	0	1	0	0		1
Interest rate swaps	1	0	1	0	0		1
Interest rate swaptions	20	0	20	0	0		20
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	488	0	488	0	(295)	(1)	193
Securities lending and similar arrangements	5,656	0	5,656	0	(5,656)		0
Total	$6,144	$0	$6,144	$0	$(5,951)		$193
(1) Consists entirely of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(318)	$0	$(318)	$0	$0		$(318)
Foreign currency forwards	(1,912)	0	(1,912)	0	1,439		(473)
Foreign currency options	(33)	0	(33)	0	24		(9)
Interest rate swaptions	(160)	0	(160)	0	158		(2)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(2,423)	0	(2,423)	0	1,621	(1)	(802)
Securities lending and similar arrangements	(2,193)	0	(2,193)	2,149	0		(44)
Total	$(4,616)	$0	$(4,616)	$2,149	$1,621		$(846)
(1) Consists entirely of pledged securities.

2013
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(218)	$0	$(218)	$0	$1		$(217)
Foreign currency forwards	(582)	0	(582)	0	0		(582)
Foreign currency options	(1)	0	(1)	0	0		(1)
Credit default swaps	(4)	0	(4)	0	0		(4)
Interest rate swaptions	(32)	0	(32)	0	7		(25)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(837)	0	(837)	0	8	(1)	(829)
Securities lending and similar arrangements	(5,820)	0	(5,820)	5,656	0		(164)
Total	$(6,657)	$0	$(6,657)	$5,656	$8		$(993)
(1) Consists of $7 of pledged securities and $1 of cash.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

	2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,683	$515	$0	$19,198
Municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities	0	379	223	602
Public utilities	0	7,897	0	7,897
Sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions	0	6,572	26	6,598
Other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions	0	2,289	149	2,438
Other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities	19	6	3	28
Other assets:
Foreign currency swaps	0	640	106	746
Foreign currency forwards	0	56	0	56
Total other assets	0	696	106	802
Other investments	171	0	0	171
Cash and cash equivalents	4,658	0	0	4,658
Total assets	$23,531	$49,863	$507	$73,901
Liabilities:
Foreign currency swaps	$0	$0	$318	$318
Foreign currency forwards	0	1,912	0	1,912
Foreign currency options	0	33	0	33
Interest rate swaptions	0	160	0	160
Total liabilities	$0	$2,105	$318	$2,423

	2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$14,928	$504	$0	$15,432
Municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities	0	402	369	771
Public utilities	0	7,562	0	7,562
Sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions	0	6,486	23	6,509
Other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions	0	2,686	52	2,738
Other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities	14	4	3	21
Other assets:
Foreign currency swaps	0	341	104	445
Foreign currency forwards	0	17	0	17
Foreign currency options	0	4	0	4
Credit default swaps	0	0	1	1
Interest rate swaps	0	0	1	1
Interest rate swaptions	0	20	0	20
Total other assets	0	382	106	488
Other investments	463	0	0	463
Cash and cash equivalents	2,543	0	0	2,543
Total assets	$17,948	$46,031	$553	$64,532
Liabilities:
Foreign currency swaps	$0	$15	$203	$218
Foreign currency forwards	0	582	0	582
Foreign currency options	0	1	0	1
Credit default swaps	0	0	4	4
Interest rate swaptions	0	32	0	32
Total liabilities	$0	$630	$207	$837

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,023	$23,218	$0	$0	$23,218
Municipalities	346	0	417	0	417
Mortgage and asset-backed securities	43	0	15	31	46
Public utilities	3,342	0	3,603	0	3,603
Sovereign and supranational	2,556	0	2,814	0	2,814
Banks/financial institutions	4,932	0	5,085	0	5,085
Other corporate	3,000	0	3,314	0	3,314
Total assets	$34,242	$23,218	$15,248	$31	$38,497
Liabilities:
Other policyholders’ funds	$6,031	$0	$0	$5,905	$5,905
Notes payable (excluding capital leases)	5,268	0	0	5,835	5,835
Total liabilities	$11,299	$0	$0	$11,740	$11,740

		2013
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$27,362	$28,708	$0	$0	$28,708
Municipalities	399	0	440	0	440
Mortgage and asset-backed securities	58	0	20	41	61
Public utilities	3,900	0	3,928	0	3,928
Sovereign and supranational	2,941	0	3,040	0	3,040
Banks/financial institutions	6,310	0	6,128	0	6,128
Other corporate	3,445	0	3,541	0	3,541
Total assets	$44,415	$28,708	$17,097	$41	$45,846
Liabilities:
Other policyholders’ funds	$5,861	$0	$0	$5,715	$5,715
Notes payable (excluding capital leases)	4,891	0	0	5,241	5,241
Total liabilities	$10,752	$0	$0	$10,956	$10,956

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

	2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,683	$515	$0	$19,198
Total government and agencies	18,683	515	0	19,198
Municipalities:
Third party pricing vendor	0	1,257	0	1,257
Total municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities:
Third party pricing vendor	0	379	0	379
Broker/other	0	0	223	223
Total mortgage- and asset-backed securities	0	379	223	602
Public utilities:
Third party pricing vendor	0	7,897	0	7,897
Total public utilities	0	7,897	0	7,897
Sovereign and supranational:
Third party pricing vendor	0	1,416	0	1,416
Total sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions:
Third party pricing vendor	0	6,514	0	6,514
Broker/other	0	58	26	84
Total banks/financial institutions	0	6,572	26	6,598
Other corporate:
Third party pricing vendor	0	28,605	0	28,605
Total other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,289	0	2,289
Broker/other	0	0	149	149
Total banks/financial institutions	0	2,289	149	2,438
Other corporate:
Third party pricing vendor	0	231	0	231
Total other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities:
Third party pricing vendor	19	6	0	25
Broker/other	0	0	3	3
Total equity securities	19	6	3	28
Total securities available for sale	$18,702	$49,167	$401	$68,270

	2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,218	$0	$0	$23,218
Total government and agencies	23,218	0	0	23,218
Municipalities:
Third party pricing vendor	0	417	0	417
Total municipalities	0	417	0	417
Mortgage- and asset-backed securities:
Third party pricing vendor	0	15	0	15
Broker/other	0	0	31	31
Total mortgage- and asset-backed securities	0	15	31	46
Public utilities:
Third party pricing vendor	0	3,603	0	3,603
Total public utilities	0	3,603	0	3,603
Sovereign and supranational:
Third party pricing vendor	0	2,814	0	2,814
Total sovereign and supranational	0	2,814	0	2,814
Banks/financial institutions:
Third party pricing vendor	0	5,085	0	5,085
Total banks/financial institutions	0	5,085	0	5,085
Other corporate:
Third party pricing vendor	0	3,287	0	3,287
Broker/other	0	27	0	27
Total other corporate	0	3,314	0	3,314
Total securities held to maturity	$23,218	$15,248	$31	$38,497

	2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$14,928	$504	$0	$15,432
Total government and agencies	14,928	504	0	15,432
Municipalities:
Third party pricing vendor	0	1,051	0	1,051
Total municipalities	0	1,051	0	1,051
Mortgage- and asset-backed securities:
Third party pricing vendor	0	402	0	402
Broker/other	0	0	369	369
Total mortgage- and asset-backed securities	0	402	369	771
Public utilities:
Third party pricing vendor	0	7,562	0	7,562
Total public utilities	0	7,562	0	7,562
Sovereign and supranational:
Third party pricing vendor	0	1,523	0	1,523
Total sovereign and supranational	0	1,523	0	1,523
Banks/financial institutions:
Third party pricing vendor	0	6,486	0	6,486
Broker/other	0	0	23	23
Total banks/financial institutions	0	6,486	23	6,509
Other corporate:
Third party pricing vendor	0	25,220	0	25,220
Broker/other	0	2	0	2
Total other corporate	0	25,222	0	25,222
Total fixed maturities	14,928	42,750	392	58,070
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,686	52	2,738
Total banks/financial institutions	0	2,686	52	2,738
Other corporate:
Third party pricing vendor	0	209	0	209
Total other corporate	0	209	0	209
Total perpetual securities	0	2,895	52	2,947
Equity securities:
Third party pricing vendor	14	4	0	18
Broker/other	0	0	3	3
Total equity securities	14	4	3	21
Total securities available for sale	$14,942	$45,649	$447	$61,038

	2013
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$28,708	$0	$0	$28,708
Total government and agencies	28,708	0	0	28,708
Municipalities:
Third party pricing vendor	0	440	0	440
Total municipalities	0	440	0	440
Mortgage- and asset-backed securities:
Third party pricing vendor	0	20	0	20
Broker/other	0	0	41	41
Total mortgage- and asset-backed securities	0	20	41	61
Public utilities:
Third party pricing vendor	0	3,928	0	3,928
Total public utilities	0	3,928	0	3,928
Sovereign and supranational:
Third party pricing vendor	0	3,040	0	3,040
Total sovereign and supranational	0	3,040	0	3,040
Banks/financial institutions:
Third party pricing vendor	0	6,128	0	6,128
Total banks/financial institutions	0	6,128	0	6,128
Other corporate:
Third party pricing vendor	0	3,509	0	3,509
Broker/other	0	32	0	32
Total other corporate	0	3,541	0	3,541
Total securities held to maturity	$28,708	$17,097	$41	$45,846

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

Other policyholders' funds

The largest component of the other policyholders' funds liability is our annuity line of business in Aflac Japan. Our annuities have fixed benefits and premiums. For this product, we estimated the fair value to be equal to the cash surrender value. This is analogous to the value paid to policyholders on the valuation date if they were to surrender their policy. We periodically check the cash value against discounted cash flow projections for reasonableness. We consider our inputs for this valuation to be unobservable and have accordingly classified this valuation as Level 3.

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

Level 3 Rollforward and Transfers between Hierarchy Levels

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3 as of December 31.

2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	(191)	3	(189)
Unrealized gains (losses) included in other comprehensive income (loss)	(134)	0	0	3	0	8	0	0	(17)	0	(140)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(12)	0	0	0	0	0	0	0	95	0	83
Transfers into Level 3(2)	0	0	0	0	0	149	0	0	0	0	149
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$223	$0	$0	$26	$0	$149	$3	$0	$(212)	$0	$189
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$(191)	$3	$(189)
(1) Derivative assets and liabilities are presented net
(2) Due to use of estimated redemption price

2013
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$338	$420	$418	$1,024	$986	$215	$4	$29	$(172)	$(65)	$3,197
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(8)	84	29	105
Unrealized gains (losses) included in other comprehensive income (loss)	(72)	(20)	0	(4)	0	3	(1)	0	(11)	0	(105)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	(400)	0	0	0	0	0	(20)	0	33	(387)
Settlements	(13)	0	0	0	0	0	0	0	0	0	(13)
Transfers into Level 3(2)	125	0	0	0	0	49	0	0	0	0	174
Transfers out of Level 3(3)	(9)	0	(418)	(997)	(986)	(215)	0	0	0	0	(2,625)
Balance, end of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(8)	$84	$29	$105
(1) Derivative assets and liabilities are presented net
(2) Due to a lack of visibility to observe significant inputs to price
(3) A result of changing our pricing methodology to a valuation method that uses observable market data as significant inputs to estimate fair value

Transfers into and/or out of Level 3 are attributable to a change in the observability of inputs. The most significant transfer out of Level 3 into Level 2 during 2013 related to our callable reverse dual-currency bonds (RDCs). RDCs are securities that have principal denominated in yen while paying U.S. dollar (USD) coupons. The market standard approach is to use implied volatility to value options or instruments with optionality because historical volatility may not represent current market participants' expectations about future volatility. Under our previous valuation approach, we used historical foreign exchange volatility as an input for valuing these investments. Given the importance of this input to the overall valuation of these RDCs and the determination of this input to be unobservable, we made the decision at December 31, 2011 to move these holdings to Level 3 of the fair value hierarchy. During the first quarter of 2013, we implemented a new valuation methodology for these securities that relies on comparable securities in the market, the observable forward foreign exchange curve and other market inputs. Given that the significant inputs to the valuation of these items are now based on observable data, in the first quarter of 2013, we transferred these bonds from Level 3 to Level 2 of the fair value hierarchy.

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

There were no transfers between Level 1 and 2 for the years ended December 31, 2014 and 2013.

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of our Level 3 available-for-sale investments and derivatives as of December 31. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$223	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Perpetual securities:
Banks/financial institutions	149	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1 - $677 ($6)
Other assets:
Foreign currency swaps	8	Discounted cash flow	Interest rates (USD)	2.28% - 2.70%	(a)
			Interest rates (JPY)	.53% - 1.34%	(b)
			CDS spreads	16 - 105 bps
			Foreign exchange rates	20.50%	(c)
	98	Discounted cash flow	Interest rates (USD)	2.28% - 2.70%	(a)
			Interest rates (JPY)	.53% - 1.34%	(b)
			Foreign exchange rates	20.50%	(c)
Total assets	$507
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(c) Based on 10 year volatility of JPY/USD exchange rate
(d) N/A represents securities where we receive unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.

2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$176	Discounted cash flow	Interest rates (USD)	2.28% - 2.70%	(a)
			Interest rates (JPY)	.53% - 1.34%	(b)
			CDS spreads	16 - 105 bps
			Foreign exchange rates	20.50%	(c)
	111	Discounted cash flow	Interest rates (USD)	2.28% - 2.70%	(a)
			Interest rates (JPY)	.53% - 1.34%	(b)
			CDS spreads	13 - 145 bps
	31	Discounted cash flow	Interest rates (USD)	2.28% - 2.70%	(a)
			Interest rates (JPY)	.53% - 1.34%	(b)
			Foreign exchange rates	20.50%	(c)
Total liabilities	$318
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(c) Based on 10 year volatility of JPY/USD exchange rate

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

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.3 billion in 2014, compared with $1.4 billion in 2013 and $1.7 billion in 2012. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2014		2013
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$5,819	$2,979	$6,801	$2,857
Capitalization	790	548	893	555
Amortization	(649)	(459)	(641)	(433)
Foreign currency translation and other	(749)	(6)	(1,234)	0
Balance, end of year	$5,211	$3,062	$5,819	$2,979
Commissions deferred as a percentage of total acquisition costs deferred were 77% in 2014, compared with 81% in 2013 and 84% in 2012.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 52% in 2014, compared with 51% in 2013 and 2012. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2014	2013	2012
Advertising expense:
Aflac Japan	$103	$112	$127
Aflac U.S.	126	128	127
Total advertising expense	$229	$240	$254

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2014	2013	2012
Depreciation expense	$47	$56	$60
Other amortization expense	8	13	7
Total depreciation and other amortization expense	$55	$69	$67

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2014	2013	2012
Lease and rental expense:
Aflac Japan	$52	$55	$71
Aflac U.S.	15	10	9
Other	1	1	1
Total lease and rental expense	$68	$66	$81

Advertising, lease and rental expense decreased for Aflac Japan in 2014 and 2013 compared with 2012 due to the weakening of the yen relative to the U.S. dollar.

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 78%, 4%, 11% and 7% of total policy liabilities at December 31, 2014, respectively. We regularly review the adequacy of our policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts		Interest Rates
(In millions)	Policy Issue Year	2014	2013	Year of Issue	In 20 Years
Health insurance:
Japan:	2002 - 2014	$3,900	$3,370	1.25 - 2.5%	1.25 - 2.5%
	1974 - 2013	3,449	3,889	2.7 - 2.75	2.25 - 2.75
	1998 - 2014	10,641	11,763	3.0	3.0
	1997 - 1999	2,461	2,842	3.5	3.5
	1994 - 1996	3,023	3,483	4.0 - 4.5	4.0 - 4.5
	1987 - 1994	14,394	16,727	5.5	5.5
	1985 - 1991	1,923	2,262	5.25 - 6.75	5.25 - 5.5
	1978 - 1984	2,260	2,699	6.5	5.5

U.S.:	2012 - 2014	588	345	3.0 - 3.75	3.0 - 3.75
	2011	276	243	4.75	4.75
	2005 - 2010	2,951	2,897	5.5	5.5
	1988 - 2004	706	725	8.0	6.0
	1986 - 2004	1,293	1,301	6.0	6.0
	1981 - 1986	183	190	6.5 - 7.0	5.5 - 6.5
	1998 - 2004	1,260	1,237	7.0	7.0
	Other	21	22

Life insurance:
Japan:	2013 - 2014	312	59	1.5 - 1.75	1.5 - 1.75
	2001 - 2013	3,674	3,009	1.65 - 1.85	1.65 - 1.85
	2011 - 2014	2,298	1,584	2.0	2.0
	2009 - 2011	1,890	1,648	2.25	2.25
	2005 - 2011	1,214	1,211	2.5	2.5
	1985 - 2006	2,006	2,303	2.7	2.25
	2007 - 2011	1,010	1,025	2.75	2.75
	1999 - 2011	1,944	2,164	3.0	3.0
	1996 - 2009	633	721	3.5	3.5
	1994 - 1996	884	1,021	4.0 - 4.5	4.0 - 4.5

U.S.:	1956 - 2014	452	396	3.5 - 6.0	3.5 - 6.0
Total		$65,646	$69,136

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.8% in 2014, compared with 3.9% in 2013 and 4.0% in 2012; and for U.S. policies, 5.7% in 2014, compared with 5.8% in 2013 and 6.0% in 2012.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2014	2013	2012
Unpaid supplemental health claims, beginning of year	$3,537	$3,781	$3,749
Less reinsurance recoverables	9	10	0
Net balance, beginning of year	3,528	3,771	3,749
Add claims incurred during the year related to:
Current year	6,866	7,215	8,013
Prior years	(301)	(236)	(173)
Total incurred	6,565	6,979	7,840
Less claims paid during the year on claims incurred during:
Current year	4,532	4,834	5,453
Prior years	1,873	1,931	2,082
Total paid	6,405	6,765	7,535
Effect of foreign exchange rate changes on unpaid claims	(283)	(457)	(283)
Net balance, end of year	3,405	3,528	3,771
Add reinsurance recoverables	7	9	10
Unpaid supplemental health claims, end of year	3,412	3,537	3,781
Unpaid life claims, end of year	218	226	253
Total liability for unpaid policy claims	$3,630	$3,763	$4,034

The incurred claims development related to prior years reflects favorable development in the unpaid policy claims liability. This favorable development is primarily in our lines of business in Japan.

As of December 31, 2014 and 2013, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. These advanced premiums represented 80% of the December 31, 2014 and 82% of the December 31, 2013 unearned premiums balances.

As of December 31, 2014 and 2013, the largest component of the other policyholders' funds liability is our annuity line of business in Aflac Japan. Our annuities have fixed benefits and premiums. These annuities represented 98% of the December 31, 2014 and 93% of the December 31, 2013 other policyholders' funds liability.

8. REINSURANCE

Effective October 1, 2014 and September 30, 2013, we entered into coinsurance reinsurance transactions whereby we ceded 16.7% and 33.3%, respectively, of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. We recorded the gain related to these transactions as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The deferred profit liability of $820 million, as of December 31, 2014, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet and totaled $838 million as of December 31, 2014.

Effective December 31, 2014, we entered into a retrocession coinsurance reinsurance transaction whereby we assumed 8.35% of the reinsured hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business through our subsidiary CAIC. The agreement had no impact on the consolidated balance sheet and statement of operations as of December 31, 2014.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance for the years ended December 31.

(In millions)	2014	2013
Direct premium income	$19,412	$20,233
Ceded to other companies:
Ceded Aflac Japan closed medical block	(311)	(76)
Other	(39)	(34)
Assumed from other companies	10	12
Net premium income	$19,072	$20,135

Direct benefits and claims	$13,235	$13,903
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed medical block	(276)	(67)
Other	(27)	(31)
Assumed from other companies	5	8
Benefits and claims, net	$12,937	$13,813

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

9. NOTES PAYABLE
A summary of notes payable as of December 31 follows:

(In millions)	2014		2013
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	653	(1)	655	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	350	(2)	349	(2)
3.625% senior notes due June 2023	700		700
3.625% senior notes due November 2024	749	(2)	0
6.90% senior notes due December 2039	397	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	66		76
Yen-denominated Samurai notes:
1.47% notes paid July 2014 (principal amount 28.7 billion yen)	0		272
1.84% notes due July 2016 (principal amount 15.8 billion yen)	131		150
Variable interest rate notes paid July 2014 (1.30% in 2013, principal amount 5.5 billion yen)	0		52
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	83		95
3.00% loan due August 2015 (principal amount 5 billion yen)	41		48
Capitalized lease obligations payable through 2019	14		6
Total notes payable	$5,282		$4,897
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a ten-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. We entered into cross-currency interest rate swaps to reduce interest expense by converting the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into the swaps, we economically converted our $750 million liability into an 85.3 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.00% in yen.

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

In July 2011, the Parent Company issued three series of Samurai notes totaling 50 billion yen through a public debt offering. The first series, which totaled 28.7 billion yen, and the third series, which totaled 5.5 billion yen, were redeemed in July 2014. The second series, which totaled 15.8 billion yen, bears interest at a fixed rate of 1.84% per annum, payable semiannually, and has a five-year maturity. These Samurai notes are not available to U.S. persons.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2014, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2015	$424	$4	$428
2016	197	4	201
2017	650	3	653
2018	0	2	2
2019	850	1	851
Thereafter	3,150	0	3,150
Total	$5,271	$14	$5,285
In October 2014, the Parent Company and Aflac entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expense or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of December 31, 2014, we did not have any borrowings outstanding under our $100 million credit agreement. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015.

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of December 31, 2014, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of March 29, 2018, or the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2014. No events of default or defaults occurred during 2014 and 2013.

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2014:
Current	$995	$84	$1,079
Deferred	125	336	461
Total income tax expense	$1,120	$420	$1,540
2013:
Current	$934	$302	$1,236
Deferred	299	123	422
Total income tax expense	$1,233	$425	$1,658
2012:
Current	$513	$303	$816
Deferred	950	(330)	620
Total income tax expense	$1,463	$(27)	$1,436

Japan enacted an income tax rate reduction effective for fiscal years beginning after March 31, 2012. The rate was reduced to 33.3% effective April 1, 2012, and an additional reduction to 30.8% became effective January 1, 2015. The estimated reversal of the temporary differences resulted in a decrease to deferred taxes in Japan of $744 million and a corresponding increase in U.S. deferred taxes, due to the loss of foreign tax credits, of $744 million as of December 31, 2011. Based on the actual reversal pattern of these temporary differences, we revised our estimate of the impact of the tax rate reduction, resulting in an increase to deferred taxes in Japan of $374 million and a corresponding decrease in U.S. deferred taxes of $374 million as of December 31, 2012.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2014	2013	2012
Income taxes based on U.S. statutory rates	$1,572	$1,685	$1,506
Utilization of foreign tax credit	(32)	(37)	(53)
Nondeductible expenses	5	6	8
Other, net	(5)	4	(25)
Income tax expense	$1,540	$1,658	$1,436

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2014	2013	2012
Statements of earnings	$1,540	$1,658	$1,436
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(419)	253	363
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	2,237	(904)	904
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	19	19	(174)
Unrealized gains (losses) on derivatives during period	(3)	(4)	(8)
Pension liability adjustment during period	(31)	55	(7)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	1,803	(581)	1,078
Additional paid-in capital (exercise of stock options)	(7)	(8)	(12)
Total income taxes	$3,336	$1,069	$2,502

The tax effect on other comprehensive income (loss) shown in the table above included a deferred income tax expense of $614 million in 2013 and $492 million in 2012, related to certain dollar-denominated investments that Aflac Japan maintained on behalf of Aflac U.S. As discussed in Note 1, prior to October 1, 2013, there was no translation adjustment to record in pretax other comprehensive income for the portfolio when the yen/dollar exchange rate changed, however deferred tax expense or benefit associated with the foreign exchange translation gains or losses on these dollar-denominated investments is recognized in total income tax expense on other comprehensive income until the securities mature or are sold. Excluding the tax amounts for these dollar-denominated investments from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 31% in 2013 and 32% in 2012.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2014	2013
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,209	$2,406
Unrealized gains on investment securities	2,584	533
Premiums receivable	139	134
Policy benefit reserves	1,376	1,451
Depreciation	51	54
Other	20	22
Total deferred income tax liabilities	6,379	4,600
Deferred income tax assets:
Other basis differences in investment securities	1,331	1,129
Unfunded retirement benefits	16	16
Other accrued expenses	4	23
Policy and contract claims	99	111
Foreign currency loss on Japan branch	327	189
Deferred compensation	226	182
Capital loss carryforwards	26	514
Total deferred income tax assets	2,029	2,164
Net deferred income tax liability	4,350	2,436
Current income tax liability	943	1,282
Total income tax liability	$5,293	$3,718

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were non-life operating loss carryforwards of $18 million, $17 million, $2 million and $1 million expiring in 2031, 2032, 2033 and 2034, respectively, and no tax credit carryforwards available at December 31, 2014. The Company has capital loss carryforwards of $73 million available to offset capital gains, which expire in 2016.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal income tax returns for years before 2010 are no longer subject to examination. In Japan, the National Tax Agency (NTA) has completed exams through tax year 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2014	2013
Balance, beginning of year	$328	$401
Additions for tax positions of prior years	2	1
Reductions for tax positions of prior years	(21)	(74)
Balance, end of year	$309	$328

Included in the balance of the liability for unrecognized tax benefits at December 31, 2014, are $307 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $327 million at December 31, 2013. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million as of December 31, 2014, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $11 million in interest and penalties in 2014 and 2013, and $7 million in 2012. The Company has accrued approximately $30 million for the payment of interest and penalties as of December 31, 2014, compared with $26 million a year ago.

As of December 31, 2014, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.	SHAREHOLDERS' EQUITY
The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2014	2013	2012
Common stock - issued:
Balance, beginning of period	667,046	665,239	663,639
Exercise of stock options and issuance of restricted shares	1,086	1,807	1,600
Balance, end of period	668,132	667,046	665,239
Treasury stock:
Balance, beginning of period	207,633	197,453	197,329
Purchases of treasury stock:
Open market	19,660	13,212	1,948
Other	157	222	360
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,251)	(1,365)	(1,670)
Exercise of stock options	(391)	(1,734)	(387)
Other	(121)	(155)	(127)
Balance, end of period	225,687	207,633	197,453
Shares outstanding, end of period	442,445	459,413	467,786
Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2014	2013	2012
Anti-dilutive share-based awards	1,215	2,198	5,880
The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2014	2013	2012
Weighted-average outstanding shares used for calculating basic EPS	451,204	464,502	466,868
Dilutive effect of share-based awards	2,796	2,906	2,419
Weighted-average outstanding shares used for calculating diluted EPS	454,000	467,408	469,287

Share Repurchase Program: During 2014, we purchased 19.7 million shares of our common stock in the open market, compared with 13.2 million shares in 2013 and 1.9 million shares in 2012. As of December 31, 2014, a remaining balance of 29.6 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.
Reclassifications from Accumulated Other Comprehensive Income
The table below is a reconciliation of accumulated other comprehensive income by component for the years ended December 31.

Changes in Accumulated Other Comprehensive Income

2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income before reclassification	(1,036)	3,672	(14)	(44)	2,578
Amounts reclassified from accumulated other comprehensive income	0	(35)	0	(1)	(36)
Net current-period other comprehensive income	(1,036)	3,637	(14)	(45)	2,542
Balance, end of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
All amounts in the table above are net of tax.

2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income before reclassification	(1,833)	(1,499)	(7)	92	(3,247)
Amounts reclassified from accumulated other comprehensive income	(5)	(36)	0	10	(31)
Net current-period other comprehensive income	(1,838)	(1,535)	(7)	102	(3,278)
Balance, end of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
All amounts in the table above are net of tax.
The table below summarizes the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$57	Sales and redemptions
	(3)	Other-than-temporary impairment losses realized
	54	Total before tax
	(19)	Tax (expense) or benefit(1)
	$35	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	17	Acquisition and operating expenses(2)
	(1)	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$36	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 14 for additional details).

(In millions)	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$7	Sales and redemptions
	(2)	Tax (expense) or benefit(1)
	$5	Net of tax
Unrealized gains (losses) on available-for-sale securities	$255	Sales and redemptions
	(199)	Other-than-temporary impairment losses realized
	56	Total before tax
	(20)	Tax (expense) or benefit(1)
	$36	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(19)	Acquisition and operating expenses(2)
Prior service (cost) credit	4	Acquisition and operating expenses(2)
	5	Tax (expense) or benefit(1)
	$(10)	Net of tax
Total reclassifications for the period	$31	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 14 for additional details).

12. SHARE-BASED COMPENSATION
As of December 31, 2014, the Company has outstanding share-based awards under two long-term incentive compensation plans.
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
The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2014, approximately 11.2 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2014	2013	2012
Impact on earnings from continuing operations	$41	$37	$37
Impact on earnings before income taxes	41	37	37
Impact on net earnings	28	25	26
Impact on net earnings per share:
Basic	$.06	$.05	$.06
Diluted	.06	.05	.06

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $16.24 per share for 2014, compared with $14.25 for 2013 and $16.84 in 2012. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2014	2013	2012
Expected term (years)	6.3	6.6	6.5
Expected volatility	30.0%	34.0%	38.0%
Annual forfeiture rate	2.7	1.6	1.6
Risk-free interest rate	2.8	1.8	2.1
Dividend yield	2.3	2.6	1.3

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2011	14,563	$42.76
Granted in 2012	784	47.25
Canceled in 2012	(134)	48.59
Exercised in 2012	(2,476)	32.27
Outstanding at December 31, 2012	12,737	45.00
Granted in 2013	703	52.86
Canceled in 2013	(179)	44.79
Exercised in 2013	(3,281)	40.52
Outstanding at December 31, 2013	9,980	47.03
Granted in 2014	678	61.81
Canceled in 2014	(115)	52.01
Exercised in 2014	(1,236)	41.04
Outstanding at December 31, 2014	9,307	$48.84

(In thousands of shares)	2014	2013	2012
Shares exercisable, end of year	7,497	8,042	10,635

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99	-	$43.07	2,028	3.8	$34.46	1,945	$34.20
43.28	-	47.25	2,144	3.1	45.93	2,046	45.93
47.33	-	51.91	1,883	5.4	48.97	1,109	48.86
52.14	-	61.81	2,479	4.5	58.65	2,296	58.79
61.84	-	67.67	773	8.5	62.85	101	64.63
$14.99	-	$67.67	9,307	4.5	$48.84	7,497	$47.51
The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $61.09 as of December 31, 2014, for those awards that have an exercise price currently below the closing price. As of December 31, 2014, the aggregate intrinsic value of stock options outstanding was $116 million, with a weighted-average remaining term of 4.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $103 million, with a weighted-average remaining term of 3.6 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2014	2013	2012
Total intrinsic value of options exercised	$25	$66	$41
Cash received from options exercised	39	113	35
Tax benefit realized as a result of options exercised and restricted stock releases	17	30	24

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2011	1,350	$40.92
Granted in 2012	637	48.18
Canceled in 2012	(56)	48.22
Vested in 2012	(568)	26.13
Restricted stock at December 31, 2012	1,363	50.19
Granted in 2013	782	52.77
Canceled in 2013	(56)	48.63
Vested in 2013	(418)	47.49
Restricted stock at December 31, 2013	1,671	52.12
Granted in 2014	584	62.12
Canceled in 2014	(27)	52.66
Vested in 2014	(348)	56.95
Restricted stock at December 31, 2014	1,880	$54.33

As of December 31, 2014, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $45 million, of which $20 million (849 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.2 years. There are no other contractual terms covering restricted stock awards once vested.

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

•
Aflac utilized book value accounting for certain guaranteed separate account funding agreements instead of fair value accounting as required by SAP. The underlying separate account assets had an unrealized gain of $35 million as of December 31, 2013. In June 2014, the guaranteed separate account funding agreements were settled and at that time, Aflac's separate account assets were transferred to the general account.

A reconciliation of Aflac's capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2014	2013
Capital and surplus, Nebraska state basis	$10,839	$9,630
State Permitted Practice:
Refundable lease deposits – Japan	(36)	(41)
Separate Account Funding Agreements	0	35
Capital and surplus, NAIC basis	$10,803	$9,624
As of December 31, 2014, Aflac's capital and surplus significantly exceeded the required company action level capital and surplus of $1.2 billion. As determined on a U.S. statutory accounting basis, Aflac's net income was $2.4 billion in 2014 and 2013 and $2.3 billion in 2012.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of the Japan branch, based on Japanese regulatory accounting practices, was $5.6 billion at December 31, 2014, compared with $4.2 billion at December 31, 2013. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; deferred income tax liabilities are recognized on a different basis; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as “policy reserve matching bonds,” or “PRM.”

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2015 in excess of $2.4 billion would require such approval. Aflac declared dividends of $1.5 billion during 2014.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2014	2013	2012	2014	2013	2012
Profit repatriation	$1,704	$771	$422	181.4	76.8	33.1

We had entered into foreign exchange forwards and options as part of an economic hedge on 52.5 billion yen of profit repatriation received in July 2014 and 50.0 billion yen of repatriation received in December 2014, resulting in $7 million and $45 million of additional funds received, respectively, when the yen was exchanged into dollars. As of December 31, 2014, we had foreign exchange forwards as part of a hedging strategy on 157.5 billion yen of future profit repatriation.

14. BENEFIT PLANS
Pension and Other Postretirement Plans
We have funded defined benefit plans in Japan and the United States, which cover substantially all of our full-time employees. Additionally, we maintain non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees. Effective October 1, 2013, the U.S. tax-qualified defined benefit plan was frozen to new employees hired on or after October 1, 2013 and to employees rehired on or after October 1, 2013. During the fourth quarter of 2013, active participants in this plan were given the option to exit the benefit plan and receive a nonelective 401(k) employer contribution. Additionally, effective January 1, 2015, the U.S. non-qualified supplemental retirement plan was frozen to new participants.

We provide certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents ("other postretirement benefits"). The health care plan is contributory and unfunded. On October 1, 2013, a change was made to postretirement medical benefits to limit the eligibility for the benefits beginning January 1, 2014 to include the following: (1) active employees whose age plus service, in years, equals or exceeds 80 (rule of 80); (2) active employees who are age 55 or older and have met the 15 years of service requirement; (3) active employees who will meet the rule of 80 in the next five years; (4) active employees who are age 55 or older and who will meet the 15 years of service requirement within the next five years; and (5) current retirees. Effective October 1, 2013, this change was accounted for as a negative plan amendment and resulted in a reduction to the postretirement benefit obligation of approximately $51 million, with an offset to accumulated other comprehensive income (AOCI). Starting in the fourth quarter of 2013, this reduction is being amortized as a reduction to net periodic benefit cost over three years. The postretirement plan obligation was remeasured using a discount rate of 4.75% as of October 1, 2013. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

Information with respect to our benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2014	2013	2014	2013	2014		2013
Projected benefit obligation:
Benefit obligation, beginning of year	$270	$313	$601	$613	$46		$98
Service cost	15	16	20	22	1		5
Interest cost	9	10	38	23	2		3
Plan amendments	0	0	0	(4)	0		(51)
Actuarial (gain) loss	21	(3)	74	(37)	(3)		(7)
Benefits and expenses paid	(9)	(8)	(16)	(16)	(2)		(2)
Effect of foreign exchange rate changes	(39)	(58)	0	0	0		0
Benefit obligation, end of year	267	270	717	601	44		46

Plan assets:
Fair value of plan assets, beginning of year	182	187	313	261	0		0
Actual return on plan assets	12	13	26	39	0		0
Employer contributions	24	26	18	29	2		2
Benefits and expenses paid	(9)	(8)	(16)	(16)	(2)		(2)
Effect of foreign exchange rate changes	(26)	(36)	0	0	0		0
Fair value of plan assets, end of year	183	182	341	313	0		0
Funded status of the plans(1)	$(84)	$(88)	$(376)	$(288)	$(44)		$(46)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$40	$33	$167	$111	$19		$25
Prior service (credit) cost	(2)	(2)	(4)	(4)	(28)		(45)
Transition obligation	0	1	0	0	0		0
Total included in accumulated other comprehensive income	$38	$32	$163	$107	$(9)		$(20)
Accumulated benefit obligation	$235	$239	$611	$514	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2014		2013		2012		2014		2013		2012		2014		2013		2012
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	2.25%		2.25%		2.25%		4.75%		4.25%		4.75%		4.75%		4.25%		4.75%
Discount rate - benefit obligations	1.75		2.25		2.25		4.50		4.75		4.25		4.50		4.75		4.25
Expected long-term return on plan assets	2.00		2.00		2.50		7.50		7.50		7.50		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	5.70	(2)	6.40	(2)	5.70	(2)
(1) Not applicable
(2)For the years 2014, 2013 and 2012, the health care cost trend rates are expected to trend down to 4.6% in 78 years, 4.6% in
78 years, and 4.7% in 79 years, respectively.

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

We base our assumption for the long-term rate of return on assets on historical trends (10-year or longer historical rates of return for the Japanese plan assets and 15-year historical rates of return for the U.S. plan assets), expected future market movement, as well as the portfolio mix of securities in the asset portfolio including, but not limited to, style, class and equity and fixed income allocations. In addition, our consulting actuaries evaluate our assumptions for long-term rates of return under Actuarial Standards of Practice (ASOP). Under the ASOP, the actual portfolio type, mix and class is modeled to determine a best estimate of the long-term rate of return. We in turn use those results to further validate our own assumptions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2014:

(In millions)
One percentage point increase:
Increase in total service and interest costs	$0
Increase in postretirement benefit obligation	3

One percentage point decrease:
Decrease in total service and interest costs	$0
Decrease in postretirement benefit obligation	2
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statements of earnings for the years ended December 31, included the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$15	$16	$18	$20	$22	$18	$1	$5	$6
Interest cost	9	10	7	38	23	24	2	3	4
Expected return on plan assets	(4)	(3)	(4)	(20)	(17)	(16)	0	0	0
Amortization of net actuarial loss	1	2	3	11	15	11	3	2	1
Amortization of prior service cost (credit)	0	0	0	0	0	0	(17)	(4)	0
Net periodic (benefit) cost	$21	$25	$24	$49	$43	$37	$(11)	$6	$11

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Net actuarial loss (gain)	$12	$(14)	$(10)	$67	$(59)	$45	$(3)	$(7)	$5
Amortization of net actuarial loss	(1)	(2)	(3)	(11)	(15)	(11)	(3)	(2)	(1)
Prior service cost (credit)	0	0	0	0	(4)	(1)	0	(51)	2
Amortization of prior service cost	0	0	0	0	0	0	17	4	0
Total	$11	$(16)	$(13)	$56	$(78)	$33	$11	$(56)	$6

Prior service credits of $51 million were incurred in 2013 for the plan amendment related to the change in eligibility for postretirement medical benefits mentioned above. No transition obligations arose during 2014, and the transition obligations amortized to expense were immaterial for the years ended December 31, 2014, 2013 and 2012. Amortization of actuarial losses to expense in 2015 is estimated to be $1 million for the Japanese plans, $15 million for the U.S. plans and $2 million for the other postretirement benefits plan. Amortization of prior service credits in 2015 is estimated to be $17 million for the other postretirement benefits plan due to the negative plan amendment in 2013. The amortization of prior service costs and credits for other plans and transition obligations for all plans is expected to be negligible in 2015.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2015	$7	$20	$2
2016	11	21	2
2017	8	28	3
2018	7	26	3
2019	9	27	4
2020-2024	63	159	22

Funding

We plan to make contributions of $19 million to the Japanese funded defined benefit plan and $10 million to the U.S. funded defined benefit plan in 2015. The funding policy for our non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for our funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2014 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	0%	40%
International equities	15	20
Fixed income securities	70	40
Other	15	0
Total	100%	100%

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy, except cash and cash equivalents which are classified as Level 1.

(In millions)	2014	2013
Japan pension plan assets:
International equity securities	$34	$34
Fixed income securities:
Japanese bonds	72	60
International bonds	44	43
Mutual funds	0	21
Insurance contracts	22	24
Cash and cash equivalents	11	0
Total	$183	$182

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2014	2013
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$116	$110
Mid cap equity funds	14	19
Real estate equity funds	10	9
International equity funds	61	68
Fixed income bond funds	136	103
Aflac Incorporated common stock	4	4
Total	$341	$313

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

401(k) Plan

The Company sponsors a 401(k) plan in which we match a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2014, 2013, and 2012, provided matching contributions by the Company of 50% of each employee's contributions which were not in excess of 6% of the employee's annual cash compensation.

On January 1, 2014, the Company began providing a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who elected to opt out of the future benefits of the U.S. defined benefit plan during the election period provided during the fourth quarter of 2013 and for new U.S. employees who started working for the Company after September 30, 2013.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $7 million in 2014 and $5 million in both 2013 and 2012. The plan trustee held approximately two million shares of our common stock for plan participants at December 31, 2014.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $36 million in 2014, compared with $38 million in 2013 and 2012.
15. COMMITMENTS AND CONTINGENT LIABILITIES
We have three outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations and support for Aflac Japan. It has a remaining term of one year and an aggregate remaining cost of 4.8 billion yen ($40 million using the December 31, 2014, exchange rate). The second agreement provides distributed mid-range server computer operations and support for Aflac Japan. It has a remaining term of one year and an aggregate remaining cost of 3.9 billion yen ($32 million using the December 31, 2014, exchange rate). The third agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of 4.4 billion yen ($36 million using the December 31, 2014, exchange rate).

We have an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of three years with an aggregate remaining cost of 3.8 billion yen ($31 million using the December 31, 2014, exchange rate).

We have two outsourcing agreement with information technology and data services companies to provide application maintenance and development services for our Japanese operation. The first agreement has a remaining term of two years with an aggregate remaining cost of 2.3 billion yen ($19 million using the December 31, 2014, exchange rate). The second agreement has a remaining term of three years with an aggregate remaining cost of 2.3 billion yen ($19 million using the December 31, 2014, exchange rate).

We lease office space and equipment under agreements that expire in various years through 2022. Future minimum lease payments due under non-cancelable operating leases at December 31, 2014, were as follows:

(In millions)
2015	$55
2016	29
2017	19
2018	11
2019	7
Thereafter	8
Total future minimum lease payments	$129

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

(In millions, except for per-share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net premium income	$4,854	$4,888	$4,841	$4,489
Net investment income	827	843	841	808
Realized investment gains (losses)	(46)	102	16	143
Other income	5	5	38	74
Total revenues	5,640	5,838	5,736	5,514
Total benefits and expenses	4,536	4,600	4,662	4,439
Earnings before income taxes	1,104	1,238	1,074	1,075
Total income tax	372	428	368	372
Net earnings	$732	$810	$706	$703
Net earnings per basic share	$1.61	$1.79	$1.56	$1.57
Net earnings per diluted share	1.60	1.78	1.56	1.57
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net premium income	$5,184	$5,013	$5,028	$4,910
Net investment income	833	813	821	826
Realized investment gains (losses)	156	201	22	20
Other income	35	17	15	45
Total revenues	6,208	6,044	5,886	5,801
Total benefits and expenses	4,847	4,686	4,817	4,773
Earnings before income taxes	1,361	1,358	1,069	1,028
Total income tax	469	469	367	353
Net earnings	$892	$889	$702	$675
Net earnings per basic share	$1.91	$1.91	$1.51	$1.46
Net earnings per diluted share	1.90	1.90	1.50	1.45
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

17. SUBSEQUENT EVENTS

Subsequent to December 31, 2014, in the execution of planned investment portfolio diversification, we expanded our investments in bank loans, high yield corporate bonds and middle market loans. We increased the allocation to our bank loan investment program by approximately $750 million, of which approximately $700 million has been funded; our high yield corporate bonds program by approximately $500 million, of which approximately $135 million has been funded; and our middle market loan program by approximately $300 million, of which approximately $5 million has been funded. The Company is beginning to invest in high yield corporate bonds and middle market loans as new as set classes that help diversify the investment portfolio within the guidelines of our strategic asset allocation model.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2014 and 2013.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 19, 2015, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

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
Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2014 Summary Compensation Table; 2014 Grants of Plan-Based Awards; 2014 Outstanding Equity Awards at Fiscal Year-End; 2014 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and The Audit Committee

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		79
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2014		81
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2014		82
		Consolidated Balance Sheets as of December 31, 2014 and 2013		83
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2014		85
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014		86
		Notes to the Consolidated Financial Statements		87
		Unaudited Consolidated Quarterly Financial Data		162

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		171
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014	172
		Schedule III -	Supplementary Insurance Information as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014	178
		Schedule IV-	Reinsurance for each of the years in the three-year period ended December 31, 2014	179

	3.	EXHIBIT INDEX

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
Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 7, 2014, Exhibit 4.1 (File No. 001-07434)

	4.11	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee - incorporated by reference from Form 8-K dated October 1, 2012, Exhibit 4.1 (File No. 001-07434).

	4.12	-
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

10.4*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009
10.5*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.9 (File No. 001-07434).
10.6*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 – incorporated by reference from Form 10-Q for June 30, 2009, Exhibit 10.4 (File No. 001-07434).
10.7*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan dated June 1, 2009 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.6 (File No. 001-07434).
10.8*	-
Third Amendment to the Aflac Incorporated Executive Deferred Compensation Plan effective
July 1, 2014 - incorporated by reference from Form 10-Q for September 30, 2014, Exhibit 10.7 (File No. 001-07434).

10.9*	-	Aflac Incorporated Amended and Restated 2009 Management Incentive Plan – incorporated by reference from the 2008 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.10*	-
First Amendment to the Aflac Incorporated Amended and Restated 2009 Management Incentive Plan, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.11 (File No. 001-07434).

10.11*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.13*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.14*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.15*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.16*	-
Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.17*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.18*	-
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.16 (File No. 001-07434).

10.19*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.17 (File No. 001-07434).

10.20*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.18 (File No. 001-07434).

10.21*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.19 (File No. 001-07434).

10.22*	-
U.S. Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.20 (File No. 001-07434).

10.23*	-
Japan Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.21 (File No. 001-07434).

10.24*	-
Notice of time based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.25*	-
Notice of performance based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.23 (File No. 001-07434).

10.26*	-
U.S. Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.24 (File No. 001-07434).

10.27*	-
Japan Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.25 (File No. 001-07434).

10.28*	-
U.S. Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.26 (File No. 001-07434).

10.29*	-
Japan Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.27 (File No. 001-07434).

10.30*	-
U.S. Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28 (File No. 001-07434).

10.31*	-
Japan Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29 (File No. 001-07434).

10.32*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.33*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.34*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, dated August 1, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.4 (File No. 001-07434).
10.35*	-	Amendment to Aflac Incorporated Employment Agreement with Daniel P. Amos, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.32 (File No. 001-07434).
10.36*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated February 14, 1992, and as amended November 12, 1993 – incorporated by reference from 1993 Form 10-K, Exhibit 10.6 (File No. 001-07434).

10.37*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.39*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.40*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.41*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).
10.42*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated March 7, 2012 - incorporated by reference from Form 10-Q for March 31, 2012, Exhibit 10.36 (File No. 001-07434).
10.43*	-	Aflac Incorporated Employment Agreement with Tohru Tonoike, effective February 1, 2007 – incorporated by reference from 2008 Form 10-K, Exhibit 10.41 (File No. 001-07434).
10.44*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.36 (File No. 001-07434).
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Tohru Tonoike, dated October 8, 2012 – incorporated by reference from 2012 Form 10-K, Exhibit 10.40 (File No. 001-07434).
10.46*	-	Aflac Incorporated Employment Agreement with Eric Kirsch, effective November 1, 2011 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.47 (File No. 001-07434).

	10.47*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 10, 2012 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.48 (File No. 001-07434).
	10.48*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated January 1, 2014 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.49 (File No. 001-07434).
	10.49*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 31, 2014.
	11	-	Statement regarding the computation of per-share earnings for the Registrant.
	12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
	21	-	Subsidiaries.
	23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
-
Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327 and 333-161269 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-200570 with respect to the Aflac Incorporated Market Director Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-197984 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-181089 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 26, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 26, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 26, 2015, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
	101.INS	-	XBRL Instance Document.(2)
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 - option 3
(2)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

Under date of February 26, 2015, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Atlanta, Georgia
February 26, 2015

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2014	2013	2012
Revenues:
Dividends from subsidiaries(1)	$1,483	$962	$0
Management and service fees from subsidiaries(1)	272	292	249
Net investment income	13	11	20
Interest from subsidiaries(1)	6	7	7
Realized investment gains (losses)	45	10	1
Change in fair value of the cross-currency interest rate swaps	314	274	154
Other income (loss)	(11)	1	(7)
Total revenues	2,122	1,557	424
Operating expenses:
Interest expense	243	208	184
Other operating expenses	88	79	72
Total operating expenses	331	287	256
Earnings before income taxes and equity in undistributed earnings of subsidiaries	1,791	1,270	168
Income tax expense (benefit):
Current	1	0	1
Deferred	120	98	50
Total income taxes	121	98	51
Earnings before equity in undistributed earnings of subsidiaries	1,670	1,172	117
Equity in undistributed earnings of subsidiaries(1)	1,281	1,986	2,749
Net earnings	$2,951	$3,158	$2,866
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2014	2013	2012
Net earnings	$2,951	$3,158	$2,866
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during period - parent only	39	48	95
Equity in unrealized foreign currency translation gains (losses) of subsidiaries during period	(1,494)	(1,636)	(382)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period - parent only	9	(12)	15
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries during period	5,938	(2,350)	1,645
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	(54)	(56)	497
Unrealized gains (losses) on derivatives during period	(17)	(10)	(22)
Pension liability adjustment during period	(76)	157	(20)
Total other comprehensive income (loss) before income taxes	4,345	(3,859)	1,828
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,803	(581)	1,078
Other comprehensive income (loss), net of income taxes	2,542	(3,278)	750
Total comprehensive income (loss)	$5,493	$(120)	$3,616
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2014	2013
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $419 in 2014 and $322 in 2013)	$437	$332
Investments in subsidiaries(1)	21,430	17,678
Other investments	24	313
Cash and cash equivalents	1,638	1,081
Total investments and cash	23,529	19,404
Due from subsidiaries(1)	116	128
Other assets	766	464
Total assets	$24,411	$19,996

Liabilities and shareholders' equity:
Liabilities:
Income taxes	$6	$(120)
Employee benefit plans	282	246
Notes payable	5,285	4,910
Other liabilities	491	340
Total liabilities	6,064	5,376
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2014 and 2013; issued 668,132 shares in 2014 and 667,046 shares in 2013	67	67
Additional paid-in capital	1,711	1,644
Retained earnings	22,156	19,885
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	(2,541)	(1,505)
Unrealized gains (losses) on investment securities	4,672	1,035
Unrealized gains (losses) on derivatives	(26)	(12)
Pension liability adjustment	(126)	(81)
Treasury stock, at average cost	(7,566)	(6,413)
Total shareholders' equity	18,347	14,620
Total liabilities and shareholders' equity	$24,411	$19,996
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$2,951	$3,158	$2,866
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries(1)	(1,281)	(1,986)	(2,749)
Change in income tax liabilities	115	155	111
Other, net	(72)	11	(242)
Net cash provided (used) by operating activities	1,713	1,338	(14)
Cash flows from investing activities:
Fixed maturity securities sold	38	8	13
Fixed maturity securities purchased	(105)	(206)	(26)
Other investments sold (purchased)	290	(298)	(3)
Net cash provided (used) by investing activities	223	(496)	(16)
Cash flows from financing activities:
Purchases of treasury stock	(1,210)	(813)	(118)
Proceeds from borrowings	750	700	1,506
Principal payments under debt obligations	(335)	0	(380)
Dividends paid to shareholders	(654)	(635)	(603)
Treasury stock reissued	33	88	70
Proceeds from exercise of stock options	23	41	21
Net change in amount due to/from subsidiaries(1)	14	28	(21)
Net cash provided (used) by financing activities	(1,379)	(591)	475
Net change in cash and cash equivalents	557	251	445
Cash and cash equivalents, beginning of period	1,081	830	385
Cash and cash equivalents, end of period	$1,638	$1,081	$830
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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2014		2013
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	653	(1)	655	(1)
8.50% senior notes due May 2019	850		850
4.00% senior notes due February 2022	350	(2)	349	(2)
3.625% senior notes due June 2023	700		700
3.625% senior notes due November 2024	749		0
6.90% senior notes due December 2039	397	(2)	396	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 10 billion yen)	83		95
Yen-denominated Samurai notes:
1.47% notes paid July 2014 (principal amount 28.7 billion yen)	0		272
1.84% notes due July 2016 (principal amount 15.8 billion yen)	131		150
Variable interest rate notes paid July 2014 (1.30% in 2013, principal amount 5.5 billion yen)	0		52
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	83		95
3.00% loan due August 2015 (principal amount 5 billion yen)	41		48
Total notes payable	$5,285		$4,910
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

During 2009, Aflac Japan bought on the open market 2.0 billion yen of yen-denominated Uridashi notes issued by the Parent Company which are outstanding as of December 31, 2014. In consolidation, those notes have been extinguished; however, they remain an outstanding liability for the Parent Company until their maturity date.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2014, are as follows:

(In millions)
2015	$424
2016	214
2017	650
2018	0
2019	850
Thereafter	3,150
Total	$5,288

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.

(B) Derivatives
At December 31, 2014, the Parent Company's outstanding freestanding derivative contracts were swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with our senior notes due in February 2017, February 2022, June 2023 and November 2024, and subordinated debentures due in September 2052. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2014	2013	2012
Interest paid	$241	$205	$181
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	26	25	25

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2014:
Aflac Japan	$5,211	$60,036	$8,509	$6,030
Aflac U.S.	3,062	9,239	117	0
All other	0	1	0	1
Total	$8,273	$69,276	$8,626	$6,031
2013:
Aflac Japan	$5,819	$64,122	$10,520	$5,660
Aflac U.S.	2,979	8,775	122	201
All other	0	2	0	0
Total	$8,798	$72,899	$10,642	$5,861
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2014:
Aflac Japan	$13,861	$2,662	$10,084	$649	$2,364	$13,352
Aflac U.S.	5,211	645	2,853	459	1,474	5,198
All other	0	12	0	0	354	0
Total	$19,072	$3,319	$12,937	$1,108	$4,192	$18,550
2013:
Aflac Japan	$14,982	$2,651	$10,924	$641	$2,495	$15,960
Aflac U.S.	5,153	632	2,889	433	1,431	5,144
All other	0	10	0	0	310	0
Total	$20,135	$3,293	$13,813	$1,074	$4,236	$21,104
2012:
Aflac Japan	$17,151	$2,845	$12,496	$716	$2,937	$23,662
Aflac U.S.	4,996	613	2,834	400	1,397	4,988
All other	1	15	0	1	281	0
Total	$22,148	$3,473	$15,330	$1,117	$4,615	$28,650
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2014:
Life insurance in force	$144,374	$3,298	$0	$141,076	0%
Premiums:
Health insurance	$14,648	$339	$10	$14,319	0%
Life insurance	4,764	11	0	4,753	0
Total earned premiums	$19,412	$350	$10	$19,072	0%
2013:
Life insurance in force	$157,022	$3,245	$0	$153,777	0%
Premiums:
Health insurance	$15,393	$98	$12	$15,307	0%
Life insurance	4,840	12	0	4,828	0
Total earned premiums	$20,233	$110	$12	$20,135	0%
2012:
Life insurance in force	$173,791	$3,867	$0	$169,924	0%
Premiums:
Health insurance	$17,541	$19	$14	$17,536	0%
Life insurance	4,626	14	0	4,612	0
Total earned premiums	$22,167	$33	$14	$22,148	0%
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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 26, 2015
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 26, 2015
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Kriss Cloninger III	President, Chief Financial Officer,	February 26, 2015
(Kriss Cloninger III)	Treasurer and Director

/s/ June Howard	Senior Vice President, Financial Services;	February 26, 2015
(June Howard)	Chief Accounting Officer

/s/ Paul S. Amos II	Director	February 26, 2015
(Paul S. Amos II)

/s/ W. Paul Bowers	Director	February 26, 2015
(W. Paul Bowers)

/s/ Elizabeth J. Hudson	Director	February 26, 2015
(Elizabeth J. Hudson)

/s/ Douglas W. Johnson	Director	February 26, 2015
(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 26, 2015
(Robert B. Johnson)

/s/ Thomas J. Kenny	Director	February 26, 2015
(Thomas J. Kenny)

/s/ Charles B. Knapp	Director	February 26, 2015
(Charles B. Knapp)

/s/ Barbara K. Rimer	Director	February 26, 2015
(Barbara K. Rimer)

/s/ Melvin T. Stith	Director	February 26, 2015
(Melvin T. Stith)

/s/ David G. Thompson	Director	February 26, 2015
(David G. Thompson)

/s/ Takuro Yoshida	Director	February 26, 2015
(Takuro Yoshida)