Form 10-Q
period 2015-03-31
AFLAC INC
filed 2015-05-01
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 24, 2015
Common Stock, $.10 Par Value	433,884,327

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2015

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2015, and 2014, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2015, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2015, and 2014. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia
May 1, 2015

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2015	2014
Revenues:
Net premiums, principally supplemental health insurance	$4,432	$4,854
Net investment income	782	827
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(6)	(3)
Sales and redemptions	68	41
Derivative and other gains (losses)	(49)	(84)
Total realized investment gains (losses)	13	(46)
Other income	(1)	5
Total revenues	5,226	5,640
Benefits and expenses:
Benefits and claims, net	2,952	3,220
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	277	294
Insurance commissions	330	366
Insurance expenses	530	534
Interest expense	83	80
Other operating expenses	41	42
Total acquisition and operating expenses	1,261	1,316
Total benefits and expenses	4,213	4,536
Earnings before income taxes	1,013	1,104
Income taxes	350	372
Net earnings	$663	$732
Net earnings per share:
Basic	$1.52	$1.61
Diluted	1.51	1.60
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	437,306	454,731
Diluted	439,927	457,699
Cash dividends per share	$.39	$.37
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2015	2014
Net earnings	$663	$732
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	9	(57)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	593	1,399
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(50)	(2)
Unrealized gains (losses) on derivatives during period	(4)	(1)
Pension liability adjustment during period	0	(1)
Total other comprehensive income (loss) before income taxes	548	1,338
Income tax expense (benefit) related to items of other comprehensive income (loss)	195	468
Other comprehensive income (loss), net of income taxes	353	870
Total comprehensive income (loss)	$1,016	$1,602
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	March 31, 2015 (Unaudited)	December 31, 2014
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $56,098 in 2015 and $55,365 in 2014)	$62,652	$61,407
Fixed maturities - consolidated variable interest entities (amortized cost $3,511 in 2015 and $3,020 in 2014)	4,667	4,166
Perpetual securities (amortized cost $1,903 in 2015 and $2,035 in 2014)	2,128	2,240
Perpetual securities - consolidated variable interest entities (amortized cost $406 in 2015 and $405 in 2014)	432	429
Equity securities (cost $19 in 2015 and 2014)	28	28
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $38,019 in 2015 and $38,413 in 2014)	34,179	34,159
Fixed maturities - consolidated variable interest entities (fair value $83 in 2015 and $84 in 2014)	83	83
Other investments	179	171
Cash and cash equivalents	4,363	4,658
Total investments and cash	108,711	107,341
Receivables	700	842
Accrued investment income	728	762
Deferred policy acquisition costs	8,319	8,273
Property and equipment, at cost less accumulated depreciation	428	429
Other (1)	2,515	2,120
Total assets	$121,401	$119,767
(1) Includes $110 in 2015 and $106 in 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	March 31, 2015 (Unaudited)	December 31, 2014
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$67,292	$65,646
Unpaid policy claims	3,673	3,630
Unearned premiums	8,460	8,626
Other policyholders’ funds	6,139	6,031
Total policy liabilities	85,564	83,933
Income taxes	5,322	5,293
Payables for return of cash collateral on loaned securities	2,615	2,193
Notes payable	6,282	5,282
Other (2)	2,981	4,719
Commitments and contingent liabilities (Note 11)
Total liabilities	102,764	101,420
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2015 and 2014; issued 668,854 shares in 2015 and 668,132 shares in 2014	67	67
Additional paid-in capital	1,745	1,711
Retained earnings	22,648	22,156
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,540)	(2,541)
Unrealized gains (losses) on investment securities	5,026	4,672
Unrealized gains (losses) on derivatives	(28)	(26)
Pension liability adjustment	(126)	(126)
Treasury stock, at average cost	(8,155)	(7,566)
Total shareholders’ equity	18,637	18,347
Total liabilities and shareholders’ equity	$121,401	$119,767
(2) Includes $392 in 2015 and $318 in 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2015	2014
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,711	1,644
Exercise of stock options	17	6
Share-based compensation	7	5
Gain (loss) on treasury stock reissued	10	12
Balance, end of period	1,745	1,667
Retained earnings:
Balance, beginning of period	22,156	19,885
Net earnings	663	732
Dividends to shareholders	(171)	(170)
Balance, end of period	22,648	20,447
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,979	(563)
Unrealized foreign currency translation gains (losses) during period, net of income taxes	1	(37)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	354	909
Unrealized gains (losses) on derivatives during period, net of income taxes	(2)	(1)
Pension liability adjustment during period, net of income taxes	0	(1)
Balance, end of period	2,332	307
Treasury stock:
Balance, beginning of period	(7,566)	(6,413)
Purchases of treasury stock	(610)	(421)
Cost of shares issued	21	22
Balance, end of period	(8,155)	(6,812)
Total shareholders’ equity	$18,637	$15,676
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2015	2014
Cash flows from operating activities:
Net earnings	$663	$732
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	141	171
Increase in deferred policy acquisition costs	(29)	(26)
Increase in policy liabilities	835	978
Change in income tax liabilities	(156)	(320)
Realized investment (gains) losses	(13)	46
Other, net	19	34
Net cash provided (used) by operating activities	1,460	1,615
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	484	677
Fixed maturities matured or called	66	222
Perpetual securities matured or called	156	0
Securities held to maturity:
Fixed maturities matured or called	85	4,450
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(1,442)	(4,597)
Other investments, net	(7)	143
Settlement of derivatives, net	(1,983)	(320)
Cash received (pledged or returned) as collateral, net	503	(2,677)
Other, net	60	(21)
Net cash provided (used) by investing activities	(2,078)	(2,123)
Cash flows from financing activities:
Purchases of treasury stock	(610)	(421)
Proceeds from borrowings	989	0
Dividends paid to shareholders	(165)	(163)
Change in investment-type contracts, net	84	536
Treasury stock reissued	13	16
Other, net	11	0
Net cash provided (used) by financing activities	322	(32)
Effect of exchange rate changes on cash and cash equivalents	1	(9)
Net change in cash and cash equivalents	(295)	(549)
Cash and cash equivalents, beginning of period	4,658	2,543
Cash and cash equivalents, end of period	$4,363	$1,994
Supplemental disclosures of cash flow information:
Income taxes paid	$517	$699
Interest paid	47	51
Noncash interest	36	30
Impairment losses included in realized investment losses	6	3
Noncash financing activities:
Treasury stock issued for:
Associate stock bonus	8	7
Shareholder dividend reinvestment	6	7
Share-based compensation grants	4	4
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% and 75% of the Company's total revenues in the three-month periods ended March 31, 2015, and 2014, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 82% at March 31, 2015 and December 31, 2014.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2015 and December 31, 2014, the consolidated statements of earnings, comprehensive income (loss), shareholder's equity and cash flows for the three-month periods ended March 31, 2015 and 2014. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2014.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Statement - Extraordinary and Unusual Items - Simplifying income statement presentation by eliminating the concept of extraordinary items: In January 2015, the FASB issued updated guidance that eliminates from GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this updated guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Transfers and Servicing, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued updated guidance for repurchase agreement and security lending transactions to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. The amendments also require new disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. We adopted accounting changes for the new guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations. However, the disclosures in the new guidance are required and will be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015.

Accounting Pronouncements Pending Adoption

Interest - Imputation of Interest - Simplifying the presentation of debt issuance costs: In April 2015, FASB issued updated guidance to simplify presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The amendment is effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Consolidation - Amendments to the consolidation analysis: In February 2015, the FASB issued updated guidance that affect evaluation of whether limited partnerships and similar legal entities (limited liability corporations and securitization structures, etc.) are variable interest entities (VIEs), evaluation of whether fees paid to a decision maker or a service provider are a variable interest, and evaluation of the effect of fee arrangements and the effect of related parties on the determination of the primary beneficiary under the VIE model for consolidation. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnership and similar legal entities that provide partners with either substantive kick-out rights or substantive participating rights (representing the partners’ controlling financial interest in the entity) over the general partner will now be evaluated under the voting interest model rather than the VIE model for consolidation. In regard to the fees paid to a decision maker or a service provider, the updated guidance eliminates three of the six criteria that an entity’s decision makers or service providers must meet for them to conclude that the fees do not represent a variable interest in that entity and, thus, should be excluded from the assessment for determining the primary beneficiary. Finally, in situations where no single party has a controlling financial interest in a VIE, the related party relationships under common control should be considered in their entirety in determining whether that common control group has a controlling financial interest in the VIE. However, if substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary. The amendments in the updated guidance are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early application is permitted, including adoption in an interim period. We are evaluating whether the adoption of this guidance will have an impact on our financial position, results of operations or disclosures.

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

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

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

	Three Months Ended March 31,
(In millions)	2015		2014
Revenues:
Aflac Japan:
Net earned premiums	$3,078		$3,560
Net investment income	613		663
Other income	8		8
Total Aflac Japan	3,699		4,231
Aflac U.S.:
Net earned premiums	1,339		1,294
Net investment income	166		161
Other income	3		0
Total Aflac U.S.	1,508		1,455
Other business segments	26		12
Total business segment revenues	5,233		5,698
Realized investment gains (losses)	(4)	(1)	(56)	(1)
Corporate	97		78
Intercompany eliminations	(82)		(71)
Other non-operating income (loss)	(18)		(9)
Total revenues	$5,226		$5,640
(1) Excluding a gain of $17 and $10 for the three-month periods ended March 31, 2015 and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

	Three Months Ended March 31,
(In millions)	2015		2014
Pretax earnings:
Aflac Japan	$819		$933
Aflac U.S.	285		303
Other business segments	1		0
Total business segment pretax operating earnings	1,105		1,236
Interest expense, noninsurance operations	(49)		(50)
Corporate and eliminations	(21)		(17)
Pretax operating earnings	1,035		1,169
Realized investment gains (losses)	(4)	(1)	(56)	(1)
Other non-operating income (loss)	(18)		(9)
Total earnings before income taxes	$1,013		$1,104
Income taxes applicable to pretax operating earnings	$357		$395
Effect of foreign currency translation on operating earnings	(58)		(48)
(1) Excluding a gain of $17 and $10 for the three-month periods ended March 31, 2015 and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets were as follows:

(In millions)	March 31, 2015	December 31, 2014
Assets:
Aflac Japan	$99,102	$98,525
Aflac U.S.	18,770	18,383
Other business segments	144	128
Total business segment assets	118,016	117,036
Corporate	25,736	24,636
Intercompany eliminations	(22,351)	(21,905)
Total assets	$121,401	$119,767

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,230	$1,509	$0	$18,739
Municipalities	88	7	0	95
Mortgage- and asset-backed securities	344	33	0	377
Public utilities	1,707	261	0	1,968
Sovereign and supranational	794	218	0	1,012
Banks/financial institutions	2,693	321	190	2,824
Other corporate	3,515	589	37	4,067
Total yen-denominated	26,371	2,938	227	29,082
Dollar-denominated:
U.S. government and agencies	101	16	0	117
Municipalities	962	206	3	1,165
Mortgage- and asset-backed securities	213	31	0	244
Public utilities	5,211	1,062	23	6,250
Sovereign and supranational	340	116	0	456
Banks/financial institutions	3,001	835	5	3,831
Other corporate	23,410	3,002	238	26,174
Total dollar-denominated	33,238	5,268	269	38,237
Total fixed maturities	59,609	8,206	496	67,319
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,014	249	84	2,179
Other corporate	183	36	0	219
Dollar-denominated:
Banks/financial institutions	112	51	1	162
Total perpetual securities	2,309	336	85	2,560
Equity securities	19	9	0	28
Total securities available for sale	$61,937	$8,551	$581	$69,907

	March 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,084	$2,891	$0	$22,975
Municipalities	346	66	0	412
Mortgage- and asset-backed securities	42	2	0	44
Public utilities	3,269	263	29	3,503
Sovereign and supranational	2,564	235	8	2,791
Banks/financial institutions	4,947	193	86	5,054
Other corporate	3,010	328	15	3,323
Total yen-denominated	34,262	3,978	138	38,102
Total securities held to maturity	$34,262	$3,978	$138	$38,102

	December 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,341	$1,740	$0	$19,081
Municipalities	88	9	0	97
Mortgage- and asset-backed securities	351	35	0	386
Public utilities	1,691	226	5	1,912
Sovereign and supranational	799	163	0	962
Banks/financial institutions	2,752	325	189	2,888
Other corporate	3,479	531	48	3,962
Total yen-denominated	26,501	3,029	242	29,288
Dollar-denominated:
U.S. government and agencies	100	17	0	117
Municipalities	961	201	2	1,160
Mortgage- and asset-backed securities	185	31	0	216
Public utilities	5,061	960	36	5,985
Sovereign and supranational	343	111	0	454
Banks/financial institutions	2,943	775	8	3,710
Other corporate	22,291	2,682	330	24,643
Total dollar-denominated	31,884	4,777	376	36,285
Total fixed maturities	58,385	7,806	618	65,573
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,132	223	92	2,263
Other corporate	183	48	0	231
Dollar-denominated:
Banks/financial institutions	125	50	0	175
Total perpetual securities	2,440	321	92	2,669
Equity securities	19	9	0	28
Total securities available for sale	$60,844	$8,136	$710	$68,270

	December 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,023	$3,195	$0	$23,218
Municipalities	346	71	0	417
Mortgage- and asset-backed securities	43	3	0	46
Public utilities	3,342	281	20	3,603
Sovereign and supranational	2,556	272	14	2,814
Banks/financial institutions	4,932	231	78	5,085
Other corporate	3,000	326	12	3,314
Total yen-denominated	34,242	4,379	124	38,497
Total securities held to maturity	$34,242	$4,379	$124	$38,497

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the first quarter of 2015, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the first quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $63 million and an unrealized loss of $8 million.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at March 31, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$311	$339	$65	$68
Due after one year through five years	2,173	2,539	626	725
Due after five years through 10 years	10,658	11,346	1,666	1,803
Due after 10 years	34,092	38,783	9,108	10,721
Mortgage- and asset-backed securities	397	451	37	46
Total fixed maturities available for sale	$47,631	$53,458	$11,502	$13,363
Held to maturity:
Due in one year or less	$109	$114	$0	$0
Due after one year through five years	1,374	1,472	0	0
Due after five years through 10 years	2,151	2,341	0	0
Due after 10 years	30,587	34,131	0	0
Mortgage- and asset-backed securities	41	44	0	0
Total fixed maturities held to maturity	$34,262	$38,102	$0	$0

At March 31, 2015, the Parent Company had a portfolio of available-for-sale fixed-maturity securities totaling $476 million at amortized cost and $498 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call premiums or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$182	$172	$5	$5
Due after one year through five years	626	679	0	0
Due after 10 years	1,458	1,648	38	56
Total perpetual securities available for sale	$2,266	$2,499	$43	$61

Investment Concentrations

Our process for credit-related investments begins with an independent approach to underwriting each issuer's fundamental credit quality. We evaluate independently those factors which we believe could influence an issuer's ability to make payments under the contractual terms of our instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). We further evaluate the investment considering broad business and portfolio management objectives, including asset/liability needs, portfolio diversification, and expected income.

Banks and Financial Institutions

One of our largest investment sector concentrations as of March 31, 2015, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	March 31, 2015		December 31, 2014
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$10,641	11%	$10,627	11%
Fair value	11,709	11	11,683	11
Perpetual securities:
Upper Tier II:
Amortized cost	$1,434	1%	$1,554	2%
Fair value	1,555	1	1,645	1
Tier I:
Amortized cost	692	1	703	1
Fair value	786	1	793	1
Total:
Amortized cost	$12,767	13%	$12,884	14%
Fair value	14,050	13	14,121	13

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$49	$35
Gross losses from sales	0	(1)
Net gains (losses) from redemptions	19	7
Other-than-temporary impairment losses	(6)	(3)
Total fixed maturities	62	38
Derivatives and other:
Derivative gains (losses)	(49)	(83)
Other	0	(1)
Total derivatives and other	(49)	(84)
Total realized investment gains (losses)	$13	$(46)

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

	Three Months Ended March 31,
(In millions)	2015	2014
Corporate bonds	$2	$3
Bank/financial institution bonds	4	0
Total other-than-temporary impairment losses realized (1)	$6	$3
(1) Includes $6 and $3 for the three-month periods ended March 31, 2015 and 2014, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2015	December 31, 2014
Unrealized gains (losses) on securities available for sale	$7,970	$7,426
Deferred income taxes	(2,944)	(2,754)
Shareholders’ equity, unrealized gains (losses) on investment securities	$5,026	$4,672
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$73	$3	$51	$3	$22	$0
Public utilities:
Dollar-denominated	795	23	404	9	391	14
Yen-denominated	761	29	421	11	340	18
Sovereign and supranational:
Yen-denominated	366	8	166	0	200	8
Banks/financial institutions:
Dollar-denominated	115	5	115	5	0	0
Yen-denominated	2,324	276	1,107	16	1,217	260
Other corporate:
Dollar-denominated	4,701	238	2,278	88	2,423	150
Yen-denominated	998	52	124	3	874	49
Total fixed maturities	10,133	634	4,666	135	5,467	499
Perpetual securities:
Dollar-denominated	6	1	0	0	6	1
Yen-denominated	719	84	122	3	597	81
Total perpetual securities	725	85	122	3	603	82
Total	$10,858	$719	$4,788	$138	$6,070	$581

	December 31, 2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$75	$2	$53	$1	$22	$1
Public utilities:
Dollar-denominated	1,001	36	164	7	837	29
Yen-denominated	805	25	98	1	707	24
Sovereign and supranational:
Yen-denominated	359	14	0	0	359	14
Banks/financial institutions:
Dollar-denominated	205	8	53	5	152	3
Yen-denominated	1,828	267	166	0	1,662	267
Other corporate:
Dollar-denominated	8,072	330	1,901	62	6,171	268
Yen-denominated	1,151	60	122	2	1,029	58
Total fixed maturities	13,496	742	2,557	78	10,939	664
Perpetual securities:
Yen-denominated	783	92	194	5	589	87
Total perpetual securities	783	92	194	5	589	87
Total	$14,279	$834	$2,751	$83	$11,528	$751

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

The following table provides more information on our unrealized loss positions.

	March 31, 2015			December 31, 2014
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Public utilities	14%	7%	96%	13%	7%	100%
Sovereign and supranational	3	1	100	3	2	100
Banks/financial institutions	23	39	33	14	33	31
Other corporate	53	41	83	65	47	88
Total fixed maturities	93%	88%		95%	89%
Perpetual securities	7	12	100	5	11	100
Total	100%	100%		100%	100%

Assuming no credit-related factors develop, as investments near maturity, unrealized gains and losses are expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in the sectors shown in the table above have the ability to service their obligations to us.

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

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		March 31, 2015			December 31, 2014
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$61	$88	$27	$61	$87	$26
	BBB	1,209	1,235	26	1,330	1,333	3
	BB or lower	164	232	68	163	225	62
Total Upper Tier II		1,434	1,555	121	1,554	1,645	91
Tier I:
	BBB	521	561	40	519	556	37
	BB or lower	171	225	54	184	237	53
Total Tier I		692	786	94	703	793	90
Other subordinated - non-banks:
	BB or lower	183	219	36	183	231	48
Total		$2,309	$2,560	$251	$2,440	$2,669	$229

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
Investments in Consolidated Variable Interest Entities

	March 31, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,511	$4,667	$3,020	$4,166
Perpetual securities, available for sale	406	432	405	429
Fixed maturities, held to maturity	83	83	83	84
Other assets	110	110	106	106
Total assets of consolidated VIEs	$4,110	$5,292	$3,614	$4,785
Liabilities:
Other liabilities	$392	$392	$318	$318
Total liabilities of consolidated VIEs	$392	$392	$318	$318

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and foreign currency and/or credit default swaps (CDSs), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans through unit trust structures, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	March 31, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$6,159	$7,089	$6,104	$6,937
Perpetual securities, available for sale	312	324	324	330
Fixed maturities, held to maturity	2,488	2,736	2,564	2,829
Total investments in VIEs not consolidated	$8,959	$10,149	$8,992	$10,096

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 180 separate issuers with an average credit rating of BBB.

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

The following table presents our security loans outstanding and the corresponding collateral held:

(In millions)	March 31, 2015	December 31, 2014
Security loans outstanding, fair value	$2,558	$2,149
Cash collateral on loaned securities	2,615	2,193

Certain fixed-maturity securities have been pledged as collateral as part of derivative transactions. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) foreign currency forwards used to hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

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

Foreign currency forwards are also used to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified future date.

Our CDS is used to assume credit risk related to an individual security. The only CDS derivative that we have entered into relates to components of an investment in a VIE. This CDS contract entitles the consolidated VIE to receive periodic fees in exchange for an obligation to compensate the derivative counterparties should the reference security issuers experience a credit event, as defined in the contract.

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

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements the counterparties to those transactions must meet. As of March 31, 2015, there were 16 counterparties to our derivative agreements, with five comprising 75% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	March 31, 2015			December 31, 2014
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$1,220	$41	$(51)	$1,098	$39	$(36)
A	22,178	665	(548)	22,564	763	(2,387)
Total	$23,398	$706	$(599)	$23,662	$802	$(2,423)

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

Collateral posted by us to third parties for derivative transactions was $87 million and $1.6 billion at March 31, 2015 and December 31, 2014, respectively, which consisted entirely of pledged securities. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was $196 million and $2.1 billion as of March 31, 2015 and December 31, 2014, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2015, we estimate that we would be required to post a maximum of $109 million of additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $552 million and $619 million at March 31, 2015 and December 31, 2014, respectively. We generally can repledge or resell collateral obtained by us, although we do not typically exercise such rights.
Accounting for Derivative Financial Instruments
Freestanding derivatives are carried at estimated fair value in our consolidated balance sheets either as assets within other assets or as liabilities within other liabilities. See Note 5 for a discussion on how we determine the fair value of our derivatives. Accruals on derivatives are recorded in accrued investment income or within other liabilities in the consolidated balance sheets.
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
For assessing hedge effectiveness of cash flow hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships on our VIE cash flow hedge is measured each reporting period using the “Hypothetical Derivative Method.” For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings within derivative and other gains (losses). All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.
For assessing hedge effectiveness of fair value hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression or other statistical analysis of changes in fair value associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the dollar offset method. For derivative instruments that are designated and qualify as fair value hedges, changes in the estimated fair value of the derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported in current earnings within derivative and other gains (losses).
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

	March 31, 2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(19)	$0	$(19)
Total cash flow hedges	75	(19)	0	(19)
Fair value hedges:
Foreign currency forwards	13,068	(150)	14	(164)
Foreign currency options	750	(15)	0	(15)
Interest rate swaptions	470	(26)	0	(26)
Total fair value hedges	14,288	(191)	14	(205)
Net investment hedge:
Foreign currency forwards	1,311	49	50	(1)
Total net investment hedge	1,311	49	50	(1)
Non-qualifying strategies:
Foreign currency swaps	6,602	263	637	(374)
Credit default swaps	83	1	1	0
Interest rate swaps	1,039	4	4	0
Total non-qualifying strategies	7,724	268	642	(374)
Total derivatives	$23,398	$107	$706	$(599)
Balance Sheet Location
Other assets	$8,388	$706	$706	$0
Other liabilities	15,010	(599)	0	(599)
Total derivatives	$23,398	$107	$706	$(599)

	December 31, 2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	12,388	(1,791)	0	(1,791)
Foreign currency options	697	(32)	0	(32)
Interest rate swaptions	2,502	(159)	0	(159)
Total fair value hedges	15,587	(1,982)	0	(1,982)
Net investment hedge:
Foreign currency forwards	1,307	54	56	(2)
Total net investment hedge	1,307	54	56	(2)
Non-qualifying strategies:
Foreign currency swaps	5,765	443	746	(303)
Foreign currency forwards	784	(119)	0	(119)
Foreign currency options	53	(1)	0	(1)
Credit default swaps	83	0	0	0
Interest rate swaptions	8	(1)	0	(1)
Total non-qualifying strategies	6,693	322	746	(424)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)
Balance Sheet Location
Other assets	$6,531	$802	$802	$0
Other liabilities	17,131	(2,423)	0	(2,423)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended March 31, 2015:
Foreign currency forwards	Fixed-maturity securities	$37	$(15)	$52	$(39)	$13
Foreign currency options	Fixed-maturity securities	2	3	(1)	1	0
Interest rate swaptions	Fixed-maturity securities	(91)	19	(110)	94	(16)
Three Months Ended March 31, 2014:
Foreign currency forwards	Fixed-maturity securities	$264	$(10)	$274	$(269)	$5
Interest rate swaptions	Fixed-maturity securities	(23)	(22)	(1)	1	0

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans - see Note 7) as nonderivative hedges and designated foreign currency forwards and, in prior periods, options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

We used foreign exchange forwards to economically hedge foreign exchange risk on 30.0 billion yen of profit repatriation received from Aflac Japan in February 2015. As of March 31, 2015, we had entered into foreign exchange forwards as part of an economic hedge on 157.5 billion yen of future profit repatriation.

Our net investment hedge was effective during the three-month periods ended March 31, 2015 and 2014.
Non-qualifying Strategies
For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within derivative and other gains (losses). The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed-maturity or perpetual securities associated with these swaps is recorded through other comprehensive income.
We have cross-currency interest rate swap agreements related to our $400 million senior notes due February 2017, $550 million senior notes due March 2020, $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024, $450 million senior notes due March 2025, and $500 million subordinated debentures due September 2052. Changes in the values of these swaps are recorded through current period earnings.
For additional information regarding these swaps, see Note 7 in this report and Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2015		2014
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$(4)	$(1)	$(1)
Total cash flow hedges	0	(4)	(1)	(1)
Fair value hedges:
Foreign currency forwards(2)	(2)	0	(5)	0
Foreign currency options (2)	3	0	0	0
Interest rate swaptions(2)	3	0	(22)	0
Total fair value hedges	4	0	(27)	0
Net investment hedge:
Non-derivative hedging instruments	0	(1)	0	(17)
Foreign currency forwards	0	2	0	(6)
Foreign currency options	0	0	0	(1)
Total net investment hedge	0	1	0	(24)
Non-qualifying strategies:
Foreign currency swaps	(57)	0	(20)	0
Credit default swaps	1	0	2	0
Interest rate swaps	3	0	(1)	0
Futures	0	0	(36)	0
Total non- qualifying strategies	(53)	0	(55)	0
Total	$(49)	$(3)	$(83)	$(25)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three-month periods ended March 31, 2015 and 2014. As of March 31, 2015, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Offsetting of Financial Instruments and Derivatives

Certain of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Parent Company or Aflac and its respective counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements with certain of the master netting arrangements provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached.

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$637	$0	$637	$0	$(507)		$130
Foreign currency forwards	64	0	64	0	(45)		19
Credit default swaps	1	0	1	0	0		1
Interest rate swaps	4	0	4	0	0		4
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	706	0	706	0	(552)	(1)	154
Securities lending and similar arrangements	2,558	0	2,558	0	(2,558)		0
Total	$3,264	$0	$3,264	$0	$(3,110)		$154
(1) Consists entirely of cash.

December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$746	$0	$746	$0	$(568)		$178
Foreign currency forwards	56	0	56	0	(51)		5
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	802	0	802	0	(619)	(1)	183
Securities lending and similar arrangements	2,149	0	2,149	0	(2,149)		0
Total	$2,951	$0	$2,951	$0	$(2,768)		$183
(1) Consists of $153 of pledged securities and $466 of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(393)	$0	$(393)	$0	$0		$(393)
Foreign currency forwards	(165)	0	(165)	0	52		(113)
Foreign currency options	(15)	0	(15)	0	7		(8)
Interest rate swaptions	(26)	0	(26)	0	28		2
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(599)	0	(599)	0	87	(1)	(512)
Securities lending and similar arrangements	(2,615)	0	(2,615)	2,558	0		(57)
Total	$(3,214)	$0	$(3,214)	$2,558	$87		$(569)
(1) Consists entirely of pledged securities.

December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(318)	$0	$(318)	$0	$0		$(318)
Foreign currency forwards	(1,912)	0	(1,912)	0	1,439		(473)
Foreign currency options	(33)	0	(33)	0	24		(9)
Interest rate swaptions	(160)	0	(160)	0	158		(2)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(2,423)	0	(2,423)	0	1,621	(1)	(802)
Securities lending and similar arrangements	(2,193)	0	(2,193)	2,149	0		(44)
Total	$(4,616)	$0	$(4,616)	$2,149	$1,621		$(846)
(1) Consists entirely of pledged securities.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

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

	March 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,361	$495	$0	$18,856
Municipalities	0	1,260	0	1,260
Mortgage- and asset-backed securities	0	400	221	621
Public utilities	0	8,218	0	8,218
Sovereign and supranational	0	1,468	0	1,468
Banks/financial institutions	0	6,629	26	6,655
Other corporate	0	30,241	0	30,241
Total fixed maturities	18,361	48,711	247	67,319
Perpetual securities:
Banks/financial institutions	0	2,191	150	2,341
Other corporate	0	219	0	219
Total perpetual securities	0	2,410	150	2,560
Equity securities	19	6	3	28
Other assets:
Foreign currency swaps	0	528	109	637
Foreign currency forwards	0	64	0	64
Credit default swaps	0	0	1	1
Interest rate swaps	0	4	0	4
Total other assets	0	596	110	706
Other investments	179	0	0	179
Cash and cash equivalents	4,363	0	0	4,363
Total assets	$22,922	$51,723	$510	$75,155
Liabilities:
Foreign currency swaps	$0	$1	$392	$393
Foreign currency forwards	0	165	0	165
Foreign currency options	0	15	0	15
Interest rate swaptions	0	26	0	26
Total liabilities	$0	$207	$392	$599

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,683	$515	$0	$19,198
Municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities	0	379	223	602
Public utilities	0	7,897	0	7,897
Sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions	0	6,572	26	6,598
Other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions	0	2,289	149	2,438
Other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities	19	6	3	28
Other assets:
Foreign currency swaps	0	640	106	746
Foreign currency forwards	0	56	0	56
Total other assets	0	696	106	802
Other investments	171	0	0	171
Cash and cash equivalents	4,658	0	0	4,658
Total assets	$23,531	$49,863	$507	$73,901
Liabilities:
Foreign currency swaps	$0	$0	$318	$318
Foreign currency forwards	0	1,912	0	1,912
Foreign currency options	0	33	0	33
Interest rate swaptions	0	160	0	160
Total liabilities	$0	$2,105	$318	$2,423

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,084	$22,975	$0	$0	$22,975
Municipalities	346	0	412	0	412
Mortgage and asset-backed securities	42	0	14	30	44
Public utilities	3,269	0	3,503	0	3,503
Sovereign and supranational	2,564	0	2,791	0	2,791
Banks/financial institutions	4,947	0	5,054	0	5,054
Other corporate	3,010	0	3,323	0	3,323
Total assets	$34,262	$22,975	$15,097	$30	$38,102
Liabilities:
Other policyholders’ funds	$6,139	$0	$0	$6,005	$6,005
Notes payable (excluding capital leases)	6,268	0	0	6,924	6,924
Total liabilities	$12,407	$0	$0	$12,929	$12,929

	December 31, 2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,023	$23,218	$0	$0	$23,218
Municipalities	346	0	417	0	417
Mortgage and asset-backed securities	43	0	15	31	46
Public utilities	3,342	0	3,603	0	3,603
Sovereign and supranational	2,556	0	2,814	0	2,814
Banks/financial institutions	4,932	0	5,085	0	5,085
Other corporate	3,000	0	3,314	0	3,314
Total assets	$34,242	$23,218	$15,248	$31	$38,497
Liabilities:
Other policyholders’ funds	$6,031	$0	$0	$5,905	$5,905
Notes payable (excluding capital leases)	5,268	0	0	5,835	5,835
Total liabilities	$11,299	$0	$0	$11,740	$11,740

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

Fixed maturities, perpetual securities, and equity securities

We determine the fair values of our fixed maturity securities, perpetual securities, and public and privately issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets) and non-binding price quotes we obtain from outside brokers.

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

Historically, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	March 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,361	$495	$0	$18,856
Total government and agencies	18,361	495	0	18,856
Municipalities:
Third party pricing vendor	0	1,260	0	1,260
Total municipalities	0	1,260	0	1,260
Mortgage- and asset-backed securities:
Third party pricing vendor	0	400	0	400
Broker/other	0	0	221	221
Total mortgage- and asset-backed securities	0	400	221	621
Public utilities:
Third party pricing vendor	0	8,218	0	8,218
Total public utilities	0	8,218	0	8,218
Sovereign and supranational:
Third party pricing vendor	0	1,468	0	1,468
Total sovereign and supranational	0	1,468	0	1,468
Banks/financial institutions:
Third party pricing vendor	0	6,629	0	6,629
Broker/other	0	0	26	26
Total banks/financial institutions	0	6,629	26	6,655
Other corporate:
Third party pricing vendor	0	30,241	0	30,241
Total other corporate	0	30,241	0	30,241
Total fixed maturities	18,361	48,711	247	67,319
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,191	0	2,191
Broker/other	0	0	150	150
Total banks/financial institutions	0	2,191	150	2,341
Other corporate:
Third party pricing vendor	0	219	0	219
Total other corporate	0	219	0	219
Total perpetual securities	0	2,410	150	2,560
Equity securities:
Third party pricing vendor	19	6	0	25
Broker/other	0	0	3	3
Total equity securities	19	6	3	28
Total securities available for sale	$18,380	$51,127	$400	$69,907

	March 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$22,975	$0	$0	$22,975
Total government and agencies	22,975	0	0	22,975
Municipalities:
Third party pricing vendor	0	412	0	412
Total municipalities	0	412	0	412
Mortgage- and asset-backed securities:
Third party pricing vendor	0	14	0	14
Broker/other	0	0	30	30
Total mortgage- and asset-backed securities	0	14	30	44
Public utilities:
Third party pricing vendor	0	3,503	0	3,503
Total public utilities	0	3,503	0	3,503
Sovereign and supranational:
Third party pricing vendor	0	2,791	0	2,791
Total sovereign and supranational	0	2,791	0	2,791
Banks/financial institutions:
Third party pricing vendor	0	4,804	0	4,804
Broker/other	0	250	0	250
Total banks/financial institutions	0	5,054	0	5,054
Other corporate:
Third party pricing vendor	0	3,296	0	3,296
Broker/other	0	27	0	27
Total other corporate	0	3,323	0	3,323
Total securities held to maturity	$22,975	$15,097	$30	$38,102

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,683	$515	$0	$19,198
Total government and agencies	18,683	515	0	19,198
Municipalities:
Third party pricing vendor	0	1,257	0	1,257
Total municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities:
Third party pricing vendor	0	379	0	379
Broker/other	0	0	223	223
Total mortgage- and asset-backed securities	0	379	223	602
Public utilities:
Third party pricing vendor	0	7,897	0	7,897
Total public utilities	0	7,897	0	7,897
Sovereign and supranational:
Third party pricing vendor	0	1,416	0	1,416
Total sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions:
Third party pricing vendor	0	6,514	0	6,514
Broker/other	0	58	26	84
Total banks/financial institutions	0	6,572	26	6,598
Other corporate:
Third party pricing vendor	0	28,605	0	28,605
Total other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,289	0	2,289
Broker/other	0	0	149	149
Total banks/financial institutions	0	2,289	149	2,438
Other corporate:
Third party pricing vendor	0	231	0	231
Total other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities:
Third party pricing vendor	19	6	0	25
Broker/other	0	0	3	3
Total equity securities	19	6	3	28
Total securities available for sale	$18,702	$49,167	$401	$68,270

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,218	$0	$0	$23,218
Total government and agencies	23,218	0	0	23,218
Municipalities:
Third party pricing vendor	0	417	0	417
Total municipalities	0	417	0	417
Mortgage- and asset-backed securities:
Third party pricing vendor	0	15	0	15
Broker/other	0	0	31	31
Total mortgage- and asset-backed securities	0	15	31	46
Public utilities:
Third party pricing vendor	0	3,603	0	3,603
Total public utilities	0	3,603	0	3,603
Sovereign and supranational:
Third party pricing vendor	0	2,814	0	2,814
Total sovereign and supranational	0	2,814	0	2,814
Banks/financial institutions:
Third party pricing vendor	0	5,085	0	5,085
Total banks/financial institutions	0	5,085	0	5,085
Other corporate:
Third party pricing vendor	0	3,287	0	3,287
Broker/other	0	27	0	27
Total other corporate	0	3,314	0	3,314
Total securities held to maturity	$23,218	$15,248	$31	$38,497

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

The fair values of the foreign currency forwards, options, and interest rate swaptions associated with certain fixed-maturity securities; the foreign currency forwards used to hedge certain portions of forecasted yen cash flows; and the foreign currency swaps associated with certain senior notes and our subordinated debentures are based on the amounts we would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the three-month periods ended March 31, 2015 and 2014.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended March 31, 2015
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$0	$0	$26	$0	$149	$3	$0	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	(83)	1	(82)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	0	0	0	0	1	0	0	(4)	0	(4)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(1)	0	0	0	0	0	0	0	16	0	15
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$221	$0	$0	$26	$0	$150	$3	$0	$(283)	$1	$118
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$(83)	$1	$(82)
(1) Derivative assets and liabilities are presented net

Three Months Ended March 31, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	(10)	2	(9)
Unrealized gains (losses) included in other comprehensive income (loss)	(104)	0	0	2	0	4	0	0	(1)	0	(99)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	24	0	21
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$262	$0	$0	$25	$0	$56	$3	$0	$(86)	$(1)	$259
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$(10)	$2	$(9)
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

March 31, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$221	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(e)
Perpetual securities:
Banks/financial institutions	150	Consensus pricing	Offered quotes	N/A	(e)
Equity securities	3	Net asset value	Offered quotes	$1 - $679 ($6)
Other assets:
Foreign currency swaps	4	Discounted cash flow	Interest rates (USD)	2.02% - 2.39%	(b)
			Interest rates (JPY)	.58% - 1.36%	(c)
			CDS spreads	20 - 110 bps
			Foreign exchange rates	20.32%	(d)
	105	Discounted cash flow	Interest rates (USD)	2.02% - 2.39%	(b)
			Interest rates (JPY)	.58% - 1.36%	(c)
			Foreign exchange rates	20.32%	(d)
Credit default swaps	1	Discounted cash flow	Base correlation	59% - 62%	(a)
			CDS spreads	93 bps
			Recovery rate	36.69%
Total assets	$510
(a) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(d) Based on 10 year volatility of JPY/USD exchange rate
(e) N/A represents securities where we receive unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.

March 31, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$212	Discounted cash flow	Interest rates (USD)	2.02% - 2.39%	(a)
			Interest rates (JPY)	.58% - 1.36%	(b)
			CDS spreads	20 - 110 bps
			Foreign exchange rates	20.32%	(c)
	161	Discounted cash flow	Interest rates (USD)	2.02% - 2.39%	(a)
			Interest rates (JPY)	.58% - 1.36%	(b)
			CDS spreads	16 - 151 bps
	19	Discounted cash flow	Interest rates (USD)	2.02% - 2.39%	(a)
			Interest rates (JPY)	.58% - 1.36%	(b)
			Foreign exchange rates	20.32%	(c)
Total liabilities	$392
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(c) Based on 10 year volatility of JPY/USD exchange rate

December 31, 2014
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$223	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Perpetual securities:
Banks/financial institutions	149	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1-$677 ($6)
Other assets:
Foreign currency swaps	8	Discounted cash flow	Interest rates (USD)	2.28% - 2.70%	(a)
			Interest rates (JPY)	.53% - 1.34%	(b)
			CDS spreads	16 - 105 bps
			Foreign exchange rates	20.50%	(c)
	98	Discounted cash flow	Interest rates (USD)	2.28% - 2.70%	(a)
			Interest rates (JPY)	.53% - 1.34%	(b)
			Foreign exchange rates	20.50%	(c)
Total assets	$507
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

December 31, 2014
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

Base correlations, CDS spreads, and recovery rates are unobservable inputs in the determination of fair value of credit default swaps.

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

6.	REINSURANCE

Effective March 31, 2015, we entered into a coinsurance reinsurance transaction whereby we ceded 30.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business. We recorded the gain related to this transaction as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The deferred profit liability of $600 million, as of March 31, 2015, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet and totaled $600 million as of March 31, 2015. As of March 31, 2015, no ceded premiums or claims have been incurred or paid under the transaction.

Effective October 1, 2014 and September 30, 2013, we entered into coinsurance reinsurance transactions whereby we ceded 16.7% and 33.3%, respectively, of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. We recorded the gain related to these transactions as a deferred profit liability on business sold through reinsurance on our consolidated balance sheets. The deferred profit liability of $684 million, as of March 31, 2015, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. The corresponding reinsurance recoverable is included in other assets in the consolidated balance sheet and totaled $707 million as of March 31, 2015.

Effective December 31, 2014, we entered into a retrocession coinsurance reinsurance transaction whereby we assumed 8.35% of the reinsured hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business through our subsidiary CAIC. The corresponding future policy benefit liability of $3 million, as of March 31, 2015, was included in future policy benefits in the consolidated balance sheet.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

(In millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Direct premium income	$4,514	$4,933
Ceded to other companies:
Ceded Aflac Japan closed blocks	(90)	(73)
Other	(10)	(9)
Assumed from other companies:
Retrocession activities	15	0
Other	3	3
Net premium income	$4,432	$4,854

Direct benefits and claims	$3,025	$3,289
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(80)	(64)
Other	(7)	(7)
Assumed from other companies:
Retrocession activities	14	0
Other	0	2
Benefits and claims, net	$2,952	$3,220

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

7.	NOTES PAYABLE
A summary of notes payable follows:

(In millions)	March 31, 2015		December 31, 2014
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	653	(1)	653	(1)
8.50% senior notes due May 2019	850		850
2.40% senior notes due March 2020	550		0
4.00% senior notes due February 2022	350	(2)	350	(2)
3.625% senior notes due June 2023	700		700
3.625% senior notes due November 2024	749	(2)	749	(2)
3.25% senior notes due March 2025	448	(2)	0
6.90% senior notes due December 2039	397	(2)	397	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	67		66
Yen-denominated Samurai notes:
1.84% notes due July 2016 (principal amount 15.8 billion yen)	131		131
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	83		83
3.00% loan due August 2015 (principal amount 5 billion yen)	42		41
Capitalized lease obligations payable through 2022	14		14
Total notes payable	$6,282		$5,282
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen.

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bank line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expense or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2015, we did not have any borrowings outstanding under our $100 million credit agreement. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015.

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of March 31, 2015, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of March 29, 2018, or the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2015. No events of default or defaults occurred during the three-month period ended March 31, 2015.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

8.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2015	2014
Common stock - issued:
Balance, beginning of period	668,132	667,046
Exercise of stock options and issuance of restricted shares	722	574
Balance, end of period	668,854	667,620
Treasury stock:
Balance, beginning of period	225,687	207,633
Purchases of treasury stock:
Open market	9,827	6,535
Other	162	110
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(295)	(284)
Exercise of stock options	(192)	(281)
Other	(106)	(121)
Balance, end of period	235,083	213,592
Shares outstanding, end of period	433,771	454,028

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

	Three Months Ended March 31,
(In thousands)	2015	2014
Anti-dilutive share-based awards	1,878	492

Share Repurchase Program

During the first three months of 2015, we repurchased 9.8 million shares of our common stock in the open market for $600 million as part of our share repurchase program. During the first three months of 2014, we repurchased 6.5 million shares of our common stock in the open market for $415 million as part of our share repurchase program. As of March 31,

2015, a remaining balance of 19.7 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income before reclassification	1	386	(2)	0	385
Amounts reclassified from accumulated other comprehensive income	0	(32)	0	0	(32)
Net current-period other comprehensive income	1	354	(2)	0	353
Balance, end of period	$(2,540)	$5,026	$(28)	$(126)	$2,332
All amounts in the table above are net of tax.

Three Months Ended March 31, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income before reclassification	(14)	910	(1)	(1)	894
Amounts reclassified from accumulated other comprehensive income	(23)	(1)	0	0	(24)
Net current-period other comprehensive income	(37)	909	(1)	(1)	870
Balance, end of period	$(1,542)	$1,944	$(13)	$(82)	$307
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$56	Sales and redemptions
	(6)	Other-than-temporary impairment losses realized
	50	Total before tax
	(18)	Tax (expense) or benefit(1)
	$32	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	4	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$32	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

(In millions)	Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized foreign currency translation gains (losses)	$36	Sales and redemptions
	(13)	Tax (expense) or benefit(1)
	$23	Net of tax
Unrealized gains (losses) on available-for-sale securities	$5	Sales and redemptions
	(3)	Other-than-temporary impairment losses realized
	2	Total before tax
	(1)	Tax (expense) or benefit(1)
	$1	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	4	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$24	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 10 for additional details).

9.	SHARE-BASED COMPENSATION

As of March 31, 2015, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2015, approximately 10.1 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2015.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	9,388	4.8	$131	$50.04
Exercisable	7,349	3.6	118	47.94

We received cash from the exercise of stock options in the amount of $22 million during the first three months of 2015, compared with $18 million in the first three months of 2014. The tax benefit realized as a result of stock option exercises and restricted stock releases was $15 million in the first three months of 2015, compared with $11 million in the first three months of 2014.

As of March 31, 2015, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $64 million, of which $26 million (780 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2014.

10.	BENEFIT PLANS

We have funded defined benefit plans in Japan and the United States, which cover substantially all of our full-time employees. Additionally, we maintain non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees. Effective October 1, 2013, the U.S. tax-qualified defined benefit plan was frozen to new employees hired on or after October 1, 2013 and to employees rehired on or after October 1, 2013. U.S. employees who are not participants in the defined benefit plan receive a nonelective 401(k) employer contribution. Additionally, effective January 1, 2015, the U.S. non-qualified supplemental retirement plan was frozen to new participants.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$4	$4	$6	$5	$0	$0
Interest cost	2	2	8	7	1	0
Expected return on plan assets	(1)	(1)	(6)	(5)	0	0
Amortization of net actuarial loss	0	0	4	3	0	1
Amortization of prior service cost (credit)	0	0	0	0	(4)	(4)
Net periodic (benefit) cost	$5	$5	$12	$10	$(3)	$(3)

During the three months ended March 31, 2015, Aflac Japan contributed approximately $5 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2015) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

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

Effective April 1, 2015, we entered into a retrocession coinsurance reinsurance transaction whereby we assumed 90.0% of the reinsured sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business through our subsidiary CAIC. This business was originally ceded on March 31, 2015 as described in Note 6.

In April 2015, the Parent Company used the proceeds from the March 2015 issuance of its fixed-rate senior notes to redeem $850 million of our 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2015 and 2014. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2014. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at March 31, 2015 was 120.17, or 14.4% weaker than the spot yen/dollar exchange rate of 102.92 for the same period in 2014. The weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2015 was 119.16, or 13.8% weaker than the weighted-average yen/dollar exchange rate of 102.70 for the same period in 2014.
Reflecting the weaker yen/dollar exchange rate, revenues were $5.2 billion in the first quarter of 2015, compared with $5.6 billion in the first quarter of 2014. Net earnings were $663 million, or $1.51 per diluted share, compared with $732 million, or $1.60 per diluted share, in the first quarter of 2014.
Results in the first quarter of 2015 included pretax net realized investment gains of $13 million ($8 million after-tax), compared with net realized investment losses of $46 million ($30 million after-tax) in the first quarter of 2014. Net investment gains in the first quarter of 2015 included $6 million ($4 million after-tax) of other-than-temporary impairment losses; $68 million of net gains ($44 million after-tax) from the sale or redemption of securities; and $49 million of net losses ($32 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $5.0 billion at March 31, 2015, compared with a net unrealized gain of $4.7 billion at December 31, 2014.

In March 2015, the Parent Company issued $1.0 billion of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bank line of credit with a third party that provides for borrowings in the amount of $50 million. For further information regarding these transactions, see Note 7 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first three months of 2015, we repurchased 9.8 million shares of our common stock in the open market for $600 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 93% of our assets and 74% of our liabilities are reported as of March 31, 2015, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2015. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2014.
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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions				Per Diluted Share
	Three Months Ended March 31,
	2015		2014		2015	2014
Operating earnings	$678		$774		$1.54	$1.69
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	40		25.10			.05
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(9)		(6)		(.02)	(.01)
Other derivative and hedging activities	(34)	(1)	(55)	(1)	(.08)	(.12)
Other and non-recurring income (loss)	(12)		(6)		(.03)	(.01)
Net earnings	$663		$732		$1.51	$1.60
(1) Excludes a gain of $11 and $6, after tax, for the three-month periods ended March 31, 2015 and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses

Our investment strategy is to invest in fixed-maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

Securities Transactions and Impairments

During the three-month period ended March 31, 2015, we realized pretax investment gains, net of losses, of $68 million ($44 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $6 million ($4 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the three-month period ended March 31, 2014, we realized pretax investment gains, net of losses, of $41 million ($27 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $3 million ($2 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2015	2014
Corporate bonds	$2	$3
Bank/financial institution bonds	4	0
Total other-than-temporary impairment losses realized (1)	$6	$3
(1) Includes $6 and $3 for the three-month periods ended March 31, 2015 and 2014, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps and credit default swaps in VIEs that are consolidated; foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During the three-month period ended March 31, 2015, we realized pretax investment losses, net of gains, of $49 million ($32 million after-tax), compared with pretax investment losses, net of gains, of $84 million ($55 million after-tax) for the same period in 2014, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
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
Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. As a result, we view foreign currency translation as a financial reporting issue for Aflac rather than an economic event to our Company or shareholders. Because changes in exchange rates distort the growth rates of our operations, management evaluates Aflac’s financial performance excluding the impact of foreign currency translation.
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the three-month period ended March 31, 2015, compared with 33.7% for the same period in 2014.
Earnings Guidance

Our objective for 2015 is to increase operating earnings per diluted share by 2% to 7% compared with 2014, excluding the effect of foreign currency translation. Interest rates in both Japan and the United States are at historic lows, making it more difficult to invest cash flows at attractive yields. In April 2015, we executed a make-whole transaction to enhance our consolidated capital position (see the Capital Resources and Liquidity section of this MD&A for further discussion). As a result of this transaction, we will incur a non-operating charge of approximately $.34 to operating earnings per diluted share in the second quarter of 2015. However, operating earnings per diluted share will benefit by approximately $.07 for the full year 2015 due to a net reduction in interest expense. If we achieve our objective for 2015, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

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

Assuming we achieve our earnings objective and the yen/dollar exchange rate averages 120 to 125, we would expect to report operating earnings of $5.74 to $6.15 per diluted share for the full year of 2015. Additionally, for the second quarter of 2015, using the same currency assumptions, we would expect operating earnings in the range of $1.46 to $1.57 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2015	2014
Net premium income	$3,078	$3,560
Net investment income:
Yen-denominated investment income	319	361
Dollar-denominated investment income	294	302
Net investment income	613	663
Other income (loss)	8	8
Total operating revenues	3,699	4,231
Benefits and claims, net	2,228	2,534
Operating expenses:
Amortization of deferred policy acquisition costs	149	164
Insurance commissions	183	221
Insurance and other expenses	320	379
Total operating expenses	652	764
Total benefits and expenses	2,880	3,298
Pretax operating earnings(1)	$819	$933
Weighted-average yen/dollar exchange rate	119.16	102.70

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Net premium income	(13.5)%	(8.8)%	.2%	1.4%
Net investment income	(7.5)	(1.7)	7.2	9.4
Total operating revenues	(12.6)	(8.1)	1.3	2.2
Pretax operating earnings(1)	(12.2)	(5.7)	1.8	4.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

Annualized premiums in force increased 1.4% to 1.60 trillion yen as of March 31, 2015, compared with 1.58 trillion yen as of 2014. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.3 billion at March 31, 2015, compared with $15.3 billion a year ago.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 48% of Aflac Japan’s investment income in the first three months of 2015, compared with 45% a year ago. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 44% of Aflac Japan’s investment income during the first three months of 2015, compared with 43% a year ago.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	Three Months		Three Months
	2015	2014	2015	2014
Net investment income	7.2%	9.4%	.1%	4.5%
Total operating revenues	1.3	2.2	.2	1.5
Pretax operating earnings(1)	1.8	4.6	(2.9)	1.5
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2015	2014
Benefits and claims, net	60.2%	59.9%
Operating expenses:
Amortization of deferred policy acquisition costs	4.0	3.9
Insurance commissions	5.0	5.2
Insurance and other expenses	8.7	9.0
Total operating expenses	17.7	18.1
Pretax operating earnings(1)	22.1	22.0
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three-month period ended March 31, 2015, the benefit ratio increased compared to the same respective period in the prior year, reflecting a continued increase in the ordinary life benefit ratio, partially offset by reinsurance. The reinsurance agreements that we entered into at the end of third quarter 2013 and the beginning of the fourth quarter 2014 reduced the benefit ratio by approximately 68 basis points for the three-month period ended March 31, 2015. In the first three months of 2015, the operating expense ratio decreased primarily due to an increase in consumption tax refunds and is otherwise stable compared to the previous year. In total, the pretax operating profit margin remained stable in the three-month period ended March 31, 2015, compared with the same period in 2014. For the full year of 2015, we anticipate the pretax operating profit margin to be approximately the same as 2014.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2015	2014	2015	2014
New annualized premium sales	$226	$269	27.0	27.6
Increase (decrease) over prior period	(15.7)%	(53.5)%	(2.2)%	(48.7)%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2015	2014
Medical	25.6%	35.4%
Cancer	41.5	18.6
Ordinary life:
Child endowment	10.3	11.0
WAYS	11.7	17.9
Other ordinary life	7.2	9.2
Other	3.7	7.9
Total	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 21.3% during the first quarter of 2015, compared with the same period in 2014. We have been focusing more on promotion of our cancer and medical products following the repricing of our first sector life products in April 2013. Sales of cancer insurance continued to be strong following the introduction at the end of the third quarter of 2014 of New Cancer DAYS, which includes an exclusive policy sold through Japan Post. Following strong fourth quarter 2014 sales of New Cancer DAYS, cancer sales in the first quarter of 2015 generated an increase of 118% through all distribution outlets. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
As expected, Aflac Japan’s first sector product sales, which include WAYS and child endowment, were down 29.8% in the first quarter of 2015, compared to the same period in the prior year. This contributed to Aflac Japan's overall new annualized premium sales decline of 2.2%. We continue to expect that for 2015, the sale of first sector products will be down compared with 2014, as our focus remains on selling third sector products.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 82.7% of total new annualized premium sales for Aflac Japan in the first quarter of 2015. During the three-month period ended March 31, 2015, we recruited more than 90 new sales agencies. At March 31, 2015, Aflac Japan was represented by approximately 14,100 sales agencies and more than 116,100 licensed sales associates employed by those agencies.
At March 31, 2015, we had agreements to sell our products at 371 banks, or more than 90% of the total number of banks in Japan. Bank channel sales accounted for 17.3% of new annualized premium sales in the first quarter of 2015 for Aflac Japan, compared with 27.8% during the first quarter of 2014.

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
We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2015 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Although our traditional channels remain key to our success, we have developed partnerships with new channels to help increase our overall sales growth. These channels include Japan Post, and we are making steady progress with our sales through postal outlets. In 2015, we believe that third sector sales will average a 15% increase for the first nine months of the year. However, we believe sales growth of third sector products in the fourth quarter of 2015 could be down sharply relative to the prior year due to difficult comparisons.

Japanese Economy

The Bank of Japan's April 2015 Monthly Report of Recent Economic and Financial Developments stated the following about the Japanese economy. Japan's economy continues to recover moderately, and exports have increased. Public investment has plateaued at a high level while housing investment, which continued to decline following the consumption tax hike, has recently started to bottom out. Private consumption has remained resilient due to steady improvement in employment and income. The report projected that Japan's economy is expected to recover moderately. Exports are expected to increase moderately due to the improving overseas economies. As for domestic demand, public investment is expected to flatten at a high level and subsequently begin to decline moderately. Private consumption is expected to remain resilient due to continued steady improvement in employment and income. Housing investment is projected to gradually regain its resilience as well. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2014.
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

In order to address our challenge of investing in Japan's low-interest-rate environment, Aflac Japan has invested in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and have entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. We started this program as part of our strategic review of portfolio allocation, maintain it as part of our on-going portfolio allocation, and will allocate new money into the program based on multiple factors including market conditions, overall portfolio make-up, investment alternatives, needs of the business, and other factors.

In the first quarter of 2015, in the execution of planned investment portfolio diversification, Aflac Japan increased the allocation of investments to a senior secured bank loan program by approximately $750 million, all of which has been funded, and to a high yield corporate bond program by $500 million, of which approximately $373 million had been funded as of March 31, 2015. See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2015 (1)	2014 (1)
New money yield	1.13%	1.99%
Return on average invested assets, net of investment expenses	2.86	2.76
Portfolio book yield, including dollar-denominated investments, end of period	2.81%	2.86%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly-
traded corporate bonds.

The new money yield in the table above excludes the reinvestment of sales proceeds that were used to fund the purchase of the senior secured bank loans and high yield corporate bonds. The decline in the Aflac Japan new money yield is primarily due to the modest amount of first quarter 2015 new money being allocated primarily to relatively low-yielding JGBs.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2015	2014
Net premium income	$1,339	$1,294
Net investment income	166	161
Other income	3	0
Total operating revenues	1,508	1,455
Benefits and claims	710	686
Operating expenses:
Amortization of deferred policy acquisition costs	128	130
Insurance commissions	147	145
Insurance and other expenses	238	191
Total operating expenses	513	466
Total benefits and expenses	1,223	1,152
Pretax operating earnings(1)	$285	$303
Percentage change over previous period:
Net premium income	3.5%	1.1%
Net investment income	3.3	2.5
Total operating revenues	3.6	1.2
Pretax operating earnings(1)	(6.1)	7.9
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 1.8% to $5.6 billion at March 31, 2015, compared with $5.5 billion at March 31, 2014.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31, 2015
Ratios to total revenues:	2015	2014
Benefits and claims	47.1%	47.1%
Operating expenses:
Amortization of deferred policy acquisition costs	8.5	8.9
Insurance commissions	9.7	10.0
Insurance and other expenses	15.8	13.2
Total operating expenses	34.0	32.1
Pretax operating earnings(1)	18.9	20.8
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio remained stable in the three-month period ended March 31, 2015, compared with the same period in 2014. The expense ratio increased primarily due to increased spending associated with changes in the Aflac U.S. sales structure. This fluctuation resulted in an overall decline in the pretax operating profit margin in the three-month period ended March 31, 2015, compared with 2014. For the remainder of 2015, we expect the benefit ratio to be relatively stable and the expense ratio to be higher in the second and third quarter and lower in the fourth quarter compared with 2014.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2015	2014
New annualized premium sales	$316	$318
Increase (decrease) over prior period	(.5)%	(4.4)%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2015	2014
Income-loss protection:
Short-term disability	23.6%	21.6%
Life	6.0	6.2
Asset-loss protection:
Accident	29.0	27.9
Critical care(1)	21.1	21.1
Supplemental medical:
Hospital indemnity	14.6	16.8
Dental/vision	5.7	6.4
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, increased 3.6%, short-term disability sales increased 8.8%, critical care insurance sales (including cancer insurance) decreased .5%, and hospital indemnity insurance sales decreased 14.1% in the first quarter of 2015, compared with the same period in 2014.
In the first quarter of 2015, our traditional U.S. sales forces included more than 8,900 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.

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
Beginning in the third quarter and continuing into the fourth quarter of 2014, Aflac U.S. implemented tactical initiatives centered around providing competitive compensation to our sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures are designed to more effectively link sales management's success to Aflac's success. For example, we enhanced compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we eliminated the commission-based position of state sales coordinator. To better manage our state operations, we introduced the new position of market director, effective October 1, 2014. Market directors are salaried with the opportunity to earn sales-related bonuses. We believe these changes have enhanced and will continue to enhance performance management and better align compensation with new business results.
With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac's voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for our products remains very strong, and we continue to work on enhancing our distribution capabilities to access employers of all sizes, including initiatives that benefit our field force and the broker community. At the same time, we are seeking opportunities to leverage our brand strength and attractive product portfolio in the evolving health care environment. For 2015, our objective is for Aflac U.S. new annualized premium sales to increase 3% to 7%.
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
The Dodd-Frank Act created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 as a Systemically Important Financial Institution (SIFI) in 2014. On December 18, 2014, President Obama signed the Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
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
The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. Of the nine recommended areas for direct federal involvement in insurance regulation that are applicable to Aflac, President Obama signed the National Association of Registered Agents and Brokers Reform Act into law in January 2015, which simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

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
The process of implementing the Dodd-Frank Act is ongoing and continues to involve additional rulemaking from time to time. At the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. has invested primarily in investment grade corporate bonds.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2015	2014
New money yield	3.79%	4.33%
Return on average invested assets, net of investment expenses	5.21	5.54
Portfolio book yield, end of period	5.85%	5.96%

The decline in the Aflac U.S. new money yield for the three-month period ended March 31, 2015 was primarily due to the decline in the general level of interest rates compared to the prior year period. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2015, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2014.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	120.17		120.55
Investments and cash	$108,711	$209	$108,502
Deferred policy acquisition costs	8,319	17	8,302
Total assets	121,401	234	121,167
Policy liabilities	85,564	239	85,325
Total liabilities	102,764	263	102,501
(1)The exchange rate at March 31, 2015, was 120.17 yen to one dollar, or .3% stronger than the December 31, 2014, exchange rate of 120.55.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2015	December 31, 2014	March 31, 2015		December 31, 2014
Securities available for sale, at fair value:
Fixed maturities	$53,458	$52,196	$13,363	(1)	$12,940	(1)
Perpetual securities	2,499	2,609	61		60
Equity securities	23	23	5		5
Total available for sale	55,980	54,828	13,429		13,005
Securities held to maturity, at amortized cost:
Fixed maturities	34,262	34,242	0		0
Total held to maturity	34,262	34,242	0		0
Total investment securities	$90,242	$89,070	$13,429		$13,005
(1)Excludes investment-grade, available-for-sale fixed-maturity securities held by the Parent Company of $498 in 2015 and $437 in
2014.
Because we invest in fixed-maturity securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.
Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $62.8 billion, at amortized cost, at March 31, 2015. However, Aflac Japan also owns dollar-denominated securities of $13.6 billion, at amortized cost, whose fair value is hedged against currency risk as well as $7.7 billion of securities, at amortized cost, that are not hedged as of March 31, 2015. Due to this investment allocation, yen-denominated investment income accounted for 52% of Aflac Japan's investment income during the three-month period ended March 31, 2015, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.

We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan in February 2015, we had foreign exchange forwards as part of a hedging strategy on 30.0 billion yen. As of March 31, 2015 we had foreign exchange forwards to hedge foreign exchange risk on 157.5 billion yen of future profit repatriation from Aflac Japan.

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

(In millions)	March 31, 2015			December 31, 2014
Yen/dollar exchange rates	105.17	120.17(1)	135.17	105.55	120.55(1)	135.55
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$32,203	$28,184	$25,056	$32,178	$28,174	$25,056
Fixed maturities - consolidated variable interest entities(3)	1,026	898	798	1,273	1,114	992
Perpetual securities	2,346	2,054	1,826	2,458	2,153	1,914
Perpetual securities - consolidated variable interest entities(3)	393	344	306	390	341	304
Equity securities	19	17	15	19	17	15
Securities held to maturity:
Fixed maturities	39,054	34,179	30,386	39,013	34,159	30,379
Fixed maturities - consolidated variable interest entities(3)	95	83	74	95	83	74
Cash and cash equivalents	258	225	200	370	324	288
Derivatives	2,177	705	1,113	596	802	1,266
Other financial instruments	164	144	128	159	139	124
Subtotal	77,735	66,833	59,902	76,551	67,306	60,412
Liabilities:
Notes payable	375	328	292	372	325	290
Derivatives	569	599	2,217	992	2,423	3,881
Subtotal	944	927	2,509	1,364	2,748	4,171
Net yen-denominated financial instruments	76,791	65,906	57,393	75,187	64,558	56,241
Other yen-denominated assets	8,637	7,559	6,720	8,212	7,190	6,394
Other yen-denominated liabilities	94,898	83,052	73,836	92,902	81,342	72,341
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,470)	$(9,587)	$(9,723)	$(9,503)	$(9,594)	$(9,706)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at March 31, 2015, and December 31, 2014, would be as follows:

(In millions)	March 31, 2015	December 31, 2014
Effect on yen-denominated debt and perpetual securities	$(9,196)	$(9,379)
Effect on dollar-denominated debt and perpetual securities	(3,524)	(3,427)
Effect on total debt and perpetual securities	$(12,720)	$(12,806)
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
For further information on our interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and Note 9 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2014.
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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014	Three Months Ended March 31, 2014
AAA	2.7%	7.6%	1.3%
AA	5.0	74.5	72.6
A	11.7	8.0	11.8
BBB	15.3	8.3	13.0
BB or lower	65.3	1.6	1.3
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. Total purchases comprise new money investments as well as the reinvestment of investment sales proceeds. The relatively higher purchases of AA rated securities in 2014 were primarily due to the purchase of JGBs. The significant increase in purchases of BB or lower rated securities in 2015 was due to increased investment in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. The bank loan investment program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. The objective of the high yield corporate bond investments is to enhance yield on the Aflac Japan portfolio and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.3%	1.3%	1.3%
AA	5.7	5.8	5.7	5.8
A	63.2	63.9	64.1	65.1
BBB	24.9	24.2	25.0	23.9
BB or lower	4.9	4.8	3.9	3.9
Total	100.0%	100.0%	100.0%	100.0%
As of March 31, 2015, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at March 31, 2015, and December 31, 2014. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	March 31, 2015		December 31, 2014
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$90,542	94.1%	$89,308	93.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	2,760	2.9	2,751	2.9
Tier I(1)	131	.1	131	.1
Surplus notes	302	.3	301	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.1	51	.1
Total fixed maturities	3,329	3.5	3,319	3.5
Perpetual securities (economic maturity date):
Upper Tier II	1,434	1.5	1,554	1.6
Tier I	692	.7	703	.8
Other subordinated - non-banks	183	.2	183	.2
Total perpetual securities	2,309	2.4	2,440	2.6
Total debt and perpetual securities	$96,180	100.0%	$95,067	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations
One of our largest investment concentrations as of March 31, 2015, was banks and financial institutions. Approximately 13% and 14% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at March 31, 2015 and December 31, 2014, respectively. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at March 31, 2015, based on amortized cost, was: Europe, excluding the United Kingdom (29%); United States (28%); Australia (8%); Japan (8%); United Kingdom (8%); and other (19%).
Our 15 largest global investment exposures as of March 31, 2015, were as follows:
Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$36,984	38.45%	Senior	A1	AA-	A+
Republic of South Africa	499.52	Senior	Baa2	BBB-	BBB
Bank of America NA	378.39
Bank of America Corp.	208.22	Senior	Baa2	A-	A
Bank of America Corp.	166.17	Lower Tier II	Baa3	BBB+	BBB+
Bank of America NA	4.00	Senior	A2	A	A
Bank of Tokyo-Mitsubishi UFJ Ltd.	374.39
BTMU Curacao Holdings NV	374.39	Lower Tier II	A2	—	A-
Investcorp SA	358.37
Investcorp Capital Limited	358.37	Senior	Ba2	—	BB
JP Morgan Chase & Co.	334.35
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	296.31	Senior	A3	A	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	A
JPMorgan Chase & Co. (NBD Bank) )	11.01	Lower Tier II	A2	A	A
JPMorgan Chase & Co. (FNBC)	10.01	Senior	Aa1	A+	—
Sumitomo Mitsui Financial Group Inc.	333.35
Sumitomo Mitsui Banking Corporation (includes SMBC International Finance)	208.22	Upper Tier II	A3	BBB+	—
Sumitomo Mitsui Banking Corporation	83.09	Lower Tier II	A2	A	—
Sumitomo Mitsui Banking Corporation	42.04	Upper Tier II	A3	BBB+	—
National Grid PLC	333.35
National Grid Gas PLC	167.18	Senior	A3	A-	A
National Grid Electricity Transmission PLC	166.17	Senior	A3	A-	A
Telecom Italia SpA	333.35
Telecom Italia Finance SA	167.18	Senior	Ba1	BB+	BBB-
Olivetti Finance NV	166.17	Senior	Ba1	BB+	BBB-
Deutsche Bank AG	320.33
Deutsche Postbank AG	200.21	Lower Tier II	Ba1	—	A-
Deutsche Bank Capital Trust II (2)	120.12	Tier I	Ba3	BB	BBB-
Citigroup Inc.	312.32
Citigroup Inc. (includes Citigroup Global Markets Holdings Inc.)	250.26	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	61.06	Senior	Baa2	A-	A
Citigroup Inc. (Citicorp)	1.00	Lower Tier II	Baa3	BBB+	A-
Banobras	308.32	Senior	A3	BBB+	BBB+
Petroleos Mexicanos (Pemex)	297.31
Pemex Proj FDG Master TR	249.26	Senior	A3	BBB+	BBB+
Pemex Finance LTD	48.05	Senior	A3	A	A+
Sultanate of Oman	291.30	Senior	A1	A-	—
Koninklijke Ahold NV	289.30
Koninklijke Ahold NV	274.29	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.01	Senior	Baa3	BBB	—
Subtotal	$41,743	43.40%
Total debt and perpetual securities	$96,180	100.00%
(1) JGBs or JGB-backed securities
(2) Entire position was called in April 2015
* If aggregated, our total exposure under the Berkshire Hathaway family of companies would have placed it among our top 15 exposures. However, we consider Berkshire Hathaway Energy Company and Burlington Northern Santa Fe, LLC holdings distinct from those of the parent company and believe it appropriate to report them separately.

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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	March 31, 2015		December 31, 2014
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$39,788	41.4%	$39,804	41.9%
United States and Canada	30,225	31.4	28,884	30.4
United Kingdom	2,923	3.0	3,121	3.3
Germany	2,652	2.8	2,657	2.8
France	1,754	1.8	1,747	1.8
Peripheral Eurozone	2,935	3.0	2,925	3.1
Portugal	200.2		200.2
Italy	1,681	1.7	1,674	1.8
Ireland	333.4		332.3
Spain	721.7		719.8
Nordic Region	2,204	2.3	2,198	2.2
Sweden	976	1.0	973	1.0
Norway	514.5		513.5
Denmark	333.3		332.3
Finland	381.5		380.4
Other Europe	2,651	2.8	2,711	2.8
Netherlands	1,502	1.6	1,497	1.6
Switzerland	227.2		225.2
Czech Republic	416.5		415.4
Austria	116.1		184.2
Belgium	224.2		224.2
Poland	166.2		166.2
Asia excluding Japan	3,587	3.7	3,575	3.8
Africa and Middle East	2,128	2.2	2,121	2.2
Latin America	2,627	2.7	2,622	2.8
Australia	2,267	2.4	2,262	2.4
All Others	439.5		440.5
Total debt and perpetual securities	$96,180	100.0%	$95,067	100.0%

Investments in Certain European Countries

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have been experiencing a debt crisis.  Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments had largely improved market perception of the situation across Europe.  However, in the last few months a change in the political landscape in Greece has increased the probability they may be unable to repay or refinance upcoming debt needs, creating a situation many feel could lead to their ultimate exit from the European Monetary Union. Despite the situation in Greece, most European sovereigns have seen their credit worthiness stabilize as the risk of the entire monetary union dissolving has been greatly reduced.  While recent economic indicators suggest improvement from the depths of the crisis, overall economic activity remains subdued throughout the region. As many Eurozone economies struggle with sustainable economic growth following the region’s recent sovereign debt and banking crisis, the ECB has launched a quantitative easing (QE) stimulus program. Throughout the crisis we have taken steps to improve the risk profile of our portfolio by selling certain holdings throughout Europe, including the periphery countries.
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

Some of our peripheral Eurozone fixed-maturity investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency, plus restrictions on the ability to incur additional debt, sell assets, or provide collateral for indebtedness. As of March 31, 2015, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Apart from our direct investments in peripheral Eurozone sovereign debt totaling $263 million, our other exposures as of March 31, 2015 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $493 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.2 billion, core Eurozone1 banks and financial institutions of $1.9 billion, core Eurozone non-banks (excluding sovereigns) of $4.2 billion, core Eurozone sovereigns of $487 million, and non-Eurozone2 holdings throughout the balance of Europe of $5.6 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis are not possible to measure and include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

Although the situation had largely stabilized across Europe, the crisis in Greece demonstrates certain risks remain as the area continues working to improve their economic footing.  We continue to monitor the situation closely including the heightened interrelationship between political, monetary, fiscal, and economic forces; the pace of underlying structural reforms; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Eurozone.
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

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	March 31, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$67,009	$75,342	$65,830	$74,190
Perpetual securities	106	158	107	154
Equity securities	12	19	12	19
Total publicly issued	67,127	75,519	65,949	74,363
Privately issued securities:
Fixed maturities	26,862	30,079	26,797	29,880
Perpetual securities	2,203	2,402	2,333	2,515
Equity securities	7	9	7	9
Total privately issued	29,072	32,490	29,137	32,404
Total investment securities	$96,199	$108,009	$95,086	$106,767

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2015	December 31, 2014
Privately issued securities as a percentage of total debt and perpetual securities	30.2%	30.6%
Privately issued securities held by Aflac Japan	$26,398	$26,468
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	27.4%	27.8%

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium and Finland.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2015	December 31, 2014
Privately issued reverse-dual currency securities	$6,216	$6,196
Publicly issued collateral structured as reverse-dual currency securities	1,309	1,470
Total reverse-dual currency securities	$7,525	$7,666
Reverse-dual currency securities as a percentage of total debt and perpetual securities	7.8%	8.1%
(1) Principal payments in yen and interest payments in dollars
Aflac Japan has invested in privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. All of the privately issued securities we have purchased were rated investment grade at the time of purchase. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. These securities were generally either privately negotiated arrangements or were issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants were required. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of our notes.
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
Our portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is our below-investment-grade exposure in accordance with the above described rating methodology.

Below-Investment-Grade Securities

	March 31, 2015				December 31, 2014
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$358	$358	$321	$(37)	$357	$357	$332	$(25)
Telecom Italia SpA	333	333	377	44	332	332	352	20
Deutsche Bank AG (1)	366	320	343	23	378	332	354	22
Navient Corp	280	279	179	(100)	278	278	178	(100)
UPM-Kymmene	258	258	260	2	257	257	251	(6)
Commerzbank AG (includes Dresdner Bank)	333	214	333	119	332	213	327	114
Republic of Tunisia	308	186	267	81	307	185	219	34
KLM Royal Dutch Airlines (1)	250	183	219	36	249	183	231	48
Bank of Ireland	166	166	132	(34)	166	166	125	(41)
Barclays Bank PLC (1)	231	149	223	74	228	148	225	77
Alcoa, Inc.	100	78	105	27	76	77	102	25
Transocean Inc.	68	71	51	(20)	*	*	*	*
Societe Generale (1)	83	61	77	16	83	61	67	6
Generalitat de Catalunya	150	55	134	79	149	55	129	74
Eskom Holdings Limited	50	50	48	(2)	*	*	*	*
IKB Deutsche Industriebank AG	108	46	71	25	108	46	70	24
Kommunalkredit Austria	25	16	16	0	108	84	88	4
Energias de Portugal SA (EDP)	*	*	*	*	118	116	124	8
Other Issuers (below $50 million in par value) (2)	430	410	446	36	361	378	394	16
Subtotal (3)	3,897	3,233	3,602	369	3,887	3,268	3,568	300
Senior secured bank loans (4)	1,133	1,124	1,214	90	504	501	579	78
High yield corporate bonds (5)	314	322	323	1	0	0	0	0
Grand Total	$5,344	$4,679	$5,139	$460	$4,391	$3,769	$4,147	$378
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Includes 19 issuers in 2015 and 18 issuers 2014
(3) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(4) Includes 204 issuers in 2015 and 196 in 2014; all issuers below $25 million in par value
(5) Includes 47 issuers in 2015; all issuers below $15 million in par value
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Telecom Italia SpA	$333	Below Investment Grade
Deutsche Bank AG (1)	320	Below Investment Grade
Commerzbank AG (includes Dresdner Bank)	214	Below Investment Grade
Bank of Ireland	166	Below Investment Grade
Energias de Portugal SA (EDP)	117	Investment Grade
Goldman Sachs Capital I	105	Investment Grade
Barclays Bank PLC (1)	103	Below Investment Grade
Petrobras International Finance Company	88	Investment Grade
BNP Paribas Fortis Funding (1)	83	Investment Grade
Redes Energeticas Nacionais SGPS, S.A. (REN)	83	Investment Grade
(1) Includes perpetual security

We invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and prohibits exposure to any individual credit greater than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $1.2 billion at March 31, 2015, compared with $501 million at December 31, 2014, on an amortized cost basis.

In the first quarter of 2015, as part of our normal portfolio management and asset allocation process, we increased our allocation within the Aflac Japan portfolio to high yield corporate bonds by $500 million. As of March 31, 2015, $373 million had been funded with below-investment-grade and investment grade securities. The objective of this allocation is to enhance our yield on this portion of the portfolio and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.4% of total debt and perpetual securities at both March 31, 2015 and December 31, 2014, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at March 31, 2015 and December 31, 2014 were generally reported as available for sale and carried at fair value.

Split-rated securities, excluding the senior secured bank loan investments and high yield corporate bonds discussed above, totaled $2.2 billion and represented 2.3% of total debt and perpetual securities, at amortized cost, at both March 31, 2015 and December 31, 2014.

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange and/or credit loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have on certain of our senior notes and subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps, foreign currency forwards and options, and swaptions is mitigated by collateral posting requirements the counterparty must meet. If collateral posting agreements are not in place, the counterparty risk associated with foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information.

Other-than-temporary Impairment
See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of March 31, 2015.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$57,239	$64,738	60.0%	$7,841	$342
Below-investment-grade securities	4,679	5,141	4.8	701	239
Held-to-maturity securities:
Investment-grade securities	34,262	38,102	35.2	3,978	138
Total	$96,180	$107,981	100.0%	$12,520	$719

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of March 31, 2015.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$6,839	$342	$2,621	$65	$283	$20	$3,935	$257
Below- investment-grade securities	1,634	239	341	12	40	13	1,253	214
Held-to-maturity securities:
Investment-grade securities	3,104	138	1,539	25	100	3	1,465	110
Total	$11,577	$719	$4,501	$102	$423	$36	$6,653	$581
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of March 31, 2015.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$6,839	$342	$6,684	$300	$155	$42	$0	$0
Below- investment-grade securities	1,634	239	1,244	104	390	135	0	0
Held-to-maturity securities:
Investment-grade securities	3,104	138	2,938	97	166	41	0	0
Total	$11,577	$719	$10,866	$501	$711	$218	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2015.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Navient Corp	BB	$279	$179	$(100)
DEPFA Bank PLC	BBB	166	125	(41)
Investcorp Capital Limited	BB	358	321	(37)
Bank of Ireland	BB	166	132	(34)
Bank of America Corp	A	378	348	(30)
Diamond Offshore Drilling Inc.	A	144	118	(26)
Transocean Inc.	BB	71	51	(20)
AXA (1)	BBB	276	257	(19)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	204	189	(15)
Noble Holdings Intl Limited	BBB	104	91	(13)
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
Cash and cash equivalents totaled $4.4 billion, or 4.0% of total investments and cash, as of March 31, 2015, compared with $4.7 billion, or 4.3%, at December 31, 2014. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2015	December 31, 2014	% Change
Aflac Japan	$5,250	$5,211	.7%	(1)
Aflac U.S.	3,069	3,062	.2
Total	$8,319	$8,273	.6%
(1)Aflac Japan’s deferred policy acquisition costs increased .4% in yen during the three months ended March 31, 2015.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2015	December 31, 2014	% Change
Aflac Japan	$76,211	$74,575	2.2%	(1)
Aflac U.S.	9,487	9,356	1.4
Other	8	2	100.0
Intercompany eliminations(2)	(142)	0	(100.0)%
Total	$85,564	$83,933	1.9%
(1) Aflac Japan’s policy liabilities increased 1.9% in yen during the three months ended March 31, 2015.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 6 of the Notes to the Consolidated Financial Statements.

Notes Payable
Notes payable totaled $6.3 billion at March 31, 2015, compared with $5.3 billion at December 31, 2014. In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen.

In April 2015, the Parent Company used the proceeds from the March 2015 issuance of its fixed-rate senior notes to redeem $850 million of our 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

See Note 7 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.
Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 10 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.
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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three-month periods ended March 31, 2015 and 2014.
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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	March 31, 2015	December 31, 2014
Aflac Japan net assets	$15,162	$14,665
Aflac Japan unhedged dollar-denominated net assets	(8,467)	(8,672)
Consolidated yen-denominated net assets (liabilities)	$6,695	$5,993

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $1.6 billion as of March 31, 2015 and December 31, 2014, respectively.
Cash Flow Hedges
We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of March 31, 2015, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.
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
Off-Balance Sheet Arrangements

As of March 31, 2015, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac to Parent Company

(In millions)	2015	2014
Dividends declared or paid by Aflac	$369	$269
Management fees paid by Aflac	93	75
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

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bank line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2015, we did not have any borrowings outstanding under our $100 million credit agreement. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015.

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of March 29, 2018, or the date of termination of the commitments upon an event of default as defined in the agreement. As of March 31, 2015, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2015. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Note 3 and 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014, for more information on our securities lending and derivatives activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2015	2014
Operating activities	$1,460	$1,615
Investing activities	(2,078)	(2,123)
Financing activities	322	(32)
Exchange effect on cash and cash equivalents	1	(9)
Net change in cash and cash equivalents	$(295)	$(549)
Operating Activities
The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2015	2014
Aflac Japan	$982	$1,340
Aflac U.S. and other operations	478	275
Total	$1,460	$1,615
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2015	2014
Aflac Japan	$(1,925)	$(2,033)
Aflac U.S. and other operations	(153)	(90)
Total	$(2,078)	$(2,123)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the three-month periods ended March 31, 2015 and 2014.
Financing Activities
Consolidated cash provided by financing activities was $322 million in the first three months of 2015, compared with consolidated cash used by financing activities of $32 million for the same period of 2014.

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen.

In April 2015, the Parent Company used $1.0 billion of fixed-rate senior notes that were issued in March 2015 to redeem $850 million of our 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes. We consider the make-whole payment a non-recurring transaction and therefore will exclude this charge from operating earnings in the second quarter of 2015.
Cash returned to shareholders through dividends and treasury stock purchases was $775 million during the three-month period ended March 31, 2015, compared with $584 million during the three-month period ended March 31, 2014.

We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2015.
The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2015	2014
Treasury stock purchases	$610	$421
Number of shares purchased:
Open market	9,827	6,535
Other	162	110
Total shares purchased	9,989	6,645

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2015	2014
Stock issued from treasury:
Cash financing	$13	$16
Noncash financing	18	18
Total stock issued from treasury	$31	$34
Number of shares issued	593	686
During the first three months of 2015, we repurchased 9.8 million shares of our common stock for $600 million as part of our share repurchase program. As of March 31, 2015, a remaining balance of 19.7 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase $1.3 billion of our common stock in 2015.

Cash dividends paid to shareholders were $.39 per share in the first quarter of 2015, compared with $.37 per share in the first quarter of 2014. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2015	2014
Dividends paid in cash	$165	$163
Dividends through issuance of treasury shares	6	7
Total dividends to shareholders	$171	$170

In April 2015, the board of directors declared the second quarter cash dividend of $.39 per share, an increase of 5.4% compared with the same period in 2014. The dividend is payable on June 1, 2015, to shareholders of record at the close of business on May 20, 2015.
Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent

Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2015, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2015 in excess of $2.4 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in interest rates, we have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan. We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also have interest rate swaptions to mitigate increases in U.S. interest rates and the related impact to the available-for-sale investment portfolio in Japan. In the first quarter of 2015, Aflac Japan entered into an additional quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4, and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014 for additional information on our investment strategies and hedging activities, respectively.) As of March 31, 2015, Aflac Japan's SMR remains high and reflects a strong capital position.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2015	2014
Aflac Japan management fees paid to Parent Company	$12	$12
Expenses allocated to Aflac Japan	28	26
Aflac Japan profit remittances to Aflac U.S. in dollars	250	0
Aflac Japan profit remittances to Aflac U.S. in yen	30.0	0.0
We entered into foreign exchange forwards as part of an economic hedge on foreign exchange risk on 30 billion yen of profit repatriation received in February 2015, resulting in $7 million of additional funds received when the yen was exchanged into dollars. We currently plan to repatriate a total of 200 billion yen from Aflac Japan for the full year 2015.
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in our annual report to shareholders for the year ended December 31, 2014.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2015, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,326,084		$58.64	3,325,300	26,224,824
February 1 - February 28	2,457,596		61.41	2,301,000	23,923,824
March 1 - March 31	4,205,408		62.82	4,201,000	19,722,824
Total	9,989,088	(2)	$61.08	9,827,300	19,722,824	(1)
(1)The total remaining shares available for purchase at March 31, 2015, consisted of 19,722,824 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2013.
(2)During the first three months of 2015, 161,788 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
	3.1	-	Bylaws of the Corporation, as amended – incorporated by reference from Form 10-K for December 31, 2014, Exhibit 3.1 (File No. 001-07434).
	4.0	-
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
Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 4, 2014, Exhibit 4.1 (File No. 001-07434).

	4.11	-
Tenth Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.40% Senior Note due 2020) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.1 (File No. 001-07434).

	4.12	-
Eleventh Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.25% Senior Note due 2025) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.2 (File No. 001-07434).

	4.13	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee - incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1 (File No. 001-07434).

4.14	-
First Supplemental Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.50% Subordinated Debenture due 2052) - incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.2 (File No. 001-07434).

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
Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 - incorporated by reference from 2014 Form 10-K, Exhibit 10.4 (File No. 001-07434).

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

10.37*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.39*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.40*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.41*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).

10.42*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated March 7, 2012 - incorporated by reference from Form 10-Q for March 31, 2012, Exhibit 10.36 (File No. 001-07434).
10.43*	-	Aflac Incorporated Employment Agreement with Eric Kirsch, effective November 1, 2011 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.47 (File No. 001-07434).
10.44*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 10, 2012 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.48 (File No. 001-07434).
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated January 1, 2014 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.49 (File No. 001-07434).
10.46*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 31, 2014 - incorporated by reference from 2014 Form 10-K, Exhibit 10.49 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 1, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 1, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 1, 2015, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 1, 2015	/s/ Kriss Cloninger III
(Kriss Cloninger III)
President, Chief Financial Officer, Treasurer and Director

May 1, 2015	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer