Form 10-Q
period 2015-06-30
AFLAC INC
filed 2015-08-04
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 27, 2015
Common Stock, $.10 Par Value	430,694,102

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2015

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2015, and 2014, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2015, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2015, and 2014, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 4, 2015

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2015		2014	2015		2014
Revenues:
Net premiums, principally supplemental health insurance	$4,364		$4,888	$8,796		$9,742
Net investment income	777		843	1,559		1,670
Realized investment gains (losses):
Other-than-temporary impairment losses realized	0		(28)	(6)		(31)
Sales and redemptions	92		97	160		138
Derivative and other gains (losses)	35		33	(14)		(51)
Total realized investment gains (losses)	127		102	140		56
Other income	19		5	18		10
Total revenues	5,287		5,838	10,513		11,478
Benefits and expenses:
Benefits and claims, net	2,937		3,293	5,889		6,513
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	255		276	532		570
Insurance commissions	325		369	655		735
Insurance expenses	550		537	1,080		1,071
Interest expense	74		81	157		161
Other expenses	272	(1)	44	313	(1)	86
Total acquisition and operating expenses	1,476		1,307	2,737		2,623
Total benefits and expenses	4,413		4,600	8,626		9,136
Earnings before income taxes	874		1,238	1,887		2,342
Income taxes	301		428	651		800
Net earnings	$573		$810	$1,236		$1,542
Net earnings per share:
Basic	$1.33		$1.79	$2.84		$3.40
Diluted	1.32		1.78	2.83		3.38
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	431,672		452,559	434,473		453,639
Diluted	434,257		455,380	437,077		456,534
Cash dividends per share	$.39		$.37	$.78		$.74
(1) Includes expense of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2015	2014	2015	2014
Net earnings	$573	$810	$1,236	$1,542
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(170)	502	(161)	445
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(2,458)	1,482	(1,865)	2,881
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(68)	11	(118)	9
Unrealized gains (losses) on derivatives during period	2	2	(2)	1
Pension liability adjustment during period	1	0	1	(1)
Total other comprehensive income (loss) before income taxes	(2,693)	1,997	(2,145)	3,335
Income tax expense (benefit) related to items of other comprehensive income (loss)	(868)	698	(673)	1,166
Other comprehensive income (loss), net of income taxes	(1,825)	1,299	(1,472)	2,169
Total comprehensive income (loss)	$(1,252)	$2,109	$(236)	$3,711
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	June 30, 2015 (Unaudited)	December 31, 2014
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $55,684 in 2015 and $55,365 in 2014)	$60,002	$61,407
Fixed maturities - consolidated variable interest entities (amortized cost $3,446 in 2015 and $3,020 in 2014)	4,440	4,166
Perpetual securities (amortized cost $1,812 in 2015 and $2,035 in 2014)	1,942	2,240
Perpetual securities - consolidated variable interest entities (amortized cost $281 in 2015 and $405 in 2014)	272	429
Equity securities (cost $19 in 2015 and 2014)	29	28
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $36,285 in 2015 and $38,413 in 2014)	33,211	34,159
Fixed maturities - consolidated variable interest entities (fair value $80 in 2015 and $84 in 2014)	82	83
Other investments	199	171
Cash and cash equivalents	3,103	4,658
Total investments and cash	103,280	107,341
Receivables	839	842
Accrued investment income	759	762
Deferred policy acquisition costs	8,278	8,273
Property and equipment, at cost less accumulated depreciation	422	429
Other (1)	2,003	2,120
Total assets	$115,581	$119,767
(1) Includes $100 in 2015 and $106 in 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2015 (Unaudited)	December 31, 2014
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$66,701	$65,646
Unpaid policy claims	3,695	3,630
Unearned premiums	8,102	8,626
Other policyholders’ funds	6,083	6,031
Total policy liabilities	84,581	83,933
Income taxes	4,697	5,293
Payables for return of cash collateral on loaned securities	1,023	2,193
Notes payable	5,425	5,282
Other (2)	2,837	4,719
Commitments and contingent liabilities (Note 11)
Total liabilities	98,563	101,420
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2015 and 2014; issued 669,066 shares in 2015 and 668,132 shares in 2014	67	67
Additional paid-in capital	1,772	1,711
Retained earnings	23,052	22,156
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,725)	(2,541)
Unrealized gains (losses) on investment securities	3,384	4,672
Unrealized gains (losses) on derivatives	(27)	(26)
Pension liability adjustment	(125)	(126)
Treasury stock, at average cost	(8,380)	(7,566)
Total shareholders’ equity	17,018	18,347
Total liabilities and shareholders’ equity	$115,581	$119,767
(2) Includes $322 in 2015 and $318 in 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2015	2014
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,711	1,644
Exercise of stock options	24	14
Share-based compensation	17	17
Gain (loss) on treasury stock reissued	20	23
Balance, end of period	1,772	1,698
Retained earnings:
Balance, beginning of period	22,156	19,885
Net earnings	1,236	1,542
Dividends to shareholders	(340)	(338)
Balance, end of period	23,052	21,089
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,979	(563)
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(184)	289
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	(1,288)	1,880
Unrealized gains (losses) on derivatives during period, net of income taxes	(1)	1
Pension liability adjustment during period, net of income taxes	1	(1)
Balance, end of period	507	1,606
Treasury stock:
Balance, beginning of period	(7,566)	(6,413)
Purchases of treasury stock	(848)	(522)
Cost of shares issued	34	33
Balance, end of period	(8,380)	(6,902)
Total shareholders’ equity	$17,018	$17,558
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2015		2014
Cash flows from operating activities:
Net earnings	$1,236		$1,542
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	1		24
Increase in deferred policy acquisition costs	(87)		(85)
Increase in policy liabilities	1,714		1,632
Change in income tax liabilities	130		(83)
Realized investment (gains) losses	(140)		(56)
Other, net	249	(1)	158
Net cash provided (used) by operating activities	3,103		3,132
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,410		1,536
Fixed maturities matured or called	518		330
Perpetual securities sold	0		60
Perpetual securities matured or called	348		0
Equity securities sold	1		0
Securities held to maturity:
Fixed maturities matured or called	420		4,759
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(3,004)		(7,000)
Other investments, net	(31)		141
Settlement of derivatives, net	(2,200)		(246)
Cash received (pledged or returned) as collateral, net	(1,001)		(3,058)
Other, net	(27)		(116)
Net cash provided (used) by investing activities	(3,566)		(3,594)
Cash flows from financing activities:
Purchases of treasury stock	(848)		(522)
Proceeds from borrowings	998		0
Principal payments under debt obligations	(850)		0
Dividends paid to shareholders	(328)		(324)
Change in investment-type contracts, net	147		1,023
Treasury stock reissued	20		21
Other, net	(226)	(1)	3
Net cash provided (used) by financing activities	(1,087)		201
Effect of exchange rate changes on cash and cash equivalents	(5)		(30)
Net change in cash and cash equivalents	(1,555)		(291)
Cash and cash equivalents, beginning of period	4,658		2,543
Cash and cash equivalents, end of period	$3,103		$2,252
Supplemental disclosures of cash flow information:
Income taxes paid	$527		$873
Interest paid	127		121
Noncash interest	30		39
Impairment losses included in realized investment losses	6		31
Noncash financing activities:
Capital lease obligations	1		0
Treasury stock issued for:
Associate stock bonus	18		18
Shareholder dividend reinvestment	12		14
Share-based compensation grants	4		3
(1) Operating activities excludes and financing activities includes a cash outflow of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% and 75% of the Company's total revenues in the six-month periods ended June 30, 2015, and 2014, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 83% at June 30, 2015, compared with 82% at December 31, 2014.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2015 and December 31, 2014, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2015, and 2014, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2015 and 2014. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2014.

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

Transfers and Servicing, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued updated guidance for repurchase agreement and security lending transactions to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. The amendments also require new disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. We adopted accounting changes for the new guidance as of January 1, 2015, and adopted the required disclosures as of April 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Accounting Pronouncements Pending Adoption

Financial Services - Insurance - Disclosures about Short-Duration Contracts: In May 2015, the FASB issued updated guidance requiring enhanced disclosures by all insurance entities that issue short-duration contracts. The amendments require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities and expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The amendments are effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early application of the amendments is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations, however we are evaluating whether the adoption of this guidance will have an impact on our disclosures.

Fair Value Measurement - Disclosures for investments in certain entities that calculate net asset value per share (or its equivalent): In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied retrospectively to all periods presented whereby an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Interest - Imputation of Interest - Simplifying the presentation of debt issuance costs: In April 2015, the FASB issued updated guidance to simplify presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. The amendment is effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Consolidation - Amendments to the consolidation analysis: In February 2015, the FASB issued updated guidance that affects evaluation of whether limited partnerships and similar legal entities (limited liability corporations and securitization structures, etc.) are variable interest entities (VIEs), evaluation of whether fees paid to a decision maker or a service provider are a variable interest, and evaluation of the effect of fee arrangements and the effect of related parties on the determination of the primary beneficiary under the VIE model for consolidation. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnership and similar legal entities that provide partners with either substantive kick-out rights or substantive participating rights (representing the partners’ controlling financial interest in the entity) over the general partner will now be evaluated under the voting interest model rather than the VIE model for consolidation. In regard to the fees paid to a decision maker or a service provider, the updated guidance eliminates three of the six criteria that an entity’s decision makers or service providers must meet for them to conclude that the fees do not represent a variable interest in that entity and, thus, should be excluded from the assessment for determining the primary beneficiary. Finally, in situations where no single party has a controlling financial interest in a VIE, the related party relationships under common control should be considered in their entirety in determining whether that common control group has a controlling financial interest in the VIE. However, if substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary. The amendments in the updated guidance are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early application is permitted, including adoption in an interim period. We are evaluating whether the adoption of this guidance will have an impact on our financial position, results of operations or disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Revenues:
Aflac Japan:
Net earned premiums	$2,978	$3,578	$6,056	$7,138
Net investment income	605	680	1,218	1,343
Other income	7	8	15	17
Total Aflac Japan	3,590	4,266	7,289	8,498
Aflac U.S.:
Net earned premiums	1,331	1,311	2,670	2,605
Net investment income	168	161	334	322
Other income	2	1	5	1
Total Aflac U.S.	1,501	1,473	3,009	2,928
Other business segments	65	10	91	20
Total business segment revenues	5,156	5,749	10,389	11,446
Realized investment gains (losses) (1)	104	92	100	36
Corporate	71	74	169	152
Intercompany eliminations	(50)	(66)	(133)	(136)
Other non-operating income (loss)	6	(11)	(12)	(20)
Total revenues	$5,287	$5,838	$10,513	$11,478
(1) Excluding a gain of $23 and $10 for the three-month periods and $40 and $20 for the six-month periods ended June 30, 2015, and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Pretax earnings:
Aflac Japan	$757	$927	$1,576	$1,860
Aflac U.S.	293	300	578	603
Other business segments	3	0	4	0
Total business segment pretax operating earnings	1,053	1,227	2,158	2,463
Interest expense, noninsurance operations	(38)	(51)	(87)	(101)
Corporate and eliminations	(20)	(19)	(41)	(36)
Pretax operating earnings	995	1,157	2,030	2,326
Realized investment gains (losses) (1)	104	92	100	36
Other non-operating income (loss)	(225)	(11)	(243)	(20)
Total earnings before income taxes	$874	$1,238	$1,887	$2,342
Income taxes applicable to pretax operating earnings	$344	$400	$701	$795
Effect of foreign currency translation on operating earnings	(59)	(13)	(117)	(61)
(1) Excluding a gain of $23 and $10 for the three-month periods and $40 and $20 for the six-month periods ended June 30, 2015, and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets were as follows:

(In millions)	June 30, 2015	December 31, 2014
Assets:
Aflac Japan	$95,739	$98,525
Aflac U.S.	17,951	18,383
Other business segments	157	128
Total business segment assets	113,847	117,036
Corporate	23,307	24,636
Intercompany eliminations	(21,573)	(21,905)
Total assets	$115,581	$119,767

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$16,315	$1,289	$6	$17,598
Municipalities	86	5	0	91
Mortgage- and asset-backed securities	329	29	0	358
Public utilities	1,581	225	3	1,803
Sovereign and supranational	779	210	0	989
Banks/financial institutions	2,642	282	184	2,740
Other corporate	3,286	453	26	3,713
Total yen-denominated	25,018	2,493	219	27,292
Dollar-denominated:
U.S. government and agencies	108	11	0	119
Municipalities	924	150	10	1,064
Mortgage- and asset-backed securities	209	30	0	239
Public utilities	5,331	760	118	5,973
Sovereign and supranational	338	110	0	448
Banks/financial institutions	2,954	715	20	3,649
Other corporate	24,248	2,192	782	25,658
Total dollar-denominated	34,112	3,968	930	37,150
Total fixed maturities	59,130	6,461	1,149	64,442
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,802	156	110	1,848
Other corporate	180	23	0	203
Dollar-denominated:
Banks/financial institutions	111	52	0	163
Total perpetual securities	2,093	231	110	2,214
Equity securities	19	10	0	29
Total securities available for sale	$61,242	$6,702	$1,259	$66,685

	June 30, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$19,708	$2,541	$0	$22,249
Municipalities	339	58	0	397
Mortgage- and asset-backed securities	39	2	0	41
Public utilities	3,209	158	72	3,295
Sovereign and supranational	2,516	193	21	2,688
Banks/financial institutions	4,528	143	121	4,550
Other corporate	2,954	225	34	3,145
Total yen-denominated	33,293	3,320	248	36,365
Total securities held to maturity	$33,293	$3,320	$248	$36,365

	December 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,341	$1,740	$0	$19,081
Municipalities	88	9	0	97
Mortgage- and asset-backed securities	351	35	0	386
Public utilities	1,691	226	5	1,912
Sovereign and supranational	799	163	0	962
Banks/financial institutions	2,752	325	189	2,888
Other corporate	3,479	531	48	3,962
Total yen-denominated	26,501	3,029	242	29,288
Dollar-denominated:
U.S. government and agencies	100	17	0	117
Municipalities	961	201	2	1,160
Mortgage- and asset-backed securities	185	31	0	216
Public utilities	5,061	960	36	5,985
Sovereign and supranational	343	111	0	454
Banks/financial institutions	2,943	775	8	3,710
Other corporate	22,291	2,682	330	24,643
Total dollar-denominated	31,884	4,777	376	36,285
Total fixed maturities	58,385	7,806	618	65,573
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,132	223	92	2,263
Other corporate	183	48	0	231
Dollar-denominated:
Banks/financial institutions	125	50	0	175
Total perpetual securities	2,440	321	92	2,669
Equity securities	19	9	0	28
Total securities available for sale	$60,844	$8,136	$710	$68,270

	December 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,023	$3,195	$0	$23,218
Municipalities	346	71	0	417
Mortgage- and asset-backed securities	43	3	0	46
Public utilities	3,342	281	20	3,603
Sovereign and supranational	2,556	272	14	2,814
Banks/financial institutions	4,932	231	78	5,085
Other corporate	3,000	326	12	3,314
Total yen-denominated	34,242	4,379	124	38,497
Total securities held to maturity	$34,242	$4,379	$124	$38,497

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the first and second quarters of 2015, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

During the second quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $128 million and an unrealized loss of $28 million. During the first quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $63 million and an unrealized loss of $8 million.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at June 30, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$232	$259	$77	$79
Due after one year through five years	2,137	2,547	645	736
Due after five years through 10 years	11,191	11,613	1,787	1,873
Due after 10 years	33,030	36,366	9,126	9,991
Mortgage- and asset-backed securities	380	431	36	44
Total fixed maturities available for sale	$46,970	$51,216	$11,671	$12,723
Held to maturity:
Due in one year or less	$271	$278	$0	$0
Due after one year through five years	1,430	1,529	0	0
Due after five years through 10 years	1,866	2,003	0	0
Due after 10 years	29,687	32,514	0	0
Mortgage- and asset-backed securities	39	41	0	0
Total fixed maturities held to maturity	$33,293	$36,365	$0	$0

At June 30, 2015, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $489 million at amortized cost and $503 million at fair value, which is not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call premiums or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$237	$219	$5	$5
Due after one year through five years	500	531	0	0
Due after 10 years	1,312	1,402	39	57
Total perpetual securities available for sale	$2,049	$2,152	$44	$62
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

Banks and Financial Institutions

One of our largest investment sector concentrations as of June 30, 2015, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	June 30, 2015		December 31, 2014
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$10,124	11%	$10,627	11%
Fair value	10,939	11	11,683	11
Perpetual securities:
Upper Tier II:
Amortized cost	$1,351	1%	$1,554	2%
Fair value	1,421	1	1,645	1
Tier I:
Amortized cost	562	1	703	1
Fair value	590	1	793	1
Total:
Amortized cost	$12,037	13%	$12,884	14%
Fair value	12,950	13	14,121	13

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$55	$92	$104	$127
Gross losses from sales	0	0	0	(1)
Net gains (losses) from redemptions	7	4	26	11
Other-than-temporary impairment losses	0	(28)	(6)	(31)
Held to maturity:
Net gains (losses) from redemptions	0	1	0	1
Total fixed maturities	62	69	124	107
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	30	0	30	0
Total perpetual securities	30	0	30	0
Derivatives and other:
Derivative gains (losses)	35	33	(14)	(50)
Other	0	0	0	(1)
Total derivatives and other	35	33	(14)	(51)
Total realized investment gains (losses)	$127	$102	$140	$56

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Corporate bonds	$0	$28	$2	$31
Bank/financial institution bonds	0	0	4	0
Total other-than-temporary impairment losses realized (1)	$0	$28	$6	$31
(1) Includes an immaterial amount and $28 for the three-month periods and $6 and $31 for the six-month periods ended June 30, 2015 and 2014, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2015	December 31, 2014
Unrealized gains (losses) on securities available for sale	$5,443	$7,426
Deferred income taxes	(2,059)	(2,754)
Shareholders’ equity, unrealized gains (losses) on investment securities	$3,384	$4,672
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$494	$6	$494	$6	$0	$0
Municipalities:
Dollar-denominated	92	10	77	9	15	1
Public utilities:
Dollar-denominated	2,033	118	1,657	90	376	28
Yen-denominated	1,429	75	1,110	43	319	32
Sovereign and supranational:
Yen-denominated	346	21	159	4	187	17
Banks/financial institutions:
Dollar-denominated	347	20	345	20	2	0
Yen-denominated	3,063	305	1,872	47	1,191	258
Other corporate:
Dollar-denominated	12,187	782	9,933	531	2,254	251
Yen-denominated	1,075	60	387	5	688	55
Total fixed maturities	21,066	1,397	16,034	755	5,032	642
Perpetual securities:
Yen-denominated	751	110	184	12	567	98
Total perpetual securities	751	110	184	12	567	98
Total	$21,817	$1,507	$16,218	$767	$5,599	$740

	December 31, 2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$75	$2	$53	$1	$22	$1
Public utilities:
Dollar-denominated	1,001	36	164	7	837	29
Yen-denominated	805	25	98	1	707	24
Sovereign and supranational:
Yen-denominated	359	14	0	0	359	14
Banks/financial institutions:
Dollar-denominated	205	8	53	5	152	3
Yen-denominated	1,828	267	166	0	1,662	267
Other corporate:
Dollar-denominated	8,072	330	1,901	62	6,171	268
Yen-denominated	1,151	60	122	2	1,029	58
Total fixed maturities	13,496	742	2,557	78	10,939	664
Perpetual securities:
Yen-denominated	783	92	194	5	589	87
Total perpetual securities	783	92	194	5	589	87
Total	$14,279	$834	$2,751	$83	$11,528	$751

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

The following table provides more information on our unrealized loss positions.

	June 30, 2015			December 31, 2014
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Public utilities	16%	13%	99%	13%	7%	100%
Sovereign and supranational	3	2	100	3	2	100
Banks/financial institutions	16	22	45	14	33	31
Other corporate	61	56	94	65	47	88
Total fixed maturities	96%	93%		95%	89%
Perpetual securities	4	7	100	5	11	100
Total	100%	100%		100%	100%

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

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		June 30, 2015			December 31, 2014
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$60	$89	$29	$61	$87	$26
	BBB	1,130	1,107	(23)	1,330	1,333	3
	BB or lower	161	225	64	163	225	62
Total Upper Tier II		1,351	1,421	70	1,554	1,645	91
Tier I:
	BBB	511	516	5	519	556	37
	BB or lower	51	74	23	184	237	53
Total Tier I		562	590	28	703	793	90
Other subordinated - non-banks:
	BB or lower	180	203	23	183	231	48
Total		$2,093	$2,214	$121	$2,440	$2,669	$229

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
Investments in Consolidated Variable Interest Entities

	June 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,446	$4,440	$3,020	$4,166
Perpetual securities, available for sale	281	272	405	429
Fixed maturities, held to maturity	82	80	83	84
Other assets	100	100	106	106
Total assets of consolidated VIEs	$3,909	$4,892	$3,614	$4,785
Liabilities:
Other liabilities	$322	$322	$318	$318
Total liabilities of consolidated VIEs	$322	$322	$318	$318

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	June 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$5,880	$6,627	$6,104	$6,937
Perpetual securities, available for sale	291	293	324	330
Fixed maturities, held to maturity	2,441	2,583	2,564	2,829
Total investments in VIEs not consolidated	$8,612	$9,503	$8,992	$10,096

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the international capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 181 separate issuers with an average credit rating of BBB+.

Loan Receivables

We invest in middle market loans through participation rights that are accounted for as loan receivables and recorded at fair value on the acquisition date. Since we have the intent and ability to hold these loan receivables for the foreseeable future or until they mature, they are considered held-for-investment and are carried on our balance sheet at adjusted amortized cost in the Other Investments line on our Consolidated Balance Sheets. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. As of June 30, 2015, our investment in these loan receivables was $26 million, while the associated allowance for expected losses was immaterial.

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

Details of our securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
June 30, 2015
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$188	$448	$636
Public utilities	73	0	73
Sovereign and supranational	3	0	3
Banks/financial institutions	14	0	14
Other corporate	297	0	297
Total borrowings	$575	$448	$1,023
Gross amount of recognized liabilities for securities lending transactions			$1,023
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
(1) These securities are pledged as collateral under our U.S. securities lending program and can be called at our discretion; therefore, they are classified as Overnight and Continuous.

Securities Lending Transactions Accounted for as Secured Borrowings
December 31, 2014
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$0	$1,720	$1,720
Public utilities	80	0	80
Sovereign and supranational	1	0	1
Banks/financial institutions	64	0	64
Other corporate	328	0	328
Total borrowings	$473	$1,720	$2,193
Gross amount of recognized liabilities for securities lending transactions			$2,193
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
(1) These securities are pledged as collateral under our U.S. securities lending program and can be called at our discretion; therefore, they are classified as Overnight and Continuous.

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2015 and December 31, 2014.

Certain fixed-maturity securities have been pledged as collateral as part of derivative transactions. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) foreign currency forwards used to hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or we elect not to designate them as an accounting hedge. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated our yen-denominated Samurai and Uridashi notes and yen-denominated loans as nonderivative hedging instruments for this net investment hedge.

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

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements the counterparties to those transactions must meet. As of June 30, 2015, there were 17 counterparties to our derivative agreements, with five comprising 75% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	June 30, 2015			December 31, 2014
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$2,592	$220	$(32)	$1,098	$39	$(36)
A	23,277	532	(470)	22,564	763	(2,387)
Total	$25,869	$752	$(502)	$23,662	$802	$(2,423)

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

The fair value of collateral posted by us to third parties for derivative transactions of $176 million at June 30, 2015 and $1.6 billion at December 31, 2014 consisted entirely of securities. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was $129 million and $2.1 billion as of June 30, 2015 and December 31, 2014, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2015, we would not be required to post any additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $624 million and $619 million at June 30, 2015 and December 31, 2014, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights.
Accounting for Derivative Financial Instruments
Freestanding derivatives are carried at estimated fair value in our consolidated balance sheets either as other assets or as other liabilities. See Note 5 for a discussion on how we determine the fair value of our derivatives. Accruals on derivatives are recorded in accrued investment income or within other liabilities in the consolidated balance sheets.
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

Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. At the inception of the hedging relationship for hedges we elect to designate for hedge accounting treatment, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking each hedge transaction. We document the designation of each hedge as either (i) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or the hedge of a forecasted transaction ("cash flow hedge"); (ii) a hedge of the estimated fair value of a recognized asset or liability ("fair value hedge"); or (iii) a hedge of a net investment in a foreign operation. The documentation process includes linking derivatives and nonderivatives that are designated as hedges to specific assets or groups of assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. At the hedge's inception and on an ongoing quarterly basis, we also formally assess whether the derivatives that are used in hedging transactions have been, and are expected to continue to be, highly effective in offsetting their designated risk. Hedge effectiveness is assessed using qualitative and quantitative methods.
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

	June 30, 2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(17)	$0	$(17)
Total cash flow hedges	75	(17)	0	(17)
Fair value hedges:
Foreign currency forwards	12,980	(114)	54	(168)
Foreign currency options	1,250	0	0	0
Total fair value hedges	14,230	(114)	54	(168)
Net investment hedge:
Foreign currency forwards	1,997	81	85	(4)
Total net investment hedge	1,997	81	85	(4)
Non-qualifying strategies:
Foreign currency swaps	6,586	300	609	(309)
Foreign currency forwards	2,899	(1)	3	(4)
Credit default swaps	82	1	1	0
Total non-qualifying strategies	9,567	300	613	(313)
Total derivatives	$25,869	$250	$752	$(502)
Balance Sheet Location
Other assets	$13,372	$752	$752	$0
Other liabilities	12,497	(502)	0	(502)
Total derivatives	$25,869	$250	$752	$(502)

	December 31, 2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	12,388	(1,791)	0	(1,791)
Foreign currency options	697	(32)	0	(32)
Interest rate swaptions	2,502	(159)	0	(159)
Total fair value hedges	15,587	(1,982)	0	(1,982)
Net investment hedge:
Foreign currency forwards	1,307	54	56	(2)
Total net investment hedge	1,307	54	56	(2)
Non-qualifying strategies:
Foreign currency swaps	5,765	443	746	(303)
Foreign currency forwards	784	(119)	0	(119)
Foreign currency options	53	(1)	0	(1)
Credit default swaps	83	0	0	0
Interest rate swaptions	8	(1)	0	(1)
Total non-qualifying strategies	6,693	322	746	(424)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)
Balance Sheet Location
Other assets	$6,531	$802	$802	$0
Other liabilities	17,131	(2,423)	0	(2,423)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended June 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$(267)	$(17)	$(250)	$244	$(6)
Foreign currency options	Fixed-maturity securities	(5)	1	(6)	6	0
Interest rate swaptions	Fixed-maturity securities	(4)	0	(4)	5	1
Six Months Ended June 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$(230)	$(32)	$(198)	$205	$7
Foreign currency options	Fixed-maturity securities	(3)	4	(7)	7	0
Interest rate swaptions	Fixed-maturity securities	(95)	19	(114)	99	(15)
Three Months Ended June 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$199	$(25)	$224	$(204)	$20
Foreign currency options	Fixed-maturity securities	1	1	0	0	0
Interest rate swaptions	Fixed-maturity securities	(81)	2	(83)	90	7
Six Months Ended June 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$463	$(35)	$498	$(473)	$25
Foreign currency options	Fixed-maturity securities	1	1	0	0	0
Interest rate swaptions	Fixed-maturity securities	(135)	(22)	(113)	122	9

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

We used foreign exchange forwards to economically hedge foreign exchange risk on 30.0 billion yen of profit repatriation received from Aflac Japan in February 2015. As of June 30, 2015, we had entered into foreign exchange forwards as part of an economic hedge on 102.5 billion yen of profit repatriation received in July 2015 and 142.0 billion yen of future profit repatriation.

Our net investment hedge was effective during the three- and six-month periods ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$2	$0	$2	$0	$(2)	$(1)	$1
Total cash flow hedges	0	2	0	2	0	(2)	(1)	1
Fair value hedges:
Foreign currency forwards(2)	(23)	0	(5)	0	(25)	0	(10)	0
Foreign currency options (2)	1	0	1	0	4	0	1	0
Interest rate swaptions(2)	1	0	9	0	4	0	(13)	0
Total fair value hedges	(21)	0	5	0	(17)	0	(22)	0
Net investment hedge:
Non- derivative hedging instruments	0	6	0	(11)	0	5	0	(28)
Foreign currency forwards	0	32	0	(7)	0	34	0	(13)
Foreign currency options	0	0	0	(2)	0	0	0	(3)
Total net investment hedge	0	38	0	(20)	0	39	0	(44)
Non-qualifying strategies:
Foreign currency swaps	55	0	24	0	(2)	0	4	0
Foreign currency forwards	(1)	0	0	0	(1)	0	0	0
Credit default swaps	0	0	1	0	1	0	3	0
Interest rate swaps	2	0	2	0	5	0	1	0
Futures	0	0	1	0	0	0	(35)	0
Total non- qualifying strategies	56	0	28	0	3	0	(27)	0
Total	$35	$40	$33	$(18)	$(14)	$37	$(50)	$(43)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three- and six-month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

We have securities lending agreements with unaffiliated financial institutions that post collateral to us in return for the use of our fixed maturity securities (see Note 3). When we have entered into securities lending agreements with the same counterparty, the agreements generally provide for net settlement in the event of default by the counterparty. This right of set-off allows us to keep and apply collateral received if the counterparty failed to return the securities borrowed from us as contractually agreed.

The tables below summarize our derivatives and securities lending transactions, and as reflected in the tables, in accordance with GAAP, our policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets

June 30, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$609	$0	$609	$0	$(520)		$89
Foreign currency forwards	142	0	142	0	(104)		38
Credit default swaps	1	0	1	0	0		1
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	752	0	752	0	(624)	(1)	128
Securities lending and similar arrangements	1,003	0	1,003	0	(1,003)		0
Total	$1,755	$0	$1,755	$0	$(1,627)		$128
(1) Consists entirely of cash.

December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$746	$0	$746	$0	$(568)		$178
Foreign currency forwards	56	0	56	0	(51)		5
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	802	0	802	0	(619)	(1)	183
Securities lending and similar arrangements	2,149	0	2,149	0	(2,149)		0
Total	$2,951	$0	$2,951	$0	$(2,768)		$183
(1) Consists of $153 of pledged securities and $466 of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(326)	$0	$(326)	$0	$0		$(326)
Foreign currency forwards	(176)	0	(176)	0	176		0
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(502)	0	(502)	0	176	(1)	(326)
Securities lending and similar arrangements	(1,023)	0	(1,023)	1,003	0		(20)
Total	$(1,525)	$0	$(1,525)	$1,003	$176		$(346)
(1) Consists entirely of pledged securities.

December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(318)	$0	$(318)	$0	$0		$(318)
Foreign currency forwards	(1,912)	0	(1,912)	0	1,439		(473)
Foreign currency options	(33)	0	(33)	0	24		(9)
Interest rate swaptions	(160)	0	(160)	0	158		(2)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(2,423)	0	(2,423)	0	1,621	(1)	(802)
Securities lending and similar arrangements	(2,193)	0	(2,193)	2,149	0		(44)
Total	$(4,616)	$0	$(4,616)	$2,149	$1,621		$(846)
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

	June 30, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$17,177	$540	$0	$17,717
Municipalities	0	1,155	0	1,155
Mortgage- and asset-backed securities	0	383	214	597
Public utilities	0	7,776	0	7,776
Sovereign and supranational	0	1,437	0	1,437
Banks/financial institutions	0	6,364	25	6,389
Other corporate	0	29,371	0	29,371
Total fixed maturities	17,177	47,026	239	64,442
Perpetual securities:
Banks/financial institutions	0	2,011	0	2,011
Other corporate	0	203	0	203
Total perpetual securities	0	2,214	0	2,214
Equity securities	20	6	3	29
Other assets:
Foreign currency swaps	0	510	99	609
Foreign currency forwards	0	142	0	142
Credit default swaps	0	0	1	1
Total other assets	0	652	100	752
Other investments	173	0	0	173
Cash and cash equivalents	3,103	0	0	3,103
Total assets	$20,473	$49,898	$342	$70,713
Liabilities:
Foreign currency swaps	$0	$4	$322	$326
Foreign currency forwards	0	176	0	176
Total liabilities	$0	$180	$322	$502

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,683	$515	$0	$19,198
Municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities	0	379	223	602
Public utilities	0	7,897	0	7,897
Sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions	0	6,572	26	6,598
Other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions	0	2,289	149	2,438
Other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities	19	6	3	28
Other assets:
Foreign currency swaps	0	640	106	746
Foreign currency forwards	0	56	0	56
Total other assets	0	696	106	802
Other investments	171	0	0	171
Cash and cash equivalents	4,658	0	0	4,658
Total assets	$23,531	$49,863	$507	$73,901
Liabilities:
Foreign currency swaps	$0	$0	$318	$318
Foreign currency forwards	0	1,912	0	1,912
Foreign currency options	0	33	0	33
Interest rate swaptions	0	160	0	160
Total liabilities	$0	$2,105	$318	$2,423

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$19,708	$22,249	$0	$0	$22,249
Municipalities	339	0	397	0	397
Mortgage and asset-backed securities	39	0	13	28	41
Public utilities	3,209	0	3,295	0	3,295
Sovereign and supranational	2,516	0	2,688	0	2,688
Banks/financial institutions	4,528	0	4,550	0	4,550
Other corporate	2,954	0	3,145	0	3,145
Other investments	26	0	0	26	26
Total assets	$33,319	$22,249	$14,088	$54	$36,391
Liabilities:
Other policyholders’ funds	$6,083	$0	$0	$5,962	$5,962
Notes payable (excluding capital leases)	5,412	0	0	5,628	5,628
Total liabilities	$11,495	$0	$0	$11,590	$11,590

	December 31, 2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,023	$23,218	$0	$0	$23,218
Municipalities	346	0	417	0	417
Mortgage and asset-backed securities	43	0	15	31	46
Public utilities	3,342	0	3,603	0	3,603
Sovereign and supranational	2,556	0	2,814	0	2,814
Banks/financial institutions	4,932	0	5,085	0	5,085
Other corporate	3,000	0	3,314	0	3,314
Total assets	$34,242	$23,218	$15,248	$31	$38,497
Liabilities:
Other policyholders’ funds	$6,031	$0	$0	$5,905	$5,905
Notes payable (excluding capital leases)	5,268	0	0	5,835	5,835
Total liabilities	$11,299	$0	$0	$11,740	$11,740

Fair Value of Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. The carrying amounts for cash and cash equivalents, other investments, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the nature of these instruments. Liabilities for future policy benefits and unpaid policy claims are not financial instruments as defined by GAAP.

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

The pricing data and market quotes we obtain from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuation and Classifications Subcommittee (VCS). Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. We have performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

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

For the periods presented, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	June 30, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$17,177	$540	$0	$17,717
Total government and agencies	17,177	540	0	17,717
Municipalities:
Third party pricing vendor	0	1,155	0	1,155
Total municipalities	0	1,155	0	1,155
Mortgage- and asset-backed securities:
Third party pricing vendor	0	383	0	383
Broker/other	0	0	214	214
Total mortgage- and asset-backed securities	0	383	214	597
Public utilities:
Third party pricing vendor	0	7,776	0	7,776
Total public utilities	0	7,776	0	7,776
Sovereign and supranational:
Third party pricing vendor	0	1,437	0	1,437
Total sovereign and supranational	0	1,437	0	1,437
Banks/financial institutions:
Third party pricing vendor	0	6,364	0	6,364
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,364	25	6,389
Other corporate:
Third party pricing vendor	0	29,371	0	29,371
Total other corporate	0	29,371	0	29,371
Total fixed maturities	17,177	47,026	239	64,442
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,011	0	2,011
Total banks/financial institutions	0	2,011	0	2,011
Other corporate:
Third party pricing vendor	0	203	0	203
Total other corporate	0	203	0	203
Total perpetual securities	0	2,214	0	2,214
Equity securities:
Third party pricing vendor	20	6	0	26
Broker/other	0	0	3	3
Total equity securities	20	6	3	29
Total securities available for sale	$17,197	$49,246	$242	$66,685

	June 30, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$22,249	$0	$0	$22,249
Total government and agencies	22,249	0	0	22,249
Municipalities:
Third party pricing vendor	0	397	0	397
Total municipalities	0	397	0	397
Mortgage- and asset-backed securities:
Third party pricing vendor	0	13	0	13
Broker/other	0	0	28	28
Total mortgage- and asset-backed securities	0	13	28	41
Public utilities:
Third party pricing vendor	0	3,295	0	3,295
Total public utilities	0	3,295	0	3,295
Sovereign and supranational:
Third party pricing vendor	0	2,688	0	2,688
Total sovereign and supranational	0	2,688	0	2,688
Banks/financial institutions:
Third party pricing vendor	0	4,468	0	4,468
Broker/other	0	82	0	82
Total banks/financial institutions	0	4,550	0	4,550
Other corporate:
Third party pricing vendor	0	3,118	0	3,118
Broker/other	0	27	0	27
Total other corporate	0	3,145	0	3,145
Total securities held to maturity	$22,249	$14,088	$28	$36,365

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,683	$515	$0	$19,198
Total government and agencies	18,683	515	0	19,198
Municipalities:
Third party pricing vendor	0	1,257	0	1,257
Total municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities:
Third party pricing vendor	0	379	0	379
Broker/other	0	0	223	223
Total mortgage- and asset-backed securities	0	379	223	602
Public utilities:
Third party pricing vendor	0	7,897	0	7,897
Total public utilities	0	7,897	0	7,897
Sovereign and supranational:
Third party pricing vendor	0	1,416	0	1,416
Total sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions:
Third party pricing vendor	0	6,514	0	6,514
Broker/other	0	58	26	84
Total banks/financial institutions	0	6,572	26	6,598
Other corporate:
Third party pricing vendor	0	28,605	0	28,605
Total other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,289	0	2,289
Broker/other	0	0	149	149
Total banks/financial institutions	0	2,289	149	2,438
Other corporate:
Third party pricing vendor	0	231	0	231
Total other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities:
Third party pricing vendor	19	6	0	25
Broker/other	0	0	3	3
Total equity securities	19	6	3	28
Total securities available for sale	$18,702	$49,167	$401	$68,270

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,218	$0	$0	$23,218
Total government and agencies	23,218	0	0	23,218
Municipalities:
Third party pricing vendor	0	417	0	417
Total municipalities	0	417	0	417
Mortgage- and asset-backed securities:
Third party pricing vendor	0	15	0	15
Broker/other	0	0	31	31
Total mortgage- and asset-backed securities	0	15	31	46
Public utilities:
Third party pricing vendor	0	3,603	0	3,603
Total public utilities	0	3,603	0	3,603
Sovereign and supranational:
Third party pricing vendor	0	2,814	0	2,814
Total sovereign and supranational	0	2,814	0	2,814
Banks/financial institutions:
Third party pricing vendor	0	5,085	0	5,085
Total banks/financial institutions	0	5,085	0	5,085
Other corporate:
Third party pricing vendor	0	3,287	0	3,287
Broker/other	0	27	0	27
Total other corporate	0	3,314	0	3,314
Total securities held to maturity	$23,218	$15,248	$31	$38,497

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the three- and six-month periods ended June 30, 2015 and 2014, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended June 30, 2015
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$221	$0	$0	$26	$0	$150	$3	$0	$(283)	$1	$118
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	58	0	58
Unrealized gains (losses) included in other comprehensive income (loss)	(6)	0	0	(1)	0	(3)	0	0	2	0	(8)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(147)	0	0	0	0	(147)
Settlements	(1)	0	0	0	0	0	0	0	0	0	(1)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$214	$0	$0	$25	$0	$0	$3	$0	$(223)	$1	$20
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$58	$0	$58
(1) Derivative assets and liabilities are presented net

Three Months Ended June 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$262	$0	$0	$25	$0	$56	$3	$0	$(86)	$(1)	$259
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	24	1	24
Unrealized gains (losses) included in other comprehensive income (loss)	7	0	0	0	0	4	0	0	2	0	13
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(3)	0	0	0	0	0	0	0	71	0	68
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$266	$0	$0	$25	$0	$0	$3	$(1)	$11	$0	$304
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$24	$1	$24
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2015
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$0	$0	$26	$0	$149	$3	$0	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	(25)	1	(24)
Unrealized gains (losses) included in other comprehensive income (loss)	(7)	0	0	(1)	0	(2)	0	0	(2)	0	(12)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(147)	0	0	0	0	(147)
Settlements	(2)	0	0	0	0	0	0	0	16	0	14
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$214	$0	$0	$25	$0	$0	$3	$0	$(223)	$1	$20
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$(25)	$1	$(24)
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(2)	14	3	15
Unrealized gains (losses) included in other comprehensive income (loss)	(97)	0	0	2	0	8	0	0	1	0	(86)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(6)	0	0	0	0	0	0	0	95	0	89
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$266	$0	$0	$25	$0	$0	$3	$(1)	$11	$0	$304
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(2)	$14	$3	$15
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

June 30, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$214	Consensus pricing	Offered quotes	N/A	(e)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(e)
Equity securities	3	Net asset value	Offered quotes	$1 - $667 ($7)
Other assets:
Foreign currency swaps	3	Discounted cash flow	Interest rates (USD)	2.46% - 2.94%	(b)
			Interest rates (JPY)	.63% - 1.48%	(c)
			CDS spreads	29 - 157 bps
			Foreign exchange rates	20.29%	(d)
	96	Discounted cash flow	Interest rates (USD)	2.46% - 2.94%	(b)
			Interest rates (JPY)	.63% - 1.48%	(c)
			Foreign exchange rates	20.29%	(d)
Credit default swaps	1	Discounted cash flow	Base correlation	55% - 58%	(a)
			CDS spreads	97 bps
			Recovery rate	36.69%
Total assets	$342
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

June 30, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$182	Discounted cash flow	Interest rates (USD)	2.46% - 2.94%	(a)
			Interest rates (JPY)	.63% - 1.48%	(b)
			CDS spreads	29 - 157 bps
			Foreign exchange rates	20.29%	(c)
	124	Discounted cash flow	Interest rates (USD)	2.46% - 2.94%	(a)
			Interest rates (JPY)	.63% - 1.48%	(b)
			CDS spreads	18 - 164 bps
	16	Discounted cash flow	Interest rates (USD)	2.46% - 2.94%	(a)
			Interest rates (JPY)	.63% - 1.48%	(b)
			Foreign exchange rates	20.29%	(c)
Total liabilities	$322
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
(c) Based on 10 year volatility of JPY/USD exchange rate

The following is a discussion of the significant unobservable inputs or valuation techniques used in determining the fair value of securities and derivatives classified as Level 3.

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
Foreign exchange swaps also have a lump-sum final settlement of foreign exchange principal receivables at the termination of the swap. An increase in yen interest rates will decrease the value of the final settlement foreign exchange receivables and decrease the value of the swap, and an increase in USD interest rates will increase the swap value.
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

We enter into fixed quota-based coinsurance reinsurance agreements with other companies in the normal course of business. For each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits are reported net of insurance ceded.

Effective March 31, 2015, we entered into a coinsurance reinsurance transaction whereby we ceded 30.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business. Effective April 1, 2015, we entered into a retrocession coinsurance reinsurance transaction whereby we assumed 27.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business through our subsidiary CAIC.

For our reinsurance transactions to date, we have recorded a deferred profit liability related to the reinsurance transactions. The remaining deferred profit liability of $747 million, as of June 30, 2015, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $780 million as of June 30, 2015.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Direct premium income	$4,448	$4,969	$8,962	$9,902
Ceded to other companies:
Ceded Aflac Japan closed blocks	(132)	(72)	(222)	(145)
Other	(8)	(11)	(18)	(20)
Assumed from other companies:
Retrocession activities	55	0	70	0
Other	1	2	4	5
Net premium income	$4,364	$4,888	$8,796	$9,742

Direct benefits and claims	$3,013	$3,361	$6,038	$6,650
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(120)	(65)	(200)	(129)
Other	10	(6)	3	(13)
Assumed from other companies:
Retrocession activities	51	0	65	0
Other	(17)	3	(17)	5
Benefits and claims, net	$2,937	$3,293	$5,889	$6,513

These reinsurance transactions are considered indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

7.	NOTES PAYABLE
A summary of notes payable follows:

(In millions)	June 30, 2015		December 31, 2014
3.45% senior notes due August 2015	$300		$300
2.65% senior notes due February 2017	653	(1)	653	(1)
8.50% senior notes due May 2019	0		850
2.40% senior notes due March 2020	550		0
4.00% senior notes due February 2022	350	(2)	350	(2)
3.625% senior notes due June 2023	700		700
3.625% senior notes due November 2024	749	(2)	749	(2)
3.25% senior notes due March 2025	448	(2)	0
6.90% senior notes due December 2039	397	(2)	397	(2)
6.45% senior notes due August 2040	448	(2)	448	(2)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	65		66
Yen-denominated Samurai notes:
1.84% notes due July 2016 (principal amount 15.8 billion yen)	129		131
Yen-denominated loans:
3.60% loan due July 2015 (principal amount 10 billion yen)	82	(3)	83
3.00% loan due August 2015 (principal amount 5 billion yen)	41		41
Capitalized lease obligations payable through 2022	13		14
Total notes payable	$5,425		$5,282
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes
(3) Paid off on July 24, 2015 at its specific maturity date

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

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bank line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expense or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2015, we did not have any borrowings outstanding under our $100 million credit agreement. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015.

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. As of June 30, 2015, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of March 29, 2018, or the date of termination of the commitments upon an event of default as defined in the agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2015. No events of default or defaults occurred during the six-month period ended June 30, 2015.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

8.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2015	2014
Common stock - issued:
Balance, beginning of period	668,132	667,046
Exercise of stock options and issuance of restricted shares	934	750
Balance, end of period	669,066	667,796
Treasury stock:
Balance, beginning of period	225,687	207,633
Purchases of treasury stock:
Open market	13,534	8,142
Other	214	122
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(611)	(626)
Exercise of stock options	(265)	(303)
Other	(110)	(122)
Balance, end of period	238,449	214,846
Shares outstanding, end of period	430,617	452,950

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Anti-dilutive share-based awards	1,390	733	1,634	612

Share Repurchase Program

During the first six months of 2015, we repurchased 13.5 million shares of our common stock in the open market for $833 million as part of our share repurchase program. During the first six months of 2014, we repurchased 8.1 million shares of our common stock in the open market for $515 million as part of our share repurchase program. As of June 30, 2015, a remaining balance of 16.0 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,540)	$5,026	$(28)	$(126)	$2,332
Other comprehensive income before reclassification	(185)	(1,598)	1	0	(1,782)
Amounts reclassified from accumulated other comprehensive income	0	(44)	0	1	(43)
Net current-period other comprehensive income	(185)	(1,642)	1	1	(1,825)
Balance, end of period	$(2,725)	$3,384	$(27)	$(125)	$507
All amounts in the table above are net of tax.

Three Months Ended June 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,542)	$1,944	$(13)	$(82)	$307
Other comprehensive income before reclassification	326	964	2	2	1,294
Amounts reclassified from accumulated other comprehensive income	0	7	0	(2)	5
Net current-period other comprehensive income	326	971	2	0	1,299
Balance, end of period	$(1,216)	$2,915	$(11)	$(82)	$1,606
All amounts in the table above are net of tax.

Six Months Ended June 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income before reclassification	(184)	(1,211)	(1)	0	(1,396)
Amounts reclassified from accumulated other comprehensive income	0	(77)	0	1	(76)
Net current-period other comprehensive income	(184)	(1,288)	(1)	1	(1,472)
Balance, end of period	$(2,725)	$3,384	$(27)	$(125)	$507
All amounts in the table above are net of tax.

Six Months Ended June 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income before reclassification	289	1,874	1	1	2,165
Amounts reclassified from accumulated other comprehensive income	0	6	0	(2)	4
Net current-period other comprehensive income	289	1,880	1	(1)	2,169
Balance, end of period	$(1,216)	$2,915	$(11)	$(82)	$1,606
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$68	Sales and redemptions
	0	Other-than-temporary impairment losses realized
	68	Total before tax
	(24)	Tax (expense) or benefit(1)
	$44	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	4	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$43	Net of tax
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

(In millions)	Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$124	Sales and redemptions
	(6)	Other-than-temporary impairment losses realized
	118	Total before tax
	(41)	Tax (expense) or benefit(1)
	$77	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(9)	Acquisition and operating expenses(2)
Prior service (cost) credit	8	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$76	Net of tax
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

9.    SHARE-BASED COMPENSATION

As of June 30, 2015, the Company has outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2015, approximately 10.1 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2015.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	8,907	4.7	$106	$50.43
Exercisable	6,958	3.6	98	48.11

We received cash from the exercise of stock options in the amount of $31 million during the first six months of 2015, compared with $24 million in the first six months of 2014. The tax benefit realized as a result of stock option exercises and restricted stock releases was $19 million in the first six months of 2015, compared with $12 million in the first six months of 2014.

As of June 30, 2015, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $56 million, of which $23 million (780 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$3	$4	$6	$5	$0	$1
Interest cost	1	2	8	8	0	1
Expected return on plan assets	(1)	(1)	(5)	(5)	0	0
Amortization of net actuarial loss	1	0	3	2	1	0
Amortization of prior service cost (credit)	0	0	0	0	(4)	(5)
Net periodic (benefit) cost	$4	$5	$12	$10	$(3)	$(3)

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$7	$8	$12	$10	$0	$1
Interest cost	3	4	16	15	1	1
Expected return on plan assets	(2)	(2)	(11)	(10)	0	0
Amortization of net actuarial loss	1	0	7	5	1	1
Amortization of prior service cost (credit)	0	0	0	0	(8)	(9)
Net periodic (benefit) cost	$9	$10	$24	$20	$(6)	$(6)

During the six months ended June 30, 2015, Aflac Japan contributed approximately $10 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2015) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2015, we entered into an outsourcing agreement with a technology and consulting corporation to provide mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. As of June 30, 2015, the agreement has a remaining term of 5.5 years and an aggregate remaining cost of 39.9 billion yen ($326 million using the June 30, 2015, exchange rate).

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and six-month periods ended June 30, 2015 and 2014, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2014. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at June 30, 2015 was 122.45, or 17.2% weaker than the June 30, 2014 spot yen/dollar exchange rate of 101.36. The weighted-average yen/dollar exchange rate for the three-month period ended June 30, 2015 was 121.20, or 15.7% weaker than the weighted-average yen/dollar exchange rate of 102.15 for the same period in 2014. The weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2015 was 120.14, or 14.7% weaker than the weighted-average yen/dollar exchange rate of 102.42 for the same period in 2014.
Reflecting the weaker yen/dollar exchange rate, revenues were $5.3 billion in the second quarter of 2015, compared with $5.8 billion in the second quarter of 2014. Net earnings were $573 million, or $1.32 per diluted share, compared with $810 million, or $1.78 per diluted share, in the second quarter of 2014.
Also reflecting the weaker yen/dollar exchange rate, revenues were $10.5 billion in the first six months of 2015, compared with $11.5 billion in the first six months of 2014. Net earnings were $1.2 billion, or $2.83 per diluted share, compared with $1.5 billion, or $3.38 per diluted share, for the first six months of 2014.
Results in the second quarter of 2015 included pretax net realized investment gains of $127 million ($83 million after-tax), compared with net realized investment gains of $102 million ($66 million after-tax) in the second quarter of 2014. Net investment gains in the second quarter of 2015 included $92 million of net gains ($60 million after-tax) from the sale or redemption of securities and $35 million of net gains ($23 million after-tax) from valuing derivatives.
Results in the first six months of 2015 included pretax net realized investment gains of $140 million ($91 million after-tax), compared with net realized investment gains of $56 million ($36 million after-tax) in the first six months of 2014. Net investment gains in the first six months of 2015 included $6 million ($4 million after-tax) of other-than-temporary impairment losses; $160 million of net gains ($104 million after-tax) from the sale or redemption of securities; and $14 million of net losses ($9 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $3.4 billion at June 30, 2015, compared with a net unrealized gain of $4.7 billion at December 31, 2014.

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bank line of credit with a third party that provides for borrowings in the amount of $50 million. In March 2015, the Parent Company issued $1.0 billion of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. In April 2015, the Parent Company used the proceeds from the March 2015 issuance of its fixed-rate senior notes to redeem all of our $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes. For further information regarding these transactions, see Note 7 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first six months of 2015, we repurchased 13.5 million shares of our common stock in the open market for $833 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 94% of our assets and 76% of our liabilities are reported as of June 30, 2015, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2015. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2014.
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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions				Per Diluted Share		In Millions				Per Diluted Share
	Three Months Ended June 30,						Six Months Ended June 30,
	2015		2014		2015	2014	2015		2014		2015	2014
Operating earnings	$651		$757		$1.50	$1.66	$1,329		$1,531		$3.04	$3.36
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	60		45.14			.10	100		70.23			.15
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(12)		(16)		(.03)	(.04)	(21)		(22)		(.05)	(.05)
Other derivative and hedging activities	20	(1)	31	(1)	.05	.07	(14)	(1)	(24)	(1)	(.03)	(.05)
Other and non-recurring income (loss)	(146)		(7)		(.34)	(.01)	(158)		(13)		(.36)	(.03)
Net earnings	$573		$810		$1.32	$1.78	$1,236		$1,542		$2.83	$3.38
(1) Excludes a gain of $15 and $7, after tax, for the three-month periods and $26 and $13, after tax, for the six-month periods ended June 30, 2015 and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses

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

Securities Transactions and Impairments

During the three-month period ended June 30, 2015, we realized pretax investment gains, net of losses, of $92 million ($60 million after-tax) from sales and redemptions of securities.

During the six-month period ended June 30, 2015, we realized pretax investment gains, net of losses, of $160 million ($104 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $6 million ($4 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the three-month period ended June 30, 2014, we realized pretax investment gains, net of losses, of $97 million ($63 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $28 million ($18 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the six-month period ended June 30, 2014, we realized pretax investment gains, net of losses, of $138 million ($90 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $31 million ($20 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.

The following table details our pretax impairment losses by investment category.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Corporate bonds	$0	$28	$2	$31
Bank/financial institution bonds	0	0	4	0
Total other-than-temporary impairment losses realized (1)	$0	$28	$6	$31
(1) Includes an immaterial amount and $28 for the three-month periods and $6 and $31 for the six-month periods ended June 30, 2015 and 2014, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps and credit default swaps in VIEs that are consolidated; foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During the three-month period ended June 30, 2015, we realized pretax investment gains, net of losses, of $35 million ($23 million after-tax), compared with pretax investment gains, net of losses, of $33 million ($21 million after-tax) for the same period in 2014, as a result of valuing these derivatives, net of the effects of hedge accounting. During the six-month period ended June 30, 2015, we realized pretax investment losses, net of gains, of $14 million ($9 million after-tax), compared with pretax investment losses, net of gains, of $51 million ($33 million after-tax) for the same period in 2014, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Non-recurring Items
During the three- and six-month periods ended June 30, 2015, the make-whole premium paid to the investors of our 8.50% fixed-rate senior notes for the early redemption of those notes was recorded as a $230 million pretax non-operating loss ($150 million after-tax, or $.35 per diluted share).
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
Income Taxes
Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the three-month period ended June 30, 2015 and 2014. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the six-month period ended June 30, 2015, compared with 34.2% for the same period in 2014.

Earnings Guidance

Our original objective for 2015 was to increase operating earnings per diluted share by 2% to 7% compared with 2014, excluding the effect of foreign currency translation. Based on the results from the first half of 2015, we have revised our 2015 objective to increase operating earnings per diluted share by 4% to 7% compared with 2014, excluding the effect of foreign currency translation. Interest rates in both Japan and the United States are at historic lows, making it more difficult to invest cash flows at attractive yields. In April 2015, we executed a make-whole transaction to enhance our consolidated capital position (see the Capital Resources and Liquidity section of this MD&A for further discussion). As a result of this transaction, we incurred a non-operating charge of $.35 to operating earnings per diluted share in the second quarter of 2015. However, operating earnings per diluted share will benefit by approximately $.07 for the full year 2015 due to a net reduction in interest expense. If we achieve our objective for 2015, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
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

Assuming we achieve our revised earnings objective and the yen/dollar exchange rate averages 120 to 125 for the remainder of the year, we would expect to report operating earnings of $5.88 to $6.17 per diluted share for the full year of 2015. Using the same exchange rate assumption for the third quarter of 2015, we would expect operating earnings in the range of $1.40 to $1.53 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net premium income	$2,978	$3,578	$6,056	$7,138
Net investment income:
Yen-denominated investment income	307	368	626	729
Dollar-denominated investment income	298	312	592	614
Net investment income	605	680	1,218	1,343
Other income (loss)	7	8	15	17
Total operating revenues	3,590	4,266	7,289	8,498
Benefits and claims, net	2,170	2,585	4,398	5,119
Operating expenses:
Amortization of deferred policy acquisition costs	141	168	291	332
Insurance commissions	179	220	362	441
Insurance and other expenses	343	366	662	746
Total operating expenses	663	754	1,315	1,519
Total benefits and expenses	2,833	3,339	5,713	6,638
Pretax operating earnings(1)	$757	$927	$1,576	$1,860
Weighted-average yen/dollar exchange rate	121.20	102.15	120.14	102.42

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Net premium income	(16.8)%	(3.8)%	(15.2)%	(6.4)%	(1.2)%	(.4)%	(.5)%	.5%
Net investment income	(11.0)	4.0	(9.3)	1.1	5.7	7.5	6.5	8.4
Total operating revenues	(15.8)	(2.7)	(14.2)	(5.5)	.0	.7	.6	1.5
Pretax operating earnings(1)	(18.4)	(1.3)	(15.3)	(3.6)	(3.1)	2.0	(.6)	3.3
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

Annualized premiums in force increased 1.3% to 1.60 trillion yen as of June 30, 2015, compared with 1.58 trillion yen as of June 30, 2014. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.1 billion at June 30, 2015, compared with $15.6 billion a year ago.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 49% of Aflac Japan’s investment income in the first six months of 2015, compared with 46% a year ago. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 45% of Aflac Japan’s investment income during the first six months of 2015, compared with 44% a year ago.

The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Six Months		Three Months		Six Months
	2015	2014	2015	2014	2015	2014	2015	2014
Net investment income	5.7%	7.5%	6.5%	8.4%	(2.5)%	5.8%	(1.2)%	5.1%
Total operating revenues	.0	.7	.6	1.5	(1.4)	.4	(.6)	1.0
Pretax operating earnings(1)	(3.1)	2.0	(.6)	3.3	(8.9)	.8	(5.9)	1.2
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2015	2014	2015	2014
Benefits and claims, net	60.5%	60.6%	60.3%	60.3%
Operating expenses:
Amortization of deferred policy acquisition costs	3.9	3.9	4.0	3.9
Insurance commissions	5.0	5.2	5.0	5.2
Insurance and other expenses	9.5	8.6	9.1	8.7
Total operating expenses	18.4	17.7	18.1	17.8
Pretax operating earnings(1)	21.1	21.7	21.6	21.9
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three- and six-month periods ended June 30, 2015, the benefit ratio remained relatively stable compared to the same respective period in the prior year, resulting from a continued increase in the ordinary life benefit ratio offset by reinsurance. The three reinsurance agreements that we entered into since the end of third quarter 2013 reduced the benefit ratio by approximately 109 basis points for the three-month period and by 89 basis points for the six-month period ended June 30, 2015. In the three- and six-month periods ended June 30, 2015, the operating expense ratio increased primarily due to higher sales promotion and sales incentive expenses, expenses related to system upgrades, and the write-off of certain software development costs related to modernization activities. For the full year of 2015, we anticipate the pretax operating expense ratio to be similar to 2014. Likewise, for the full year of 2015, we anticipate the pretax operating profit margin to be approximately the same as 2014.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2015	2014	2015	2014	2015	2014	2015	2014
New annualized premium sales	$252	$273	$478	$542	30.6	27.9	57.6	55.5
Increase (decrease) over prior period	(8.0)%	(10.9)%	(11.8)%	(38.7)%	9.4%	(7.7)%	3.7%	(34.0)%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2015	2014	2015	2014
Medical	24.7%	35.0%	25.1%	35.2%
Cancer	41.0	22.5	41.2	20.6
Ordinary life:
Child endowment	7.9	10.4	9.0	10.7
WAYS	18.3	14.8	15.2	16.3
Other ordinary life	6.1	9.2	6.6	9.2
Other	2.0	8.1	2.9	8.0
Total	100.0%	100.0%	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 25.2% during the second quarter of 2015 and increased 23.3% in the first half of 2015, compared with the same periods in 2014. We have been focusing more on promotion of our cancer and medical products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.
Sales of cancer insurance continued to be strong following the introduction at the end of the third quarter of 2014 of New Cancer DAYS, which includes an exclusive policy sold through Japan Post. Cancer insurance sales were up 99.6% during the second quarter of 2015, compared with the same period in 2014. Aflac Japan enhanced its medical product with new riders in June 2015. This revision provides better protection against critical diseases such as cancer, heart attack and stroke. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
As expected, Aflac Japan’s first sector product sales, which include WAYS and child endowment, were down 11.8% in the second quarter of 2015, compared to the same period in the prior year. We continue to expect that for 2015, the sale of first sector products will be down compared with 2014, as our focus remains on selling third sector products.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 85.4% of total new annualized premium sales for Aflac Japan in the second quarter of 2015. During the three-month period ended June 30, 2015, we recruited more than 90 new sales agencies. At June 30, 2015, Aflac Japan was represented by approximately 13,700 sales agencies and more than 116,400 licensed sales associates employed by those agencies.
At June 30, 2015, we had agreements to sell our products at 372 banks, or more than 90% of the total number of banks in Japan. Bank channel sales accounted for 14.6% of new annualized premium sales in the second quarter of 2015 for Aflac Japan, compared with 23.3% during the second quarter of 2014.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding a partnership that was established in 2008 (see Japanese Regulatory Environment). At the end of June 2014, Japan Post Insurance (Kampo) received FSA regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October 1, 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and starting July 1, 2015, Japan Post will expand the number of post offices that offer Aflac's cancer products to 20,000 postal outlets. We believe this alliance with Japan Post will further benefit our cancer insurance sales.
We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2015 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Although our traditional channels remain key to our success, we have developed partnerships with new channels to help increase our overall sales growth. These channels include Japan Post, and we are making steady progress with our sales through postal outlets. Given the sales growth in the first half of 2015 and our expectation for production in the second half of the year, we anticipate that sales of our cancer and medical products will increase in the range of 7% to 10% for the full year of 2015.

Japanese Economy

The Bank of Japan's July 2015 Monthly Report of Recent Economic and Financial Developments stated the following about the Japanese economy. Japan's economy continues to recover moderately, and exports have increased. Public investment has moderately declined, although it remains very high, while housing investment is expected to begin increasing. Private consumption has remained resilient due to steady improvement in employment and income. The report projected that Japan's economy is expected to recover moderately. Exports are expected to increase moderately due to the improving overseas economies. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2014.
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

On January 16, 2014, Japan’s FSA issued a reporting order pursuant to the Insurance Business Law to all insurance companies, including Aflac Japan, entitled “Regarding the Rectification, etc. of Insurance Agency Employees.” Companies were ordered to ascertain conditions on the ground regarding sales agents, facilitate the discontinuation of the practice of subcontracting (i.e., the use of non-employee contractors to sell insurance on behalf of insurance agencies), and report to the FSA. Pursuant to the reporting order, Aflac submitted its final report to the FSA on April 30, 2015. In light of the Company's current mix of distribution channels, the use of non-employee contractors is not a major channel for the Company in Japan.

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

In order to address our challenge of investing in Japan's low-interest-rate environment, Aflac Japan has invested in higher-yielding U.S. dollar-denominated publicly-traded investment grade corporate fixed-maturity securities, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. We started this program as part of our strategic review of portfolio allocation, maintain it as part of our on-going portfolio allocation, and will allocate new money into the program based on multiple factors including market conditions, overall portfolio make-up, investment alternatives, needs of the business, and other factors.

In the first six months of 2015, as part of our normal portfolio management and asset allocation process, Aflac Japan increased the allocation of investments to a senior secured bank loan program by approximately $750 million and to a high yield corporate bond program by $650 million, all of which had been funded as of June 30, 2015. See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
New money yield	3.76%	2.58%	3.39%	2.18%
Return on average invested assets, net of investment expenses	2.89	2.84	2.87	2.80
Portfolio book yield, including dollar-denominated investments, end of period	2.83%	2.85%	2.83%	2.85%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly traded corporate bonds.

The new money yield in the table above excludes the reinvestment of sales proceeds that were used to fund the purchase of the senior secured bank loans and high yield corporate bonds. The increase in the Aflac Japan new money yield in the three- and six-month periods ended June 30, 2015 was primarily due to the majority of 2015 new money to date being allocated to dollar-denominated corporate bonds rather than relatively low-yielding Japanese government bonds (JGBs).

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
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net premium income	$1,331	$1,311	$2,670	$2,605
Net investment income	168	161	334	322
Other income	2	1	5	1
Total operating revenues	1,501	1,473	3,009	2,928
Benefits and claims	715	708	1,426	1,394
Operating expenses:
Amortization of deferred policy acquisition costs	113	108	241	238
Insurance commissions	146	148	293	293
Insurance and other expenses	234	209	471	400
Total operating expenses	493	465	1,005	931
Total benefits and expenses	1,208	1,173	2,431	2,325
Pretax operating earnings(1)	$293	$300	$578	$603
Percentage change over previous period:
Net premium income	1.6%	1.2%	2.5%	1.1%
Net investment income	4.0	2.5	3.7	2.5
Total operating revenues	1.9	1.3	2.8	1.2
Pretax operating earnings(1)	(2.0)	5.7	(4.1)	6.8
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 1.6% to $5.6 billion at June 30, 2015, compared with $5.5 billion at June 30, 2014.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2015	2014	2015	2014
Benefits and claims	47.7%	48.1%	47.4%	47.6%
Operating expenses:
Amortization of deferred policy acquisition costs	7.5	7.3	8.0	8.1
Insurance commissions	9.7	10.1	9.7	10.0
Insurance and other expenses	15.6	14.2	15.7	13.7
Total operating expenses	32.8	31.6	33.4	31.8
Pretax operating earnings(1)	19.5	20.3	19.2	20.6
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio in the three- and six-month periods ended June 30, 2015, was slightly lower compared with the same periods in 2014 due to mix of business changes and general improvements in claims trends. The expense ratio increased during these periods primarily due to increased spending associated with changes in the Aflac U.S. sales structure. These fluctuations resulted in an overall decline in the pretax operating profit margin in the three- and six-month periods ended June 30, 2015, compared with 2014. For the remainder of 2015, we expect the benefit ratio to be relatively stable, and the expense ratio to be higher in the third quarter and lower in the fourth quarter, compared with 2014.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2015	2014	2015	2014
New annualized premium sales	$344	$334	$660	$651
Increase (decrease) over prior period	3.1%	(8.2)%	1.4%	(6.4)%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2015	2014	2015	2014
Income-loss protection:
Short-term disability	24.4%	22.4%	24.0%	22.0%
Life	5.5	6.3	5.8	6.2
Asset-loss protection:
Accident	29.6	27.8	29.3	27.8
Critical care(1)	20.9	20.3	21.0	20.7
Supplemental medical:
Hospital indemnity	13.9	16.5	14.2	16.7
Dental/vision	5.7	6.7	5.7	6.6
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, increased 9.6%, short-term disability sales increased 12.3%, critical care insurance sales (including cancer insurance) increased 6.0%, and hospital indemnity insurance sales decreased 13.2% in the second quarter of 2015, compared with the same period in 2014.
In the second quarter of 2015, our traditional U.S. sales forces included more than 9,100 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.

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
One Day PaySM is a claims initiative that we have focused on at Aflac U.S. to process, approve and pay eligible claims in just one day. We believe that along with our brand and relevant products, this claims practice will help Aflac stand out from competitors.
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

Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. In 2014, the five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) re-proposed for comment their rules regarding collateral for uncleared swaps. If adopted as proposed, such rules may result in increased collateral requirements for Aflac or impose limits on the types of collateral we are permitted to post.
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

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2015	2014	2015	2014
New money yield	4.56%	4.31%	4.17%	4.32%
Return on average invested assets, net of investment expenses	5.26	5.57	5.24	5.55
Portfolio book yield, end of period	5.81%	5.99%	5.81%	5.99%

The increase in the Aflac U.S. new money yield for the three-month period ended June 30, 2015 was primarily due to wider credit spreads. The decline in the Aflac U.S. new money yield for the six-month period ended June 30, 2015 was primarily due to the decline in the general level of interest rates compared to the prior year period. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2015, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2014.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	122.45		120.55
Investments and cash	$103,280	$(995)	$104,275
Deferred policy acquisition costs	8,278	(82)	8,360
Total assets	115,581	(1,111)	116,692
Policy liabilities	84,581	(1,182)	85,763
Total liabilities	98,563	(1,270)	99,833
(1)The exchange rate at June 30, 2015, was 122.45 yen to one dollar, or 1.6% weaker than the December 31, 2014, exchange rate of 120.55.
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
The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014
Securities available for sale, at fair value:
Fixed maturities	$51,216	$52,196	$12,723	(1)	$12,940	(1)
Perpetual securities	2,152	2,609	62		60
Equity securities	24	23	5		5
Total available for sale	53,392	54,828	12,790		13,005
Securities held to maturity, at amortized cost:
Fixed maturities	33,293	34,242	0		0
Total held to maturity	33,293	34,242	0		0
Total investment securities	$86,685	$89,070	$12,790		$13,005
(1)Excludes available-for-sale fixed-maturity securities held by the Parent Company and other business segments of $503 in 2015 and $437 in 2014.
Because we invest in fixed-maturity securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.
Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $60.3 billion, at amortized cost, at June 30, 2015. However, Aflac Japan also owns dollar-denominated securities of $14.5 billion, at amortized cost, whose fair value is hedged against currency risk as well as $7.5 billion of securities, at amortized cost, that are not hedged as of June 30, 2015. Due to this investment allocation, yen-denominated investment income accounted for 51% of Aflac Japan's investment income during the three- and six-month periods ended June 30, 2015, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.

We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan in February 2015, we had foreign exchange forwards as part of a hedging strategy on 30.0 billion yen. As of June 30, 2015, we had foreign exchange forwards to hedge foreign exchange risk on 102.5 billion yen of profit repatriation received in July 2015 and 142.0 billion yen of future profit repatriation from Aflac Japan.

In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 36 before the yield on these instruments would equal that of a comparable JGB instrument.
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

(In millions)	June 30, 2015			December 31, 2014
Yen/dollar exchange rates	107.45	122.45(1)	137.45	105.55	120.55(1)	135.55
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$30,118	$26,428	$23,544	$32,178	$28,174	$25,056
Fixed maturities - consolidated variable interest entities(3)	985	864	770	1,273	1,114	992
Perpetual securities	2,127	1,867	1,663	2,458	2,153	1,914
Perpetual securities - consolidated variable interest entities(3)	209	184	164	390	341	304
Equity securities	20	18	16	19	17	15
Securities held to maturity:
Fixed maturities	37,847	33,211	29,587	39,013	34,159	30,379
Fixed maturities - consolidated variable interest entities(3)	93	82	73	95	83	74
Cash and cash equivalents	358	314	280	370	324	288
Derivatives	2,356	752	1,360	596	802	1,266
Other financial instruments	179	157	140	159	139	124
Subtotal	74,292	63,877	57,597	76,551	67,306	60,412
Liabilities:
Notes payable	367	322	287	372	325	290
Derivatives	794	502	2,182	992	2,423	3,881
Subtotal	1,161	824	2,469	1,364	2,748	4,171
Net yen-denominated financial instruments	73,131	63,053	55,128	75,187	64,558	56,241
Other yen-denominated assets	7,619	6,686	5,956	8,212	7,190	6,394
Other yen-denominated liabilities	91,282	80,100	71,358	92,902	81,342	72,341
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(10,532)	$(10,361)	$(10,274)	$(9,503)	$(9,594)	$(9,706)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at June 30, 2015, and December 31, 2014, would be as follows:

(In millions)	June 30, 2015	December 31, 2014
Effect on yen-denominated debt and perpetual securities	$(8,675)	$(9,379)
Effect on dollar-denominated debt and perpetual securities	(3,244)	(3,427)
Effect on total debt and perpetual securities	$(11,919)	$(12,806)
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

We perform extensive analysis on the duration of our assets and liabilities. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan’s aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014	Six Months Ended June 30, 2014
AAA	2.4%	7.6%	11.4%
AA	2.9	74.5	57.9
A	14.8	8.0	12.9
BBB	30.8	8.3	16.3
BB or lower	49.1	1.6	1.5
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. Total purchases comprise new money investments as well as the reinvestment of proceeds from investment disposals. The relatively higher purchases of AA rated securities in 2014 were primarily due to the purchase of JGBs. The increase in purchases of A rated and BBB rated securities in the first six months of 2015 was due primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio. The significant increase in purchases of BB or lower rated securities in 2015 was due to increased investment in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. The bank loan investment program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. The objective of the high yield corporate bond investments is to enhance yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.3%	1.3%	1.3%
AA	5.7	5.8	5.7	5.8
A	61.7	62.8	64.1	65.1
BBB	26.5	25.4	25.0	23.9
BB or lower	4.8	4.7	3.9	3.9
Total	100.0%	100.0%	100.0%	100.0%
As of June 30, 2015, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at June 30, 2015, and December 31, 2014. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	June 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$89,225	94.4%	$89,308	93.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	2,631	2.8	2,751	2.9
Tier I(1)	130	.1	131	.1
Surplus notes	301	.3	301	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.1	51	.1
Total fixed maturities	3,198	3.4	3,319	3.5
Perpetual securities (economic maturity date):
Upper Tier II	1,351	1.4	1,554	1.6
Tier I	562	.6	703	.8
Other subordinated - non-banks	180	.2	183	.2
Total perpetual securities	2,093	2.2	2,440	2.6
Total debt and perpetual securities	$94,516	100.0%	$95,067	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations
One of our largest investment concentrations as of June 30, 2015, was banks and financial institutions. Approximately 13% and 14% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at June 30, 2015 and December 31, 2014, respectively. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at June 30, 2015, based on amortized cost, was: Europe, excluding the United Kingdom (29%); United States (27%); Australia (9%); Japan (7%); United Kingdom (8%); and other (20%).

Our 15 largest global investment exposures as of June 30, 2015, were as follows:
Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$35,644	37.71%	Senior	A1	AA-	A
Republic of South Africa	490.52	Senior	Baa2	BBB-	BBB
Bank of America NA	371.39
Bank of America Corp.	204.21	Senior	Baa1	A-	A
Bank of America Corp.	163.17	Lower Tier II	Baa3	BBB+	A-
Bank of America NA	4.01	Senior	A1	A	A+
Bank of Tokyo-Mitsubishi UFJ Ltd.	367.39
BTMU Curacao Holdings NV	367.39	Lower Tier II	A2	—	A-
Investcorp SA	352.37
Investcorp Capital Limited	352.37	Senior	Ba2	—	BB
JP Morgan Chase & Co.	328.35
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	291.31	Senior	A3	A	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	—
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A	A
JPMorgan Chase & Co. (FNBC)	9.01	Senior	Aa1	A+	—
National Grid PLC	327.35
National Grid Gas PLC	164.18	Senior	A3	A-	A
National Grid Electricity Transmission PLC	163.17	Senior	A3	A-	A
Banobras	302.32	Senior	A3	BBB+	BBB+
Petroleos Mexicanos (Pemex)	290.31
Pemex Proj FDG Master TR	245.26	Senior	A3	BBB+	BBB+
Pemex Finance Ltd.	45.05	Senior	A3	A	A+
Sultanate of Oman	286.30	Senior	A1	A-	—
Koninklijke Ahold NV	284.30
Koninklijke Ahold NV	269.28	Senior	Baa3	BBB	BBB
Ahold USA Lease	15.02	Senior	Baa3	BBB	—
Nordea Bank AB	275.29
Nordea Bank AB	210.22	Tier I	Baa3	BBB	—
Nordea Bank Finland	64.07	Upper Tier II	Baa2	—	—
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
German Agency Banks	274.29
Landwirtschaftliche Rentenbank	204.22	Lower Tier II	Aaa	AAA	AAA
KFW	70.07	Senior	Aaa	AAA	AAA
Navient Corp	274.29	Senior	Ba3	BB	BB
AXA	271.29
AXA-UAP	220.23	Upper Tier II	A3	BBB	BBB
AXA	51.06	CC FNB	A3	BBB	BBB
Subtotal	$40,135	42.47%
Total debt and perpetual securities	$94,516	100.00%
(1) JGBs or JGB-backed securities
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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	June 30, 2015		December 31, 2014
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$38,259	40.5%	$39,804	41.9%
United States and Canada (1)	30,842	32.6	28,884	30.4
United Kingdom	2,836	3.0	3,121	3.3
Germany	2,485	2.6	2,657	2.8
France	1,728	1.8	1,747	1.8
Peripheral Eurozone	2,720	2.9	2,925	3.1
Portugal	197.2		200.2
Italy	1,487	1.6	1,674	1.8
Ireland	327.3		332.3
Spain	709.8		719.8
Nordic Region	2,164	2.3	2,198	2.2
Sweden	958	1.0	973	1.0
Norway	505.5		513.5
Denmark	327.4		332.3
Finland	374.4		380.4
Other Europe	2,616	2.8	2,711	2.8
Netherlands	1,475	1.6	1,497	1.6
Switzerland	225.2		225.2
Czech Republic	408.4		415.4
Austria	114.1		184.2
Belgium	220.2		224.2
Poland	163.2		166.2
Luxembourg	11.1		0.0
Asia excluding Japan	3,518	3.7	3,575	3.8
Africa and Middle East	2,094	2.2	2,121	2.2
Latin America	2,589	2.7	2,622	2.8
Australia	2,233	2.4	2,262	2.4
All Others	432.5		440.5
Total debt and perpetual securities	$94,516	100.0%	$95,067	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits, of which 86% has insurance of principal and interest.

European sovereign debt crisis

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have experienced a debt crisis. Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments had largely improved market perception of the situation across Europe. In exchange for this support, affected countries generally agreed to implement a series of measures to improve their fiscal situation in exchange for loans and other aid. Although most countries continue to implement the prescribed austerity measures and have seen improvement in their economies, the situation in Greece has deteriorated further.

After electing a new government earlier this year on an anti-austerity platform, Greece rejected the requirements imposed in exchange for their previous support packages. Negotiations for additional aid necessary to make scheduled debt payments finally led to a preliminary agreement which should allow Greece to avoid defaulting on their debt and allow them to remain in the European Monetary Union. The uncertainty created by tense negotiations led to bank closures, capital controls, and has placed severe strain on an already ailing economy.

Prior to the escalation of the situation in Greece, most European sovereigns have seen their credit worthiness stabilize as the risk of the entire Monetary Union dissolving had been greatly reduced. Although the situation in Greece has been largely contained, it has increased the risk of further market and economic turmoil throughout Europe. Notwithstanding the Greece impact, while recent economic indicators show improvement from the depths of the crisis across most of the Eurozone, overall economic activity remains subdued throughout the region. To support the return to sustainable economic growth, the ECB has launched a quantitative easing (QE) stimulus program.

Since the crisis first began, we have taken steps to improve the risk profile of our portfolio by selling certain holdings throughout Europe, including the peripheral Eurozone countries.
The primary factor considered when determining the domicile of investment exposure is the legal country risk location of the issuer. However, other factors such as the location of the parent guarantor, the location of the company's headquarters or major business operations (including location of major assets), location of primary market (including location of revenue generation) and specific country risk publicly recognized by rating agencies can influence the assignment of the country (or geographic) risk location. When the issuer is a special financing vehicle or a branch or subsidiary of a global company, then we consider any guarantees and/or legal, regulatory and corporate relationships of the issuer relative to its ultimate parent in determining the proper assignment of country risk.
Investments in Certain European Countries - monitoring and mitigating exposure

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

Some of our peripheral Eurozone fixed-maturity investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of June 30, 2015, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

As of June 30, 2015, our investments in peripheral Eurozone countries totaled $2.7 billion, or 2.9% of our total debt and perpetual securities, at amortized cost. We had no direct exposure to Greece. Apart from our direct investments in peripheral Eurozone sovereign debt totaling $258 million, our other exposures as of June 30, 2015 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $484 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.0 billion, core Eurozone1 banks and financial institutions of $1.8 billion, core Eurozone non-banks (excluding sovereigns) of $4.1 billion, core Eurozone sovereigns of $478 million, and non-Eurozone2 holdings throughout the balance of Europe of $5.4 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis are not possible to measure and include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

Although the situation had largely stabilized across Europe, the crisis in Greece demonstrates certain risks remain as the area continues working to improve its economic footing.  We continue to monitor the situation closely including the heightened interrelationship between political, monetary, fiscal, and economic forces; the pace of underlying structural reforms; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Eurozone.
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

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	June 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$66,325	$72,297	$65,830	$74,190
Perpetual securities	106	158	107	154
Equity securities	12	20	12	19
Total publicly issued	66,443	72,475	65,949	74,363
Privately issued securities:
Fixed maturities	26,098	28,510	26,797	29,880
Perpetual securities	1,987	2,056	2,333	2,515
Equity securities	7	9	7	9
Total privately issued	28,092	30,575	29,137	32,404
Total investment securities	$94,535	$103,050	$95,086	$106,767

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium, Finland and Luxembourg.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2015	December 31, 2014
Privately issued securities as a percentage of total debt and perpetual securities	29.7%	30.6%
Privately issued securities held by Aflac Japan	$25,371	$26,468
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	26.8%	27.8%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2015	December 31, 2014
Privately issued reverse-dual currency securities	$5,971	$6,196
Publicly issued collateral structured as reverse-dual currency securities	1,284	1,470
Total reverse-dual currency securities	$7,255	$7,666
Reverse-dual currency securities as a percentage of total debt and perpetual securities	7.7%	8.1%
(1) Principal payments in yen and interest payments in dollars
Aflac Japan has invested in privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. All of the yen-denominated privately issued securities we have purchased were rated investment grade at the time of purchase. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. These securities were generally either privately negotiated arrangements or were issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants were required. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of our notes.
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

Below-Investment-Grade Securities

	June 30, 2015				December 31, 2014
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$352	$352	$330	$(22)	$357	$357	$332	$(25)
Commerzbank AG (includes Dresdner Bank)	327	210	297	87	332	213	327	114
Republic of Tunisia	302	182	278	96	307	185	219	34
Navient Corp	275	274	180	(94)	278	278	178	(100)
UPM-Kymmene	253	253	256	3	257	257	251	(6)
KLM Royal Dutch Airlines (1)	245	180	202	22	249	183	231	48
Barclays Bank PLC (1)	228	147	225	78	228	148	225	77
Deutsche Bank AG (1)	196	196	179	(17)	378	332	354	22
Telecom Italia SpA	164	164	206	42	332	332	352	20
Bank of Ireland	164	164	130	(34)	166	166	125	(41)
Generalitat de Catalunya	147	54	116	62	149	55	129	74
IKB Deutsche Industriebank AG	106	45	73	28	108	46	70	24
Alcoa, Inc.	100	76	100	24	76	77	102	25
Societe Generale (1)	82	60	71	11	83	61	67	6
Transocean Inc.	68	71	55	(16)	*	*	*	*
Eskom Holdings Limited	50	50	49	(1)	*	*	*	*
Kommunalkredit Austria	24	16	18	2	108	84	88	4
Energias de Portugal SA (EDP)	*	*	*	*	118	116	124	8
Other Issuers (below $50 million in par value) (2)	387	366	385	19	361	378	394	16
Subtotal (3)	3,470	2,860	3,150	290	3,887	3,268	3,568	300
Senior secured bank loans (4)	1,187	1,086	1,180	94	504	501	579	78
High yield corporate bonds (5)	562	574	561	(13)	0	0	0	0
Grand Total	$5,219	$4,520	$4,891	$371	$4,391	$3,769	$4,147	$378
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Includes 18 issuers in 2015 and 2014
(3) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(4) Includes 201 issuers in 2015 and 196 in 2014; all issuers below $25 million in par value
(5) Includes 53 issuers in 2015; all issuers below $20 million in par value

We invest in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $1.1 billion at June 30, 2015, compared with $501 million at December 31, 2014, on an amortized cost basis.

In the first six months of 2015, as part of our normal portfolio management and asset allocation process, we increased our allocation to higher yielding corporate bonds by $650 million within the Aflac Japan portfolio and $47 million within the Aflac U.S. portfolio, at amortized cost. Most of these securities were rated below-investment-grade at the time of purchase, but we also purchased several that are currently rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation is to enhance our yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.0% of total debt and perpetual securities at June 30, 2015, compared with 3.4% at December 31, 2014, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at June 30, 2015 and December 31, 2014 were generally reported as available for sale and carried at fair value.
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology as of June 30, 2015.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Commerzbank AG (includes Dresdner Bank)	$210	Below Investment Grade
Deutsche Bank AG (1)	196	Below Investment Grade
Bank of Ireland	164	Below Investment Grade
Telecom Italia SpA	164	Below Investment Grade
DEPFA Bank PLC	163	Investment Grade
Energias de Portugal SA (EDP)	116	Investment Grade
Goldman Sachs Capital I	104	Investment Grade
Barclays Bank PLC (1)	101	Below Investment Grade
Petrobras International Finance Company	88	Investment Grade
BNP Paribas Fortis Funding (1)	82	Investment Grade
(1) Includes perpetual security

Split-rated securities, excluding the senior secured bank loan investments and high yield corporate bonds discussed above, totaled $2.0 billion and represented 2.2% of total debt and perpetual securities, at amortized cost, at June 30, 2015, compared with $2.2 billion and 2.3%, respectively, at December 31, 2014.

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of June 30, 2015.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$56,703	$61,765	60.0%	$6,091	$1,029
Below-investment-grade securities	4,520	4,891	4.7	601	230
Held-to-maturity securities:
Investment-grade securities	33,293	36,365	35.3	3,320	248
Total	$94,516	$103,021	100.0%	$10,012	$1,507

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of June 30, 2015.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,703	$1,029	$12,352	$584	$508	$53	$3,843	$392
Below- investment-grade securities	1,846	230	690	21	96	17	1,060	192
Held-to-maturity securities:
Investment-grade securities	4,775	248	3,118	85	220	7	1,437	156
Total	$23,324	$1,507	$16,160	$690	$824	$77	$6,340	$740
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of June 30, 2015.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,703	$1,029	$16,534	$983	$169	$46	$0	$0
Below- investment-grade securities	1,846	230	1,451	100	395	130	0	0
Held-to-maturity securities:
Investment-grade securities	4,775	248	4,612	211	163	37	0	0
Total	$23,324	$1,507	$22,597	$1,294	$727	$213	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2015.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Navient Corp	BB	$274	$180	$(94)
Bank of America Corp	A	371	333	(38)
DEPFA Bank PLC	BBB	163	126	(37)
Bank of Ireland	BB	164	130	(34)
Diamond Offshore Drilling Inc.	BBB	144	113	(31)
AXA (1)	A	271	244	(27)
Microsoft Corp	AAA	219	194	(25)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	200	176	(24)
Investcorp Capital Limited	BB	352	330	(22)
Oracle	A	213	192	(21)
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
Cash and cash equivalents totaled $3.1 billion, or 3.0% of total investments and cash, as of June 30, 2015, compared with $4.7 billion, or 4.3%, at December 31, 2014. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2015	December 31, 2014	% Change
Aflac Japan	$5,183	$5,211	(.5)%	(1)
Aflac U.S.	3,095	3,062	1.1
Total	$8,278	$8,273	.1%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.0% in yen during the six months ended June 30, 2015.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2015	December 31, 2014	% Change
Aflac Japan	$75,649	$74,575	1.4%	(1)
Aflac U.S.	9,585	9,356	2.4
Other	18	2	100.0
Intercompany eliminations(2)	(671)	0	(100.0)%
Total	$84,581	$83,933	.8%
(1) Aflac Japan’s policy liabilities increased 3.0% in yen during the six months ended June 30, 2015.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 6 of the Notes to the Consolidated Financial Statements.

Notes Payable
Notes payable totaled $5.4 billion at June 30, 2015, compared with $5.3 billion at December 31, 2014. In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen.

In April 2015, the Parent Company used the proceeds from the March 2015 issuance of its fixed-rate senior notes to redeem all of our $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and six-month periods ended June 30, 2015 and 2014, respectively.
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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2015	December 31, 2014
Aflac Japan net assets	$14,376	$14,665
Aflac Japan unhedged dollar-denominated net assets	(8,243)	(8,672)
Consolidated yen-denominated net assets (liabilities)	$6,133	$5,993

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $2.3 billion as of June 30, 2015, compared with $1.6 billion as of December 31, 2014.
Cash Flow Hedges
We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of June 30, 2015, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.
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
Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2015	2014
Dividends declared or paid by Aflac	$746	$436
Management fees paid by Aflac	158	145
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. We filed a shelf registration statement with the SEC in May 2015 that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2018. In March 2014, we filed a shelf registration statement with Japanese regulatory authorities that allows us to issue up to 100 billion yen of yen-denominated Samurai notes in Japan through March 2016. If issued, these yen-denominated Samurai notes would not be available to U.S. persons. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bank line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2015, we did not have any borrowings outstanding under our $100 million credit agreement. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015.

The Parent Company and Aflac have a senior unsecured revolving credit facility agreement with a syndicate of financial institutions in the amount of 50 billion yen. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings will bear interest at LIBOR plus the applicable margin of 1.125%. In addition, the Parent Company and Aflac are required to pay a facility fee of .125% on the commitments. Borrowings under the credit agreement may be used for general corporate purposes, including a capital contingency plan for our Japanese operations. Borrowings under the financing agreement mature at the termination date of the credit agreement. The agreement requires compliance with certain financial covenants on a quarterly basis. This credit agreement will expire on the earlier of March 29, 2018, or the date of termination of the commitments upon an event of default as defined in the agreement. As of June 30, 2015, we did not have any borrowings outstanding under our 50 billion yen revolving credit agreement.
Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2015. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014, for more information on our securities lending and derivatives activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2015	2014
Operating activities	$3,103	$3,132
Investing activities	(3,566)	(3,594)
Financing activities	(1,087)	201
Exchange effect on cash and cash equivalents	(5)	(30)
Net change in cash and cash equivalents	$(1,555)	$(291)
Operating Activities
The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2015	2014
Aflac Japan	$2,417	$2,766
Aflac U.S. and other operations	686	366
Total	$3,103	$3,132
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2015	2014
Aflac Japan	$(3,336)	$(3,522)
Aflac U.S. and other operations	(230)	(72)
Total	$(3,566)	$(3,594)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the six-month periods ended June 30, 2015 and 2014.
Financing Activities
Consolidated cash used by financing activities was $1.1 billion in the first six months of 2015, compared with consolidated cash provided by financing activities of $201 million for the same period of 2014.

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
In April 2015, the Parent Company used $1.0 billion of fixed-rate senior notes that were issued in March 2015 to redeem all of our $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes. We consider the make-whole payment a non-recurring transaction and therefore have excluded this charge from operating earnings in the second quarter of 2015.
Cash returned to shareholders through dividends and treasury stock purchases was $1.2 billion during the six-month period ended June 30, 2015, compared with $846 million during the six-month period ended June 30, 2014.

We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2015.
The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2015	2014
Treasury stock purchases	$848	$522
Number of shares purchased:
Open market	13,534	8,142
Other	214	122
Total shares purchased	13,748	8,264

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2015	2014
Stock issued from treasury:
Cash financing	$20	$21
Noncash financing	34	35
Total stock issued from treasury	$54	$56
Number of shares issued	986	1,051
During the first six months of 2015, we repurchased 13.5 million shares of our common stock for $833 million as part of our share repurchase program. As of June 30, 2015, a remaining balance of 16.0 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase $1.3 billion of our common stock in 2015.

Cash dividends paid to shareholders were $.39 per share in the second quarter of 2015, compared with $.37 per share in the second quarter of 2014. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2015	2014
Dividends paid in cash	$328	$324
Dividends through issuance of treasury shares	12	14
Total dividends to shareholders	$340	$338

In July 2015, the board of directors declared the third quarter cash dividend of $.39 per share. The dividend is payable on September 1, 2015, to shareholders of record at the close of business on August 19, 2015.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2015, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2015 in excess of $2.4 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in interest rates, we have a senior unsecured revolving credit facility in the amount of 50 billion yen as a capital contingency plan. We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. In the first quarter of 2015, Aflac Japan entered into an additional quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4, and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014 for additional information on our investment strategies and hedging activities, respectively.) As of June 30, 2015, Aflac Japan's SMR remains high and reflects a strong capital position.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2015	2014
Aflac Japan management fees paid to Parent Company	$24	$21
Expenses allocated to Aflac Japan (in dollars)	54	38
Aflac Japan profit remittances to Aflac U.S. (in dollars)	250	0
Aflac Japan profit remittances to Aflac U.S. (in yen)	30.0	0.0
We entered into foreign exchange forwards as part of an economic hedge on foreign exchange risk on 30 billion yen of profit repatriation received in February 2015, resulting in $7 million of additional funds received when the yen was exchanged into dollars. In July 2015, Aflac Japan remitted profits to Aflac U.S. of 119.0 billion yen, or $979 million. We had entered into foreign exchange forwards as part of a hedging strategy on 102.5 billion yen of the July 2015 repatriation, resulting in $60 million of additional funds received when the yen was exchanged into dollars. We currently plan to repatriate a total of 200 billion yen from Aflac Japan for the full year 2015.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2015, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,326,084		$58.64	3,325,300	26,224,824
February 1 - February 28	2,457,596		61.41	2,301,000	23,923,824
March 1 - March 31	4,205,408		62.82	4,201,000	19,722,824
April 1 - April 30	325,000		63.74	325,000	19,397,824
May 1 - May 31	1,990,000		63.07	1,990,000	17,407,824
June 1 - June 30	1,398,960		62.44	1,391,700	16,016,124
Total	13,703,048	(2)	$61.57	13,534,000	16,016,124	(1)
(1)The total remaining shares available for purchase at June 30, 2015, consisted of 16,016,124 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2013.
(2)During the first six months of 2015, 169,048 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

10.37*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated November 3, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.34 (File No. 001-07434).
10.38*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.35 (File No. 001-07434).
10.39*	-	Amendment to Aflac Incorporated Employment Agreement with Kriss Cloninger III, dated March 15, 2011 – incorporated by reference from Form 10-Q for March 31, 2011, Exhibit 10.33 (File No. 001-07434).
10.40*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, dated January 1, 2005 – incorporated by reference from Form 8-K dated February 7, 2005, Exhibit 10.2 (File No. 001-07434).
10.41*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated December 19, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.39 (File No. 001-07434).

10.42*	-	Amendment to Aflac Incorporated Employment Agreement with Paul S. Amos II, dated March 7, 2012 - incorporated by reference from Form 10-Q for March 31, 2012, Exhibit 10.36 (File No. 001-07434).
10.43*	-	Aflac Incorporated Employment Agreement with Eric Kirsch, effective November 1, 2011 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.47 (File No. 001-07434).
10.44*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 10, 2012 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.48 (File No. 001-07434).
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated January 1, 2014 - incorporated by reference from Form 10-Q for March 31, 2014, Exhibit 10.49 (File No. 001-07434).
10.46*	-	Amendment to Aflac Incorporated Employment Agreement with Eric Kirsch, dated December 31, 2014 - incorporated by reference from 2014 Form 10-K, Exhibit 10.49 (File No. 001-07434).
10.47*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 4, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 4, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 4, 2015, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	-	Senior unsecured revolving credit facility agreement, dated March 29, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 99.1 (File No. 001-07434).
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 4, 2015	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

August 4, 2015	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer