Form 10-Q
period 2015-09-30
AFLAC INC
filed 2015-11-03
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 26, 2015
Common Stock, $.10 Par Value	426,738,679

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2015

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2015, and 2014, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2015, and the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2015, and 2014, and the related consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Atlanta, Georgia
November 3, 2015

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2015	2014	2015		2014
Revenues:
Net premiums, principally supplemental health insurance	$4,380	$4,841	$13,176		$14,583
Net investment income	784	841	2,343		2,511
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(137)	0	(143)		(31)
Sales and redemptions	26	33	186		171
Derivative and other gains (losses)	(3)	(17)	(17)		(68)
Total realized investment gains (losses)	(114)	16	26		72
Other income (loss)	(10)	38	8		48
Total revenues	5,040	5,736	15,553		17,214
Benefits and expenses:
Benefits and claims, net	2,927	3,355	8,816		9,868
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	258	271	790		841
Insurance commissions	326	361	981		1,096
Insurance expenses	554	566	1,634		1,637
Interest expense	67	77	224		238
Other expenses	44	32	356	(1)	118
Total acquisition and operating expenses	1,249	1,307	3,985		3,930
Total benefits and expenses	4,176	4,662	12,801		13,798
Earnings before income taxes	864	1,074	2,752		3,416
Income taxes	297	368	949		1,168
Net earnings	$567	$706	$1,803		$2,248
Net earnings per share:
Basic	$1.32	$1.56	$4.17		$4.96
Diluted	1.32	1.56	4.14		4.93
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	428,735	451,246	432,540		452,833
Diluted	431,102	453,981	435,064		455,674
Cash dividends per share	$.39	$.37	$1.17		$1.11
(1) Includes expense of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2015	2014	2015	2014
Net earnings	$567	$706	$1,803	$2,248
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	186	(904)	25	(459)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(401)	774	(2,266)	3,656
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	138	(27)	20	(18)
Unrealized gains (losses) on derivatives during period	(1)	(9)	(3)	(8)
Pension liability adjustment during period	0	3	1	2
Total other comprehensive income (loss) before income taxes	(78)	(163)	(2,223)	3,173
Income tax expense (benefit) related to items of other comprehensive income (loss)	(99)	(57)	(772)	1,110
Other comprehensive income (loss), net of income taxes	21	(106)	(1,451)	2,063
Total comprehensive income (loss)	$588	$600	$352	$4,311
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	September 30, 2015 (Unaudited)	December 31, 2014
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $56,363 in 2015 and $55,365 in 2014)	$60,565	$61,407
Fixed maturities - consolidated variable interest entities (amortized cost $3,651 in 2015 and $3,020 in 2014)	4,541	4,166
Perpetual securities (amortized cost $1,802 in 2015 and $2,035 in 2014)	1,897	2,240
Perpetual securities - consolidated variable interest entities (amortized cost $287 in 2015 and $405 in 2014)	269	429
Equity securities (cost $119 in 2015 and $19 in 2014)	131	28
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $36,868 in 2015 and $38,413 in 2014)	33,646	34,159
Fixed maturities - consolidated variable interest entities (fair value $80 in 2015 and $84 in 2014)	83	83
Other investments	248	171
Cash and cash equivalents	3,520	4,658
Total investments and cash	104,900	107,341
Receivables	762	842
Accrued investment income	733	762
Deferred policy acquisition costs	8,451	8,273
Property and equipment, at cost less accumulated depreciation	430	429
Other (1)	2,179	2,120
Total assets	$117,455	$119,767
(1) Includes $106 in 2015 and 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2015 (Unaudited)	December 31, 2014
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$68,971	$65,646
Unpaid policy claims	3,809	3,630
Unearned premiums	8,121	8,626
Other policyholders’ funds	6,284	6,031
Total policy liabilities	87,185	83,933
Income taxes	4,474	5,293
Payables for return of cash collateral on loaned securities	907	2,193
Notes payable	5,009	5,282
Other (2)	2,625	4,719
Total liabilities	100,200	101,420
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2015 and 2014; issued 669,509 shares in 2015 and 668,132 shares in 2014	67	67
Additional paid-in capital	1,807	1,711
Retained earnings	23,451	22,156
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,533)	(2,541)
Unrealized gains (losses) on investment securities	3,214	4,672
Unrealized gains (losses) on derivatives	(28)	(26)
Pension liability adjustment	(125)	(126)
Treasury stock, at average cost	(8,598)	(7,566)
Total shareholders’ equity	17,255	18,347
Total liabilities and shareholders’ equity	$117,455	$119,767
(2) Includes $343 in 2015 and $318 in 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2015	2014
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,711	1,644
Exercise of stock options	41	24
Share-based compensation	27	27
Gain (loss) on treasury stock reissued	28	31
Balance, end of period	1,807	1,726
Retained earnings:
Balance, beginning of period	22,156	19,885
Net earnings	1,803	2,248
Dividends to shareholders	(508)	(505)
Balance, end of period	23,451	21,628
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,979	(563)
Unrealized foreign currency translation gains (losses) during period, net of income taxes	8	(300)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	(1,458)	2,367
Unrealized gains (losses) on derivatives during period, net of income taxes	(2)	(5)
Pension liability adjustment during period, net of income taxes	1	1
Balance, end of period	528	1,500
Treasury stock:
Balance, beginning of period	(7,566)	(6,413)
Purchases of treasury stock	(1,081)	(698)
Cost of shares issued	49	43
Balance, end of period	(8,598)	(7,068)
Total shareholders’ equity	$17,255	$17,853
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2015		2014
Cash flows from operating activities:
Net earnings	$1,803		$2,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	98		(2)
Increase in deferred policy acquisition costs	(152)		(135)
Increase in policy liabilities	2,696		2,674
Change in income tax liabilities	(43)		(270)
Realized investment (gains) losses	(26)		(72)
Other, net	394	(1)	134
Net cash provided (used) by operating activities	4,770		4,577
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,829		1,773
Fixed maturities matured or called	705		723
Perpetual securities sold	0		60
Perpetual securities matured or called	394		0
Equity securities sold	1		0
Securities held to maturity:
Fixed maturities matured or called	678		8,456
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(3,919)		(8,959)
Available-for-sale equity securities acquired	(67)		0
Held-to-maturity fixed maturities acquired	0		(3,564)
Other investments, net	(27)		(3,690)
Settlement of derivatives, net	(2,242)		(367)
Cash received (pledged or returned) as collateral, net	(1,404)		1,414
Other, net	(31)		10
Net cash provided (used) by investing activities	(4,083)		(4,144)
Cash flows from financing activities:
Purchases of treasury stock	(1,081)		(698)
Proceeds from borrowings	998		0
Principal payments under debt obligations	(1,272)		(335)
Dividends paid to shareholders	(489)		(486)
Change in investment-type contracts, net	213		1,166
Treasury stock reissued	28		25
Other, net	(223)	(1)	6
Net cash provided (used) by financing activities	(1,826)		(322)
Effect of exchange rate changes on cash and cash equivalents	1		12
Net change in cash and cash equivalents	(1,138)		123
Cash and cash equivalents, beginning of period	4,658		2,543
Cash and cash equivalents, end of period	$3,520		$2,666
Supplemental disclosures of cash flow information:
Income taxes paid	$996		$1,412
Interest paid	188		171
Noncash interest	36		66
Impairment losses included in realized investment losses	143		31
Noncash financing activities:
Capital lease obligations	2		0
Treasury stock issued for:
Associate stock bonus	26		26
Shareholder dividend reinvestment	19		19
Share-based compensation grants	4		4
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

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% and 74% of the Company's total revenues in the nine-month periods ended September 30, 2015, and 2014, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 83% at September 30, 2015, compared with 82% at December 31, 2014.

Basis of Presentation

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates when recording transactions resulting from business operations based on currently available information. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2015 and December 31, 2014, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2015, and 2014, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2014.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Statement - Extraordinary and Unusual Items - Simplifying income statement presentation by eliminating the concept of extraordinary items: In January 2015, the FASB issued updated guidance that eliminates from U.S. GAAP the concept of extraordinary items. Although the amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments in this updated guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance as of

January 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

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

Accounting Pronouncements Pending Adoption

Financial Services - Insurance - Disclosures about Short-Duration Contracts: In May 2015, the FASB issued updated guidance requiring enhanced disclosures by all insurance entities that issue short-duration contracts. The amendments require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities and expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The amendments are effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early application of the amendments is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations; however, we are evaluating whether the adoption of this guidance will have an impact on our disclosures.

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

Interest - Imputation of Interest - Simplifying the presentation of debt issuance costs: In April 2015, the FASB issued updated guidance to simplify presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. In August 2015, the FASB issued updated SEC Staff guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. The guidance states that an entity may defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Consolidation - Amendments to the consolidation analysis: In February 2015, the FASB issued updated guidance that affects evaluation of whether limited partnerships and similar legal entities (limited liability corporations and securitization structures, etc.) are variable interest entities (VIEs), evaluation of whether fees paid to a decision maker or a service provider are a variable interest, and evaluation of the effect of fee arrangements and the effect of related parties on the determination of the primary beneficiary under the VIE model for consolidation. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnership and similar legal entities that provide partners with either substantive kick-out rights or substantive participating rights (representing the partners’ controlling financial interest in the entity) over the general partner will now be evaluated under the voting interest model rather than the VIE model for consolidation. In regard to the fees paid to a decision maker or a service provider, the updated guidance eliminates three of the six criteria that an entity’s decision makers or service providers must meet for them to conclude that the fees do not represent a variable interest in that entity and, thus, should be excluded from the assessment for determining the primary beneficiary. Finally, in situations where no single party has a controlling financial interest in a VIE, the related party relationships under common control should be considered in their entirety in determining whether that common control group has a controlling financial interest in the VIE. However, if substantially all of the activities of the VIE are conducted on behalf of a single variable interest holder (excluding the decision maker) in a related party group that has the characteristics of a primary beneficiary, that single variable interest holder must consolidate the VIE as the primary beneficiary. The amendments in the updated guidance are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted, including adoption in an interim period. We are evaluating whether the adoption of this guidance will have an impact on our financial position, results of operations or disclosures.

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

Revenue from contracts with customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015		2014	2015		2014
Revenues:
Aflac Japan:
Net earned premiums	$2,980		$3,534	$9,036		$10,672
Net investment income	606		676	1,824		2,019
Other income	8		9	23		25
Total Aflac Japan	3,594		4,219	10,883		12,716
Aflac U.S.:
Net earned premiums	1,345		1,306	4,016		3,910
Net investment income	173		162	507		484
Other income	2		0	6		2
Total Aflac U.S.	1,520		1,468	4,529		4,396
Other business segments	67		11	159		29
Total business segment revenues	5,181		5,698	15,571		17,141
Realized investment gains (losses) (1)	(136)		6	(36)		42
Corporate	73		43	242		194
Intercompany eliminations	(51)		(38)	(185)		(170)
Other non-operating income (loss)	(27)	(2)	27	(39)	(2)	7
Total revenues	$5,040		$5,736	$15,553		$17,214
(1) Excluding a gain of $22 and $10 for the three-month periods and $62 and $30 for the nine-month periods ended September 30, 2015, and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $14 for the three- and nine-month periods ended September 30, 2015, related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in realized investment gains (losses).

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015		2014	2015		2014
Pretax earnings:
Aflac Japan	$789		$828	$2,365		$2,688
Aflac U.S.	286		269	864		872
Other business segments	5		0	10		0
Total business segment pretax operating earnings	1,080		1,097	3,239		3,560
Interest expense, noninsurance operations	(30)		(49)	(117)		(150)
Corporate and eliminations	(23)		(7)	(64)		(43)
Pretax operating earnings	1,027		1,041	3,058		3,367
Realized investment gains (losses) (1)	(136)		6	(36)		42
Other non-operating income (loss)	(27)	(2)	27	(270)	(2),(3)	7
Total earnings before income taxes	$864		$1,074	$2,752		$3,416
Income taxes applicable to pretax operating earnings	$355		$356	$1,057		$1,151
Effect of foreign currency translation on operating earnings	(58)		(19)	(175)		(80)
(1) Excluding a gain of $22 and $10 for the three-month periods and $62 and $30 for the nine-month periods ended September 30, 2015, and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $14 for the three- and nine-month periods ended September 30, 2015, related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in realized investment gains (losses).
(3) Includes a cash outflow of $230 for the make-whole payment associated with the early extinguishment of debt

Assets were as follows:

(In millions)	September 30, 2015	December 31, 2014
Assets:
Aflac Japan	$97,158	$98,525
Aflac U.S.	18,687	18,383
Other business segments	176	128
Total business segment assets	116,021	117,036
Corporate	22,676	24,636
Intercompany eliminations	(21,242)	(21,905)
Total assets	$117,455	$119,767

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$16,799	$1,544	$1	$18,342
Municipalities	88	6	0	94
Mortgage- and asset-backed securities	330	31	0	361
Public utilities	1,613	202	17	1,798
Sovereign and supranational	795	185	0	980
Banks/financial institutions	2,463	271	118	2,616
Other corporate	3,354	399	32	3,721
Total yen-denominated	25,442	2,638	168	27,912
Dollar-denominated:
U.S. government and agencies	111	12	0	123
Municipalities	927	154	9	1,072
Mortgage- and asset-backed securities	201	29	0	230
Public utilities	5,437	742	129	6,050
Sovereign and supranational	332	109	0	441
Banks/financial institutions	2,952	707	14	3,645
Other corporate	24,612	2,016	995	25,633
Total dollar-denominated	34,572	3,769	1,147	37,194
Total fixed maturities	60,014	6,407	1,315	65,106
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,798	149	140	1,807
Other corporate	184	18	0	202
Dollar-denominated:
Banks/financial institutions	107	51	1	157
Total perpetual securities	2,089	218	141	2,166
Equity securities	119	12	0	131
Total securities available for sale	$62,222	$6,637	$1,456	$67,403

	September 30, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,115	$2,876	$0	$22,991
Municipalities	345	64	0	409
Mortgage- and asset-backed securities	38	2	0	40
Public utilities	3,108	151	131	3,128
Sovereign and supranational	2,569	164	47	2,686
Banks/financial institutions	4,539	141	136	4,544
Other corporate	3,015	191	56	3,150
Total yen-denominated	33,729	3,589	370	36,948
Total securities held to maturity	$33,729	$3,589	$370	$36,948

	December 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,341	$1,740	$0	$19,081
Municipalities	88	9	0	97
Mortgage- and asset-backed securities	351	35	0	386
Public utilities	1,691	226	5	1,912
Sovereign and supranational	799	163	0	962
Banks/financial institutions	2,752	325	189	2,888
Other corporate	3,479	531	48	3,962
Total yen-denominated	26,501	3,029	242	29,288
Dollar-denominated:
U.S. government and agencies	100	17	0	117
Municipalities	961	201	2	1,160
Mortgage- and asset-backed securities	185	31	0	216
Public utilities	5,061	960	36	5,985
Sovereign and supranational	343	111	0	454
Banks/financial institutions	2,943	775	8	3,710
Other corporate	22,291	2,682	330	24,643
Total dollar-denominated	31,884	4,777	376	36,285
Total fixed maturities	58,385	7,806	618	65,573
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,132	223	92	2,263
Other corporate	183	48	0	231
Dollar-denominated:
Banks/financial institutions	125	50	0	175
Total perpetual securities	2,440	321	92	2,669
Equity securities	19	9	0	28
Total securities available for sale	$60,844	$8,136	$710	$68,270

	December 31, 2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,023	$3,195	$0	$23,218
Municipalities	346	71	0	417
Mortgage- and asset-backed securities	43	3	0	46
Public utilities	3,342	281	20	3,603
Sovereign and supranational	2,556	272	14	2,814
Banks/financial institutions	4,932	231	78	5,085
Other corporate	3,000	326	12	3,314
Total yen-denominated	34,242	4,379	124	38,497
Total securities held to maturity	$34,242	$4,379	$124	$38,497

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the third quarter of 2015, we began investing in yen-denominated exchange traded funds (ETFs) holding Japan real estate investment trusts. These ETFs are publicly traded on a national stock exchange and are reported as equity securities on our consolidated balance sheets. These ETFs are classified as available for sale and carried on our balance sheet at fair value. As of September 30, 2015, our investment in these ETFs was $103 million at fair value.

During the first nine months of 2015, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

During the third quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $233 million and an unrealized loss of $18 million. During the second quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $128 million and an unrealized loss of $28 million. During the first quarter of 2014, we reclassified one investment from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of transfer, the security had an amortized cost of $63 million and an unrealized loss of $8 million.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at September 30, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$246	$262	$85	$86
Due after one year through five years	2,340	2,722	641	717
Due after five years through 10 years	11,299	11,576	2,033	2,140
Due after 10 years	33,384	36,760	9,069	9,851
Mortgage- and asset-backed securities	381	432	36	45
Total fixed maturities available for sale	$47,650	$51,752	$11,864	$12,839
Held to maturity:
Due in one year or less	$318	$324	$0	$0
Due after one year through five years	1,593	1,675	0	0
Due after five years through 10 years	1,730	1,825	0	0
Due after 10 years	30,050	33,084	0	0
Mortgage- and asset-backed securities	38	40	0	0
Total fixed maturities held to maturity	$33,729	$36,948	$0	$0

At September 30, 2015, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $500 million at amortized cost and $515 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call premiums or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$261	$254	$0	$0
Due after one year through five years	449	453	0	0
Due after 10 years	1,340	1,401	39	58
Total perpetual securities available for sale	$2,050	$2,108	$39	$58
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

Banks and Financial Institutions

One of our largest investment sector concentrations as of September 30, 2015, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector, including those classified as perpetual securities, were as follows:

	September 30, 2015		December 31, 2014
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$9,954	10%	$10,627	11%
Fair value	10,805	10	11,683	11
Perpetual securities:
Upper Tier II:
Amortized cost	$1,337	1%	$1,554	2%
Fair value	1,369	1	1,645	1
Tier I:
Amortized cost	568	1	703	1
Fair value	595	1	793	1
Total:
Amortized cost	$11,859	12%	$12,884	14%
Fair value	12,769	12	14,121	13

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$20	$17	$124	$144
Gross losses from sales	(6)	0	(6)	(1)
Net gains (losses) from redemptions	12	16	38	27
Other-than-temporary impairment losses	(136)	0	(142)	(31)
Held to maturity:
Net gains (losses) from redemptions	0	0	0	1
Total fixed maturities	(110)	33	14	140
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	0	0	30	0
Total perpetual securities	0	0	30	0
Equity securities:
Other-than-temporary impairment losses	(1)	0	(1)	0
Total equity securities	(1)	0	(1)	0
Derivatives and other:
Derivative gains (losses)	(3)	(17)	(17)	(67)
Other	0	0	0	(1)
Total derivatives and other	(3)	(17)	(17)	(68)
Total realized investment gains (losses)	$(114)	$16	$26	$72

Other-than-temporary Impairment

The fair values of our debt and perpetual security investments fluctuate based on changes in interest rates, foreign exchange, and credit spreads in the global financial markets. Fair values can also be heavily influenced by the values of the assets of the issuer and expected ultimate recovery values upon default, bankruptcy or other financial restructuring. Credit spreads are most impacted by the general credit environment and global market liquidity. Interest rates are driven by numerous factors including, but not limited to, supply and demand, governmental monetary actions, expectations of inflation and economic growth. We believe that fluctuations in the fair values of our investment securities related to general changes in the level of credit spreads or interest rates have little bearing on underlying credit quality of the issuer, and whether our investment is ultimately recoverable. Generally, we consider such declines in fair values to be temporary even in situations where an investment remains in an unrealized loss position for an extended period of time.

However, in the course of our review process, we may determine that it is unlikely that our investment will recover in value within an acceptable time frame. Factors which may influence this determination include the severity of the price decline, the length of time the price has been impaired, if the price decline was driven by issuer credit deterioration, and our view of the likelihood of the security defaulting or otherwise being subject to an unfavorable restructuring. In those cases where we believe the security will not recover in price within an acceptable period of time, we consider such a decline in the investment's fair value, to the extent it is below the investment's cost or amortized cost, to be an other-than-temporary impairment of the investment and reduce the book value of the investment to its fair value.

The perpetual securities we hold were largely issued by banks that are integral to the financial markets of the sovereign country of the issuer. As a result of the issuer's position within the economy of the sovereign country, our perpetual securities may be subject to a higher risk of nationalization of their issuers in connection with capital injections from an issuer's sovereign government. We cannot be assured that such capital support will extend to all levels of an issuer's capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and preserve the issuer's capital. Beyond the cash flow impact that additional deferrals would have on our portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase our regulatory capital requirements. We consider these factors in our credit review process.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Corporate bonds	$5	$0	$7	$31
Bank/financial institution bonds	131	0	135	0
Equity securities	1	0	1	0
Total other-than-temporary impairment losses realized (1)	$137	$0	$143	$31
(1) Includes $6 and $0 for the three-month periods and $12 and $31 for the nine-month periods ended September 30, 2015 and 2014, respectively, from change in intent to sell securities; and $131 for the three- and nine-month periods ended September 30, 2015, for credit-related impairments

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2015	December 31, 2014
Unrealized gains (losses) on securities available for sale	$5,181	$7,426
Deferred income taxes	(1,967)	(2,754)
Shareholders’ equity, unrealized gains (losses) on investment securities	$3,214	$4,672
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$92	$1	$92	$1	$0	$0
Municipalities:
Dollar-denominated	44	9	44	9	0	0
Public utilities:
Dollar-denominated	1,955	129	1,499	79	456	50
Yen-denominated	1,451	148	1,039	102	412	46
Sovereign and supranational:
Yen-denominated	728	47	535	32	193	15
Banks/financial institutions:
Dollar-denominated	307	14	304	14	3	0
Yen-denominated	2,809	254	1,762	72	1,047	182
Other corporate:
Dollar-denominated	12,285	995	9,940	597	2,345	398
Yen-denominated	1,237	88	437	5	800	83
Total fixed maturities	20,908	1,685	15,652	911	5,256	774
Perpetual securities:
Dollar-denominated	6	1	0	0	6	1
Yen-denominated	739	140	215	27	524	113
Total perpetual securities	745	141	215	27	530	114
Total	$21,653	$1,826	$15,867	$938	$5,786	$888

	December 31, 2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$75	$2	$53	$1	$22	$1
Public utilities:
Dollar-denominated	1,001	36	164	7	837	29
Yen-denominated	805	25	98	1	707	24
Sovereign and supranational:
Yen-denominated	359	14	0	0	359	14
Banks/financial institutions:
Dollar-denominated	205	8	53	5	152	3
Yen-denominated	1,828	267	166	0	1,662	267
Other corporate:
Dollar-denominated	8,072	330	1,901	62	6,171	268
Yen-denominated	1,151	60	122	2	1,029	58
Total fixed maturities	13,496	742	2,557	78	10,939	664
Perpetual securities:
Yen-denominated	783	92	194	5	589	87
Total perpetual securities	783	92	194	5	589	87
Total	$14,279	$834	$2,751	$83	$11,528	$751

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

For any significant decline in fair value, we perform a more focused review of the related issuer's credit profile. For corporate issuers, we evaluate their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, we analyze all sources of credit support, including issuer-specific factors. We utilize information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. We also consider ratings from the Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security we own including seniority in the issuer's capital structure, covenant protections, or other relevant features. From these reviews, we evaluate the issuers' continued ability to service our investment through payment of interest and principal.

The following table provides more information on our unrealized loss positions.

	September 30, 2015			December 31, 2014
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Public utilities	16%	15%	95%	13%	7%	100%
Sovereign and supranational	3	3	100	3	2	100
Banks/financial institutions	14	15	60	14	33	31
Other corporate	63	59	86	65	47	88
Total fixed maturities	96%	92%		95%	89%
Perpetual securities	4	8	100	5	11	100
Total	100%	100%		100%	100%

Assuming no credit-related factors develop, unrealized gains and losses are expected to diminish as investments near maturity. Based on our credit analysis, we believe that the issuers of our investments in the sectors shown in the table above have the ability to service their obligations to us.

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

Details of our holdings of perpetual securities were as follows:

Perpetual Securities

		September 30, 2015			December 31, 2014
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$61	$87	$26	$61	$87	$26
	BBB	1,112	1,056	(56)	1,330	1,333	3
	BB or lower	164	226	62	163	225	62
Total Upper Tier II		1,337	1,369	32	1,554	1,645	91
Tier I:
	BBB	522	524	2	519	556	37
	BB or lower	46	71	25	184	237	53
Total Tier I		568	595	27	703	793	90
Other subordinated - non-banks:
	BB or lower	184	202	18	183	231	48
Total		$2,089	$2,166	$77	$2,440	$2,669	$229

Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses are expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in these sectors have the ability to service their obligations to us. Perpetual securities that had an amortized cost of $361 million and fair value of $387 million at December 31, 2014 matured or were called during the nine-month period ended September 30, 2015.

Variable Interest Entities (VIEs)

As a condition of our involvement or investment in a VIE, we enter into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of our investment or our beneficial interest in the VIE.

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
Investments in Consolidated Variable Interest Entities

	September 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,651	$4,541	$3,020	$4,166
Perpetual securities, available for sale	287	269	405	429
Fixed maturities, held to maturity	83	80	83	84
Other assets	106	106	106	106
Total assets of consolidated VIEs	$4,127	$4,996	$3,614	$4,785
Liabilities:
Other liabilities	$343	$343	$318	$318
Total liabilities of consolidated VIEs	$343	$343	$318	$318

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt and perpetual securities and foreign currency and/or credit default swaps (CDS), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans (bank loans) through unit trust structures, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

We invest in bank loans through unit trust structures in which we are the only investor, requiring us to consolidate these trusts. These bank loans are classified as available-for-sale fixed-maturity securities in the financial statements. As of September 30, 2015, the amortized cost and fair value of our bank loan investments was $1.3 billion. As of December 31, 2014, the amortized cost and fair value of our bank loan investments was $501 million and $579 million, respectively.

We are exposed to credit losses within our consolidated collateralized debt obligation (CDO) that could result in principal losses to our investment. However, we have mitigated the risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within the VIE to absorb the majority of the expected losses from the underlying credit default swaps. We currently own only senior mezzanine CDO tranches. Based on our statistical analysis models and the current subordination levels in our CDO, the VIE can sustain a reasonable number of defaults in the underlying reference entities in the CDS with no loss to our investment.

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	September 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$5,792	$6,367	$6,104	$6,937
Perpetual securities, available for sale	250	243	324	330
Fixed maturities, held to maturity	2,491	2,578	2,564	2,829
Total investments in VIEs not consolidated	$8,533	$9,188	$8,992	$10,096

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 175 separate issuers with an average credit rating of BBB.

Loans and Loan Receivables

We invest in middle market loans through participation rights that are accounted for as loan receivables and recorded at amortized cost on the acquisition date. Since we have the intent and ability to hold these loan receivables for the foreseeable future or until they mature, they are considered held-for-investment and are carried at adjusted amortized cost in the other investments line on our consolidated balance sheets. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. We also recognize a liability for all unfunded commitments associated with existing loan originations, with a corresponding recognition of an invested asset. As of September 30, 2015, our investment in these loan receivables was $66 million, of which $49 million was unfunded, while the associated allowance for expected losses was immaterial. As of September 30, 2015, we have commitments of $233 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

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

Details of our securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
September 30, 2015
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$145	$309	$454
Public utilities	119	0	119
Sovereign and supranational	3	0	3
Banks/financial institutions	13	0	13
Other corporate	318	0	318
Total borrowings	$598	$309	$907
Gross amount of recognized liabilities for securities lending transactions			$907
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2015 and December 31, 2014.

Certain fixed-maturity securities have been pledged as collateral as part of derivative transactions. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments consist of: (1) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) foreign currency forwards and options used to hedge foreign exchange risk from our net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or we elect not to designate them as an accounting hedge. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated our yen-denominated Samurai and Uridashi notes as nonderivative hedging instruments for this net investment hedge.

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

The only CDS that we currently hold relates to components of an investment in a VIE and is used to assume credit risk related to an individual security. This CDS contract entitles the consolidated VIE to receive periodic fees in exchange for an obligation to compensate the derivative counterparties should the referenced security issuer experience a credit event, as defined in the contract.

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

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. As of September 30, 2015, there were 17 counterparties to our derivative agreements, with four comprising 56% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	September 30, 2015			December 31, 2014
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$2,277	$175	$(41)	$1,098	$39	$(36)
A	21,079	702	(343)	22,564	763	(2,387)
Total	$23,356	$877	$(384)	$23,662	$802	$(2,423)

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

The fair value of collateral posted by us to third parties for derivative transactions of $7 million at September 30, 2015 consisted entirely of cash. The fair value of collateral posted by us to third parties for derivative transactions of $1.6 billion at December 31, 2014 consisted entirely of securities. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $7 million and $2.1 billion as of September 30, 2015 and December 31, 2014, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2015, the amount of collateral we would be required to post to these derivative counterparties would be immaterial. Collateral obtained by us from third parties for derivative transactions was $622 million and $619 million at September 30, 2015 and December 31, 2014, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights.
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
For assessing hedge effectiveness of cash flow hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships on our VIE cash flow hedges is measured each reporting period using the “Hypothetical Derivative Method.” For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings within derivative and other gains (losses). All components of each derivative's gain or loss are included in the assessment of hedge effectiveness.
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

	September 30, 2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(18)	$0	$(18)
Total cash flow hedges	75	(18)	0	(18)
Fair value hedges:
Foreign currency forwards	12,714	239	248	(9)
Foreign currency options	1,250	0	1	(1)
Total fair value hedges	13,964	239	249	(10)
Net investment hedge:
Foreign currency forwards	1,455	5	19	(14)
Foreign currency options	168	(3)	4	(7)
Total net investment hedge	1,623	2	23	(21)
Non-qualifying strategies:
Foreign currency swaps	6,604	270	604	(334)
Foreign currency forwards	1,007	0	1	(1)
Credit default swaps	83	0	0	0
Total non-qualifying strategies	7,694	270	605	(335)
Total derivatives	$23,356	$493	$877	$(384)
Balance Sheet Location
Other assets	$16,776	$877	$877	$0
Other liabilities	6,580	(384)	0	(384)
Total derivatives	$23,356	$493	$877	$(384)

	December 31, 2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	12,388	(1,791)	0	(1,791)
Foreign currency options	697	(32)	0	(32)
Interest rate swaptions	2,502	(159)	0	(159)
Total fair value hedges	15,587	(1,982)	0	(1,982)
Net investment hedge:
Foreign currency forwards	1,307	54	56	(2)
Total net investment hedge	1,307	54	56	(2)
Non-qualifying strategies:
Foreign currency swaps	5,765	443	746	(303)
Foreign currency forwards	784	(119)	0	(119)
Foreign currency options	53	(1)	0	(1)
Credit default swaps	83	0	0	0
Interest rate swaptions	8	(1)	0	(1)
Total non-qualifying strategies	6,693	322	746	(424)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)
Balance Sheet Location
Other assets	$6,531	$802	$802	$0
Other liabilities	17,131	(2,423)	0	(2,423)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)

Cash Flow Hedges
Certain of our consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 10 years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting have been designated as held for other investment purposes (“non-qualifying strategies”).
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended September 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$247	$(28)	$275	$(267)	$8
Foreign currency options	Fixed-maturity securities	(1)	(1)	0	0	0
Nine Months Ended September 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$17	$(60)	$77	$(62)	$15
Foreign currency options	Fixed-maturity securities	(4)	3	(7)	7	0
Interest rate swaptions	Fixed-maturity securities	(95)	19	(114)	99	(15)
Three Months Ended September 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$(1,094)	$(1)	$(1,093)	$1,097	$4
Foreign currency options	Fixed-maturity securities	(9)	(9)	0	0	0
Interest rate swaptions	Fixed-maturity securities	(34)	2	(36)	37	1
Nine Months Ended September 30, 2014:
Foreign currency forwards	Fixed-maturity securities	$(631)	$(36)	$(595)	$624	$29
Foreign currency options	Fixed-maturity securities	(8)	(8)	0	0	0
Interest rate swaptions	Fixed-maturity securities	(160)	(20)	(140)	150	10

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes - see Note 7) as nonderivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

We used foreign exchange forwards to hedge foreign exchange risk on 30.0 billion yen, 102.5 billion yen and 25.0 billion yen of profit repatriation received from Aflac Japan in February 2015, July 2015 and September 2015, respectively. As of September 30, 2015, we had entered into foreign exchange forwards and options as part of a hedge on 194.6 billion yen of future profit repatriation.

Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2015 and 2014, respectively.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$(1)	$(1)	$(9)	$0	$(3)	$(2)	$(8)
Total cash flow hedges	0	(1)	(1)	(9)	0	(3)	(2)	(8)
Fair value hedges:
Foreign currency forwards(2)	(20)	0	3	0	(45)	0	(7)	0
Foreign currency options (2)	(1)	0	(9)	0	3	0	(8)	0
Interest rate swaptions(2)	0	0	3	0	4	0	(10)	0
Total fair value hedges	(21)	0	(3)	0	(38)	0	(25)	0
Net investment hedge:
Non- derivative hedging instruments	0	(4)	0	32	0	1	0	4
Foreign currency forwards	0	(35)	0	11	0	(1)	0	(2)
Foreign currency options	0	(3)	0	0	0	(3)	0	(3)
Total net investment hedge	0	(42)	0	43	0	(3)	0	(1)
Non-qualifying strategies:
Foreign currency swaps	2	0	44	0	0	0	48	0
Foreign currency forwards	17	0	0	0	16	0	0	0
Credit default swaps	(1)	0	(1)	0	0	0	2	0
Interest rate swaps	0	0	(2)	0	5	0	(1)	0
Futures	0	0	(54)	0	0	0	(89)	0
Total non- qualifying strategies	18	0	(13)	0	21	0	(40)	0
Total	$(3)	$(43)	$(17)	$34	$(17)	$(6)	$(67)	$(9)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three- and nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Offsetting of Financial Instruments and Derivatives

Some of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Parent Company or Aflac and its respective counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements with certain of the master netting arrangements provide that the Company will receive or pledge financial collateral in the event either minimum thresholds, or in certain cases ratings levels, have been reached.

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

The tables below summarize our derivatives and securities lending transactions, and as reflected in the tables, in accordance with U.S. GAAP, our policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets

September 30, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$604	$0	$604	$0	$(331)		$273
Foreign currency forwards	268	0	268	0	(290)		(22)
Foreign currency options	5	0	5	0	(1)		4
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	877	0	877	0	(622)	(1)	255
Securities lending and similar arrangements	885	0	885	0	(885)		0
Total	$1,762	$0	$1,762	$0	$(1,507)		$255
(1) Consists of $272 of pledged securities and $350 of cash.

December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$746	$0	$746	$0	$(568)		$178
Foreign currency forwards	56	0	56	0	(51)		5
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	802	0	802	0	(619)	(1)	183
Securities lending and similar arrangements	2,149	0	2,149	0	(2,149)		0
Total	$2,951	$0	$2,951	$0	$(2,768)		$183
(1) Consists of $153 of pledged securities and $466 of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(352)	$0	$(352)	$0	$0		$(352)
Foreign currency forwards	(24)	0	(24)	0	5		(19)
Foreign currency options	(8)	0	(8)	0	2		(6)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(384)	0	(384)	0	7	(1)	(377)
Securities lending and similar arrangements	(907)	0	(907)	885	0		(22)
Total	$(1,291)	$0	$(1,291)	$885	$7		$(399)
(1) Consists entirely of cash.

December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(318)	$0	$(318)	$0	$0		$(318)
Foreign currency forwards	(1,912)	0	(1,912)	0	1,439		(473)
Foreign currency options	(33)	0	(33)	0	24		(9)
Interest rate swaptions	(160)	0	(160)	0	158		(2)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(2,423)	0	(2,423)	0	1,621	(1)	(802)
Securities lending and similar arrangements	(2,193)	0	(2,193)	2,149	0		(44)
Total	$(4,616)	$0	$(4,616)	$2,149	$1,621		$(846)
(1) Consists entirely of pledged securities.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

5.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

U.S. GAAP specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant inputs are not observable in an active market.

The following tables present the fair value hierarchy levels of the Company's assets and liabilities that are measured and carried at fair value on a recurring basis.

	September 30, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$17,920	$545	$0	$18,465
Municipalities	0	1,166	0	1,166
Mortgage- and asset-backed securities	0	371	220	591
Public utilities	0	7,848	0	7,848
Sovereign and supranational	0	1,421	0	1,421
Banks/financial institutions	0	6,235	26	6,261
Other corporate	0	29,354	0	29,354
Total fixed maturities	17,920	46,940	246	65,106
Perpetual securities:
Banks/financial institutions	0	1,964	0	1,964
Other corporate	0	202	0	202
Total perpetual securities	0	2,166	0	2,166
Equity securities	122	6	3	131
Other assets:
Foreign currency swaps	0	498	106	604
Foreign currency forwards	0	268	0	268
Foreign currency options	0	5	0	5
Total other assets	0	771	106	877
Other investments	182	0	0	182
Cash and cash equivalents	3,520	0	0	3,520
Total assets	$21,744	$49,883	$355	$71,982
Liabilities:
Foreign currency swaps	$0	$9	$343	$352
Foreign currency forwards	0	24	0	24
Foreign currency options	0	8	0	8
Total liabilities	$0	$41	$343	$384

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,683	$515	$0	$19,198
Municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities	0	379	223	602
Public utilities	0	7,897	0	7,897
Sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions	0	6,572	26	6,598
Other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions	0	2,289	149	2,438
Other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities	19	6	3	28
Other assets:
Foreign currency swaps	0	640	106	746
Foreign currency forwards	0	56	0	56
Total other assets	0	696	106	802
Other investments	171	0	0	171
Cash and cash equivalents	4,658	0	0	4,658
Total assets	$23,531	$49,863	$507	$73,901
Liabilities:
Foreign currency swaps	$0	$0	$318	$318
Foreign currency forwards	0	1,912	0	1,912
Foreign currency options	0	33	0	33
Interest rate swaptions	0	160	0	160
Total liabilities	$0	$2,105	$318	$2,423

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,115	$22,991	$0	$0	$22,991
Municipalities	345	0	409	0	409
Mortgage and asset-backed securities	38	0	13	27	40
Public utilities	3,108	0	3,128	0	3,128
Sovereign and supranational	2,569	0	2,686	0	2,686
Banks/financial institutions	4,539	0	4,544	0	4,544
Other corporate	3,015	0	3,150	0	3,150
Other investments	66	0	0	66	66
Total assets	$33,795	$22,991	$13,930	$93	$37,014
Liabilities:
Other policyholders’ funds	$6,284	$0	$0	$6,156	$6,156
Notes payable (excluding capital leases)	4,993	0	0	5,277	5,277
Total liabilities	$11,277	$0	$0	$11,433	$11,433

	December 31, 2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,023	$23,218	$0	$0	$23,218
Municipalities	346	0	417	0	417
Mortgage and asset-backed securities	43	0	15	31	46
Public utilities	3,342	0	3,603	0	3,603
Sovereign and supranational	2,556	0	2,814	0	2,814
Banks/financial institutions	4,932	0	5,085	0	5,085
Other corporate	3,000	0	3,314	0	3,314
Total assets	$34,242	$23,218	$15,248	$31	$38,497
Liabilities:
Other policyholders’ funds	$6,031	$0	$0	$5,905	$5,905
Notes payable (excluding capital leases)	5,268	0	0	5,835	5,835
Total liabilities	$11,299	$0	$0	$11,740	$11,740

Fair Value of Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. The carrying amounts for cash and cash equivalents, other investments, receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the nature of these instruments. Liabilities for future policy benefits and unpaid policy claims are not financial instruments as defined by U.S. GAAP.

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

For the periods presented, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	September 30, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$17,920	$545	$0	$18,465
Total government and agencies	17,920	545	0	18,465
Municipalities:
Third party pricing vendor	0	1,166	0	1,166
Total municipalities	0	1,166	0	1,166
Mortgage- and asset-backed securities:
Third party pricing vendor	0	371	0	371
Broker/other	0	0	220	220
Total mortgage- and asset-backed securities	0	371	220	591
Public utilities:
Third party pricing vendor	0	7,848	0	7,848
Total public utilities	0	7,848	0	7,848
Sovereign and supranational:
Third party pricing vendor	0	1,421	0	1,421
Total sovereign and supranational	0	1,421	0	1,421
Banks/financial institutions:
Third party pricing vendor	0	6,235	0	6,235
Broker/other	0	0	26	26
Total banks/financial institutions	0	6,235	26	6,261
Other corporate:
Third party pricing vendor	0	29,304	0	29,304
Broker/other	0	50	0	50
Total other corporate	0	29,354	0	29,354
Total fixed maturities	17,920	46,940	246	65,106
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,964	0	1,964
Total banks/financial institutions	0	1,964	0	1,964
Other corporate:
Third party pricing vendor	0	202	0	202
Total other corporate	0	202	0	202
Total perpetual securities	0	2,166	0	2,166
Equity securities:
Third party pricing vendor	122	6	0	128
Broker/other	0	0	3	3
Total equity securities	122	6	3	131
Total securities available for sale	$18,042	$49,112	$249	$67,403

	September 30, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$22,991	$0	$0	$22,991
Total government and agencies	22,991	0	0	22,991
Municipalities:
Third party pricing vendor	0	409	0	409
Total municipalities	0	409	0	409
Mortgage- and asset-backed securities:
Third party pricing vendor	0	13	0	13
Broker/other	0	0	27	27
Total mortgage- and asset-backed securities	0	13	27	40
Public utilities:
Third party pricing vendor	0	3,128	0	3,128
Total public utilities	0	3,128	0	3,128
Sovereign and supranational:
Third party pricing vendor	0	2,686	0	2,686
Total sovereign and supranational	0	2,686	0	2,686
Banks/financial institutions:
Third party pricing vendor	0	4,544	0	4,544
Total banks/financial institutions	0	4,544	0	4,544
Other corporate:
Third party pricing vendor	0	3,123	0	3,123
Broker/other	0	27	0	27
Total other corporate	0	3,150	0	3,150
Total securities held to maturity	$22,991	$13,930	$27	$36,948

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,683	$515	$0	$19,198
Total government and agencies	18,683	515	0	19,198
Municipalities:
Third party pricing vendor	0	1,257	0	1,257
Total municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities:
Third party pricing vendor	0	379	0	379
Broker/other	0	0	223	223
Total mortgage- and asset-backed securities	0	379	223	602
Public utilities:
Third party pricing vendor	0	7,897	0	7,897
Total public utilities	0	7,897	0	7,897
Sovereign and supranational:
Third party pricing vendor	0	1,416	0	1,416
Total sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions:
Third party pricing vendor	0	6,514	0	6,514
Broker/other	0	58	26	84
Total banks/financial institutions	0	6,572	26	6,598
Other corporate:
Third party pricing vendor	0	28,605	0	28,605
Total other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,289	0	2,289
Broker/other	0	0	149	149
Total banks/financial institutions	0	2,289	149	2,438
Other corporate:
Third party pricing vendor	0	231	0	231
Total other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities:
Third party pricing vendor	19	6	0	25
Broker/other	0	0	3	3
Total equity securities	19	6	3	28
Total securities available for sale	$18,702	$49,167	$401	$68,270

	December 31, 2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,218	$0	$0	$23,218
Total government and agencies	23,218	0	0	23,218
Municipalities:
Third party pricing vendor	0	417	0	417
Total municipalities	0	417	0	417
Mortgage- and asset-backed securities:
Third party pricing vendor	0	15	0	15
Broker/other	0	0	31	31
Total mortgage- and asset-backed securities	0	15	31	46
Public utilities:
Third party pricing vendor	0	3,603	0	3,603
Total public utilities	0	3,603	0	3,603
Sovereign and supranational:
Third party pricing vendor	0	2,814	0	2,814
Total sovereign and supranational	0	2,814	0	2,814
Banks/financial institutions:
Third party pricing vendor	0	5,085	0	5,085
Total banks/financial institutions	0	5,085	0	5,085
Other corporate:
Third party pricing vendor	0	3,287	0	3,287
Broker/other	0	27	0	27
Total other corporate	0	3,314	0	3,314
Total securities held to maturity	$23,218	$15,248	$31	$38,497

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

The fair values of the foreign currency forwards, options, and interest rate swaptions associated with certain fixed-maturity securities; the foreign currency forwards and options used to hedge foreign exchange risk from our net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; and the foreign currency swaps associated with certain senior notes and our subordinated debentures are based on the amounts we would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the three- and nine-month periods ended September 30, 2015 and 2014, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended September 30, 2015
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$214	$0	$0	$25	$0	$0	$3	$0	$(223)	$1	$20
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	(13)	(1)	(14)
Unrealized gains (losses) included in other comprehensive income (loss)	6	0	0	1	0	0	0	0	(1)	0	6
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	0	0	0	0	0	0	0	0	0	0	0
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$220	$0	$0	$26	$0	$0	$3	$0	$(237)	$0	$12
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$(14)	$(1)	$(15)
(1) Derivative assets and liabilities are presented net

Three Months Ended September 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$266	$0	$0	$25	$0	$0	$3	$(1)	$11	$0	$304
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	1	(93)	(1)	(93)
Unrealized gains (losses) included in other comprehensive income (loss)	(18)	0	0	0	0	0	0	0	(9)	0	(27)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(3)	0	0	0	0	0	0	0	0	0	(3)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$245	$0	$0	$25	$0	$0	$3	$0	$(91)	$(1)	$181
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$1	$(93)	$(1)	$(93)
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2015
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$0	$0	$26	$0	$149	$3	$0	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	(38)	0	(38)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	0	0	0	0	(2)	0	0	(3)	0	(6)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(147)	0	0	0	0	(147)
Settlements	(2)	0	0	0	0	0	0	0	16	0	14
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$220	$0	$0	$26	$0	$0	$3	$0	$(237)	$0	$12
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$(39)	$0	$(39)
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	(79)	2	(78)
Unrealized gains (losses) included in other comprehensive income (loss)	(115)	0	0	2	0	8	0	0	(8)	0	(113)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(9)	0	0	0	0	0	0	0	95	0	86
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$245	$0	$0	$25	$0	$0	$3	$0	$(91)	$(1)	$181
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$(79)	$2	$(78)
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

September 30, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$220	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1 - $680 ($7)
Other assets:
Foreign currency swaps	4	Discounted cash flow	Interest rates (USD)	2.00% - 2.52%	(a)
			Interest rates (JPY)	.51% - 1.36%	(b)
			CDS spreads	15 - 103 bps
			Foreign exchange rates	20.16%	(c)
	102	Discounted cash flow	Interest rates (USD)	2.00% - 2.52%	(a)
			Interest rates (JPY)	.51% - 1.36%	(b)
			Foreign exchange rates	20.16%	(c)
Total assets	$355
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

September 30, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$183	Discounted cash flow	Interest rates (USD)	2.00% - 2.52%	(a)
			Interest rates (JPY)	.51% - 1.36%	(b)
			CDS spreads	15 - 103 bps
			Foreign exchange rates	20.16%	(c)
	142	Discounted cash flow	Interest rates (USD)	2.00% - 2.52%	(a)
			Interest rates (JPY)	.51% - 1.36%	(b)
			CDS spreads	67 - 251 bps
	18	Discounted cash flow	Interest rates (USD)	2.00% - 2.52%	(a)
			Interest rates (JPY)	.51% - 1.36%	(b)
			Foreign exchange rates	20.16%	(c)
Total liabilities	$343
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

Base Correlations, CDS Spreads, Recovery Rates

Our remaining CDO is a tranche on a basket of single-name credit default swaps. The risk in this synthetic CDO comes from the single-name CDS risk and the correlations between the single names. The valuation of synthetic CDOs is dependent on the calibration of market prices for interest rates, single name CDS default probabilities and base correlation using financial modeling tools. Since there is limited or no observable data available for this tranche, the base correlations must be obtained from commonly traded market tranches such as the CDX and iTraxx indices. From the historical prices of these indices, base correlations can be obtained to develop a pricing curve of CDOs with different seniorities. Since the reference entities of the market indices do not match those in the portfolio underlying the synthetic

CDO to be valued, several processing steps are taken to map the CDO in our portfolio to the indices. With the base correlation determined and the appropriate spreads selected, a valuation is calculated. An increase in the CDS spreads in the underlying portfolio leads to a decrease in the value due to higher probability of defaults and losses. The impact on the valuation due to base correlation depends on a number of factors, including the riskiness between market tranches and the modeled tranche based on our portfolio and the equivalence between detachment points in these tranches. Generally speaking, an increase in base correlation will decrease the value of the senior tranches while increasing the value of junior tranches. This may result in a positive or negative value change.

The CDO tranche in our portfolio is a senior mezzanine tranche and, due to the low level of credit support for this type of tranche, exhibits equity-like behavior. As a result, an increase in recovery rates tends to cause its value to decrease.

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

We enter into fixed quota-share coinsurance agreements with other companies in the normal course of business. For each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits are reported net of insurance ceded.

Effective March 31, 2015, we entered into a coinsurance transaction whereby we ceded 30.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business. Effective April 1, 2015, we entered into a retrocession coinsurance transaction whereby we assumed 27.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business through our subsidiary CAIC.

For our reinsurance transactions to date, we have recorded a deferred profit liability related to the reinsurance transactions. The remaining deferred profit liability of $776 million, as of September 30, 2015, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $803 million as of September 30, 2015.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Direct premium income	$4,464	$4,918	$13,426	$14,820
Ceded to other companies:
Ceded Aflac Japan closed blocks	(130)	(70)	(352)	(215)
Other	(10)	(10)	(28)	(30)
Assumed from other companies:
Retrocession activities	54	0	124	0
Other	2	3	6	8
Net premium income	$4,380	$4,841	$13,176	$14,583

Direct benefits and claims	$3,000	$3,425	$9,037	$10,075
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(119)	(63)	(320)	(192)
Other	8	(9)	12	(22)
Assumed from other companies:
Retrocession activities	50	0	116	0
Other	(12)	2	(29)	7
Benefits and claims, net	$2,927	$3,355	$8,816	$9,868

These reinsurance transactions are considered indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

7.	NOTES PAYABLE
A summary of notes payable follows:

(In millions)	September 30, 2015		December 31, 2014
3.45% senior notes paid August 2015	$0		$300
2.65% senior notes due February 2017	652	(1)	653	(1)
8.50% senior notes due May 2019	0	(2)	850
2.40% senior notes due March 2020	550		0
4.00% senior notes due February 2022	350	(3)	350	(3)
3.625% senior notes due June 2023	700		700
3.625% senior notes due November 2024	749	(3)	749	(3)
3.25% senior notes due March 2025	448	(3)	0
6.90% senior notes due December 2039	397	(3)	397	(3)
6.45% senior notes due August 2040	448	(3)	448	(3)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	67		66
Yen-denominated Samurai notes:
1.84% notes due July 2016 (principal amount 15.8 billion yen)	132		131
Yen-denominated loans:
3.60% loan paid July 2015 (principal amount 10 billion yen)	0		83
3.00% loan paid August 2015 (principal amount 5 billion yen)	0		41
Capitalized lease obligations payable through 2022	16		14
Total notes payable	$5,009		$5,282
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Redeemed in April 2015
(3) Principal amount net of an issuance discount that is being amortized over the life of the notes

In August 2015, we paid off $300 million of 3.45% fixed-rate senior notes upon their maturity. In August 2015, we paid off a 5.0 billion yen loan at its maturity date (a total of approximately $41 million using the exchange rate at the maturity date). In July 2015, we paid off a 10.0 billion yen loan at its maturity date (a total of approximately $81 million using the exchange rate at the maturity date).

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

In September 2015, we amended and restated our 50.0 billion yen senior unsecured revolving credit facility agreement, due to expire in March 2018, pursuant to which the Parent Company and Aflac jointly entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of September 30, 2015, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of September 30, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expense or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015. As of September 30, 2015, we did not have any borrowings outstanding under our $100 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at September 30, 2015. No events of default or defaults occurred during the nine-month period ended September 30, 2015.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

8.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2015	2014
Common stock - issued:
Balance, beginning of period	668,132	667,046
Exercise of stock options and issuance of restricted shares	1,377	921
Balance, end of period	669,509	667,967
Treasury stock:
Balance, beginning of period	225,687	207,633
Purchases of treasury stock:
Open market	17,421	11,070
Other	241	132
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(919)	(930)
Exercise of stock options	(375)	(316)
Other	(113)	(121)
Balance, end of period	241,942	217,468
Shares outstanding, end of period	427,567	450,499

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Anti-dilutive share-based awards	2,126	1,486	1,798	903

Share Repurchase Program

During the first nine months of 2015, we repurchased 17.4 million shares of our common stock in the open market for $1.1 billion as part of our share repurchase program. During the first nine months of 2014, we repurchased 11.1 million shares of our common stock in the open market for $690 million as part of our share repurchase program. In August 2015, our board of directors authorized the purchase of an additional 40 million shares of our common stock. As of September 30, 2015, a remaining balance of 52.1 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,725)	$3,384	$(27)	$(125)	$507
Other comprehensive income before reclassification	192	(260)	(1)	0	(69)
Amounts reclassified from accumulated other comprehensive income	0	90	0	0	90
Net current-period other comprehensive income	192	(170)	(1)	0	21
Balance, end of period	$(2,533)	$3,214	$(28)	$(125)	$528
All amounts in the table above are net of tax.

Three Months Ended September 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,216)	$2,915	$(11)	$(82)	$1,606
Other comprehensive income before reclassification	(589)	505	(6)	1	(89)
Amounts reclassified from accumulated other comprehensive income	0	(18)	0	1	(17)
Net current-period other comprehensive income	(589)	487	(6)	2	(106)
Balance, end of period	$(1,805)	$3,402	$(17)	$(80)	$1,500
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income before reclassification	8	(1,471)	(2)	0	(1,465)
Amounts reclassified from accumulated other comprehensive income	0	13	0	1	14
Net current-period other comprehensive income	8	(1,458)	(2)	1	(1,451)
Balance, end of period	$(2,533)	$3,214	$(28)	$(125)	$528
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income before reclassification	(300)	2,379	(5)	2	2,076
Amounts reclassified from accumulated other comprehensive income	0	(12)	0	(1)	(13)
Net current-period other comprehensive income	(300)	2,367	(5)	1	2,063
Balance, end of period	$(1,805)	$3,402	$(17)	$(80)	$1,500
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(1)	Sales and redemptions
	(137)	Other-than-temporary impairment losses realized
	(138)	Total before tax
	48	Tax (expense) or benefit(1)
	$(90)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	4	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$(90)	Net of tax
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

(In millions)	Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$123	Sales and redemptions
	(143)	Other-than-temporary impairment losses realized
	(20)	Total before tax
	7	Tax (expense) or benefit(1)
	$(13)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(13)	Acquisition and operating expenses(2)
Prior service (cost) credit	12	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$(14)	Net of tax
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

9.    SHARE-BASED COMPENSATION

As of September 30, 2015, the Company had outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest based upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2015, approximately 10.0 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2015.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	8,303	4.6	$71	$50.82
Exercisable	6,374	3.5	67	48.35

We received cash from the exercise of stock options in the amount of $53 million during the first nine months of 2015, compared with $30 million in the first nine months of 2014. The tax benefit realized as a result of stock option exercises and restricted stock releases was $24 million in the first nine months of 2015, compared with $14 million in the first nine months of 2014.

As of September 30, 2015, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $50 million, of which $20 million (831 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$4	$3	$5	$5	$1	$0
Interest cost	1	1	7	(4)	0	0
Expected return on plan assets	(1)	(1)	(5)	(5)	0	0
Amortization of net actuarial loss	0	1	4	3	0	1
Amortization of prior service cost (credit)	0	0	0	0	(4)	(4)
Net periodic (benefit) cost	$4	$4	$11	$(1)	$(3)	$(3)

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$11	$11	$17	$15	$1	$1
Interest cost	4	5	23	11	1	1
Expected return on plan assets	(3)	(3)	(16)	(15)	0	0
Amortization of net actuarial loss	1	1	11	8	1	2
Amortization of prior service cost (credit)	0	0	0	0	(12)	(13)
Net periodic (benefit) cost	$13	$14	$35	$19	$(9)	$(9)

During the nine months ended September 30, 2015, Aflac Japan contributed approximately $15 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2015) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $10 million to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2015, we entered into an outsourcing agreement with a technology and consulting corporation to provide mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. As of September 30, 2015, the agreement has a remaining term of 5.3 years and an aggregate remaining cost of 37.9 billion yen ($316 million using the September 30, 2015, exchange rate).

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2015 and 2014, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2014. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at September 30, 2015 was 119.96, or .5% stronger than the December 31, 2014 spot yen/dollar exchange rate of 120.55. The weighted-average yen/dollar exchange rate for the three-month period ended September 30, 2015 was 122.15, or 14.9% weaker than the weighted-average yen/dollar exchange rate of 103.92 for the same period in 2014. The weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2015 was 120.81, or 14.8% weaker than the weighted-average yen/dollar exchange rate of 102.89 for the same period in 2014.
Reflecting the weaker yen/dollar exchange rate, revenues were $5.0 billion in the third quarter of 2015, compared with $5.7 billion in the third quarter of 2014. Net earnings were $567 million, or $1.32 per diluted share, compared with $706 million, or $1.56 per diluted share, in the third quarter of 2014.
Also reflecting the weaker yen/dollar exchange rate, revenues were $15.6 billion in the first nine months of 2015, compared with $17.2 billion in the first nine months of 2014. Net earnings were $1.8 billion, or $4.14 per diluted share, compared with $2.2 billion, or $4.93 per diluted share, for the first nine months of 2014.
Results in the third quarter of 2015 included pretax net realized investment losses of $114 million ($74 million after-tax), compared with net realized investment gains of $16 million ($10 million after-tax) in the third quarter of 2014. Net investment losses in the third quarter of 2015 included $137 million ($89 million after-tax) of other-than-temporary impairment losses; $26 million of net gains ($17 million after-tax) from the sale or redemption of securities and $3 million of net losses ($2 million after-tax) from valuing derivatives.
Results in the first nine months of 2015 included pretax net realized investment gains of $26 million ($17 million after-tax), compared with net realized investment gains of $72 million ($47 million after-tax) in the first nine months of 2014. Net investment gains in the first nine months of 2015 included $143 million ($93 million after-tax) of other-than-temporary impairment losses; $186 million of net gains ($121 million after-tax) from the sale or redemption of securities; and $17 million of net losses ($11 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $3.2 billion at September 30, 2015, compared with a net unrealized gain of $4.7 billion at December 31, 2014.

In August 2015, we paid off $300 million of 3.45% fixed-rate senior notes upon their maturity. In August 2015, we paid off a 5.0 billion yen loan at its maturity date (a total of approximately $41 million using the exchange rate at the maturity date). In July 2015, we paid off a 10.0 billion yen loan at its maturity date (a total of approximately $81 million using the exchange rate at the maturity date). In March 2015, the Parent Company issued $1.0 billion of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. In April 2015, the Parent Company used the proceeds from the March 2015 issuance of its fixed-rate senior notes to redeem all of our $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

In September 2015, the Parent Company and Aflac amended a 50 billion yen revolving credit facility, resulting in jointly entering into an unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 55 billion yen. In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. For further information regarding these transactions, see Note 7 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first nine months of 2015, we repurchased 17.4 million shares of our common stock in the open market for $1.1 billion under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values for which 94% of our assets and 77% of our liabilities are reported as of September 30, 2015, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2015. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2014.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following discussion includes references to our performance measures, operating earnings and operating earnings per diluted share, that are not based on U.S. GAAP. Operating earnings is the measure of segment profit or loss we use to evaluate segment performance and allocate resources. Consistent with U.S. GAAP accounting guidance for segment reporting, operating earnings is our measure of segment performance. Aflac believes that an analysis of operating earnings is vitally important to an understanding of our underlying profitability drivers and trends of our insurance business. Furthermore, because a significant portion of our business is conducted in Japan, we believe it is equally important to understand the impact of translating Japanese yen into U.S. dollars.

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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.
Reconciliation of Operating Earnings to Net Earnings

	In Millions				Per Diluted Share		In Millions				Per Diluted Share
	Three Months Ended September 30,						Nine Months Ended September 30,
	2015		2014		2015	2014	2015		2014		2015	2014
Operating earnings	$672		$685		$1.56	$1.51	$2,001		$2,216		$4.60	$4.86
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	(72)		21		(.16)	.05	28		91.06			.20
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(18)		(1)		(.04)	.00	(39)		(23)		(.09)	(.05)
Other derivative and hedging activities	2	(1)	(16)	(1)	.00	(.04)	(12)	(1)	(40)	(1)	(.03)	(.09)
Other and non-recurring income (loss)	(17)	(2)	17		(.04)	.04	(175)	(2)	4		(.40)	.01
Net earnings	$567		$706		$1.32	$1.56	$1,803		$2,248		$4.14	$4.93
(1) Excludes a gain of $14 and $6, after tax, for the three-month periods and $40 and $19, after tax, for the nine-month periods ended September 30, 2015 and 2014, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $9, after tax, for the three- and nine-month periods ended September 30, 2015, related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in other derivative and hedging activities.

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

Securities Transactions and Impairments

During the three-month period ended September 30, 2015, we realized pretax investment gains, net of losses, of $26 million ($17 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $137 million ($89 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities. Investment losses for the quarter were primarily related to the impairment of a single holding.

During the nine-month period ended September 30, 2015, we realized pretax investment gains, net of losses, of $186 million ($121 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $143 million ($93 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities. Investment losses were primarily related to the impairment of a single holding.

During the three-month period ended September 30, 2014, we realized pretax investment gains, net of losses, of $33 million ($21 million after-tax) from sales and redemptions of securities.

During the nine-month period ended September 30, 2014, we realized pretax investment gains, net of losses, of $171 million ($111 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $31 million ($20 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

See Note 3 of the Notes to Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Corporate bonds	$5	$0	$7	$31
Bank/financial institution bonds	131	0	135	0
Equity securities	1	0	1	0
Total other-than-temporary impairment losses realized (1)	$137	$0	$143	$31
(1) Includes $6 and $0 for the three-month periods and $12 and $31 for the nine-month periods ended September 30, 2015 and 2014, respectively, from change in intent to sell securities; and $131 for the three- and nine-month periods ended September 30, 2015, for credit-related impairments

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps and credit default swaps held in consolidated variable interest entities (VIEs); foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During the three-month period ended September 30, 2015, we realized pretax investment losses, net of gains, of $3 million ($2 million after-tax), compared with pretax investment losses, net of gains, of $17 million ($11 million after-tax) for the same period in 2014, as a result of valuing these derivatives, net of the effects of hedge accounting. During the nine-month period ended September 30, 2015, we realized pretax investment losses, net of gains, of $17 million ($11 million after-tax), compared with pretax investment losses, net of gains, of $68 million ($44 million after-tax) for the same period in 2014, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.
For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.
Non-recurring Items
During the second quarter of 2015, the make-whole premium paid to the investors of our 8.50% fixed-rate senior notes for the early redemption of those notes was recorded as a $230 million pretax non-operating loss ($150 million after-tax, or $.35 per diluted share) and is reflected in our financials in the nine-month period ended September 30, 2015.
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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the three-month period ended September 30, 2015, compared with 34.3% for the same period in 2014. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the nine-month period ended September 30, 2015, compared with 34.2% for the same period in 2014.
Earnings Guidance

Our revised objective for 2015, as previously disclosed, is to increase operating earnings per diluted share by 4% to 7% compared with 2014, excluding the effect of foreign currency translation. In April 2015, we executed a make-whole transaction to enhance our consolidated capital position (see the Capital Resources and Liquidity section of this MD&A for further discussion). As a result of this transaction, we incurred a non-operating charge of $.35 to operating earnings per diluted share in the second quarter of 2015. However, operating earnings per diluted share will benefit by approximately $.07 for the full year 2015 due to a net reduction in interest expense. If we achieve our objective for 2015, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
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

Assuming we achieve our revised earnings objective and the yen/dollar exchange rate averages 120 to 125 for the fourth quarter of the year, we would expect to report operating earnings for the fourth quarter of 2015 to be in the range of $1.36 to $1.56 per diluted share. Under the same scenario, we would expect full year of 2015 operating earnings of $5.96 to $6.16 per diluted share.

INSURANCE OPERATIONS

Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings. U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, we are required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net premium income	$2,981	$3,534	$9,037	$10,672
Net investment income:
Yen-denominated investment income	299	367	924	1,096
Dollar-denominated investment income	307	309	900	923
Net investment income	606	676	1,824	2,019
Other income (loss)	7	9	22	25
Total operating revenues	3,594	4,219	10,883	12,716
Benefits and claims, net	2,139	2,633	6,538	7,752
Operating expenses:
Amortization of deferred policy acquisition costs	144	159	434	491
Insurance commissions	178	212	540	654
Insurance and other expenses	344	387	1,006	1,131
Total operating expenses	666	758	1,980	2,276
Total benefits and expenses	2,805	3,391	8,518	10,028
Pretax operating earnings(1)	$789	$828	$2,365	$2,688
Weighted-average yen/dollar exchange rate	122.15	103.92	120.81	102.89

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Net premium income	(15.7)%	(5.4)%	(15.3)%	(6.0)%	(.8)%	(.7)%	(.6)%	.1%
Net investment income	(10.4)	2.7	(9.7)	1.6	5.4	7.8	6.1	8.2
Total operating revenues	(14.8)	(4.2)	(14.4)	(5.0)	.3	.6	.5	1.2
Pretax operating earnings(1)	(4.7)	(2.1)	(12.0)	(3.1)	12.1	2.8	3.3	3.1
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

Annualized premiums in force increased 1.5% to 1.61 trillion yen as of September 30, 2015, compared with 1.59 trillion yen as of September 30, 2014. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.4 billion at September 30, 2015, compared with $14.5 billion a year ago.
Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). Dollar-denominated investment income from these assets accounted for approximately 51% of Aflac Japan’s investment income in the first nine months of 2015, compared with 46% a year ago. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, dollar-denominated investment income accounted for approximately 45% of Aflac Japan’s investment income during the first nine months of 2015, compared with 44% a year ago.
The following table illustrates the effect of translating Aflac Japan’s dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Nine Months		Three Months		Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014
Net investment income	5.4%	7.8%	6.1%	8.2%	(2.6)%	5.3%	(1.7)%	5.2%
Total operating revenues	.3	.6	.5	1.2	(1.0)	.2	(.7)	.7
Pretax operating earnings(1)	12.1	2.8	3.3	3.1	5.8	.9	(2.3)	1.1
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2015	2014	2015	2014
Benefits and claims, net	59.5%	62.4%	60.1%	61.0%
Operating expenses:
Amortization of deferred policy acquisition costs	4.0	3.8	4.0	3.9
Insurance commissions	5.0	5.0	5.0	5.1
Insurance and other expenses	9.6	9.2	9.2	8.9
Total operating expenses	18.6	18.0	18.2	17.9
Pretax operating earnings(1)	21.9	19.6	21.7	21.1
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three- and nine-month periods ended September 30, 2015, the benefit ratio decreased compared to the same respective period in the prior year, resulting from the impact of reinsurance; changes in foreign currency; and favorable claims experience and an associated reserve adjustment. The three reinsurance agreements that we entered into since the end of the third quarter of 2013 reduced the benefit ratio by approximately 112 basis points for the three-month period and by 96 basis points for the nine-month period ended September 30, 2015. In the three- and nine-month periods ended September 30, 2015, the operating expense ratio increased primarily due to higher sales promotion and sales incentive expenses, expenses related to system upgrades, and software development costs. In total, the pretax operating profit margin improved in the three- and nine-month periods ended September 30, 2015, compared with the same periods in 2014. For the full year of 2015, we anticipate the pretax operating expense ratio to be similar to 2014. Likewise, for the full year of 2015, we anticipate the pretax operating profit margin to be approximately the same as 2014.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2015	2014	2015	2014	2015	2014	2015	2014
New annualized premium sales	$259	$247	$737	$789	31.6	25.6	89.2	81.2
Increase (decrease) over prior period	5.0%	(24.6)%	(6.6)%	(34.9)%	23.4%	(20.8)%	9.9%	(30.3)%
The following table details the contributions to new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2015	2014	2015	2014
Medical	28.9%	33.6%	26.4%	34.7%
Cancer	37.9	27.7	40.1	22.8
Ordinary life:
Child endowment	7.7	11.6	8.5	11.0
WAYS	18.1	15.0	16.2	15.9
Other ordinary life	5.9	8.6	6.4	9.0
Other	1.5	3.5	2.4	6.6
Total	100.0%	100.0%	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 34.5% during the third quarter of 2015 and increased 27.1% in the first nine months of 2015, compared with the same periods in 2014. We have been focusing more on promotion of our cancer and medical products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.
Sales of cancer insurance continued to be strong following the introduction at the end of the third quarter of 2014 of New Cancer DAYS, which includes an exclusive policy sold through Japan Post. Cancer insurance sales were up 68.9% during the third quarter of 2015, compared with the same period in 2014. Aflac Japan enhanced its medical product with new riders in June 2015. This revision provides better protection against critical diseases such as cancer, heart attack and stroke. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
Aflac Japan’s first sector product sales, which include WAYS and child endowment, were up 5.9% in the third quarter of 2015, compared to the same period in the prior year.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 84.7% of total new annualized premium sales for Aflac Japan in the third quarter of 2015. During the three-month period ended September 30, 2015, we recruited 90 new sales agencies. At September 30, 2015, Aflac Japan was represented by approximately 13,500 sales agencies and more than 114,300 licensed sales associates employed by those agencies.
At September 30, 2015, we had agreements to sell our products at 373 banks, or more than 90% of the total number of banks in Japan. Bank channel sales accounted for 15.3% of new annualized premium sales in the third quarter of 2015 for Aflac Japan, compared with 21.1% during the third quarter of 2014.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding a partnership that was established in 2008 (see Japanese Regulatory Environment). At the end of June 2014, Japan Post Insurance (Kampo) received Financial Services Agency (FSA) regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October 1, 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and starting July 1, 2015, Japan Post expanded the number of post offices that offer Aflac's cancer products to 20,000 postal outlets. We believe this alliance with Japan Post will further benefit our cancer insurance sales.

We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2015 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Although our traditional channels remain key to our success, we have developed partnerships with new channels to help increase our overall sales growth. These channels include Japan Post, and we are making steady progress with our sales through postal outlets. Given the sales growth in the first nine months and our expectation for production for the remainder of the year, we are upwardly revising our sales growth target for third sector products from a range of 7% to 10% to a range of 10% to 13% for the full year of 2015.
Japanese Economy

The Bank of Japan's October 2015 Monthly Report of Recent Economic and Financial Developments indicated the following about the Japanese economy. Japan's economy continues to recover moderately, although exports and production have been effected by the deceleration in emerging economies. Public investment has declined moderately, although it remains at a high level, while housing investment has been increasing. Private consumption has remained resilient due to steady improvement in employment and income. The report projected that Japan's economy is expected to recover moderately, while exports are expected to remain relatively flat. For additional information, see the Japanese Economy subsection of MD&A in our annual report to shareholders for the year ended December 31, 2014.
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

In the first nine months of 2015, as part of our normal portfolio management and asset allocation process, Aflac Japan increased the allocation of investments to a senior secured bank loan program by approximately $850 million and to a high yield corporate bond program by approximately $650 million, all of which had been funded as of September 30, 2015. During the third quarter of 2015, we began investing in yen-denominated exchange traded funds (ETFs) holding

Japan real estate investment trusts. These ETFs are publicly traded on a national stock exchange and are reported as equity securities on our consolidated balance sheets. The ETFs are classified as available for sale and carried on our balance sheet at fair value. As of September 30, 2015, our investment in these ETFs was $103 million. See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs.
The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
New money yield	2.76%	1.91%	3.23%	2.13%
Return on average invested assets, net of investment expenses	2.92	2.76	2.89	2.79
Portfolio book yield, including dollar-denominated investments, end of period	2.82%	2.83%	2.82%	2.83%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly traded corporate bonds.

The new money yield in the table above excludes the reinvestment of sales proceeds that were used to fund the purchase of the senior secured bank loans and high yield corporate bonds. The increase in the Aflac Japan new money yield in the three- and nine-month periods ended September 30, 2015 was primarily due to a large allocation of 2015 new money being allocated to dollar-denominated investments rather than relatively low-yielding Japanese government bonds (JGBs).

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
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net premium income	$1,346	$1,306	$4,016	$3,910
Net investment income	173	162	507	484
Other income	1	0	6	2
Total operating revenues	1,520	1,468	4,529	4,396
Benefits and claims	735	722	2,161	2,116
Operating expenses:
Amortization of deferred policy acquisition costs	114	112	355	350
Insurance commissions	148	149	441	443
Insurance and other expenses	237	216	708	615
Total operating expenses	499	477	1,504	1,408
Total benefits and expenses	1,234	1,199	3,665	3,524
Pretax operating earnings(1)	$286	$269	$864	$872
Percentage change over previous period:
Net premium income	3.0%	1.1%	2.7%	1.1%
Net investment income	7.2	1.6	4.8	2.2
Total operating revenues	3.6	1.0	3.0	1.2
Pretax operating earnings(1)	6.2	.3	(.9)	4.7
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 1.9% to $5.6 billion at September 30, 2015, compared with $5.5 billion at September 30, 2014.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2015	2014	2015	2014
Benefits and claims	48.4%	49.2%	47.7%	48.1%
Operating expenses:
Amortization of deferred policy acquisition costs	7.5	7.7	7.8	8.0
Insurance commissions	9.7	10.2	9.7	10.1
Insurance and other expenses	15.6	14.5	15.7	14.0
Total operating expenses	32.8	32.4	33.2	32.1
Pretax operating earnings(1)	18.8	18.4	19.1	19.8
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio in the three- and nine-month periods ended September 30, 2015, decreased compared with the same periods in 2014 due to mix of business changes; general improvements in claims trends; and increased revenue from improved business practices associated with premium payments that benefited the third quarter. The expense ratio increased during these periods primarily due to increased spending associated with changes in the Aflac U.S. sales structure. In total, the pretax operating profit margin improved in the three-month period but declined in the nine-month period ended September 30, 2015, compared with the same relative periods in 2014. We expect the benefit ratio to be relatively stable and the expense ratio to be lower in the fourth quarter of 2015, compared with 2014.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2015	2014	2015	2014
New annualized premium sales	$330	$328	$990	$979
Increase (decrease) over prior period	.4%	(.6)%	1.1%	(4.5)%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2015	2014	2015	2014
Income-loss protection:
Short-term disability	24.4%	23.1%	24.1%	22.4%
Life	5.5	6.0	5.7	6.2
Asset-loss protection:
Accident	30.4	29.1	29.7	28.2
Critical care(1)	20.4	20.1	20.8	20.5
Supplemental medical:
Hospital indemnity	13.6	15.3	14.0	16.2
Dental/vision	5.7	6.4	5.7	6.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products
New annualized premium sales for accident insurance, our leading product category, increased 5.1%, short-term disability sales increased 6.2%, critical care insurance sales (including cancer insurance) increased 2.2%, and hospital indemnity insurance sales decreased 11.2% in the third quarter of 2015, compared with the same period in 2014.
In the third quarter of 2015, our traditional U.S. sales forces included more than 8,900 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.
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
With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac's voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for our products remains very strong, and we continue to work on enhancing our distribution capabilities to access employers of all sizes, including initiatives that benefit our field force and the broker community. At the same time, we are seeking opportunities to leverage our brand strength and attractive product portfolio in the evolving health care environment. For 2015, our objective is for Aflac U.S. new annualized premium sales to increase at the lower end of a 3% to 7% range for the year.

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
The Dodd-Frank Act created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 as a Systemically Important Financial Institution (SIFI). On December 18, 2014, President Obama signed the Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules and rule proposals to require central clearing and collateral for certain types of derivatives. In 2014, the five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) re-proposed for comment their rules regarding collateral for uncleared swaps, and on October 22, 2015, final rules were issued by the five U.S. banking regulators. Such rules may result in increased collateral requirements for Aflac.
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

Under state insurance guaranty association laws and similar laws in international jurisdictions, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In the United States, some states permit member insurers to recover assessments paid through full or partial premium tax offsets. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation.

Penn Treaty Network Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty) were placed in rehabilitation on January 6, 2009, and remain in rehabilitation as of September 30, 2015. As of September 30, 2015, we are currently unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency. As such, we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of September 30, 2015.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. has invested primarily in investment grade corporate bonds.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2015	2014	2015	2014
New money yield	4.65%	4.36%	4.38%	4.34%
Return on average invested assets, net of investment expenses	5.26	5.49	5.25	5.53
Portfolio book yield, end of period	5.79%	5.92%	5.79%	5.92%

The increase in the Aflac U.S. new money yield for the three-month period ended September 30, 2015 was primarily due to wider credit spreads achieved in portfolio investing activities. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2015, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2014.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	119.96		120.55
Investments and cash	$104,900	$314	$104,586
Deferred policy acquisition costs	8,451	26	8,425
Total assets	117,455	353	117,102
Policy liabilities	87,185	379	86,806
Total liabilities	100,200	404	99,796
(1)The exchange rate at September 30, 2015, was 119.96 yen to one dollar, or .5% stronger than the December 31, 2014, exchange rate of 120.55.
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

The following table details investment securities by segment.

Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014
Securities available for sale, at fair value:
Fixed maturities	$51,752	$52,196	$12,839	(1)	$12,940	(1)
Perpetual securities	2,108	2,609	58		60
Equity securities	126	23	5		5
Total available for sale	53,986	54,828	12,902		13,005
Securities held to maturity, at amortized cost:
Fixed maturities	33,729	34,242	0		0
Total held to maturity	33,729	34,242	0		0
Total investment securities	$87,715	$89,070	$12,902		$13,005
(1)Excludes available-for-sale fixed-maturity securities held by the Parent Company and other business segments of $515 in 2015 and $437 in 2014.
Because we invest in fixed-maturity securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk.
Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted primarily of yen-denominated securities of $61.3 billion, at amortized cost, at September 30, 2015. However, Aflac Japan also owns dollar-denominated securities of $14.5 billion, at amortized cost, whose fair value is hedged against currency risk as well as $7.8 billion of securities, at amortized cost, that are not hedged as of September 30, 2015. Due to this investment allocation, yen-denominated investment income accounted for 49% of Aflac Japan's investment income during the three-month period and 51% during the nine-month periods ended September 30, 2015, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.

We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan, we had foreign exchange forwards as part of a hedging strategy on 30.0 billion yen, 102.5 billion yen and 25.0 billion yen received in February 2015, July 2015 and September 2015, respectively. As of September 30, 2015, we had foreign exchange forwards and options to economically hedge foreign exchange risk on 194.6 billion yen of future profit repatriation from Aflac Japan.

In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 29 before the yield on these instruments would equal that of a comparable JGB instrument.
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

(In millions)	September 30, 2015			December 31, 2014
Yen/dollar exchange rates	104.96	119.96(1)	134.96	105.55	120.55(1)	135.55
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$30,897	$27,033	$24,029	$32,178	$28,174	$25,056
Fixed maturities - consolidated variable interest entities(3)	1,005	879	781	1,273	1,114	992
Perpetual securities	2,086	1,827	1,623	2,458	2,153	1,914
Perpetual securities - consolidated variable interest entities(3)	208	182	162	390	341	304
Equity securities	137	120	107	19	17	15
Securities held to maturity:
Fixed maturities	38,454	33,646	29,906	39,013	34,159	30,379
Fixed maturities - consolidated variable interest entities(3)	95	83	74	95	83	74
Cash and cash equivalents	255	223	198	370	324	288
Derivatives	2,658	877	1,141	596	802	1,266
Other financial instruments	175	153	136	159	139	124
Subtotal	75,970	65,023	58,157	76,551	67,306	60,412
Liabilities:
Notes payable	236	207	183	372	325	290
Derivatives	735	384	1,802	992	2,423	3,881
Subtotal	971	591	1,985	1,364	2,748	4,171
Net yen-denominated financial instruments	74,999	64,432	56,172	75,187	64,558	56,241
Other yen-denominated assets	8,160	7,139	6,346	8,212	7,190	6,394
Other yen-denominated liabilities	94,051	82,291	73,145	92,902	81,342	72,341
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(10,892)	$(10,720)	$(10,627)	$(9,503)	$(9,594)	$(9,706)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in market interest rates, based on our portfolios at September 30, 2015, and December 31, 2014, would be as follows:

(In millions)	September 30, 2015	December 31, 2014
Effect on yen-denominated debt and perpetual securities	$(8,781)	$(9,379)
Effect on dollar-denominated debt and perpetual securities	(3,207)	(3,427)
Effect on total debt and perpetual securities	$(11,988)	$(12,806)
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
For further information on our interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2014.
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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014	Nine Months Ended September 30, 2014
AAA	2.0%	7.6%	8.4%
AA	2.6	74.5	75.6
A	17.3	8.0	6.4
BBB	31.7	8.3	8.7
BB or lower	46.4	1.6	.9
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. Total purchases comprise new money investments as well as the reinvestment of proceeds from investment disposals. The relatively higher purchases of AA rated securities in 2014 were primarily due to the purchase of JGBs. The increase in purchases of A rated and BBB rated securities in the first nine months of 2015 was due primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio. The significant increase in purchases of BB or lower rated securities in 2015 was due to increased investment in senior secured bank loans to U.S. and Canadian corporate borrowers, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. The bank loan investment program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. The objective of the high yield corporate bond investments is to enhance yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.3%	1.3%	1.3%
AA	5.5	5.6	5.7	5.8
A	61.8	63.4	64.1	65.1
BBB	26.5	25.0	25.0	23.9
BB or lower	4.9	4.7	3.9	3.9
Total	100.0%	100.0%	100.0%	100.0%
As of September 30, 2015, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.
Subordination Distribution
The majority of our total investments in debt and perpetual securities was senior debt at September 30, 2015, and December 31, 2014. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.
The following table shows the subordination distribution of our debt and perpetual securities.

Subordination Distribution of Debt and Perpetual Securities

	September 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$90,519	94.4%	$89,308	93.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	2,682	2.8	2,751	2.9
Tier I(1)	105	.1	131	.1
Surplus notes	301	.3	301	.3
Trust preferred - non-banks	85	.1	85	.1
Other subordinated - non-banks	51	.1	51	.1
Total fixed maturities	3,224	3.4	3,319	3.5
Perpetual securities (economic maturity date):
Upper Tier II	1,337	1.4	1,554	1.6
Tier I	568	.6	703	.8
Other subordinated - non-banks	184	.2	183	.2
Total perpetual securities	2,089	2.2	2,440	2.6
Total debt and perpetual securities	$95,832	100.0%	$95,067	100.0%
(1)Includes trust preferred securities

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations
One of our largest investment concentrations as of September 30, 2015, was banks and financial institutions. Approximately 12% and 14% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at September 30, 2015 and December 31, 2014, respectively. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at September 30, 2015, based on amortized cost, was: Europe, excluding the United Kingdom (29%); United States (26%); Australia (8%); Japan (8%); United Kingdom (8%); and other (21%).

Our 15 largest global investment exposures as of September 30, 2015, were as follows:
Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$36,527	38.12%	Senior	A1	A+	A
Republic of South Africa	500.52	Senior	Baa2	BBB-	BBB
Bank of America NA	379.40
Bank of America Corp.	208.23	Senior	Baa1	A-	A
Bank of America Corp.	167.17	Lower Tier II	Baa3	BBB+	A-
Bank of America NA	4.00	Senior	A1	A	A+
Bank of Tokyo-Mitsubishi UFJ Ltd.	375.39
BTMU Curacao Holdings NV	375.39	Lower Tier II	A2	—	A-
Investcorp SA	358.37
Investcorp Capital Limited	358.37	Senior	Ba2	—	BB
JP Morgan Chase & Co.	334.35
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	296.31	Senior	A3	A	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	A-	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A	A
JPMorgan Chase & Co. (FNBC)	10.01	Senior	Aa1	A+	—
Banobras	308.32	Senior	A3	BBB+	BBB+
Sultanate of Oman	292.30	Senior	A1	A-	—
Petroleos Mexicanos (Pemex)	292.30
Pemex Proj FDG Master TR	251.26	Senior	A3	BBB+	BBB+
Pemex Finance Ltd.	41.04	Senior	A3	A	A+
Koninklijke Ahold NV	290.30
Koninklijke Ahold NV	275.28	Senior	Baa2	BBB	BBB
Ahold USA Lease	15.02	Senior	Baa2	BBB	—
Nordea Bank AB	281.29
Nordea Bank AB	214.22	Tier I	Baa3	BBB	—
Nordea Bank Finland	66.07	Upper Tier II	Baa2	—	—
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
German Agency Banks	280.29
Landwirtschaftliche Rentenbank	209.22	Lower Tier II	Aaa	AAA	AAA
KFW	71.07	Senior	Aaa	AAA	AAA
AXA	276.29
AXA-UAP	225.24	Upper Tier II	A3	BBB	BBB
AXA	51.05	CC FNB	A3	BBB	BBB+
Deutsche Teleom AG	272.28
Deutsche Telekom AG	250.26	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	22.02	Senior	Baa1	BBB+	BBB+
CFE	267.28	Senior	Baa1	BBB+	BBB+
Subtotal	$41,031	42.80%
Total debt and perpetual securities	$95,832	100.00%
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
Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	September 30, 2015		December 31, 2014
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$39,183	40.9%	$39,804	41.9%
United States and Canada (1)	31,212	32.6	28,884	30.4
United Kingdom	2,721	2.8	3,121	3.3
Germany	2,522	2.6	2,657	2.8
France	1,756	1.8	1,747	1.8
Peripheral Eurozone	2,773	2.9	2,925	3.1
Portugal	201.2		200.2
Italy	1,517	1.6	1,674	1.8
Ireland	333.3		332.3
Spain	722.8		719.8
Nordic Region	2,124	2.2	2,198	2.2
Sweden	894.9		973	1.0
Norway	515.5		513.5
Denmark	333.4		332.3
Finland	382.4		380.4
Other Europe	2,642	2.8	2,711	2.8
Netherlands	1,503	1.6	1,497	1.6
Switzerland	228.2		225.2
Czech Republic	417.5		415.4
Austria	116.1		184.2
Belgium	183.2		224.2
Poland	167.2		166.2
Luxembourg	28.0		0.0
Asia excluding Japan	3,560	3.7	3,575	3.8
Africa and Middle East	2,131	2.2	2,121	2.2
Latin America	2,606	2.7	2,622	2.8
Australia	2,162	2.3	2,262	2.4
All Others	440.5		440.5
Total debt and perpetual securities	$95,832	100.0%	$95,067	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits, of which 86% has insurance of principal and interest.

European sovereign debt crisis

Since 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain (collectively the "peripheral Eurozone" countries), have experienced a debt crisis. Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments had largely improved market perception of the situation across Europe. In exchange for this support, affected countries generally agreed to implement a series of measures to improve their fiscal situation in exchange for loans and other aid. Most countries continue to implement the prescribed austerity measures and have seen improvement in their economies, which in turn has seen their creditworthiness improve or stabilize.

The resolve to maintain the European Monetary Union (EMU) was tested earlier this year following the election of a new government in Greece, who rejected the requirements imposed in exchange for their previous support packages. After a period of tense negotiations which threatened Greece’s ability to remain in the EMU, agreements were made which provided Greece additional aid in exchange for updated set of requirements. These actions have stabilized the situation currently.

Although recent economic indicators show improvement from the depths of the crisis across most of the Eurozone, overall economic activity remains subdued throughout the region. To support the return to sustainable economic growth, the ECB has launched a quantitative easing (QE) stimulus program.

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

Some of our peripheral Eurozone fixed-maturity investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of September 30, 2015, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

As of September 30, 2015, our investments in peripheral Eurozone countries totaled $2.8 billion, or 2.9% of our total debt and perpetual securities, at amortized cost. We have no direct exposure to Greece. Apart from our direct investments in peripheral Eurozone sovereign debt totaling $264 million, our other exposures as of September 30, 2015 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $493 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.0 billion, core Eurozone1 banks and financial institutions of $1.8 billion, core Eurozone non-banks (excluding sovereigns) of $4.2 billion, core Eurozone sovereigns of $488 million, and non-Eurozone2 holdings throughout the balance of Europe of $5.3 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis are not possible to measure and include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.

Although the situation had largely stabilized across Europe, the crisis in Greece that re-emerged in mid-2015 demonstrates certain risks remain as the area continues working to improve its economic footing.  We continue to monitor the situation closely including the heightened interrelationship between political, monetary, fiscal, and economic forces; the pace of underlying structural reforms; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Eurozone.
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

The following table details investment securities by type of issuance.
Investment Securities by Type of Issuance

	September 30, 2015		December 31, 2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$67,622	$73,840	$65,830	$74,190
Perpetual securities	107	158	107	154
Equity securities	112	122	12	19
Total publicly issued	67,841	74,120	65,949	74,363
Privately issued securities:
Fixed maturities	26,121	28,214	26,797	29,880
Perpetual securities	1,982	2,008	2,333	2,515
Equity securities	7	9	7	9
Total privately issued	28,110	30,231	29,137	32,404
Total investment securities	$95,951	$104,351	$95,086	$106,767

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium, Finland and Luxembourg.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2015	December 31, 2014
Privately issued securities as a percentage of total debt and perpetual securities	29.3%	30.6%
Privately issued securities held by Aflac Japan	$25,342	$26,468
Privately issued securities held by Aflac Japan as a percentage of total debt and perpetual securities	26.4%	27.8%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2015	December 31, 2014
Privately issued reverse-dual currency securities	$5,987	$6,196
Publicly issued collateral structured as reverse-dual currency securities	1,310	1,470
Total reverse-dual currency securities	$7,297	$7,666
Reverse-dual currency securities as a percentage of total debt and perpetual securities	7.6%	8.1%
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

Below-Investment-Grade Securities

	September 30, 2015				December 31, 2014
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value		Amortized Cost		Fair Value		Unrealized Gain(Loss)
Investcorp Capital Limited	$358	$358	$325	$(33)	$357		$357		$332		$(25)
Commerzbank AG (includes Dresdner Bank)	333	214	295	81	332		213		327		114
Republic of Tunisia	309	186	258	72	307		185		219		34
Navient Corp	280	149	149	0	278		278		178		(100)
UPM-Kymmene	258	258	253	(5)	257		257		251		(6)
KLM Royal Dutch Airlines (1)	250	184	201	17	249		183		231		48
Barclays Bank PLC (1)	231	149	223	74	228		148		225		77
Deutsche Bank AG	200	200	179	(21)	378	(1)	332	(1)	354	(1)	22	(1)
DEPFA Bank PLC	167	167	129	(38)	*		*		*		*
Telecom Italia SpA	167	167	210	43	332		332		352		20
Generalitat de Catalunya	150	55	122	67	149		55		129		74
IKB Deutsche Industriebank AG	108	46	76	30	108		46		70		24
Alcoa, Inc.	100	78	90	12	76		77		102		25
Petrobras International Finance Company	92	88	63	(25)	*		*		*		*
Societe Generale (1)	83	61	75	14	83		61		67		6
Teck Resources Ltd.	70	69	43	(26)	*		*		*		*
Transocean Inc.	68	71	44	(27)	*		*		*		*
Eskom Holdings Limited	50	50	47	(3)	*		*		*		*
Kommunalkredit Austria	25	16	20	4	108		84		88		4
Bank of Ireland	*	*	*	*	166		166		125		(41)
Energias de Portugal SA (EDP)	*	*	*	*	118		116		124		8
Other Issuers (below $50 million in par value) (2)	308	291	277	(14)	361		378		394		16
Subtotal (3)	3,607	2,857	3,079	222	3,887		3,268		3,568		300
Senior secured bank loans (4)	1,297	1,231	1,285	54	504		501		579		78
High yield corporate bonds (5)	612	625	587	(38)	0		0		0		0
Grand Total	$5,516	$4,713	$4,951	$238	$4,391		$3,769		$4,147		$378
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Includes 15 issuers in 2015 and 18 in 2014
(3) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(4) Includes 185 issuers in 2015 and 196 in 2014; all issuers below $25 million in par value
(5) Includes 55 issuers in 2015; all issuers below $20 million in par value

We invest in senior secured bank loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loans rated below B/B2, and restricts exposure to any individual credit to less than 3% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $1.3 billion at September 30, 2015, compared with $501 million at December 31, 2014, on an amortized cost basis.

In the first nine months of 2015, as part of our normal portfolio management and asset allocation process, we increased our allocation to higher yielding corporate bonds by approximately $650 million within the Aflac Japan portfolio and $110 million within the Aflac U.S. portfolio. Most of these securities were rated below-investment-grade at the time of purchase, but we also purchased several that are currently rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation is to enhance our yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.0% of total debt and perpetual securities at September 30, 2015, compared with 3.4% at December 31, 2014, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at September 30, 2015 and December 31, 2014 were generally reported as available for sale and carried at fair value.
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology as of September 30, 2015.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Commerzbank AG (includes Dresdner Bank)	$214	Below Investment Grade
Deutsche Bank AG(1)	200	Below Investment Grade
DEPFA Bank PLC	167	Below Investment Grade
Telecom Italia SpA	167	Below Investment Grade
Bank of Ireland	167	Investment Grade
Energias de Portugal SA (EDP)	117	Investment Grade
Goldman Sachs Capital I	105	Investment Grade
Barclays Bank PLC (1)	103	Below Investment Grade
Petrobras International Finance Company	88	Below Investment Grade
Redes Energeticas Nacionais (REN)	88	Investment Grade
(1) Includes perpetual security

Split-rated securities, excluding the senior secured bank loan investments and high yield corporate bonds discussed above, totaled $2.0 billion and represented 2.1% of total debt and perpetual securities, at amortized cost, at September 30, 2015, compared with $2.2 billion and 2.3%, respectively, at December 31, 2014.

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in debt and perpetual securities by investment-grade status as of September 30, 2015.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale securities:
Investment-grade securities	$57,557	$62,450	60.0%	$6,121	$1,228
Below-investment-grade securities	4,546	4,822	4.6	504	228
Held-to-maturity securities:
Investment-grade securities	33,562	36,819	35.3	3,589	332
Below-investment-grade securities	167	129	.1	0	38
Total	$95,832	$104,220	100.0%	$10,214	$1,826

The following table presents an aging of debt and perpetual securities in an unrealized loss position as of September 30, 2015.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,408	$1,228	$9,945	$441	$2,303	$239	$4,160	$548
Below- investment-grade securities	1,921	228	944	54	152	27	825	147
Held-to-maturity securities:
Investment-grade securities	4,983	332	2,790	127	667	50	1,526	155
Below- investment-grade securities	167	38	0	0	0	0	167	38
Total	$23,479	$1,826	$13,679	$622	$3,122	$316	$6,678	$888
The following table presents a distribution of unrealized losses on debt and perpetual securities by magnitude as of September 30, 2015.
Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale securities:
Investment-grade securities	$16,408	$1,228	$15,532	$991	$876	$237	$0	$0
Below- investment-grade securities	1,921	228	1,625	129	289	96	7	3
Held-to-maturity securities:
Investment-grade securities	4,983	332	4,983	332	0	0	0	0
Below- investment-grade securities	167	38	0	0	167	38	0	0
Total	$23,479	$1,826	$22,140	$1,452	$1,332	$371	$7	$3

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2015.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	BBB	$144	$93	$(51)
Bank of America Corp	A	379	334	(45)
DEPFA Bank PLC	BB	167	129	(38)
Noble Holding International Ltd.	BBB	104	69	(35)
Bank of Ireland	BBB	167	133	(34)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	204	170	(34)
Investcorp Capital Limited	BB	358	325	(33)
AXA (1)	BBB	276	244	(32)
CFE	BBB	267	239	(28)
Transocean Inc.	BB	71	44	(27)
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
As of September 30, 2015, we had a $66 million investment in middle market loans through participation rights that are accounted for as loan receivables, recorded at amortized cost on the acquisition date, and carried at adjusted amortized cost. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. See the Loans and Loan Receivables section in Note 3 of the Notes to the Consolidated Financial Statements for further discussion of this investment.
Cash and cash equivalents totaled $3.5 billion, or 3.4% of total investments and cash, as of September 30, 2015, compared with $4.7 billion, or 4.3%, at December 31, 2014. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2015	December 31, 2014	% Change
Aflac Japan	$5,340	$5,211	2.5%	(1)
Aflac U.S.	3,111	3,062	1.6
Total	$8,451	$8,273	2.2%
(1)Aflac Japan’s deferred policy acquisition costs increased 2.0% in yen during the nine months ended September 30, 2015.

See Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014 for a discussion of changes to the accounting policy for DAC which was effective January 1, 2012.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2015	December 31, 2014	% Change
Aflac Japan	$78,143	$74,575	4.8%	(1)
Aflac U.S.	9,699	9,356	3.7
Other	30	2	100.0
Intercompany eliminations(2)	(687)	0	(100.0)
Total	$87,185	$83,933	3.9%
(1) Aflac Japan’s policy liabilities increased 4.3% in yen during the nine months ended September 30, 2015.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 6 of the Notes to the Consolidated Financial Statements.
Notes Payable

Notes payable totaled $5.0 billion at September 30, 2015, compared with $5.3 billion at December 31, 2014.

In August 2015, we paid off $300 million of 3.45% fixed-rate senior notes upon their maturity and paid off a 5.0 billion yen loan at its maturity date (a total of approximately $41 million using the exchange rate at the specific maturity date). In July 2015, we paid off a 10.0 billion yen loan at its maturity date (a total of approximately $81 million using the exchange rate at the specific maturity date).

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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2015 and 2014, respectively.
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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2015	December 31, 2014
Aflac Japan net assets	$13,726	$14,665
Aflac Japan unhedged dollar-denominated net assets	(8,452)	(8,672)
Consolidated yen-denominated net assets (liabilities)	$5,274	$5,993

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net assets position was partially hedged at $2.0 billion as of September 30, 2015, compared with $1.6 billion as of December 31, 2014.

Cash Flow Hedges

We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of September 30, 2015, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.
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
Off-Balance Sheet Arrangements

As of September 30, 2015, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2015	2014
Dividends declared or paid by Aflac	$1,431	$1,473
Management fees paid by Aflac	224	185
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

In September 2015, we amended and restated our 50.0 billion yen senior unsecured revolving credit facility agreement, due to expire in March 2018, pursuant to which the Parent Company and Aflac jointly entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of September 30, 2015, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of September 30, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2015. As of September 30, 2015, we did not have any borrowings outstanding under our $100 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at September 30, 2015. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014, for more information on our securities lending and derivatives activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2015	2014
Operating activities	$4,770	$4,577
Investing activities	(4,083)	(4,144)
Financing activities	(1,826)	(322)
Exchange effect on cash and cash equivalents	1	12
Net change in cash and cash equivalents	$(1,138)	$123
Operating Activities
The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2015	2014
Aflac Japan	$3,769	$4,042
Aflac U.S. and other operations	1,001	535
Total	$4,770	$4,577
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2015	2014
Aflac Japan	$(3,479)	$(4,072)
Aflac U.S. and other operations	(604)	(72)
Total	$(4,083)	$(4,144)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the nine-month periods ended September 30, 2015 and 2014, respectively.

Financing Activities

Consolidated cash used by financing activities was $1.8 billion in the first nine months of 2015, compared with consolidated cash used by financing activities of $322 million for the same period of 2014.

In August 2015, we paid off $300 million of 3.45% fixed-rate senior notes upon their maturity. In August 2015, we paid off a 5.0 billion yen loan at its maturity date (a total of approximately $41 million using the exchange rate at the maturity date). In July 2015, we paid off a 10.0 billion yen loan at its maturity date (a total of approximately $81 million using the exchange rate at the maturity date).

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen. In April 2015, the Parent Company used $1.0 billion of fixed-rate senior notes that were issued in March 2015 to redeem all of our $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes. We consider the make-whole payment a non-recurring transaction and therefore excluded this charge from operating earnings.

Cash returned to shareholders through dividends and treasury stock purchases was $1.6 billion during the nine-month period ended September 30, 2015, compared with $1.2 billion during the nine-month period ended September 30, 2014.

We were in compliance with all of the covenants of our notes payable and lines of credit at September 30, 2015.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2015	2014
Treasury stock purchases	$1,081	$698
Number of shares purchased:
Open market	17,421	11,070
Other	241	132
Total shares purchased	17,662	11,202

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2015	2014
Stock issued from treasury:
Cash financing	$28	$25
Noncash financing	49	49
Total stock issued from treasury	$77	$74
Number of shares issued	1,407	1,367
During the first nine months of 2015, we repurchased 17.4 million shares of our common stock for $1.1 billion as part of our share repurchase program. In August 2015, Aflac's board of directors authorized the purchase of an additional 40 million shares of its common stock. As of September 30, 2015, a remaining balance of 52.1 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase $1.3 billion of our common stock in 2015.

Cash dividends paid to shareholders were $.39 per share in the third quarter of 2015, compared with $.37 per share in the third quarter of 2014. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2015	2014
Dividends paid in cash	$489	$486
Dividends through issuance of treasury shares	19	19
Total dividends to shareholders	$508	$505

In October 2015, the board of directors declared the fourth quarter cash dividend of $.41 per share, an increase of 5.1% compared with the same period in 2014. The dividend is payable on December 1, 2015, to shareholders of record at the close of business on November 18, 2015.
Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued

long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Parent Company from funds generated through debt or equity offerings. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2015, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2015 in excess of $2.4 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in interest rates, we have a senior unsecured revolving credit facility in the amount of 55 billion yen as a capital contingency plan. We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. In the first quarter of 2015, Aflac Japan entered into an additional quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2014 for additional information on our investment strategies and hedging activities.) As of September 30, 2015, Aflac Japan's SMR remains high and reflects a strong capital position.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2015	2014
Aflac Japan management fees paid to Parent Company	$36	$31
Expenses allocated to Aflac Japan (in dollars)	78	57
Aflac Japan profit remittances to Aflac U.S. (in dollars)	1,436	1,288
Aflac Japan profit remittances to Aflac U.S. (in yen)	174.0	131.4
We entered into foreign exchange forwards as part of an economic hedge on foreign exchange risk on 30 billion yen of profit repatriation received in February 2015, resulting in $7 million of additional funds received when the yen was exchanged into dollars. In July 2015, Aflac Japan remitted profits to Aflac U.S. of 119.0 billion yen, or $979 million. We had entered into foreign exchange forwards as part of a hedging strategy on 102.5 billion yen of the July 2015 repatriation, resulting in $60 million of additional funds received when the yen was exchanged into dollars. We entered into foreign exchange forwards as part of an economic hedge on foreign exchange risk on 25.0 billion yen of profit repatriation received in September 2015, which reduced the amount of funds received by $1 million when the yen was exchanged into dollars. In the nine-month period ended September 30, 2015, we have repatriated a total of 174 billion yen, and we believe we are positioned to meet or exceed our full year 2015 repatriation target of approximately 200 billion yen.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2015, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,326,084		$58.64	3,325,300	26,224,824
February 1 - February 28	2,457,596		61.41	2,301,000	23,923,824
March 1 - March 31	4,205,408		62.82	4,201,000	19,722,824
April 1 - April 30	325,000		63.74	325,000	19,397,824
May 1 - May 31	1,990,000		63.07	1,990,000	17,407,824
June 1 - June 30	1,398,960		62.44	1,391,700	16,016,124
July 1 - July 31	110,745		64.15	110,000	15,906,124
August 1 - August 31	2,368,500		61.24	2,368,500	53,537,624
September 1 - September 30	1,410,706		57.52	1,408,300	52,129,324
Total	17,592,999	(2)	$61.22	17,420,800	52,129,324	(1)
(1)The total remaining shares available for purchase at September 30, 2015, consisted of: (1) 12,129,324 shares related to a share repurchase authorization by the board of directors announced in 2013 and (2) 40,000,000 shares related to a share repurchase authorization by the board of directors announced in August 2015.
(2)During the first nine months of 2015, 172,199 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

10.5*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015.
10.6*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.7*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.8*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.9*	-
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

10.12*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.13*	-
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.16 (File No. 001-07434).

10.14*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.17 (File No. 001-07434).

10.15*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.18 (File No. 001-07434).

10.16*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.19 (File No. 001-07434).

10.17*	-
U.S. Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.20 (File No. 001-07434).

10.18*	-
Japan Form of Officer Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.21 (File No. 001-07434).

10.19*	-
Notice of time based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.20*	-
Notice of performance based restricted stock award to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.23 (File No. 001-07434).

10.21*	-
U.S. Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.24 (File No. 001-07434).

10.22*	-
Japan Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.25 (File No. 001-07434).

10.23*	-
U.S. Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.26 (File No. 001-07434).

10.24*	-
Japan Form of Officer Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.27 (File No. 001-07434).

10.25*	-
U.S. Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28 (File No. 001-07434).

10.26*	-
Japan Notice of grant of stock options to officers under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29 (File No. 001-07434).

10.27*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.28*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.29*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015.
10.30*	-	Aflac Incorporated Employment Agreement with Kriss Cloninger III, as amended and restated, dated August 20, 2015.
10.31*	-	Aflac Incorporated Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015.
10.32*	-	Aflac Incorporated Employment Agreement with Eric Kirsch, as amended and restated, dated August 21, 2015.
10.33*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 3, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 3, 2015, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 3, 2015, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 3, 2015	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

November 3, 2015	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer