Form 10-K
period 2015-12-31
AFLAC INC
filed 2016-02-25
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015, was $27.
The number of shares of the registrant’s common stock outstanding at February 16, 2016, with $.10 par value, was 420,001,378.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 2, 2016, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2015

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

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% of the Company's total revenues in 2015, compared with 72% in 2014 and 74% in 2013. The percentage of the Company's total assets attributable to Aflac Japan was 83% at December 31, 2015, compared with 82% at December 31, 2014.
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

Insurance Premiums
The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $17.6 billion in 2015, $19.1 billion in 2014, and $20.1 billion in 2013. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2015	2014	2013
Annualized premiums in force, beginning of year	$18,894	$20,440	$22,689
New sales, including conversions	2,484	2,513	2,963
Change in unprocessed new sales	(41)	13	66
Premiums lapsed and surrendered	(2,104)	(2,146)	(2,154)
Other	(56)	(29)	17
Foreign currency translation adjustment	(4)	(1,897)	(3,141)
Annualized premiums in force, end of year	$19,173	$18,894	$20,440
Insurance - Japan
We translate Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2015	2014	2013	2015	2014	2013
Annualized premiums in force, beginning of year	$13,226	$14,870	$17,238	1,594	1,567	1,492
New sales, including conversions	997	1,080	1,539	121	115	149
Change in unprocessed new sales	(41)	13	66	(5)	1	6
Premiums lapsed and surrendered	(578)	(695)	(717)	(70)	(74)	(70)
Other	(187)	(145)	(115)	(23)	(15)	(10)
Foreign currency translation adjustment	(4)	(1,897)	(3,141)	0	0	0
Annualized premiums in force, end of year	$13,413	$13,226	$14,870	1,617	1,594	1,567
For further information regarding Aflac Japan's financial results and sales, see the Aflac Japan Segment subsection of MD&A in this report.

Insurance - U.S.
The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2015	2014	2013
Annualized premiums in force, beginning of year	$5,668	$5,570	$5,451
New sales, including conversions	1,487	1,433	1,424
Premiums lapsed	(1,526)	(1,451)	(1,437)
Other	131	116	132
Annualized premiums in force, end of year	$5,760	$5,668	$5,570
For further information regarding Aflac's U.S. financial results and sales, see the Aflac U.S. Segment subsection of MD&A in this report.

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
In early 2002, we introduced EVER, a stand-alone, whole-life medical product which offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction, we have expanded our suite of EVER product offerings to appeal to specific types of Japanese consumers and achieve greater market penetration. The most recent upgrade to our EVER product, released in June 2015, included riders to be associated with three critical illnesses (cancer, stroke and heart attack) to better respond to consumer’s needs for coverage of serious illnesses. These riders provide policyholders with a benefit upon the diagnosis for those three critical illnesses, waiver of premium payment thereafter and unlimited hospital days for such critical illnesses. Gentle EVER, our non-standard medical product, is designed to meet the needs of certain consumers who cannot qualify for our base EVER plan. An upgrade to our Gentle EVER product, released in July 2012, included expanded benefits and an attached advanced medical care rider. We continue to believe that the entire medical category will remain an important part of our product portfolio in Japan.

Aflac pioneered the cancer insurance market in Japan in 1974, and we remain the number one provider of cancer insurance today. Over the years, we’ve customized our cancer product to respond to, and anticipate, the needs of our consumers and the advances in medical treatments. The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and benefits for treatment received due to internal cancer such as fixed daily benefits for hospitalization, outpatient services and convalescent care, and surgical and terminal care benefits. In September 2014, Aflac Japan introduced New Cancer DAYS, a new cancer product which provides enhanced coverage, including outpatient treatments and multiple cancer occurrence benefits. At the same time, premiums for this product have been lowered for most ages compared to prior plans. In October 2014, Aflac Japan introduced a unique Aflac-branded cancer product for Japan Post (see the Distribution - Japan and Regulation - Japan sections for background information). As the number one provider of cancer insurance in Japan, we believe these products further strengthen our brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to manage cancer-related costs. We are convinced that the affordable cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

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
Aflac U.S. offers accident coverage on both an individual and group basis. These policies are designed to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. In 2015, we introduced a new individual accident plan with new benefits for home modifications, improved wellness benefits and a new benefit that provides an additional payout for injuries related to participations in an organized sporting activity.

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

Aflac U.S. offers coverage for critical illnesses on both an individual and group basis. These policies are designed to protect against losses resulting from critical illnesses such as heart attack, stroke, or cancer. On an individually underwritten basis we offer cancer plans, critical illness plans, and critical care and recovery plans (formerly called specified health event). On a group basis we offer critical illness plans. In 2015, an updated group critical illness plan was introduced that provides benefits for 30 additional conditions in addition to more consumer options.

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Our hospital indemnity products provide policyholders fixed dollar benefits triggered by hospitalization due to accident or sickness, or just sickness alone. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic events, are also available. We also offer a lump sum rider than can be added to our individual accident, short-term disability and hospital indemnity products. This rider may not be available on all products in all states. This rider provides a lump sum payment for a range of critical illness events including traumatic brain injury, Type 1 diabetes, advanced Alzheimer’s disease and many more. In January 2016, a new group hospital indemnity plan was introduced that includes 11 new benefits, including telemedicine and health screening. This plan provides flexibility, allowing our clients to personalize their plan designs to complement the underlying medical coverage that is offered to employees.

Aflac U.S. also offers additional coverages to those listed above, including dental, vision and life policies. Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. Aflac U.S. offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight as well as coverage for corrective eye materials and exam benefits. Aflac U.S. also offers term and whole-life policies on both an individual and group basis.

For additional information on Aflac's U.S. products and composition of sales, see the Aflac U.S. Segment subsection of MD&A in this report.
Distribution - Japan
The traditional channels through which we have sold our products are independent corporate agencies, individual agencies and affiliated corporate agencies. The independent corporate agencies and individual agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents' activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Independent corporate agencies and individual agencies contributed 47.0% of new annualized premium sales in 2015, compared with 46.1% in 2014 and 43.8% in 2013. Affiliated corporate agencies are originally formed when companies establish subsidiary businesses to sell our insurance products to their employees as part of a benefit package, and then expand to sell our products to other parties such as suppliers and customers. These agencies help us reach employees at large worksites, and some of them are also successful in approaching customers outside their business groups. Affiliated corporate agencies, which include Japan Post, contributed 35.4% of new annualized premium sales in 2015, compared with 30.0% in 2014 and 23.1% in 2013. During 2015, we recruited more than 300 new sales agencies. As of December 31, 2015, Aflac Japan was represented by approximately 13,100 sales agencies, with approximately 114,000 licensed sales associates employed by those agencies. We believe that new agencies will continue to be attracted to Aflac Japan's competitive commissions, attractive products, superior customer service and strong brand image.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell our type of insurance products to their customers. By the end of 2015, we had agreements with 372 banks, approximately 90% of the total number of banks in Japan, to sell our products. We believe we have more banks selling our supplemental health insurance products than any of our competitors. Japanese consumers rely on banks to provide traditional bank services, and also to provide insurance solutions and other services. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage, particularly starting when this channel opened up for our products. Our partnerships throughout the banking sector provide us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers. Banks contributed 14.9% of Aflac Japan new annualized premium sales in 2015, compared with 21.5% in 2014 and 31.3% in 2013.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding a partnership that was established in 2008 (see Regulation-Japan). At the end of June 2014, Japan Post Insurance (Kampo) received Financial Services Agency (FSA) regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October 1, 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and starting July 1, 2015, Japan Post expanded the number of post offices that offer Aflac's cancer products to more than 20,000 postal outlets. We believe this alliance with Japan Post will further benefit our cancer insurance sales.

For additional information on Aflac Japan's distribution, see the Aflac Japan Segment subsection of MD&A in this report.
Distribution - U.S.
As of December 31, 2015, our U.S. sales force was composed of sales associates and brokers who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance.

Sales associates and brokers are independent contractors and are paid commissions based on first-year and renewal premiums from their sales of insurance products. In addition to receiving commissions on personal production, district and regional sales coordinators may also receive override commissions and incentive bonuses.
Beginning in the third quarter and continuing into the fourth quarter of 2014, Aflac U.S. implemented tactical initiatives centered around providing competitive compensation to our sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures were designed to more effectively link sales management's success to Aflac's success. For example, we enhanced compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we eliminated the commission-based position of state sales coordinator. To better manage our state operations, we introduced the new position of market director, effective October 1, 2014. Market directors are salaried with the opportunity to earn sales-related bonuses. We believe these changes have enhanced and will continue to enhance performance management and better align compensation with new business results.

We concentrate on marketing our insurance products at the worksite. This method offers policies to individuals through employment, trade and other associations. Historically, our policies have been individually underwritten with premiums generally paid by the employee. Additionally, Aflac's individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. We collect a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. With our brokerage sales expansion and CAIC, branded as Aflac Group Insurance, we offer group voluntary insurance products desired by many large employers. These products are sold on a group basis and often have some element of guaranteed issue. Worksite marketing enables sales associates and brokers to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

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

Competition - Japan
In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. The second period began in 2001 when all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest life insurer in Japan in terms of cancer and medical policies in force. As of December 31, 2015, we exceeded 23 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 14 million cancer policies in force as of December 31, 2015. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2015. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, expansive marketing system (see Distribution - Japan above) and product expertise.

We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we endeavor to make our products stand out for their value to consumers.

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

Both private and publicly-traded insurers offer major medical insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis to accounts that are both fully and self-insured. The federal and state governments also pay substantial costs of medical treatment through various programs. Major medical insurance generally covers a substantial portion of the medical expenses incurred by an insured. Aflac policies are designed to provide coverage that supplements major medical insurance by paying cash directly to the policyholder to use for expenses their major medical insurance is not designed to cover. Thus, we do not compete directly with major medical insurers except those who sell supplemental insurance products as a secondary business. Any reduction of coverage, increase in employee participation costs, or increased deductibles and copayments by major medical commercial or government insurance carriers could favorably affect our business opportunities. Since the implementation of the Affordable Care Act (ACA), some employers have shifted a larger burden of the cost of care to their employees, primarily through increases in premiums, copays, and/or deductibles. Since Aflac products provide an additional level of financial protection for policyholders, we believe the increased financial exposure some employees may face creates a favorable opportunity for our products. Further, given the profitability erosion some major medical carriers are facing in their core lines of business, we have seen a more competitive landscape as they seek entry into Aflac's supplemental product segments in an effort to offset this impact.

One Day PaySM is a claims initiative that we have introduced at Aflac U.S. to process, approve and pay eligible claims in just one day. We believe that along with our brand and relevant products, this claims practice has helped Aflac stand out from competitors.

Investments and Investment Results
Net investment income was $3.1 billion in 2015 and $3.3 billion in both 2014 and 2013. The decrease in the reported net investment income in U.S. dollar terms for 2015 was primarily due to a weakening of the weighted-average yen/dollar exchange rate when compared to previous periods. In addition, a reduction in investable cash flows and lower investment yields for new purchases in both Japan and the United States have hampered the growth rate of net investment income. In 2015, we continued to address the challenge of investing in this low-interest-rate environment by increasing our allocation to higher yielding asset classes, while still adhering to our strategic asset allocation. For further information on our investments and investment results, see the Insurance Operations and Analysis of Financial Condition sections of MD&A and Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements in this report.

Regulation - Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to variable interest entities (VIEs); different accounting applies to reinsurance; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $4.7 billion at December 31, 2015, compared with $5.6 billion at December 31, 2014.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2015, Aflac Japan's solvency margin ratio (SMR) was 828%, compared with 857% at December 31, 2014. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. See the Capital Resources and Liquidity Section of MD&A for a discussion of measures we have taken to mitigate the sensitivity of Aflac Japan's SMR.

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
In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed the Diet in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) on October 1, 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand a partnership that was established in 2008. See the Distribution-Japan section for further developments in 2015.

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
The insurance laws of Nebraska that govern Aflac's activities provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, the Parent Company) must generally file with the Nebraska Department of Insurance (NEDOI) an application for change of control containing certain information required by statute and published regulations and provide a copy to Aflac. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company's other insurance subsidiaries, Aflac New York and CAIC.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2013, the Nebraska insurance regulator, along with the New York insurance regulator, completed a coordinated risk-focused full scope financial examination for the four-year period and three-year period, respectively, ended December 31, 2011 for Aflac and Aflac New York as part of the normal examination process. These examinations found no material deficiencies. Also, in 2011 the South Carolina insurance regulator completed a risk-focused full scope financial examination for the three-year period ended December 31, 2010 for CAIC as part of the normal examination process and found no material deficiencies. In 2016, the Nebraska and New York insurance regulators will commence a routine examination of the four-year period ended December 31, 2015, and the South Carolina insurance regulator will commence a routine examination of the five-year period ended December 31, 2015.

The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization (Operational Risk and C-1 Investment Risk) and principles-based reserving, and recommends changes and revisions for adoption by state legislators and insurance departments. The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2015, based on year-end statutory accounting results, Aflac's company action level RBC ratio was 933%.

Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by the U.S. Congress and signed into law by the president. For example, the ACA, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes, directed toward major medical health insurance coverage which Aflac does not offer, will continue to be implemented over the next several years. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. We believe that the ACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.

On December 18, 2015, the president signed into law the Consolidated Appropriations Act which included a revision to delay implementation of the Excise Tax on High Cost Plans, better known as the "Cadillac tax.” This tax was originally scheduled to begin in 2017, was previously delayed until 2018, and is now scheduled to begin in 2020. The tax consists of 40% of the cost of employer sponsored health coverage in excess of certain dollar thresholds. In general, only Aflac specified disease and fixed indemnity (i.e. supplemental health) products offered on a pre-tax basis are taken into account under this tax.

 The legislation also makes the tax deductible by the payer. If employers fund coverage on a pre-tax basis, Aflac, as the insurer, would be liable for its pro-rata share of any tax on excess coverage, determined based on the cost of Aflac coverage compared to the total cost of the applicable health coverage in which each employee is enrolled. Making the tax deductible would then reduce the economic impact of any tax that is imposed and payable by Aflac.

Many employers are concerned about the tax and what impact it will have on benefit offerings in the future. There is confusion in the market about how the tax is calculated and who pays the tax, presenting a risk that some employers will mistakenly conclude that all supplemental health products are included in the calculation for the tax regardless of pre-tax funding status or whether an employer’s health coverage exceeds the trigger for the tax. Some employers may decide simply to drop coverage of affected supplemental health products, rather than convert it to an after-tax basis. During this extended implementation period, Aflac will be assessing the impact of this tax; educating employers about the tax; and investigating ways to mitigate the impact of the tax. Having employees pay for the coverage on an after-tax basis would exempt affected supplemental health products from the tax.

In 2010, the president signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 as a Systemically Important Financial Institution (SIFI). On December 18, 2014, the president signed the Insurance Capital Standards Clarification Act into law. This legislation clarifies the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules to require central clearing and collateral for certain types of derivatives. In 2014, the five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) re-proposed for comment their rules regarding collateral for uncleared swaps. Final rules were issued by the five U.S. banking regulators on October 22, 2015 and by the CFTC on December 16, 2015. Such rules may result in increased collateral requirements or affect other aspects of Aflac's derivatives activity.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. Of the nine recommended areas for direct federal involvement in insurance regulation that are applicable to Aflac, the president has signed the National Association of Registered Agents and Brokers Reform Act into law in January 2015, which simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

The process of implementing the Dodd-Frank Act is ongoing and continues to involve additional rulemaking from time to time. At the current time, it is not possible to predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations.

Since September 2013, the NEDOI has chaired Aflac’s Supervisory College which was established consistent with international regulatory standards and supervisory best practices as a forum for cooperation and communication between the Company's primary supervisors. Japan's Financial Services Agency attends Aflac’s Supervisory College. Three Supervisory Colleges have taken place since its establishment and the regulators have agreed to continue this process.

Under state insurance guaranty association laws and similar laws in international jurisdictions, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In the United States, some states permit member insurers to recover assessments paid through full or partial premium tax offsets. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. For additional information regarding state insurance guaranty assessments, see the U.S. Regulatory Environment subsection of MD&A in this report.

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

Other Operations
Our other operations include the Parent Company, results of reinsurance retrocession activities , and a printing subsidiary. For additional information on our other operations, see the Other Operations subsection of MD&A and Note 8 in the Notes to the Consolidated Financial Statements.

Employees
As of December 31, 2015, Aflac Japan had 4,716 employees, Aflac U.S. had 4,895 employees, and our other operations had 304 employees.
Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990	64

Paul S. Amos II	President, Aflac, since 2007; Chief Operating Officer, U.S. Operations, Aflac, from 2006 until 2013	40

Koji Ariyoshi	Executive Vice President, Director of Sales and Marketing, Aflac Japan, since 2012; First Senior Vice President, Director of Marketing and Sales, Aflac Japan, from 2010 until 2011	62

Kriss Cloninger III	President, Aflac Incorporated, since 2001; Chief Financial Officer, Aflac Incorporated and Aflac, from 1992 until 2015; Treasurer, Aflac Incorporated, from 2001 until 2015; Executive Vice President, Aflac, since 1993	68

Frederick J. Crawford	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2015; Executive Vice President, Chief Financial Officer, CNO Financial Group from 2012 until 2015; Executive Vice President, Head of Investment and Corporate Development, Lincoln Financial Group from 2010 until 2012; Executive Vice President, Chief Financial Officer, Lincoln Financial Group from 2005 until 2010	52

J. Todd Daniels	Senior Vice President, Chief Actuary, Aflac, since 2015; Global Chief Risk Officer, Aflac, since 2014; Senior Vice President, Deputy Corporate Actuary, Aflac, from 2012 until 2014; Vice President, Financial Planning and Analysis, Aflac, from 2011 until 2012; Second Vice President, Aflac, Associate Actuary from 2008 until 2011	45

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, since 2011; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Vice President, Financial Services, Aflac, from 2009 until 2010	49

Kenneth S. Janke	Executive Vice President, Corporate Finance and Development, Treasurer, Aflac Incorporated, since 2015; Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, from 2010 until 2015; President, Aflac U.S., from 2013 until 2014; Senior Vice President, Investor Relations, Aflac Incorporated, from 1993 until 2010	57

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; First Senior Vice President, Global Chief Investment Officer, Aflac, from 2011 until 2012; Managing Director, Global Head of Insurance Asset Management, Goldman Sachs Asset Management, from 2007 until 2011	55

Charles D. Lake II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	54

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Corporate Services, Aflac Incorporated, from 2008 until 2014	51

Teresa L. White	President, Aflac U.S., since 2014; Executive Vice President, Chief Operating Officer, Aflac, from 2013 until 2014; Executive Vice President, Chief Service Officer, Aflac, from 2012 until 2013; Executive Vice President, Chief Administrative Officer, Aflac, from 2008 until 2013	49

Robin Y. Wilkey	Senior Vice President, Investor and Rating Agency Relations, Aflac Incorporated, since 2010; Vice President, Investor Relations, Aflac Incorporated, from 2003 until 2010	57

Hiroshi Yamauchi	President, Chief Operating Officer, Aflac Japan, since 2015; Executive Vice President, Aflac Japan, from 2012 until 2014; First Senior Vice President, Aflac Japan, from 2002 until 2011	64
(1)Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

ITEM 1A. RISK FACTORS
We face a wide range of risks, and our continued success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures. Readers should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release webcasts, investor conference presentations or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks and uncertainties develops into actual events, there could be a material impact on the Company.
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

In recent years, global capital markets have been severely impacted by several major events. The financial crisis that began in the latter part of 2008 saw dramatic declines in investment values and weak economic conditions as the global financial system came under extreme pressure. Although U.S. markets began recovering in late 2009 and 2010, Europe continued to struggle under a severely weakened banking system and investor concerns with sovereign debt levels. Following a period of unprecedented intervention by governments and central banks, including the U.S. Federal Reserve and European Central Bank (ECB), financial conditions improved from the dire conditions of the global financial crisis, global recession, and European debt crisis. Recently, global markets have experienced materially higher levels of market volatility due to concerns including changes in the market’s perception of global growth, additional ECB intervention, uncertainty surrounding Japan’s continued recovery amidst assorted policy changes, significant declines in global commodity prices including oil, divergent monetary policies in the United States versus many other developed economies, and heightened concerns surrounding the Chinese economy.

As we hold a significant amount of fixed maturity and perpetual securities issued by borrowers located in many different parts of the world, including a large portion issued by banks and financial institutions, sovereigns, and other corporate borrowers in the U.S. and Europe, our financial results are directly influenced by global financial markets. A retrenchment of the recent improvements in overall capital market health could adversely affect our financial condition, including our capital position and our overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by increases in interest rates or credit spreads, defaults in payment of principal or interest, or credit rating downgrades.

Following the election of Shinzo Abe as Prime Minister of Japan in December 2012, the new administration adopted a new set of financial measures to stimulate the Japanese economy, most recently imposing negative interest rates on excess bank reserves. In a December 2014 snap-election, the ruling Liberal Democratic Party (LDP) won a landslide victory, further strengthening Mr. Abe's ability to implement economic reform and address key policy challenges. The Japanese financial markets have reacted with even lower rates on Japanese Government bonds, large increases in Japanese equity market values, and a weakening of the yen relative to the U.S. dollar, a situation that remains largely intact today.

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

We need liquidity to pay our operating expenses, dividends on our common stock, interest on our debt and liabilities. For a further description of our liquidity needs, including maturing indebtedness, see Item 7 of this Form 10-K - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity. In the event our current resources do not meet our needs, we may need to seek additional financing. Our access to additional funding will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and our credit rating. We have a credit facility agreement as a capital contingency plan with a syndicate of financial institutions that provides for borrowings in the amount of 55 billion yen. This agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis and will expire on the earlier of September 18, 2020, or the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement is effective from December 1, 2015 until December 31, 2016. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2015, we have not executed a reinsurance treaty under this committed reinsurance facility.

Should investors become concerned with any of our investment holdings, including the concentration in JGBs, our access to market sources of funding could be negatively impacted. There is a possibility that lenders or debt investors may also become concerned if we incur large investment losses or if the level of our business activity decreases due to a market downturn or there are further adverse economic trends in the United States or Japan, specifically, or generally in developed markets. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. See more information on recent rating actions later in this Risk Factors section.

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

As the U.S. economy has continued to improve, the Federal Reserve has reduced the amount of monetary stimulus. The actions previously taken by the Federal Reserve, and the amounts involved, are unprecedented. As such, there exist considerable risks associated with the amount of monetary stimulus provided and its withdrawal. These risks could include heightened inflation, increased volatility of interest rates, significantly higher interest rates, and overall increased volatility in the fair value of investment securities. These factors could negatively impact our business by reducing the value of our existing portfolio, negatively impacting our opportunities for new investments as market volatility increases, increasing the risk of depressed bond valuations or defaults in our credit portfolio, increasing the costs to hedge certain dollar holdings into yen, and reducing the demand for our products should the broader economy be negatively impacted by withdrawal of monetary stimulus.

The financial crisis also created new government regulation, including the Dodd-Frank Financial Regulatory Reform Bill for U.S. institutions. This significant legislation, intended to reduce risk of another crisis, contains multiple provisions that could impact our business as rules are finalized and implemented. This legislation could impact the value of our significant holdings in banks and other financial institutions and our ability to conduct financial and capital market transactions, negatively impact pricing and our general ability to conduct financial and capital market transactions, and affect the general competitiveness of the U.S. financial services industry.

As the effects of the financial crisis continue to linger, other central banks around the world have followed the actions of the Federal Reserve and taken unprecedented actions. In the case of the ECB, multiple actions were taken to mitigate the European sovereign and banking crisis, and to stimulate the economies throughout the Eurozone. The Bank of Japan has undertaken monetary policy actions designed to stimulate the Japanese economy. These governmental interventions are still being deployed in the form of extremely low short-term interest rates and asset purchases, and thus may continue to support an environment of historically low or negative interest rates in the near to medium term. There can be no assurance as to the effect that these governmental actions, other governmental actions taken in the future, or the ceasing of these governmental actions will have on the financial markets generally, the economies in which we operate, our competitive position, or our business and financial condition.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and perpetual securities in our investment portfolio may reduce our earnings and capital position.
We are subject to the risk that the issuers and/or guarantors of fixed maturity securities and perpetual securities we own may default on principal or interest. A significant portion of our portfolio represents an unsecured obligation of the issuer, including some that are subordinated to other debt in the issuer’s capital structure. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay our holdings. This can include changes in the global economy, the company's assets, strategy, or management, shifts in the dynamics of the industries in which they compete, their access to additional funding, and the overall health of the credit markets. Factors unique to our securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of our holdings.

Most of our holdings carry a rating by one or more of the Nationally Recognized Statistical Rating Organizations (NRSROs, or “rating agencies”). Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our portfolio. We employ a team of credit analysts to monitor the creditworthiness of the issuers in our portfolio. Any credit-related declines in the fair value of positions held in our portfolio we believe are not temporary in nature will negatively impact our net income and capital position through impairment and other credit related losses, which would also affect our solvency ratios in the United States and Japan. For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by credit-related losses, which may be different from U.S. GAAP and statutory requirements, which could negatively impact Aflac Japan's earnings, and the corresponding repatriation and capital deployment.

We are also subject to the risk that any collateral providing credit enhancement to our positions could deteriorate. These instruments may include senior secured first lien loans, such as bank loans and middle market loans, and loan-backed securities where the underlying loan or collateral notes may default on principal, interest, or other payments, causing an adverse change in cash flows to the positions held in our investment portfolio.

Our portfolio includes holdings of perpetual securities. Most of these are issued by global banks and financial institutions. Following the financial crisis, rating agencies reviewed and, in most cases, modified the rating criteria for financial institutions. This has caused multiple downgrades of many bank and financial issuers, but perpetual securities have been more negatively impacted as their lower position in the capital structure represents relatively more risk than other more senior obligations of the issuer. Further downgrades or default of issuers of securities we own will have a negative impact on our portfolio and could reduce our earnings and capital.

We are exposed to sovereign credit risk through instruments issued directly by governments and government entities as well as banks and other institutions that rely in part on the strength of the underlying government for their credit quality. In addition to the United States and Japan, many governments, especially in Europe, have been subject to rating downgrades due to the need for fiscal and budgetary remediation and structural reforms, reduced economic activity, and investment needed to support banks or other systematically important entities. Additional downgrades or default of our sovereign issuers will have a negative impact on our portfolio and could reduce our earnings and capital.

In addition to our exposure to the underlying fundamental credit strength of the issuers of our fixed maturity and perpetual securities and the underlying risk of default, we are also exposed to the general movement in credit market spreads. A widening of credit spreads could reduce the value of our existing portfolio, create unrealized losses on our investment portfolio, and reduce our adjusted capital position which is used in determining the Solvency Margin Ratio (SMR) in Japan. This could, however, increase the net investment income on new credit investments. Conversely, a tightening of credit spreads could increase the value of our existing portfolio and create unrealized gains on our investment portfolio. This could reduce the net investment income available to us on new credit investments. Increased market volatility also makes it difficult to value certain of our investment holdings (see the Critical Accounting Estimates section in Item 7, Management's Discussion and Analysis, of this Form 10-K).

As a result of the large decline in oil prices, there has been heightened attention to certain investments in the various energy sectors following a large increase in market volatility. Our portfolio includes holdings diversified across multiple sub-sectors of the oil and gas industry, spread among multiple geographies.

As of December 31, 2015, the weighted-average rating of our total fixed maturity energy exposure was BBB, and 93% of our exposure to the oil and gas industry was investment grade. Absent a major change in the outlook for oil prices, we expect the increase in market volatility surrounding these issuers to continue. This could lead to increased negative ratings activity from the public rating agencies for energy credit issuers. We do not currently expect our investments in the energy sector to have a material impact on our results of operations.

For more information regarding credit risk, see the Market Risks of Financial Instruments - Credit Risk subsection of Item 7, Management's Discussion and Analysis, of this Form 10-K.

We are exposed to significant interest rate risk, which may adversely affect our results of operations, financial condition and liquidity.
We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, especially those currently being experienced in Japan and the United States, have reduced the level of investment income earned by the Company. Our overall level of investment income will be negatively impacted if a low-interest-rate environment persists. While we generally seek to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities. Our exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time our products were priced and the related reserving assumptions were established. A sustained decline in interest rates could hinder our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. Due to low interest rates, our ability to earn the returns we expect may also influence our ability to develop and price attractive new products and could impact our overall sales levels. Our first sector products are more interest rate sensitive than third sector products. The recent negative interest rate imposed by the Bank of Japan on excess bank reserves could have a negative impact on the distribution and pricing of these products.
A rise in interest rates could improve our ability to earn higher rates of return on funds that we reinvest. However, an increase in the differential of short-term U.S. and Japan interest rates would increase the cost of hedging our U.S. dollar-denominated assets into yen.
We also have exposure to interest rates related to the value of the substantial investment portfolios that support our policy liabilities. Changes in interest rates have a direct impact on the fair values of fixed securities in our investment portfolio; however, they do not have a direct impact on the related valuation of the corresponding liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk of future increases in interest rates because of an increasing proportion of our investment portfolio includes investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates could increase the net unrealized loss position of our debt and perpetual securities. Some of the insurance products that Aflac sells in the United States and Japan provide cash surrender values. A rise in interest rates could trigger significant policy lapsation which might require the Company to sell investment assets and recognize unrealized losses. This situation is commonly referred to as disintermediation risk. Conversely, a decline in interest rates could decrease the net unrealized loss position of our debt and perpetual securities. While we generally invest our assets to match the duration and cash flow characteristics of our policy liabilities, and therefore would not expect to realize most of these gains or losses, our risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control, reduce the effectiveness of this strategy and either cause us to dispose of some or all of these investments prior to their maturity, or increase the risk that the issuers of these securities may default or may require impairment, which could result in our having to recognize such gains or losses.
Rising interest rates also negatively impact the SMR since unrealized losses on the available-for-sale investment portfolio are included in the calculation. While we closely monitor the SMR and have taken steps to reduce the sensitivity of Aflac Japan's available-for-sale portfolio to increases in interest rates, there is no assurance that these measures will be fully effective, particularly for sharp increases in interest rates. For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's earnings and corresponding repatriation and capital deployment.
We mitigate our exposure to interest rate risk by diversifying our portfolio to risk factors that may be expected to have negative correlation to interest rates, particularly in periods of heightened market volatility. These include equity, credit, and currency risk factors. However, interest rate risk is still an inherent portfolio, business and capital risk for us, and significant changes in interest rates could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, changes in unrealized positions, and liquidity.

For more information regarding interest rate risk, see the Interest Rate Risk subsection within the Market Risks of Financial Instruments section of MD&A in this report.

Our concentration of business in Japan poses risks to our operations.
Our operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 70% of our total revenues for 2015, compared with 72% in 2014 and 74% in 2013. The Japanese operations accounted for 83% of our total assets at December 31, 2015, compared with 82% at December 31, 2014.

Further, because of the concentration of our business in Japan and our need for long-dated yen-denominated assets, we have a substantial concentration of JGBs in our investment portfolio. As such we have material exposure to the Japanese economy, geo-political climate, political regime, and other factors that generally determine a country's creditworthiness. Specifically, the NRSROs have placed increased scrutiny on JGBs, which are a significant component of the Company’s overall investment portfolio, resulting in downgrades as discussed later in this Risk Factors section. The NAIC is also considering changes to investment risk factors. Any negative developments by the NRSROs or NAIC in these areas could result in increased capital requirements for the Company.

We seek to match the investment currency and interest rate risk to our yen liabilities. The low level of interest rates available on yen-denominated securities has a negative effect on our overall net investment income. A large portion of the cash available for reinvestment each year is deployed in yen-denominated instruments and subject to the low level of yen interest rates.

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

Starting in 2012, Aflac Japan augmented its investment strategy to include U.S. dollar-denominated securities which could then be hedged back to yen. Initially this program focused on public investment-grade bonds but has evolved over time to include U.S. dollar-denominated high yield corporate bonds, bank loans and middle market loans. As of December 31, 2015, Aflac Japan held approximately $22.7 billion in U.S. dollar-denominated income producing securities, at amortized cost, and approximately $14.3 billion of notional in foreign currency forwards and options to hedge principal currency risk. We plan to continue adding other instruments denominated in U.S. dollars to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that we anticipate adding have less liquidity than investment-grade corporate bonds. These strategies will continue to increase our exposure to U.S. interest rates, credit spreads and other risks. We have increased foreign exchange risk exposure as the comprehensive hedging program may not always correlate to the underlying U.S. dollar-denominated assets, thereby increasing earnings volatility. These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our third-party service providers and business associates who obtain access to sensitive patient information maintain its confidentiality, our reputation and business operations could be materially adversely affected.

The collection, maintenance, use, protection, disclosure and disposal of individually identifiable data by our businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that we impose privacy and security requirements on our business associates (as such term is defined in the HIPAA regulations). With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities.
Even though we provide for appropriate protections through our contracts and perform information security risk assessments with third-party service providers and business associates, we still have limited control over their actions and practices. In addition, despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. The U.S. Congress and many states are considering new privacy and security requirements that would apply to our business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our collection, disclosure and use of patient identifiable data that are housed in one or more of our administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss, theft or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our vendors, could have a material adverse effect on our business, reputation and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief.
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

We are exposed to foreign currency fluctuations in the yen/dollar exchange rate.

Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. Aflac Japan's premiums and approximately half of its investment income are received in yen. Claims and expenses are paid in yen, and we purchase yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income. As a result, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. Foreign currency translation also impacts the computation of our risk-based capital ratio because Aflac Japan is consolidated in our U.S. statutory filings due to its status as a branch. Our required capital, as determined by the application of risk factors to our assets and liabilities, is proportionately more sensitive to changes in the exchange rate than our total adjusted capital. As a result, when the yen strengthens relative to the dollar, our RBC and SMR is suppressed. We engage in certain foreign currency hedging activities for the purpose of hedging the yen exposure to our net investment in our branch operations in Japan. These hedging activities are limited in scope and we cannot provide assurance that these activities will be effective.

Aflac Japan is exposed to further foreign exchange risk through its investment in unhedged U.S. dollar-denominated securities. When the yen strengthens, the unhedged U.S. dollar-denominated investments will experience unrealized foreign exchange losses, negatively impacting SMR. For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by changes in the yen/dollar exchange rate and could negatively impact Aflac Japan's earnings and the corresponding repatriation and capital deployment.

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

We engage in monthly stress testing related to derivatives used to hedge profit repatriation. This stress testing assures that we have sufficient eligible collateral to post in the event foreign exchange rates move against our current positions. The liquidity test is performed before any new derivative positions are entered into as well as on a forward-looking basis. The test simulates a three standard deviation movement in the foreign exchange rates over a three-month period. Given that we have a large exposure to JGBs, a similar test is not performed for the derivative positions on our U.S. dollar hedge program in the Aflac Japan investment portfolio.

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
The ability of Aflac to pay dividends or make other payments to the Parent Company could also be constrained by our dependence on financial strength ratings from independent rating agencies. Our ratings from these agencies depend to a large extent on Aflac's capitalization level. Any inability of Aflac to pay dividends or make other payments to the Parent Company could have a material adverse effect on our financial condition and results of operations. There is no assurance that the earnings from, or other available assets of, our operating subsidiaries will be sufficient to make distributions to enable us to operate.
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
Negative events or developments affecting any particular single issuer, industry, group of related industries or geographic sector may have an adverse impact on a particular holding or set of holdings. We seek to minimize this risk by maintaining an appropriate level of diversification. To the extent we have concentrated positions, it could have an adverse effect on our results of operations and financial position. Our global investment guidelines establish concentration limits for our investment portfolios.

At December 31, 2015, we held approximately $36.9 billion, or 38.4% of our total debt and perpetual securities, in JGBs. After downgrades by two rating agencies in 2015, JGBs were rated A1/A+/A at December 31, 2015 by Moody's, S&P and Fitch, respectively. At December 31, 2015, 11% of our total portfolio of debt and perpetual securities was in the bank and financial institution sector. For further details on the concentrations within our investment portfolios see the Analysis of Financial Condition section of MD&A in this report.

A decline in the creditworthiness of other financial institutions could adversely affect us.

We have exposure to and routinely execute transactions with counterparties in the financial services industry, including broker dealers, derivative counterparties, commercial banks and other institutions.

We use derivative instruments to mitigate various risks associated with our investment portfolio, notes payable, and profit repatriation. We enter into a variety of agreements involving assorted instruments including foreign currency forward contracts, foreign currency options, foreign currency and interest rate swaps, and options on interest rate swaps (or interest rate swaptions). To provide additional alternatives to increase our overall portfolio yield while managing our overall currency risk, starting in 2012, we have invested a significant portion of the investable cash flow generated by Aflac Japan into U.S. dollar-denominated investment grade public bonds and hedged these bonds to yen through the use of currency forward and option contracts. The derivative forward and option contracts are of a shorter maturity than the hedged bonds which creates roll-over risks within the hedging program. Due to changes in market environments, there is a risk the hedges become ineffective and lose the corresponding hedge accounting treatment. At December 31, 2015, we held foreign currency forwards and options of approximately $14.3 billion notional associated with Aflac Japan's U.S. dollar-

denominated investments referenced above, foreign currency swaps of $3.7 billion notional associated with our notes payable, and foreign currency forwards and options of approximately $1.0 billion notional used to economically hedge profit repatriation. The Company's increased use of derivatives has increased our financial exposure to derivative counterparties. To mitigate counterparty exposure, we have established internal limits based on counterparties' credit ratings. Our internal limits include deposit and derivative exposure that we monitor on a daily basis. If our counterparties fail or refuse to honor their obligations under derivative instruments, our hedges of the risks will be ineffective.

We engage in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements we enter into also include Credit Support Annexes (CSA), which generally provide for two-way collateral postings, in certain cases at the first dollar of exposure and in other cases once various rating and exposure threshold levels are triggered. We attempt to mitigate the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of a transaction or that collateral be posted upon the occurrence of certain events or circumstances. In addition, a significant portion of the derivative transactions have provisions that require collateral to be posted upon a downgrade of our long-term debt ratings or give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength ratings. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of any such downgrade. If the Company is required to post collateral to support derivative contracts and/or pay cash to settle the contracts at maturity, the Company's liquidity could be strained. We have implemented a liquidity test to determine that sufficient collateral is available when the Company is required to post collateral and/or pay cash.

Further, we have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2015, we had agreements with 372 banks to market Aflac's products in Japan. Sales through these banks represented 14.9% of Aflac Japan's new annualized premium sales in 2015. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.
The Company has entered into significant reinsurance transactions with large, highly rated counterparties. Negative events or developments affecting any one of these counterparties could have an adverse effect on our financial position or results of operations.
All of these risks related to exposure to other financial institutions could adversely impact our consolidated results of operations and financial condition.

Sales of our products and services are dependent on our ability to attract, retain and support a network of qualified sales associates.
Our sales could be adversely affected if our sales networks deteriorate or if we do not adequately provide support, training and education for our existing network. Competition exists for sales associates with demonstrated ability. We compete with other insurers and financial institutions primarily on the basis of our products, compensation, support services and financial rating. An inability to attract and retain qualified sales associates could have a material adverse effect on sales and our results of operations and financial condition. Our sales associates are independent contractors and may sell products of our competitors. If our competitors offer products that are more attractive than ours, or pay higher commissions than we do, these sales associates may concentrate their efforts on selling our competitors' products instead of ours. In addition to our commissioned sales force, Aflac has expanded its sales leadership team to include a salaried sales force of over 175 market directors and broker sales professionals. Our ability to attract and retain top talent in these salaried roles has a material impact on our sales success.
The valuation of our investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
The vast majority of our financial instruments are subject to the fair value classification provisions under U.S. GAAP, which specifies a hierarchy of valuation techniques based on observable or unobservable inputs to valuations, and relates to our investment securities classified as available for sale in our investment portfolio, which comprised $67.8 billion (64%) of our total cash and invested assets, and our entire derivatives portfolio, comprising $676 million of derivative assets and $371 million of derivative liabilities, as of December 31, 2015. In accordance with U.S. GAAP, we have categorized these securities and derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1). It gives the next priority to quoted prices in markets that are not active or inputs that are observable either directly or indirectly, including quoted prices for similar assets or liabilities and other inputs that can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). The lowest priority represents unobservable inputs supported by little or no market activity and that reflect the reporting entity's understanding about the assumptions that market participants would use in pricing the asset or liability (Level 3). An asset or liability's classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.
At December 31, 2015, approximately 28% and 72% of our total available-for-sale securities represented Level 1 and Level 2 securities, respectively, and approximately 62% and 38% of our total derivatives exposure were classified as Level 2 and Level 3, respectively. Financial instruments may be transferred to Level 3 from Levels 1 and 2 during periods of market disruption or illiquidity.
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
An investment in a fixed maturity, perpetual or equity security is impaired if the fair value falls below book value. We regularly review our entire investment portfolio for declines in value. The majority of our investments are evaluated for other-than-temporary impairment using our debt impairment model, while our investments in equities and below-investment-grade perpetual securities are evaluated using our equity impairment model.
Our debt impairment model includes emphasis on the ultimate collection of the cash flows from our investments. The determination of the amount of impairments under this model is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.
For our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at fair value in the statement of financial condition and record any unrealized gain or loss in the value of the asset in accumulated other comprehensive income. For our held-to-maturity portfolio, we report the investments at amortized cost. The determination of whether an impairment in value is other than temporary is based largely on our evaluation of the issuer's creditworthiness. We must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include our assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. We also verify our intent to hold the securities until they recover in value. If we determine it is unlikely we will recover our book value of the instrument prior to our disposal of the security, we will reduce the carrying value of the security to its fair value and recognize any associated impairment loss in our consolidated statement of earnings or other comprehensive income, depending on the nature of the loss.

Our investments in perpetual securities that are rated below investment grade and equity securities are evaluated for other-than-temporary impairment under our equity impairment model. This impairment model focuses on the severity of a security's decline in fair value coupled with the length of time the fair value of the security has been below cost or amortized cost and the financial condition and near-term prospects of the issuer. For equity securities, we also verify our intent to hold the securities until they recover in value.
For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates or credit-related losses, negatively impacting Aflac Japan's earnings and corresponding repatriation and capital deployment.
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
As of December 31, 2015, we held $1.8 billion of perpetual securities, at amortized cost, which represented 1.9% of our total portfolio of debt and perpetual securities. Perpetual securities have characteristics of both debt and equity instruments. These securities do not have a stated maturity date, but generally have a stated fixed rate coupon that was fixed at the time of issuance but then changes to a floating rate coupon at some predetermined date. Most perpetual securities have call features including the ability of the issuer to retire the debt at par upon the change to a floating rate security. Generally, the mechanics of the floating rate change were intended at the time of issuance to incent the borrower to call the instrument, having the effect of creating an expected economic maturity date. We believe many of the issuers of our perpetual securities will call the instruments upon a change in payment structure but there are no assurances the issuers will do so. While we have recently experienced calls for certain perpetual securities upon their economic maturity dates, there can be no assurance the remaining issuers will have the ability to repay the outstanding principal amount.
Perpetual securities may contain provisions allowing the borrower to defer paying interest for a time. In some cases, we have contractual provisions that stipulate any deferred interest payment accumulates for our benefit and must be paid in the future. There is no assurance such issuers will not choose to defer making payments or will be able to honor a cumulative deferral feature.

There is also a risk that the accounting for these perpetual securities could change in a manner that would have an adverse impact on the reporting for these securities. At the date of filing this Form 10-K, the SEC does not object to the use of a debt impairment model for impairment recognition of these securities as long as there is no significant deterioration in the credit condition of the perpetual securities. The debt impairment model allows the holder to consider whether or not interest and principal payments will be received in accordance with contractual terms and whether the holder has the intent to sell or if it is more likely than not would be required to sell the security prior to recovery of its amortized cost. The equity impairment model applied to below-investment-grade perpetual securities, by contrast, emphasizes the length of time a security's fair value has been below its cost basis and the percentage decline to determine whether an impairment should be recorded, without consideration to the holder's intent and ability to hold the security until recovery in value. The Financial Accounting Standards Board (FASB) recently issued new accounting guidance on financial instruments classification and measurement and is also working on the financial instruments project which addresses impairment and hedging. The impact of the FASB project is uncertain but could result in changes to the current accounting model for perpetual securities. For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in this report.

Any decrease in our financial strength or debt ratings may have an adverse effect on our competitive position and access to liquidity and capital.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on the business of insurance companies. On an ongoing basis NRSROs review the financial performance and condition of insurers and may downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management; or other considerations that may or may not be under the insurer's control. In addition to financial strength ratings, various NRSROs also publish ratings on our debt. These ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner and are important factors in our ability to access liquidity and capital from the debt markets or other available sources, such as reinsurance. Downgrades in our credit ratings could give our derivative counterparties the right to require early termination of derivatives transactions or delivery of additional collateral, thereby adversely affecting our liquidity.

In view of the difficulties experienced after the financial crisis by many financial institutions, including in the insurance industry, the NRSROs have heightened the level of scrutiny that they apply to such institutions, increased the frequency and scope of their reviews, requested additional information from the companies that they rate, including additional information regarding the valuation of investment securities held, and, in certain cases, have increased the capital and other requirements employed in their models for maintenance of certain rating levels.

On September 16, 2015, S&P downgraded their rating of Japan’s sovereign credit risk. They also downgraded several other foreign insurers, including Aflac. S&P has stated in the past that a downgrade of Japan's sovereign rating would lead to a downgrade of our financial strength rating. S&P rarely rates insurance companies above the sovereign long-term rating of the country of domicile because during times of stress, the sovereign’s regulatory and supervisory powers may restrict an insurer’s or financial system’s flexibility. Although we are a U.S.-based insurer, our significant operations in Japan and corresponding regulation by the Japanese FSA, combined with our significant exposure to JGBs as outlined above, resulted in S&P downgrading Aflac’s financial strength rating to A+ with a stable outlook.

A downgrade in our ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness and the marketability of our products which could negatively impact our liquidity, operating results and financial condition. Additionally, sales through the bank channel in Japan could be adversely affected as a result of their reliance and sensitivity to ratings levels.
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

We have developed an enterprise-wide risk management and governance framework to mitigate risk and loss to the Company. We maintain policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which the Company is exposed.
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
Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Given that there is risk involved with using any models, we are in the process of developing a model risk framework. Our risk committee has approved a model risk policy, which describes the necessary governance related to our models.
Past or future misconduct by our employees or employees of our third parties (suppliers which are cost-based relationships and alliance partners which are revenue-generating relationships) could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Despite our published Supplier Code of Conduct, due diligence of our alliance partners, and rigorous contracting procedures (including financial, legal, IT security, and risk reviews), there can be no assurance that controls and procedures that we employ, which are designed to assess third party viability and prevent us from taking excessive or inappropriate risks, will be effective. We review our supplier cost structures and alliance compensation policies and practices as part of our overall risk management program, but it is possible that these cost structures and forms of compensation could inadvertently incentivize excessive or inappropriate risk taking. If our third parties take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.
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

The primary purpose of insurance company regulatory supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the United States and by the FSA and the MOF in Japan. These systems of supervision and regulation cover, among other things:

•	standards of establishing and setting premium rates and the approval thereof

•	standards of minimum capital and reserve requirements and solvency margins, including risk-based capital measures

•	restrictions on, limitations on and required approval of certain transactions between our insurance subsidiaries and their affiliates, including management fee arrangements

•	restrictions on the nature, quality and concentration of investments

•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations

•	limitations on the amount of dividends that insurance subsidiaries can pay or foreign profits that can be repatriated

•	the existence and licensing status of a company under circumstances where it is not writing new or renewal business

•	certain required methods of accounting

•	reserves for unearned premiums, losses and other purposes

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

Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Various forms of federal oversight and regulation of insurance have been passed by the U.S. Congress and signed into law by the president. For example, the ACA, federal health care reform legislation, gives the U.S. federal government direct regulatory authority over the business of health insurance. The reform includes major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation includes an individual medical insurance coverage mandate, provides for penalties on certain employers for failing to provide adequate coverage, creates health insurance exchanges, and addresses coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes, directed toward major medical health insurance coverage which Aflac does not offer, will continue to be implemented over the next several years. While enacted in 2010, the major elements of the bill became effective on January 1, 2014. We believe that the ACA, as enacted, does not materially affect the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.

On December 18, 2015, the president signed into law the Consolidated Appropriations Act which included a revision to delay implementation of the Excise Tax on High Cost Plans, better known as the "Cadillac tax.” This tax was originally scheduled to begin in 2017, was previously delayed until 2018, and is now scheduled to begin in 2020. The tax consists of 40% of the cost of employer sponsored health coverage in excess of certain dollar thresholds. In general, only Aflac specified disease and fixed indemnity (i.e. supplemental health) products offered on a pre-tax basis are taken into account under this tax.

 The legislation also makes the tax deductible by the payer. If employers fund coverage on a pre-tax basis, Aflac, as the insurer, would be liable for its pro-rata share of any tax on excess coverage, determined based on the cost of Aflac coverage compared to the total cost of the applicable health coverage in which each employee is enrolled. Making the tax deductible would then reduce the economic impact of any tax that is imposed and payable by Aflac.

Many employers are concerned about the tax and what impact it will have on benefit offerings in the future. There is confusion in the market about how the tax is calculated and who pays the tax, presenting a risk that some employers will mistakenly conclude that all supplemental health products are included in the calculation for the tax regardless of pre-tax funding status or whether an employer’s health coverage exceeds the trigger for the tax. Some employers may decide simply to drop coverage of affected supplemental health products, rather than convert it to an after-tax basis. During this extended implementation period, Aflac will be assessing the impact of this tax; educating employers about the tax; and investigating ways to mitigate the impact of the tax. Having employees pay for the coverage on an after-tax basis would exempt affected supplemental health products from the tax.
In 2010, the president signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, commonly known as the Dodd-Frank Act, which, among other things, created a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 for supervision by the Board. On December 18, 2014, the president signed the Insurance Capital Standards Clarification Act into law. This legislation clarifies the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.

Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules to require central clearing and collateral for certain types of derivatives. In 2014, the five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) re-proposed for comment their rules regarding collateral for uncleared swaps. Final rules were issued by the five U.S. banking regulators on October 22, 2015 and by the CFTC on December 16, 2015. Such rules may result in increased collateral requirements or affect other aspects of Aflac's derivatives activity.

The Dodd-Frank Act also established an FIO under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. Of the nine recommended areas for direct federal involvement in insurance regulation that are applicable to Aflac, the president has signed the National Association of Registered Agents and Brokers Reform Act into law in January 2015, which simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering, security breaches or other cyber-attacks, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information. Although the minor data leakage issues we have experienced to date have not had a material effect on our business, interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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
Our financial statements are subject to the application of generally accepted accounting principles in both the United States and Japan, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operations and financial condition. During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in this report.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In the United States, Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as our worldwide headquarters and house administrative support and information technology functions for our U.S. operations. Aflac leases office space in Columbia, South Carolina, which houses our CAIC subsidiary. Aflac leases office space in New York that houses our Global Investment division. Aflac leases administrative office space in Georgia, South Carolina, New York, Nebraska, and in 39 additional states throughout the United States, as well as Washington, D.C. and Puerto Rico.
In Tokyo, Japan, Aflac has three primary campuses. The first campus includes a building, owned by Aflac, for the customer call center, the claims department, information technology departments, and training facility. It also includes a leased property, which houses our policy administration and customer service departments. The second campus comprises leased space, which serves as our Japan branch headquarters and houses administrative and investment support functions for the Japan branch. The third campus comprises leased space for the information technology departments. Aflac also leases additional office space in Tokyo, along with regional offices located throughout the country.
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
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:
Quarterly Common Stock Prices

2015	High	Low
4th Quarter	$66.53	$56.78
3rd Quarter	64.99	51.41
2nd Quarter	65.10	61.32
1st Quarter	64.62	56.41

2014	High	Low
4th Quarter	$62.46	$54.99
3rd Quarter	64.20	57.70
2nd Quarter	64.47	60.60
1st Quarter	66.69	60.45

Holders

As of February 16, 2016, there were 87,482 holders of record of the Company's common stock.
Dividends

	2015	2014
4th Quarter	$.41	$.39
3rd Quarter	.39	.37
2nd Quarter	.39	.37
1st Quarter	.39	.37

In February 2016, the board of directors declared the first quarter 2016 cash dividend of $.41 per share. The dividend is payable on March 1, 2016 to shareholders of record at the close of business on February 16, 2016. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of MD&A and Note 13 of the Notes to the Consolidated Financial Statements presented in this report.

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

Performance Graphic Index
December 31,

	2010	2011	2012	2013	2014	2015
Aflac Incorporated	100.00	78.69	99.43	128.18	120.13	120.75
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Life & Health Insurance	100.00	79.29	90.86	148.53	151.43	141.87
Copyright© 2016 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities
During the year ended December 31, 2015, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,326,084		$58.64	3,325,300	26,224,824
February 1 - February 28	2,457,596		61.41	2,301,000	23,923,824
March 1 - March 31	4,205,408		62.82	4,201,000	19,722,824
April 1 - April 30	325,000		63.74	325,000	19,397,824
May 1 - May 31	1,990,000		63.07	1,990,000	17,407,824
June 1 - June 30	1,398,960		62.44	1,391,700	16,016,124
July 1 - July 31	110,745		64.15	110,000	15,906,124
August 1 - August 31	2,368,500		61.24	2,368,500	53,537,624
September 1 - September 30	1,410,706		57.52	1,408,300	52,129,324
October 1 - October 31	1,275,200		61.20	1,275,200	50,854,124
November 1 - November 30	1,210,100		64.49	1,210,100	49,644,024
December 1 - December 31	1,277,395		61.32	1,272,466	48,371,558
Total	21,355,694	(2)	$61.41	21,178,566	48,371,558	(1)
(1)The total remaining shares available for purchase at December 31, 2015, consisted of: (1) 8,371,558 shares related to a share repurchase authorization by the board of directors announced in 2013 and (2) 40,000,000 shares related to a share repurchase authorization by the board of directors announced in August 2015.
(2)During the year ended December 31, 2015, 177,128 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.     SELECTED FINANCIAL DATA
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2015	2014	2013	2012	2011
Revenues:
Net premiums, principally supplemental health insurance	$17,570	$19,072	$20,135	$22,148	$20,362
Net investment income	3,135	3,319	3,293	3,473	3,280
Realized investment gains (losses)	140	215	399	(349)	(1,552)
Other income	27	122	112	92	81
Total revenues	20,872	22,728	23,939	25,364	22,171
Benefits and expenses:
Benefits and claims, net	11,746	12,937	13,813	15,330	13,749
Expenses	5,264	5,300	5,310	5,732	5,472
Total benefits and expenses	17,010	18,237	19,123	21,062	19,221
Pretax earnings	3,862	4,491	4,816	4,302	2,950
Income taxes	1,329	1,540	1,658	1,436	1,013
Net earnings	$2,533	$2,951	$3,158	$2,866	$1,937
Share and Per-Share Amounts
Net earnings (basic)	$5.88	$6.54	$6.80	$6.14	$4.16
Net earnings (diluted)	5.85	6.50	6.76	6.11	4.12
Cash dividends paid	1.58	1.50	1.42	1.34	1.23
Cash dividends declared	1.58	1.50	1.42	1.34	1.23
Weighted-average common shares used for basic EPS (In thousands)	430,654	451,204	464,502	466,868	466,519
Weighted-average common shares used for diluted EPS (In thousands)	433,172	454,000	467,408	469,287	469,370
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	120.61	120.55	105.39	86.58	77.74
Weighted-average yen/dollar exchange rate (yen)	120.99	105.46	97.54	79.81	79.75
Amounts prior to 2012 have been adjusted for the adoption of accounting guidance on January 1, 2012 related to deferred policy acquisition costs.

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2015	2014	2013	2012	2011
Assets:
Investments and cash	$105,897	$107,341	$108,459	$118,219	$103,462
Other	12,399	12,426	12,848	12,875	12,775
Total assets	$118,296	$119,767	$121,307	$131,094	$116,237
Liabilities and shareholders’ equity:
Policy liabilities	$87,631	$83,933	$89,402	$97,720	$94,239
Income taxes	4,340	5,293	3,718	3,858	2,308
Notes payable	5,011	5,282	4,897	4,352	3,285
Other liabilities	3,606	6,912	8,670	9,186	3,459
Shareholders’ equity	17,708	18,347	14,620	15,978	12,946
Total liabilities and shareholders’ equity	$118,296	$119,767	$121,307	$131,094	$116,237
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

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	governmental actions for the purpose of stabilizing the financial markets

•	defaults and credit downgrades of securities in our investment portfolio

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	limited availability of acceptable yen-denominated investments

•	failure to comply with restrictions on patient privacy and information security

•	foreign currency fluctuations in the yen/dollar exchange rate

•	deviations in actual experience from pricing and reserving assumptions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	ability to continue to develop and implement improvements in information technology systems

•	concentration of our investments in any particular single-issuer or sector

•	decline in creditworthiness of other financial institutions

•	ability to attract and retain qualified sales associates and employees

•	differing judgments applied to investment valuations

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	credit and other risks associated with Aflac's investment in perpetual securities

•	decreases in our financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	extensive regulation and changes in law or regulation by governmental authorities

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, acts of terrorism and damage incidental to such events

•	changes in U.S. and/or Japanese accounting standards

•	ability to effectively manage key executive succession

•	level and outcome of litigation

•	increased expenses and reduced profitability resulting from changes in assumptions for pension and other postretirement benefit plans

•	ongoing changes in our industry

•	loss of consumer trust resulting from events external to our operations

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2015. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at December 31, 2015 was 120.61, or .05% weaker than the December 31, 2014 spot yen/dollar exchange rate of 120.55. The weighted-average yen/dollar exchange rate for the year ended December 31, 2015 was 120.99, or 12.8% weaker than the weighted-average yen/dollar exchange rate of 105.46 for the same period in 2014.

Reflecting the weaker yen/dollar exchange rate, total revenues decreased 8.2% to $20.9 billion in 2015, compared with $22.7 billion in 2014. Net earnings in 2015 were $2.5 billion, or $5.85 per diluted share, compared with $3.0 billion, or $6.50 per diluted share, in 2014.

Results for 2015 included pretax net realized investment gains of $140 million ($91 million after-tax), compared with net realized investment gains of $215 million ($140 million after-tax) in 2014. Net investment gains in 2015 consisted of $303 million of net gains ($197 million after-tax) from the sale or redemption of securities; $153 million ($100 million after-tax) of other-than-temporary impairment losses; and $10 million of net losses ($7 million after-tax) from valuing derivatives.

Shareholders' equity included a net unrealized gain on investment securities and derivatives of $3.0 billion at December 31, 2015, compared with a net unrealized gain of $4.7 billion at December 31, 2014.

In August 2015, we paid off $300 million of 3.45% fixed-rate senior notes upon their maturity. In August 2015, we paid off a 5.0 billion yen loan at its maturity date (a total of approximately $41 million using the exchange rate at the maturity date). In July 2015, we paid off a 10.0 billion yen loan at its maturity date (a total of approximately $81 million using the exchange rate at the maturity date). In March 2015, the Parent Company issued $1.0 billion of senior notes through a U.S. public debt offering. We entered into cross-currency interest rate swaps to economically convert the U.S. dollar denominated principal and interest on the senior notes we issued into yen-denominated obligations. In April 2015, the Parent Company used the proceeds from the March 2015 issuance of our fixed-rate senior notes to redeem all of its $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

In October 2015, the Parent Company and Aflac jointly entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. In September 2015, the Parent Company and Aflac amended a 50 billion yen revolving credit facility, resulting in jointly entering into an unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings in the amount of 55 billion yen. In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. For further information regarding these transactions, see Note 9 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

We repurchased 21.2 million shares of our common stock in the open market for $1.3 billion under our share repurchase program in 2015, compared with 19.7 million shares repurchased in 2014.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of our assets and 77% of our liabilities are reported as of December 31, 2015, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac's investments, primarily consisting of debt, perpetual and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, we determine the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities within our investment portfolio, a third party pricing vendor has developed valuation models to determine fair values. For the remaining privately issued securities, we use non-binding price quotes from outside brokers. We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of distressed investments, the determination of fair value if not publicly traded and the assessment of whether a decline is other than temporary involve significant management judgment.

We must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include our assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. This process requires consideration of risks which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk. Management updates its evaluations regularly and reflects impairment losses in the Company's net earnings or other comprehensive income, depending on the nature of the loss, as such evaluations are revised.

Our derivative activities include foreign currency, interest rate and credit default swaps in VIEs that are consolidated; foreign currency swaps associated with certain senior notes and our subordinated debentures; foreign currency forwards and options used in hedging foreign exchange risk and options on interest rate swaps (or interest rate swaptions) used in hedging interest rate risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. With the exception of the derivatives associated with our VIE investments, the fair values of the derivatives referenced above are based on the amounts we would expect to receive or pay to terminate the derivatives. For derivatives associated with VIEs where we are the primary beneficiary, we receive valuations from a third party pricing vendor.

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

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.
Policy Liabilities

(In millions)	2015		2014
Japan segment:
Future policy benefits	$62,244		$57,916
Unpaid policy claims	2,193		2,120
Other policy liabilities	14,023		14,539
Total Japan policy liabilities	$78,460		$74,575
U.S. segment:
Future policy benefits	$8,087		$7,728
Unpaid policy claims	1,609		1,511
Other policy liabilities	119		117
Total U.S. policy liabilities	$9,815		$9,356
Consolidated:
Future policy benefits	$69,687		$65,646
Unpaid policy claims	3,802		3,630
Other policy liabilities	14,142		14,657
Total consolidated policy liabilities	$87,631	(1)	$83,933
(1) The sum of the Japan and U.S. segments exceeds the total due to reinsurance and retrocession activity.

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 80% and 4% of total policy liabilities as of December 31, 2015, respectively.

Future policy benefits provide for claims that will occur in the future and are generally calculated as the present value of future expected benefits to be incurred less the present value of future expected net benefit premiums. We calculate future policy benefits based on assumptions of morbidity, mortality, persistency and interest. These assumptions are generally established at the time a policy is issued. The assumptions used in the calculations are closely related to those used in developing the gross premiums for a policy. As required by U.S. GAAP, we also include a provision for adverse deviation, which is intended to accommodate adverse fluctuations in actual experience.

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

As a part of our established financial reporting and accounting practices and controls, we perform detailed annual actuarial reviews of our policyholder liabilities (gross premium valuation analysis) and reflect the results of those reviews in our results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, our annual review in 2015 indicated that we needed to strengthen the liability associated with a block of care policies, primarily due to low investment yields. We strengthened our future policy benefits liability by $18 million in 2015 as a result of this review. Our review in 2014 and 2013 indicated no need to strengthen liabilities associated with policies in Japan. For Aflac U.S., our annual reviews in 2015 and 2014 indicated no need to strengthen liabilities associated with policies in the United States. Our review in 2013 indicated that we needed to strengthen the liability associated primarily with long-term care in the United States. We strengthened our future policy benefits liability by $20 million in 2013 as a result of this review.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2015	2014	2013
Aflac U.S.	$8,087	$7,728	$7,354
Growth rate	4.6%	5.1%	6.1%
Aflac Japan	$62,244	$57,916	$61,780
Growth rate	7.5%	(6.3)%	(11.1)%
Consolidated	$69,687	$65,646	$69,136
Growth rate	6.2%	(5.0)%	(9.6)%
Yen/dollar exchange rate (end of period)	120.61	120.55	105.39
Aflac Japan (in yen)	7,507	6,982	6,511
Growth rate	7.5%	7.2%	8.2%

The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of our in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2015, to changes in severity and frequency of claims.

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$22	$44	$66	$88
Increase by 1%	(21)	0	22	44	66
Unchanged	(43)	(22)	0	22	44
Decrease by 1%	(64)	(43)	(22)	0	22
Decrease by 2%	(85)	(64)	(43)	(21)	0

Other policy liabilities, which accounted for 16% of total policy liabilities as of December 31, 2015, consisted primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 43% and 47% of the December 31, 2015 and 2014 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

Income Taxes

Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing our income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which we expect the temporary differences to reverse. The evaluation of a tax position in accordance with U.S. GAAP is a two-step process. Under the first step, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. The determination of a valuation allowance for deferred tax assets requires management to make certain judgments and assumptions.

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

Interest rates and credit spreads in both the United States and Japan are not the only factors that impact the Company’s unrealized gain/loss position and the evaluation of a need for a valuation allowance on the Company’s deferred tax asset, but they do have a direct and significant effect on both. Based on our methodology described above for evaluating the need for a valuation allowance, we have determined that it is more likely than not that our deferred tax assets will be realized in the future, therefore we have not recorded a valuation allowance as of December 31, 2015.

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

Aflac defines operating earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable but excludes items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, and derivative and hedging activities; nonrecurring items; and other non-operating income (loss) from net earnings. Aflac's derivative activities are primarily used to hedge foreign exchange and interest rate risk in our investment portfolio as well as manage foreign exchange risk for certain notes payable and forecasted cash flows denominated in yen. Our management uses operating earnings to evaluate the financial performance of Aflac’s insurance operations because realized gains and losses from securities transactions, impairments, and derivative and hedging activities, as well as other and nonrecurring items, tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with the Company’s insurance operations, and therefore may obscure the underlying fundamentals and trends in Aflac’s insurance operations.

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share for the years ended December 31.
Reconciliation of Operating Earnings to Net Earnings

	In Millions						Per Diluted Share
	2015		2014		2013		2015	2014	2013
Operating earnings	$2,670		$2,797		$2,887		$6.16	$6.16	$6.18
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	97		119		41.23			.26	.09
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(88)		(24)		(17)		(.20)	(.05)	(.04)
Other derivative and hedging activities	27	(1)	16	(1)	229	(1)	.06	.03	.49
Other and non-recurring income (loss)	(173)	(2)	43		18		(.40)	.10	.04
Net earnings	$2,533		$2,951		$3,158		$5.85	$6.50	$6.76
(1) Excludes a gain of $54, $28 and $6, after tax, in 2015, 2014 and 2013, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $13, after tax, in 2015 related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in other derivative and hedging activities.

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

Securities Transactions and Impairments

During 2015, we realized pretax investment gains, net of losses, of $303 million ($197 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from sales of Japanese Government Bonds (JGBs) as part of a portfolio repositioning exercise. We realized pretax investment losses of $153 million ($100 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities. Investment losses were primarily related to the recognition of an other-than-temporary impairment loss on a single holding.

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

During 2013, we realized pretax investment gains, net of losses, of $262 million ($170 million after-tax) from sales and redemptions of securities. These net gains primarily resulted from sales of JGBs as part of a portfolio repositioning exercise. We also realized modest gains from bond tender offers of several of our holdings. We realized pretax investment losses of $199 million ($129 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment activities.

The following table details our pretax impairment losses by investment category for the years ended December 31.

(In millions)	2015	2014	2013
Perpetual securities	$0	$0	$70
Corporate bonds	17	31	102
Bank/financial institution bonds	135	0	0
Sovereign and supranational	0	0	26
Equity securities	1	0	1
Total other-than-temporary impairment losses realized (1)	$153	$31	$199
(1) Includes $131 and $45 for the years ended December 31, 2015 and 2013, respectively, for credit-related impairments; $26 for the year ended December 31, 2013 for impairments due to severity and duration of decline in fair value; and $22, $31 and $128 for the years ended December 31, 2015, 2014 and 2013, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities

Our derivative activities include foreign currency swaps and credit default swaps held in consolidated VIEs; foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During 2015, we realized pretax investment losses, net of gains, of $10 million ($7 million after-tax), compared with pretax investment gains, net of losses, of $31 million ($20 million after-tax) in 2014 and pretax investment gains, net of losses, of $336 million ($218 million after-tax) in 2013 as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Other and Non-recurring Items

During the second quarter of 2015, the make-whole premium paid to the investors of our 8.50% fixed-rate senior notes for the early redemption of those notes was recorded as a $230 million pretax non-operating loss ($150 million after-tax, or $.35 per diluted share). The Company also includes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate as an other non-operating item.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.4% in 2015, 34.3% in 2014 and 34.4% in 2013. Total income taxes were $1.3 billion in 2015, compared with $1.5 billion in 2014 and $1.7 billion in 2013. Japanese income taxes on Aflac Japan's results account for most of our consolidated income tax expense. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Earnings Guidance

Our original objective for 2015 was to increase operating earnings per diluted share by 2% to 7% over 2014, and we revised the objective during the year to a 4% to 7% increase, excluding the effect of foreign currency translation. In April 2015, we executed a make-whole transaction to enhance our consolidated capital position (see the Capital Resources and Liquidity section of this MD&A for further discussion). As a result of this transaction, we incurred a non-operating charge of $.35 to operating earnings per diluted share in the second quarter of 2015. However, operating earnings per diluted share benefited by approximately $.07 for the full year 2015 due to a net reduction in interest expense. We reported 2015 net earnings per diluted share of $5.85. Adjusting that number for after-tax realized investment gains ($.09 per diluted share), other non-operating expense ($.40 per diluted share), and foreign currency translation (an expense of $.46 per diluted share), we finished the year above the top of the target range with a 7.5% increase in operating earnings per diluted share.

Stronger than expected earnings growth from 2015 will create tough comparisons in 2016. Our objective for 2016 is to produce stable operating earnings per diluted share of $6.17 to $6.41, assuming the average exchange rate in 2015 of 120.99 yen to the dollar. With volatile financial markets and interest rates at significantly depressed levels, it is difficult to safely invest cash flows at attractive yields. Additionally, 2016 benefit ratios in both the U.S. and Japan anticipate continued favorable experience. If we achieve our objective for 2016, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2016 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2015			Yen Impact
110	$6.49 - 6.73	5.4	-	9.3%	$.32
115	6.34 - 6.58	2.9	-	6.8	.17
120.99(2)	6.17 - 6.41	.2	-	4.1	.00
125	6.07 - 6.31	(1.5)	-	2.4	(.10)
130	5.95 - 6.19	(3.4)	-	.5	(.22)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and other non-operating income (loss) in 2016 and 2015
(2)Actual 2015 weighted-average exchange rate

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
Aflac Japan Summary of Operating Results

(In millions)	2015	2014	2013
Net premium income	$12,046	$13,861	$14,982
Net investment income:
Yen-denominated investment income	1,227	1,429	1,497
Dollar-denominated investment income	1,209	1,233	1,154
Net investment income	2,436	2,662	2,651
Other income (loss)	31	32	55
Total operating revenues	14,513	16,555	17,688
Benefits and claims, net	8,705	10,084	10,924
Operating expenses:
Amortization of deferred policy acquisition costs	578	649	641
Insurance commissions	719	845	944
Insurance and other expenses	1,336	1,519	1,551
Total operating expenses	2,633	3,013	3,136
Total benefits and expenses	11,338	13,097	14,060
Pretax operating earnings(1)	$3,175	$3,458	$3,628
Weighted-average yen/dollar exchange rate	120.99	105.46	97.54

	In Dollars			In Yen
Percentage change over previous period:	2015	2014	2013	2015	2014	2013
Net premium income	(13.1)%	(7.5)%	(12.7)%	(.4)%	.1%	6.8%
Net investment income	(8.5)	.4	(6.8)	4.8	8.8	13.9
Total operating revenues	(12.3)	(6.4)	(11.8)	.5	1.3	7.8
Pretax operating earnings(1)	(8.2)	(4.7)	(7.1)	5.3	3.1	13.6
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The relatively small change in premium income in yen for 2015 and 2014 was influenced by the impact of weak first sector sales in 2015, 2014 and 2013 in addition to premiums ceded in reinsurance transactions during those same years. Annualized premiums in force at December 31, 2015, were 1.62 trillion yen, compared with 1.59 trillion yen in 2014 and

1.57 trillion yen in 2013. The increases in annualized premiums in force in yen of 1.5% in 2015, 1.7% in 2014 and 5.0% in 2013 reflect the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.4 billion in 2015, $13.2 billion in 2014, and $14.9 billion in 2013.

Aflac Japan's investment portfolios include dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). U.S. dollar-denominated investment income from these assets accounted for approximately 50% of Aflac Japan's investment income in 2015, compared with 46% in 2014 and 44% in 2013. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the respective prior year, U.S. dollar-denominated investment income accounted for approximately 46% of Aflac Japan's investment income during 2015, compared with 44% in 2014 and 39% in 2013.

The following table illustrates the effect of translating Aflac Japan's U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year.
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2015	2014	2013	2015	2014	2013
Net investment income	4.8%	8.8%	13.9%	(1.9)%	4.8%	4.7%
Total operating revenues	.5	1.3	7.8	(.6)	.7	6.4
Pretax operating earnings(1)	5.3	3.1	13.6	.4	.3	7.0
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)Amounts excluding foreign currency changes on U.S. dollar-denominated items were determined using the same yen/dollar exchange rate for the current year as each respective prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2015	2014	2013
Benefits and claims, net	60.0%	60.9%	61.7%
Operating expenses:
Amortization of deferred policy acquisition costs	4.0	3.9	3.6
Insurance commissions	5.0	5.1	5.3
Insurance and other expenses	9.1	9.2	8.9
Total operating expenses	18.1	18.2	17.8
Pretax operating earnings(1)	21.9	20.9	20.5
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In 2015, the benefit ratio decreased compared with 2014, resulting from the impact of reinsurance; changes in foreign currency; and favorable claims experience. The three reinsurance agreements that we entered into since the end of the third quarter of 2013 reduced the benefit ratio by approximately 99 basis points for 2015. The benefit ratio has also been influenced by the effect of low investment yields, which impacts our profit margin by reducing the spread between investment yields and required interest on policy reserves (see table and discussion in the Interest Rate Risk subsection of this MD&A). In 2015, the operating expense ratio remained relatively stable, compared with 2014. In total, the pretax operating profit margin improved in 2015, compared with 2014. For 2016, we anticipate the pretax operating profit margin to be comparable with the 2015 and 2014 levels.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2015	2014	2013	2015	2014	2013
New annualized premium sales	$997	$1,080	$1,539	120.9	114.5	149.3
Increase (decrease) over prior period	(7.7)%	(29.8)%	(41.7)%	5.5%	(23.3)%	(29.1)%

The following table details the contributions to new annualized premium sales by major insurance product for the years ended December 31.

	2015	2014	2013
Medical	26.4%	31.8%	27.9%
Cancer	40.4	30.3	17.0
Ordinary life:
Child endowment	8.2	10.2	11.7
WAYS	16.7	14.0	27.5
Other ordinary life	6.2	8.3	10.3
Other	2.1	5.4	5.6
Total	100.0%	100.0%	100.0%

The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 13.4% in 2015, compared with the same period in 2014, exceeding the high end of our revised sales target range of 10% to 13%. We have been focusing more on promotion of our cancer and medical products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.

Sales of cancer insurance continued to be strong following the introduction at the end of the third quarter of 2014 of New Cancer DAYS, which includes an exclusive policy sold through Japan Post. Cancer insurance sales were up 40.6% in 2015, compared with 2014. Aflac Japan enhanced its medical product with new riders in June 2015. This revision provides better protection against critical diseases such as cancer, heart attack and stroke. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.

Aflac Japan’s first sector product sales, which include WAYS and child endowment, were down 7.3% in 2015, compared with 2014. We expect that for 2016, the sale of first sector products will continue to be down in comparison to 2015, as our focus remains on less interest-sensitive third sector products.

We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 85.1% of total new annualized premium sales for Aflac Japan in 2015. In 2015, we recruited over 300 new sales agencies. At December 31, 2015, Aflac Japan was represented by more than 13,100 sales agencies and approximately 114,000 licensed sales associates employed by those agencies.
At December 31, 2015, we had agreements to sell our products at 372 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 14.9% of new annualized premium sales in 2015 for Aflac Japan, compared with 21.5% in 2014.

Aflac Japan and Japan Post Holdings entered into a new agreement in July 2013, further expanding a partnership that was established in 2008 (see Japanese Regulatory Environment). At the end of June 2014, Japan Post Insurance(Kampo) received Financial Services Agency (FSA) regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October

1, 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and starting July 1, 2015, Japan Post expanded the number of post offices that offer Aflac's cancer products to more than 20,000 postal outlets. We believe this alliance with Japan Post will further benefit our cancer insurance sales.

We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2016 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Although our traditional channels remain key to our success, we have developed partnerships with new channels to help increase our overall sales growth. These channels include Japan Post, and we are making steady progress with our sales through postal outlets. In 2016, we believe that third sector sales will be down mid-single digits in comparison to 2015. We believe that the long-term compound annual growth rate will be in the range of 4% to 6%.

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

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

Aflac Japan invests in U.S. dollar-denominated securities, including publicly-traded investment grade and below investment grade corporate fixed-maturity securities, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. In 2015, as part of our normal portfolio management and asset allocation process, Aflac Japan increased the allocation of investments to a U.S. dollar senior secured bank loan program by approximately $950 million and to a U.S. dollar high yield corporate bond program by approximately $650 million, all of which had been funded as of December 31, 2015.

During the third and fourth quarters of 2015, we increased our investment in yen-denominated publicly traded equity securities, including new investments in exchange traded funds (ETFs) holding Japan real estate investment trusts. These securities are classified as available for sale and carried on our balance sheet at fair value. As of December 31, 2015, the fair value of our investment in yen-denominated publicly traded equity securities was $485 million.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs.

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, securities lending, and other securities transactions. Securities lending is also used from time to time to accelerate the availability of funds for investment. Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. Aflac Japan purchased debt security investments at an aggregate acquisition cost of approximately 663.6 billion yen in 2015 (approximately $5.5 billion), 1.0 trillion yen in 2014 (approximately $10.0 billion) and 2.5 trillion yen in 2013 (approximately $25.4 billion).

The following table presents the composition of debt security purchases by sector and equity security purchases for Aflac Japan, as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2015	2014	2013
Debt security purchases, at cost:
Banks/financial institutions	1.1%	.4%	.4%
Government and agencies	35.8	74.1	76.2
Municipalities	.7	1.0	.0
Public utilities	4.2	2.6	3.3
Other corporate	50.5	21.9	20.1
Equity securities	7.7	.0	.0
Total	100.0%	100.0%	100.0%

We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Moody's Investors Service (Moody's), Standard & Poor's Ratings Services (S&P), and Fitch Ratings (Fitch)) or, if not rated, are determined based on our internal credit analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is below investment grade or split-rated (one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade), see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac Japan's purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2015	2014	2013
AAA	.0%	7.7%	.3%
AA	.8	78.6	77.7
A	42.5	5.4	10.9
BBB	21.0	6.6	9.4
BB or Lower	35.7	1.7	1.7
Total	100.0%	100.0%	100.0%

The relatively higher AAA rated purchases in 2014 resulted from our decision to allocate part of our U.S. dollar securities allocation to U.S. Treasuries, in addition to our purchases of investment-grade corporate bonds. We sold these U.S. Treasuries later in 2014. The relatively higher purchases of AA rated securities in 2014 and 2013 were primarily due to the purchase of JGBs. The increase in purchases of A rated securities in 2015 was due primarily to the purchase of JBGs, which had been downgraded from AA to A in the fourth quarter of 2014. The increase in purchases of BBB rated securities in 2015 was due primarily to the purchase of U.S. dollar-denominated corporate securities. The significant increase in purchases of BB or lower rated securities during 2015 was due to increased investment in senior secured bank loans, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. For more information on these investments, see the Credit Risk subsection of this MD&A.

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2015(1)	2014(1)	2013(1)
New money yield	2.92%	2.16%	2.48%
Return on average invested assets, net of investment expenses	2.80	2.80	2.86
Portfolio book yield, including dollar-denominated investments, end of period	2.80	2.83	2.80
(1) Yields are reported before the cost of the foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly traded corporate bonds.

The new money yield in the table above excludes certain purchases of senior secured bank loans and high yield corporate bonds funded from the reinvestment of unplanned sales proceeds. The increase in the Aflac Japan new money yield in 2015 was primarily due to a large portion of 2015 new money being allocated to U.S. dollar-denominated investments rather than relatively low-yielding JGBs.

The following table presents the composition of total investments by sector, at cost or amortized cost, and cash for Aflac Japan ($85.1 billion in 2015 and 2014) as of December 31.

Composition of Portfolio by Sector

	2015	2014
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	11.5%	13.2%
Government and agencies	43.8	43.9
Municipalities	.8	.8
Public utilities	8.9	9.3
Sovereign and supranational	4.1	4.1
Mortgage- and asset-backed securities	.5	.5
Other corporate(2)	28.6	26.0
Total debt and perpetual securities	98.2	97.8
Equity securities	.5	.0
Other investments	.2	.2
Cash and cash equivalents	1.1	2.0
Total investments and cash	100.0%	100.0%
(1)Includes 1.9% and 2.6% of perpetual securities at December 31, 2015 and 2014, respectively
(2)Includes .2% of perpetual securities at December 31, 2015 and 2014

Our highest sector concentration is in government and agencies. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Yen-denominated debt and perpetual securities accounted for 72.8% of Aflac Japan's total debt and perpetual securities at December 31, 2015, compared with 75.7% at December 31, 2014, at amortized cost.
The distributions of debt and perpetual securities owned by Aflac Japan, by credit rating, as of December 31 were as follows:
Composition of Portfolio by Credit Rating

	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.2%	1.2%	1.3%	1.2%
AA	5.3	5.4	5.3	5.4
A	63.5	65.4	66.4	67.4
BBB	24.8	23.0	23.0	22.0
BB or lower	5.2	5.0	4.0	4.0
Total	100.0%	100.0%	100.0%	100.0%

The overall credit quality of Aflac Japan's investments remained high. At the end of 2015, 94.8% of Aflac Japan's debt and perpetual securities were rated investment grade, on an amortized cost basis.

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
Aflac U.S. Summary of Operating Results

(In millions)	2015	2014	2013
Net premium income	$5,347	$5,211	$5,153
Net investment income	678	645	632
Other income	8	3	6
Total operating revenues	6,033	5,859	5,791
Benefits and claims	2,873	2,853	2,889
Operating expenses:
Amortization of deferred policy acquisition costs	488	459	433
Insurance commissions	585	590	583
Insurance and other expenses	986	884	848
Total operating expenses	2,059	1,933	1,864
Total benefits and expenses	4,932	4,786	4,753
Pretax operating earnings(1)	$1,101	$1,073	$1,038
Percentage change over previous period:
Net premium income	2.6%	1.1%	3.1%
Net investment income	5.0	2.1	3.2
Total operating revenues	3.0	1.2	2.9
Pretax operating earnings(1)	2.7	3.3	4.1
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 1.6% in 2015, 1.8% in 2014 and 2.2% in 2013. Annualized premiums in force at December 31 were $5.8 billion in 2015, compared with $5.7 billion in 2014 and $5.6 billion in 2013.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2015	2014	2013
Benefits and claims	47.6%	48.7%	49.9%
Operating expenses:
Amortization of deferred policy acquisition costs	8.1	7.8	7.5
Insurance commissions	9.7	10.1	10.1
Insurance and other expenses	16.3	15.1	14.6
Total operating expenses	34.1	33.0	32.2
Pretax operating earnings(1)	18.3	18.3	17.9
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio decreased in 2015, compared with 2014, due to mix of business changes and continued favorable claims experience. The expense ratio increased in 2015, compared with 2014, primarily due to increased spending associated with changes in the Aflac U.S. sales structure. In total, the pretax operating profit margin remained stable in 2015, compared with 2014. In 2016, we expect the benefit and expense ratios to be relatively stable compared with 2015.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2015	2014	2013
New annualized premium sales	$1,487	$1,433	$1,424
Increase (decrease) over prior period	3.7%	.7%	(4.3)%

The following table details the contributions to new annualized premium sales by major insurance product category for the years ended December 31.

	2015	2014	2013
Income-loss protection:
Short-term disability	23.2%	22.4%	21.2%
Life	5.2	5.8	5.3
Asset-loss protection:
Accident	29.9	28.1	27.3
Critical care (1)	21.9	21.4	20.8
Supplemental medical:
Hospital indemnity	14.6	16.4	16.9
Dental/vision	5.2	5.9	6.2
Other	.0	.0	2.3
Total	100.0%	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 10.2%, short-term disability sales increased 7.6%, critical care insurance sales (including cancer insurance) increased 6.0%, and hospital indemnity insurance sales decreased 7.5% in 2015, compared with 2014.
In 2015, our traditional U.S. sales forces included more than 9,200 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.
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

We believe that changes we made to our career and broker management infrastructure over the last 18 months are laying the foundation for expanded long-term growth opportunities. During 2014, Aflac U.S. implemented tactical initiatives centered around providing competitive compensation to our career agent sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures are designed to more effectively link sales management's success to Aflac's success. For example, we enhanced compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we eliminated the commission-based position of state sales coordinator. To better manage our state operations, we introduced the new position of market director, effective October 1, 2014. Market directors are salaried with the opportunity to earn sales-related bonuses. We believe these changes have enhanced and will continue to enhance performance management and better align compensation with new business results.

One Day PaySM is a claims initiative that we have focused on at Aflac U.S. to process, approve and pay eligible claims in just one day. We believe that along with our brand and relevant products, this claims practice will help Aflac stand out from competitors.

With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac's voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for our products remains very strong, and we continue to work on enhancing our distribution capabilities to access employers of all sizes, including initiatives that benefit our field force and the broker community. At the same time, we are seeking opportunities to leverage our brand strength and attractive product portfolio in the evolving health care environment. For 2016, our objective is for Aflac U.S. new annualized premium sales to increase 3% to 5%, with a long-term compound annual growth rate at or above the voluntary market growth rate of 5%.

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

On December 18, 2015, the president signed into law the Consolidated Appropriations Act which included a revision to delay implementation of the Excise Tax on High Cost Plans, better known as the "Cadillac tax.” This tax was originally scheduled to begin in 2017, was previously delayed until 2018, and is now scheduled to begin in 2020. The tax consists of 40% of the cost of employer sponsored health coverage in excess of certain dollar thresholds. In general, only Aflac specified disease and fixed indemnity (i.e. supplemental health) products offered on a pre-tax basis are taken into account under this tax.

 The legislation also makes the tax deductible by the payer. If employers fund coverage on a pre-tax basis, Aflac, as the insurer, would be liable for its pro-rata share of any tax on excess coverage, determined based on the cost of Aflac coverage compared to the total cost of the applicable health coverage in which each employee is enrolled. Making the tax deductible would then reduce the economic impact of any tax that is imposed and payable by Aflac.

Many employers are concerned about the tax and what impact it will have on benefit offerings in the future. There is confusion in the market about how the tax is calculated and who pays the tax, presenting a risk that some employers will mistakenly conclude that all supplemental health products are included in the calculation for the tax regardless of pre-tax funding status or whether an employer’s health coverage exceeds the trigger for the tax. Some employers may decide simply to drop coverage of affected supplemental health products, rather than convert it to an after-tax basis. During this extended implementation period, Aflac will be assessing the impact of this tax; educating employers about the tax; and investigating ways to mitigate the impact of the tax. Having employees pay for the coverage on an after-tax basis would exempt affected supplemental health products from the tax.
The Dodd-Frank Act, which was signed into law in 2010, created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 and an additional insurer in 2014 as a Systemically Important Financial Institution (SIFI). On December 18, 2014, the president signed the Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.
Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules to require central clearing and collateral for certain types of derivatives. In 2014, the five U.S. banking regulators and the U.S. Commodity Futures Trading Commission (CFTC) re-proposed for comment their rules regarding collateral for uncleared swaps. Final rules were issued by the five U.S. banking regulators on October 22, 2015 and by the CFTC on December 16, 2015. Such rules may result in increased collateral requirements or affect other aspects of Aflac's derivatives activity.
The Dodd-Frank Act also established a FIO under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. Of the nine recommended areas for direct federal involvement in insurance regulation that are applicable to Aflac, the president signed the National Association of Registered Agents and Brokers Reform Act into law in January 2015, which simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

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
Penn Treaty Network Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty) were placed in rehabilitation on January 6, 2009, and remained in rehabilitation as of December 31, 2015. As of December 31, 2015, we were unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency. As such, we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of December 31, 2015.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors. Aflac U.S. has invested primarily in investment grade corporate bonds. In 2015, as part of our normal portfolio management and asset allocation process, Aflac U.S. purchased $120 million of high yield corporate bonds and $118 million of middle market loan receivables, of which $53 million was unfunded. As of December 31, 2015, we had commitments of $182 million to fund potential future loan originations related to the middle market loan investment program. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. During the fourth quarter of 2015, we initiated a commercial mortgage loan investment program. As of December 31, 2015, we had $10 million in outstanding commitments to fund commercial mortgage loans, which had not yet been funded. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for more information regarding loans and loans receivables. We are planning to invest in additional asset classes such as securitized assets and alternative asset classes, all of which we believe will improve diversification and enhance long-term returns in 2016 and thereafter.

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, and other securities transactions. Purchases of securities from period to period are determined based on multiple objectives, including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. Aflac U.S. purchased debt security investments at an aggregate acquisition cost of approximately $900 million in 2015, compared with $1.0 billion in 2014 and $1.2 billion in 2013. The following table presents the composition of debt security purchases by sector and other investment purchases for Aflac U.S., as a percentage of acquisition cost, for the years ended December 31.

Composition of Purchases by Sector

	2015	2014	2013
Debt security purchases, at cost:
Government and agencies	1.4%	.0%	.2%
Public utilities	15.1	16.5	13.5
Other corporate	70.2	83.0	86.3
Equity securities	.0	.5	.0
Loan receivables	13.3	.0	.0
Total	100.0%	100.0%	100.0%
We use specific criteria to judge the credit quality of both existing and prospective investments. Furthermore, we use several methods to monitor these criteria, including credit rating services and internal credit analysis. The ratings referenced in the two tables below are based on the ratings designations provided by the major credit rating agencies (Moody's, S&P, and Fitch) or, if not rated, are determined based on our internal credit analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is below investment grade or split-rated (one rating agency rates the security as investment grade while another rating agency rates the same security as below investment grade), see “Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities” in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of Aflac's U.S. purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	2015	2014	2013
AAA	2.2%	.0%	.6%
AA	4.4	8.0	5.1
A	19.8	50.8	46.2
BBB	59.3	41.2	48.1
BB or lower	14.3	.0	.0
Total	100.0%	100.0%	100.0%

The increase in purchases of BBB rated securities in 2015 was due primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities. The increase in purchases of BB or lower rated securities during 2015 was due to investment in high yield corporate bonds.

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2015	2014	2013
New money yield	4.45%	4.32%	4.06%
Return on average invested assets, net of investment expenses	5.19	5.46	5.70
Portfolio book yield, end of period	5.77	5.89	6.01

The increase in the Aflac U.S. new money yield in 2015 was primarily due to wider credit spreads achieved in portfolio investing activities.

The following table presents the composition of total investments by sector, at cost or amortized cost, and cash for Aflac U.S. ($13.7 billion in 2015 and $12.7 billion in 2014) as of December 31.

Composition of Portfolio by Sector

	2015		2014
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	10.4%		12.0%
Government and agencies	.7		.7
Municipalities	5.1		5.6
Public utilities	16.9		17.0
Sovereign and supranational	1.4		1.6
Mortgage- and asset-backed securities	.3		.3
Other corporate	52.0		52.5
Total debt and perpetual securities	86.8		89.7
Other investments	1.3	(2)	.1
Cash and cash equivalents	11.9		10.2
Total investments and cash	100.0%		100.0%
(1)Includes .3% and .4% of perpetual securities at December 31, 2015 and 2014, respectively.
(2) Includes .9% of loan receivables

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

The distributions of debt and perpetual securities owned by Aflac U.S., by credit rating, as of December 31 were as follows:

Composition of Portfolio by Credit Rating

	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.0%	1.0%	.9%
AA	7.8	8.5	8.1	8.4
A	44.3	46.2	47.8	48.8
BBB	42.1	40.3	39.8	38.7
BB or lower	4.7	4.0	3.3	3.2
Total	100.0%	100.0%	100.0%	100.0%

The overall credit quality of Aflac U.S. investments remained high. At the end of 2015, 95.3% of Aflac U.S. debt and perpetual securities were rated investment grade, on an amortized cost basis. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, reinsurance retrocession activities, and facilities expenses. Corporate expenses, excluding investment and retrocession income, were $90 million in 2015, $91 million in 2014 and $79 million in 2013. Investment income included in reported corporate expenses was $22 million in 2015, $13 million in 2014 and $11 million in 2013, and net retrocession income was $7 million in 2015.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2015, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2014.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	120.61		120.55
Investments and cash	$105,897	$(32)	$105,929
Deferred policy acquisition costs	8,511	(3)	8,514
Total assets	118,296	(36)	118,332
Policy liabilities	87,631	(39)	87,670
Total liabilities	100,588	(41)	100,629
(1)The exchange rate at December 31, 2015, was 120.61 yen to one dollar, or .05% weaker than the December 31, 2014, exchange rate of 120.55.

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

The following table details investment securities by segment as of December 31.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2015	2014	2015		2014
Securities available for sale, at fair value:
Fixed maturities	$52,304	$52,196	$12,522	(1)	$12,940	(1)
Perpetual securities	1,890	2,609	57		60
Equity securities	493	23	5		5
Total available for sale	54,687	54,828	12,584		13,005
Securities held to maturity, at amortized cost:
Fixed maturities	33,459	34,242	0		0
Total held to maturity	33,459	34,242	0		0
Total investment securities	$88,146	$89,070	$12,584		$13,005
(1)Excludes available-for-sale fixed-maturity securities held by the Parent Company and other business segments of $523 in 2015 and
$437 in 2014.

Because we invest primarily in fixed-maturity securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk. In 2015, we increased our investment allocation to yen-denominated equity securities, thereby increasing our exposure to equity risk.

Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted of yen-denominated fixed income securities of $60.8 billion, at amortized cost, and yen-denominated equity securities of $472 million, at cost, at December 31, 2015. However, Aflac Japan also owns U.S. dollar-denominated fixed income securities of $14.9 billion, at amortized cost, whose fair value is hedged against currency risk as well as $7.8 billion of fixed income securities, at cost, that are not hedged. Aflac Japan owns U.S. dollar-denominated equity securities of $4 million, at cost, as of December 31, 2015. Yen-denominated investment income accounted for 50% of Aflac Japan's investment income in 2015, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.
We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S. The exchange rates prevailing at the time of repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to economically hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan, we had foreign exchange forwards and options as part of a hedging strategy on 30.0 billion yen, 102.5 billion yen, 25.0 billion yen, and 85.0 billion yen received in February 2015, July 2015, September 2015, and December 2015, respectively. As of December 31, 2015, we had foreign exchange forwards and options to economically hedge foreign exchange risk on 124.1 billion yen of future profit repatriation from Aflac Japan.
In addition to profit repatriation, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in U.S. dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 29 before the yield on these instruments would equal that of a comparable JGB instrument.
Aside from the activities discussed above, we generally do not convert yen into dollars; however, we do translate financial statement amounts from yen into dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. We report unrealized foreign currency translation gains and losses in accumulated other comprehensive income. In periods when the yen weakens against the dollar, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. The weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. We attempt to minimize the exposure of shareholders' equity to foreign currency. We accomplish this by investing a portion of Aflac Japan's investment portfolio in U.S. dollar-denominated securities and by the Parent Company's issuance of yen-denominated debt (for additional information, see the discussion under the Hedging Activities subsection of MD&A). As a result, the effect of currency fluctuations on our net assets is reduced.
The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of our yen-denominated assets and liabilities, and our consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2015			2014
Yen/dollar exchange rates	105.61	120.61(1)	135.61	105.55	120.55(1)	135.55
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$31,544	$27,621	$24,566	$32,178	$28,174	$25,056
Fixed maturities - consolidated variable interest entities(3)	1,016	890	792	1,273	1,114	992
Perpetual securities	1,883	1,649	1,466	2,458	2,153	1,914
Perpetual securities - consolidated variable interest entities(3)	214	187	167	390	341	304
Equity securities	408	357	318	19	17	15
Equity securities - consolidated variable interest entities	149	130	116	0	0	0
Securities held to maturity:
Fixed maturities	38,212	33,459	29,758	39,013	34,159	30,379
Fixed maturities - consolidated variable interest entities(3)	0	0	0	95	83	74
Cash and cash equivalents	730	640	569	370	324	288
Derivatives	2,416	676	968	596	802	1,266
Other financial instruments	179	156	139	159	139	124
Subtotal	76,751	65,765	58,859	76,551	67,306	60,412
Liabilities:
Notes payable	234	205	183	372	325	290
Derivatives	545	371	1,901	992	2,423	3,881
Subtotal	779	576	2,084	1,364	2,748	4,171
Net yen-denominated financial instruments	75,972	65,189	56,775	75,187	64,558	56,241
Other yen-denominated assets	8,195	7,176	6,382	8,212	7,190	6,394
Other yen-denominated liabilities	94,775	82,988	73,808	92,902	81,342	72,341
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(10,608)	$(10,623)	$(10,651)	$(9,503)	$(9,594)	$(9,706)
(1) Actual period-end exchange rate
(2) Does not include the U.S. dollar-denominated corporate bonds for which we have entered into foreign currency derivatives as discussed in the Aflac Japan Investment subsection of MD&A
(3) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs

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

	2015		2014
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$66,031	$57,470	$67,785	$58,596
Dollar-denominated	36,838	32,364	36,285	32,865
Perpetual securities:
Yen-denominated	1,836	1,704	2,494	2,304
Dollar-denominated	111	103	175	168
Total debt and perpetual securities	$104,816	$91,641	$106,739	$93,933
Derivatives	$675	$675	$802	$692
Liabilities:
Notes payable(1)	$5,285	$4,934	$5,835	$5,450
Derivatives	371	200	2,423	2,101
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

(In years)	2015	2014
Yen-denominated debt and perpetual securities	14	13
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2015	2014
Dollar-denominated debt and perpetual securities	10	11
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2015			2014			2013
	U.S.	Japan		U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.68%	1.81%	(1)	3.65%	1.87%	(1)	3.65%	2.00%	(1)
New money yield on investments	4.37	2.82		4.16	2.09		3.93	2.40
Policies in force at year-end:
Required interest on policy reserves	5.60	3.61	(1)	5.69	3.76	(1)	5.84	3.91	(1)
Portfolio book yield, end of period	5.69	2.70		5.73	2.76		5.88	2.72
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 2.82%. These securities total $723 million at amortized cost and have a weighted average yield of 4.23%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. However, adding riders to our older policies has helped offset negative investment spreads on these policies. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

Periodically, depending on general economic conditions, we may enter into derivative transactions to hedge interest rate risk.

For further information on interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Evaluating the underlying risks in our credit portfolio involves a multitude of factors including but not limited to our assessment of the issuers business activities, assets, products, market position, financial condition, and future prospects. We also must incorporate the assessment of the NRSROs in assigning credit ratings to our specific portfolio holdings. We perform extensive internal assessments of the credit risks for all our portfolio holdings and potential new investments.

The ratings of our securities referenced in the two tables below are based on the ratings designations provided by major NRSROs (Moody's, S&P and Fitch) or, if not rated, are determined based on our internal analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is below investment grade or split-rated, see "Market Risks of Financial Instruments - Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.

The distributions by credit rating of our purchases of debt securities for the years ended December 31, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	2015	2014	2013
AAA	1.4%	7.6%	.6%
AA	1.6	74.5	74.2
A	39.3	8.0	12.6
BBB	25.7	8.3	11.0
BB or lower	32.0	1.6	1.6
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. Total purchases comprise new money investments as well as the reinvestment of proceeds from investment disposals. The relatively higher purchases of AA rated securities in 2014 and 2013 were primarily due to the purchase of JGBs. The increase in purchases of A rated and BBB rated securities in 2015 was due primarily to the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio. The significant increase in purchases of BB or lower rated securities in 2015 was due to increased investment in senior secured bank loans, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. The bank loan investment program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loan purchases rated below B/B2, and restricts exposure to any individual credit to less than 2% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. The objective of the high yield corporate bond investments is to enhance yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:
Composition of Portfolio by Credit Rating

	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.3%	1.3%	1.3%
AA	5.7	5.7	5.7	5.8
A	61.0	63.0	64.1	65.1
BBB	26.9	25.1	25.0	23.9
BB or lower	5.1	4.9	3.9	3.9
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2015, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Subordination Distribution

The majority of our total investments in debt and perpetual securities was senior debt at December 31, 2015 and 2014. We also maintained investments in subordinated financial instruments that primarily consisted of Lower Tier II, Upper Tier II, and Tier I securities, listed in order of seniority. The Lower Tier II securities are debt instruments with fixed maturities. Our Upper Tier II and Tier I investments consisted of debt instruments with fixed maturities and perpetual securities, which have an economic maturity as opposed to a stated maturity.

The following table shows the subordination distribution of our debt and perpetual securities as of December 31.
Subordination Distribution of Debt and Perpetual Securities

	2015		2014
(In millions)	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
Senior notes	$91,090	94.9%	$89,308	93.9%
Subordinated securities:
Fixed maturities (stated maturity date):
Lower Tier II	2,470	2.6	2,751	2.9
Tier I(1)	105	.1	131	.1
Surplus notes	301	.3	301	.3
Trust preferred - non-banks	84	.1	85	.1
Other subordinated - non-banks	51	.1	51	.1
Total fixed maturities	3,011	3.2	3,319	3.5
Perpetual securities (economic maturity date):
Upper Tier II	1,217	1.3	1,554	1.6
Tier I	441	.4	703	.8
Other subordinated - non-banks	183	.2	183	.2
Total perpetual securities	1,841	1.9	2,440	2.6
Total debt and perpetual securities	$95,942	100.0%	$95,067	100.0%
(1)Includes trust preferred securities

Portfolio Composition

For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations

One of our largest sector concentrations as of December 31, 2015, was banks and financial institutions. Approximately 11% and 14% of our total portfolio of debt and perpetual securities, on an amortized cost basis, was in the bank and financial institution sector at December 31, 2015 and 2014, respectively. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy. Within this sector, our credit risk by geographic region or country of issuer at December 31, 2015, based on amortized cost, was: Europe, excluding the United Kingdom (28%); United States (26%); Australia (8%); Japan (8%); United Kingdom (9%); and other (21%).

Our 15 largest global investment exposures as of December 31, 2015, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$36,859	38.42%	Senior	A1	A+	A
Republic of South Africa	497.52	Senior	Baa2	BBB-	BBB-
Bank of America NA	375.39
Bank of America Corp.	207.22	Senior	Baa1	BBB+	A
Bank of America Corp.	166.17	Lower Tier II	Baa3	BBB	A-
Bank of America NA	2.00	Senior	A1	A	A+
Bank of Tokyo-Mitsubishi UFJ Ltd.	373.39
BTMU Curacao Holdings NV	373.39	Lower Tier II	A2	—	A-
Investcorp SA	357.37
Investcorp Capital Limited	357.37	Senior	Ba2	—	BB
JP Morgan Chase & Co.	333.35
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	295.31	Senior	A3	A-	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	BBB+	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A-	A
JPMorgan Chase & Co. (FNBC)	10.01	Senior	Aa1	A+	—
Banobras	307.32	Senior	A3	BBB+	BBB+
Sultanate of Oman	290.30	Senior	A1	BBB+	—
Koninklijke Ahold NV	288.30
Koninklijke Ahold NV	273.28	Senior	Baa2	BBB	BBB
Ahold USA Lease	15.02	Senior	Baa2	BBB	—
Petroleos Mexicanos (Pemex)	287.30
Pemex Proj FDG Master TR	249.26	Senior	Baa1	BBB+	BBB+
Pemex Finance Ltd.	38.04	Senior	Baa1	A	A+
Nordea Bank AB	280.29
Nordea Bank AB	213.22	Tier I	Baa3	BBB	—
Nordea Bank Finland	66.07	Upper Tier II	Baa2	—	—
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
AXA	275.29
AXA-UAP	224.24	Upper Tier II	A3	BBB	BBB
AXA	51.05	CC FNB	A3	BBB	BBB+
Deutsche Telekom AG	270.28
Deutsche Telekom AG	249.26	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	21.02	Senior	Baa1	BBB+	BBB+
CFE	265.28	Senior	Baa1	BBB+	BBB+
Barclays Bank PLC	263.27
Barclays Bank PLC	115.12	Lower Tier II	Baa3	BBB-	A-
Barclays Bank PLC	102.11	Upper Tier II	Ba1	BB	BBB
Barclays Bank PLC	46.04	Tier 1	Ba2	BB	BB+
Subtotal	$41,319	43.07%
Total debt and perpetual securities	$95,942	100.00%
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

Geographical Exposure

The following table indicates the geographic exposure of our investment portfolio as of December 31.

	2015		2014
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$39,593	41.3%	$39,804	41.9%
United States and Canada (1)	31,622	33.0	28,884	30.4
United Kingdom	2,697	2.8	3,121	3.3
Germany	2,558	2.7	2,657	2.8
France	1,755	1.8	1,747	1.8
Peripheral Eurozone	2,762	2.9	2,925	3.1
Portugal	200.2		200.2
Italy	1,514	1.6	1,674	1.8
Ireland	364.4		332.3
Spain	684.7		719.8
Nordic Region	1,906	1.9	2,198	2.2
Sweden	682.7		973	1.0
Norway	512.5		513.5
Denmark	332.3		332.3
Finland	380.4		380.4
Other Europe	2,502	2.6	2,711	2.8
Netherlands	1,367	1.4	1,497	1.6
Switzerland	246.3		225.2
Czech Republic	415.4		415.4
Austria	115.1		184.2
Belgium	182.2		224.2
Poland	166.2		166.2
Luxembourg	11.0		0.0
Asia excluding Japan	3,325	3.5	3,575	3.8
Africa and Middle East	2,478	2.6	2,121	2.2
Latin America	2,172	2.3	2,622	2.8
Australia	2,135	2.2	2,262	2.4
All Others	437.4		440.5
Total debt and perpetual securities	$95,942	100.0%	$95,067	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits, of which 72% has insurance of principal and interest.

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

The resolve to maintain the European Monetary Union (EMU) was tested in 2015 following the election of a new government in Greece, who rejected the requirements imposed in exchange for their previous support packages. After a period of tense negotiations which threatened Greece’s ability to remain in the EMU, agreements were made which provided Greece additional aid in exchange for an updated set of requirements. These actions have stabilized the situation currently.

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
Investments in Certain European Countries - monitoring and mitigating exposure

Our internal team of experienced credit professionals has continued to monitor the impact of the European sovereign crisis on our individual investment holdings' overall credit quality. Our analysis includes factors beyond a baseline assessment of a company's assets, operations, financial statements, and credit metrics that may provide support for the instruments we own. Specifically, for our investments in European banks and financial institutions, we monitor the importance of the issuer to its local financial system, the likelihood of government support, and our investment's position in the capital structure of the issuer. For our investments in European utilities, we monitor the role of the issuer in its local economy as a provider of necessary infrastructure, and we monitor the value of the underlying assets owned by the issuer. For our investment in European corporates, industrials, and other commercial entities, we monitor the general credit quality of the issuer, the geographical mix of the issuer's customers (i.e. domestic vs. foreign), the geographical breakdown of the issuer's assets (i.e. domestic versus foreign), the value of the underlying assets owned by the issuer, capitalization of the issuer, and overall profitability and cash generation ability of the issuer. We monitor NRSRO actions and the likely actions for our investment exposures, as well as overall market conditions. By performing these analyses, we make a determination on the probability of timely payment of principal and interest of the issuers of our investments.

Some of our peripheral Eurozone fixed-maturity investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of December 31, 2015, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

As of December 31, 2015, our investments in peripheral Eurozone countries totaled $2.8 billion, or 2.9% of our total debt and perpetual securities, at amortized cost. We have no direct exposure to Greece. Apart from our direct investments in peripheral Eurozone sovereign debt totaling $262 million, our other exposures as of December 31, 2015 to the European sovereign debt crisis were investments in peripheral Eurozone banks and financial institutions of $488 million, peripheral Eurozone non-banks (excluding sovereigns) of $2.0 billion, core Eurozone1 banks and financial institutions of $1.7 billion, core Eurozone non-banks (excluding sovereigns) of $4.2 billion, core Eurozone sovereigns of $486 million, and non-Eurozone2 holdings throughout the balance of Europe of $5.0 billion, all at amortized cost. Other investment risks stemming from the European sovereign debt crisis that are not possible to measure and include the impact of slower economic activity throughout Europe and its impact on global economic growth and market disruption including illiquidity and impaired valuations due to heightened concerns and lack of investor confidence.
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

1Core Eurozone includes Germany, France, Netherlands, Austria, Belgium, Finland and Luxembourg.
2Non-Eurozone Europe includes the United Kingdom, Switzerland, Sweden, Norway, Denmark, Czech Republic and Poland.

Oil and Gas Exposure

As a result of the large decline in oil prices, there has been heightened attention to certain investments in the various energy sub-sectors related to oil and gas following a large increase in market volatility. Our portfolio includes holdings diversified across multiple sub-sectors of the oil and gas industry, spread among multiple geographies. The following table shows the breakout of our exposure to the oil and gas industry as of December 31.

	2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,270	$73	$139	$1,204
Integrated energy	575	55	27	603
Midstream	1,246	76	144	1,178
Oil field services	1,155	27	228	954
Refiners	460	6	30	436
Government owned - energy related	887	182	25	1,044
Natural gas utilities	344	53	1	396
Total fixed maturities	5,937	472	594	5,815
Equity securities	3	0	0	3
Total securities available for sale	5,940	472	594	5,818
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	242	9	0	251
Government owned - energy related	249	5	0	254
Natural gas utilities	207	18	0	225
Total fixed maturities	698	32	0	730
Total securities held to maturity	698	32	0	730
Total securities available for sale and held to maturity	$6,638	$504	$594	$6,548

As of December 31, 2015, the weighted-average rating of our total fixed maturity oil and gas exposure is BBB, and 93% of this exposure is investment grade. Absent a major change in the outlook for oil prices, we expect the increase in market volatility surrounding these issuers to continue. This could lead to increased negative ratings activity from the public rating agencies for energy-related credit issuers. We do not currently expect our investments in these sub-sectors related to oil and gas to have a material impact on our results of operations.

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

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2015		2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$68,528	$74,933	$65,830	$74,190
Perpetual securities	77	111	107	154
Equity securities	473	489	12	19
Total publicly issued	69,078	75,533	65,949	74,363
Privately issued securities: (1)
Fixed maturities	25,573	27,936	26,797	29,880
Perpetual securities	1,764	1,836	2,333	2,515
Equity securities	7	9	7	9
Total privately issued	27,344	29,781	29,137	32,404
Total investment securities	$96,422	$105,314	$95,086	$106,767
(1) Includes Rule 144A securities
The following table details our privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2015	2014
Privately issued securities as a percentage of total investment securities	28.4%	30.6%
Privately issued securities held by Aflac Japan	$24,602	$26,468
Privately issued securities held by Aflac Japan as a percentage of total investment securities	25.5%	27.8%
Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2015	2014
Privately issued reverse-dual currency securities	$5,372	$6,196
Publicly issued collateral structured as reverse-dual currency securities	1,303	1,470
Total reverse-dual currency securities	$6,675	$7,666
Reverse-dual currency securities as a percentage of total investment securities	6.9%	8.1%
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
Our portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is our below-investment-grade exposure in accordance with the above described rating methodology as of December 31.

Below-Investment-Grade Securities

	2015				2014
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value		Amortized Cost		Fair Value		Unrealized Gain(Loss)
Investcorp Capital Limited	$357	$357	$324	$(33)	$357		$357		$332		$(25)
Commerzbank AG (includes Dresdner Bank)	332	213	321	108	332		213		327		114
Republic of Tunisia	307	185	243	58	307		185		219		34
Navient Corp	279	148	155	7	278		278		178		(100)
UPM-Kymmene	257	257	252	(5)	257		257		251		(6)
KLM Royal Dutch Airlines (1)	249	183	205	22	249		183		231		48
Barclays Bank PLC (1)	230	148	228	80	228		148		225		77
Deutsche Bank AG (2)	199	199	175	(24)	378	(1)	332	(1)	354	(1)	22	(1)
DEPFA Bank PLC	166	166	166	0	*		*		*		*
Telecom Italia SpA	166	166	214	48	332		332		352		20
Generalitat de Catalunya	149	55	126	71	149		55		129		74
IKB Deutsche Industriebank AG	108	46	79	33	108		46		70		24
Alcoa, Inc.	100	77	81	4	76		77		102		25
Weatherford Bermuda	94	92	70	(22)	*		*		*		*
Petrobras International Finance Company	91	88	64	(24)	*		*		*		*
Societe Generale (1)	83	61	73	12	83		61		67		6
Teck Resources Ltd.	70	69	32	(37)	*		*		*		*
Transocean Inc.	68	71	38	(33)	*		*		*		*
Eskom Holdings Limited	50	50	43	(7)	*		*		*		*
Kommunalkredit Austria	25	16	18	2	108		84		88		4
Bank of Ireland	*	*	*	*	166		166		125		(41)
Energias de Portugal SA (EDP)	*	*	*	*	118		116		124		8
Other Issuers (below $50 million in par value) (3)	308	290	259	(31)	361		378		394		16
Subtotal (4)	3,688	2,937	3,166	229	3,887		3,268		3,568		300
Senior secured bank loans (5)	1,400	1,327	1,362	35	562		475		549		74
High yield corporate bonds (6)	609	621	581	(40)	0		0		0		0
Grand Total	$5,697	$4,885	$5,109	$224	$4,449		$3,743		$4,117		$374
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) 2014 includes notes issued by Deutsche Bank Capital Trust and Deutsche Postbank AG; 2015 includes only notes issued by Deutsche Postbank AG
(3) Includes 15 issuers in 2015 and 18 issuers in 2014
(4) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(5) Includes 201 issuers in 2015 and 196 in 2014; all issuers below $25 million in par value
(6)Includes 57 issuers in 2015; all issuers below $25 million in par value

We invest in senior secured bank loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loan purchases rated below B/B2, and prohibits exposure to any individual credit greater than 2% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $1.4 billion at December 31, 2015, compared with $501 million at December 31, 2014, on an amortized cost basis.

In 2015, as part of our normal portfolio management and asset allocation process, we increased our allocation to higher yielding corporate bonds by approximately $644 million within the Aflac Japan portfolio and $120 million within the Aflac U.S. portfolio. Most of these securities were rated below-investment-grade at the time of purchase, but we also purchased several that are currently rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation is to enhance our yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.1% of total debt and perpetual securities at December 31, 2015, compared with 3.4% at December 31, 2014, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at December 31, 2015 and 2014 were generally reported as available for sale and carried at fair value.

The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology as of December 31, 2015.

Split-Rated Securities

(In millions)	Amortized Cost	Investment-Grade Status
Commerzbank AG (includes Dresdner Bank)	$213	Below Investment Grade
DEPFA Bank PLC	166	Below Investment Grade
Telecom Italia SpA	166	Below Investment Grade
Energias de Portugal SA (EDP)	117	Investment Grade
Goldman Sachs Capital I	105	Investment Grade
Barclays Bank PLC (1)	102	Below Investment Grade
Weatherford Bermuda	92	Below Investment Grade
Alcoa, Inc.	77	Below Investment Grade
Chicago, Illinois	53	Investment Grade
Eskom Holdings Limited	50	Below Investment Grade
(1) Includes perpetual security

Split-rated securities, excluding the senior secured bank loan investments and high yield corporate bonds discussed above, totaled $1.3 billion and represented 1.3% of total debt and perpetual securities, at amortized cost, at December 31, 2015, compared with $2.2 billion and 2.3%, respectively, at December 31, 2014.

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

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. These fluctuations could impact the Company’s consolidated results of operations or financial condition.

Other-than-temporary Impairment
See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for a discussion of our impairment policy.
Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in fixed maturities, perpetual securities, and equity securities by investment-grade status as of December 31, 2015.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$57,764	$62,353	59.2%	$6,091	$1,502
Below-investment-grade securities	4,719	4,943	4.6	514	290
Held-to-maturity fixed maturities:
Investment-grade securities	33,293	37,354	35.5	4,278	217
Below-investment-grade securities	166	166	.2	0	0
Equity securities	480	498	.5	22	4
Total	$96,422	$105,314	100.0%	$10,905	$2,013

The following table presents an aging of fixed maturities, perpetual securities, and equity securities in an unrealized loss position as of December 31, 2015.
Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$17,746	$1,502	$3,801	$141	$9,753	$719	$4,192	$642
Below- investment-grade securities	2,190	290	809	33	443	53	938	204
Held-to-maturity fixed maturities:
Investment-grade securities	4,295	217	1,102	27	1,468	63	1,725	127
Equity securities	195	4	195	4	0	0	0	0
Total	$24,426	$2,013	$5,907	$205	$11,664	$835	$6,855	$973

The following table presents a distribution of unrealized losses on fixed maturities, perpetual securities, and equity securities by magnitude as of December 31, 2015.

Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$17,746	$1,502	$16,466	$1,129	$1,280	$373	$0	$0
Below- investment-grade securities	2,190	290	1,737	125	377	124	76	41
Held-to-maturity fixed maturities:
Investment-grade securities	4,295	217	4,295	217	0	0	0	0
Equity securities	195	4	195	4	0	0	0	0
Total	$24,426	$2,013	$22,693	$1,475	$1,657	$497	$76	$41

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2015.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	BBB	$144	$88	$(56)
Barrick Gold Corp.	BBB	173	132	(41)
Noble Holding International Ltd.	BBB	104	66	(38)
Teck Resources Ltd.	BB	69	32	(37)
Bank of America Corp.	BBB	375	340	(35)
Transocean Inc.	BB	71	38	(33)
Investcorp Capital Limited	BB	357	324	(33)
Devon Energy Corp.	BBB	137	104	(33)
Kinder Morgan Energy Partners LP	BBB	185	155	(30)
CFE	BBB	265	235	(30)

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. In the fourth quarter of 2015, market volatility increased markedly, especially in the energy and commodity-related sectors. Most of the declines noted above are related to issuers in those sectors. As we believe these issuers have the ability to continue making timely payments of principal and interest, we view these changes in fair value to be temporary and do not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

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
For those investments accounted for as loan receivables, we record those investments at amortized cost on the acquisition date and carry at adjusted amortized cost. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. See the Loans and Loan Receivables section in Note 3 of the Notes to the Consolidated Financial Statements for further discussion of these investments.

Cash and cash equivalents totaled $4.4 billion, or 4.1% of total investments and cash, as of December 31, 2015, compared with $4.7 billion, or 4.3%, at December 31, 2014. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2015	2014	% Change
Aflac Japan	$5,370	$5,211	3.1%	(1)
Aflac U.S.	3,141	3,062	2.6
Total	$8,511	$8,273	2.9%
(1) Aflac Japan’s deferred policy acquisition costs increased 3.1% in yen during the year ended December 31, 2015.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment for the years ended December 31.

(In millions)	2015	2014	% Change
Aflac Japan	$78,460	$74,575	5.2%	(1)
Aflac U.S.	9,815	9,356	4.9
Other	43	2	100.0
Intercompany eliminations (2)	(687)	0	(100.0)
Total	$87,631	$83,933	4.4%
(1) Aflac Japan’s policy liabilities increased 5.3% in yen during the year ended December 31, 2015.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on our policy liabilities.

Notes Payable
Notes payable totaled $5.0 billion at December 31, 2015, compared with $5.3 billion at December 31, 2014.

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

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen. In April 2015, the Parent Company used the proceeds from the March 2015 issuance of its fixed-rate senior notes to redeem all of our $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

See Note 9 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 14 of the Notes to the Consolidated Financial Statements.

Policyholder Protection
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On December 27, 2011, Japan's FSA announced the plans to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. Accordingly, the FSA submitted legislation to the Diet on January 27, 2012 to extend the government's fiscal support framework, and the legislation was approved on March 30, 2012. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from 40 billion yen to 33 billion yen. Aflac Japan paid 2.2 billion yen in both 2015 and 2014 and 2.3 billion yen in 2013 for the policyholder protection fund.

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the years ended December 31, 2015, 2014 and 2013.
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

The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2015	2014
Aflac Japan net assets	$13,558	$14,665
Aflac Japan unhedged dollar-denominated net assets	(8,111)	(8,672)
Consolidated yen-denominated net assets (liabilities)	$5,447	$5,993

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $1.2 billion as of December 31, 2015, compared with $1.6 billion as of December 31, 2014.
Cash Flow Hedges

We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of December 31, 2015, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.

Fair Value Hedges

We have entered into foreign currency forwards and options to mitigate the foreign exchange risk associated with new investments in U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.

At times we have entered into interest rate swaptions to mitigate the interest rate risk associated with our U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31.
Liquidity Provided by Aflac to Parent Company

(In millions)	2015	2014	2013
Dividends declared or paid by Aflac	$2,393	$1,473	$962
Management fees paid by Aflac	255	267	292

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

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

In October 2015, the Parent Company and Aflac jointly entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of December 31, 2015, we did not have any borrowings outstanding under our $100 million credit agreement.

In September 2015, we amended and restated our 50.0 billion yen senior unsecured revolving credit facility agreement, due to expire in March 2018, pursuant to which the Parent Company and Aflac jointly entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and .0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of December 31, 2015, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of December 31, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2015. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2015. We translated our yen-denominated obligations using the December 31, 2015, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$69,687		$234,854	$7,813	$15,497	$15,475	$196,069
Unpaid policy claims liability (Note 7)(3)	3,802		3,802	2,504	693	303	302
Other policyholders' funds (Note 7)(3)	6,285		9,977	329	387	426	8,835
Long-term debt – principal (Note 9)	4,991		4,997	197	650	550	3,600
Long-term debt – interest (Note 9)	39		3,115	198	360	347	2,210
Cash collateral on loaned securities (Note 3)	941		941	941	0	0	0
Operating service agreements (Note 15)	N/A	(4)	362	114	130	118	0
Operating lease obligations (Note 15)	N/A	(4)	172	59	75	18	20
Capitalized lease obligations (Note 9)	20		20	6	9	4	1
Total contractual obligations	$85,765		$258,240	$12,161	$17,801	$17,241	$211,037
Liabilities for unrecognized tax benefits in the amount of $15 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2015.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $234,854 exceeds the corresponding liability amount of $69,687. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2015	2014	2013
Operating activities	$6,776	$6,550	$10,547
Investing activities	(4,897)	(4,241)	(11,091)
Financing activities	(2,187)	(147)	1,136
Exchange effect on cash and cash equivalents	0	(47)	(90)
Net change in cash and cash equivalents	$(308)	$2,115	$502

Operating Activities

Consolidated cash flow from operations increased 3.5% in 2015, compared with 2014. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2015	2014	2013
Aflac Japan	$5,285	$5,711	$9,410
Aflac U.S. and other operations	1,491	839	1,137
Total	$6,776	$6,550	$10,547

The decrease in Aflac Japan operating cash flows during 2015 and 2014 was largely due to a decline in the sales of the WAYS product which resulted in a reduced amount of cash received from discounted advance premiums.

Investing Activities

Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2015	2014	2013
Aflac Japan	$(4,147)	$(4,129)	$(10,293)
Aflac U.S. and other operations	(750)	(112)	(798)
Total	$(4,897)	$(4,241)	$(11,091)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 5% of the annual average investment portfolio of fixed maturities and perpetual securities available for sale during the year ended December 31, 2015, compared with 6% in 2014 and 16% in 2013.

Financing Activities

Consolidated cash used by financing activities was $2.2 billion in 2015 and $147 million in 2014, compared with cash provided by financing activities of $1.1 billion in 2013.

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

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen. In April 2015, the Parent Company used $1.0 billion of fixed-rate senior notes that were issued in March 2015 to redeem all of our $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes. We consider the make-whole payment a non-recurring transaction and therefore excluded this charge from operating earnings.

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. The net proceeds were used for general corporate purposes. In July 2014, we redeemed 28.7 billion yen of our fixed rate Samauri notes and 5.5 billion yen of our variable rate Samurai notes upon their maturity (a total of approximately $335 million using the exchange rate on the date of redemption).

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. We used part of these net proceeds for the debt redemptions in 2014. The balance of the net proceeds were used to repay or redeem, in whole or in part, the Parent Company’s $300 million senior notes that were due August 2015 and for general corporate purposes.

See Note 9 of the Notes to the Consolidated Financial Statements for further information on the debt issuances discussed above.

Cash returned to shareholders through dividends and treasury stock purchases was $2.0 billion in 2015, compared with $1.9 billion in 2014 and $1.4 billion in 2013.

See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the 364-day uncommitted bilateral line of credit entered into by the Parent Company and Aflac in October 2015 in the amount of $100 million; the five-year senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in September 2015 in the amount of 55 billion yen; and the $50 million uncommitted bilateral line of credit entered into by the Parent Company and Aflac in February 2015. As of December 31, 2015, no borrowings were outstanding under these lines of credit.

We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2015.

The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2015	2014	2013
Treasury stock purchases	$1,315	$1,210	$813
Number of shares purchased:
Open market	21,179	19,660	13,212
Other	247	157	222
Total shares purchased	21,426	19,817	13,434
Treasury Stock Issued

(In millions of dollars and thousands of shares)	2015	2014	2013
Stock issued from treasury:
Cash financing	$36	$33	$88
Noncash financing	64	65	65
Total stock issued from treasury	$100	$98	$153
Number of shares issued	1,770	1,763	3,254

Under share repurchase authorizations from our board of directors, we purchased 21.2 million shares of our common stock in the open market in 2015, compared with 19.7 million shares in 2014 and 13.2 million shares in 2013. In August 2015, Aflac's board of directors authorized the purchase of an additional 40 million shares of its common stock. As of December 31, 2015, a remaining balance of 48.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to purchase $1.4 billion of our common stock in 2016, largely front-end loaded in the first half of the year. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2015 of $1.58 per share increased 5.3% over 2014. The 2014 dividend paid of $1.50 per share increased 5.6% over 2013. The following table presents the dividend activity for the years ended December 31.

(In millions)	2015	2014	2013
Dividends paid in cash	$656	$654	$635
Dividends through issuance of treasury shares	26	26	25
Total dividends to shareholders	$682	$680	$660

In February 2016, the board of directors declared the first quarter 2016 cash dividend of $.41 per share. The dividend is payable on March 1, 2016, to shareholders of record at the close of business on February 16, 2016.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. The Nebraska Department of Insurance imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. Under Nebraska insurance law, prior approval of the Nebraska Department of Insurance is required for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. These regulatory limitations are not expected to affect the level of management fees or dividends paid by Aflac to the Parent Company. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company's other insurance subsidiaries, Aflac New York and CAIC.

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac's company action level RBC ratio was 933% as of December 31, 2015, compared with 945% at December 31, 2014. Aflac's RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2015, Aflac's total adjusted capital of $11.7 billion exceeded the company action level required capital and surplus of $1.3 billion by $10.4 billion. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2016 in excess of $2.3 billion would require such approval. See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. The NAIC considers its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework to be ongoing. The SMI has focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. Many of these key issues have been finalized and/or are near completion; however, the NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements and group supervision as well as risk-based capital.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market factors (such as interest rates), we have a senior unsecured revolving credit facility in the amount of 55 billion yen and a committed reinsurance facility in the amount of approximately 110 billion yen as capital contingency plans (see Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information). We have already undertaken measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM), which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available for sale. In the first quarter of 2015, Aflac Japan entered into a quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) As of December 31, 2015, Aflac Japan's SMR was 828%, compared with 857% at December 31, 2014.

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA), effective January 1, 2015. Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group. Aflac filed its ORSA report on November 20, 2015 with the Nebraska Department of Insurance.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2015	2014	2013
Aflac Japan management fees paid to Parent Company	$53	$39	$37
Expenses allocated to Aflac Japan (in dollars)	101	71	74
Aflac Japan profit remittances to Aflac U.S. (in dollars)	2,139	1,704	771
Aflac Japan profit remittances to Aflac U.S. (in yen)	259.0	181.4	76.8

In the fourth quarter of 2014, we began to increase the frequency of capital transfers from Japan to the United States to better manage cash flow. This capital repatriation is reflected in Aflac Japan's SMR as of December 31, 2015 and 2014.

We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 242.5 billion yen of profit repatriation received in 2015, resulting in $71 million of additional funds received when the yen were exchanged into dollars.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2015, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited Aflac Incorporated's (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
February 25, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 25, 2016

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2015		2014	2013
Revenues:
Net premiums, principally supplemental health insurance	$17,570		$19,072	$20,135
Net investment income	3,135		3,319	3,293
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(153)		(31)	(199)
Sales and redemptions	303		215	262
Derivative and other gains (losses)	(10)		31	336
Total realized investment gains (losses)	140		215	399
Other income (loss)	27		122	112
Total revenues	20,872		22,728	23,939
Benefits and expenses:
Benefits and claims, net	11,746		12,937	13,813
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,066		1,108	1,074
Insurance commissions	1,303		1,436	1,528
Insurance expenses	2,214		2,261	2,222
Interest expense	289		317	293
Other expenses	392	(1)	178	193
Total acquisition and operating expenses	5,264		5,300	5,310
Total benefits and expenses	17,010		18,237	19,123
Earnings before income taxes	3,862		4,491	4,816
Income tax expense:
Current	1,288		1,079	1,236
Deferred	41		461	422
Income taxes	1,329		1,540	1,658
Net earnings	$2,533		$2,951	$3,158
Net earnings per share:
Basic	$5.88		$6.54	$6.80
Diluted	5.85		6.50	6.76
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	430,654		451,204	464,502
Diluted	433,172		454,000	467,408
(1) Includes expense of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2015	2014	2013
Net earnings	$2,533	$2,951	$3,158
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	360	(1,455)	(1,588)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(2,534)	5,947	(2,362)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(61)	(54)	(56)
Unrealized gains (losses) on derivatives during period	0	(17)	(10)
Pension liability adjustment during period	(20)	(76)	157
Total other comprehensive income (loss) before income taxes	(2,255)	4,345	(3,859)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(901)	1,803	(581)
Other comprehensive income (loss), net of income taxes	(1,354)	2,542	(3,278)
Total comprehensive income (loss)	$1,179	$5,493	$(120)
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2015	2014
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $56,903 in 2015 and $55,365 in 2014)	$60,795	$61,407
Fixed maturities - consolidated variable interest entities (amortized cost $3,739 in 2015 and $3,020 in 2014)	4,554	4,166
Perpetual securities (amortized cost $1,586 in 2015 and $2,035 in 2014)	1,719	2,240
Perpetual securities - consolidated variable interest entities (amortized cost $255 in 2015 and $405 in 2014)	228	429
Equity securities (cost $117 in 2015 and $19 in 2014)	135	28
Equity securities - consolidated variable interest entities (cost $363 in 2015 and $0 in 2014)	363	0
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $37,520 in 2015 and $38,413 in 2014)	33,459	34,159
Fixed maturities - consolidated variable interest entities (fair value $0 in 2015 and $84 in 2014)	0	83
Other investments	294	171
Cash and cash equivalents	4,350	4,658
Total investments and cash	105,897	107,341
Receivables	705	842
Accrued investment income	768	762
Deferred policy acquisition costs	8,511	8,273
Property and equipment, at cost less accumulated depreciation	427	429
Other(1)	1,988	2,120
Total assets	$118,296	$119,767
(1) Includes $102 in 2015 and $106 in 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2015	2014
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$69,687	$65,646
Unpaid policy claims	3,802	3,630
Unearned premiums	7,857	8,626
Other policyholders’ funds	6,285	6,031
Total policy liabilities	87,631	83,933
Income taxes	4,340	5,293
Payables for return of cash collateral on loaned securities	941	2,193
Notes payable	5,011	5,282
Other(2)	2,665	4,719
Total liabilities	100,588	101,420
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2015 and 2014; issued 669,723 shares in 2015 and 668,132 shares in 2014	67	67
Additional paid-in capital	1,828	1,711
Retained earnings	24,007	22,156
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,196)	(2,541)
Unrealized gains (losses) on investment securities	2,986	4,672
Unrealized gains (losses) on derivatives	(26)	(26)
Pension liability adjustment	(139)	(126)
Treasury stock, at average cost	(8,819)	(7,566)
Total shareholders’ equity	17,708	18,347
Total liabilities and shareholders’ equity	$118,296	$119,767
(2) Includes $293 in 2015 and $318 in 2014 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2015	2014	2013
Common stock:
Balance, beginning of period	$67	$67	$67
Balance, end of period	67	67	67
Additional paid-in capital:
Balance, beginning of period	1,711	1,644	1,505
Exercise of stock options	43	29	50
Share-based compensation	36	(3)	32
Gain (loss) on treasury stock reissued	38	41	57
Balance, end of period	1,828	1,711	1,644
Retained earnings:
Balance, beginning of period	22,156	19,885	17,387
Net earnings	2,533	2,951	3,158
Dividends to shareholders ($1.58 per share in 2015, $1.50 per share in 2014 and $1.42 per share in 2013)	(682)	(680)	(660)
Balance, end of period	24,007	22,156	19,885
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,979	(563)	2,715
Unrealized foreign currency translation gains (losses) during period, net of income taxes	345	(1,036)	(1,838)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	(1,686)	3,637	(1,535)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	(14)	(7)
Pension liability adjustment during period, net of income taxes	(13)	(45)	102
Balance, end of period	625	1,979	(563)
Treasury stock:
Balance, beginning of period	(7,566)	(6,413)	(5,696)
Purchases of treasury stock	(1,315)	(1,210)	(813)
Cost of shares issued	62	57	96
Balance, end of period	(8,819)	(7,566)	(6,413)
Total shareholders’ equity	$17,708	$18,347	$14,620
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2015		2014	2013
Cash flows from operating activities:
Net earnings	$2,533		$2,951	$3,158
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	147		(7)	(8)
Increase in deferred policy acquisition costs	(241)		(225)	(404)
Increase in policy liabilities	3,524		3,614	6,806
Change in income tax liabilities	(36)		123	993
Realized investment (gains) losses	(140)		(215)	(399)
Other, net	989	(1)	309	401
Net cash provided (used) by operating activities	6,776		6,550	10,547
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	3,224		4,178	9,631
Fixed maturities matured or called	1,132		1,001	2,907
Perpetual securities sold	0		0	264
Perpetual securities matured or called	647		203	256
Equity securities sold	1		0	0
Securities held to maturity:
Fixed maturities matured or called	766		8,475	6,515
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(6,507)		(10,978)	(22,967)
Available-for-sale equity securities acquired	(454)		(5)	0
Held-to-maturity fixed maturities acquired	0		(3,564)	(6,756)
Other investments, net	(70)		272	(319)
Purchase of subsidiary	(40)		0	0
Settlement of derivatives, net	(2,119)		(636)	(1,624)
Cash received (pledged or returned) as collateral, net	(1,391)		(3,217)	1,037
Other, net	(86)		30	(35)
Net cash provided (used) by investing activities	(4,897)		(4,241)	(11,091)
Cash flows from financing activities:
Purchases of treasury stock	(1,315)		(1,210)	(813)
Proceeds from borrowings	998		750	700
Principal payments under debt obligations	(1,272)		(335)	0
Dividends paid to shareholders	(656)		(654)	(635)
Change in investment-type contracts, net	256		1,253	1,790
Treasury stock reissued	36		33	88
Other, net	(234)	(1)	16	6
Net cash provided (used) by financing activities	(2,187)		(147)	1,136
Effect of exchange rate changes on cash and cash equivalents	0		(47)	(90)
Net change in cash and cash equivalents	(308)		2,115	502
Cash and cash equivalents, beginning of period	4,658		2,543	2,041
Cash and cash equivalents, end of period	$4,350		$4,658	$2,543
Supplemental disclosures of cash flow information:
Income taxes paid	$996		$1,416	$754
Interest paid	236		241	210
Noncash interest	53		76	82
Impairment losses included in realized investment losses	153		31	199
Noncash financing activities:
Capital lease obligations	6		9	0
Treasury stock issued for:
Associate stock bonus	35		35	36
Shareholder dividend reinvestment	26		26	25
Share-based compensation grants	3		4	4
(1) Operating activities excludes and financing activities includes a cash outflow of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% of the Company's total revenues in 2015, compared with 72% in 2014 and 74% in 2013. The percentage of the Company's total assets attributable to Aflac Japan was 83% at December 31, 2015, compared with 82% at December 31, 2014.

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

Prior to October 1, 2013, Aflac Japan maintained an investment portfolio of U.S. dollar-denominated securities on behalf of Aflac U.S., which served as an economic currency hedge of a portion of our investment in Aflac Japan. The functional currency for these investments was the U.S. dollar. The related investment income and realized/unrealized investment gains and losses were denominated in U.S. dollars. Since the functional currency of this portfolio was the U.S. dollar, there was no translation adjustment to record in other comprehensive income for these investments when the yen/dollar exchange rate changed. The foreign exchange gains and losses related to this portfolio continue to be taxable in Japan and the U.S. when the securities matured or were sold. Until maturity or sale, deferred tax expense or benefit associated with the foreign exchange gains or losses is recognized in income tax expense on other comprehensive income. As of October 1, 2013, these investments were transferred into the Aflac Japan investment portfolio. These investments began to have remeasurement and translation effects recorded in other comprehensive income in the fourth quarter of 2013.

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

We have investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. We are the primary beneficiary of certain VIEs. While the VIEs generally operate within a defined set of documents, there are certain powers that are retained by us that are considered significant in our conclusion that we are the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral or, for collateralized debt obligations (CDOs), the reference credits to include in the structure; the ability to obtain the underlying collateral in the event of default; and the ability to appoint or dismiss key parties in the structure. In particular, our powers surrounding the underlying collateral were the most significant powers since those most significantly impact the economics of the VIE. We have no obligation to provide any continuing financial support to any of the entities in which we are the primary beneficiary. Our maximum loss is limited to our original investment. Neither we nor any of our creditors have the ability to obtain the underlying collateral, nor do we have control over the instruments in the VIEs, unless there is an event of default. For those entities where we are the primary beneficiary, the assets consolidated are fixed-maturity securities, perpetual securities, equity securities, and derivative instruments; collateral is reported separately under the captions fixed maturities- and perpetual securities- consolidated variable interest entities on our balance sheet.

For the mortgage- and asset-backed securities held in our fixed maturities portfolio, we recognize income using a constant effective yield, which is based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in mortgage- and asset-backed securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income.

We use the specific identification method to determine the gain or loss from securities transactions and report the realized gain or loss in the consolidated statements of earnings. Securities transactions are accounted for based on values as of the trade date of the transaction.

An investment in a fixed maturity, perpetual security or equity security is impaired if the fair value falls below book value. We regularly review our entire investment portfolio for declines in value. Our fixed maturities and investment-grade perpetual securities investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investments. The determination of the amount of impairments under this model is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.
The determination of whether an impairment in value of our debt securities is other than temporary is based largely on our evaluation of the issuer's creditworthiness. We must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include the overall level of interest rates, credit spreads, the credit quality of the underlying issuer, and other factors. This process requires consideration of risks which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk.
If, after monitoring and analyses, management believes that fair value will not recover to amortized cost prior to the disposal of the security, we recognize an other-than-temporary impairment of the security. Once a security is considered to be other-than-temporarily impaired, the impairment loss is separated into two separate components: the portion of the impairment related to credit and the portion of the impairment related to factors other than credit. We recognize a charge to earnings for the credit-related portion of other-than-temporary impairments. Impairments related to factors other than credit are charged to earnings in the event we intend to sell the security prior to the recovery of its amortized cost or if it is more likely than not that we would be required to dispose of the security prior to recovery of its amortized cost; otherwise, non-credit-related other-than-temporary impairments are charged to other comprehensive income.

Our investments in perpetual securities that are rated below investment grade and equity securities are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security's decline in fair value coupled with the length of time the fair value of the security has been below amortized cost and the financial condition and near-term prospects of the issuer. For equity securities that have declines in value that are deemed to be temporary, we make an assertion as to our ability and intent to retain the security until recovery. Once identified, these equity securities are restricted from trading unless authorized based upon events that could not have been foreseen at the time we asserted our ability and intent to retain the security until recovery.

If management believes that the equity security will not recover prior to the disposal of the security, we recognize an other-than-temporary impairment of the security. Once an equity security is considered to be other-than-temporarily impaired, its fair value on that date becomes the new cost basis and the impairment loss is recognized in earnings.

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

Other investments include policy loans, middle market loans, and other short-term investments with maturities of one year or less, but greater than 90 days, at the time of purchase and are stated at amortized cost, which approximates estimated fair value. We invest in middle market loans through participation rights that are accounted for as loan receivables and recorded at amortized cost on the acquisition date. Since we have the intent and ability to hold these loan receivables for the foreseeable future or until they mature, they are considered held for investment and are carried at adjusted amortized cost in the other investments line on our consolidated balance sheets. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date.

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, foreign currency swaps, credit default swaps (CDSs), foreign currency forwards, foreign currency options, and options on interest rate swaps (or interest rate swaptions). Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Foreign currency forwards and options are used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio. Foreign currency forwards and options are used to hedge certain portions of forecasted cash flows denominated in yen. Interest rate swaps are used to hedge the variability of interest cash flows associated with our variable interest rate notes. Cross-currency interest rate swaps, also referred to as foreign currency swaps, are used to economically convert certain U.S. dollar-denominated note obligations into yen-denominated principal and interest obligations. Interest rate swaptions have been used to hedge interest rate risk for certain U.S. dollar-denominated available-for-sale securities. We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions.

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

For those relationships where we seek hedge accounting, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions. This process includes linking derivatives and non-derivative financial instruments that are designated as hedges to specific assets or liabilities on the balance sheet. We also assess, both at inception and on an ongoing basis, whether the derivatives and non-derivative financial instruments used in hedging activities are highly effective in offsetting changes in fair values or cash flows of the hedged items. The assessment of hedge effectiveness determines the accounting treatment of noncash changes in fair value.

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

We have designated the majority of the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes and yen-denominated loans) as non-derivative hedges and designated certain derivatives as hedges of the foreign currency exposure to our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. Should these designated net investment hedge positions exceed our net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds our investment in Aflac Japan would be recognized in current earnings within derivative and other gains (losses).

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

As discussed in the Translation of Foreign Currencies section above, Aflac Japan maintains certain dollar-denominated investments that, prior to October 1, 2013, did not have any foreign currency translation adjustments recognized in other comprehensive income. However, the deferred tax expense or benefit associated with foreign exchange gains or losses on these investments is recognized in other comprehensive income (loss) until the securities mature or are sold. Total income tax expense (benefit) related to items of other comprehensive income (loss) included a deferred tax expense of $614 million in 2013 for these U.S. dollar-denominated investments. Excluding these amounts from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 31% in 2013.

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Statement - Extraordinary and Unusual Items - Simplifying income statement presentation by eliminating the concept of extraordinary items: In January 2015, the FASB issued updated guidance that eliminates from U.S. GAAP the concept of extraordinary items. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. The amendments in this updated guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We adopted this guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Receivables - Troubled debt restructurings by creditors - classification of certain government-guaranteed mortgage loans upon foreclosure: In August 2014, the FASB issued updated guidance for troubled debt restructurings affecting creditors that hold government guaranteed mortgage loans. The guidance requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. We adopted the guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

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

Receivables - Troubled debt restructurings by creditors - Reclassification of residential real estate collateralized consumer mortgage loans upon foreclosure: In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. We adopted the guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists: In July 2013, the FASB issued guidance to amend the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  We adopted this guidance as of January 1, 2014. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

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

Disclosures about offsetting assets and liabilities: In December 2011, the FASB issued guidance to amend the disclosure requirements about offsetting assets and liabilities. The new guidance clarifies the FASB's intent concerning the application of existing offsetting disclosure requirements. Entities are required to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions when those activities are subject to an agreement similar to a master netting arrangement. The scope of this guidance was clarified and revised in January 2013 to apply to derivatives, repurchase agreements, reverse repurchase agreements, securities borrowing and securities lending arrangements. We adopted this guidance as of January 1, 2013. The adoption of this guidance impacted our financial statement disclosures, but it did not have an impact on our financial position or results of operations.

Fees paid to the federal government by health insurers: In July 2011, the FASB issued guidance on the accounting for fees owed by health insurers as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, which imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable by September 30 of the applicable calendar year once the entity provides health insurance for any U.S. health risk in that year. The accounting guidance specifies that the liability for the fee should be estimated and recorded in full in the applicable calendar year in which the fee is payable. We adopted this guidance as of January 1, 2014. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Accounting Pronouncements Pending Adoption

Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require that equity investments be measured at fair value with changes recognized in net income; that changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option be recognized in other comprehensive income; and that entities would make the assessment of the ability to realize a deferred tax asset (DTA) related to an available-for-sale (AFS) debt security in combination with the entity's other DTAs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the own credit provision if an entity has elected to measure a liability at fair value. We are evaluating whether the adoption of this guidance will have a significant impact on our financial position, results of operations or disclosures.

Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments: In September 2015, the FASB issued guidance requiring that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. In the same period’s financial statements, the acquirer is required to record income effects of the adjustments as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendment is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2015. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

Fair Value Measurement - Disclosures for investments in certain entities that calculate net asset value per share (or its equivalent): In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendments should be applied retrospectively to all periods presented whereby an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. The adoption of this guidance will not have a significant impact on our financial position, results of operations, or disclosures.

Financial Services - Insurance - Disclosures about Short-Duration Contracts: In May 2015, the FASB issued updated guidance requiring enhanced disclosures by all insurance entities that issue short-duration contracts. The amendments require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities and expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The amendments are effective for public business entities for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early application of the amendments is permitted. The adoption of this guidance will not have a significant impact on our financial position or results of operations.

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

Consolidation - Amendments to the consolidation analysis: In February 2015, the FASB issued updated guidance that affects evaluation of whether limited partnerships and similar legal entities (limited liability corporations and securitization structures, etc.) are VIEs, evaluation of whether fees paid to a decision maker or a service provider are a variable interest, and evaluation of the effect of fee arrangements and the effect of related parties on the determination of the primary beneficiary under the VIE model for consolidation. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnership and similar legal entities that provide partners with either substantive kick-out rights or substantive participating rights over the general partner will now be evaluated under the voting interest model rather than the VIE model for consolidation. In situations where no single party has a controlling financial interest in a VIE, the related party relationships under common control should be considered in their entirety in determining whether that common control group has a controlling financial interest in the VIE. The amendments in the updated guidance are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted, including adoption in an interim period. The adoption of this guidance will result in a reduction to the number of our investments that meet the definition of a VIE and will also reduce the number of VIEs required to be disclosed within our financial statements. The adoption of this guidance will impact our footnote disclosures, but will not have a significant impact on our financial position or results of operations.

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
The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. Operating business segments that are not individually reportable and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in the "Other business segments" category.

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

(In millions)	2015		2014	2013
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$4,933		$5,596	$6,123
Medical and other health	3,092		3,770	4,282
Life insurance	4,021		4,495	4,577
Net investment income	2,436		2,662	2,651
Other income	31		32	55
Total Aflac Japan	14,513		16,555	17,688
Aflac U.S.:
Net earned premiums:
Accident/disability	2,391		2,303	2,284
Cancer	1,293		1,279	1,283
Other health	1,395		1,371	1,334
Life insurance	268		258	252
Net investment income	678		645	632
Other income	8		3	6
Total Aflac U.S.	6,033		5,859	5,791
Other business segments	225		43	49
Total business segment revenues	20,771		22,457	23,528
Realized investment gains (losses) (1)	55		171	389
Corporate	282		281	302
Intercompany eliminations	(201)		(248)	(308)
Other non-operating income (loss)	(35)	(2)	67	28
Total revenues	$20,872		$22,728	$23,939
(1) Excluding a gain of $85 in 2015, $44 in 2014 and $10 in 2013 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $20 related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. The loss was offset by derivative gains included in realized investment gains (losses).

(In millions)	2015		2014	2013
Pretax earnings:
Aflac Japan	$3,175		$3,458	$3,628
Aflac U.S.	1,101		1,073	1,038
Other business segments	14		(2)	(1)
Total business segment pretax operating earnings	4,290		4,529	4,665
Interest expense, noninsurance operations	(146)		(198)	(198)
Corporate and eliminations	(71)		(78)	(68)
Pretax operating earnings	4,073		4,253	4,399
Realized investment gains (losses) (1)	55		171	389
Other non-operating income (loss)	(266)	(2),(3)	67	28
Total earnings before income taxes	$3,862		$4,491	$4,816
Income taxes applicable to pretax operating earnings	$1,403		$1,456	$1,512
Effect of foreign currency translation on operating earnings	(198)		(117)	(357)
(1) Excluding a gain of $85 in 2015, $44 in 2014 and $10 in 2013 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $20 related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in realized investment gains (losses).
(3) Includes expense of $230 for the make-whole payment associated with the early extinguishment of debt

Assets as of December 31 were as follows:

(In millions)	2015	2014	2013
Assets:
Aflac Japan	$97,646	$98,525	$102,973
Aflac U.S.	18,537	18,383	16,112
Other business segments	188	128	155
Total business segment assets	116,371	117,036	119,240
Corporate	23,415	24,636	19,909
Intercompany eliminations	(21,490)	(21,905)	(17,842)
Total assets	$118,296	$119,767	$121,307

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2015	2014	2013
Statements of Earnings:
Weighted-average yen/dollar exchange rate	120.99	105.46	97.54
Yen percent strengthening (weakening)	(12.8)%	(7.5)%	(18.2)%
Exchange effect on pretax operating earnings (in millions)	$(288)	$(180)	$(534)

	2015	2014
Balance Sheets:
Yen/dollar exchange rate at December 31	120.61	120.55
Yen percent strengthening (weakening)	(.05)%	(12.6)%
Exchange effect on total assets (in millions)	$(36)	$(10,706)
Exchange effect on total liabilities (in millions)	(41)	(12,025)

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2015	2014	2013
Management fees	$53	$39	$37
Allocated expenses	101	71	74
Profit repatriation	2,139	1,704	771
Total transfers from Aflac Japan	$2,293	$1,814	$882

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

(In millions)	2015	2014
Property and equipment:
Land	$166	$168
Buildings	400	393
Equipment and furniture	329	305
Total property and equipment	895	866
Less accumulated depreciation	468	437
Net property and equipment	$427	$429

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2015, $257 million, or 36.4% of total receivables, were related to Aflac Japan's operations, compared with $386 million, or 45.8%, at December 31, 2014.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2015	2014	2013
Fixed-maturity securities	$3,094	$3,249	$3,210
Perpetual securities	114	141	153
Equity securities and other	18	7	7
Short-term investments and cash equivalents	4	2	1
Gross investment income	3,230	3,399	3,371
Less investment expenses	95	80	78
Net investment income	$3,135	$3,319	$3,293

Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,293	$1,862	$0	$19,155
Municipalities	128	9	0	137
Mortgage- and asset-backed securities	322	33	0	355
Public utilities	1,400	210	10	1,600
Sovereign and supranational	791	180	0	971
Banks/financial institutions	2,321	325	105	2,541
Other corporate	3,337	448	33	3,752
Total yen-denominated	25,592	3,067	148	28,511
Dollar-denominated:
U.S. government and agencies	110	11	0	121
Municipalities	926	151	6	1,071
Mortgage- and asset-backed securities	200	27	0	227
Public utilities	5,464	636	221	5,879
Sovereign and supranational	331	105	0	436
Banks/financial institutions	2,865	634	21	3,478
Other corporate	25,154	1,774	1,302	25,626
Total dollar-denominated	35,050	3,338	1,550	36,838
Total fixed maturities	60,642	6,405	1,698	65,349
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,581	143	93	1,631
Other corporate	183	22	0	205
Dollar-denominated:
Banks/financial institutions	77	35	1	111
Total perpetual securities	1,841	200	94	1,947
Equity securities:
Yen-denominated	472	19	4	487
Dollar-denominated	8	3	0	11
Total equity securities	480	22	4	498
Total securities available for sale	$62,963	$6,627	$1,796	$67,794

	2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,004	$3,387	$0	$23,391
Municipalities	341	74	0	415
Mortgage- and asset-backed securities	36	2	0	38
Public utilities	3,092	205	94	3,203
Sovereign and supranational	2,555	182	26	2,711
Banks/financial institutions	4,431	168	53	4,546
Other corporate	3,000	260	44	3,216
Total yen-denominated	33,459	4,278	217	37,520
Total securities held to maturity	$33,459	$4,278	$217	$37,520

	2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,341	$1,740	$0	$19,081
Municipalities	88	9	0	97
Mortgage- and asset-backed securities	351	35	0	386
Public utilities	1,691	226	5	1,912
Sovereign and supranational	799	163	0	962
Banks/financial institutions	2,752	325	189	2,888
Other corporate	3,479	531	48	3,962
Total yen-denominated	26,501	3,029	242	29,288
Dollar-denominated:
U.S. government and agencies	100	17	0	117
Municipalities	961	201	2	1,160
Mortgage- and asset-backed securities	185	31	0	216
Public utilities	5,061	960	36	5,985
Sovereign and supranational	343	111	0	454
Banks/financial institutions	2,943	775	8	3,710
Other corporate	22,291	2,682	330	24,643
Total dollar-denominated	31,884	4,777	376	36,285
Total fixed maturities	58,385	7,806	618	65,573
Perpetual securities:
Yen-denominated:
Banks/financial institutions	2,132	223	92	2,263
Other corporate	183	48	0	231
Dollar-denominated:
Banks/financial institutions	125	50	0	175
Total perpetual securities	2,440	321	92	2,669
Equity securities:
Yen-denominated	10	7	0	17
Dollar-denominated	9	2	0	11
Total equity securities	19	9	0	28
Total securities available for sale	$60,844	$8,136	$710	$68,270

	2014
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,023	$3,195	$0	$23,218
Municipalities	346	71	0	417
Mortgage- and asset-backed securities	43	3	0	46
Public utilities	3,342	281	20	3,603
Sovereign and supranational	2,556	272	14	2,814
Banks/financial institutions	4,932	231	78	5,085
Other corporate	3,000	326	12	3,314
Total yen-denominated	34,242	4,379	124	38,497
Total securities held to maturity	$34,242	$4,379	$124	$38,497

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the third and fourth quarters of 2015, we increased our investment in yen-denominated publicly traded equity securities, including new investments in exchange traded funds (ETFs) holding Japan real estate investment trusts. These securities are classified as available for sale and carried on our balance sheet at fair value. As of December 31, 2015, the fair value of our investment in yen-denominated publicly traded equity securities was $485 million.

During 2015, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During 2014, we reclassified three investments from the held-to-maturity category to the available-for-sale category as a result of the issuers being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $424 million and an aggregate unrealized loss of $54 million. During 2013, we reclassified two investments from the held-to-maturity category to the available-for-sale category as a result of the issuer being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $492 million and an aggregate unrealized loss of $153 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$130	$142	$23	$24
Due after one year through five years	2,617	2,984	648	709
Due after five years through 10 years	11,543	11,642	2,105	2,177
Due after 10 years	33,608	37,112	9,049	9,569
Mortgage- and asset-backed securities	372	424	35	43
Total fixed maturities available for sale	$48,270	$52,304	$11,860	$12,522
Held to maturity:
Due in one year or less	316	320	0	0
Due after one year through five years	1,692	1,775	0	0
Due after five years through 10 years	1,613	1,732	0	0
Due after 10 years	29,802	33,655	0	0
Mortgage- and asset-backed securities	36	38	0	0
Total fixed maturities held to maturity	$33,459	$37,520	$0	$0

At December 31, 2015, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $512 million at amortized cost and $523 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2015, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$301	$282	$0	$0
Due after one year through five years	292	315	0	0
Due after 10 years	1,209	1,293	39	57
Total perpetual securities available for sale	$1,802	$1,890	$39	$57

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2015			2014
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$36,859	$42,025	A	$37,021	$41,878
(1)JGBs or JGB-backed securities
Banks and Financial Institutions

One of our largest investment sector concentrations as of December 31, 2015, was banks and financial institutions. Within the countries we approve for investment opportunities, we primarily invest in financial institutions that are strategically crucial to each approved country's economy. The bank and financial institution sector is a highly regulated industry and plays a strategic role in the global economy.

Our total investments in the bank and financial institution sector as of December 31, including those classified as perpetual securities, were as follows:

	2015		2014
	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio	Total Investments in Banks and Financial Institutions Sector (in millions)	Percentage of Total Investment Portfolio
Fixed maturities:
Amortized cost	$9,617	10%	$10,627	11%
Fair value	10,565	10	11,683	11
Perpetual securities:
Upper Tier II:
Amortized cost	$1,217	1%	$1,554	2%
Fair value	1,265	1	1,645	1
Tier I:
Amortized cost	441	0	703	1
Fair value	477	0	793	1
Total:
Amortized cost	$11,275	11%	$12,884	14%
Fair value	12,307	11	14,121	13

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2015	2014	2013
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$224	$192	$316
Gross losses from sales	(8)	(12)	(87)
Net gains (losses) from redemptions	52	34	34
Other-than-temporary impairment losses	(152)	(31)	(128)
Held to maturity:
Net gains (losses) from redemptions	0	1	0
Total fixed maturities	116	184	135
Perpetual securities:
Available for sale:
Gross losses from sales	0	0	(1)
Net gains (losses) from redemptions	35	0	0
Other-than-temporary impairment losses	0	0	(70)
Total perpetual securities	35	0	(71)
Equity securities:
Other-than-temporary impairment losses	(1)	0	(1)
Total equity securities	(1)	0	(1)
Derivatives and other:
Derivative gains (losses)	(10)	31	326
Other	0	0	10
Total derivatives and other	(10)	31	336
Total realized investment gains (losses)	$140	$215	$399

Other-than-temporary Impairment

The majority of our fixed maturity and perpetual security investments are evaluated for other-than-temporary impairment using our debt impairment model. Our debt impairment model focuses on the ultimate collection of the cash flows from our investments and whether we have the intent to sell or if it is more likely than not we would be required to sell the security prior to recovery of its amortized cost. The fair values of our fixed maturity and perpetual security investments fluctuate based on changes in interest rates, foreign exchange, and credit spreads in the global financial markets. Fair values can also be heavily influenced by the values of the assets of the issuer and expected ultimate recovery values upon a default, bankruptcy or other financial restructuring. Credit spreads are most impacted by the general credit environment and global market liquidity. Interest rates are driven by numerous factors including, but not limited to, supply and demand, governmental monetary actions, expectations of inflation and economic growth. We believe that fluctuations in the fair values of our investment securities related to general changes in the level of credit spreads or interest rates have little bearing on underlying credit quality of the issuer, and whether our investment is ultimately recoverable. Generally, we consider such declines in fair values to be temporary even in situations where an investment remains in an unrealized loss position for an extended period of time.

In the course of our review process, we may determine that it is unlikely that our fixed maturity or perpetual security investment will recover in value within an acceptable time frame. Factors which may influence this determination include the severity of the price decline, the length of time the price has been impaired, if the price decline was driven by issuer credit deterioration, and our view of the likelihood of the security defaulting or otherwise being subject to an unfavorable restructuring. In those cases where we believe the security will not recover in price within an acceptable period of time, we consider such a decline in the investment's fair value, to the extent it is below the investment's cost or amortized cost, to be an other-than-temporary impairment of the investment and reduce the book value of the investment to its fair value.

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

Our investments in perpetual securities that are rated below investment grade and equity securities are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below cost or amortized cost and the financial condition and near-term prospects of the issuer. For equity securities, we also verify our intent to hold the securities until they recover in value. The fair value of our investments in equity securities may decline for various reasons, such as general market conditions which reflect prospects for the economy as a whole, or due to specific information pertaining to an industry or an individual company. For those equity securities evaluated for impairment under the equity impairment model that are in an unrealized loss position, if we believe the security will not recover in price within an acceptable period of time, or we do not have the intent to hold until recovery, we will record an other-than-temporary impairment of the investment and reduce the cost of the investment to its fair value on that date.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process for the years ended December 31.

(In millions)	2015	2014	2013
Perpetual securities	$0	$0	$70
Corporate bonds	17	31	102
Bank/financial institution bonds	135	0	0
Sovereign and supranational	0	0	26
Equity securities	1	0	1
Total other-than-temporary impairment losses realized (1)	$153	$31	$199
(1) Includes $131 and $45 for the years ended December 31, 2015 and 2013, respectively, for credit-related impairments; $26 for the year ended December 31, 2013 for impairments due to severity and duration of decline in fair value; and $22, $31 and $128 for the years ended December 31, 2015, 2014 and 2013, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2015	2014	2013
Changes in unrealized gains (losses):
Fixed maturities:
Available for sale	$(2,481)	$5,629	$(2,281)
Transferred to held to maturity	0	(10)	(9)
Perpetual securities:
Available for sale	(123)	269	(129)
Equity securities	9	5	1
Total change in unrealized gains (losses)	$(2,595)	$5,893	$(2,418)

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2015	2014
Unrealized gains (losses) on securities available for sale	$4,831	$7,426
Deferred income taxes	(1,845)	(2,754)
Shareholders’ equity, unrealized gains (losses) on investment securities	$2,986	$4,672

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$80	$6	$80	$6	$0	$0
Public utilities:
Dollar-denominated	2,127	221	1,689	132	438	89
Yen-denominated	1,487	104	1,062	73	425	31
Sovereign and supranational:
Yen-denominated	580	26	385	13	195	13
Banks/financial institutions:
Dollar-denominated	366	21	348	11	18	10
Yen-denominated	2,350	158	1,147	14	1,203	144
Other corporate:
Dollar-denominated	13,430	1,302	11,068	770	2,362	532
Yen-denominated	1,151	77	343	5	808	72
Total fixed maturities	21,571	1,915	16,122	1,024	5,449	891
Perpetual securities:
Dollar-denominated	6	1	0	0	6	1
Yen-denominated	645	93	216	12	429	81
Total perpetual securities	651	94	216	12	435	82
Equity securities:
Yen-denominated	191	4	191	4	0	0
Total equity securities	191	4	191	4	0	0
Total	$22,413	$2,013	$16,529	$1,040	$5,884	$973

	2014
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$75	$2	$53	$1	$22	$1
Public utilities:
Dollar-denominated	1,001	36	164	7	837	29
Yen-denominated	805	25	98	1	707	24
Sovereign and supranational:
Yen-denominated	359	14	0	0	359	14
Banks/financial institutions:
Dollar-denominated	205	8	53	5	152	3
Yen-denominated	1,828	267	166	0	1,662	267
Other corporate:
Dollar-denominated	8,072	330	1,901	62	6,171	268
Yen-denominated	1,151	60	122	2	1,029	58
Total fixed maturities	13,496	742	2,557	78	10,939	664
Perpetual securities:
Yen-denominated	783	92	194	5	589	87
Total perpetual securities	783	92	194	5	589	87
Total	$14,279	$834	$2,751	$83	$11,528	$751
Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our fixed income or perpetual securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal. The unrealized losses on our investments in equity securities are primarily related to general market conditions which reflect prospects for the economy as a whole or due to specific information pertaining to an industry or an individual company.

For any significant declines in fair value of our fixed income or perpetual securities, we perform a more focused review of the related issuers' credit profile. For corporate issuers, we evaluate their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, we analyze all sources of credit support, including issuer-specific factors. We utilize information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. We also consider ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security we own including seniority in the issuer's capital structure, covenant predictions, or other relevant features. From these reviews, we evaluate the issuers' continued ability to service our investment through payment of interest and principal.

For any significant declines in fair value of our equity securities, we review the severity of the security’s decline in fair value coupled with the length of time the fair value of the security has been below cost. We also perform a more focused review of the financial condition and near-term prospects of the issuer, and determine whether we have the intent to hold the securities until they recover in value.

The following table provides more information on our unrealized loss position on fixed maturities and perpetual securities as of December 31.

	2015			2014
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Public utilities	16%	16%	93%	13%	7%	100%
Sovereign and supranational	3	1	100	3	2	100
Banks/financial institutions	12	9	59	14	33	31
Other corporate	66	69	86	65	47	88
Total fixed maturities	97%	95%		95%	89%
Perpetual securities	3	5	100	5	11	100
Total	100%	100%		100%	100%

Assuming no credit-related factors, unrealized gains and losses are expected to diminish as investments near maturity. Based on our credit analysis, we believe that the issuers of our investments in the sectors shown in the table above have the ability to service their obligations to us.

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

Details of our holdings of perpetual securities as of December 31 were as follows:

Perpetual Securities

		2015			2014
(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Upper Tier II:
	A	$31	$41	$10	$61	$87	$26
	BBB	1,023	993	(30)	1,330	1,333	3
	BB or lower	163	231	68	163	225	62
Total Upper Tier II		1,217	1,265	48	1,554	1,645	91
Tier I:
	BBB	395	408	13	519	556	37
	BB or lower	46	69	23	184	237	53
Total Tier I		441	477	36	703	793	90
Other subordinated - non-banks:
	BB or lower	183	205	22	183	231	48
Total		$1,841	$1,947	$106	$2,440	$2,669	$229

Assuming no credit-related factors develop, as investments near maturity, the unrealized gains or losses are expected to diminish. Based on our credit analysis, we believe that the issuers of our investments in these sectors have the ability to service their obligations to us. Perpetual securities that had an amortized cost of $599 million and fair value of $630 million at December 31, 2014 matured or were called during 2015.

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

VIEs - Consolidated

The following table presents the cost or amortized cost, fair value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported as of December 31.
Investments in Consolidated Variable Interest Entities

	2015		2014
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$3,739	$4,554	$3,020	$4,166
Perpetual securities, available for sale	255	228	405	429
Fixed maturities, held to maturity	0	0	83	84
Equity securities	363	363	0	0
Other assets	102	102	106	106
Total assets of consolidated VIEs	$4,459	$5,247	$3,614	$4,785
Liabilities:
Other liabilities	$293	$293	$318	$318
Total liabilities of consolidated VIEs	$293	$293	$318	$318

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt, equity, and perpetual securities and foreign currency, and/or CDSs, as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans (bank loans) and certain equity securities through unit trust structures, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

We invest in bank loans through unit trust structures in which we are the only investor, requiring us to consolidate these trusts. These bank loans are classified as available-for-sale fixed-maturity securities in the financial statements. As of December 31, 2015, the amortized cost and fair value of our bank loan investments was $1.4 billion. As of December 31, 2014, the amortized cost and fair value of our bank loan investments was $501 million and $579 million, respectively. During the fourth quarter of 2015, we invested in yen-denominated public equities through a unit trust structure in which we are the only investor, requiring us to consolidate the trust under U.S. GAAP. These equities are classified as available-for-sale in the financial statements. As of December 31, 2015, the amortized cost and fair value of these equities was $363 million.

We are exposed to credit losses within our CDO that could result in principal losses to our investment. However, we have mitigated the risk of credit loss through the structure of the VIE, which contractually requires the subordinated tranches within the VIE to absorb the majority of the expected losses from the underlying credit default swaps. We currently own only senior mezzanine CDO tranches. Based on our statistical analysis models and the current subordination levels in our CDO, the VIE can sustain a reasonable number of defaults in the underlying reference entities in the CDS with no loss to our investment.

VIEs - Not Consolidated

The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported as of December 31.

Investments in Variable Interest Entities Not Consolidated

	2015		2014
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$5,536	$6,027	$6,104	$6,937
Perpetual securities, available for sale	249	253	324	330
Fixed maturities, held to maturity	2,477	2,636	2,564	2,829
Total investments in VIEs not consolidated	$8,262	$8,916	$8,992	$10,096

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 169 separate issuers with an average credit rating of BBB.

Loans and Loan Receivables

Middle Market Loans

As of December 31, 2015, our investment in middle market loan receivables was $118 million, of which $53 million was unfunded, while the associated allowance for expected losses was immaterial. As of December 31, 2015, we had commitments of $182 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

Commercial Mortgage Loans

During the fourth quarter of 2015, we initiated our commercial mortgage loan investment program. As of December 31, 2015, we had not yet funded any commercial mortgage loans. Once funded, we intend to classify our commercial mortgage loans as held-for-investment, and we will carry them on the balance sheet at amortized cost less an estimated allowance for loan losses. Our commercial mortgage loan allowance for losses will be established using both specific and general allowances. The specific allowance will be used on an individual loan basis for those impaired loans where we expect to incur a loss. The general allowance will be used for loans grouped by similar risk characteristics where a property-specific or market-specific risk has not been identified, but for which we expect to incur a loss. As of December 31, 2015, we had $10 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded.

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

Details of our securities lending activities as of December 31 were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
2015
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$0	$499	$499
Public utilities	108	0	108
Banks/financial institutions	13	0	13
Other corporate	321	0	321
Total borrowings	$442	$499	$941
Gross amount of recognized liabilities for securities lending transactions			$941
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2015 and 2014, respectively.

Certain fixed-maturity securities have been pledged as collateral as part of derivative transactions. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2015, debt securities with a fair value of $15 million were on deposit with regulatory authorities in the United States (including U.S. territories) and Japan. We retain ownership of all securities on deposit and receive the related investment income.

For general information regarding our investment accounting policies, see Note 1.

4.  DERIVATIVE INSTRUMENTS
Our freestanding derivative financial instruments consist of: (1) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; (3) foreign currency forwards and options used to hedge foreign exchange risk from our net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or we elect not to designate them as an accounting hedge. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated our yen-denominated Samurai and Uridashi notes and yen-denominated loans as non-derivative hedging instruments for this net investment hedge.

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

Foreign currency forwards and options with short-term maturities are executed for the Aflac Japan segment in order to hedge the currency risk on the fair value of certain fixed-maturity U.S. dollar-denominated securities. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with U.S. dollar-denominated investments supporting yen-denominated liabilities.

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

Interest rate swaptions are options on interest rate swaps. Interest rate collars are combinations of two swaption positions and are executed in order to hedge certain U.S. dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. We use collars to protect against significant changes in the fair value associated with interest rate changes of our U.S. dollar-denominated available-for-sale securities. In order to maximize the efficiency of the collars while minimizing cost, we set the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg’.

Periodically, depending on general economic conditions, we may enter into other derivative transactions.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. As of December 31, 2015, there were 15 counterparties to our derivative agreements, with five comprising 63% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings as of December 31:

	2015			2014
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$2,187	$166	$(35)	$1,098	$39	$(36)
A	19,940	510	(336)	22,564	763	(2,387)
Total	$22,127	$676	$(371)	$23,662	$802	$(2,423)

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

The fair value of the collateral posted by us to third parties for derivative transactions was $20 million at December 31, 2015, which consisted of $17 million of pledged securities and $3 million of cash, compared with $1.6 billion at December 31, 2014, which consisted entirely of pledged securities. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $26 million and $2.1 billion as of December 31, 2015 and 2014, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2015, we estimate that we would be required to post a maximum of $6 million of additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $412 million and $619 million at December 31, 2015 and 2014, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights.
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
For assessing hedge effectiveness of fair value hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression or other statistical analysis of changes in fair value associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the dollar offset method. For derivative instruments that are designated and qualify as fair value hedges, changes in the estimated fair value of the derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported in current earnings within derivative and other gains (losses). When assessing the effectiveness of our fair value hedges, we exclude the changes in fair value related to the difference between the spot and the forward rate on our foreign currency forwards and the time value of options.
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

	2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	13,080	45	88	(43)
Foreign currency options	1,250	0	0	0
Total fair value hedges	14,330	45	88	(43)
Net investment hedge:
Foreign currency forwards	763	13	19	(6)
Foreign currency options	266	(3)	5	(8)
Total net investment hedge	1,029	10	24	(14)
Non-qualifying strategies:
Foreign currency swaps	6,599	264	563	(299)
Foreign currency forwards	11	0	0	0
Credit default swaps	83	1	1	0
Total non-qualifying strategies	6,693	265	564	(299)
Total derivatives	$22,127	$305	$676	$(371)
Balance Sheet Location
Other assets	$11,413	$676	$676	$0
Other liabilities	10,714	(371)	0	(371)
Total derivatives	$22,127	$305	$676	$(371)

	2014
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	12,388	(1,791)	0	(1,791)
Foreign currency options	697	(32)	0	(32)
Interest rate swaptions	2,502	(159)	0	(159)
Total fair value hedges	15,587	(1,982)	0	(1,982)
Net investment hedge:
Foreign currency forwards	1,307	54	56	(2)
Total net investment hedge	1,307	54	56	(2)
Non-qualifying strategies:
Foreign currency swaps	5,765	443	746	(303)
Foreign currency forwards	784	(119)	0	(119)
Foreign currency options	53	(1)	0	(1)
Credit default swaps	83	0	0	0
Interest rate swaptions	8	(1)	0	(1)
Total non-qualifying strategies	6,693	322	746	(424)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)
Balance Sheet Location
Other assets	$6,531	$802	$802	$0
Other liabilities	17,131	(2,423)	0	(2,423)
Total derivatives	$23,662	$(1,621)	$802	$(2,423)

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
Fair Value Hedges
We designate and account for certain foreign currency forwards and options as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards and options hedge the foreign currency exposure of certain U.S. dollar-denominated fixed maturity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness. The change in fair value of the foreign currency option related to the time value of the option is excluded from the assessment of hedge effectiveness.
We designate and account for interest rate swaptions as fair value hedges when they meet the requirements for hedge accounting. These interest rate swaptions hedge the interest rate exposure of certain U.S. dollar-denominated fixed maturity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the interest rate swaptions related to the time value of the option is excluded from the assessment of hedge effectiveness.
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
2015:
Foreign currency forwards	Fixed-maturity securities	$(133)	$(136)	$3	$(5)	$(2)
Foreign currency options	Fixed-maturity securities	(4)	3	(7)	7	0
Interest rate swaptions	Fixed-maturity securities	(95)	19	(114)	99	(15)
2014:
Foreign currency forwards	Fixed-maturity securities	$(1,835)	$(38)	$(1,797)	$1,819	$22
Foreign currency options	Fixed-maturity securities	(41)	(4)	(37)	38	1
Interest rate swaptions	Fixed-maturity securities	(318)	(36)	(282)	316	34
2013:
Foreign currency forwards	Fixed-maturity securities	$(1,735)	$(25)	$(1,710)	$1,700	$(10)
Interest rate swaptions	Fixed-maturity securities	17	17	0	0	0

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes - see Note 9) as non-derivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

We used foreign exchange forwards and options to hedge foreign exchange risk on 30.0 billion yen, 102.5 billion yen, 25.0 billion yen, and 85.0 billion yen of profit repatriation received from Aflac Japan in February 2015, July 2015, September 2015, and December 2015, respectively. As of December 31, 2015, we had entered into foreign exchange forwards and options as part of a hedge on 124.1 billion yen of future profit repatriation.

Our net investment hedge was effective for the years ended December 31, 2015, 2014 and 2013.
Non-qualifying Strategies
For our derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within derivative and other gains (losses). The amount of gain or loss recognized in earnings for our VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed maturity or perpetual securities associated with these swaps is recorded through other comprehensive income.
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

	2015		2014		2013
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$0	$(2)	$(17)	$(2)	$(10)
Total cash flow hedges	0	0	(2)	(17)	(2)	(10)
Fair value hedges:
Foreign currency forwards (2)	(138)	0	(16)	0	(35)	0
Foreign currency options (2)	3	0	(3)	0	0	0
Interest rate swaptions (2)	4	0	(2)	0	17	0
Total fair value hedges	(131)	0	(21)	0	(18)	0
Net investment hedge:
Non-derivative hedging instruments	0	3	0	39	0	155
Foreign currency swaps	0	0	0	0	0	(104)
Foreign currency forwards	0	4	0	89	0	24
Foreign currency options	0	0	0	(3)	0	4
Total net investment hedge	0	7	0	125	0	79
Non-qualifying strategies:
Foreign currency swaps	16	0	151	0	346	0
Foreign currency forwards	100	0	(11)	0	0	0
Foreign currency options	0	0	0	0	11	0
Credit default swaps	1	0	3	0	31	0
Interest rate swaps	5	0	(1)	0	(8)	0
Interest rate swaptions	0	0	1	0	(29)	0
Futures	(1)	0	(89)	0	(5)	0
Total non- qualifying strategies	121	0	54	0	346	0
Total	$(10)	$7	$31	$108	$326	$69
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

The tables below summarize our derivatives and securities lending transactions as of December 31, and as reflected in the tables, in accordance with U.S. GAAP, our policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets

2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$563	$0	$563	$0	$(313)		$250
Foreign currency forwards	107	0	107	0	(96)		11
Foreign currency options	5	0	5	0	(3)		2
Credit default swaps	1	0	1	0	0		1
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	676	0	676	0	(412)	(1)	264
Securities lending and similar arrangements	921	0	921	0	(921)		0
Total	$1,597	$0	$1,597	$0	$(1,333)		$264
(1) Consists of $86 of pledged securities and $326 of cash.

2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$746	$0	$746	$0	$(568)		$178
Foreign currency forwards	56	0	56	0	(51)		5
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	802	0	802	0	(619)	(1)	183
Securities lending and similar arrangements	2,149	0	2,149	0	(2,149)		0
Total	$2,951	$0	$2,951	$0	$(2,768)		$183
(1) Consists of $153 of pledged securities and $466 of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(314)	$0	$(314)	$0	$1		$(313)
Foreign currency forwards	(49)	0	(49)	0	18		(31)
Foreign currency options	(8)	0	(8)	0	1		(7)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(371)	0	(371)	0	20	(1)	(351)
Securities lending and similar arrangements	(941)	0	(941)	921	0		(20)
Total	$(1,312)	$0	$(1,312)	$921	$20		$(371)
(1) Consists of $17 of pledged securities and $3 of cash.

2014
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(318)	$0	$(318)	$0	$0		$(318)
Foreign currency forwards	(1,912)	0	(1,912)	0	1,439		(473)
Foreign currency options	(33)	0	(33)	0	24		(9)
Interest rate swaptions	(160)	0	(160)	0	158		(2)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(2,423)	0	(2,423)	0	1,621	(1)	(802)
Securities lending and similar arrangements	(2,193)	0	(2,193)	2,149	0		(44)
Total	$(4,616)	$0	$(4,616)	$2,149	$1,621		$(846)
(1) Consists entirely of pledged securities.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

	2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,669	$607	$0	$19,276
Municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities	0	362	220	582
Public utilities	0	7,479	0	7,479
Sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions	0	5,993	26	6,019
Other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions	0	1,742	0	1,742
Other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities	489	6	3	498
Other assets:
Foreign currency swaps	0	462	101	563
Foreign currency forwards	0	107	0	107
Foreign currency options	0	5	0	5
Credit default swaps	0	0	1	1
Total other assets	0	574	102	676
Other investments	176	0	0	176
Cash and cash equivalents	4,350	0	0	4,350
Total assets	$23,684	$48,961	$351	$72,996
Liabilities:
Foreign currency swaps	$0	$21	$293	$314
Foreign currency forwards	0	49	0	49
Foreign currency options	0	8	0	8
Total liabilities	$0	$78	$293	$371

	2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,683	$515	$0	$19,198
Municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities	0	379	223	602
Public utilities	0	7,897	0	7,897
Sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions	0	6,572	26	6,598
Other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions	0	2,289	149	2,438
Other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities	19	6	3	28
Other assets:
Foreign currency swaps	0	640	106	746
Foreign currency forwards	0	56	0	56
Total other assets	0	696	106	802
Other investments	171	0	0	171
Cash and cash equivalents	4,658	0	0	4,658
Total assets	$23,531	$49,863	$507	$73,901
Liabilities:
Foreign currency swaps	$0	$0	$318	$318
Foreign currency forwards	0	1,912	0	1,912
Foreign currency options	0	33	0	33
Interest rate swaptions	0	160	0	160
Total liabilities	$0	$2,105	$318	$2,423

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,004	$23,391	$0	$0	$23,391
Municipalities	341	0	415	0	415
Mortgage and asset-backed securities	36	0	12	26	38
Public utilities	3,092	0	3,203	0	3,203
Sovereign and supranational	2,555	0	2,711	0	2,711
Banks/financial institutions	4,431	0	4,546	0	4,546
Other corporate	3,000	0	3,216	0	3,216
Other investments	118	0	0	118	118
Total assets	$33,577	$23,391	$14,103	$144	$37,638
Liabilities:
Other policyholders’ funds	$6,285	$0	$0	$6,160	$6,160
Notes payable (excluding capital leases)	4,991	0	0	5,285	5,285
Total liabilities	$11,276	$0	$0	$11,445	$11,445

		2014
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,023	$23,218	$0	$0	$23,218
Municipalities	346	0	417	0	417
Mortgage and asset-backed securities	43	0	15	31	46
Public utilities	3,342	0	3,603	0	3,603
Sovereign and supranational	2,556	0	2,814	0	2,814
Banks/financial institutions	4,932	0	5,085	0	5,085
Other corporate	3,000	0	3,314	0	3,314
Total assets	$34,242	$23,218	$15,248	$31	$38,497
Liabilities:
Other policyholders’ funds	$6,031	$0	$0	$5,905	$5,905
Notes payable (excluding capital leases)	5,268	0	0	5,835	5,835
Total liabilities	$11,299	$0	$0	$11,740	$11,740

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

	2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,669	$607	$0	$19,276
Total government and agencies	18,669	607	0	19,276
Municipalities:
Third party pricing vendor	0	1,208	0	1,208
Total municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities:
Third party pricing vendor	0	362	0	362
Broker/other	0	0	220	220
Total mortgage- and asset-backed securities	0	362	220	582
Public utilities:
Third party pricing vendor	0	7,479	0	7,479
Total public utilities	0	7,479	0	7,479
Sovereign and supranational:
Third party pricing vendor	0	1,407	0	1,407
Total sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions:
Third party pricing vendor	0	5,993	0	5,993
Broker/other	0	0	26	26
Total banks/financial institutions	0	5,993	26	6,019
Other corporate:
Third party pricing vendor	0	29,378	0	29,378
Total other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,742	0	1,742
Total banks/financial institutions	0	1,742	0	1,742
Other corporate:
Third party pricing vendor	0	205	0	205
Total other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities:
Third party pricing vendor	489	6	0	495
Broker/other	0	0	3	3
Total equity securities	489	6	3	498
Total securities available for sale	$19,158	$48,387	$249	$67,794

	2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,391	$0	$0	$23,391
Total government and agencies	23,391	0	0	23,391
Municipalities:
Third party pricing vendor	0	415	0	415
Total municipalities	0	415	0	415
Mortgage- and asset-backed securities:
Third party pricing vendor	0	12	0	12
Broker/other	0	0	26	26
Total mortgage- and asset-backed securities	0	12	26	38
Public utilities:
Third party pricing vendor	0	3,203	0	3,203
Total public utilities	0	3,203	0	3,203
Sovereign and supranational:
Third party pricing vendor	0	2,711	0	2,711
Total sovereign and supranational	0	2,711	0	2,711
Banks/financial institutions:
Third party pricing vendor	0	4,546	0	4,546
Total banks/financial institutions	0	4,546	0	4,546
Other corporate:
Third party pricing vendor	0	3,189	0	3,189
Broker/other	0	27	0	27
Total other corporate	0	3,216	0	3,216
Total securities held to maturity	$23,391	$14,103	$26	$37,520

	2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,683	$515	$0	$19,198
Total government and agencies	18,683	515	0	19,198
Municipalities:
Third party pricing vendor	0	1,257	0	1,257
Total municipalities	0	1,257	0	1,257
Mortgage- and asset-backed securities:
Third party pricing vendor	0	379	0	379
Broker/other	0	0	223	223
Total mortgage- and asset-backed securities	0	379	223	602
Public utilities:
Third party pricing vendor	0	7,897	0	7,897
Total public utilities	0	7,897	0	7,897
Sovereign and supranational:
Third party pricing vendor	0	1,416	0	1,416
Total sovereign and supranational	0	1,416	0	1,416
Banks/financial institutions:
Third party pricing vendor	0	6,514	0	6,514
Broker/other	0	58	26	84
Total banks/financial institutions	0	6,572	26	6,598
Other corporate:
Third party pricing vendor	0	28,605	0	28,605
Total other corporate	0	28,605	0	28,605
Total fixed maturities	18,683	46,641	249	65,573
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	2,289	0	2,289
Broker/other	0	0	149	149
Total banks/financial institutions	0	2,289	149	2,438
Other corporate:
Third party pricing vendor	0	231	0	231
Total other corporate	0	231	0	231
Total perpetual securities	0	2,520	149	2,669
Equity securities:
Third party pricing vendor	19	6	0	25
Broker/other	0	0	3	3
Total equity securities	19	6	3	28
Total securities available for sale	$18,702	$49,167	$401	$68,270

	2014
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,218	$0	$0	$23,218
Total government and agencies	23,218	0	0	23,218
Municipalities:
Third party pricing vendor	0	417	0	417
Total municipalities	0	417	0	417
Mortgage- and asset-backed securities:
Third party pricing vendor	0	15	0	15
Broker/other	0	0	31	31
Total mortgage- and asset-backed securities	0	15	31	46
Public utilities:
Third party pricing vendor	0	3,603	0	3,603
Total public utilities	0	3,603	0	3,603
Sovereign and supranational:
Third party pricing vendor	0	2,814	0	2,814
Total sovereign and supranational	0	2,814	0	2,814
Banks/financial institutions:
Third party pricing vendor	0	5,085	0	5,085
Total banks/financial institutions	0	5,085	0	5,085
Other corporate:
Third party pricing vendor	0	3,287	0	3,287
Broker/other	0	27	0	27
Total other corporate	0	3,314	0	3,314
Total securities held to maturity	$23,218	$15,248	$31	$38,497

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

Transfers between Hierarchy Levels and Level 3 Rollfoward

There were no transfers between Level 1 and 2 for the years ended December 31, 2015 and 2014, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3 as of December 31.

2015
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$0	$0	$26	$0	$149	$3	$0	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	(15)	1	(14)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	0	0	0	0	(2)	0	0	(1)	0	(4)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(147)	0	0	0	0	(147)
Settlements	(2)	0	0	0	0	0	0	0	36	0	34
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$220	$0	$0	$26	$0	$0	$3	$0	$(192)	$1	$58
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$(15)	$1	$(14)
(1) Derivative assets and liabilities are presented net

2014
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$369	$0	$0	$23	$0	$52	$3	$1	$(99)	$(3)	$346
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	(1)	(191)	3	(189)
Unrealized gains (losses) included in other comprehensive income (loss)	(134)	0	0	3	0	8	0	0	(17)	0	(140)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(60)	0	0	0	0	(60)
Settlements	(12)	0	0	0	0	0	0	0	95	0	83
Transfers into Level 3(2)	0	0	0	0	0	149	0	0	0	0	149
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$223	$0	$0	$26	$0	$149	$3	$0	$(212)	$0	$189
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$(1)	$(191)	$3	$(189)
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

2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$220	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1 - $677 ($7)
Other assets:
Foreign currency swaps	7	Discounted cash flow	Interest rates (USD)	2.20% - 2.62%	(a)
			Interest rates (JPY)	.42% - 1.22%	(b)
			CDS spreads	32 - 147 bps
			Foreign exchange rates	20.05%	(c)
	94	Discounted cash flow	Interest rates (USD)	2.20% - 2.62%	(a)
			Interest rates (JPY)	.42% - 1.22%	(b)
			Foreign exchange rates	20.05%	(c)
Credit default swaps	1	Discounted cash flow	Base correlation	53.26% - 58.40%	(e)
			CDS spreads	123 bps
			Recovery rate	36.87%
Total assets	$351
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
(e) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices

2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$158	Discounted cash flow	Interest rates (USD)	2.20% - 2.62%	(a)
			Interest rates (JPY)	.42% - 1.22%	(b)
			CDS spreads	32 - 147 bps
			Foreign exchange rates	20.05%	(c)
	120	Discounted cash flow	Interest rates (USD)	2.20% - 2.62%	(a)
			Interest rates (JPY)	.42% - 1.22%	(b)
			CDS spreads	35 - 213 bps
	15	Discounted cash flow	Interest rates (USD)	2.20% - 2.62%	(a)
			Interest rates (JPY)	.42% - 1.22%	(b)
			Foreign exchange rates	20.05%	(c)
Total liabilities	$293
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
Foreign exchange swaps also have a lump-sum final settlement of foreign exchange principal receivables at the termination of the swap. An increase in yen interest rates will decrease the value of the final settlement foreign exchange receivables and decrease the value of the swap, and an increase in U.S. dollar interest rates increase the swap value.
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

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.3 billion in 2015 and 2014, compared with $1.4 billion in 2013. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2015		2014
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$5,211	$3,062	$5,819	$2,979
Capitalization	738	578	790	548
Amortization	(578)	(488)	(649)	(459)
Foreign currency translation and other	(1)	(11)	(749)	(6)
Balance, end of year	$5,370	$3,141	$5,211	$3,062
Commissions deferred as a percentage of total acquisition costs deferred were 74% in 2015, compared with 77% in 2014 and 81% in 2013.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 52% in 2015 and 2014, compared with 51% in 2013. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2015	2014	2013
Advertising expense:
Aflac Japan	$82	$103	$112
Aflac U.S.	129	126	128
Total advertising expense	$211	$229	$240

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2015	2014	2013
Depreciation expense	$44	$47	$56
Other amortization expense	6	8	13
Total depreciation and other amortization expense	$50	$55	$69

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2015	2014	2013
Lease and rental expense:
Aflac Japan	$46	$52	$55
Aflac U.S.	18	15	10
Other	1	1	1
Total lease and rental expense	$65	$68	$66

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 80%, 4%, 9% and 7% of total policy liabilities at December 31, 2015, respectively. We regularly review the adequacy of our policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts			Interest Rates
(In millions)	Policy Issue Year	2015		2014	Year of Issue	In 20 Years
Health insurance:
Japan:	1992 - 2015	$7,633		$3,900	1.25 - 2.5%	1.25 - 2.5%
	1974 - 2013	1,078		3,449	2.7 - 2.75	2.25 - 2.75
	1998 - 2014	11,008		10,641	3.0	3.0
	1997 - 1999	2,435		2,461	3.5	3.5
	1994 - 1996	2,998		3,023	4.0 - 4.5	4.0 - 4.5
	1987 - 1994	14,161		14,394	5.5	5.5
	1985 - 1991	1,868		1,923	5.25 - 6.75	5.25 - 5.5
	1978 - 1984	2,163		2,260	6.5	5.5

U.S.:	2013 - 2015	57		42	3.0 - 3.5	3.0 - 3.5
	2012 - 2015	794		546	3.75	3.75
	2011	300		276	4.75	4.75
	2005 - 2010	2,986		2,951	5.5	5.5
	1988 - 2004	687		706	8.0	6.0
	1986 - 2004	1,276		1,293	6.0	6.0
	1981 - 1986	174		183	6.5 - 7.0	5.5 - 6.5
	1998 - 2004	1,279		1,260	7.0	7.0
	Other	21		21

Intercompany eliminations:	2015	(646)	(1)	0	2.0	2.0

Life insurance:
Japan:	2001 - 2015	5,441		3,986	1.5 - 1.85	1.5 - 1.85
	2011 - 2015	3,226		2,298	2.0	2.0
	2009 - 2011	2,332		1,890	2.25	2.25
	1992 - 2006	5		0	2.35	1.77
	2005 - 2011	1,330		1,214	2.5	2.5
	1985 - 2006	1,962		2,006	2.7	2.25
	2007 - 2011	1,105		1,010	2.75	2.75
	1999 - 2011	1,988		1,944	3.0	3.0
	1996 - 2009	635		633	3.5	3.5
	1994 - 1996	877		884	4.0 - 4.5	4.0 - 4.5

U.S.:	1956 - 2015	514		452	3.5 - 6.0	3.5 - 6.0
Total		$69,687		$65,646
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.6% in 2015, compared with 3.8% in 2014 and 3.9% in 2013; and for U.S. policies, 5.6% in 2015, compared with 5.7% in 2014 and 5.8% in 2013.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2015	2014	2013
Unpaid supplemental health claims, beginning of year	$3,412	$3,537	$3,781
Less reinsurance recoverables	7	9	10
Net balance, beginning of year	3,405	3,528	3,771
Add claims incurred during the year related to:
Current year	6,416	6,866	7,215
Prior years	(353)	(301)	(236)
Total incurred	6,063	6,565	6,979
Less claims paid during the year on claims incurred during:
Current year	4,227	4,532	4,834
Prior years	1,718	1,873	1,931
Total paid	5,945	6,405	6,765
Effect of foreign exchange rate changes on unpaid claims	(1)	(283)	(457)
Net balance, end of year	3,522	3,405	3,528
Add reinsurance recoverables	26	7	9
Unpaid supplemental health claims, end of year	3,548	3,412	3,537
Unpaid life claims, end of year	254	218	226
Total liability for unpaid policy claims	$3,802	$3,630	$3,763

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates, primarily in our lines of business in Japan.

As of December 31, 2015 and 2014, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. These advanced premiums represented 77% of the December 31, 2015 and 80% of the December 31, 2014 unearned premiums balances.

As of December 31, 2015 and 2014, the largest component of the other policyholders' funds liability is our annuity line of business in Aflac Japan. Our annuities have fixed benefits and premiums. These annuities represented 98% of the December 31, 2015 and 2014 other policyholders' funds liability.

8. REINSURANCE

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

Effective March 31, 2015, we entered into a coinsurance transaction whereby we ceded 30.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business. In December 2015, we entered into an agreement for an $80 million letter of credit as collateral for this reinsurance transaction (see Note 13 for additional information). Effective April 1, 2015, we entered into a retrocession coinsurance transaction whereby we assumed 27.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business through our subsidiary CAIC.

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

For our reinsurance transactions to date, we have recorded a deferred profit liability related to the reinsurance transactions. The remaining deferred profit liability of $786 million, as of December 31, 2015, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $805 million as of December 31, 2015.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance for the years ended December 31.

(In millions)	2015	2014
Direct premium income	$17,904	$19,412
Ceded to other companies:
Ceded Aflac Japan closed blocks	(481)	(311)
Other	(39)	(39)
Assumed from other companies:
Retrocession activities	178	0
Other	8	10
Net premium income	$17,570	$19,072

Direct benefits and claims	$12,041	$13,235
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(437)	(276)
Other	16	(27)
Assumed from other companies:
Retrocession activities	167	0
Other	(41)	5
Benefits and claims, net	$11,746	$12,937

These reinsurance transactions are indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement is effective from December 1, 2015 until December 31, 2016. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2015, we have not executed a reinsurance treaty under this committed reinsurance facility.

9. NOTES PAYABLE
A summary of notes payable as of December 31 follows:

(In millions)	2015		2014
3.45% senior notes paid August 2015	$0		$300
2.65% senior notes due February 2017	652	(1)	653	(1)
8.50% senior notes due May 2019	0	(2)	850
2.40% senior notes due March 2020	550		0
4.00% senior notes due February 2022	350		350
3.625% senior notes due June 2023	700		700
3.625% senior notes due November 2024	749	(3)	749	(3)
3.25% senior notes due March 2025	448	(3)	0
6.90% senior notes due December 2039	397	(3)	397	(3)
6.45% senior notes due August 2040	448	(3)	448	(3)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	66		66
Yen-denominated Samurai notes:
1.84% notes due July 2016 (principal amount 15.8 billion yen)	131		131
Yen-denominated loans:
3.60% loan paid July 2015 (principal amount 10 billion yen)	0		83
3.00% loan paid August 2015 (principal amount 5 billion yen)	0		41
Capitalized lease obligations payable through 2022	20		14
Total notes payable	$5,011		$5,282
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Redeemed in April 2015
(3) Principal amount net of an issuance discount that is being amortized over the life of the notes

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. We have entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen. In April 2015, the Parent Company used the proceeds from the March 2015 issuance of its fixed-rate senior notes to redeem $850 million of our 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a ten-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. We entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into the swaps, we economically converted our $750 million liability into an 85.3 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.00% in yen.

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a ten-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. We entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $700 million liability into a 69.8 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.50% in yen.

In September 2012, the Parent Company issued $450 million of subordinated debentures through a U.S. public debt offering. The debentures bear interest at a fixed rate of 5.50% per annum, payable quarterly, and have a 40-year maturity. In five years, on or after September 26, 2017, we may redeem the debentures, in whole or in part, at their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the debentures are not redeemed in whole, at least $25 million aggregate principal amount of the debentures must remain outstanding after giving effect to such redemption. The debentures may only be redeemed prior to September 26, 2017, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures. We entered into cross-currency interest rate swaps to convert the U.S. dollar-denominated principal and interest on the subordinated debentures we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $450 million liability into a 35.3 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen. The swaps will expire after the initial five-year non-callable period for the debentures. In October 2012, the underwriters exercised their option, pursuant to the underwriting agreement, to purchase an additional $50 million principal amount of the debentures discussed above. We entered into a cross-currency interest rate swap to economically convert this $50 million liability into a 3.9 billion yen liability and reduce the interest rate from 5.50% in dollars to 4.42% in yen. The swap will expire after the initial five-year non-callable period for the debentures.

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semiannually, and has a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semiannually, and has a ten-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. We entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. We also economically converted our $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen. In July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original first series of senior notes issued in February 2012. These notes have a five-year maturity and a fixed rate of 2.65% per annum, payable semiannually.

In July 2011, the Parent Company issued three series of Samurai notes totaling 50.0 billion yen through a public debt offering. The first series, which totaled 28.7 billion yen, and the third series, which totaled 5.5 billion yen, were redeemed in July 2014. The second series, which totaled 15.8 billion yen, bears interest at a fixed rate of 1.84% per annum, payable semiannually, and has a five-year maturity. These Samurai notes are not available to U.S. persons.

In 2010 and 2009, we issued senior notes through U.S. public debt offerings; the details of these notes are as follows. In August 2010, we issued $450 million and $300 million of senior notes that have 30-year and five-year maturities, respectively. In August 2015, we paid off the $300 million senior notes upon their maturity. In December 2009, we issued $400 million of senior notes that have a 30-year maturity. In May 2009, we issued $850 million of senior notes that had a ten-year maturity, and subsequently redeemed these notes in April 2015 using proceeds from the March 2015 issuance of fixed-rate senior notes. These senior notes pay interest semiannually and are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii)

the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.

In September 2006, the Parent Company issued a tranche of Uridashi notes totaling 10 billion yen with a ten-year maturity. These Uridashi notes pay interest semiannually, may only be redeemed prior to maturity upon the occurrence of a tax event as specified in the respective bond agreement and are not available to U.S. persons. During 2009, we extinguished 2.0 billion yen (par value) of these Uridashi notes by buying the notes on the open market at a cost of 1.4 billion yen, yielding a gain of .6 billion yen.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2015, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2016	$197	$6	$203
2017	650	5	655
2018	0	4	4
2019	0	3	3
2020	550	1	551
Thereafter	3,600	1	3,601
Total	$4,997	$20	$5,017
In October 2015, the Parent Company and Aflac jointly entered into a 364 days uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of December 31, 2015, we did not have any borrowings outstanding under our $100 million credit agreement.

In September 2015, we amended and restated our 50.0 billion yen senior unsecured revolving credit facility agreement, due to expire in March 2018, pursuant to which the Parent Company and Aflac jointly entered into a new five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of December 31, 2015, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

In February 2015, the Parent Company and Aflac jointly entered into an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of December 31, 2015, we did not have any borrowings outstanding under our $50 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2015. No events of default or defaults occurred during 2015 and 2014.

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2015:
Current	$1,063	$225	$1,288
Deferred	42	(1)	41
Total income tax expense	$1,105	$224	$1,329
2014:
Current	$995	$84	$1,079
Deferred	125	336	461
Total income tax expense	$1,120	$420	$1,540
2013:
Current	$934	$302	$1,236
Deferred	299	123	422
Total income tax expense	$1,233	$425	$1,658

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

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2015	2014	2013
Income taxes based on U.S. statutory rates	$1,352	$1,572	$1,685
Utilization of foreign tax credit	(27)	(32)	(37)
Nondeductible expenses	3	5	6
Other, net	1	(5)	4
Income tax expense	$1,329	$1,540	$1,658

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2015	2014	2013
Statements of earnings	$1,329	$1,540	$1,658
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	16	(419)	253
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(931)	2,237	(904)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	21	19	19
Unrealized gains (losses) on derivatives during period	0	(3)	(4)
Pension liability adjustment during period	(7)	(31)	55
Total income tax expense (benefit) related to items of other comprehensive income (loss)	(901)	1,803	(581)
Additional paid-in capital (exercise of stock options)	4	(7)	(8)
Total income taxes	$432	$3,336	$1,069

The tax effect on other comprehensive income (loss) shown in the table above included a deferred income tax expense of $614 million in 2013, related to certain U.S. dollar-denominated investments that Aflac Japan maintained on behalf of Aflac U.S. As discussed in Note 1, prior to October 1, 2013, there was no translation adjustment to record in pretax other comprehensive income for the portfolio when the yen/dollar exchange rate changed, however deferred tax expense or benefit associated with the foreign exchange translation gains or losses on these U.S. dollar-denominated investments is recognized in total income tax expense on other comprehensive income until the securities mature or are sold. Excluding the tax amounts for these U.S. dollar-denominated investments from total taxes on other comprehensive income would result in an effective income tax rate on pretax other comprehensive income (loss) of 31% in 2013.

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2015	2014
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,282	$2,209
Unrealized gains on investment securities	1,684	2,584
Premiums receivable	139	139
Policy benefit reserves	1,313	1,376
Depreciation	61	51
Other	0	20
Total deferred income tax liabilities	5,479	6,379
Deferred income tax assets:
Other basis differences in investment securities	1,422	1,331
Unfunded retirement benefits	15	16
Other accrued expenses	7	4
Policy and contract claims	113	99
Foreign currency loss on Japan branch	208	327
Deferred compensation	181	226
Capital loss carryforwards	0	26
Other	95	0
Total deferred income tax assets	2,041	2,029
Net deferred income tax liability	3,438	4,350
Current income tax liability	902	943
Total income tax liability	$4,340	$5,293

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were non-life operating loss carryforwards of $1 million expiring in 2035, and no tax credit carryforwards available at December 31, 2015. The Company did not have any capital loss carryforwards available to offset capital gains at December 31, 2015.

We file federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. U.S. federal income tax returns for years before 2011 are no longer subject to examination. In Japan, the National Tax Agency (NTA) has completed exams through tax year 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2015	2014
Balance, beginning of year	$309	$328
Additions for tax positions of prior years	0	2
Reductions for tax positions of prior years	(45)	(21)
Balance, end of year	$264	$309

Included in the balance of the liability for unrecognized tax benefits at December 31, 2015, are $261 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $307 million at December 31, 2014. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $3 million as of December 31, 2015, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $11 million in interest and penalties in 2015, 2014 and 2013. The Company has accrued approximately $22 million for the payment of interest and penalties as of December 31, 2015, compared with $30 million a year ago.

As of December 31, 2015, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.	SHAREHOLDERS' EQUITY
The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2015	2014	2013
Common stock - issued:
Balance, beginning of period	668,132	667,046	665,239
Exercise of stock options and issuance of restricted shares	1,591	1,086	1,807
Balance, end of period	669,723	668,132	667,046
Treasury stock:
Balance, beginning of period	225,687	207,633	197,453
Purchases of treasury stock:
Open market	21,179	19,660	13,212
Other	247	157	222
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,209)	(1,251)	(1,365)
Exercise of stock options	(465)	(391)	(1,734)
Other	(96)	(121)	(155)
Balance, end of period	245,343	225,687	207,633
Shares outstanding, end of period	424,380	442,445	459,413

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2015	2014	2013
Anti-dilutive share-based awards	1,862	1,215	2,198
The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2015	2014	2013
Weighted-average outstanding shares used for calculating basic EPS	430,654	451,204	464,502
Dilutive effect of share-based awards	2,518	2,796	2,906
Weighted-average outstanding shares used for calculating diluted EPS	433,172	454,000	467,408

Share Repurchase Program: During 2015, we purchased 21.2 million shares of our common stock in the open market, compared with 19.7 million shares in 2014 and 13.2 million shares in 2013. In August 2015, our board of directors authorized the purchase of an additional 40.0 million shares of our common stock. As of December 31, 2015, a remaining balance of 48.4 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

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

Changes in Accumulated Other Comprehensive Income

2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income (loss) before reclassification	345	(1,646)	0	(13)	(1,314)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(40)	0	0	(40)
Net current-period other comprehensive income (loss)	345	(1,686)	0	(13)	(1,354)
Balance, end of period	$(2,196)	$2,986	$(26)	$(139)	$625
All amounts in the table above are net of tax.

2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income (loss) before reclassification	(1,036)	3,672	(14)	(44)	2,578
Amounts reclassified from accumulated other comprehensive income (loss)	0	(35)	0	(1)	(36)
Net current-period other comprehensive income (loss)	(1,036)	3,637	(14)	(45)	2,542
Balance, end of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
All amounts in the table above are net of tax.

2013
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$333	$2,570	$(5)	$(183)	$2,715
Other comprehensive income (loss) before reclassification	(1,833)	(1,499)	(7)	92	(3,247)
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	(36)	0	10	(31)
Net current-period other comprehensive income (loss)	(1,838)	(1,535)	(7)	102	(3,278)
Balance, end of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
All amounts in the table above are net of tax.
The table below summarizes the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$214	Sales and redemptions
	(153)	Other-than-temporary impairment losses realized
	61	Total before tax
	(21)	Tax (expense) or benefit(1)
	$40	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(17)	Acquisition and operating expenses(2)
Prior service (cost) credit	17	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$40	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 14 for additional details).

(In millions)	2014
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$57	Sales and redemptions
	(3)	Other-than-temporary impairment losses realized
	54	Total before tax
	(19)	Tax (expense) or benefit(1)
	$35	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	17	Acquisition and operating expenses(2)
	(1)	Tax (expense) or benefit(1)
	$1	Net of tax
Total reclassifications for the period	$36	Net of tax
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

12. SHARE-BASED COMPENSATION
As of December 31, 2015, the Company has outstanding share-based awards under two long-term incentive compensation plans.
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
The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2015, approximately 10.1 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2015	2014	2013
Impact on earnings from continuing operations	$39	$41	$37
Impact on earnings before income taxes	39	41	37
Impact on net earnings	27	28	25
Impact on net earnings per share:
Basic	$.06	$.06	$.05
Diluted	.06	.06	.05

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $9.46 per share for 2015, compared with $16.24 for 2014 and $14.25 in 2013. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2015	2014	2013
Expected term (years)	6.3	6.3	6.6
Expected volatility	20.0%	30.0%	34.0%
Annual forfeiture rate	2.8	2.7	1.6
Risk-free interest rate	2.0	2.8	1.8
Dividend yield	2.7	2.3	2.6

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2012	12,737	$45.00
Granted in 2013	703	52.86
Canceled in 2013	(179)	44.79
Exercised in 2013	(3,281)	40.52
Outstanding at December 31, 2013	9,980	47.03
Granted in 2014	678	61.81
Canceled in 2014	(115)	52.01
Exercised in 2014	(1,236)	41.04
Outstanding at December 31, 2014	9,307	48.84
Granted in 2015	855	61.47
Canceled in 2015	(231)	55.70
Exercised in 2015	(2,013)	45.15
Outstanding at December 31, 2015	7,918	$50.94

(In thousands of shares)	2015	2014	2013
Shares exercisable, end of year	6,085	7,497	8,042

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99	-	$43.07	1,651	3.1	$34.41	1,651	$34.41
43.28	-	48.56	1,727	3.2	47.05	1,723	47.05
49.50	-	57.90	2,066	4.9	54.18	1,608	55.01
58.08	-	61.81	1,628	5.1	61.50	956	61.79
61.84	-	67.67	846	7.8	62.96	147	63.96
$14.99	-	$67.67	7,918	4.5	$50.94	6,085	$48.45

The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $59.90 as of December 31, 2015, for those awards that have an exercise price currently below the closing price. As of December 31, 2015, the aggregate intrinsic value of stock options outstanding was $76 million, with a weighted-average remaining term of 4.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $72 million, with a weighted-average remaining term of 3.3 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2015	2014	2013
Total intrinsic value of options exercised	$36	$25	$66
Cash received from options exercised	68	39	113
Tax benefit realized as a result of options exercised and restricted stock releases	25	17	30

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2012	1,363	$50.19
Granted in 2013	782	52.77
Canceled in 2013	(56)	48.63
Vested in 2013	(418)	47.49
Restricted stock at December 31, 2013	1,671	52.12
Granted in 2014	584	62.12
Canceled in 2014	(27)	52.66
Vested in 2014	(348)	56.95
Restricted stock at December 31, 2014	1,880	54.33
Granted in 2015	638	61.51
Canceled in 2015	(145)	57.52
Vested in 2015	(558)	48.41
Restricted stock at December 31, 2015	1,815	$58.42

As of December 31, 2015, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $44 million, of which $20 million (849 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.1 years. There are no other contractual terms covering restricted stock awards once vested.

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

•
Aflac entered into a reinsurance agreement effective March 31, 2015 with a then unauthorized reinsurer. The effective date of this agreement predated the effective date of Nebraska's Amended Credit for Reinsurance statute (44-416) allowing certified reinsurers and also predated the subsequent approval of the agreement's assuming reinsurer as a Certified Reinsurer, which occurred on August 30, 2015 and December 24, 2015, respectively. Aflac has obtained a permitted practice to recognize this treaty and counterparty as Certified Reinsurer for the purpose of determining the collateral required to receive reinsurance reserve credit.

A reconciliation of Aflac's capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2015	2014
Capital and surplus, Nebraska state basis	$11,298	$10,839
State Permitted Practice:
Refundable lease deposits – Japan	(38)	(36)
Reinsurance - Japan	(707)	0
Capital and surplus, NAIC basis	$10,553	$10,803
As of December 31, 2015, Aflac's capital and surplus significantly exceeded the required company action level capital and surplus of $1.3 billion. As determined on a U.S. statutory accounting basis, Aflac's net income was $2.3 billion in 2015 and $2.4 billion in 2014 and 2013.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of the Japan branch, based on Japanese regulatory accounting practices, was $4.7 billion at December 31, 2015, compared with $5.6 billion at December 31, 2014. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM).

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2016 in excess of $2.3 billion would require such approval. Aflac declared dividends of $2.4 billion during 2015.

A portion of Aflac Japan earnings, as determined on a Japanese regulatory accounting basis, can be repatriated each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Profit repatriations to the United States can fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translation of Aflac Japan's U.S. dollar-denominated investments and related investment income into yen. Profits repatriated by Aflac Japan to Aflac U.S. were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2015	2014	2013	2015	2014	2013
Profit repatriation	$2,139	$1,704	$771	259.0	181.4	76.8

We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 242.5 billion yen of profit repatriation received in 2015, resulting in $71 million of additional funds received when the yen were exchanged into dollars. As of December 31, 2015, we had foreign exchange forwards and options as part of a hedging strategy on 124.1 billion yen of future profit repatriation.

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

Information with respect to our benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2015	2014	2015	2014	2015		2014
Projected benefit obligation:
Benefit obligation, beginning of year	$267	$270	$717	$601	$44		$46
Service cost	15	15	23	20	1		1
Interest cost	1	9	18	38	2		2
Actuarial (gain) loss	0	21	(6)	74	(5)		(3)
Benefits and expenses paid	(7)	(9)	(17)	(16)	(2)		(2)
Effect of foreign exchange rate changes	0	(39)	0	0	0		0
Benefit obligation, end of year	276	267	735	717	40		44

Plan assets:
Fair value of plan assets, beginning of year	183	182	341	313	0		0
Actual return on plan assets	1	12	(6)	26	0		0
Employer contributions	21	24	18	18	2		2
Benefits and expenses paid	(7)	(9)	(17)	(16)	(2)		(2)
Effect of foreign exchange rate changes	0	(26)	0	0	0		0
Fair value of plan assets, end of year	198	183	336	341	0		0
Funded status of the plans(1)	$(78)	$(84)	$(399)	$(376)	$(40)		$(44)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$42	$40	$175	$167	$12		$19
Prior service (credit) cost	(2)	(2)	(4)	(4)	(11)		(28)
Total included in accumulated other comprehensive income	$40	$38	$171	$163	$1		$(9)
Accumulated benefit obligation	$244	$235	$621	$611	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2015		2014		2013		2015		2014		2013		2015		2014		2013
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	1.75%		2.25%		2.25%		4.50%		4.75%		4.25%		4.50%		4.75%		4.25%
Discount rate - benefit obligations	1.75		1.75		2.25		4.50		4.50		4.75		4.50		4.50		4.75
Expected long-term return on plan assets	2.00		2.00		2.00		7.25		7.50		7.50		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	5.30	(2)	5.70	(2)	6.40	(2)
(1) Not applicable
(2)For the years 2015, 2014 and 2013, the health care cost trend rates are expected to trend down to 4.5% in 78 years, 4.6% in 78 years, and 4.6% in 78 years, respectively.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2015:

(In millions)
One percentage point increase:
Increase in total service and interest costs	$0
Increase in postretirement benefit obligation	2

One percentage point decrease:
Decrease in total service and interest costs	$0
Decrease in postretirement benefit obligation	2
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statements of earnings for the years ended December 31, included the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$15	$15	$16	$23	$20	$22	$1	$1	$5
Interest cost	1	9	10	18	38	23	2	2	3
Expected return on plan assets	(4)	(4)	(3)	(22)	(20)	(17)	0	0	0
Amortization of net actuarial loss	1	1	2	14	11	15	2	3	2
Amortization of prior service cost (credit)	0	0	0	0	0	0	(17)	(17)	(4)
Net periodic (benefit) cost	$13	$21	$25	$33	$49	$43	$(12)	$(11)	$6

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net actuarial loss (gain)	$3	$12	$(14)	$22	$67	$(59)	$(5)	$(3)	$(7)
Amortization of net actuarial loss	(1)	(1)	(2)	(14)	(11)	(15)	(2)	(3)	(2)
Prior service cost (credit)	0	0	0	0	0	(4)	0	0	(51)
Amortization of prior service cost	0	0	0	0	0	0	17	17	4
Total	$2	$11	$(16)	$8	$56	$(78)	$10	$11	$(56)

Prior service credits of $51 million were incurred in 2013 for the plan amendment related to the change in eligibility for postretirement medical benefits mentioned above. No transition obligations arose during 2015, and the transition obligations amortized to expense were immaterial for the years ended December 31, 2015, 2014 and 2013. Amortization of actuarial losses to expense in 2016 is estimated to be $1 million for the Japanese plans, $13 million for the U.S. plans and $1 million for the other postretirement benefits plan. Amortization of prior service credits in 2016 is estimated to be $10 million for the other postretirement benefits plan due to the negative plan amendment in 2013. The amortization of prior service costs and credits for other plans and transition obligations for all plans is expected to be negligible in 2016.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2016	$12	$21	$2
2017	7	22	3
2018	7	23	3
2019	9	24	3
2020	10	25	4
2021-2025	66	170	19

Funding

We plan to make contributions of $20 million to the Japanese funded defined benefit plan and $10 million to the U.S. funded defined benefit plan in 2016. The funding policy for our non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for our funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2015 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	11%	43%
International equities	15	22
Fixed income securities	59	35
Other	15	0
Total	100%	100%

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy, except cash and cash equivalents which are classified as Level 1.

(In millions)	2015	2014
Japan pension plan assets:
Equities:
Japanese equity securities	$22	$0
International equity securities	33	34
Fixed income securities:
Japanese bonds	71	72
International bonds	48	44
Insurance contracts	23	22
Cash and cash equivalents	1	11
Total	$198	$183

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2015	2014
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$94	$116
Mid cap equity funds	16	14
Real estate equity funds	10	10
International equity funds	77	61
Fixed income bond funds	134	136
Aflac Incorporated common stock	4	4
Cash and cash equivalents	1	0
Total	$336	$341

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

401(k) Plan

The Company sponsors a 401(k) plan in which we match a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2015, 2014, and 2013, provided matching contributions by the Company of 50% of each employee's contributions which were not in excess of 6% of the employee's annual cash compensation.

On January 1, 2014, the Company began providing a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who elected to opt out of the future benefits of the U.S. defined benefit plan during the election period provided during the fourth quarter of 2013 and for new U.S. employees who started working for the Company after September 30, 2013.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $9 million in 2015, $7 million in 2014 and $5 million in 2013. The plan trustee held approximately one million shares of our common stock for plan participants at December 31, 2015.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $34 million in 2015, compared with $36 million in 2014 and $38 million in 2013.
15. COMMITMENTS AND CONTINGENT LIABILITIES
We have two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of five years and an aggregate remaining cost of 36.0 billion yen ($298 million using the December 31, 2015, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of 2.4 billion yen ($20 million using the December 31, 2015, exchange rate).

We have an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of two years with an aggregate remaining cost of 3.1 billion yen ($26 million using the December 31, 2015, exchange rate).

We have two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for our Japanese operation. The first agreement has a remaining term of one year with an aggregate remaining cost of 637 million yen ($5 million using the December 31, 2015, exchange rate). The second agreement has a remaining term of two years with an aggregate remaining cost of 1.6 billion yen ($13 million using the December 31, 2015, exchange rate).

As of December 31, 2015, we have commitments of $182 million to fund potential future loan originations related to our investment in middle market loans. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. See Note 3 of the Notes to the Consolidated Financial Statements for more details on this investment program.

We lease office space and equipment under agreements that expire in various years through 2026. Future minimum lease payments due under non-cancelable operating leases at December 31, 2015, were as follows:

(In millions)
2016	$59
2017	44
2018	31
2019	10
2020	8
Thereafter	20
Total future minimum lease payments	$172

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

(In millions, except for per-share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net premium income	$4,432	$4,364	$4,380	$4,394
Net investment income	782	777	784	792
Realized investment gains (losses)	13	127	(114)	114
Other income (loss)	(1)	19	(10)	19
Total revenues	5,226	5,287	5,040	5,319
Total benefits and expenses	4,213	4,413	4,176	4,209
Earnings before income taxes	1,013	874	864	1,110
Total income tax	350	301	297	380
Net earnings	$663	$573	$567	$730
Net earnings per basic share	$1.52	$1.33	$1.32	$1.72
Net earnings per diluted share	1.51	1.32	1.32	1.71
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net premium income	$4,854	$4,888	$4,841	$4,489
Net investment income	827	843	841	808
Realized investment gains (losses)	(46)	102	16	143
Other income	5	5	38	74
Total revenues	5,640	5,838	5,736	5,514
Total benefits and expenses	4,536	4,600	4,662	4,439
Earnings before income taxes	1,104	1,238	1,074	1,075
Total income tax	372	428	368	372
Net earnings	$732	$810	$706	$703
Net earnings per basic share	$1.61	$1.79	$1.56	$1.57
Net earnings per diluted share	1.60	1.78	1.56	1.57
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2015 and 2014.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 17, 2016, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Executive Officers - see Part I, Item 1 herein
1. Election of Directors; Section 16(a) Beneficial Ownership Reporting Compliance; The Audit and Risk Committee; Audit and Risk Committee Report; Director Nominating Process; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION
Director Compensation; The Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2015 Summary Compensation Table; 2015 Grants of Plan-Based Awards; 2015 Outstanding Equity Awards at Fiscal Year-End; 2015 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and The Audit and Risk Committee

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		81
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2015		83
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2015		84
		Consolidated Balance Sheets as of December 31, 2015 and 2014		85
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2015		87
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015		88
		Notes to the Consolidated Financial Statements		89
		Unaudited Consolidated Quarterly Financial Data		166

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		174
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015	175
		Schedule III -	Supplementary Insurance Information as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015	181
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2015	182

	3.	EXHIBIT INDEX

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

In reviewing the agreements included as exhibits to this annual report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
	3.1	-	Bylaws of the Corporation, as amended and restated- incorporated by reference from Form 8-K dated November 10, 2015, Exhibit 3.1 ( File No. 001-07434)
	4.0	-
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
Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4 (File No. 001-07434).

10.5*	-
Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.5 (File No. 001-07434).

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
Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29 (File No. 001-07434).

10.30*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, as amended and restated, dated August 20, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.30 (File No. 001-07434).

10.31*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
10.32*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 - incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
10.33*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21	-	Subsidiaries.
23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
	-	Consent of independent registered public accounting firm KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
-
Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, and 333-202781 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-200570 with respect to the Aflac Incorporated Market Director Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-197984 with respect to the AFL Stock Plan.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-203839 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 25, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 25, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 25, 2016, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document.(2)
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 - option 3
(2)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

Under date of February 25, 2016, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Atlanta, Georgia
February 25, 2016

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2015		2014	2013
Revenues:
Dividends from subsidiaries(1)	$2,393		$1,483	$962
Management and service fees from subsidiaries(1)	260		272	292
Net investment income	22		13	11
Interest from subsidiaries(1)	6		6	7
Realized investment gains (losses)	86		45	10
Change in fair value of the cross-currency interest rate swaps	(53)		314	274
Other income (loss)	0		(11)	1
Total revenues	2,714		2,122	1,557
Operating expenses:
Interest expense	231		243	208
Other operating expenses	321	(2)	88	79
Total operating expenses	552		331	287
Earnings before income taxes and equity in undistributed earnings of subsidiaries	2,162		1,791	1,270
Income tax expense (benefit):
Current	2		1	0
Deferred	(82)		120	98
Total income taxes	(80)		121	98
Earnings before equity in undistributed earnings of subsidiaries	2,242		1,670	1,172
Equity in undistributed earnings of subsidiaries(1)	291		1,281	1,986
Net earnings	$2,533		$2,951	$3,158
(1)Eliminated in consolidation
(2)Includes expense of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2015	2014	2013
Net earnings	$2,533	$2,951	$3,158
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during period - parent only	3	39	48
Equity in unrealized foreign currency translation gains (losses) of subsidiaries during period	357	(1,494)	(1,636)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period - parent only	(8)	9	(12)
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries during period	(2,526)	5,938	(2,350)
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	(61)	(54)	(56)
Unrealized gains (losses) on derivatives during period	0	(17)	(10)
Pension liability adjustment during period	(20)	(76)	157
Total other comprehensive income (loss) before income taxes	(2,255)	4,345	(3,859)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(901)	1,803	(581)
Other comprehensive income (loss), net of income taxes	(1,354)	2,542	(3,278)
Total comprehensive income (loss)	$1,179	$5,493	$(120)
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2015	2014
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $481 in 2015 and $419 in 2014)	$493	$437
Investments in subsidiaries(1)	20,500	21,430
Other investments	9	24
Cash and cash equivalents	1,721	1,638
Total investments and cash	22,723	23,529
Due from subsidiaries(1)	113	116
Other assets	582	766
Total assets	$23,418	$24,411

Liabilities and shareholders' equity:
Liabilities:
Income taxes	$8	$6
Employee benefit plans	274	282
Notes payable	5,008	5,285
Other liabilities	420	491
Total liabilities	5,710	6,064
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2015 and 2014; issued 669,723 shares in 2015 and 668,132 shares in 2014	67	67
Additional paid-in capital	1,828	1,711
Retained earnings	24,007	22,156
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	(2,196)	(2,541)
Unrealized gains (losses) on investment securities	2,986	4,672
Unrealized gains (losses) on derivatives	(26)	(26)
Pension liability adjustment	(139)	(126)
Treasury stock, at average cost	(8,819)	(7,566)
Total shareholders' equity	17,708	18,347
Total liabilities and shareholders' equity	$23,418	$24,411
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2015		2014	2013
Cash flows from operating activities:
Net earnings	$2,533		$2,951	$3,158
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries(1)	(291)		(1,281)	(1,986)
Change in income tax liabilities	6		115	155
Other, net	149	(2)	(72)	11
Net cash provided (used) by operating activities	2,397		1,713	1,338
Cash flows from investing activities:
Fixed maturity securities sold	121		38	8
Fixed maturity securities purchased	(202)		(105)	(206)
Other investments sold (purchased)	14		291	(298)
Settlement of derivatives	147		(1)	0
Additional capitalization of subsidiaries(1)	(43)		0	0
Net cash provided (used) by investing activities	37		223	(496)
Cash flows from financing activities:
Purchases of treasury stock	(1,315)		(1,210)	(813)
Proceeds from borrowings	998		750	700
Principal payments under debt obligations	(1,272)		(335)	0
Dividends paid to shareholders	(656)		(654)	(635)
Treasury stock reissued	36		33	88
Proceeds from exercise of stock options	47		23	41
Net change in amount due to/from subsidiaries(1)	43		14	28
Other, net	(232)	(2)	0	0
Net cash provided (used) by financing activities	(2,351)		(1,379)	(591)
Net change in cash and cash equivalents	83		557	251
Cash and cash equivalents, beginning of period	1,638		1,081	830
Cash and cash equivalents, end of period	$1,721		$1,638	$1,081
(1)Eliminated in consolidation
(2)Operating activities excludes and financing activities includes a cash outflow of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Notes to Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Aflac Incorporated and Subsidiaries included in Part II, Item 8 of this report.
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2015		2014
3.45% senior notes paid August 2015	$0		$300
2.65% senior notes due February 2017	652	(1)	653	(1)
8.50% senior notes due May 2019	0	(2)	850
2.40% senior notes due March 2020	550		0
4.00% senior notes due February 2022	350		350
3.625% senior notes due June 2023	700		700
3.625% senior notes due November 2024	749	(3)	749	(3)
3.25% senior notes due March 2025	448	(3)	0
6.90% senior notes due December 2039	397	(3)	397	(3)
6.45% senior notes due August 2040	448	(3)	448	(3)
5.50% subordinated debentures due September 2052	500		500
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 10 billion yen)	83		83
Yen-denominated Samurai notes:
1.84% notes due July 2016 (principal amount 15.8 billion yen)	131		131
Yen-denominated loans:
3.60% loan paid July 2015 (principal amount 10 billion yen)	0		83
3.00% loan paid August 2015 (principal amount 5 billion yen)	0		41
Total notes payable	$5,008		$5,285
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Redeemed in April 2015
(3) Principal amount net of an issuance discount that is being amortized over the life of the notes

During 2009, Aflac Japan bought on the open market 2.0 billion yen of yen-denominated Uridashi notes issued by the Parent Company which are outstanding as of December 31, 2015. In consolidation, those notes have been extinguished; however, they remain an outstanding liability for the Parent Company until their maturity date.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2015, are as follows:

(In millions)
2016	$214
2017	650
2018	0
2019	0
2020	550
Thereafter	3,600
Total	$5,014

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.

(B) Derivatives
At December 31, 2015, the Parent Company's outstanding freestanding derivative contracts were swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with our senior notes due in February 2017, March 2020, February 2022, June 2023, November 2024 and March 2025, and subordinated debentures due in September 2052. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2015	2014	2013
Interest paid	$235	$241	$205
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	26	26	25

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2015:
Aflac Japan	$5,370	$64,437	$7,739	$6,285
Aflac U.S.	3,141	9,696	118	0
All other	0	43	0	0
Intercompany eliminations	0	(687)	0	0
Total	$8,511	$73,489	$7,857	$6,285
2014:
Aflac Japan	$5,211	$60,036	$8,509	$6,030
Aflac U.S.	3,062	9,239	117	0
All other	0	1	0	1
Total	$8,273	$69,276	$8,626	$6,031
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2015:
Aflac Japan	$12,046	$2,436	$8,705	$578	$2,055	$11,740
Aflac U.S.	5,347	678	2,873	488	1,570	5,343
All other	177	21	168	0	573	0
Total	$17,570	$3,135	$11,746	$1,066	$4,198	$17,083
2014:
Aflac Japan	$13,861	$2,662	$10,084	$649	$2,364	$13,352
Aflac U.S.	5,211	645	2,853	459	1,474	5,198
All other	0	12	0	0	354	0
Total	$19,072	$3,319	$12,937	$1,108	$4,192	$18,550
2013:
Aflac Japan	$14,982	$2,651	$10,924	$641	$2,495	$15,960
Aflac U.S.	5,153	632	2,889	433	1,431	5,144
All other	0	10	0	0	310	0
Total	$20,135	$3,293	$13,813	$1,074	$4,236	$21,104
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2015:
Life insurance in force	$146,610	$3,547	$0	$143,063	0%
Premiums:
Health insurance	$13,604	$509	$186	$13,281	1%
Life insurance	4,300	11	0	4,289	0
Total earned premiums	$17,904	$520	$186	$17,570	1%
2014:
Life insurance in force	$144,374	$3,298	$0	$141,076	0%
Premiums:
Health insurance	$14,648	$339	$10	$14,319	0%
Life insurance	4,764	11	0	4,753	0
Total earned premiums	$19,412	$350	$10	$19,072	0%
2013:
Life insurance in force	$157,022	$3,245	$0	$153,777	0%
Premiums:
Health insurance	$15,393	$98	$12	$15,307	0%
Life insurance	4,840	12	0	4,828	0
Total earned premiums	$20,233	$110	$12	$20,135	0%
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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 25, 2016
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 25, 2016
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Frederick J. Crawford	Executive Vice President,	February 25, 2016
(Frederick J. Crawford)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 25, 2016
(June Howard)	Chief Accounting Officer

/s/ Paul S. Amos II	Director	February 25, 2016
(Paul S. Amos II)

/s/ W. Paul Bowers	Director	February 25, 2016
(W. Paul Bowers)

/s/ Kriss Cloninger III	Director	February 25, 2016
(Kriss Cloninger III)

/s/ Elizabeth J. Hudson	Director	February 25, 2016
(Elizabeth J. Hudson)

/s/ Douglas W. Johnson	Director	February 25, 2016
(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 25, 2016
(Robert B. Johnson)

/s/ Thomas J. Kenny	Director	February 25, 2016
(Thomas J. Kenny)

/s/ Charles B. Knapp	Director	February 25, 2016
(Charles B. Knapp)

/s/ Joseph L. Moskowitz	Director	February 25, 2016
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 25, 2016
(Barbara K. Rimer)

/s/ Melvin T. Stith	Director	February 25, 2016
(Melvin T. Stith)

/s/ Takuro Yoshida	Director	February 25, 2016
(Takuro Yoshida)