Form 10-Q
period 2016-03-31
AFLAC INC
filed 2016-05-04
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 26, 2016
Common Stock, $.10 Par Value	413,987,033

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2016

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2016, and 2015, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2016, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2015, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia
May 4, 2016

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2016	2015
Revenues:
Net premiums, principally supplemental health insurance	$4,602	$4,432
Net investment income	801	782
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(14)	(6)
Sales and redemptions	91	68
Derivative and other gains (losses)	(4)	(49)
Total realized investment gains (losses)	73	13
Other income (loss)	(25)	(1)
Total revenues	5,451	5,226
Benefits and expenses:
Benefits and claims, net	3,025	2,952
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	292	277
Insurance commissions	333	330
Insurance expenses	563	530
Interest expense	65	83
Other expenses	56	41
Total acquisition and operating expenses	1,309	1,261
Total benefits and expenses	4,334	4,213
Earnings before income taxes	1,117	1,013
Income taxes	386	350
Net earnings	$731	$663
Net earnings per share:
Basic	$1.75	$1.52
Diluted	1.74	1.51
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	418,748	437,306
Diluted	420,920	439,927
Cash dividends per share	$.41	$.39
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2016	2015
Net earnings	$731	$663
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	689	9
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	2,689	593
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(77)	(50)
Unrealized gains (losses) on derivatives during period	3	(4)
Pension liability adjustment during period	(2)	0
Total other comprehensive income (loss) before income taxes	3,302	548
Income tax expense (benefit) related to items of other comprehensive income (loss)	991	195
Other comprehensive income (loss), net of income taxes	2,311	353
Total comprehensive income (loss)	$3,042	$1,016
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	March 31, 2016 (Unaudited)	December 31, 2015
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $60,538 in 2016 and $56,903 in 2015)	$67,267	$60,795
Fixed maturities - consolidated variable interest entities (amortized cost $4,110 in 2016 and $3,739 in 2015)	4,861	4,554
Perpetual securities (amortized cost $1,695 in 2016 and $1,586 in 2015)	1,723	1,719
Perpetual securities - consolidated variable interest entities (amortized cost $244 in 2016 and $255 in 2015)	186	228
Equity securities (cost $192 in 2016 and $117 in 2015)	221	135
Equity securities - consolidated variable interest entities (cost $683 in 2016 and $363 in 2015)	648	363
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $42,807 in 2016 and $37,520 in 2015)	35,515	33,459
Other investments	450	294
Cash and cash equivalents	3,449	4,350
Total investments and cash	114,320	105,897
Receivables	723	705
Accrued investment income	750	768
Deferred policy acquisition costs	8,929	8,511
Property and equipment, at cost less accumulated depreciation	443	427
Other (1)	2,601	1,948
Total assets	$127,766	$118,256
(1) Includes $114 in 2016 and $102 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	March 31, 2016 (Unaudited)	December 31, 2015
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$75,071	$69,687
Unpaid policy claims	3,990	3,802
Unearned premiums	8,286	7,857
Other policyholders’ funds	6,781	6,285
Total policy liabilities	94,128	87,631
Income taxes	5,106	4,340
Payables for return of cash collateral on loaned securities	830	941
Notes payable	4,984	4,971
Other (2)	2,697	2,665
Total liabilities	107,745	100,548
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2016 and 2015; issued 670,401 shares in 2016 and 669,723 shares in 2015	67	67
Additional paid-in capital	1,866	1,828
Retained earnings	24,565	24,007
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,584)	(2,196)
Unrealized gains (losses) on investment securities	4,684	2,986
Unrealized gains (losses) on derivatives	(24)	(26)
Pension liability adjustment	(140)	(139)
Treasury stock, at average cost	(9,413)	(8,819)
Total shareholders’ equity	20,021	17,708
Total liabilities and shareholders’ equity	$127,766	$118,256
(2) Includes $175 in 2016 and $293 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2016	2015
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,828	1,711
Exercise of stock options	10	17
Share-based compensation	21	7
Gain (loss) on treasury stock reissued	7	10
Balance, end of period	1,866	1,745
Retained earnings:
Balance, beginning of period	24,007	22,156
Net earnings	731	663
Dividends to shareholders	(173)	(171)
Balance, end of period	24,565	22,648
Accumulated other comprehensive income (loss):
Balance, beginning of period	625	1,979
Unrealized foreign currency translation gains (losses) during period, net of income taxes	612	1
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	1,698	354
Unrealized gains (losses) on derivatives during period, net of income taxes	2	(2)
Pension liability adjustment during period, net of income taxes	(1)	0
Balance, end of period	2,936	2,332
Treasury stock:
Balance, beginning of period	(8,819)	(7,566)
Purchases of treasury stock	(612)	(610)
Cost of shares issued	18	21
Balance, end of period	(9,413)	(8,155)
Total shareholders’ equity	$20,021	$18,637
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2016	2015
Cash flows from operating activities:
Net earnings	$731	$663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	32	141
Increase in deferred policy acquisition costs	(37)	(29)
Increase in policy liabilities	919	835
Change in income tax liabilities	(367)	(156)
Realized investment (gains) losses	(73)	(13)
Other, net	126	19
Net cash provided (used) by operating activities	1,331	1,460
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	266	484
Fixed maturities matured or called	408	66
Perpetual securities matured or called	35	156
Securities held to maturity:
Fixed maturities matured or called	277	85
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(1,911)	(1,442)
Available-for-sale equity securities acquired	(364)	0
Other investments, net	(123)	(7)
Settlement of derivatives, net	273	(1,983)
Cash received (pledged or returned) as collateral, net	(189)	503
Other, net	(159)	60
Net cash provided (used) by investing activities	(1,487)	(2,078)
Cash flows from financing activities:
Purchases of treasury stock	(612)	(610)
Proceeds from borrowings	0	989
Dividends paid to shareholders	(167)	(165)
Change in investment-type contracts, net	45	84
Treasury stock reissued	7	13
Other, net	(39)	11
Net cash provided (used) by financing activities	(766)	322
Effect of exchange rate changes on cash and cash equivalents	21	1
Net change in cash and cash equivalents	(901)	(295)
Cash and cash equivalents, beginning of period	4,350	4,658
Cash and cash equivalents, end of period	$3,449	$4,363
Supplemental disclosures of cash flow information:
Income taxes paid	$779	$517
Interest paid	54	47
Noncash interest	12	36
Impairment losses included in realized investment losses	14	6
Noncash financing activities:
Capital lease obligations	(1)	0
Treasury stock issued for:
Associate stock bonus	8	8
Shareholder dividend reinvestment	6	6
Share-based compensation grants	4	4
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 74% and 70% of the Company's total revenues in the three-month periods ended March 31, 2016, and 2015, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 84% at March 31, 2016, compared with 83% at December 31, 2015.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2016 and December 31, 2015, the consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2016 and 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2015.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments: In September 2015, the FASB issued guidance requiring that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. In the same period’s financial statements, the acquirer is required to record income effects of the adjustments as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. We adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Fair Value Measurement - Disclosures for investments in certain entities that calculate net asset value per share (or its equivalent): In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. We adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Interest - Imputation of Interest - Simplifying the presentation of debt issuance costs: In April 2015, the FASB issued updated guidance to simplify presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. In August 2015, the FASB issued updated Securities and Exchange Commission (SEC) Staff guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. The guidance states that an entity may defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We retrospectively adopted this guidance as of January 1, 2016. The retrospective adoption of this accounting standard resulted in a $40 million reduction to notes payable and other assets as of December 31, 2015, the earliest balance sheet date presented in the period of adoption.

Consolidation - Amendments to the consolidation analysis: In February 2015, the FASB issued updated guidance that affects evaluation of whether limited partnerships and similar legal entities (limited liability corporations and securitization structures, etc.) are variable interest entities (VIEs), evaluation of whether fees paid to a decision maker or a service provider are a variable interest, and evaluation of the effect of fee arrangements and the effect of related parties on the determination of the primary beneficiary under the VIE model for consolidation. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnership and similar legal entities that provide partners with either substantive kick-out rights or substantive participating rights over the general partner will now be evaluated under the voting interest model rather than the VIE model for consolidation. In situations where no single party has a controlling financial interest in a VIE, the related party relationships under common control should be considered in their entirety in determining whether that common control group has a controlling financial interest in the VIE. We adopted this guidance as of January 1, 2016. The adoption of this guidance impacted our footnote disclosures, but did not have a significant impact on our financial position or results of operations.

Derivatives and Hedging - Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity: In November 2014, the FASB issued guidance to clarify how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance also clarifies that an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. We adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Compensation - Stock Compensation - Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period: In June 2014, the FASB issued this amendment that provides guidance on certain share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. We adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on our financial position or results of operations.

Accounting Pronouncements Pending Adoption

Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued amendments which simplify several aspects for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equities, and classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. We are currently evaluating the impact of this guidance on our financial position, results of operations or disclosures.

Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting: In March 2016, the FASB issued amendments which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Per the amendments, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our financial position or results of operations.

Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments: In March 2016, the FASB issued amendments which clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on our financial position or results of operations.

Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships: In March 2016, the FASB issued amendments which clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on our financial position or results of operations.

Leases: In January 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset, will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a least term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this guidance on our financial position, results of operations or disclosures.

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

Revenue from contracts with customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of this guidance on our financial position, results of operations or disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to our business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

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

	Three Months Ended March 31,
(In millions)	2016	2015
Revenues:
Aflac Japan:
Net earned premiums	$3,179	$3,078
Net investment income	622	613
Other income	8	8
Total Aflac Japan	3,809	3,699
Aflac U.S.:
Net earned premiums	1,367	1,339
Net investment income	174	166
Other income	3	3
Total Aflac U.S.	1,544	1,508
Other business segments	65	26
Total business segment revenues	5,418	5,233
Realized investment gains (losses) (1)	51	(4)
Corporate	67	97
Intercompany eliminations	(42)	(82)
Other non-operating income (loss)	(43)	(18)
Total revenues	$5,451	$5,226
(1) Excluding a gain of $22 and $17 for the three-month periods ended March 31, 2016, and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

	Three Months Ended March 31,
(In millions)	2016	2015
Pretax earnings:
Aflac Japan	$838	$819
Aflac U.S.	332	285
Other business segments	3	1
Total business segment pretax operating earnings	1,173	1,105
Interest expense, noninsurance operations	(29)	(49)
Corporate and eliminations	(35)	(21)
Pretax operating earnings	1,109	1,035
Realized investment gains (losses) (1)	51	(4)
Other non-operating income (loss)	(43)	(18)
Total earnings before income taxes	$1,117	$1,013
Income taxes applicable to pretax operating earnings	$383	$357
Effect of foreign currency translation on operating earnings	13	(58)
(1) Excluding a gain of $22 and $17 for the three-month periods ended March 31, 2016, and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets were as follows:

(In millions)	March 31, 2016	December 31, 2015
Assets:
Aflac Japan	$107,153	$97,646
Aflac U.S.	19,413	18,537
Other business segments	216	188
Total business segment assets	126,782	116,371
Corporate	25,627	23,375
Intercompany eliminations	(24,643)	(21,490)
Total assets	$127,766	$118,256
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$19,715	$3,950	$0	$23,665
Municipalities	142	36	0	178
Mortgage- and asset-backed securities	336	40	0	376
Public utilities	1,497	221	18	1,700
Sovereign and supranational	847	160	0	1,007
Banks/financial institutions	2,514	326	156	2,684
Other corporate	3,591	516	72	4,035
Total yen-denominated	28,642	5,249	246	33,645
Dollar-denominated:
U.S. government and agencies	104	12	0	116
Municipalities	940	161	9	1,092
Mortgage- and asset-backed securities	207	22	0	229
Public utilities	5,584	667	132	6,119
Sovereign and supranational	340	104	0	444
Banks/financial institutions	2,654	533	15	3,172
Other corporate	26,177	2,069	935	27,311
Total dollar-denominated	36,006	3,568	1,091	38,483
Total fixed maturities	64,648	8,817	1,337	72,128
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,692	100	172	1,620
Other corporate	196	21	0	217
Dollar-denominated:
Banks/financial institutions	51	21	0	72
Total perpetual securities	1,939	142	172	1,909
Equity securities:
Yen-denominated	602	26	48	580
Dollar-denominated	273	16	0	289
Total equity securities	875	42	48	869
Total securities available for sale	$67,462	$9,001	$1,557	$74,906

	March 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$21,409	$6,186	$0	$27,595
Municipalities	365	122	0	487
Mortgage- and asset-backed securities	37	3	0	40
Public utilities	3,309	282	71	3,520
Sovereign and supranational	2,735	263	11	2,987
Banks/financial institutions	4,566	215	50	4,731
Other corporate	3,094	393	40	3,447
Total yen-denominated	35,515	7,464	172	42,807
Total securities held to maturity	$35,515	$7,464	$172	$42,807

	December 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,293	$1,862	$0	$19,155
Municipalities	128	9	0	137
Mortgage- and asset-backed securities	322	33	0	355
Public utilities	1,400	210	10	1,600
Sovereign and supranational	791	180	0	971
Banks/financial institutions	2,321	325	105	2,541
Other corporate	3,337	448	33	3,752
Total yen-denominated	25,592	3,067	148	28,511
Dollar-denominated:
U.S. government and agencies	110	11	0	121
Municipalities	926	151	6	1,071
Mortgage- and asset-backed securities	200	27	0	227
Public utilities	5,464	636	221	5,879
Sovereign and supranational	331	105	0	436
Banks/financial institutions	2,865	634	21	3,478
Other corporate	25,154	1,774	1,302	25,626
Total dollar-denominated	35,050	3,338	1,550	36,838
Total fixed maturities	60,642	6,405	1,698	65,349
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,581	143	93	1,631
Other corporate	183	22	0	205
Dollar-denominated:
Banks/financial institutions	77	35	1	111
Total perpetual securities	1,841	200	94	1,947
Equity securities:
Yen-denominated	472	19	4	487
Dollar-denominated	8	3	0	11
Total equity securities	480	22	4	498
Total securities available for sale	$62,963	$6,627	$1,796	$67,794

	December 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,004	$3,387	$0	$23,391
Municipalities	341	74	0	415
Mortgage- and asset-backed securities	36	2	0	38
Public utilities	3,092	205	94	3,203
Sovereign and supranational	2,555	182	26	2,711
Banks/financial institutions	4,431	168	53	4,546
Other corporate	3,000	260	44	3,216
Total yen-denominated	33,459	4,278	217	37,520
Total securities held to maturity	$33,459	$4,278	$217	$37,520

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

In 2015 and continuing into the first quarter of 2016, we increased our investment in yen-denominated publicly traded equity securities. During the first quarter of 2016, we also increased our investment in U.S. dollar-denominated publicly traded equity securities. These securities are classified as available for sale and carried on our balance sheet at fair value.

During the first quarter of 2016 and 2015, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at March 31, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$182	$192	$74	$76
Due after one year through five years	3,305	3,560	712	768
Due after five years through 10 years	11,490	11,675	2,222	2,381
Due after 10 years	36,829	42,681	8,885	9,763
Mortgage- and asset-backed securities	388	444	35	41
Total fixed maturities available for sale	$52,194	$58,552	$11,928	$13,029
Held to maturity:
Due in one year or less	$222	$223	$0	$0
Due after one year through five years	1,811	1,904	0	0
Due after five years through 10 years	1,904	2,038	0	0
Due after 10 years	31,541	38,602	0	0
Mortgage- and asset-backed securities	37	40	0	0
Total fixed maturities held to maturity	$35,515	$42,807	$0	$0

At March 31, 2016, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $526 million at amortized cost and $547 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$322	$284	$0	$0
Due after one year through five years	284	295	0	0
Due after 10 years	1,294	1,276	39	54
Total perpetual securities available for sale	$1,900	$1,855	$39	$54

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

Investment exposures that individually exceeded 10% of shareholders' equity as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$40,655	$50,636	A	$36,859	$42,025
(1)JGBs or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Realized investment gains (losses) on securities:
Fixed maturities:
Available for sale:
Gross gains from sales	$2	$49
Gross losses from sales	(4)	0
Net gains (losses) from redemptions	83	19
Other-than-temporary impairment losses	(12)	(6)
Total fixed maturities	69	62
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	10	0
Other-than-temporary impairment losses	(2)	0
Total perpetual securities	8	0
Derivatives and other:
Derivative gains (losses)	(4)	(49)
Total derivatives and other	(4)	(49)
Total realized investment gains (losses)	$73	$13

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

	Three Months Ended March 31,
(In millions)	2016	2015
Perpetual securities	$2	$0
Corporate bonds	12	2
Bank/financial institution bonds	0	4
Total other-than-temporary impairment losses realized (1)	$14	$6
(1) Includes $14 and $6 for the three-month periods ended March 31, 2016 and 2015, respectively, from change in intent to sell securities

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2016	December 31, 2015
Unrealized gains (losses) on securities available for sale	$7,444	$4,831
Deferred income taxes	(2,760)	(1,845)
Shareholders’ equity, unrealized gains (losses) on investment securities	$4,684	$2,986
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$44	$9	$0	$0	$44	$9
Public utilities:
Dollar-denominated	1,491	132	662	38	829	94
Yen-denominated	1,526	89	725	47	801	42
Sovereign and supranational:
Yen-denominated	309	11	97	1	212	10
Banks/financial institutions:
Dollar-denominated	211	15	184	6	27	9
Yen-denominated	2,108	206	949	12	1,159	194
Other corporate:
Dollar-denominated	10,079	935	4,167	282	5,912	653
Yen-denominated	1,786	112	919	39	867	73
Total fixed maturities	17,554	1,509	7,703	425	9,851	1,084
Perpetual securities:
Yen-denominated	815	172	392	49	423	123
Total perpetual securities	815	172	392	49	423	123
Equity securities:
Yen-denominated	355	48	355	48	0	0
Total equity securities	355	48	355	48	0	0
Total	$18,724	$1,729	$8,450	$522	$10,274	$1,207

	December 31, 2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$80	$6	$80	$6	$0	$0
Public utilities:
Dollar-denominated	2,127	221	1,689	132	438	89
Yen-denominated	1,487	104	1,062	73	425	31
Sovereign and supranational:
Yen-denominated	580	26	385	13	195	13
Banks/financial institutions:
Dollar-denominated	366	21	348	11	18	10
Yen-denominated	2,350	158	1,147	14	1,203	144
Other corporate:
Dollar-denominated	13,430	1,302	11,068	770	2,362	532
Yen-denominated	1,151	77	343	5	808	72
Total fixed maturities	21,571	1,915	16,122	1,024	5,449	891
Perpetual securities:
Dollar-denominated	6	1	0	0	6	1
Yen-denominated	645	93	216	12	429	81
Total perpetual securities	651	94	216	12	435	82
Equity securities:
Yen-denominated	191	4	191	4	0	0
Total equity securities	191	4	191	4	0	0
Total	$22,413	$2,013	$16,529	$1,040	$5,884	$973

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our fixed maturity or perpetual securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal. The unrealized losses on our investments in equity securities are primarily related to general market conditions which reflect prospects for the economy as a whole or due to specific information pertaining to an industry or an individual company.

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

The following table provides more information on our unrealized loss position on fixed maturities, perpetual securities and equity securities.

	March 31, 2016			December 31, 2015
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Public utilities	16%	13%	92%	16%	16%	93%
Sovereign and supranational	2	1	100	3	1	100
Banks/financial institutions	13	13	46	12	9	59
Other corporate	63	60	64	66	69	86
Total fixed maturities	94	87		97	95
Perpetual securities	4	10	100	3	5	100
Equity securities	2	3		0	0
Total	100%	100%		100%	100%

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturities and perpetual securities are expected to diminish as investments near maturity. Based on our credit analysis, we believe that the issuers of our fixed maturity and perpetual security investments in the sectors shown in the table above have the ability to service their obligations to us.

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

Investments in Consolidated Variable Interest Entities

	March 31, 2016		December 31, 2015
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,110	$4,861	$3,739	$4,554
Perpetual securities, available for sale	244	186	255	228
Equity securities	683	648	363	363
Other investments	20	21	0	0
Other assets	114	114	102	102
Total assets of consolidated VIEs	$5,171	$5,830	$4,459	$5,247
Liabilities:
Other liabilities	$175	$175	$293	$293
Total liabilities of consolidated VIEs	$175	$175	$293	$293

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding debt, equity, and perpetual securities and foreign currency, and/or credit default swaps (CDS), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in senior secured bank loans (bank loans), commercial mortgage loans, and certain equity securities through unit trust structures, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

We invest in bank loans through unit trust structures in which we are the only investor, requiring us to consolidate these trusts. These bank loans are classified as available-for-sale fixed-maturity securities in the financial statements. As of March 31, 2016, the amortized cost and fair value of our bank loan investments was $1.6 billion, compared with an amortized cost and fair value of $1.4 billion as of December 31, 2015. During the fourth quarter of 2015, we began investing in yen-denominated public equities through a unit trust structure in which we are the only investor, requiring us to consolidate the trust under U.S. GAAP. In the first quarter of 2016, we began investing in dollar-denominated public equities through a unit trust structure in which we are the only investor, requiring us to consolidate the trust under U.S. GAAP. These equities are classified as available-for-sale in the financial statements. As of March 31, 2016, the amortized cost and fair value of these equities held in a unit trust structure was $683 million and $648 million, respectively, compared with amortized cost and fair value of $363 million as of December 31, 2015. In the first quarter of 2016, we began investing in commercial mortgage loans through a unit trust structure in which we are the only investor, requiring us to consolidate the trust under U.S. GAAP. These loans are classified as held for investment and reflected in other investments on the consolidated balance sheets. As of March 31, 2016, the amortized cost and fair value of these loans was $20 million and $21 million, respectively.

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	March 31, 2016		December 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,908	$5,291	$4,731	$5,093
Perpetual securities, available for sale	266	256	249	253
Fixed maturities, held to maturity	2,651	2,886	2,477	2,636
Total investments in VIEs not consolidated	$7,825	$8,433	$7,457	$7,982
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to consolidations.

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 145 separate issuers with an average credit rating of BBB.

Loans and Loan Receivables

We classify our loans and loan receivables as held-for-investment, and we carry them on the balance sheet at amortized cost less an estimated allowance for loan losses. Our loan allowance for losses is established using both specific and general allowances. The specific allowance is used on an individual loan basis for those impaired loans where we expect to incur a loss. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which we expect to incur a loss.

Middle Market Loans

As of March 31, 2016, and December 31, 2015, our investment in middle market loan receivables, net of reserves, was $219 million and $118 million, respectively, which includes an unfunded amount of $75 million and $53 million, respectively, that was reflected in other liabilities on the consolidated balance sheets. As of March 31, 2016 and December 31, 2015, we had no loans that were past due in regards to principal and/or interest payments. Additionally, we held no loans that were on nonaccrual status or considered impaired as of March 31, 2016 and December 31, 2015. Our middle market loan allowance for losses was immaterial as of March 31, 2016 and December 31, 2015. We had no troubled debt restructurings during the three months ended March 31, 2016 and 2015.

As of March 31, 2016, we had commitments of $80 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

Commercial Mortgage Loans

During the first quarter of 2016, we began funding investments in commercial mortgage loans. As of March 31, 2016, we held $33 million of commercial mortgage loans, and had no loans that were past due in regards to principal and/or interest payments. Additionally, we held no loans that were on nonaccrual status or considered impaired as of March 31, 2016. Our commercial mortgage loan allowance for losses was immaterial as of March 31, 2016. We had no troubled debt restructurings during the three months ended March 31, 2016.

As of March 31, 2016, we had $35 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded.

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

Details of our securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
March 31, 2016
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$0	$392	$392
Public utilities	109	0	109
Banks/financial institutions	19	0	19
Other corporate	310	0	310
Total borrowings	$438	$392	$830
Gross amount of recognized liabilities for securities lending transactions			$830
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
(1) These securities are pledged as collateral under our U.S. securities lending program and can be called at our discretion; therefore, they are classified as Overnight and Continuous.

Securities Lending Transactions Accounted for as Secured Borrowings
December 31, 2015
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2016 and December 31, 2015, respectively.

Certain fixed-maturity securities have been pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

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

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the fair value of certain fixed-maturity U.S. dollar-denominated securities. The majority of these forwards and options have short-term maturities (12 months or less). In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities.

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

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. As of March 31, 2016, there were 15 counterparties to our derivative agreements, with five comprising 62% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	March 31, 2016			December 31, 2015
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$2,366	$153	$(58)	$2,187	$166	$(35)
A	18,157	926	(199)	19,940	510	(336)
BBB	1,635	65	(75)	0	0	0
Total	$22,158	$1,144	$(332)	$22,127	$676	$(371)

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

The fair value of the collateral posted by us to third parties for derivative transactions was $74 million at March 31, 2016, which consisted entirely of cash, compared with $20 million at December 31, 2015, which consisted of $17 million of pledged securities and $3 million of cash. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $62 million and $26 million as of March 31, 2016 and December 31, 2015, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2016, we would not be required to post any additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $938 million and $412 million at March 31, 2016 and December 31, 2015, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights.

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

	March 31, 2016
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(10)	$0	$(10)
Total cash flow hedges	75	(10)	0	(10)
Fair value hedges:
Foreign currency forwards	12,711	629	635	(6)
Foreign currency options	1,485	(1)	1	(2)
Total fair value hedges	14,196	628	636	(8)
Net investment hedge:
Foreign currency forwards	773	(25)	5	(30)
Foreign currency options	384	(18)	4	(22)
Total net investment hedge	1,157	(43)	9	(52)
Non-qualifying strategies:
Foreign currency swaps	6,580	231	493	(262)
Foreign currency forwards	61	4	4	0
Credit default swaps	89	2	2	0
Total non-qualifying strategies	6,730	237	499	(262)
Total derivatives	$22,158	$812	$1,144	$(332)
Balance Sheet Location
Other assets	$16,012	$1,144	$1,144	$0
Other liabilities	6,146	(332)	0	(332)
Total derivatives	$22,158	$812	$1,144	$(332)

	December 31, 2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	13,080	45	88	(43)
Foreign currency options	1,250	0	0	0
Total fair value hedges	14,330	45	88	(43)
Net investment hedge:
Foreign currency forwards	763	13	19	(6)
Foreign currency options	266	(3)	5	(8)
Total net investment hedge	1,029	10	24	(14)
Non-qualifying strategies:
Foreign currency swaps	6,599	264	563	(299)
Foreign currency forwards	11	0	0	0
Credit default swaps	83	1	1	0
Total non-qualifying strategies	6,693	265	564	(299)
Total derivatives	$22,127	$305	$676	$(371)
Balance Sheet Location
Other assets	$11,413	$676	$676	$0
Other liabilities	10,714	(371)	0	(371)
Total derivatives	$22,127	$305	$676	$(371)

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended March 31, 2016:
Foreign currency forwards	Fixed-maturity securities	$857	$(44)	$901	$(882)	$19
Foreign currency options	Fixed-maturity securities	(1)	(1)	0	0	0
Three Months Ended March 31, 2015:
Foreign currency forwards	Fixed-maturity securities	$37	$(15)	$52	$(39)	$13
Foreign currency options	Fixed-maturity securities	2	3	(1)	1	0
Interest rate swaptions	Fixed-maturity securities	(91)	19	(110)	94	(16)

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated the Parent Company's yen-denominated liabilities (Samurai and Uridashi notes - see Note 7) as non-derivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

We used foreign exchange forwards and options to hedge foreign exchange risk on 25.0 billion yen of profit repatriation received from Aflac Japan in February 2016. As of March 31, 2016, we had entered into foreign exchange forwards and options as part of a hedge on 130.4 billion yen of future profit repatriation.

Our net investment hedge was effective during the three-month periods ended March 31, 2016 and 2015, respectively.
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
For additional information regarding these swaps, see Note 7 in this report and Note 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2016		2015
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$3	$0	$(4)
Total cash flow hedges	0	3	0	(4)
Fair value hedges:
Foreign currency forwards (2)	(25)	0	(2)	0
Foreign currency options (2)	(1)	0	3	0
Interest rate swaptions (2)	0	0	3	0
Total fair value hedges	(26)	0	4	0
Net investment hedge:
Non-derivative hedging instruments	0	(15)	0	(1)
Foreign currency forwards	0	(50)	0	2
Foreign currency options	0	(16)	0	0
Total net investment hedge	0	(81)	0	1
Non-qualifying strategies:
Foreign currency swaps	10	0	(57)	0
Foreign currency forwards	11	0	0	0
Credit default swaps	1	0	1	0
Interest rate swaps	0	0	3	0
Total non- qualifying strategies	22	0	(53)	0
Total	$(4)	$(78)	$(49)	$(3)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges and net investment hedge for the three-month periods ended March 31, 2016 and 2015. As of March 31, 2016, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$493	$0	$493	$0	$(308)		$185
Foreign currency forwards	644	0	644	0	(630)		14
Foreign currency options	5	0	5	0	0		5
Credit default swaps	2	0	2	0	0		2
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	1,144	0	1,144	0	(938)	(1)	206
Securities lending and similar arrangements	790	0	790	0	(790)		0
Total	$1,934	$0	$1,934	$0	$(1,728)		$206
(1) Consists of $661 of pledged securities and $277 of cash.

December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$563	$0	$563	$0	$(313)		$250
Foreign currency forwards	107	0	107	0	(96)		11
Foreign currency options	5	0	5	0	(3)		2
Credit default swaps	1	0	1	0	0		1
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	676	0	676	0	(412)	(1)	264
Securities lending and similar arrangements	921	0	921	0	(921)		0
Total	$1,597	$0	$1,597	$0	$(1,333)		$264
(1) Consists of $86 of pledged securities and $326 of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(272)	$0	$(272)	$0	$33		$(239)
Foreign currency forwards	(36)	0	(36)	0	24		(12)
Foreign currency options	(24)	0	(24)	0	17		(7)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(332)	0	(332)	0	74	(1)	(258)
Securities lending and similar arrangements	(830)	0	(830)	790	0		(40)
Total	$(1,162)	$0	$(1,162)	$790	$74		$(298)
(1) Consists entirely of cash.

December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(314)	$0	$(314)	$0	$1		$(313)
Foreign currency forwards	(49)	0	(49)	0	18		(31)
Foreign currency options	(8)	0	(8)	0	1		(7)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(371)	0	(371)	0	20	(1)	(351)
Securities lending and similar arrangements	(941)	0	(941)	921	0		(20)
Total	$(1,312)	$0	$(1,312)	$921	$20		$(371)
(1) Consists of $17 of pledged securities and $3 of cash.

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

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

	March 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$23,075	$706	$0	$23,781
Municipalities	0	1,270	0	1,270
Mortgage- and asset-backed securities	0	368	237	605
Public utilities	0	7,819	0	7,819
Sovereign and supranational	0	1,451	0	1,451
Banks/financial institutions	0	5,830	26	5,856
Other corporate	0	31,346	0	31,346
Total fixed maturities	23,075	48,790	263	72,128
Perpetual securities:
Banks/financial institutions	0	1,692	0	1,692
Other corporate	0	217	0	217
Total perpetual securities	0	1,909	0	1,909
Equity securities	860	6	3	869
Other assets:
Foreign currency swaps	0	381	112	493
Foreign currency forwards	0	644	0	644
Foreign currency options	0	5	0	5
Credit default swaps	0	0	2	2
Total other assets	0	1,030	114	1,144
Other investments	198	0	0	198
Cash and cash equivalents	3,449	0	0	3,449
Total assets	$27,582	$51,735	$380	$79,697
Liabilities:
Foreign currency swaps	$0	$97	$175	$272
Foreign currency forwards	0	36	0	36
Foreign currency options	0	24	0	24
Total liabilities	$0	$157	$175	$332

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,669	$607	$0	$19,276
Municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities	0	362	220	582
Public utilities	0	7,479	0	7,479
Sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions	0	5,993	26	6,019
Other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions	0	1,742	0	1,742
Other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities	489	6	3	498
Other assets:
Foreign currency swaps	0	462	101	563
Foreign currency forwards	0	107	0	107
Foreign currency options	0	5	0	5
Credit default swaps	0	0	1	1
Total other assets	0	574	102	676
Other investments	176	0	0	176
Cash and cash equivalents	4,350	0	0	4,350
Total assets	$23,684	$48,961	$351	$72,996
Liabilities:
Foreign currency swaps	$0	$21	$293	$314
Foreign currency forwards	0	49	0	49
Foreign currency options	0	8	0	8
Total liabilities	$0	$78	$293	$371

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$21,409	$27,595	$0	$0	$27,595
Municipalities	365	0	487	0	487
Mortgage and asset-backed securities	37	0	13	27	40
Public utilities	3,309	0	3,520	0	3,520
Sovereign and supranational	2,735	0	2,987	0	2,987
Banks/financial institutions	4,566	0	4,731	0	4,731
Other corporate	3,094	0	3,447	0	3,447
Other investments	252	0	0	253	253
Total assets	$35,767	$27,595	$15,185	$280	$43,060
Liabilities:
Other policyholders’ funds	$6,781	$0	$0	$6,649	$6,649
Notes payable (excluding capital leases)	4,965	0	0	5,353	5,353
Total liabilities	$11,746	$0	$0	$12,002	$12,002

	December 31, 2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,004	$23,391	$0	$0	$23,391
Municipalities	341	0	415	0	415
Mortgage and asset-backed securities	36	0	12	26	38
Public utilities	3,092	0	3,203	0	3,203
Sovereign and supranational	2,555	0	2,711	0	2,711
Banks/financial institutions	4,431	0	4,546	0	4,546
Other corporate	3,000	0	3,216	0	3,216
Other investments	118	0	0	118	118
Total assets	$33,577	$23,391	$14,103	$144	$37,638
Liabilities:
Other policyholders’ funds	$6,285	$0	$0	$6,160	$6,160
Notes payable (excluding capital leases)	4,991	0	0	5,285	5,285
Total liabilities	$11,276	$0	$0	$11,445	$11,445

Fair Value of Financial Instruments

U.S. GAAP requires disclosure of the fair value of certain financial instruments including those that are not carried at fair value. The carrying amounts for cash and cash equivalents, other investments (excluding loan receivables), receivables, accrued investment income, accounts payable, cash collateral and payables for security transactions approximated their fair values due to the nature of these instruments. Liabilities for future policy benefits and unpaid policy claims are not financial instruments as defined by U.S. GAAP.

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

For the periods presented, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	March 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,075	$706	$0	$23,781
Total government and agencies	23,075	706	0	23,781
Municipalities:
Third party pricing vendor	0	1,270	0	1,270
Total municipalities	0	1,270	0	1,270
Mortgage- and asset-backed securities:
Third party pricing vendor	0	368	0	368
Broker/other	0	0	237	237
Total mortgage- and asset-backed securities	0	368	237	605
Public utilities:
Third party pricing vendor	0	7,819	0	7,819
Total public utilities	0	7,819	0	7,819
Sovereign and supranational:
Third party pricing vendor	0	1,451	0	1,451
Total sovereign and supranational	0	1,451	0	1,451
Banks/financial institutions:
Third party pricing vendor	0	5,830	0	5,830
Broker/other	0	0	26	26
Total banks/financial institutions	0	5,830	26	5,856
Other corporate:
Third party pricing vendor	0	31,346	0	31,346
Total other corporate	0	31,346	0	31,346
Total fixed maturities	23,075	48,790	263	72,128
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,648	0	1,648
Broker/other	0	44	0	44
Total banks/financial institutions	0	1,692	0	1,692
Other corporate:
Third party pricing vendor	0	217	0	217
Total other corporate	0	217	0	217
Total perpetual securities	0	1,909	0	1,909
Equity securities:
Third party pricing vendor	860	6	0	866
Broker/other	0	0	3	3
Total equity securities	860	6	3	869
Total securities available for sale	$23,935	$50,705	$266	$74,906

	March 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$27,595	$0	$0	$27,595
Total government and agencies	27,595	0	0	27,595
Municipalities:
Third party pricing vendor	0	487	0	487
Total municipalities	0	487	0	487
Mortgage- and asset-backed securities:
Third party pricing vendor	0	13	0	13
Broker/other	0	0	27	27
Total mortgage- and asset-backed securities	0	13	27	40
Public utilities:
Third party pricing vendor	0	3,520	0	3,520
Total public utilities	0	3,520	0	3,520
Sovereign and supranational:
Third party pricing vendor	0	2,987	0	2,987
Total sovereign and supranational	0	2,987	0	2,987
Banks/financial institutions:
Third party pricing vendor	0	4,731	0	4,731
Total banks/financial institutions	0	4,731	0	4,731
Other corporate:
Third party pricing vendor	0	3,447	0	3,447
Total other corporate	0	3,447	0	3,447
Total securities held to maturity	$27,595	$15,185	$27	$42,807

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,669	$607	$0	$19,276
Total government and agencies	18,669	607	0	19,276
Municipalities:
Third party pricing vendor	0	1,208	0	1,208
Total municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities:
Third party pricing vendor	0	362	0	362
Broker/other	0	0	220	220
Total mortgage- and asset-backed securities	0	362	220	582
Public utilities:
Third party pricing vendor	0	7,479	0	7,479
Total public utilities	0	7,479	0	7,479
Sovereign and supranational:
Third party pricing vendor	0	1,407	0	1,407
Total sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions:
Third party pricing vendor	0	5,993	0	5,993
Broker/other	0	0	26	26
Total banks/financial institutions	0	5,993	26	6,019
Other corporate:
Third party pricing vendor	0	29,378	0	29,378
Total other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,742	0	1,742
Total banks/financial institutions	0	1,742	0	1,742
Other corporate:
Third party pricing vendor	0	205	0	205
Total other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities:
Third party pricing vendor	489	6	0	495
Broker/other	0	0	3	3
Total equity securities	489	6	3	498
Total securities available for sale	$19,158	$48,387	$249	$67,794

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,391	$0	$0	$23,391
Total government and agencies	23,391	0	0	23,391
Municipalities:
Third party pricing vendor	0	415	0	415
Total municipalities	0	415	0	415
Mortgage- and asset-backed securities:
Third party pricing vendor	0	12	0	12
Broker/other	0	0	26	26
Total mortgage- and asset-backed securities	0	12	26	38
Public utilities:
Third party pricing vendor	0	3,203	0	3,203
Total public utilities	0	3,203	0	3,203
Sovereign and supranational:
Third party pricing vendor	0	2,711	0	2,711
Total sovereign and supranational	0	2,711	0	2,711
Banks/financial institutions:
Third party pricing vendor	0	4,546	0	4,546
Total banks/financial institutions	0	4,546	0	4,546
Other corporate:
Third party pricing vendor	0	3,189	0	3,189
Broker/other	0	27	0	27
Total other corporate	0	3,216	0	3,216
Total securities held to maturity	$23,391	$14,103	$26	$37,520

The following is a discussion of the determination of fair value of our remaining financial instruments.

Loan Receivables

For investments accounted for as loan receivables, we record those investments at amortized cost on the acquisition date and carry at adjusted amortized cost. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. Loan receivables are included in the other investments line item on the consolidated balance sheet.

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the three-month periods ended March 31, 2016 and 2015, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended March 31, 2016
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$0	$0	$26	$0	$0	$3	$0	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	125	1	126
Unrealized gains (losses) included in other comprehensive income (loss)	21	0	0	0	0	0	0	0	4	0	25
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(4)	0	0	0	0	0	0	0	0	0	(4)
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$237	$0	$0	$26	$0	$0	$3	$0	$(63)	$2	$205
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$125	$1	$126
(1) Derivative assets and liabilities are presented net

Three Months Ended March 31, 2015
	Fixed Maturities					Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate	Banks/ Financial Institutions		Interest Rate Swaps	Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$0	$0	$26	$0	$149	$3	$0	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	0	0	0	0	(83)	1	(82)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	0	0	0	0	1	0	0	(4)	0	(4)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0	0	0	0
Settlements	(1)	0	0	0	0	0	0	0	16	0	15
Transfers into Level 3	0	0	0	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0	0	0	0
Balance, end of period	$221	$0	$0	$26	$0	$150	$3	$0	$(283)	$1	$118
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$0	$0	$0	$(83)	$1	$(82)
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

March 31, 2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$237	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1 - $724 ($8)
Other assets:
Foreign currency swaps	15	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			CDS spreads	32 - 147 bps
			Foreign exchange rates	20.34%	(c)
	12	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			CDS spreads	12 - 82 bps
	85	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			Foreign exchange rates	20.34%	(c)
Credit default swaps	2	Discounted cash flow	Base correlation	64.18% - 69.87%	(e)
			CDS spreads	84 bps
			Recovery rate	36.95%
Total assets	$380
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
(e) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices.

March 31, 2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$119	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			CDS spreads	32 - 147 bps
			Foreign exchange rates	20.34%	(c)
	46	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			CDS spreads	35 - 213 bps
	10	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			Foreign exchange rates	20.34%	(c)
Total liabilities	$175
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(c) Based on 10 year volatility of JPY/USD exchange rate

December 31, 2015
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$220	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1-$677 ($7)
Other assets:
Foreign currency swaps	7	Discounted cash flow	Interest rates (USD)	2.20% - 2.62%	(a)
			Interest rates (JPY)	.42% - 1.22%	(b)
			CDS spreads	32 - 147 bps
			Foreign exchange rates	20.05%	(c)
	94	Discounted cash flow	Interest rates (USD)	2.20% - 2.62%	(a)
			Interest rates (JPY)	.42% - 1.22%	(b)
			Foreign exchange rates	20.05%	(c)
Credit default swaps	1	Discounted cash flow	Base correlation	53.26% - 58.40%	(e)
			CDS spreads	123 bps
			Recovery rate	36.87%
Total assets	$351
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

December 31, 2015
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
Foreign exchange swaps also have a lump-sum final settlement of foreign exchange principal receivables at the termination of the swap. An increase in yen interest rates will decrease the value of the final settlement foreign exchange receivables and decrease the value of the swap, and an increase in U.S. dollar interest rates will increase the swap value.
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

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

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

We have recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $856 million, as of March 31, 2016, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $869 million as of March 31, 2016.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended March 31,
(In millions)	2016	2015
Direct premium income	$4,690	$4,514
Ceded to other companies:
Ceded Aflac Japan closed blocks	(134)	(90)
Other	(12)	(10)
Assumed from other companies:
Retrocession activities	56	15
Other	2	3
Net premium income	$4,602	$4,432

Direct benefits and claims	$3,103	$3,025
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(121)	(80)
Other	4	(7)
Assumed from other companies:
Retrocession activities	53	14
Other	(14)	0
Benefits and claims, net	$3,025	$2,952

These reinsurance transactions are indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement is effective from December 1, 2015 until December 31, 2016. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2016, we have not executed a reinsurance treaty under this committed reinsurance facility.

7.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	March 31, 2016		December 31, 2015
2.65% senior notes due February 2017	$650	(1)	$651	(1)
2.40% senior notes due March 2020	547		546
4.00% senior notes due February 2022	348		348
3.625% senior notes due June 2023	696		696
3.625% senior notes due November 2024	744	(2)	744	(2)
3.25% senior notes due March 2025	446	(2)	445	(2)
6.90% senior notes due December 2039	393	(2)	393	(2)
6.45% senior notes due August 2040	444	(2)	445	(2)
5.50% subordinated debentures due September 2052	486		486
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	71		66
Yen-denominated Samurai notes:
1.84% notes due July 2016 (principal amount 15.8 billion yen)	140		131
Capitalized lease obligations payable through 2023	19		20
Total notes payable	$4,984		$4,971
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a group of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of March 31, 2016, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of March 31, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of March 31, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2016. No events of default or defaults occurred during the three-month period ended March 31, 2016.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

8.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2016	2015
Common stock - issued:
Balance, beginning of period	669,723	668,132
Exercise of stock options and issuance of restricted shares	678	722
Balance, end of period	670,401	668,854
Treasury stock:
Balance, beginning of period	245,343	225,687
Purchases of treasury stock:
Open market	10,152	9,827
Other	189	162
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(311)	(295)
Exercise of stock options	(64)	(192)
Other	(111)	(106)
Balance, end of period	255,198	235,083
Shares outstanding, end of period	415,203	433,771

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

	Three Months Ended March 31,
(In thousands)	2016	2015
Anti-dilutive share-based awards	2,682	1,878

Share Repurchase Program

During the first three months of 2016, we repurchased 10.2 million shares of our common stock in the open market for $600 million as part of our share repurchase program. During the first three months of 2015, we repurchased 9.8 million shares of our common stock in the open market for $600 million as part of our share repurchase program. As of March 31, 2016, a remaining balance of 38.2 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	612	1,748	2	(1)	2,361
Amounts reclassified from accumulated other comprehensive income (loss)	0	(50)	0	0	(50)
Net current-period other comprehensive income (loss)	612	1,698	2	(1)	2,311
Balance, end of period	$(1,584)	$4,684	$(24)	$(140)	$2,936
All amounts in the table above are net of tax.

Three Months Ended March 31, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income (loss) before reclassification	1	386	(2)	0	385
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	0	0	(32)
Net current-period other comprehensive income (loss)	1	354	(2)	0	353
Balance, end of period	$(2,540)	$5,026	$(28)	$(126)	$2,332
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$91	Sales and redemptions
	(14)	Other-than-temporary impairment losses realized
	77	Total before tax
	(27)	Tax (expense) or benefit(1)
	$50	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(3)	Acquisition and operating expenses(2)
Prior service (cost) credit	3	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$50	Net of tax
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

9.    SHARE-BASED COMPENSATION

As of March 31, 2016, the Company had outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2016, approximately 9.0 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2016.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	7,920	4.8	$90	$51.79
Exercisable	5,979	3.4	86	48.86

We received cash from the exercise of stock options in the amount of $10 million during the first three months of 2016, compared with $22 million in the first three months of 2015. The tax benefit realized as a result of stock option exercises and restricted stock releases was $13 million in the first three months of 2016, compared with $15 million in the first three months of 2015.

As of March 31, 2016, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $52 million, of which $15 million (305 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in our annual report to shareholders for the year ended December 31, 2015.

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

We provide certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents ("other postretirement benefits"). The health care plan is contributory and unfunded. Effective January 1, 2014, employees eligible for benefits included the following: (1) active employees whose age plus service, in years, equaled or exceeded 80 (rule of 80); (2) active employees who were age 55 or older and have met the 15 years of service requirement; (3) active employees who would meet the rule of 80 in the next five years; (4) active employees who were age 55 or older and who would meet the 15 years of service requirement within the next five years; and (5) current retirees. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$4	$4	$6	$6	$0	$0
Interest cost	2	2	8	8	0	1
Expected return on plan assets	(1)	(1)	(6)	(6)	0	0
Amortization of net actuarial loss	0	0	3	4	0	0
Amortization of prior service cost (credit)	0	0	0	0	(3)	(4)
Net periodic (benefit) cost	$5	$5	$11	$12	$(3)	$(3)

During the three months ended March 31, 2016, Aflac Japan contributed approximately $5 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2016) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

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

As of March 31, 2016, we had commitments of $80 million to fund potential future loan originations related to our investment in middle market loans. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. In addition, we had commitments of $35 million to fund potential future loan originations related to our investment in commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded. See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment programs.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2016 and 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2015. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at March 31, 2016 was 112.68, or 7.0% stronger than the spot yen/dollar exchange rate of 120.61 at December 31, 2015. The weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2016 was 115.35, or 3.3% stronger than the weighted-average yen/dollar exchange rate of 119.16 for the same period in 2015.
Reflecting the stronger yen/dollar exchange rate, revenues were $5.5 billion in the first quarter of 2016, compared with $5.2 billion in the first quarter of 2015. Net earnings were $731 million, or $1.74 per diluted share, compared with $663 million, or $1.51 per diluted share, in the first quarter of 2015.
Results in the first quarter of 2016 included pretax net realized investment gains of $73 million ($47 million after-tax), compared with net realized investment gains of $13 million ($8 million after-tax) in the first quarter of 2015. Net investment gains in the first quarter of 2016 included $14 million ($10 million after-tax) of other-than-temporary impairment losses; $91 million of net gains ($60 million after-tax) from the sale or redemption of securities; and $4 million of net losses ($3 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $4.7 billion at March 31, 2016, compared with a net unrealized gain of $3.0 billion at December 31, 2015.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100 billion yen. For further information regarding this transaction, see Note 7 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first three months of 2016, we repurchased 10.2 million shares of our common stock in the open market for $600 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of our assets and 78% of our liabilities are reported as of March 31, 2016, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2016. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2015.
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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.

Reconciliation of Operating Earnings to Net Earnings

	In Millions				Per Diluted Share
	Three Months Ended March 31,
	2016		2015		2016	2015
Operating earnings	$726		$678		$1.73	$1.54
Items impacting net earnings, net of tax:
Realized investment gains (losses):
Securities transactions and impairments	50		40.12			.10
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(29)		(9)		(.07)	(.02)
Other derivative and hedging activities	12	(1)	(34)	(1)	.03	(.08)
Other and non-recurring income (loss)	(28)		(12)		(.07)	(.03)
Net earnings	$731		$663		$1.74	$1.51
(1) Excludes a gain of $14 and $11, after tax, for the three-month periods ended March 31, 2016 and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses

Our investment strategy is to invest primarily in fixed-maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products, which are the principal drivers of our profitability.

Securities Transactions and Impairments

During the three-month period ended March 31, 2016, we realized pretax investment gains, net of losses, of $91 million ($60 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $14 million ($10 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the three-month period ended March 31, 2015, we realized pretax investment gains, net of losses, of $68 million ($44 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $6 million ($4 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

See Note 3 of the Notes to the Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended March 31,
(In millions)	2016	2015
Perpetual securities	$2	$0
Corporate bonds	12	2
Bank/financial institution bonds	0	4
Total other-than-temporary impairment losses realized (1)	$14	$6
(1) Includes $14 and $6 for the three-month periods ended March 31, 2016 and 2015, respectively, from change in intent to sell securities

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps and credit default swaps held in consolidated variable interest entities (VIEs); foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During the three-month period ended March 31, 2016, we realized pretax investment losses, net of gains, of $4 million ($3 million after-tax), compared with pretax investment losses, net of gains, of $49 million ($32 million after-tax) for the same period in 2015, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.6% for the three-month period ended March 31, 2016, compared with 34.5% for the same period in 2015.
Earnings Guidance

Our objective for 2016 is to produce stable operating earnings per diluted share compared with 2015. With interest rates at significantly depressed levels and a return to volatile financial markets, it is difficult to invest cash flows at attractive yields while maintaining a prudent risk tolerance. Additionally, we expect 2016 benefit ratios in both the U.S. and Japan to have continued favorable experience. If we achieve our objective for 2016, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.

2016 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2015			Yen Impact
105	$6.66 - 6.90	8.1	-	12.0%	$.49
110	6.49 - 6.73	5.4	-	9.3	.32
115	6.34 - 6.58	2.9	-	6.8	.17
120.99(2)	6.17 - 6.41	.2	-	4.1	.00
125	6.07 - 6.31	(1.5)	-	2.4	(.10)
(1)Excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and other non-operating income (loss) in 2016 and 2015
(2)Actual 2015 weighted-average exchange rate

Using the 2015 average yen/dollar exchange rate of 120.99, our annual objective is to report operating earnings per diluted share of $6.17 to $6.41. If the yen/dollar exchange rate averages 105 to 115 for the second quarter of 2016, we would expect earnings in the second quarter to be approximately $1.55 to $1.82 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2016	2015
Net premium income	$3,179	$3,078
Net investment income:
Yen-denominated investment income	322	319
Dollar-denominated investment income	300	294
Net investment income	622	613
Other income (loss)	8	8
Total operating revenues	3,809	3,699
Benefits and claims, net	2,283	2,228
Operating expenses:
Amortization of deferred policy acquisition costs	151	149
Insurance commissions	187	183
Insurance and other expenses	350	320
Total operating expenses	688	652
Total benefits and expenses	2,971	2,880
Pretax operating earnings(1)	$838	$819
Weighted-average yen/dollar exchange rate	115.35	119.16

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Net premium income	3.3%	(13.5)%	.1%	.2%
Net investment income	1.4	(7.5)	(1.7)	7.2
Total operating revenues	3.0	(12.6)	(.2)	1.3
Pretax operating earnings(1)	2.4	(12.2)	(.8)	1.8
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

Annualized premiums in force increased 1.3% to 1.62 trillion yen as of March 31, 2016, compared with 1.60 trillion yen as of March 31, 2015. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $14.4 billion at March 31, 2016, compared with $13.3 billion a year ago.
Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). U.S. dollar-denominated investment income from these assets accounted for approximately 48% of Aflac Japan’s investment income in the first three months of 2016 and 2015. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period, U.S. dollar-denominated investment income accounted for approximately 49% of Aflac Japan’s investment income during the first three months of 2016, compared with 44% a year ago.

The following table illustrates the effect of translating Aflac Japan’s U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	Three Months		Three Months
	2016	2015	2016	2015
Net investment income	(1.7)%	7.2%	(.2)%	.1%
Total operating revenues	(.2)	1.3	.1	.2
Pretax operating earnings(1)	(.8)	1.8	.2	(2.9)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2016	2015
Benefits and claims, net	59.9%	60.2%
Operating expenses:
Amortization of deferred policy acquisition costs	4.0	4.0
Insurance commissions	4.9	5.0
Insurance and other expenses	9.2	8.7
Total operating expenses	18.1	17.7
Pretax operating earnings(1)	22.0	22.1
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three-month period ended March 31, 2016, the benefit ratio decreased compared to the same respective period in the prior year, resulting from the impact of reinsurance and favorable claims experience. The three reinsurance agreements that we entered into since the end of the third quarter of 2013 reduced the benefit ratio by approximately 104 basis points for the three-month period ended March 31, 2016. In the three-month period ended March 31, 2016, the operating expense ratio increased primarily due to activities related to sales promotions, IT infrastructure enhancement and personnel. In total, the pretax operating profit margin remained relatively stable in the three-month period ended March 31, 2016, compared with the same period in 2015. For the full year of 2016, we anticipate the pretax operating profit margin to be comparable with 2015 levels.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2016	2015	2016	2015
New annualized premium sales	$271	$226	31.2	27.0
Increase (decrease) over prior period	19.7%	(15.7)%	15.5%	(2.2)%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2016	2015
Medical	23.2%	25.6%
Cancer	35.4	41.5
Ordinary life:
Child endowment	9.1	10.3
WAYS	25.1	11.7
Other ordinary life	5.5	7.2
Other	1.7	3.7
Total	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 1.0% during the first quarter of 2016, compared with the same period in 2015. We have been focusing more on promotion of our cancer and medical products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.
Cancer insurance sales were down 1.3% during the first quarter of 2016, compared with the same period in 2015. Aflac Japan enhanced its medical product with new riders in June 2015. This revision provides better protection against critical diseases such as cancer, heart attack and stroke. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
Aflac Japan’s first sector product sales, which include WAYS and child endowment, were up 45.0% in the first quarter of 2016, compared to the same period in the prior year. Sales of first sector products were elevated in the quarter, consistent with our expectations. As we further implement various measures in the second quarter, we expect to see a sharp decline in first sector sales in the second half of the year. Our focus remains on less interest-sensitive third sector products.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 85.4% of total new annualized premium sales for Aflac Japan in the first quarter of 2016. During the three-month period ended March 31, 2016, we recruited 50 new sales agencies. At March 31, 2016, Aflac Japan was represented by approximately 12,900 sales agencies and approximately 113,000 licensed sales associates employed by those agencies.
At March 31, 2016, we had agreements to sell our products at 370 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 14.6% of new annualized premium sales in the first quarter of 2016 for Aflac Japan, compared with 17.3% during the first quarter of 2015.

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

Aflac Japan invests in U.S. dollar-denominated securities, including publicly-traded investment grade and below investment grade corporate fixed-maturity securities, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. In 2015, as part of our portfolio management and asset allocation process, Aflac Japan increased its allocation to U.S. dollar-denominated investments, including senior secured bank loans and high yield corporate bonds, and initiated a commercial mortgage loan investment program. In the first quarter of 2016, Aflac Japan purchased an additional $249 million of bank loans and invested $20 million in commercial mortgage loans. As of March 31, 2016, we had $25 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded. In addition, starting in the first quarter of 2016, Aflac Japan initiated an allocation to a dividend focused U.S. public equities program and purchased $199 million of those investments during the quarter.

Starting in 2015, we increased Aflac Japan's investment in dividend focused yen-denominated publicly traded equity securities, including investments in exchange traded funds (ETFs) holding Japan real estate investment trusts. In the first quarter of 2016, Aflac Japan purchased $139 million of yen-denominated publicly traded equity securities, which are classified as available for sale and carried on our balance sheet at fair value.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for more information regarding loans and loans receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2016 (1)	2015 (1)
New money yield (2)	2.14%	3.88%
Return on average invested assets, net of investment expenses (3)	2.79	2.86
Portfolio book yield, including dollar-denominated investments, end of period (2)	2.75%	2.81%
(1)Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly traded corporate bonds.
(2) Includes fixed maturities and perpetual securities, loan receivables, and equities
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

On January 1, 2016, the company revised its definition of purchases to include "swap" purchase activity. New purchases include all purchases related to fixed maturities and perpetuals, loan receivables, and equities. Securities lending/repurchase agreement activity and capital contributions to alternatives are excluded. The definition of new money yield has also been revised to reflect this change. Yields for equities are based on the assumed dividend yield at the time of purchase. Historical amounts have been revised to reflect the new definitions.

The decrease in the Aflac Japan new money yield in the three-month period ended March 31, 2016 was primarily due to the front-loaded allocation to JGBs.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2016	2015
Net premium income	$1,367	$1,339
Net investment income	174	166
Other income	3	3
Total operating revenues	1,544	1,508
Benefits and claims	690	710
Operating expenses:
Amortization of deferred policy acquisition costs	141	128
Insurance commissions	146	147
Insurance and other expenses	235	238
Total operating expenses	522	513
Total benefits and expenses	1,212	1,223
Pretax operating earnings(1)	$332	$285
Percentage change over previous period:
Net premium income	2.1%	3.5%
Net investment income	5.1	3.3
Total operating revenues	2.3	3.6
Pretax operating earnings(1)	16.6	(6.1)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
Annualized premiums in force increased 2.3% to $5.7 billion at March 31, 2016, compared with $5.6 billion at March 31, 2015.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2016	2015
Benefits and claims	44.7%	47.1%
Operating expenses:
Amortization of deferred policy acquisition costs	9.1	8.5
Insurance commissions	9.5	9.7
Insurance and other expenses	15.2	15.8
Total operating expenses	33.8	34.0
Pretax operating earnings(1)	21.5	18.9
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio in the three-month period ended March 31, 2016, decreased compared with the same periods in 2015 due to normal seasonality of claims and lapses, mix of business changes, and continued favorable claims experience. The expense ratio decreased during these periods primarily due to lower advertising expenses. In total, the pretax operating profit margin improved in the three-month period ended March 31, 2016, compared with the same relative periods in 2015. For the remainder of 2016, we expect the benefit and expense ratios to be relatively stable compared with 2015.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2016	2015
New annualized premium sales	$328	$316
Increase (decrease) over prior period	3.7%	(.5)%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2016	2015
Income-loss protection:
Short-term disability	23.4%	23.6%
Life	5.6	6.0
Asset-loss protection:
Accident	30.0	29.0
Critical care(1)	21.4	21.1
Supplemental medical:
Hospital indemnity	14.0	14.6
Dental/vision	5.6	5.7
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 7.0%, short-term disability sales increased 3.1%, critical care insurance sales (including cancer insurance) increased 5.2%, and hospital indemnity insurance sales decreased .6% in the first quarter of 2016, compared with the same period in 2015.

In the first quarter of 2016, our traditional U.S. sales forces included more than 9,000 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.

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
With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac's voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for our products remains very strong, and we continue to work on enhancing our distribution capabilities to access employers of all sizes, including initiatives that benefit our field force and the broker community. At the same time, we are seeking opportunities to leverage our brand strength and attractive product portfolio in the evolving health care environment. For 2016, our objective is for Aflac U.S. new annualized premium sales to increase in the range of 3% to 5%. We anticipate the achievement of our annual U.S. sales target will be increasingly reliant on fourth quarter 2016 production as more of our business comes from larger employers that have fourth quarter enrollments.

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
The Dodd-Frank Act, which was signed into law in 2010, created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 as a Systemically Important Financial Institution (SIFI). On December 18, 2014, the president signed the Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.

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

Penn Treaty Network Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty) were placed in rehabilitation on January 6, 2009, and remain in rehabilitation as of March 31, 2016. As of March 31, 2016, we were unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency. As such, we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of March 31, 2016.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors.

Historically, Aflac U.S. has invested primarily in investment grade corporate bonds. In 2015, as part of our portfolio management and asset allocation process, Aflac U.S. purchased high yield corporate bonds and middle market loan receivables and initiated a commercial mortgage loan investment program. In the first quarter of 2016, Aflac U.S. purchased an additional $11 million of high yield corporate bonds; $111 million of middle market loan receivables, net of reserves and including $75 million which was unfunded; and $13 million in commercial mortgage loans. As of March 31,

2016, we had commitments of $80 million to fund potential future loan originations related to the middle market loan investment program. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. As of March 31, 2016, we had $10 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded. See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for more information regarding loans and loans receivables.

Starting in the first quarter of 2016, we initiated an allocation to dividend focused U.S. public equities and purchased $66 million of those investments during the quarter.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2016	2015
New money yield (1)	4.67%	3.79%
Return on average invested assets, net of investment expenses (2)	5.02	5.21
Portfolio book yield, end of period (1)	5.74%	5.85%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three-month period ended March 31, 2016 was primarily due to an increased allocation to middle market loans. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2016, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2015.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect
Yen/dollar exchange rate(1)	112.68		120.61
Investments and cash	$114,320	$4,738	$109,582
Deferred policy acquisition costs	8,929	381	8,548
Total assets	127,766	5,318	122,448
Policy liabilities	94,128	5,536	88,592
Total liabilities	107,745	5,932	101,813
(1)The exchange rate at March 31, 2016, was 112.68 yen to one dollar, or 7.0% stronger than the December 31, 2015, exchange rate of 120.61.

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

The following table details investment securities by segment.

Investment Securities by Segment (1)

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Securities available for sale, at fair value:
Fixed maturities	$58,552	$52,304	$13,029	$12,522
Perpetual securities	1,855	1,890	54	57
Equity securities	793	493	76	5
Total available for sale	61,200	54,687	13,159	12,584
Securities held to maturity, at amortized cost:
Fixed maturities	35,515	33,459	0	0
Total held to maturity	35,515	33,459	0	0
Total investment securities	$96,715	$88,146	$13,159	$12,584
(1)Excludes available-for-sale fixed-maturity securities held by the Parent Company and other business segments of $547 in 2016 and
$523 in 2015.

Because we invest primarily in fixed-maturity securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk. In 2015 and continuing into the first quarter of 2016, we increased our investment allocation to dividend focused yen-denominated and U.S. dollar-denominated public equity securities, thereby increasing our exposure to equity risk.

Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted of yen-denominated fixed income securities of $66.0 billion, at amortized cost, and yen-denominated equity securities of $602 million, at cost, at March 31, 2016. However, Aflac Japan also owns U.S. dollar-denominated fixed income securities of $15.1 billion, at amortized cost, whose fair value is hedged against currency risk as well as $8.4 billion of fixed income securities, at cost, that are not hedged as of March 31, 2016. Aflac Japan owns U.S. dollar denominated equity securities of $203 million, at cost, as of March 31, 2016. Yen-denominated investment income accounted for 52% of Aflac Japan's investment income during the three-month period ended March 31, 2016, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.

We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S and with quarterly settlements of our reinsurance retrocession transactions. The exchange rates prevailing at the time of profit repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to economically hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan, we had foreign exchange forwards and options as part of a hedging strategy on 25.0 billion yen, received in February 2016. As of March 31, 2016, we had foreign exchange forwards and options to economically hedge foreign exchange risk on 130.4 billion yen of future profit repatriation from Aflac Japan.

In addition to profit repatriation and the reinsurance retrocessions, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in U.S. dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen to approximately 18 before the yield on these instruments would equal that of a comparable Japan Government Bond (JGB) instrument.

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

(In millions)	March 31, 2016			December 31, 2015
Yen/dollar exchange rates	97.68	112.68(1)	127.68	105.61	120.61(1)	135.61
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$37,694	$32,676	$28,837	$31,544	$27,621	$24,566
Fixed maturities - consolidated variable interest entities(3)	1,118	969	855	1,016	890	792
Perpetual securities	1,911	1,656	1,462	1,883	1,649	1,466
Perpetual securities - consolidated variable interest entities(3)	208	181	159	214	187	167
Equity securities	161	139	123	408	357	318
Equity securities - consolidated variable interest entities	509	441	389	149	130	116
Securities held to maturity:
Fixed maturities	40,969	35,515	31,343	38,212	33,459	29,758
Cash and cash equivalents	364	316	279	730	640	569
Derivatives	3,260	1,145	817	2,416	676	968
Other financial instruments	199	172	152	179	156	139
Subtotal	86,393	73,210	64,416	76,751	65,765	58,859
Liabilities:
Notes payable	253	219	194	234	205	183
Derivatives	749	332	1,384	545	371	1,901
Subtotal	1,002	551	1,578	779	576	2,084
Net yen-denominated financial instruments	85,391	72,659	62,838	75,972	65,189	56,775
Other yen-denominated assets	8,918	7,731	6,822	8,195	7,176	6,382
Other yen-denominated liabilities	103,720	89,913	79,350	94,775	82,988	73,808
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,411)	$(9,523)	$(9,690)	$(10,608)	$(10,623)	$(10,651)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in Japan and U.S. interest rates, based on our portfolios at March 31, 2016, and December 31, 2015, would be as follows:

(In millions)	March 31, 2016	December 31, 2015
Effect on yen-denominated debt and perpetual securities	$(10,483)	$(8,693)
Effect on dollar-denominated debt and perpetual securities	(3,673)	(4,482)
Effect on total debt and perpetual securities	$(14,156)	$(13,175)
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
For further information on our interest rate derivatives, see Note 4 of the Notes to the Consolidated Financial Statements and the Interest Rate Risk subsection of MD&A in our annual report to shareholders for the year ended December 31, 2015.
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
The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:

Composition of Purchases by Credit Rating

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015	Three Months Ended March 31, 2015
AAA	1.9%	1.4%	2.7%
AA	2.3	1.6	5.0
A	66.9	39.3	11.7
BBB	17.7	25.7	15.3
BB or lower	11.2	32.0	65.3
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. Total purchases comprise new money investments as well as the reinvestment of proceeds from investment disposals. In the first quarter of 2016, the significant increase in purchases of A rated securities was due primarily to the purchase of JGBs. In the full year of 2015, purchases of A rated and BBB rated securities were driven primarily by the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio. In the full year of 2015, the purchases of BB or lower rated securities were driven by an increased investment in senior secured bank loans, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. The bank loan investment program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loan purchases rated below B/B2, and restricts exposure to any individual credit to less than 2% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. The objective of the high yield corporate bond investments is to enhance yield on invested assets and further diversify our credit risk. All high yield corporate bond investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.2%	1.3%	1.3%
AA	5.4	5.3	5.7	5.7
A	61.4	64.9	61.0	63.0
BBB	26.7	24.2	26.9	25.1
BB or lower	5.2	4.4	5.1	4.9
Total	100.0%	100.0%	100.0%	100.0%
As of March 31, 2016, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations
Our 15 largest global investment exposures as of March 31, 2016, were as follows:
Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$40,655	39.82%	Senior	A1	A+	A
Republic of South Africa	532.52	Senior	Baa2	BBB-	BBB-
Bank of America NA	401.39
Bank of America Corp.	222.22	Senior	Baa1	BBB+	A
Bank of America Corp.	177.17	Lower Tier II	Baa3	BBB	A-
Bank of America NA	2.00	Senior	A1	A	A+
Bank of Tokyo-Mitsubishi UFJ Ltd.	399.39
BTMU Curacao Holdings NV	399.39	Lower Tier II	A2	—	A-
Investcorp SA	378.37
Investcorp Capital Limited	328.32	Senior	Ba2	—	BB
Investcorp Capital Limited	50.05	Senior	Ba2	—	—
JP Morgan Chase & Co.	347.34
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	313.30	Senior	A3	A-	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	BBB+	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A-	A
JPMorgan Chase & Co. (FNBC)	6.01	Senior	Aa1	A+	—
Banobras	328.32	Senior	A3	BBB+	BBB+
Sultanate of Oman	311.30	Senior	A3	BBB-	—
Koninklijke Ahold NV	307.30
Koninklijke Ahold NV	293.29	Senior	Baa2	BBB	BBB
Ahold USA Lease	14.01	Senior	Baa2	BBB	—
Petroleos Mexicanos (Pemex)	301.29
Pemex Proj FDG Master TR	266.26	Senior	Baa3	BBB+	BBB+
Pemex Finance Ltd.	35.03	Senior	Baa1	A	A+
Nordea Bank AB	299.29
Nordea Bank AB	228.22	Tier I	Baa3	BBB	—
Nordea Bank Finland	70.07	Upper Tier II	Baa2	—	—
Nordea Bank AB	1.00	Senior	Aa3	AA-	AA-
AXA	290.28
AXA-UAP	240.24	Upper Tier II	A3	BBB	BBB
AXA	50.04	CC FNB	A3	BBB	BBB+
Deutsche Telekom AG	288.28
Deutsche Telekom AG	266.26	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	22.02	Senior	Baa1	BBB+	BBB+
CFE	284.28	Senior	Baa1	BBB+	BBB+
Barclays Bank PLC	279.27
Barclays Bank PLC	123.12	Lower Tier II	Baa3	BBB-	A-
Barclays Bank PLC	110.11	Upper Tier II	Ba1	BB	BBB
Barclays Bank PLC	46.04	Tier 1	Ba2	BB	BB+
Subtotal	$45,399	44.44%
Total debt and perpetual securities	$102,102	100.00%
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

Geographical Exposure
The following table indicates the geographic exposure of our investment portfolio.

	March 31, 2016		December 31, 2015
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$43,619	42.7%	$39,593	41.3%
United States and Canada (1)	32,686	32.0	31,622	33.0
United Kingdom	2,592	2.5	2,697	2.8
Germany	2,729	2.7	2,558	2.7
France	1,854	1.8	1,755	1.8
Peripheral Eurozone	2,770	2.7	2,762	2.9
Portugal	211.2		200.2
Italy	1,620	1.6	1,514	1.6
Ireland	210.2		364.4
Spain	729.7		684.7
Nordic Region	2,035	2.0	1,906	1.9
Sweden	728.7		682.7
Norway	546.6		512.5
Denmark	355.3		332.3
Finland	406.4		380.4
Other Europe	2,682	2.6	2,502	2.6
Netherlands	1,469	1.4	1,367	1.4
Switzerland	262.3		246.3
Czech Republic	444.4		415.4
Austria	124.1		115.1
Belgium	194.2		182.2
Poland	177.2		166.2
Luxembourg	12.0		11.0
Asia excluding Japan	3,529	3.5	3,325	3.5
Africa and Middle East	2,630	2.6	2,478	2.6
Latin America	2,276	2.2	2,172	2.3
Australia	2,236	2.2	2,135	2.2
All Others	464.5		437.4
Total debt and perpetual securities	$102,102	100.0%	$95,942	100.0%
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

Some of our peripheral Eurozone fixed-maturity investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of March 31, 2016, all of the issuers of our holdings from peripheral Eurozone countries were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Although the situation had largely stabilized across Europe, we continue to monitor the situation closely including the heightened interrelationship between political, monetary, fiscal, and economic forces; the pace of underlying structural reforms; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Eurozone.

Oil and Gas Exposure

As a result of the large decline in oil prices, there has been heightened attention to certain investments in the various energy sub-sectors related to oil and gas following a large increase in market volatility. Our portfolio includes holdings diversified across multiple sub-sectors of the oil and gas industry, spread among multiple geographies. The following tables show the breakout of our exposure to the oil and gas industry.

	March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,295	$55	$136	$1,214
Integrated energy	620	52	30	642
Midstream	1,261	69	100	1,230
Oil field services	1,174	24	259	939
Refiners	465	5	26	444
Government owned - energy related	922	182	21	1,083
Natural gas utilities	357	57	1	413
Total fixed maturities	6,094	444	573	5,965
Equity securities:
Integrated energy	7	0	0	7
Midstream	5	1	0	6
Oil field services	2	0	0	2
Refiners	3	0	0	3
Total equity securities	17	1	0	18
Total securities available for sale	6,111	445	573	5,983
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	231	14	0	245
Government owned - energy related	266	0	8	258
Natural gas utilities	222	31	0	253
Total fixed maturities	719	45	8	756
Total securities held to maturity	719	45	8	756
Total securities available for sale and held to maturity	$6,830	$490	$581	$6,739

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,270	$73	$139	$1,204
Integrated energy	575	55	27	603
Midstream	1,246	76	144	1,178
Oil field services	1,155	27	228	954
Refiners	460	6	30	436
Government owned - energy related	887	182	25	1,044
Natural gas utilities	344	53	1	396
Total fixed maturities	5,937	472	594	5,815
Equity securities	3	0	0	3
Total securities available for sale	5,940	472	594	5,818
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	242	9	0	251
Government owned - energy related	249	5	0	254
Natural gas utilities	207	18	0	225
Total fixed maturities	698	32	0	730
Total securities held to maturity	698	32	0	730
Total securities available for sale and held to maturity	$6,638	$504	$594	$6,548

As of March 31, 2016, the weighted-average rating of our total fixed maturity oil and gas exposure is BBB, and 88% of this exposure is investment grade, compared to 93% at December 31, 2015. The recent decline in oil and natural gas prices and the corresponding negative impact on the financial condition of related companies prompted Moody's and S&P to take negative ratings action against many issuers operating in the energy sector. This contributed to an increase in volatility for the market prices of bonds of energy-related issuers.  Although a recent recovery in oil prices has aided in improved valuations in many securities, we could see a continuation of this heightened volatility in oil, gas, and related investment instruments. We do not currently expect our investments in these sub-sectors related to oil and gas to have a material impact on our results of operations.

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2016		December 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$73,565	$85,712	$68,528	$74,933
Perpetual securities	51	72	77	111
Equity securities	868	860	473	489
Total publicly issued	74,484	86,644	69,078	75,533
Privately issued securities: (1)
Fixed maturities	26,598	29,223	25,573	27,936
Perpetual securities	1,888	1,837	1,764	1,836
Equity securities	7	9	7	9
Total privately issued	28,493	31,069	27,344	29,781
Total investment securities	$102,977	$117,713	$96,422	$105,314
(1) Includes Rule 144A securities

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2016	December 31, 2015
Privately issued securities as a percentage of total investment securities	27.7%	28.4%
Privately issued securities held by Aflac Japan	$25,765	$24,602
Privately issued securities held by Aflac Japan as a percentage of total investment securities	25.0%	25.5%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2016	December 31, 2015
Privately issued reverse-dual currency securities	$5,884	$5,372
Publicly issued collateral structured as reverse-dual currency securities	1,395	1,303
Total reverse-dual currency securities	$7,279	$6,675
Reverse-dual currency securities as a percentage of total investment securities	7.1%	6.9%
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

Below-Investment-Grade Securities

	March 31, 2016				December 31, 2015
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$378	$378	$327	$(51)	$357	$357	$324	$(33)
Republic of Tunisia	328	198	239	41	307	185	243	58
Navient Corp	296	157	157	0	279	148	155	7
UPM-Kymmene	275	275	254	(21)	257	257	252	(5)
KLM Royal Dutch Airlines (1)	266	196	217	21	249	183	205	22
Barclays Bank PLC (1)	242	156	217	61	230	148	228	80
Deutsche Postbank AG	213	213	161	(52)	199	199	175	(24)
Telecom Italia SpA	177	177	228	51	166	166	214	48
Generalitat de Catalunya	160	59	127	68	149	55	126	71
Diamond Offshore Drilling Inc.	129	147	89	(58)	*	*	*	*
IKB Deutsche Industriebank AG	115	49	87	38	108	46	79	33
Noble Holdings International Ltd.	104	107	54	(53)	*	*	*	*
Alcoa, Inc.	100	83	85	2	100	77	81	4
Weatherford Bermuda	94	94	72	(22)	94	92	70	(22)
Petrobras International Finance Company	91	91	71	(20)	91	88	64	(24)
Societe Generale (1)	89	65	80	15	83	61	73	12
Cenovus Energy Inc	75	78	64	(14)	*	*	*	*
Teck Resources Ltd.	70	72	46	(26)	70	69	32	(37)
Transocean Inc.	68	72	36	(36)	68	71	38	(33)
Eskom Holdings Limited	50	50	46	(4)	50	50	43	(7)
Votorantim Overseas Trading IV Ltd	50	49	50	1	*	*	*	*
Commerzbank AG (includes Dresdner Bank)	*	*	*	*	332	213	321	108
DEPFA Bank PLC	0	0	0	0	166	166	166	0
Other Issuers (below $50 million in par value) (2)	333	314	271	(43)	333	306	277	(29)
Subtotal (3)	3,703	3,080	2,978	(102)	3,688	2,937	3,166	229
Senior secured bank loans (4)	1,515	1,527	1,487	(40)	1,400	1,327	1,362	35
High yield corporate bonds (5)	646	659	622	(37)	609	621	581	(40)
Grand Total	$5,864	$5,266	$5,087	$(179)	$5,697	$4,885	$5,109	$224
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Includes 17 issuers in 2016 and 15 in 2015
(3) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(4) Includes 199 issuers in 2016 and 201 in 2015; all issuers below $25 million in par value
(5) Includes 63 issuers in 2016 and 57 in 2015; all issuers below $25 million in par value

We invest in senior secured bank loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $1.6 billion at March 31, 2016, compared with $1.4 billion at December 31, 2015, on an amortized cost basis.

In 2015, we increased our allocation to higher yielding corporate bonds within the Aflac Japan and Aflac U.S. portfolios. Most of these securities were rated below-investment-grade at the time of purchase, but we also purchased several that were rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation was to enhance our yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.0% of total debt and perpetual securities at March 31, 2016, compared with 3.1% at December 31, 2015, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at March 31, 2016 and December 31, 2015 were generally reported as available for sale and carried at fair value.
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology as of March 31, 2016.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Commerzbank AG (includes Dresdner Bank)	$228	Investment Grade
Telecom Italia SpA	177	Below Investment Grade
Alberta Energy Company LTD.	165	Investment Grade
Vale SA	158	Investment Grade
Diamond Offshore Drilling Inc.	147	Below Investment Grade
Devon Energy Corp.	139	Investment Grade
Marathon Oil Corp.	132	Investment Grade
Energias de Portugal SA (EDP)	123	Investment Grade
Barclays Bank PLC (1)	110	Below Investment Grade
Goldman Sachs Capital I	109	Investment Grade
(1) Includes perpetual security

Split-rated securities, excluding the senior secured bank loan investments and high yield corporate bonds discussed above, totaled $2.2 billion and represented 2.1% of total debt and perpetual securities, at amortized cost, at March 31, 2016, compared with $1.3 billion and 1.3%, respectively, at December 31, 2015. The increase in split-rated securities is primarily related to negative ratings actions against many issuers operating in the energy sector (see the preceding Oil and Gas subsection of this MD&A for further discussion).

Derivative Counterparties
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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in fixed maturities, perpetual securities, and equity securities by investment-grade status as of March 31, 2016.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$61,321	$68,950	58.6%	$8,624	$995
Below-investment-grade securities	5,266	5,087	4.3	335	514
Held-to-maturity fixed maturities:
Investment-grade securities	35,515	42,807	36.4	7,464	172
Equity securities	875	869	.7	42	48
Total	$102,977	$117,713	100.0%	$16,465	$1,729

The following table presents an aging of fixed maturities, perpetual securities, and equity securities in an unrealized loss position as of March 31, 2016.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$12,677	$995	$1,868	$91	$2,889	$202	$7,920	$702
Below- investment-grade securities	3,328	514	1,476	69	402	64	1,450	381
Held-to-maturity fixed maturities:
Investment-grade securities	4,045	172	577	12	1,356	36	2,112	124
Equity securities	403	48	403	48	0	0	0	0
Total	$20,453	$1,729	$4,324	$220	$4,647	$302	$11,482	$1,207
The following table presents a distribution of unrealized losses on fixed maturities, perpetual securities, and equity securities by magnitude as of March 31, 2016.

Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$12,677	$995	$11,552	$711	$1,125	$284	$0	$0
Below- investment-grade securities	3,328	514	2,377	182	799	251	152	81
Held-to-maturity fixed maturities:
Investment-grade securities	4,045	172	4,045	172	0	0	0	0
Equity securities	403	48	333	31	70	17	0	0
Total	$20,453	$1,729	$18,307	$1,096	$1,994	$552	$152	$81

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2016.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	BB	$147	$89	$(58)
Noble Holdings International Ltd.	B	107	54	(53)
Deutsche Postbank AG	BB	213	161	(52)
Investcorp Capital Limited	BB	378	327	(51)
AXA (1)	BBB	290	240	(50)
Bank of Ireland	BBB	177	137	(40)
Bank of America Corp.	BBB	401	363	(38)
Transocean Inc.	BB	72	36	(36)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	217	183	(34)
Devon Energy Corp.	BBB	139	105	(34)
(1) Includes perpetual security

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. During the first quarter of 2016, we saw market volatility remain at elevated levels, especially in the energy and commodity-related sectors and securities rated below investment grade.  As we believe these issuers have the ability to continue making timely payments of principal and interest, we view these changes in fair value to be temporary and do not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

Investment Valuation and Cash

We estimate the fair values of our securities on a monthly basis. We monitor the estimated fair values obtained from our custodian, pricing vendors and brokers for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuations and Classifications Subcommittee (VCS). Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. We have performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

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

Cash and cash equivalents totaled $3.4 billion, or 3.0% of total investments and cash, as of March 31, 2016, compared with $4.4 billion, or 4.1%, at December 31, 2015. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2016	December 31, 2015	% Change
Aflac Japan	$5,794	$5,370	7.9%	(1)
Aflac U.S.	3,135	3,141	(.2)
Total	$8,929	$8,511	4.9%
(1)Aflac Japan’s deferred policy acquisition costs increased .8% in yen during the three months ended March 31, 2016.

See Note 6 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our deferred policy acquisition costs.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2016	December 31, 2015	% Change
Aflac Japan	$84,883	$78,460	8.2%	(1)
Aflac U.S.	9,924	9,815	1.1
Other	58	43	34.9
Intercompany eliminations(2)	(737)	(687)	7.3
Total	$94,128	$87,631	7.4%
(1) Aflac Japan’s policy liabilities increased 1.1% in yen during the three months ended March 31, 2016.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 6 of the Notes to the Consolidated Financial Statements.
Notes Payable

As of January 1, 2016, we adopted updated accounting guidance related to the presentation of debt issuance costs and have reclassified debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability. Prior year amounts have been adjusted to reflect the current year adoption. See Note 1 of the accompanying Notes to the Consolidated Financial Statements for additional information.

Notes payable totaled $5.0 billion at March 31, 2016 and December 31, 2015.

See Note 7 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 10 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.
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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three-month periods ended March 31, 2016 and 2015.
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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	March 31, 2016	December 31, 2015
Aflac Japan net assets	$16,089	$13,558
Aflac Japan unhedged dollar-denominated net assets	(8,302)	(8,111)
Consolidated yen-denominated net assets (liabilities)	$7,787	$5,447

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $1.4 billion as of March 31, 2016, compared with $1.2 billion as of December 31, 2015.

Cash Flow Hedges

We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of March 31, 2016, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.
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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac to Parent Company

(In millions)	2016	2015
Dividends declared or paid by Aflac	$0	$369
Management fees paid by Aflac	60	93
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

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

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a group of financial institutions that provides for borrowings of up to 100 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of March 31, 2016, we did not have any borrowings outstanding under our 100 billion yen revolving credit agreement.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of March 31, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of March 31, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2016. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015, for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2016	2015
Operating activities	$1,331	$1,460
Investing activities	(1,487)	(2,078)
Financing activities	(766)	322
Exchange effect on cash and cash equivalents	21	1
Net change in cash and cash equivalents	$(901)	$(295)
Operating Activities
The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2016	2015
Aflac Japan	$1,042	$982
Aflac U.S. and other operations	289	478
Total	$1,331	$1,460
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2016	2015
Aflac Japan	$(1,129)	$(1,925)
Aflac U.S. and other operations	(358)	(153)
Total	$(1,487)	$(2,078)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately .4% and .7% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the three-month periods ended March 31, 2016 and 2015, respectively.

Financing Activities

Consolidated cash used by financing activities was $766 million in the first three months of 2016, compared with consolidated cash provided by financing activities of $322 million for the same period of 2015.

Cash returned to shareholders through dividends and treasury stock purchases was $779 million during the three-month period ended March 31, 2016, compared with $775 million during the three-month period ended March 31, 2015.

We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2016.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2016	2015
Treasury stock purchases	$612	$610
Number of shares purchased:
Open market	10,152	9,827
Other	189	162
Total shares purchased	10,341	9,989

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2016	2015
Stock issued from treasury:
Cash financing	$7	$13
Noncash financing	18	18
Total stock issued from treasury	$25	$31
Number of shares issued	486	593
During the first three months of 2016, we repurchased 10.2 million shares of our common stock for $600 million as part of our share repurchase program. As of March 31, 2016, a remaining balance of 38.2 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase $1.4 billion of our common stock in 2016, with the majority concentrated in the first half of the year.

Cash dividends paid to shareholders were $.41 per share in the first quarter of 2016, compared with $.39 per share in the first quarter of 2015. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2016	2015
Dividends paid in cash	$167	$165
Dividends through issuance of treasury shares	6	6
Total dividends to shareholders	$173	$171

In April 2016, the board of directors declared the second quarter cash dividend of $.41 per share, an increase of 5.1% compared with the same period in 2015. The dividend is payable on June 1, 2016, to shareholders of record at the close of business on May 18, 2016.
Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company's other insurance subsidiaries, Aflac New York and CAIC. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2016, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2016 in excess of $2.3 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in interest rates, we have two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our capital contingency plan.) We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. In the first quarter of 2015, Aflac Japan entered into a quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) As of March 31, 2016, Aflac Japan's SMR remains high and reflects a strong capital position.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2016	2015
Aflac Japan management fees paid to Parent Company	$13	$12
Expenses allocated to Aflac Japan (in dollars)	33	28
Aflac Japan profit remittances to Aflac U.S. (in dollars)	219	250
Aflac Japan profit remittances to Aflac U.S. (in yen)	25.0	30.0
We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 25.0 billion yen of profit repatriation received from Aflac Japan in February 2016, which reduced the amount of funds received by $14 million when the yen were exchanged into dollars. Provided that capital conditions remain stable, we believe our financial strength in Japan positions us to repatriate in the range of 120.0 billion yen to 150.0 billion yen to the U.S. for the full year 2016.
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in our annual report to shareholders for the year ended December 31, 2015.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2016, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,492,400		$57.29	3,492,400	44,879,158
February 1 - February 29	3,584,566		58.20	3,435,930	41,443,228
March 1 - March 31	3,229,684		62.07	3,224,000	38,219,228
Total	10,306,650	(2)	$59.10	10,152,330	38,219,228	(1)
(1)The total remaining shares available for purchase at March 31, 2016, consisted of 38,219,228 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2015.
(2)During the first three months of 2016, 154,320 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated November 10, 2015, Exhibit 3.1 (File No. 001-07434).
	4.0	-
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

10.12*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.13*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.14*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.15*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.16*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.17*	-	U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.18*	-	Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.19*	-
Notice of time based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.20*	-	Notice of performance based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.21*	-	U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.22*	-	Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.

10.23*	-	U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.24*	-
U.S. Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28 (File No. 001-07434).

10.25*	-
Japan Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29 (File No. 001-07434).

10.26*	-	Japan Form of Restricted Stock Unit Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.27*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.28*	-
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

10.31*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
10.32*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 - incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
10.33*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 4, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 4, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 4, 2016, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 4, 2016	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

May 4, 2016	/s/ June Howard
(June Howard) Senior Vice President, Financial Services; Chief Accounting Officer