Form 10-Q
period 2016-06-30
AFLAC INC
filed 2016-08-05
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 28, 2016
Common Stock, $.10 Par Value	409,575,251

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2016

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2016, and 2015, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2016, and the related consolidated statements of earnings, and comprehensive income (loss), for the three-month and six-month periods ended June 30, 2016, and 2015, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Atlanta, Georgia
August 5, 2016

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2016	2015		2016	2015
Revenues:
Net premiums, principally supplemental health insurance	$4,823	$4,364		$9,425	$8,796
Net investment income	822	777		1,623	1,559
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(33)	0		(47)	(6)
Sales and redemptions	13	92		104	160
Derivative and other gains (losses)	(167)	35		(171)	(14)
Total realized investment gains (losses)	(187)	127		(114)	140
Other income (loss)	(21)	19		(46)	18
Total revenues	5,437	5,287		10,888	10,513
Benefits and expenses:
Benefits and claims, net	3,254	2,937		6,279	5,889
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	284	255		576	532
Insurance commissions	345	325		678	655
Insurance expenses	613	550		1,176	1,080
Interest expense	66	74		131	157
Other expenses	41	272	(1)	97	313	(1)
Total acquisition and operating expenses	1,349	1,476		2,658	2,737
Total benefits and expenses	4,603	4,413		8,937	8,626
Earnings before income taxes	834	874		1,951	1,887
Income taxes	286	301		672	651
Net earnings	$548	$573		$1,279	$1,236
Net earnings per share:
Basic	$1.33	$1.33		$3.08	$2.84
Diluted	1.32	1.32		3.06	2.83
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	411,853	431,672		415,301	434,473
Diluted	414,326	434,257		417,623	437,077
Cash dividends per share	$.41	$.39		$.82	$.78
(1) Includes expense of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2016	2015	2016	2015
Net earnings	$548	$573	$1,279	$1,236
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	899	(170)	1,588	(161)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	2,693	(2,458)	5,382	(1,865)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	11	(68)	(66)	(118)
Unrealized gains (losses) on derivatives during period	8	2	11	(2)
Pension liability adjustment during period	(4)	1	(6)	1
Total other comprehensive income (loss) before income taxes	3,607	(2,693)	6,909	(2,145)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,111	(868)	2,102	(673)
Other comprehensive income (loss), net of income taxes	2,496	(1,825)	4,807	(1,472)
Total comprehensive income (loss)	$3,044	$(1,252)	$6,086	$(236)
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	June 30, 2016 (Unaudited)	December 31, 2015
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $65,121 in 2016 and $56,903 in 2015)	$74,793	$60,795
Fixed maturities - consolidated variable interest entities (amortized cost $4,878 in 2016 and $3,739 in 2015)	5,493	4,554
Perpetual securities (amortized cost $1,649 in 2016 and $1,586 in 2015)	1,635	1,719
Perpetual securities - consolidated variable interest entities (amortized cost $267 in 2016 and $255 in 2015)	197	228
Equity securities (cost $227 in 2016 and $117 in 2015)	256	135
Equity securities - consolidated variable interest entities (cost $1,018 in 2016 and $363 in 2015)	941	363
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $48,796 in 2016 and $37,520 in 2015)	38,346	33,459
Other investments	622	294
Cash and cash equivalents	3,700	4,350
Total investments and cash	125,983	105,897
Receivables	758	705
Accrued investment income	806	768
Deferred policy acquisition costs	9,552	8,511
Property and equipment, at cost less accumulated depreciation	467	427
Other (1)	3,721	1,948
Total assets	$141,287	$118,256
(1) Includes $177 in 2016 and $102 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2016 (Unaudited)	December 31, 2015
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$82,611	$69,687
Unpaid policy claims	4,261	3,802
Unearned premiums	8,726	7,857
Other policyholders’ funds	7,468	6,285
Total policy liabilities	103,066	87,631
Income taxes	6,714	4,340
Payables for return of cash collateral on loaned securities	826	941
Notes payable	5,009	4,971
Other (2)	3,122	2,665
Total liabilities	118,737	100,548
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2016 and 2015; issued 670,764 shares in 2016 and 669,723 shares in 2015	67	67
Additional paid-in capital	1,905	1,828
Retained earnings	24,944	24,007
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(847)	(2,196)
Unrealized gains (losses) on investment securities	6,441	2,986
Unrealized gains (losses) on derivatives	(19)	(26)
Pension liability adjustment	(143)	(139)
Treasury stock, at average cost	(9,798)	(8,819)
Total shareholders’ equity	22,550	17,708
Total liabilities and shareholders’ equity	$141,287	$118,256
(2) Includes $117 in 2016 and $293 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2016	2015
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,828	1,711
Exercise of stock options	25	24
Share-based compensation	34	17
Gain (loss) on treasury stock reissued	18	20
Balance, end of period	1,905	1,772
Retained earnings:
Balance, beginning of period	24,007	22,156
Net earnings	1,279	1,236
Dividends to shareholders	(342)	(340)
Balance, end of period	24,944	23,052
Accumulated other comprehensive income (loss):
Balance, beginning of period	625	1,979
Unrealized foreign currency translation gains (losses) during period, net of income taxes	1,349	(184)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	3,455	(1,288)
Unrealized gains (losses) on derivatives during period, net of income taxes	7	(1)
Pension liability adjustment during period, net of income taxes	(4)	1
Balance, end of period	5,432	507
Treasury stock:
Balance, beginning of period	(8,819)	(7,566)
Purchases of treasury stock	(1,014)	(848)
Cost of shares issued	35	34
Balance, end of period	(9,798)	(8,380)
Total shareholders’ equity	$22,550	$17,018
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2016	2015
Cash flows from operating activities:
Net earnings	$1,279	$1,236
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	53	1
Increase in deferred policy acquisition costs	(103)	(87)
Increase in policy liabilities	1,654	1,714
Change in income tax liabilities	(136)	130
Realized investment (gains) losses	114	(140)
Other, net	(7)	249	(1)
Net cash provided (used) by operating activities	2,854	3,103
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	675	1,410
Fixed maturities matured or called	612	518
Perpetual securities matured or called	234	348
Equity securities sold	50	1
Securities held to maturity:
Fixed maturities matured or called	736	420
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(3,827)	(3,004)
Equity securities acquired	(691)	0
Other investments, net	(324)	(31)
Settlement of derivatives, net	664	(2,200)
Cash received (pledged or returned) as collateral, net	(525)	(1,001)
Other, net	(33)	(27)
Net cash provided (used) by investing activities	(2,429)	(3,566)
Cash flows from financing activities:
Purchases of treasury stock	(1,014)	(848)
Proceeds from borrowings	0	998
Principal payments under debt obligations	(1)	(850)
Dividends paid to shareholders	(330)	(328)
Change in investment-type contracts, net	82	147
Treasury stock reissued	19	20
Other, net	(37)	(226)	(1)
Net cash provided (used) by financing activities	(1,281)	(1,087)
Effect of exchange rate changes on cash and cash equivalents	206	(5)
Net change in cash and cash equivalents	(650)	(1,555)
Cash and cash equivalents, beginning of period	4,350	4,658
Cash and cash equivalents, end of period	$3,700	$3,103
Supplemental disclosures of cash flow information:
Income taxes paid	$944	$527
Interest paid	101	127
Noncash interest	30	30
Impairment losses included in realized investment losses	47	6
Noncash financing activities:
Capital lease obligations	2	1
Treasury stock issued for:
Associate stock bonus	17	18
Shareholder dividend reinvestment	12	12
Share-based compensation grants	5	4
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

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 75% and 70% of the Company's total revenues in the six-month periods ended June 30, 2016, and 2015, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 85% at June 30, 2016, compared with 83% at December 31, 2015.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2016 and December 31, 2015, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2016, and 2015, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2016 and 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2015.

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

Accounting Pronouncements Pending Adoption

Financial Instruments - Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform about a credit loss. Credit losses on available-for-sale debt securities will continue to be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than as a writedown. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The amendments are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may early adopt this guidance as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact of adoption of this guidance on our financial position, results of operations and disclosures.

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

Leases: In January 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset, will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this guidance on our financial position, results of operations or disclosures.

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

Revenue from contracts with customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Other updates related to the new guidance, which are effective as of the same reporting period, pertain to identifying performance obligations and licensing, and principal versus agent considerations. Early application is not permitted. We are currently evaluating the impact of this guidance on our financial position, results of operations or disclosures.

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

We do not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, we evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings includes interest cash flows associated with notes payable and excludes the following items from net earnings on an after-tax basis: realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items and other non-operating income (loss). We then exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Revenues:
Aflac Japan:
Net earned premiums	$3,402	$2,978	$6,581	$6,056
Net investment income	642	605	1,264	1,218
Other income	11	7	19	15
Total Aflac Japan	4,055	3,590	7,864	7,289
Aflac U.S.:
Net earned premiums	1,362	1,331	2,729	2,670
Net investment income	176	168	350	334
Other income	0	2	3	5
Total Aflac U.S.	1,538	1,501	3,082	3,009
Other business segments	68	65	136	91
Total business segment revenues	5,661	5,156	11,082	10,389
Realized investment gains (losses) (1)	(208)	104	(157)	100
Corporate	69	71	136	169
Intercompany eliminations	(48)	(50)	(93)	(133)
Other non-operating income (loss)	(37)	6	(80)	(12)
Total revenues	$5,437	$5,287	$10,888	$10,513
(1) Excluding a gain of $21 and $23 for the three-month periods and $43 and $40 for the six-month periods ended June 30, 2016, and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Pretax earnings:
Aflac Japan	$839	$757	$1,677	$1,576
Aflac U.S.	291	293	623	578
Other business segments	5	3	8	4
Total business segment pretax operating earnings	1,135	1,053	2,308	2,158
Interest expense, noninsurance operations	(30)	(38)	(59)	(87)
Corporate and eliminations	(26)	(20)	(61)	(41)
Pretax operating earnings	1,079	995	2,188	2,030
Realized investment gains (losses) (1)	(208)	104	(157)	100
Other non-operating income (loss)	(37)	(225)	(80)	(243)
Total earnings before income taxes	$834	$874	$1,951	$1,887
Income taxes applicable to pretax operating earnings	$372	$344	$755	$701
Effect of foreign currency translation on operating earnings	36	(59)	49	(117)
(1) Excluding a gain of $21 and $23 for the three-month periods and $43 and $40 for the six-month periods ended June 30, 2016, and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Assets were as follows:

(In millions)	June 30, 2016	December 31, 2015
Assets:
Aflac Japan	$120,571	$97,646
Aflac U.S.	19,712	18,537
Other business segments	248	188
Total business segment assets	140,531	116,371
Corporate	28,189	23,375
Intercompany eliminations	(27,433)	(21,490)
Total assets	$141,287	$118,256
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,176	$5,828	$0	$28,004
Municipalities	200	60	0	260
Mortgage- and asset-backed securities	870	51	0	921
Public utilities	1,639	277	13	1,903
Sovereign and supranational	927	189	0	1,116
Banks/financial institutions	2,704	382	119	2,967
Other corporate	3,926	650	55	4,521
Total yen-denominated	32,442	7,437	187	39,692
Dollar-denominated:
U.S. government and agencies	123	16	0	139
Municipalities	943	164	7	1,100
Mortgage- and asset-backed securities	199	18	0	217
Public utilities	5,724	776	76	6,424
Sovereign and supranational	352	97	0	449
Banks/financial institutions	2,742	533	16	3,259
Other corporate	27,474	2,316	784	29,006
Total dollar-denominated	37,557	3,920	883	40,594
Total fixed maturities	69,999	11,357	1,070	80,286
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,650	77	199	1,528
Other corporate	214	20	0	234
Dollar-denominated:
Banks/financial institutions	52	18	0	70
Total perpetual securities	1,916	115	199	1,832
Equity securities:
Yen-denominated	694	29	76	647
Dollar-denominated	551	17	18	550
Total equity securities	1,245	46	94	1,197
Total securities available for sale	$73,160	$11,518	$1,363	$83,315

	June 30, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$23,440	$8,636	$0	$32,076
Municipalities	398	167	0	565
Mortgage- and asset-backed securities	39	2	0	41
Public utilities	3,623	415	10	4,028
Sovereign and supranational	2,994	404	7	3,391
Banks/financial institutions	4,659	293	32	4,920
Other corporate	3,193	590	8	3,775
Total yen-denominated	38,346	10,507	57	48,796
Total securities held to maturity	$38,346	$10,507	$57	$48,796

	December 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,293	$1,862	$0	$19,155
Municipalities	128	9	0	137
Mortgage- and asset-backed securities	322	33	0	355
Public utilities	1,400	210	10	1,600
Sovereign and supranational	791	180	0	971
Banks/financial institutions	2,321	325	105	2,541
Other corporate	3,337	448	33	3,752
Total yen-denominated	25,592	3,067	148	28,511
Dollar-denominated:
U.S. government and agencies	110	11	0	121
Municipalities	926	151	6	1,071
Mortgage- and asset-backed securities	200	27	0	227
Public utilities	5,464	636	221	5,879
Sovereign and supranational	331	105	0	436
Banks/financial institutions	2,865	634	21	3,478
Other corporate	25,154	1,774	1,302	25,626
Total dollar-denominated	35,050	3,338	1,550	36,838
Total fixed maturities	60,642	6,405	1,698	65,349
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,581	143	93	1,631
Other corporate	183	22	0	205
Dollar-denominated:
Banks/financial institutions	77	35	1	111
Total perpetual securities	1,841	200	94	1,947
Equity securities:
Yen-denominated	472	19	4	487
Dollar-denominated	8	3	0	11
Total equity securities	480	22	4	498
Total securities available for sale	$62,963	$6,627	$1,796	$67,794

	December 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,004	$3,387	$0	$23,391
Municipalities	341	74	0	415
Mortgage- and asset-backed securities	36	2	0	38
Public utilities	3,092	205	94	3,203
Sovereign and supranational	2,555	182	26	2,711
Banks/financial institutions	4,431	168	53	4,546
Other corporate	3,000	260	44	3,216
Total yen-denominated	33,459	4,278	217	37,520
Total securities held to maturity	$33,459	$4,278	$217	$37,520

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

Beginning in 2015 and continuing into the first six months of 2016, we increased our investment in yen-denominated publicly traded equity securities. During the first six months of 2016, we also increased our investment in U.S. dollar-denominated publicly traded equity securities. These securities are classified as available for sale and carried on our balance sheet at fair value.

During the first and second quarters of 2016 and 2015, respectively, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at June 30, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$305	$312	$60	$62
Due after one year through five years	3,882	3,972	722	789
Due after five years through 10 years	11,905	12,101	2,487	2,726
Due after 10 years	40,332	48,573	8,776	10,124
Mortgage- and asset-backed securities	926	988	34	41
Total fixed maturities available for sale	$57,350	$65,946	$12,079	$13,742
Held to maturity:
Due in one year or less	$49	$49	$0	$0
Due after one year through five years	1,983	2,087	0	0
Due after five years through 10 years	2,084	2,283	0	0
Due after 10 years	34,191	44,336	0	0
Mortgage- and asset-backed securities	39	41	0	0
Total fixed maturities held to maturity	$38,346	$48,796	$0	$0
At June 30, 2016, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $570 million at amortized cost and $598 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$221	$195	$0	$0
Due after one year through five years	306	316	0	0
Due after 10 years	1,350	1,269	39	52
Total perpetual securities available for sale	$1,877	$1,780	$39	$52

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

Investment exposures that individually exceeded 10% of shareholders' equity as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$45,064	$59,305	A	$36,859	$42,025
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Realized investment gains (losses):
Fixed maturities:
Available for sale:
Gross gains from sales	$6	$55	$8	$104
Gross losses from sales	(12)	0	(16)	0
Net gains (losses) from redemptions	(5)	7	78	26
Other-than-temporary impairment losses	(9)	0	(21)	(6)
Total fixed maturities	(20)	62	49	124
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	30	30	40	30
Other-than-temporary impairment losses	0	0	(2)	0
Total perpetual securities	30	30	38	30
Equity securities:
Gross gains from sales	2	0	5	0
Gross losses from sales	(8)	0	(11)	0
Other-than-temporary impairment losses	(24)	0	(24)	0
Total equity securities	(30)	0	(30)	0
Derivatives and other:
Derivative gains (losses)	(167)	35	(171)	(14)
Total derivatives and other	(167)	35	(171)	(14)
Total realized investment gains (losses)	$(187)	$127	$(114)	$140

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Perpetual securities	$0	$0	$2	$0
Corporate bonds	9	0	21	2
Bank/financial institution bonds	0	0	0	4
Equity securities	24	0	24	0
Total other-than-temporary impairment losses realized (1)	$33	$0	$47	$6
(1) Includes $33 and an immaterial amount for the three-month periods and $47 and $6 for the six-month periods ended June 30, 2016 and 2015, respectively, from change in intent to sell securities or change in intent to hold securities until recovery

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2016	December 31, 2015
Unrealized gains (losses) on securities available for sale	$10,155	$4,831
Deferred income taxes	(3,714)	(1,845)
Shareholders’ equity, unrealized gains (losses) on investment securities	$6,441	$2,986

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$46	$7	$0	$0	$46	$7
Public utilities:
Dollar-denominated	1,216	76	283	12	933	64
Yen-denominated	823	23	182	13	641	10
Sovereign and supranational:
Yen-denominated	236	7	0	0	236	7
Banks/financial institutions:
Dollar-denominated	148	16	78	6	70	10
Yen-denominated	1,428	151	240	3	1,188	148
Other corporate:
Dollar-denominated	8,556	784	3,203	255	5,353	529
Yen-denominated	970	63	327	18	643	45
Total fixed maturities	13,423	1,127	4,313	307	9,110	820
Perpetual securities:
Yen-denominated	989	199	500	42	489	157
Total perpetual securities	989	199	500	42	489	157
Equity securities:
Dollar-denominated	268	18	268	18	0	0
Yen-denominated	411	76	411	76	0	0
Total equity securities	679	94	679	94	0	0
Total	$15,091	$1,420	$5,492	$443	$9,599	$977

	December 31, 2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$80	$6	$80	$6	$0	$0
Public utilities:
Dollar-denominated	2,127	221	1,689	132	438	89
Yen-denominated	1,487	104	1,062	73	425	31
Sovereign and supranational:
Yen-denominated	580	26	385	13	195	13
Banks/financial institutions:
Dollar-denominated	366	21	348	11	18	10
Yen-denominated	2,350	158	1,147	14	1,203	144
Other corporate:
Dollar-denominated	13,430	1,302	11,068	770	2,362	532
Yen-denominated	1,151	77	343	5	808	72
Total fixed maturities	21,571	1,915	16,122	1,024	5,449	891
Perpetual securities:
Dollar-denominated	6	1	0	0	6	1
Yen-denominated	645	93	216	12	429	81
Total perpetual securities	651	94	216	12	435	82
Equity securities:
Yen-denominated	191	4	191	4	0	0
Total equity securities	191	4	191	4	0	0
Total	$22,413	$2,013	$16,529	$1,040	$5,884	$973

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on our fixed maturity or perpetual securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal. The unrealized losses on our investments in equity securities are primarily related to foreign exchange rates, general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to an industry or an individual company.

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

For any significant declines in fair value of our equity securities, we review the severity of the security’s decline in fair value coupled with the length of time the fair value of the security has been below cost. We also perform a more focused review of the financial condition and near-term prospects of the issuer as well as general market conditions reflecting the prospects for the economy as a whole, and determine whether we have the intent to hold the securities until they recover in value.

The following table provides more information on our unrealized loss position on fixed maturities, perpetual securities and equity securities.

	June 30, 2016			December 31, 2015
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Public utilities	13%	7%	88%	16%	16%	93%
Sovereign and supranational	2	1	100	3	1	100
Banks/financial institutions	11	12	36	12	9	59
Other corporate	63	59	47	66	69	86
Total fixed maturities	89	79		97	95
Perpetual securities	7	14	100	3	5	100
Equity securities	4	7		0	0
Total	100%	100%		100%	100%

The decrease in the percentage of gross unrealized losses that are investment grade for the banks and financial institutions sector for the period ending June 30, 2016 was due to the redemption of an investment-grade security that contributed to a large portion of investment-grade unrealized losses at December 31, 2015. The decrease in the percentage of gross unrealized loss for the other corporate sector for the period ending June 30, 2016 was due to the increase in unrealized losses of dollar-denominated below-investment-grade securities mainly attributable to the strengthening of the yen/dollar exchange rate.

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

For those VIEs in which we are not the arranger, our involvement is passive in nature. We are not, nor have we been, required to purchase any securities issued in the future by these VIEs.

Our ownership interest in VIEs is limited to holding the obligations issued by them. We have no direct or contingent obligations to fund the limited activities of these VIEs, nor do we have any direct or indirect financial guarantees related to the limited activities of these VIEs. We have not provided any assistance or any other type of financing support to any of the VIEs we invest in, nor do we have any intention to do so in the future. For those VIEs in which we hold debt obligations, the weighted-average lives of our notes are very similar to the underlying collateral held by these VIEs where applicable.

We also utilize unit trust structures in our Aflac Japan segment to invest in various asset classes. As the arranger and sole investor of these VIEs, we are required to consolidate these entities under U.S. GAAP.

Our risk of loss related to our interests in any of our VIEs is limited to the carrying value of the related investments held in the VIE.

VIEs - Consolidated

The following table presents the cost or amortized cost, fair value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.
Investments in Consolidated Variable Interest Entities

	June 30, 2016		December 31, 2015
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,878	$5,493	$3,739	$4,554
Perpetual securities, available for sale	267	197	255	228
Equity securities	1,018	941	363	363
Other investments	165	169	0	0
Other assets	177	177	102	102
Total assets of consolidated VIEs	$6,505	$6,977	$4,459	$5,247
Liabilities:
Other liabilities	$117	$117	$293	$293
Total liabilities of consolidated VIEs	$117	$117	$293	$293

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

We invest in bank loans, yen-denominated public equities, dollar-denominated public equities, and commercial mortgage loans through unit trust structures in which we are the only investor, requiring us to consolidate these trusts under U.S. GAAP. The bank loans are classified as available-for-sale fixed-maturity securities in the financial statements. As of June 30, 2016, the amortized cost and fair value of our bank loan investments was $2.1 billion and $1.9 billion, respectively, compared with an amortized cost and fair value of $1.4 billion as of December 31, 2015. The yen-denominated and dollar-denominated equities are classified as available-for-sale in the financial statements. As of June 30, 2016, the amortized cost and fair value of these equities was $1.0 billion and $941 million, respectively, compared with amortized cost and fair value of $363 million as of December 31, 2015. The commercial mortgage loans, all of which were purchased in the first six months of 2016, are classified as held for investment and reflected in other investments on the consolidated balance sheets. As of June 30, 2016, the amortized cost of these loans, net of loan loss reserves, was $165 million.

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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	June 30, 2016		December 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$5,158	$5,656	$4,731	$5,093
Perpetual securities, available for sale	292	279	249	253
Fixed maturities, held to maturity	2,902	3,336	2,477	2,636
Total investments in VIEs not consolidated	$8,352	$9,271	$7,457	$7,982
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to consolidations.

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have the obligation to absorb losses of the entity or the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 143 separate issuers with an average credit rating of BBB.

Loans and Loan Receivables

We classify our loans and loan receivables as held-for-investment and include them in the other investments line on the consolidated balance sheets. We carry them on the balance sheet at amortized cost less an estimated allowance for loan losses. Our loan allowance for losses is established using both specific and general allowances. The specific allowance is used on an individual loan basis for those impaired loans where we expect to incur a loss. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which we anticipate to incur a loss.

Middle Market Loans

As of June 30, 2016, and December 31, 2015, our investment in middle market loan receivables, net of loan loss reserves, was $227 million and $118 million, respectively, which included an unfunded amount of $31 million and $53 million, respectively, that was reflected in other liabilities on the consolidated balance sheets. As of June 30, 2016 and December 31, 2015, we had no loans that were past due in regards to principal and/or interest payments. Additionally, we held no loans that were on nonaccrual status or considered impaired as of June 30, 2016 and December 31, 2015. Our middle market loan allowance for losses was immaterial as of June 30, 2016 and December 31, 2015. We had no troubled debt restructurings during the six months ended June 30, 2016 and 2015.

As of June 30, 2016, we had commitments of $72 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

Commercial Mortgage Loans

In 2016, we began funding investments in commercial mortgage loans. As of June 30, 2016, the amortized cost of these investments, net of loan loss reserves, was $188 million, $165 million of which was held in unit trust structures as discussed above. We had no loans that were past due in regards to principal and/or interest payments, and we held no loans that were on nonaccrual status or considered impaired as of June 30, 2016. Our commercial mortgage loan allowance for losses was immaterial as of June 30, 2016. We had no troubled debt restructurings during the six months ended June 30, 2016.

As of June 30, 2016, we had $177 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

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

Details of our securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
June 30, 2016
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$0	$372	$372
Public utilities	104	0	104
Banks/financial institutions	24	0	24
Other corporate	326	0	326
Total borrowings	$454	$372	$826
Gross amount of recognized liabilities for securities lending transactions			$826
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

Interest rate swaptions are options on interest rate swaps. Interest rate collars are combinations of two swaption positions and are executed in order to hedge certain U.S. dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. We use collars to protect against significant changes in the fair value associated with our U.S. dollar-denominated available-for-sale securities due to interest rates. In order to maximize the efficiency of the collars while minimizing cost, we set the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg’.

Periodically, depending on general economic conditions, we may enter into other derivative transactions.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. As of June 30, 2016, there were 15 counterparties to our derivative agreements, with five comprising 62% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	June 30, 2016			December 31, 2015
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$2,875	$173	$(126)	$2,187	$166	$(35)
A	19,131	1,691	(352)	19,940	510	(336)
BBB	1,100	99	(64)	0	0	0
Total	$23,106	$1,963	$(542)	$22,127	$676	$(371)

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

The fair value of the collateral posted by us to third parties for derivative transactions was $259 million at June 30, 2016, which consisted entirely of cash, compared with $20 million at December 31, 2015, which consisted of $17 million of pledged securities and $3 million of cash. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $248 million and $26 million as of June 30, 2016 and December 31, 2015, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2016, we estimate that we would not be required to post any additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $1.7 billion and $412 million at June 30, 2016 and December 31, 2015, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights.

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

	June 30, 2016
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(1)	$1	$(2)
Total cash flow hedges	75	(1)	1	(2)
Fair value hedges:
Foreign currency forwards	12,917	1,442	1,442	0
Foreign currency options	1,685	6	7	(1)
Total fair value hedges	14,602	1,448	1,449	(1)
Net investment hedge:
Foreign currency forwards	846	(93)	0	(93)
Foreign currency options	710	(48)	4	(52)
Total net investment hedge	1,556	(141)	4	(145)
Non-qualifying strategies:
Foreign currency swaps	6,669	97	491	(394)
Foreign currency forwards	107	17	17	0
Credit default swaps	97	1	1	0
Total non-qualifying strategies	6,873	115	509	(394)
Total derivatives	$23,106	$1,421	$1,963	$(542)
Balance Sheet Location
Other assets	$18,388	$1,963	$1,963	$0
Other liabilities	4,718	(542)	0	(542)
Total derivatives	$23,106	$1,421	$1,963	$(542)

	December 31, 2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	13,080	45	88	(43)
Foreign currency options	1,250	0	0	0
Total fair value hedges	14,330	45	88	(43)
Net investment hedge:
Foreign currency forwards	763	13	19	(6)
Foreign currency options	266	(3)	5	(8)
Total net investment hedge	1,029	10	24	(14)
Non-qualifying strategies:
Foreign currency swaps	6,599	264	563	(299)
Foreign currency forwards	11	0	0	0
Credit default swaps	83	1	1	0
Total non-qualifying strategies	6,693	265	564	(299)
Total derivatives	$22,127	$305	$676	$(371)
Balance Sheet Location
Other assets	$11,413	$676	$676	$0
Other liabilities	10,714	(371)	0	(371)
Total derivatives	$22,127	$305	$676	$(371)

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended June 30, 2016:
Foreign currency forwards	Fixed-maturity securities	$1,156	$(48)	$1,204	$(1,236)	$(32)
Foreign currency options	Fixed-maturity securities	7	7	0	0	0
Six Months Ended June 30, 2016:
Foreign currency forwards	Fixed-maturity securities	$2,013	$(92)	$2,105	$(2,118)	$(13)
Foreign currency options	Fixed-maturity securities	6	6	0	0	0
Three Months Ended June 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$(267)	$(17)	$(250)	$244	$(6)
Foreign currency options	Fixed-maturity securities	(5)	1	(6)	6	0
Interest rate swaptions	Fixed-maturity securities	(4)	0	(4)	5	1
Six Months Ended June 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$(230)	$(32)	$(198)	$205	$7
Foreign currency options	Fixed-maturity securities	(3)	4	(7)	7	0
Interest rate swaptions	Fixed-maturity securities	(95)	19	(114)	99	(15)

Subsequent to the end of the second quarter, in July 2016 we began using foreign exchange forwards to hedge the currency risk of our senior secured bank loan portfolio and U.S. dollar-denominated equity portfolio within the Aflac Japan segment. The derivative notional amounts associated with the hedges of our senior secured bank loan portfolio and our U.S. equity portfolio is approximately $1.9 billion and $457 million, respectively.

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

We used foreign exchange forwards and options to hedge foreign exchange risk on 25.0 billion yen of profit repatriation received from Aflac Japan in February 2016. As of June 30, 2016, we had entered into foreign exchange forwards and options as part of a hedge on 51.1 billion yen of profit repatriation received in July 2016 and 109.0 billion yen of future profit repatriation.

Our net investment hedge was effective during the three- and six-month periods ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$1	$8	$0	$2	$1	$11	$0	$(2)
Total cash flow hedges	1	8	0	2	1	11	0	(2)
Fair value hedges:
Foreign currency forwards(2)	(80)	0	(23)	0	(105)	0	(25)	0
Foreign currency options(2)	7	0	1	0	6	0	4	0
Interest rate swaptions(2)	0	0	1	0	0	0	4	0
Total fair value hedges	(73)	0	(21)	0	(99)	0	(17)	0
Net investment hedge:
Non- derivative hedging instruments	0	(22)	0	6	0	(37)	0	5
Foreign currency forwards	0	(83)	0	32	0	(133)	0	34
Foreign currency options	0	(15)	0	0	0	(31)	0	0
Total net investment hedge	0	(120)	0	38	0	(201)	0	39
Non-qualifying strategies:
Foreign currency swaps	(104)	0	55	0	(94)	0	(2)	0
Foreign currency forwards	10	0	(1)	0	21	0	(1)	0
Credit default swaps	(1)	0	0	0	0	0	1	0
Interest rate swaps	0	0	2	0	0	0	5	0
Total non- qualifying strategies	(95)	0	56	0	(73)	0	3	0
Total	$(167)	$(112)	$35	$40	$(171)	$(190)	$(14)	$37
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

We reclassified a $1 million gain related to our designated cash flow hedges from accumulated other comprehensive income (loss) into earnings for the three- and six-month periods ended June 30, 2016, and reclassified an immaterial amount for the three- and six-month periods ended June 30, 2015, respectively. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three- and six-month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$492	$0	$492	$0	$(187)		$305
Foreign currency forwards	1,459	0	1,459	0	(1,554)		(95)
Foreign currency options	11	0	11	0	(6)		5
Credit default swaps	1	0	1	0	0		1
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	1,963	0	1,963	0	(1,747)	(1)	216
Securities lending and similar arrangements	801	0	801	0	(801)		0
Total	$2,764	$0	$2,764	$0	$(2,548)		$216
(1) Consists of $1,509 of pledged securities and $238 of cash.

December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$563	$0	$563	$0	$(313)		$250
Foreign currency forwards	107	0	107	0	(96)		11
Foreign currency options	5	0	5	0	(3)		2
Credit default swaps	1	0	1	0	0		1
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	676	0	676	0	(412)	(1)	264
Securities lending and similar arrangements	921	0	921	0	(921)		0
Total	$1,597	$0	$1,597	$0	$(1,333)		$264
(1) Consists of $86 of pledged securities and $326 of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(396)	$0	$(396)	$0	$111		$(285)
Foreign currency forwards	(93)	0	(93)	0	95		2
Foreign currency options	(53)	0	(53)	0	53		0
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(542)	0	(542)	0	259	(1)	(283)
Securities lending and similar arrangements	(826)	0	(826)	801	0		(25)
Total	$(1,368)	$0	$(1,368)	$801	$259		$(308)
(1) Consists entirely of cash.

December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(314)	$0	$(314)	$0	$1		$(313)
Foreign currency forwards	(49)	0	(49)	0	18		(31)
Foreign currency options	(8)	0	(8)	0	1		(7)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(371)	0	(371)	0	20	(1)	(351)
Securities lending and similar arrangements	(941)	0	(941)	921	0		(20)
Total	$(1,312)	$0	$(1,312)	$921	$20		$(371)
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

	June 30, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$27,284	$859	$0	$28,143
Municipalities	0	1,360	0	1,360
Mortgage- and asset-backed securities	0	886	252	1,138
Public utilities	0	8,327	0	8,327
Sovereign and supranational	0	1,565	0	1,565
Banks/financial institutions	0	6,200	26	6,226
Other corporate	0	33,527	0	33,527
Total fixed maturities	27,284	52,724	278	80,286
Perpetual securities:
Banks/financial institutions	0	1,598	0	1,598
Other corporate	0	234	0	234
Total perpetual securities	0	1,832	0	1,832
Equity securities	1,188	6	3	1,197
Other assets:
Foreign currency swaps	0	316	176	492
Foreign currency forwards	0	1,459	0	1,459
Foreign currency options	0	11	0	11
Credit default swaps	0	0	1	1
Total other assets	0	1,786	177	1,963
Other investments	207	0	0	207
Cash and cash equivalents	3,700	0	0	3,700
Total assets	$32,379	$56,348	$458	$89,185
Liabilities:
Foreign currency swaps	$0	$279	$117	$396
Foreign currency forwards	0	93	0	93
Foreign currency options	0	53	0	53
Total liabilities	$0	$425	$117	$542

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,669	$607	$0	$19,276
Municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities	0	362	220	582
Public utilities	0	7,479	0	7,479
Sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions	0	5,993	26	6,019
Other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions	0	1,742	0	1,742
Other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities	489	6	3	498
Other assets:
Foreign currency swaps	0	462	101	563
Foreign currency forwards	0	107	0	107
Foreign currency options	0	5	0	5
Credit default swaps	0	0	1	1
Total other assets	0	574	102	676
Other investments	176	0	0	176
Cash and cash equivalents	4,350	0	0	4,350
Total assets	$23,684	$48,961	$351	$72,996
Liabilities:
Foreign currency swaps	$0	$21	$293	$314
Foreign currency forwards	0	49	0	49
Foreign currency options	0	8	0	8
Total liabilities	$0	$78	$293	$371

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$23,440	$32,076	$0	$0	$32,076
Municipalities	398	0	565	0	565
Mortgage and asset-backed securities	39	0	13	28	41
Public utilities	3,623	0	4,028	0	4,028
Sovereign and supranational	2,994	0	3,391	0	3,391
Banks/financial institutions	4,659	0	4,920	0	4,920
Other corporate	3,193	0	3,775	0	3,775
Other investments	415	0	0	421	421
Total assets	$38,761	$32,076	$16,692	$449	$49,217
Liabilities:
Other policyholders’ funds	$7,468	$0	$0	$7,327	$7,327
Notes payable (excluding capital leases)	4,987	0	0	5,522	5,522
Total liabilities	$12,455	$0	$0	$12,849	$12,849

	December 31, 2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,004	$23,391	$0	$0	$23,391
Municipalities	341	0	415	0	415
Mortgage and asset-backed securities	36	0	12	26	38
Public utilities	3,092	0	3,203	0	3,203
Sovereign and supranational	2,555	0	2,711	0	2,711
Banks/financial institutions	4,431	0	4,546	0	4,546
Other corporate	3,000	0	3,216	0	3,216
Other investments	118	0	0	118	118
Total assets	$33,577	$23,391	$14,103	$144	$37,638
Liabilities:
Other policyholders’ funds	$6,285	$0	$0	$6,160	$6,160
Notes payable (excluding capital leases)	4,991	0	0	5,285	5,285
Total liabilities	$11,276	$0	$0	$11,445	$11,445

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

The pricing data and market quotes we obtain from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuation and Classification Subcommittee (VCS). Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. We have performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

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

For the periods presented, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	June 30, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$27,284	$859	$0	$28,143
Total government and agencies	27,284	859	0	28,143
Municipalities:
Third party pricing vendor	0	1,360	0	1,360
Total municipalities	0	1,360	0	1,360
Mortgage- and asset-backed securities:
Third party pricing vendor	0	886	0	886
Broker/other	0	0	252	252
Total mortgage- and asset-backed securities	0	886	252	1,138
Public utilities:
Third party pricing vendor	0	8,327	0	8,327
Total public utilities	0	8,327	0	8,327
Sovereign and supranational:
Third party pricing vendor	0	1,565	0	1,565
Total sovereign and supranational	0	1,565	0	1,565
Banks/financial institutions:
Third party pricing vendor	0	6,200	0	6,200
Broker/other	0	0	26	26
Total banks/financial institutions	0	6,200	26	6,226
Other corporate:
Third party pricing vendor	0	33,527	0	33,527
Total other corporate	0	33,527	0	33,527
Total fixed maturities	27,284	52,724	278	80,286
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,598	0	1,598
Total banks/financial institutions	0	1,598	0	1,598
Other corporate:
Third party pricing vendor	0	234	0	234
Total other corporate	0	234	0	234
Total perpetual securities	0	1,832	0	1,832
Equity securities:
Third party pricing vendor	1,188	6	0	1,194
Broker/other	0	0	3	3
Total equity securities	1,188	6	3	1,197
Total securities available for sale	$28,472	$54,562	$281	$83,315

	June 30, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$32,076	$0	$0	$32,076
Total government and agencies	32,076	0	0	32,076
Municipalities:
Third party pricing vendor	0	565	0	565
Total municipalities	0	565	0	565
Mortgage- and asset-backed securities:
Third party pricing vendor	0	13	0	13
Broker/other	0	0	28	28
Total mortgage- and asset-backed securities	0	13	28	41
Public utilities:
Third party pricing vendor	0	4,028	0	4,028
Total public utilities	0	4,028	0	4,028
Sovereign and supranational:
Third party pricing vendor	0	3,391	0	3,391
Total sovereign and supranational	0	3,391	0	3,391
Banks/financial institutions:
Third party pricing vendor	0	4,823	0	4,823
Broker/other	0	97	0	97
Total banks/financial institutions	0	4,920	0	4,920
Other corporate:
Third party pricing vendor	0	3,775	0	3,775
Total other corporate	0	3,775	0	3,775
Total securities held to maturity	$32,076	$16,692	$28	$48,796

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,669	$607	$0	$19,276
Total government and agencies	18,669	607	0	19,276
Municipalities:
Third party pricing vendor	0	1,208	0	1,208
Total municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities:
Third party pricing vendor	0	362	0	362
Broker/other	0	0	220	220
Total mortgage- and asset-backed securities	0	362	220	582
Public utilities:
Third party pricing vendor	0	7,479	0	7,479
Total public utilities	0	7,479	0	7,479
Sovereign and supranational:
Third party pricing vendor	0	1,407	0	1,407
Total sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions:
Third party pricing vendor	0	5,993	0	5,993
Broker/other	0	0	26	26
Total banks/financial institutions	0	5,993	26	6,019
Other corporate:
Third party pricing vendor	0	29,378	0	29,378
Total other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,742	0	1,742
Total banks/financial institutions	0	1,742	0	1,742
Other corporate:
Third party pricing vendor	0	205	0	205
Total other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities:
Third party pricing vendor	489	6	0	495
Broker/other	0	0	3	3
Total equity securities	489	6	3	498
Total securities available for sale	$19,158	$48,387	$249	$67,794

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,391	$0	$0	$23,391
Total government and agencies	23,391	0	0	23,391
Municipalities:
Third party pricing vendor	0	415	0	415
Total municipalities	0	415	0	415
Mortgage- and asset-backed securities:
Third party pricing vendor	0	12	0	12
Broker/other	0	0	26	26
Total mortgage- and asset-backed securities	0	12	26	38
Public utilities:
Third party pricing vendor	0	3,203	0	3,203
Total public utilities	0	3,203	0	3,203
Sovereign and supranational:
Third party pricing vendor	0	2,711	0	2,711
Total sovereign and supranational	0	2,711	0	2,711
Banks/financial institutions:
Third party pricing vendor	0	4,546	0	4,546
Total banks/financial institutions	0	4,546	0	4,546
Other corporate:
Third party pricing vendor	0	3,189	0	3,189
Broker/other	0	27	0	27
Total other corporate	0	3,216	0	3,216
Total securities held to maturity	$23,391	$14,103	$26	$37,520

The following is a discussion of the determination of fair value of our remaining financial instruments.

Loan Receivables

Our loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or LIBOR yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. These spreads are provided by the applicable asset managers based on their knowledge of the current loan pricing environment and market conditions. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy. Loan receivables are included in other investments on the consolidated balance sheets.

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the three- and six-month periods ended June 30, 2016 and 2015, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended June 30, 2016
	Fixed Maturities		Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$237	$26	$0	$3	$(63)	$2	$205
Realized investment gains (losses) included in earnings	0	0	0	0	123	(1)	122
Unrealized gains (losses) included in other comprehensive income (loss)	26	0	0	0	(1)	0	25
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(11)	0	0	0	0	0	(11)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$252	$26	$0	$3	$59	$1	$341
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$123	$(1)	$122
(1) Derivative assets and liabilities are presented net

Three Months Ended June 30, 2015
	Fixed Maturities		Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$221	$26	$150	$3	$(283)	$1	$118
Realized investment gains (losses) included in earnings	0	0	0	0	58	0	58
Unrealized gains (losses) included in other comprehensive income (loss)	(6)	(1)	(3)	0	2	0	(8)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	(147)	0	0	0	(147)
Settlements	(1)	0	0	0	0	0	(1)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$214	$25	$0	$3	$(223)	$1	$20
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$58	$0	$58
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2016
	Fixed Maturities		Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$26	$0	$3	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	268	0	268
Unrealized gains (losses) included in other comprehensive income (loss)	47	0	0	0	(16)	0	31
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(15)	0	0	0	(1)	0	(16)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$252	$26	$0	$3	$59	$1	$341
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$268	$0	$268
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2015
	Fixed Maturities		Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$26	$149	$3	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	(25)	1	(24)
Unrealized gains (losses) included in other comprehensive income (loss)	(7)	(1)	(2)	0	(2)	0	(12)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	(147)	0	0	0	(147)
Settlements	(2)	0	0	0	16	0	14
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$214	$25	$0	$3	$(223)	$1	$20
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$(25)	$1	$(24)
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

June 30, 2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$252	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1 - $793 ($9)
Other assets:
Foreign currency swaps	42	Discounted cash flow	Interest rates (USD)	1.36% - 1.83%	(a)
			Interest rates (JPY)	(.04%) - .17%	(b)
			CDS spreads	20 - 163 bps
			Foreign exchange rates	21.14%	(c)
	61	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			CDS spreads	19 - 106 bps
	73	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			Foreign exchange rates	21.14%	(c)
Credit default swaps	1	Discounted cash flow	Base correlation	64.18% - 69.87%	(e)
			CDS spreads	84 bps
			Recovery rate	36.93%
Total assets	$458
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
(e) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices.

June 30, 2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$96	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			CDS spreads	32 - 147 bps
			Foreign exchange rates	21.14%	(c)
	19	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			CDS spreads	49 - 329 bps
	2	Discounted cash flow	Interest rates (USD)	1.64% - 2.14%	(a)
			Interest rates (JPY)	.15% - .60%	(b)
			Foreign exchange rates	21.14%	(c)
Total liabilities	$117
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

We have recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $953 million, as of June 30, 2016, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $959 million and $805 million as of June 30, 2016 and December 31, 2015, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 17% and ceded reserves increased approximately 2% from December 31, 2015 to June 30, 2016.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Direct premium income	$4,915	$4,448	$9,605	$8,962
Ceded to other companies:
Ceded Aflac Japan closed blocks	(141)	(132)	(275)	(222)
Other	(12)	(8)	(24)	(18)
Assumed from other companies:
Retrocession activities	59	55	115	70
Other	2	1	4	4
Net premium income	$4,823	$4,364	$9,425	$8,796

Direct benefits and claims	$3,332	$3,013	$6,435	$6,038
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(129)	(120)	(250)	(200)
Other	8	10	12	3
Assumed from other companies:
Retrocession activities	56	51	109	65
Other	(13)	(17)	(27)	(17)
Benefits and claims, net	$3,254	$2,937	$6,279	$5,889

These reinsurance transactions are indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement is effective from December 1, 2015 until December 31, 2016. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2016, we have not executed a reinsurance treaty under this committed reinsurance facility.

7.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	June 30, 2016		December 31, 2015
2.65% senior notes due February 2017	$650	(1)	$651	(1)
2.40% senior notes due March 2020	547	(2)	546	(2)
4.00% senior notes due February 2022	348		348
3.625% senior notes due June 2023	696		696
3.625% senior notes due November 2024	744		744
3.25% senior notes due March 2025	445		445
6.90% senior notes due December 2039	394	(2)	393	(2)
6.45% senior notes due August 2040	445		445
5.50% subordinated debentures due September 2052	486		486
Yen-denominated Uridashi notes:
2.26% notes due September 2016 (principal amount 8 billion yen)	78		66
Yen-denominated Samurai notes:
1.84% notes due July 2016 (principal amount 15.8 billion yen)	154	(3)	131
Capitalized lease obligations payable through 2023	22		20
Total notes payable	$5,009		$4,971
(1) Principal amount plus an issuance premium that is being amortized over the life of the notes
(2) Principal amount net of an issuance discount that is being amortized over the life of the notes
(3) Paid off in July 2016 at its specific maturity date
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a group of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of June 30, 2016, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of June 30, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of June 30, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2016. No events of default or defaults occurred during the six-month period ended June 30, 2016.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

8.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2016	2015
Common stock - issued:
Balance, beginning of period	669,723	668,132
Exercise of stock options and issuance of restricted shares	1,041	934
Balance, end of period	670,764	669,066
Treasury stock:
Balance, beginning of period	245,343	225,687
Purchases of treasury stock:
Open market	16,026	13,534
Other	224	214
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(594)	(611)
Exercise of stock options	(238)	(265)
Other	(112)	(110)
Balance, end of period	260,649	238,449
Shares outstanding, end of period	410,115	430,617

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Anti-dilutive share-based awards	696	1,390	1,689	1,634

Share Repurchase Program

During the first six months of 2016, we repurchased 16.0 million shares of our common stock in the open market for $1.0 billion as part of our share repurchase program. During the first six months of 2015, we repurchased 13.5 million shares of our common stock in the open market for $833 million as part of our share repurchase program. As of June 30, 2016, a remaining balance of 32.3 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,584)	$4,684	$(24)	$(140)	$2,936
Other comprehensive income (loss) before reclassification	737	1,750	5	(4)	2,488
Amounts reclassified from accumulated other comprehensive income (loss)	0	7	0	1	8
Net current-period other comprehensive income (loss)	737	1,757	5	(3)	2,496
Balance, end of period	$(847)	$6,441	$(19)	$(143)	$5,432
All amounts in the table above are net of tax.

Three Months Ended June 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,540)	$5,026	$(28)	$(126)	$2,332
Other comprehensive income (loss) before reclassification	(185)	(1,598)	1	0	(1,782)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(44)	0	1	(43)
Net current-period other comprehensive income (loss)	(185)	(1,642)	1	1	(1,825)
Balance, end of period	$(2,725)	$3,384	$(27)	$(125)	$507
All amounts in the table above are net of tax.

Six Months Ended June 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	1,349	3,498	7	(5)	4,849
Amounts reclassified from accumulated other comprehensive income (loss)	0	(43)	0	1	(42)
Net current-period other comprehensive income (loss)	1,349	3,455	7	(4)	4,807
Balance, end of period	$(847)	$6,441	$(19)	$(143)	$5,432
All amounts in the table above are net of tax.

Six Months Ended June 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income (loss) before reclassification	(184)	(1,211)	(1)	0	(1,396)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(77)	0	1	(76)
Net current-period other comprehensive income (loss)	(184)	(1,288)	(1)	1	(1,472)
Balance, end of period	$(2,725)	$3,384	$(27)	$(125)	$507
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$22	Sales and redemptions
	(33)	Other-than-temporary impairment losses realized
	(11)	Total before tax
	4	Tax (expense) or benefit(1)
	$(7)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	3	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$(8)	Net of tax
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

(In millions)	Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$113	Sales and redemptions
	(47)	Other-than-temporary impairment losses realized
	66	Total before tax
	(23)	Tax (expense) or benefit(1)
	$43	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(8)	Acquisition and operating expenses(2)
Prior service (cost) credit	6	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$42	Net of tax
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

9.    SHARE-BASED COMPENSATION

As of June 30, 2016, the Company had outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2016, approximately 8.9 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2016.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	7,282	4.7	$146	$52.10
Exercisable	5,369	3.3	125	48.92

We received cash from the exercise of stock options in the amount of $33 million during the first six months of 2016, compared with $31 million in the first six months of 2015. The tax benefit realized as a result of stock option exercises and restricted stock releases was $18 million in the first six months of 2016, compared with $19 million in the first six months of 2015.

As of June 30, 2016, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $44 million, of which $12 million (474 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$4	$3	$6	$6	$0	$0
Interest cost	1	1	8	8	1	0
Expected return on plan assets	(1)	(1)	(5)	(5)	0	0
Amortization of net actuarial loss	1	1	3	3	1	1
Amortization of prior service cost (credit)	0	0	0	0	(3)	(4)
Net periodic (benefit) cost	$5	$4	$12	$12	$(1)	$(3)

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$8	$7	$12	$12	$0	$0
Interest cost	3	3	16	16	1	1
Expected return on plan assets	(2)	(2)	(11)	(11)	0	0
Amortization of net actuarial loss	1	1	6	7	1	1
Amortization of prior service cost (credit)	0	0	0	0	(6)	(8)
Net periodic (benefit) cost	$10	$9	$23	$24	$(4)	$(6)

During the six months ended June 30, 2016, Aflac Japan contributed approximately $11 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2016) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

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

As of June 30, 2016, we had commitments of $72 million to fund potential future loan originations related to our investment in middle market loans. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. In addition, we had commitments of $177 million to fund potential future loan originations related to our investment in commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded. See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment programs.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and six-month periods ended June 30, 2016 and 2015, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2015. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at June 30, 2016 was 102.91, or 17.2% stronger than the spot yen/dollar exchange rate of 120.61 at December 31, 2015. The weighted-average yen/dollar exchange rate for the three-month period ended June 30, 2016 was 108.28, or 11.9% stronger than the weighted-average yen/dollar exchange rate of 121.20 for the same period in 2015. The weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2016 was 111.82, or 7.4% stronger than the weighted-average yen/dollar exchange rate of 120.14 for the same period in 2015.
Reflecting the stronger yen/dollar exchange rate, revenues were $5.4 billion in the second quarter of 2016, compared with $5.3 billion in the second quarter of 2015. Net earnings were $548 million, or $1.32 per diluted share, compared with $573 million, or $1.32 per diluted share, in the second quarter of 2015.

Also reflecting the stronger yen/dollar exchange rate, revenues were $10.9 billion in the first six months of 2016, compared with $10.5 billion in the first six months of 2015. Net earnings were $1.3 billion, or $3.06 per diluted share, compared with $1.2 billion, or $2.83 per diluted share, for the first six months of 2015.
Results in the second quarter of 2016 included pretax net realized investment losses of $187 million ($122 million after-tax), compared with net realized investment gains of $127 million ($83 million after-tax) in the second quarter of 2015. Net investment losses in the second quarter of 2016 included $33 million ($21 million after-tax) of other-than-temporary impairment losses; $13 million of net gains ($8 million after-tax) from the sale or redemption of securities; and $167 million of net losses ($109 million after-tax) from valuing derivatives.

Results in the first six months of 2016 included pretax net realized investment losses of $114 million ($74 million after-tax), compared with net realized investment gains of $140 million ($91 million after-tax) in the first six months of 2015. Net investment losses in the first six months of 2016 included $47 million ($31 million after-tax) of other-than-temporary impairment losses; $104 million of net gains ($68 million after-tax) from the sale or redemption of securities; and $171 million of net losses ($111 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $6.4 billion at June 30, 2016, compared with a net unrealized gain of $3.0 billion at December 31, 2015.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100 billion yen. For further information regarding this transaction, see Note 7 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first six months of 2016, we repurchased 16.0 million shares of our common stock in the open market for $1.0 billion under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of our assets and 79% of our liabilities are reported as of June 30, 2016, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2016. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2015.
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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.
Reconciliation of Operating Earnings to Net Earnings

	In Millions				Per Diluted Share		In Millions				Per Diluted Share
	Three Months Ended June 30,						Six Months Ended June 30,
	2016		2015		2016	2015	2016		2015		2016	2015
Operating earnings	$707		$651		$1.71	$1.50	$1,433		$1,329		$3.44	$3.04
Items impacting net earnings, net of tax:(1)
Realized investment gains (losses):
Securities transactions and impairments	(13)		60		(.03)	.14	37		100.08			.23
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(31)		(12)		(.08)	(.03)	(60)		(21)		(.14)	(.05)
Other derivative and hedging activities	(91)	(2)	20	(2)	(.22)	.05	(79)	(2)	(14)	(2)	(.19)	(.03)
Other and non-recurring income (loss)	(24)		(146)		(.06)	(.34)	(52)		(158)		(.13)	(.36)
Net earnings	$548		$573		$1.32	$1.32	$1,279		$1,236		$3.06	$2.83
(1) Reconciling items are calculated based on using a 35% tax rate
(2) Excludes a gain of $14 and $15, after tax, for the three-month periods and $28 and $26, after tax, for the six-month periods ended June 30, 2016 and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations

Realized Investment Gains and Losses

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

Securities Transactions and Impairments

During the three-month period ended June 30, 2016, we realized pretax investment gains, net of losses, of $13 million ($8 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $33 million ($21 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the six-month period ended June 30, 2016, we realized pretax investment gains, net of losses, of $104 million ($68 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $47 million ($31 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

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

See Note 3 of the Notes to the Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Perpetual securities	$0	$0	$2	$0
Corporate bonds	9	0	21	2
Bank/financial institution bonds	0	0	0	4
Equity securities	24	0	24	0
Total other-than-temporary impairment losses realized (1)	$33	$0	$47	$6
(1) Includes $33 and an immaterial amount for the three-month periods and $47 and $6 for the six-month periods ended June 30, 2016 and 2015, respectively, from change in intent to sell securities or change in intent to hold securities until recovery

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps and credit default swaps held in consolidated variable interest entities (VIEs); foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During the three-month period ended June 30, 2016, we realized pretax investment losses, net of gains, of $167 million ($109 million after-tax), compared with pretax investment gains, net of losses, of $35 million ($23 million after-tax) for the same period in 2015, as a result of valuing these derivatives, net of the effects of hedge accounting. During the six-month period ended June 30, 2016, we realized pretax investment losses, net of gains, of $171 million ($111 million after-tax), compared with pretax investment losses, net of gains, of $14 million ($9 million after-tax) for the same period in 2015, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.3% for the three-month period ended June 30, 2016, compared with 34.5% for the same period in 2015. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.4% for the six-month period ended June 30, 2016, compared with 34.5% for the same period in 2015.
Earnings Guidance

Our objective for 2016 is to produce stable operating earnings per diluted share compared with 2015. In the second half of 2016, as we continue to focus on initiatives designed to drive future growth, our expectation is to increase spending, particularly related to promotional and information technology (IT) expenditures. With interest rates at significantly depressed levels, especially with negative interest rates in Japan, it is difficult to invest cash flows at attractive yields while maintaining a prudent risk tolerance. If we achieve our objective for 2016, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2016 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2015			Yen Impact
100	$6.85 - 7.09	11.2	-	15.1%	$.68
105	6.66 - 6.90	8.1	-	12.0	.49
110	6.49 - 6.73	5.4	-	9.3	.32
115	6.34 - 6.58	2.9	-	6.8	.17
120.99(2)	6.17 - 6.41	.2	-	4.1	.00
125	6.07 - 6.31	(1.5)	-	2.4	(.10)
(1) A non-GAAP measure that includes interest cash flows associated with notes payable but excludes realized investment gains/losses (securities transactions, impairments, and the impact of derivative and hedging activities), nonrecurring items, and other non-operating income (loss) from net earnings in 2016 and 2015. Due to the unpredictable and uncontrollable nature of these reconciling items, we do not calculate a GAAP equivalent of this earnings guidance metric.
(2)Actual 2015 weighted-average exchange rate

Using the 2015 average yen/dollar exchange rate of 120.99, our annual objective is to report operating earnings per diluted share of $6.17 to $6.41. If the yen/dollar exchange rate averages 100 to 110 for the third quarter of 2016, we would expect earnings in the third quarter to be approximately $1.58 to $1.86 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net premium income	$3,402	$2,978	$6,581	$6,056
Net investment income:
Yen-denominated investment income	337	307	659	626
Dollar-denominated investment income	305	298	605	592
Net investment income	642	605	1,264	1,218
Other income (loss)	11	7	19	15
Total operating revenues	4,055	3,590	7,864	7,289
Benefits and claims, net	2,455	2,170	4,738	4,398
Operating expenses:
Amortization of deferred policy acquisition costs	167	141	318	291
Insurance commissions	197	179	384	362
Insurance and other expenses	397	343	747	662
Total operating expenses	761	663	1,449	1,315
Total benefits and expenses	3,216	2,833	6,187	5,713
Pretax operating earnings(1)	$839	$757	$1,677	$1,576
Weighted-average yen/dollar exchange rate	108.28	121.20	111.82	120.14

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Net premium income	14.3%	(16.8)%	8.7%	(15.2)%	1.8%	(1.2)%	1.0%	(.5)%
Net investment income	6.1	(11.0)	3.8	(9.3)	(5.4)	5.7	(3.6)	6.5
Total operating revenues	12.9	(15.8)	7.9	(14.2)	.7	.0	.2	.6
Pretax operating earnings(1)	10.8	(18.4)	6.4	(15.3)	(1.0)	(3.1)	(.9)	(.6)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

Annualized premiums in force increased 1.1% to 1.62 trillion yen as of June 30, 2016, compared with 1.60 trillion yen as of June 30, 2015. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $15.8 billion at June 30, 2016, compared with $13.1 billion a year ago.
Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). U.S. dollar-denominated investment income from these assets accounted for approximately 48% of Aflac Japan’s investment income in the first six months of 2016, compared with 49% a year ago. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period (a non-U.S. GAAP measure), U.S. dollar-denominated investment income accounted for approximately 50% of Aflac Japan’s investment income during the first six months of 2016, compared with 45% a year ago.

The following table illustrates the effect of translating Aflac Japan’s U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the comparable period in the prior year. In order to compare the current period to the prior period without the impact of foreign currency, the current period income statement is translated at the prior year's comparable period average exchange rate.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Six Months		Three Months		Six Months
	2016	2015	2016	2015	2016	2015	2016	2015
Net investment income	(5.4)%	5.7%	(3.6)%	6.5%	(.1)%	(2.5)%	(.1)%	(1.2)%
Total operating revenues	.7	.0	.2	.6	1.6	(1.4)	.8	(.6)
Pretax operating earnings(1)	(1.0)	(3.1)	(.9)	(.6)	3.0	(8.9)	1.6	(5.9)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2016	2015	2016	2015
Benefits and claims, net	60.5%	60.5%	60.2%	60.3%
Operating expenses:
Amortization of deferred policy acquisition costs	4.1	3.9	4.0	4.0
Insurance commissions	4.9	5.0	4.9	5.0
Insurance and other expenses	9.8	9.5	9.5	9.1
Total operating expenses	18.8	18.4	18.4	18.1
Pretax operating earnings(1)	20.7	21.1	21.4	21.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three- and six-month periods ended June 30, 2016, the benefit ratio remained relatively stable compared to the same respective period in the prior year, resulting from the impact of reinsurance and favorable claims experience, with some offset from the effects of currency translation. The three reinsurance agreements that we entered into since the end of the third quarter of 2013 reduced the benefit ratio by approximately 100 basis points for the three- and six-month periods ended June 30, 2016. In the three- and six-month periods ended June 30, 2016, the operating expense ratio increased primarily due to activities related to sales promotions, IT infrastructure enhancement and personnel. In total, the pretax operating profit margin remained relatively stable in the three- and six-month periods ended June 30, 2016, compared with the same periods in 2015. For the full year of 2016, we anticipate the pretax operating profit margin to be comparable with 2015 levels.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2016	2015	2016	2015	2016	2015	2016	2015
New annualized premium sales	$280	$252	$551	$478	30.3	30.6	61.4	57.6
Increase (decrease) over prior period	11.2%	(8.0)%	15.2%	(11.8)%	(1.1)%	9.4%	6.7%	3.7%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2016	2015	2016	2015
Medical	27.9%	24.7%	25.5%	25.1%
Cancer	46.0	41.0	40.7	41.2
Ordinary life:
Child endowment	5.1	7.9	7.1	9.0
WAYS	13.5	18.3	19.4	15.2
Other ordinary life	6.0	6.1	5.8	6.6
Other	1.5	2.0	1.5	2.9
Total	100.0%	100.0%	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 11.2% during the second quarter and increased 6.4% in the first six months of 2016, compared with the same respective periods in 2015. We have been focusing more on promotion of our cancer and medical products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.
Cancer insurance sales were up 11.0% during the second quarter of 2016, compared with the same period in 2015. Aflac Japan enhanced its medical product with new riders in June 2015. This revision provides better protection against critical diseases such as cancer, heart attack and stroke. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
Recognizing the negative interest rate environment in Japan, we have taken actions to limit sales of Aflac Japan’s first sector product sales, including WAYS and child endowment, that are gaining traction as first sector product sales were down 24.7% in the second quarter of 2016, compared to the same period in the prior year. As we continue to implement additional measures, we anticipate a sharp decline of at least 50% in first sector sales for the second half of the year. Our focus remains on less interest-sensitive third sector products.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 93.0% of total new annualized premium sales for Aflac Japan in the second quarter of 2016. During the three-month period ended June 30, 2016, we recruited 55 new sales agencies. At June 30, 2016, Aflac Japan was represented by approximately 12,600 sales agencies and more than 111,400 licensed sales associates employed by those agencies.
At June 30, 2016, we had agreements to sell our products at 370 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 7.0% of new annualized premium sales in the second quarter of 2016 for Aflac Japan, compared with 14.6% during the second quarter of 2015.

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

We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2016 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Although our traditional channels remain key to our success, we have developed partnerships with new channels to help increase our overall sales growth. These channels include Japan Post, and we are making steady progress with our sales through postal outlets. For the full year 2016, we anticipate that third sector sales will be in the range of down 3% to up 2%

compared with 2015. We continue to believe that the long-term compound annual growth rate for third sector sales will be in the range of 4% to 6%.
Japanese Regulatory Environment

In 2015, the government of Japan staged an Initial Public Offering (IPO) for Japan Post Bank (JPB), Japan Post Insurance (JPI), and Japan Post Holdings (JPH) pursuant to legislation aimed at privatizing Japan's postal system (i.e., Japan Post).

In 2007, Aflac Japan was selected by Japan Post as its provider of cancer insurance  to be sold through its post offices. In 2008, we began selling cancer insurance through these post offices. Japan Post has historically been  a  popular place for consumers to purchase insurance products. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand a partnership that was established in 2008 (see Aflac Japan Sales).

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

As part of our portfolio management and asset allocation process, Aflac Japan invests in U.S. dollar-denominated securities. Aflac Japan has been investing in U.S. dollar-denominated publicly-traded investment grade and below investment grade corporate fixed-maturity securities, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. In 2015, Aflac Japan increased its allocation to U.S. dollar-denominated investments, including senior secured bank loans and high yield corporate bonds, and initiated a commercial mortgage loan investment program. In the first six months of 2016, Aflac Japan invested an additional $535 million in its senior secured bank loan program and invested $165 million in commercial mortgage loans. As of June 30, 2016, we had $177 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed. In addition, starting in the first quarter of 2016, Aflac Japan initiated an allocation to a dividend-focused U.S. public equities program. In the first six months of 2016, Aflac Japan invested $425 million in these U.S. public equities, which are classified as available for sale and carried on our balance sheet at fair value.

Starting in 2015, we increased Aflac Japan's investment in dividend-focused yen-denominated publicly traded equity securities, including investments in exchange traded funds (ETFs) holding Japan real estate investment trusts. In the first six months of 2016, Aflac Japan invested $141 million in yen-denominated publicly traded equity securities, which are classified as available for sale and carried on our balance sheet at fair value.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for more information regarding loans and loans receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2016 (1)	2015 (1)	2016 (1)	2015 (1)
New money yield (2)	1.67%	3.87%	1.92%	3.88%
Return on average invested assets, net of investment expenses (3)	2.69	2.89	2.74	2.87
Portfolio book yield, including dollar-denominated investments, end of period (2)	2.71%	2.83%	2.71%	2.83%
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

The decrease in the Aflac Japan new money yield in the three- and six-month periods ended June 30, 2016 was primarily due to the front-loaded allocation to Japan Government Bonds (JGBs) and other high quality yen-denominated investments.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net premium income	$1,362	$1,331	$2,729	$2,670
Net investment income	176	168	350	334
Other income	0	2	3	5
Total operating revenues	1,538	1,501	3,082	3,009
Benefits and claims	743	715	1,433	1,426
Operating expenses:
Amortization of deferred policy acquisition costs	117	113	258	241
Insurance commissions	147	146	294	293
Insurance and other expenses	240	234	474	471
Total operating expenses	504	493	1,026	1,005
Total benefits and expenses	1,247	1,208	2,459	2,431
Pretax operating earnings(1)	$291	$293	$623	$578
Percentage change over previous period:
Net premium income	2.2%	1.6%	2.2%	2.5%
Net investment income	4.4	4.0	4.7	3.7
Total operating revenues	2.5	1.9	2.4	2.8
Pretax operating earnings(1)	(.3)	(2.0)	8.0	(4.1)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 2.4% to $5.8 billion at June 30, 2016, compared with $5.6 billion at June 30, 2015.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2016	2015	2016	2015
Benefits and claims	48.3%	47.7%	46.5%	47.4%
Operating expenses:
Amortization of deferred policy acquisition costs	7.6	7.5	8.4	8.0
Insurance commissions	9.5	9.7	9.5	9.7
Insurance and other expenses	15.6	15.6	15.3	15.7
Total operating expenses	32.7	32.8	33.2	33.4
Pretax operating earnings(1)	19.0	19.5	20.3	19.2
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio in the three-month period ended June 30, 2016, increased compared with the same period in 2015 due to refinement in reserve items. The benefit ratio in the six-month period ended June 30, 2016, decreased compared with the same period in 2015 due to better claims experience in the first quarter of 2016. The operating expense ratio remained relatively stable during the three- and six-month periods ended June 30, 2016, compared with the same periods in 2015. In total, the pretax operating profit margin declined in the three-month period and improved in the six-month period ended June 30, 2016, compared with the same periods in 2015. For the remainder of 2016, we expect the benefit and expense ratios to be relatively stable compared with 2015.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2016	2015	2016	2015
New annualized premium sales	$347	$344	$675	$660
Increase (decrease) over prior period	1.0%	3.1%	2.3%	1.4%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2016	2015	2016	2015
Income-loss protection:
Short-term disability	23.3%	24.4%	23.4%	24.0%
Life	5.6	5.5	5.6	5.8
Asset-loss protection:
Accident	30.1	29.6	30.0	29.3
Critical care(1)	21.3	20.9	21.3	21.0
Supplemental medical:
Hospital indemnity	14.3	13.9	14.2	14.2
Dental/vision	5.4	5.7	5.5	5.7
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 2.8%, short-term disability sales decreased 3.4%, critical care insurance sales (including cancer insurance) increased 2.8%, and hospital indemnity insurance sales increased 4.2% in the second quarter of 2016, compared with the same period in 2015.

In the second quarter of 2016, our traditional U.S. sales forces included more than 9,000 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.

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
With the evolving business market and the coverage standardization that will result from health care reform in the United States, we believe Aflac's voluntary products will become more relevant than ever. Our products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Our group products and relationships with insurance brokers that handle the larger-case market are helping us as we expand our reach selling to larger businesses. We are regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to our customers. We believe the need for our products remains very strong, and we continue to work on enhancing our distribution capabilities to access employers of all sizes, including initiatives that benefit our field force and the broker community. At the same time, we are seeking opportunities to leverage our brand strength and attractive product portfolio in the evolving health care environment. While sales in the second quarter of 2016 were below our expectations, for the full year 2016 our objective is for Aflac U.S. new annualized premium sales to increase in the range of 3% to 5%. We anticipate the achievement of our annual U.S. sales target will be increasingly reliant on fourth quarter 2016 production as more of our business comes from larger employers that have fourth quarter enrollments.

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
The Dodd-Frank Act, which was signed into law in 2010, created, among other things, a Financial Stability Oversight Council (the Council). In April 2012, the Council released a final rule describing the general process it will follow in determining whether to designate a nonbank financial company for supervision by the Board of Governors of the U.S. Federal Reserve System (the Board). The Council may designate by a two-thirds vote whether certain nonbank financial companies, including certain insurance companies and insurance holding companies, could pose a threat to the financial stability of the United States, in which case such nonbank financial companies would become subject to prudential regulation by the Board. On April 3, 2013, the Board published a final rule that establishes the requirements for determining when a nonbank financial company is "predominantly engaged in financial activities" - a prerequisite for designation by the Council. Prudential regulation by the Board includes supervision of capital requirements, leverage limits, liquidity requirements and examinations. The Board may limit such company’s ability to enter into mergers, acquisitions and other business combination transactions, restrict its ability to offer financial products, require it to terminate one or more activities, or impose conditions on the manner in which it conducts activities. The Council designated two insurers in 2013 as a Systemically Important Financial Institution (SIFI). On March 30, 2016, the U.S. District Court for the District of Columbia reversed the SIFI designation of one of those insurers. The Council is currently appealing that decision. On December 18, 2014, the president signed the Insurance Capital Standards Clarification Act into law. This legislation will clarify the Board’s authority to apply insurance-based capital standards for insurance companies subject to federal supervision. Although Aflac is a nonbank financial company predominantly engaged in financial activities as defined in the Dodd-Frank Act, we do not believe Aflac will be considered a company that poses a threat to the financial stability of the United States.

Title VII of the Dodd-Frank Act and regulations issued thereunder may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan, in particular rules to require central clearing and collateral for certain types of derivatives. In 2015, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules regarding uncleared swaps. Such rules become effective for Aflac on March 1, 2017 and may result in increased collateral requirements or affect other aspects of Aflac's derivatives activity.

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

Penn Treaty Network Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty) were placed in rehabilitation on January 6, 2009, and remain in rehabilitation as of June 30, 2016. As of June 30, 2016, we were unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency. As such, we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of June 30, 2016.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors.

Historically, Aflac U.S. has invested primarily in investment grade corporate bonds. In 2015, as part of our portfolio management and asset allocation process, Aflac U.S. purchased high yield corporate bonds and middle market loan receivables and initiated a commercial mortgage loan investment program. In the first six months of 2016, Aflac U.S. invested $18 million in high yield corporate bonds; $144 million in middle market loan receivables, of which $31 million was unfunded; and $23 million in commercial mortgage loans. As of June 30, 2016, we had commitments of $72 million to fund potential future loan originations related to the middle market loan investment program. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for more information regarding loans and loans receivables.

Starting in the first quarter of 2016, we initiated an allocation to dividend focused U.S. public equities. These equities had a cost basis of $91 million as of June 30, 2016.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2016	2015	2016	2015
New money yield (1)	3.70%	4.56%	4.16%	4.17%
Return on average invested assets, net of investment expenses (2)	5.04	5.26	5.03	5.24
Portfolio book yield, end of period (1)	5.69%	5.82%	5.69%	5.82%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three- and six-month periods ended June 30, 2016 was primarily due to a general decline in U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at June 30, 2016, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2015.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect(1)
Yen/dollar exchange rate(2)	102.91		120.61
Investments and cash	$125,983	$12,040	$113,943
Deferred policy acquisition costs	9,552	938	8,614
Policy liabilities	103,066	13,652	89,414
(1)Amounts excluding foreign currency changes on dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
(2)The exchange rate at June 30, 2016, was 102.91 yen to one dollar, or 17.2% stronger than the December 31, 2015, exchange rate of 120.61.

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

The following table details investment securities by segment.

Investment Securities by Segment (1)

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Securities available for sale, at fair value:
Fixed maturities	$65,946	$52,304	$13,742	$12,522
Perpetual securities	1,780	1,890	52	57
Equity securities	1,096	493	101	5
Total available for sale	68,822	54,687	13,895	12,584
Securities held to maturity, at amortized cost:
Fixed maturities	38,346	33,459	0	0
Total held to maturity	38,346	33,459	0	0
Total investment securities	$107,168	$88,146	$13,895	$12,584
(1)Excludes available-for-sale fixed-maturity securities held by the Parent Company and other business segments of $598 in 2016 and
$523 in 2015.

Because we invest primarily in fixed-maturity securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk. In 2015 and continuing into the first six months of 2016, we increased our investment allocation to dividend focused yen-denominated and U.S. dollar-denominated public equity securities, thereby increasing our exposure to equity risk.
Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted of yen-denominated fixed income securities of $72.7 billion, at amortized cost, and yen-denominated equity securities of $694 million, at cost, at June 30, 2016. However, Aflac Japan also owns U.S. dollar-denominated fixed income securities of $15.4 billion, at amortized cost, whose fair value is hedged against currency risk as well as $9.6 billion of fixed income securities, at cost, that are not hedged as of June 30, 2016. Aflac Japan owns U.S. dollar-denominated equity securities of $457 million, at cost, that are not hedged as of June 30, 2016. Yen-denominated investment income accounted for 53% and 52% of Aflac Japan's investment income during the three- and six-month periods ended June 30, 2016, respectively, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.

Subsequent to the end of the second quarter, in July 2016 Aflac Japan hedged more of these U.S. dollar-denominated asset classes against currency risk, including $1.9 billion of senior secured bank loans that are included in the U.S. dollar-denominated fixed income securities category above and $457 million of U.S. dollar-denominated equity securities. We continually evaluate our hedging strategy.

We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S and with quarterly settlements of our reinsurance retrocession transactions. The exchange rates prevailing at the time of profit repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to economically hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan, we had foreign exchange forwards and options as part of a hedging strategy on 25.0 billion yen received in February 2016. As of June 30, 2016, we had foreign exchange forwards and options to economically hedge foreign exchange risk on 51.1 billion yen of profit repatriation received in July 2016 and 109.0 billion yen of future profit repatriation from Aflac Japan.

In addition to profit repatriation and the reinsurance retrocessions, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in U.S. dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen significantly before the yield on these instruments would equal that of a comparable JGB instrument.

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

(In millions)	June 30, 2016			December 31, 2015
Yen/dollar exchange rates	87.91	102.91(1)	117.91	105.61	120.61(1)	135.61
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$45,188	$38,601	$33,690	$31,544	$27,621	$24,566
Fixed maturities - consolidated variable interest entities(3)	1,277	1,091	952	1,016	890	792
Perpetual securities	1,839	1,571	1,371	1,883	1,649	1,466
Perpetual securities - consolidated variable interest entities(3)	224	191	167	214	187	167
Equity securities	174	149	130	408	357	318
Equity securities - consolidated variable interest entities	583	498	435	149	130	116
Securities held to maturity:
Fixed maturities	44,889	38,346	33,468	38,212	33,459	29,758
Cash and cash equivalents	1,642	1,403	1,224	730	640	569
Derivatives	4,667	1,963	702	2,416	676	968
Other financial instruments	226	193	169	179	156	139
Subtotal	100,709	84,006	72,308	76,751	65,765	58,859
Liabilities:
Notes payable	281	241	210	234	205	183
Derivatives	1,173	542	863	545	371	1,901
Subtotal	1,454	783	1,073	779	576	2,084
Net yen-denominated financial instruments	99,255	83,223	71,235	75,972	65,189	56,775
Other yen-denominated assets	9,913	8,468	7,391	8,195	7,176	6,382
Other yen-denominated liabilities	117,279	100,185	87,440	94,775	82,988	73,808
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(8,111)	$(8,494)	$(8,814)	$(10,608)	$(10,623)	$(10,651)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in Japan and U.S. interest rates, based on our portfolios at June 30, 2016, and December 31, 2015, would be as follows:

(In millions)	June 30, 2016	December 31, 2015
Effect on yen-denominated debt and perpetual securities	$(12,367)	$(8,693)
Effect on dollar-denominated debt and perpetual securities	(3,439)	(4,482)
Effect on total debt and perpetual securities	$(15,806)	$(13,175)
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

The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015	Six Months Ended June 30, 2015
AAA	13.7%	1.4%	2.4%
AA	1.6	1.6	2.9
A	48.3	39.3	14.8
BBB	18.1	25.7	30.8
BB or lower	18.3	32.0	49.1
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. Total purchases comprise new money investments as well as the reinvestment of proceeds from investment disposals. In the first six months of 2016, the increase in purchases of AAA rated securities was due primarily to the purchase of high quality yen bonds. In the first six months of 2016, the increase in purchases of A rated securities was due primarily to the purchase of JGBs. In the full year of 2015, purchases of A rated and BBB rated securities were driven primarily by the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio. In the full year of 2015, the purchases of BB or lower rated securities were driven by an increased investment in senior secured bank loans, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. The bank loan investment program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loan purchases rated below B/B2, and restricts exposure to any individual credit to less than 2% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. The objective of the high yield corporate bond investments is to enhance yield on invested assets and further diversify our credit risk. All high yield corporate bond investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.7%	1.5%	1.3%	1.3%
AA	5.1	4.9	5.7	5.7
A	61.9	66.1	61.0	63.0
BBB	26.0	23.2	26.9	25.1
BB or lower	5.3	4.3	5.1	4.9
Total	100.0%	100.0%	100.0%	100.0%
As of June 30, 2016, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations
Our 15 largest global debt and perpetual investment exposures as of June 30, 2016, were as follows:
Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$45,064	40.87%	Senior	A1	A+	A
Japan Housing Finance Agency	686.62
Japan Housing Finance Agency	597.54	Senior	—	AAA	—
Government Housing Loan Co.	68.06	Senior	—	AAA	—
MR Trust Class B	21.02	Senior	A1	—	—
Republic of South Africa	583.53	Senior	Baa2	BBB-	BBB-
Bank of America NA	439.40
Bank of America Corp.	243.22	Senior	Baa1	BBB+	A
Bank of America Corp.	194.18	Lower Tier II	Baa3	BBB	A-
Bank of America NA	2.00	Senior	A1	A	A+
Bank of Tokyo-Mitsubishi UFJ Ltd.	437.40
BTMU Curacao Holdings NV	437.40	Lower Tier II	A2	—	A-
Investcorp SA	409.37
Investcorp Capital Limited	359.32	Senior	Ba2	—	BB
Investcorp Capital Limited	50.05	Senior	Ba2	—	—
JP Morgan Chase & Co.	377.34
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	342.30	Senior	A3	A-	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	BBB+	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A-	A
JPMorgan Chase & Co. (FNBC)	7.01	Senior	Aa1	A+	—
Banobras	360.33	Senior	A3	BBB+	BBB+
Sultanate of Oman	340.31	Senior	Baa1	BBB-	—
Koninklijke Ahold NV	335.30
Koninklijke Ahold NV	321.29	Senior	Baa2	BBB	BBB
Ahold USA Lease	14.01	Senior	Baa2	BBB	—
Nordea Bank AB	327.30
Nordea Bank AB	250.23	Tier I	Baa3	BBB	—
Nordea Bank Finland	77.07	Upper Tier II	Baa2	—	—
Petroleos Mexicanos (Pemex)	323.29
Pemex Proj FDG Master TR	291.26	Senior	Baa3	BBB+	BBB+
Pemex Finance Ltd.	32.03	Senior	Baa3	A	A+
AXA	313.28
AXA-UAP	262.23	Upper Tier II	A3	BBB	BBB
AXA	51.05	CC FNB	A3	BBB	BBB+
Deutsche Telekom AG	313.28
Deutsche Telekom AG	292.26	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	21.02	Senior	Baa1	BBB+	BBB+
CFE	311.28	Senior	Baa1	BBB+	BBB+
Subtotal	$50,617	45.90%
Total debt and perpetual securities	$110,261	100.00%
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

Geographical Exposure
The following table indicates the geographic exposure of our debt and perpetual investment portfolio.

	June 30, 2016		December 31, 2015
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$48,878	44.3%	$39,593	41.3%
United States and Canada (1)	34,167	31.0	31,622	33.0
United Kingdom	2,650	2.4	2,697	2.8
Germany	2,975	2.7	2,558	2.7
France	1,998	1.8	1,755	1.8
Peripheral Eurozone	2,926	2.6	2,762	2.9
Portugal	228.2		200.2
Italy	1,774	1.6	1,514	1.6
Ireland	130.1		364.4
Spain	794.7		684.7
Nordic Region	2,044	1.9	1,906	1.9
Sweden	794.7		682.7
Norway	584.5		512.5
Denmark	292.3		332.3
Finland	374.4		380.4
Other Europe	2,905	2.7	2,502	2.6
Netherlands	1,597	1.5	1,367	1.4
Switzerland	274.3		246.3
Czech Republic	486.4		415.4
Austria	135.1		115.1
Belgium	212.2		182.2
Poland	194.2		166.2
Luxembourg	7.0		11.0
Asia excluding Japan	3,826	3.5	3,325	3.5
Africa and Middle East	2,839	2.6	2,478	2.6
Latin America	2,430	2.2	2,172	2.3
Australia	2,122	1.9	2,135	2.2
All Others	501.4		437.4
Total debt and perpetual securities	$110,261	100.0%	$95,942	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits for both June 30, 2016 and December 31, 2015, of which
100% and 72% had principal and interest insurance as of June 30, 2016 and December 31, 2015, respectively.
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
European sovereign debt crisis
Beginning in 2008, many countries in Europe, and specifically Greece, Ireland, Italy, Portugal, and Spain, experienced a debt crisis. Collective action by multiple parties including the European Central Bank (ECB), International Monetary Fund (IMF), European Council, and individual member states' governments have helped stabilize the situation across

Europe. In exchange for this support, affected countries generally agreed to implement a series of measures to improve their fiscal situation in exchange for loans and other aid. Most countries continue to implement the prescribed austerity measures and have seen improvement in their economies, which in turn has seen their creditworthiness improve or stabilize.
Although recent economic indicators show improvement from the depths of the crisis across most of the Eurozone, overall economic activity remains subdued throughout the region. To support the return to sustainable economic growth, the ECB has launched a quantitative easing (QE) stimulus program. Throughout the crisis period, we took steps to improve the risk profile of our European holdings.
The recent referendum in the United Kingdom (UK) to leave the European Union (EU) has added a new level of uncertainty to Europe’s economic recovery. The ultimate outcome of the “Brexit” vote on UK and EU political and economic stability is uncertain but the near term result was a spike in market volatility. Although markets have since stabilized, many questions remain regarding the ultimate impact to the UK and other EU countries' economies, as well as potential policy action which may be taken by the UK government, the Bank of England, the EU, and the ECB.
Investments in Certain European Countries - monitoring and mitigating exposure
Our internal team of experienced credit professionals closely monitors the credit quality of our individual investment holdings. Our analysis includes factors beyond a baseline assessment of a company's assets, operations, financial statements, and credit metrics that may provide support for the instruments we own. Specifically, for our investments in Europe, this analysis includes items such as the importance of the issuer to a local market's economy, the likelihood of government support, our investment's position in the capital structure, and the value of the underlying assets.
Additionally, some of our European fixed-maturity investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of June 30, 2016, all of the issuers of our holdings from European issuers were current on their obligations to us, and we believe they have the ability to meet their obligations to us.
Although the situation has largely stabilized across Europe, we note the increased uncertainty as a result of the Brexit vote in the UK. We continue to monitor the entirety of the European situation closely including the heightened interrelationship between political, monetary, fiscal, and economic forces; the pace of underlying structural reforms; the possibility of continued contagion to additional sovereigns and other entities; further stress on the banking systems throughout the region; and the impact on the underlying economic fundamentals throughout the Eurozone.
Oil and Gas Exposure
As a result of the significant decline in oil prices, which began in the fourth quarter of 2014 and continued through most of 2015, there has been heightened attention to certain investments in the various energy sub-sectors related to the oil and gas industry. Our portfolio includes holdings diversified across multiple sub-sectors of the oil and gas industry, spread among multiple geographies. The following tables show the breakout of our exposure to the oil and gas industry.

	June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,331	$76	$61	$1,346
Integrated energy	640	58	35	663
Midstream	1,293	101	56	1,338
Oil field services	1,103	27	206	924
Refiners	471	14	11	474
Government owned - energy related	974	186	18	1,142
Natural gas utilities	374	79	1	452
Total fixed maturities	6,186	541	388	6,339
Equity securities:
Integrated energy	21	1	0	22
Midstream	8	2	0	10
Refiners	6	0	1	5
Total equity securities	35	3	1	37
Total securities available for sale	6,221	544	389	6,376
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	253	19	0	272
Government owned - energy related	292	8	0	300
Natural gas utilities	243	39	0	282
Total fixed maturities	788	66	0	854
Total securities held to maturity	788	66	0	854
Total securities available for sale and held to maturity	$7,009	$610	$389	$7,230

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,270	$73	$139	$1,204
Integrated energy	575	55	27	603
Midstream	1,246	76	144	1,178
Oil field services	1,155	27	228	954
Refiners	460	6	30	436
Government owned - energy related	887	182	25	1,044
Natural gas utilities	344	53	1	396
Total fixed maturities	5,937	472	594	5,815
Equity securities	3	0	0	3
Total securities available for sale	5,940	472	594	5,818
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	242	9	0	251
Government owned - energy related	249	5	0	254
Natural gas utilities	207	18	0	225
Total fixed maturities	698	32	0	730
Total securities held to maturity	698	32	0	730
Total securities available for sale and held to maturity	$6,638	$504	$594	$6,548

As of June 30, 2016, the weighted-average rating of our total fixed maturity energy exposure is BBB, and 88% of our exposure to the oil and gas industry is investment grade, compared to 93% at December 31, 2015. Absent a major change in the outlook for oil prices, we expect the increase in market volatility surrounding these issuers to continue. This could lead to additional negative ratings activity from the public rating agencies for energy credit issuers. We do not currently expect our investments in the energy sector to have a material impact on our results of operations.

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2016		December 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$80,243	$97,363	$68,528	$74,933
Perpetual securities	52	69	77	111
Equity securities	1,237	1,188	473	489
Total publicly issued	81,532	98,620	69,078	75,533
Privately issued securities: (1)
Fixed maturities	28,102	31,719	25,573	27,936
Perpetual securities	1,864	1,763	1,764	1,836
Equity securities	8	9	7	9
Total privately issued	29,974	33,491	27,344	29,781
Total investment securities	$111,506	$132,111	$96,422	$105,314
(1) Includes Rule 144A securities

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2016	December 31, 2015
Privately issued securities as a percentage of total investment securities	26.9%	28.4%
Privately issued securities held by Aflac Japan	$27,274	$24,602
Privately issued securities held by Aflac Japan as a percentage of total investment securities	24.5%	25.5%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2016	December 31, 2015
Privately issued reverse-dual currency securities	$6,371	$5,372
Publicly issued collateral structured as reverse-dual currency securities	1,527	1,303
Total reverse-dual currency securities	$7,898	$6,675
Reverse-dual currency securities as a percentage of total investment securities	7.1%	6.9%
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

Below-Investment-Grade Securities

	June 30, 2016				December 31, 2015
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$410	$409	$382	$(27)	$357	$357	$324	$(33)
Republic of Tunisia	360	217	278	61	307	185	243	58
Navient Corp	321	169	183	14	279	148	155	7
UPM-Kymmene	301	297	274	(23)	257	257	252	(5)
KLM Royal Dutch Airlines (1)	291	214	234	20	249	183	205	22
Barclays Bank PLC (1)	259	167	217	50	230	148	228	80
Deutsche Postbank AG	233	233	177	(56)	199	199	175	(24)
Telecom Italia SpA	194	194	236	42	166	166	214	48
Generalitat de Catalunya	175	64	139	75	149	55	126	71
Diamond Offshore Drilling Inc.	129	151	98	(53)	*	*	*	*
IKB Deutsche Industriebank AG	126	53	96	43	108	46	79	33
Noble Holdings International Ltd.	104	111	66	(45)	*	*	*	*
Alcoa, Inc.	100	91	93	2	100	77	81	4
Societe Generale (1)	97	71	90	19	83	61	73	12
Petrobras International Finance Company	91	96	79	(17)	91	88	64	(24)
Cenovus Energy Inc.	75	81	66	(15)	*	*	*	*
Teck Resources Ltd.	70	74	53	(21)	70	69	32	(37)
Transocean Inc.	68	74	45	(29)	68	71	38	(33)
Weatherford Bermuda	59	60	44	(16)	94	92	70	(22)
Eskom Holdings Limited	50	50	49	(1)	50	50	43	(7)
Votorantim Overseas Trading IV Ltd.	50	50	53	3	*	*	*	*
Commerzbank AG (includes Dresdner Bank)	*	*	*	*	332	213	321	108
DEPFA Bank PLC	0	0	0	0	166	166	166	0
Other Issuers (below $50 million in par value) (2)	306	306	271	(35)	333	306	277	(29)
Subtotal (3)	3,869	3,232	3,223	(9)	3,688	2,937	3,166	229
Senior secured bank loans (4)	1,834	1,994	1,817	(177)	1,400	1,327	1,362	35
High yield corporate bonds (5)	652	668	645	(23)	609	621	581	(40)
Grand Total	$6,355	$5,894	$5,685	$(209)	$5,697	$4,885	$5,109	$224
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Includes 15 issuers in 2016 and 2015
(3) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(4) Includes 195 issuers in 2016 and 201 in 2015; all issuers below $25 million in par value
(5) Includes 65 issuers in 2016 and 57 in 2015; all issuers below $25 million in par value

We invest in senior secured bank loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $2.1 billion at June 30, 2016, compared with $1.4 billion at December 31, 2015, on an amortized cost basis.

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

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 2.9% of total debt and perpetual securities at June 30, 2016, compared with 3.1% at December 31, 2015, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at June 30, 2016 and December 31, 2015 were generally reported as available for sale and carried at fair value.
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology as of June 30, 2016.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Commerzbank AG (includes Dresdner Bank)	$250	Investment Grade
Telecom Italia SpA	194	Below Investment Grade
Alberta Energy Company LTD.	172	Investment Grade
Vale SA	169	Investment Grade
Diamond Offshore Drilling Inc.	151	Below Investment Grade
Devon Energy Corp.	141	Investment Grade
Marathon Oil Corp.	138	Investment Grade
Energias de Portugal SA (EDP)	131	Investment Grade
Barclays Bank PLC (1)	120	Below Investment Grade
Time Warner Cable Inc.	118	Investment Grade
(1) Includes perpetual security

Split-rated securities, excluding the senior secured bank loan investments and high yield corporate bonds discussed above, totaled $2.4 billion and represented 2.2% of total debt and perpetual securities, at amortized cost, at June 30, 2016, compared with $1.3 billion and 1.3%, respectively, at December 31, 2015. The increase in split-rated securities is primarily related to negative ratings actions against many issuers operating in the energy sector (see the preceding Oil and Gas subsection of this MD&A for further discussion).

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in fixed maturities, perpetual securities, and equity securities by investment-grade status as of June 30, 2016.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$66,021	$76,433	57.9%	$11,114	$702
Below-investment-grade securities	5,894	5,685	4.3	358	567
Held-to-maturity fixed maturities:
Investment-grade securities	38,346	48,796	36.9	10,507	57
Equity securities	1,245	1,197	0.9	46	94
Total	$111,506	$132,111	100.0%	$22,025	$1,420

The following table presents an aging of fixed maturities, perpetual securities, and equity securities in an unrealized loss position as of June 30, 2016.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$9,759	$702	$1,894	$97	$726	$49	$7,139	$556
Below- investment-grade securities	4,134	567	2,241	196	60	4	1,833	367
Held-to-maturity fixed maturities:
Investment-grade securities	1,846	57	146	1	97	2	1,603	54
Equity securities	772	94	605	63	167	31	0	0
Total	$16,511	$1,420	$4,886	$357	$1,050	$86	$10,575	$977
The following table presents a distribution of unrealized losses on fixed maturities, perpetual securities, and equity securities by magnitude as of June 30, 2016.

Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$9,759	$702	$8,963	$500	$796	$202	$0	$0
Below- investment-grade securities	4,134	567	3,251	293	883	274	0	0
Held-to-maturity fixed maturities:
Investment-grade securities	1,846	57	1,846	57	0	0	0	0
Equity securities	772	94	605	53	167	41	0	0
Total	$16,511	$1,420	$14,665	$903	$1,846	$517	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2016.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
AXA (1)	BBB	$313	$253	$(60)
Deutsche Postbank AG	BB	233	177	(56)
Diamond Offshore Drilling Inc.	BB	151	98	(53)
Noble Holdings International Ltd.	B	111	66	(45)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	238	198	(40)
Transocean Inc.	B	74	45	(29)
Investcorp Capital Limited	BB	409	382	(27)
Koninklijke Ahold NV	BBB	335	311	(24)
UPM-Kymmene	BB	297	274	(23)
National Oilwell Varco Inc.	BBB	116	95	(21)
(1) Includes perpetual security

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. At times during the first six months of 2016, we saw market volatility at elevated levels, especially in the energy and commodity-related sectors.  As we believe these issuers have the ability to continue making timely payments of principal and interest, we view these changes in fair value to be temporary and do not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

Investment Valuation and Cash

We estimate the fair values of our securities on a monthly basis. We monitor the estimated fair values obtained from our custodian, pricing vendors and brokers for consistency from month to month, while considering current market conditions. We also periodically discuss with our custodian and pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, we will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, we may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuation and Classification Subcommittee (VCS). Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. We have performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

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

Cash and cash equivalents totaled $3.7 billion, or 2.9% of total investments and cash, as of June 30, 2016, compared with $4.4 billion, or 4.1%, at December 31, 2015. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2016	December 31, 2015	% Change
Aflac Japan	$6,391	$5,370	19.0%	(1)
Aflac U.S.	3,161	3,141	.6
Total	$9,552	$8,511	12.2%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.5% in yen during the six months ended June 30, 2016.

See Note 6 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our deferred policy acquisition costs.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2016	December 31, 2015	% Change
Aflac Japan	$93,763	$78,460	19.5%	(1)
Aflac U.S.	10,036	9,815	2.3
Other	78	43	81.4
Intercompany eliminations(2)	(811)	(687)	18.0
Total	$103,066	$87,631	17.6%
(1) Aflac Japan’s policy liabilities increased 2.0% in yen during the six months ended June 30, 2016.
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

Notes payable totaled $5.0 billion at June 30, 2016 and December 31, 2015.

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
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and six-month periods ended June 30, 2016 and 2015, respectively.
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
The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2016	December 31, 2015
Aflac Japan net assets	$19,160	$13,558
Aflac Japan unhedged dollar-denominated net assets	(9,400)	(8,111)
Consolidated yen-denominated net assets (liabilities)	$9,760	$5,447

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $1.8 billion as of June 30, 2016, compared with $1.2 billion as of December 31, 2015.

Cash Flow Hedges

We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of June 30, 2016, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.
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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2016	2015
Dividends declared or paid by Aflac	$626	$746
Management fees paid by Aflac	124	158
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

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a group of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of June 30, 2016, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of June 30, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of June 30, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2016. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015, for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2016	2015
Operating activities	$2,854	$3,103
Investing activities	(2,429)	(3,566)
Financing activities	(1,281)	(1,087)
Exchange effect on cash and cash equivalents	206	(5)
Net change in cash and cash equivalents	$(650)	$(1,555)
Operating Activities
The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2016	2015
Aflac Japan	$2,207	$2,417
Aflac U.S. and other operations	647	686
Total	$2,854	$3,103
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2016	2015
Aflac Japan	$(1,482)	$(3,336)
Aflac U.S. and other operations	(947)	(230)
Total	$(2,429)	$(3,566)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% and 2% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the six-month periods ended June 30, 2016 and 2015, respectively.

Financing Activities

Consolidated cash used by financing activities was $1.3 billion in the first six months of 2016, compared with consolidated cash used by financing activities of $1.1 billion for the same period of 2015.

Cash returned to shareholders through dividends and treasury stock purchases was $1.3 billion during the six-month period ended June 30, 2016, compared with $1.2 billion during the six-month period ended June 30, 2015.

We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2016.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2016	2015
Treasury stock purchases	$1,014	$848
Number of shares purchased:
Open market	16,026	13,534
Other	224	214
Total shares purchased	16,250	13,748

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2016	2015
Stock issued from treasury:
Cash financing	$19	$20
Noncash financing	34	34
Total stock issued from treasury	$53	$54
Number of shares issued	944	986

During the first six months of 2016, we repurchased 16.0 million shares of our common stock for $1.0 billion as part of our share repurchase program. As of June 30, 2016, a remaining balance of 32.3 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase $1.4 billion of our common stock in 2016, with the majority already purchased in the first half of the year.

Cash dividends paid to shareholders were $.41 per share in the second quarter of 2016, compared with $.39 per share in the second quarter of 2015. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2016	2015
Dividends paid in cash	$330	$328
Dividends through issuance of treasury shares	12	12
Total dividends to shareholders	$342	$340

In July 2016, the board of directors declared the third quarter cash dividend of $.41 per share, an increase of 5.1% compared with the same period in 2015. The dividend is payable on September 1, 2016, to shareholders of record at the close of business on August 24, 2016.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its laws and regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company's other insurance subsidiaries, Aflac New York and CAIC. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2016, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2016 in excess of $2.3 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in interest rates, we have two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our capital contingency plan.) We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. In the first quarter of 2015, Aflac Japan entered into a quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) As of June 30, 2016, Aflac Japan's SMR remains high and reflects a strong capital position.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2016	2015
Aflac Japan management fees paid to Parent Company	$31	$24
Expenses allocated to Aflac Japan (in dollars)	57	54
Aflac Japan profit remittances to Aflac U.S. (in dollars)	219	250
Aflac Japan profit remittances to Aflac U.S. (in yen)	25.0	30.0
We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 25.0 billion yen of profit repatriation received from Aflac Japan in February 2016, which reduced the amount of funds received by $14 million when the yen were exchanged into dollars. In July 2016, Aflac Japan remitted profits to Aflac U.S. of 66.9 billion yen, or $605 million. We had entered into foreign exchange forwards as part of a hedging strategy on 51.1 billion yen of the July 2016 repatriation, resulting in a $33 million reduction of funds received when the yen were exchanged into dollars. Provided that capital conditions remain stable, we believe our financial strength in Japan positions us to repatriate in the range of 120.0 billion yen to 150.0 billion yen to the U.S. for the full year 2016.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2016, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,492,400		$57.29	3,492,400	44,879,158
February 1 - February 29	3,584,566		58.20	3,435,930	41,443,228
March 1 - March 31	3,229,684		62.07	3,224,000	38,219,228
April 1 - April 30	2,028,224		66.15	2,026,445	36,192,783
May 1 - May 31	1,929,098		68.97	1,929,098	34,263,685
June 1 - June 30	1,925,149		69.36	1,918,479	32,345,206
Total	16,189,121	(2)	$62.38	16,026,352	32,345,206	(1)
(1)The total remaining shares available for purchase at June 30, 2016, consisted of 32,345,206 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2015.
(2)During the first six months of 2016, 162,769 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13 (File No. 001-07434).

10.14*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.14 (File No. 001-07434).

10.15*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.15 (File No. 001-07434).

10.16*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.16 (File No. 001-07434).

10.17*	-
U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17 (File No. 001-07434).

10.18*	-
Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18 (File No. 001-07434).

10.19*	-
Notice of time based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.20*	-
Notice of performance based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.20 (File No. 001-07434).

10.21*	-
U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21 (File No. 001-07434).

10.22*	-
Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22 (File No. 001-07434).

10.23*	-
U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23 (File No. 001-07434).

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
Japan Form of Restricted Stock Unit Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.26 (File No. 001-07434).

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

10.31*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
10.32*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 - incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
10.33*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 5, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 5, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 5, 2016, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 5, 2016	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

August 5, 2016	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer