Form 10-Q
period 2016-09-30
AFLAC INC
filed 2016-11-04
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 27, 2016
Common Stock, $.10 Par Value	408,102,088

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2016

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2016, and 2015, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2016, and the related consolidated statements of earnings, and comprehensive income (loss), for the three-month and nine-month periods ended September 30, 2016, and 2015, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Atlanta, Georgia
November 4, 2016

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2016	2015	2016	2015
Revenues:
Net premiums, principally supplemental health insurance	$5,022	$4,380	$14,447	$13,176
Net investment income	842	784	2,465	2,343
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(22)	(137)	(69)	(143)
Sales and redemptions	(17)	26	87	186
Derivative and other gains (losses)	(107)	(3)	(278)	(17)
Total realized investment gains (losses)	(146)	(114)	(260)	26
Other income (loss)	(2)	(10)	(48)	8
Total revenues	5,716	5,040	16,604	15,553
Benefits and expenses:
Benefits and claims, net	3,378	2,927	9,657	8,816
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	282	258	858	790
Insurance commissions	353	326	1,031	981
Insurance expenses	625	554	1,801	1,634
Interest expense	65	67	196	224
Other expenses	50	44	147	356	(1)
Total acquisition and operating expenses	1,375	1,249	4,033	3,985
Total benefits and expenses	4,753	4,176	13,690	12,801
Earnings before income taxes	963	864	2,914	2,752
Income taxes	334	297	1,006	949
Net earnings	$629	$567	$1,908	$1,803
Net earnings per share:
Basic	$1.54	$1.32	$4.62	$4.17
Diluted	1.53	1.32	4.59	4.14
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	408,519	428,735	413,023	432,540
Diluted	411,140	431,102	415,446	435,064
Cash dividends per share	$.41	$.39	$1.23	$1.17
(1) Includes expense of $230 for the make-whole payment associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2016	2015	2016	2015
Net earnings	$629	$567	$1,908	$1,803
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	195	186	1,783	25
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(527)	(401)	4,855	(2,266)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	33	138	(33)	20
Unrealized gains (losses) on derivatives during period	0	(1)	11	(3)
Pension liability adjustment during period	0	0	(6)	1
Total other comprehensive income (loss) before income taxes	(299)	(78)	6,610	(2,223)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(231)	(99)	1,871	(772)
Other comprehensive income (loss), net of income taxes	(68)	21	4,739	(1,451)
Total comprehensive income (loss)	$561	$588	$6,647	$352
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	September 30, 2016 (Unaudited)	December 31, 2015
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $66,059 in 2016 and $56,903 in 2015)	$75,033	$60,795
Fixed maturities - consolidated variable interest entities (amortized cost $4,870 in 2016 and $3,739 in 2015)	5,494	4,554
Perpetual securities (amortized cost $1,677 in 2016 and $1,586 in 2015)	1,775	1,719
Perpetual securities - consolidated variable interest entities (amortized cost $273 in 2016 and $255 in 2015)	219	228
Equity securities (cost $233 in 2016 and $117 in 2015)	264	135
Equity securities - consolidated variable interest entities (cost $1,036 in 2016 and $363 in 2015)	1,014	363
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $47,937 in 2016 and $37,520 in 2015)	38,772	33,459
Other investments	1,094	294
Cash and cash equivalents	5,270	4,350
Total investments and cash	128,935	105,897
Receivables	689	705
Accrued investment income	776	768
Deferred policy acquisition costs	9,759	8,511
Property and equipment, at cost less accumulated depreciation	476	427
Other (1)	3,466	1,948
Total assets	$144,101	$118,256
(1) Includes $168 in 2016 and $102 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2016 (Unaudited)	December 31, 2015
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$85,163	$69,687
Unpaid policy claims	4,346	3,802
Unearned premiums	8,401	7,857
Other policyholders’ funds	7,646	6,285
Total policy liabilities	105,556	87,631
Income taxes	6,247	4,340
Payables for return of cash collateral on loaned securities	1,053	941
Notes payable	5,765	4,971
Other (2)	2,695	2,665
Total liabilities	121,316	100,548
Commitments and contingent liabilities (Note 11)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2016 and 2015; issued 670,984 shares in 2016 and 669,723 shares in 2015	67	67
Additional paid-in capital	1,936	1,828
Retained earnings	25,404	24,007
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(594)	(2,196)
Unrealized gains (losses) on investment securities	6,120	2,986
Unrealized gains (losses) on derivatives	(19)	(26)
Pension liability adjustment	(143)	(139)
Treasury stock, at average cost	(9,986)	(8,819)
Total shareholders’ equity	22,785	17,708
Total liabilities and shareholders’ equity	$144,101	$118,256
(2) Includes $124 in 2016 and $293 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2016	2015
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,828	1,711
Exercise of stock options	38	41
Share-based compensation	41	27
Gain (loss) on treasury stock reissued	29	28
Balance, end of period	1,936	1,807
Retained earnings:
Balance, beginning of period	24,007	22,156
Net earnings	1,908	1,803
Dividends to shareholders	(511)	(508)
Balance, end of period	25,404	23,451
Accumulated other comprehensive income (loss):
Balance, beginning of period	625	1,979
Unrealized foreign currency translation gains (losses) during period, net of income taxes	1,602	8
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	3,134	(1,458)
Unrealized gains (losses) on derivatives during period, net of income taxes	7	(2)
Pension liability adjustment during period, net of income taxes	(4)	1
Balance, end of period	5,364	528
Treasury stock:
Balance, beginning of period	(8,819)	(7,566)
Purchases of treasury stock	(1,222)	(1,081)
Cost of shares issued	55	49
Balance, end of period	(9,986)	(8,598)
Total shareholders’ equity	$22,785	$17,255
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2016	2015
Cash flows from operating activities:
Net earnings	$1,908	$1,803
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	41	98
Increase in deferred policy acquisition costs	(186)	(152)
Increase in policy liabilities	2,329	2,696
Change in income tax liabilities	(365)	(43)
Realized investment (gains) losses	260	(26)
Other, net	133	394	(1)
Net cash provided (used) by operating activities	4,120	4,770
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	978	1,829
Fixed maturities matured or called	774	705
Perpetual securities matured or called	234	394
Equity securities sold	173	1
Securities held to maturity:
Fixed maturities matured or called	946	678
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(4,871)	(3,919)
Equity securities acquired	(868)	(67)
Other investments, net	(801)	(27)
Settlement of derivatives, net	1,203	(2,242)
Cash received (pledged or returned) as collateral, net	(350)	(1,404)
Other, net	(56)	(31)
Net cash provided (used) by investing activities	(2,638)	(4,083)
Cash flows from financing activities:
Purchases of treasury stock	(1,222)	(1,081)
Proceeds from borrowings	988	998
Principal payments under debt obligations	(232)	(1,272)
Dividends paid to shareholders	(492)	(489)
Change in investment-type contracts, net	117	213
Treasury stock reissued	37	28
Other, net	(31)	(223)	(1)
Net cash provided (used) by financing activities	(835)	(1,826)
Effect of exchange rate changes on cash and cash equivalents	273	1
Net change in cash and cash equivalents	920	(1,138)
Cash and cash equivalents, beginning of period	4,350	4,658
Cash and cash equivalents, end of period	$5,270	$3,520
Supplemental disclosures of cash flow information:
Income taxes paid	$1,594	$996
Interest paid	155	188
Noncash interest	41	36
Impairment losses included in realized investment losses	69	143
Noncash financing activities:
Capital lease obligations	2	2
Treasury stock issued for:
Associate stock bonus	24	26
Shareholder dividend reinvestment	19	19
Share-based compensation grants	4	4
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

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 74% and 70% of the Company's total revenues in the nine-month periods ended September 30, 2016, and 2015, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 84% at September 30, 2016, compared with 83% at December 31, 2015.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2016 and December 31, 2015, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2016, and 2015, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report to shareholders for the year ended December 31, 2015.

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

Accounting Pronouncements Pending Adoption

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued amendments that require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are evaluating the impact of adoption of this guidance on our financial position, results of operations and disclosures.

Consolidation - Interests Held through Related Parties That Are Under Common Control: In October 2016, the FASB issued amendments which clarify the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations or disclosures.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued amendments that provide guidance on eight specific statement of cash flows classification issues. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations, or statements of cash flows.

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

The amendment requires prospective recognition of excess tax benefits and deficiencies in the income statement, rather than in paid-in capital. As a result of applying this requirement, we estimate recognition of excess tax benefits to be in a range of $2 million to $11 million in income tax expense for the year ending December 31, 2017 (estimates will vary from actual based on changes in actual share price).

The amendment also requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance requires modified retrospective transition for settlements on all outstanding awards (both historical and future) that did not give rise to an excess benefit to be recorded through retained earnings on a cumulative-effect basis. We estimate that the adoption of these amendments in the guidance will not have a significant impact on our financial position or results of operations.

Additionally, the amendment requires that the minimum statutory tax withholding for all outstanding liability awards be reclassified at the date of adoption to equity (assuming equity classification results from the guidance change), and record a cumulative-effect adjustment to equity on a modified retrospective basis. We are currently evaluating this requirement for impact on our financial position or results of operations.

The guidance requires certain reclassifications of balances on the statement of cash flows to or from operating and financing activities. The reclassification guidance will not have a significant impact on our statement of cash flows.

The amendment allows an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. We estimate that the election and adoption of this amendment in the guidance will not have a significant impact on our financial position or results of operations.

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

Leases: In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset, will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of this guidance on our financial position, results of operations or disclosures.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015		2016	2015
Revenues:
Aflac Japan:
Net earned premiums	$3,596	$2,980		$10,177	$9,036
Net investment income	661	606		1,925	1,824
Other income	11	8		29	23
Total Aflac Japan	4,268	3,594		12,131	10,883
Aflac U.S.:
Net earned premiums	1,365	1,345		4,093	4,016
Net investment income	176	173		526	507
Other income	1	2		5	6
Total Aflac U.S.	1,542	1,520		4,624	4,529
Other business segments	70	67		206	159
Total business segment revenues	5,880	5,181		16,961	15,571
Realized investment gains (losses) (1)	(166)	(136)		(324)	(36)
Corporate	72	73		209	242
Intercompany eliminations	(52)	(51)		(145)	(185)
Other non-operating income (loss)	(18)	(27)	(2)	(97)	(39)	(2)
Total revenues	$5,716	$5,040		$16,604	$15,553
(1) Excluding a gain of $20 and $22 for the three-month periods and $64 and $62 for the nine-month periods ended September 30, 2016, and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $14 for the three- and nine-month periods ended September 30, 2015, related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in realized investment gains (losses).

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2016	2015		2016	2015
Pretax earnings:
Aflac Japan	$882	$789		$2,559	$2,365
Aflac U.S.	323	286		946	864
Other business segments	4	5		12	10
Total business segment pretax operating earnings	1,209	1,080		3,517	3,239
Interest expense, noninsurance operations	(31)	(30)		(90)	(117)
Corporate and eliminations	(31)	(23)		(91)	(64)
Pretax operating earnings	1,147	1,027		3,336	3,058
Realized investment gains (losses) (1)	(166)	(136)		(324)	(36)
Other non-operating income (loss)	(18)	(27)	(2)	(98)	(270)	(2),(3)
Total earnings before income taxes	$963	$864		$2,914	$2,752
Income taxes applicable to pretax operating earnings	$399	$355		$1,154	$1,057
Effect of foreign currency translation on after-tax operating earnings	61	(58)		110	(175)
(1) Excluding a gain of $20 and $22 for the three-month periods and $64 and $62 for the nine-month periods ended September 30, 2016, and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $14 for the three- and nine-month periods ended September 30, 2015, related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in realized investment gains (losses).
(3) Includes a cash outflow of $230 for the make-whole payment associated with the early extinguishment of debt

Assets were as follows:

(In millions)	September 30, 2016	December 31, 2015
Assets:
Aflac Japan	$121,677	$97,646
Aflac U.S.	20,126	18,537
Other business segments	270	188
Total business segment assets	142,073	116,371
Corporate	29,617	23,375
Intercompany eliminations	(27,589)	(21,490)
Total assets	$144,101	$118,256
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,563	$4,700	$23	$27,240
Municipalities	223	44	2	265
Mortgage- and asset-backed securities	969	45	3	1,011
Public utilities	1,667	371	0	2,038
Sovereign and supranational	943	205	0	1,148
Banks/financial institutions	2,752	411	99	3,064
Other corporate	4,072	686	43	4,715
Total yen-denominated	33,189	6,462	170	39,481
Dollar-denominated:
U.S. government and agencies	150	16	0	166
Municipalities	929	162	3	1,088
Mortgage- and asset-backed securities	202	15	0	217
Public utilities	5,721	804	54	6,471
Sovereign and supranational	355	95	0	450
Banks/financial institutions	2,754	537	11	3,280
Other corporate	27,629	2,424	679	29,374
Total dollar-denominated	37,740	4,053	747	41,046
Total fixed maturities	70,929	10,515	917	80,527
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,679	138	126	1,691
Other corporate	218	8	0	226
Dollar-denominated:
Banks/financial institutions	53	24	0	77
Total perpetual securities	1,950	170	126	1,994
Equity securities:
Yen-denominated	724	32	42	714
Dollar-denominated	545	28	9	564
Total equity securities	1,269	60	51	1,278
Total securities available for sale	$74,148	$10,745	$1,094	$83,799

	September 30, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$23,852	$7,241	$0	$31,093
Municipalities	404	145	0	549
Mortgage- and asset-backed securities	37	2	0	39
Public utilities	3,687	525	14	4,198
Sovereign and supranational	2,998	402	6	3,394
Banks/financial institutions	4,544	271	25	4,790
Other corporate	3,250	634	10	3,874
Total yen-denominated	38,772	9,220	55	47,937
Total securities held to maturity	$38,772	$9,220	$55	$47,937

	December 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,293	$1,862	$0	$19,155
Municipalities	128	9	0	137
Mortgage- and asset-backed securities	322	33	0	355
Public utilities	1,400	210	10	1,600
Sovereign and supranational	791	180	0	971
Banks/financial institutions	2,321	325	105	2,541
Other corporate	3,337	448	33	3,752
Total yen-denominated	25,592	3,067	148	28,511
Dollar-denominated:
U.S. government and agencies	110	11	0	121
Municipalities	926	151	6	1,071
Mortgage- and asset-backed securities	200	27	0	227
Public utilities	5,464	636	221	5,879
Sovereign and supranational	331	105	0	436
Banks/financial institutions	2,865	634	21	3,478
Other corporate	25,154	1,774	1,302	25,626
Total dollar-denominated	35,050	3,338	1,550	36,838
Total fixed maturities	60,642	6,405	1,698	65,349
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,581	143	93	1,631
Other corporate	183	22	0	205
Dollar-denominated:
Banks/financial institutions	77	35	1	111
Total perpetual securities	1,841	200	94	1,947
Equity securities:
Yen-denominated	472	19	4	487
Dollar-denominated	8	3	0	11
Total equity securities	480	22	4	498
Total securities available for sale	$62,963	$6,627	$1,796	$67,794

	December 31, 2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,004	$3,387	$0	$23,391
Municipalities	341	74	0	415
Mortgage- and asset-backed securities	36	2	0	38
Public utilities	3,092	205	94	3,203
Sovereign and supranational	2,555	182	26	2,711
Banks/financial institutions	4,431	168	53	4,546
Other corporate	3,000	260	44	3,216
Total yen-denominated	33,459	4,278	217	37,520
Total securities held to maturity	$33,459	$4,278	$217	$37,520

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

Beginning in 2015 and continuing into the first nine months of 2016, we increased our investment in yen-denominated publicly traded equity securities. During the first nine months of 2016, we also increased our investment in U.S. dollar-denominated publicly traded equity securities. These securities are classified as available for sale and carried on our balance sheet at fair value.

During the first nine months of 2016 and 2015, respectively, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at September 30, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$393	$403	$88	$91
Due after one year through five years	3,808	3,882	686	754
Due after five years through 10 years	12,340	12,616	2,644	2,900
Due after 10 years	40,610	47,945	8,700	10,191
Mortgage- and asset-backed securities	1,025	1,076	34	40
Total fixed maturities available for sale	$58,176	$65,922	$12,152	$13,976
Held to maturity:
Due after one year through five years	$2,314	$2,454	$0	$0
Due after five years through 10 years	1,825	2,030	0	0
Due after 10 years	34,596	43,414	0	0
Mortgage- and asset-backed securities	37	39	0	0
Total fixed maturities held to maturity	$38,772	$47,937	$0	$0
At September 30, 2016, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $601 million at amortized cost and $629 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at September 30, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$154	$117	$0	$0
Due after one year through five years	384	409	0	0
Due after 10 years	1,373	1,411	39	57
Total perpetual securities available for sale	$1,911	$1,937	$39	$57

Investment Concentrations

Our process for investing in credit-related investments begins with an independent approach to underwriting each issuer's fundamental credit quality. We evaluate independently those factors which we believe could influence an issuer's ability to make payments under the contractual terms of our instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). We further evaluate the investment considering broad business and portfolio management objectives, including asset/liability needs, portfolio diversification, and expected income.

Investment exposures that individually exceeded 10% of shareholders' equity as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$45,808	$57,547	A	$36,859	$42,025
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2016		2015		2016		2015
Realized investment gains (losses):
Fixed maturities:
Available for sale:
Gross gains from sales	$2		$20	(1)	$10		$124
Gross losses from sales	(20)	(1)	(6)		(36)	(1)	(6)
Net gains (losses) from redemptions	(4)	(1)	12	(1)	74	(1)	38
Other-than-temporary impairment losses	(1)	(1)	(136)		(22)	(1)	(142)
Total fixed maturities	(23)		(110)		26		14
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	0		0		40		30
Other-than-temporary impairment losses	0		0		(2)		0
Total perpetual securities	0		0		38		30
Equity securities:
Gross gains from sales	5		0		10		0
Gross losses from sales	0		0		(11)		0
Other-than-temporary impairment losses	(21)		(1)		(45)		(1)
Total equity securities	(16)		(1)		(46)		(1)
Derivatives and other:
Derivative gains (losses)	(107)		(3)		(278)		(17)
Total derivatives and other	(107)		(3)		(278)		(17)
Total realized investment gains (losses)	$(146)		$(114)		$(260)		$26
(1) Primarily driven by foreign exchange

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

Our investments in perpetual securities that are rated below investment grade and equity securities are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security’s decline in fair value coupled with the length of time the fair value of the security has been below cost or amortized cost and the financial condition and near-term prospects of the issuer. For equity securities, we also verify our intent to hold the securities until they recover in value. The fair value of our investments in equity securities may decline for various reasons, such as general market conditions, which reflect prospects for the economy as a whole, foreign exchange rates or due to specific information pertaining to an industry or an individual company. For those equity securities evaluated for impairment under the equity impairment model that are in an unrealized loss position, if we believe the security will not recover in price within an acceptable period of time, or we do not have the intent to hold until recovery, we will record an other-than-temporary impairment of the investment and reduce the cost of the investment to its fair value on that date.

The following table details our pretax other-than-temporary impairment losses by investment category that resulted from our impairment evaluation process.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Perpetual securities	$0	$0	$2	$0
Corporate bonds	1	5	22	7
Bank/financial institution bonds	0	131	0	135
Equity securities	21	1	45	1
Total other-than-temporary impairment losses realized (1)	$22	$137	$69	$143
(1) Includes $22 and $6 for the three-month periods and $69 and $12 for the nine-month periods ended September 30, 2016 and 2015, respectively, from change in intent to sell securities or change in intent to hold securities until recovery; and $131 for the three- and nine-month periods ended September 30, 2015, for credit-related impairments

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2016	December 31, 2015
Unrealized gains (losses) on securities available for sale	$9,651	$4,831
Deferred income taxes	(3,531)	(1,845)
Shareholders’ equity, unrealized gains (losses) on investment securities	$6,120	$2,986
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$689	$23	$689	$23	$0	$0
Municipalities:
Dollar-denominated	50	3	0	0	50	3
Yen-denominated	62	2	62	2	0	0
Mortgage- and asset- backed securities:
Yen-denominated	413	3	413	3	0	0
Public utilities:
Dollar-denominated	1,199	54	448	13	751	41
Yen-denominated	648	14	313	3	335	11
Sovereign and supranational:
Yen-denominated	242	6	0	0	242	6
Banks/financial institutions:
Dollar-denominated	150	11	85	4	65	7
Yen-denominated	1,415	124	324	4	1,091	120
Other corporate:
Dollar-denominated	7,752	679	4,058	236	3,694	443
Yen-denominated	897	53	364	13	533	40
Total fixed maturities	13,517	972	6,756	301	6,761	671
Perpetual securities:
Yen-denominated	630	126	97	1	533	125
Total perpetual securities	630	126	97	1	533	125
Equity securities:
Dollar-denominated	183	9	183	9	0	0
Yen-denominated	382	42	382	42	0	0
Total equity securities	565	51	565	51	0	0
Total	$14,712	$1,149	$7,418	$353	$7,294	$796

	December 31, 2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$80	$6	$80	$6	$0	$0
Public utilities:
Dollar-denominated	2,127	221	1,689	132	438	89
Yen-denominated	1,487	104	1,062	73	425	31
Sovereign and supranational:
Yen-denominated	580	26	385	13	195	13
Banks/financial institutions:
Dollar-denominated	366	21	348	11	18	10
Yen-denominated	2,350	158	1,147	14	1,203	144
Other corporate:
Dollar-denominated	13,430	1,302	11,068	770	2,362	532
Yen-denominated	1,151	77	343	5	808	72
Total fixed maturities	21,571	1,915	16,122	1,024	5,449	891
Perpetual securities:
Dollar-denominated	6	1	0	0	6	1
Yen-denominated	645	93	216	12	429	81
Total perpetual securities	651	94	216	12	435	82
Equity securities:
Yen-denominated	191	4	191	4	0	0
Total equity securities	191	4	191	4	0	0
Total	$22,413	$2,013	$16,529	$1,040	$5,884	$973

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

The following table provides more information on our unrealized loss position on fixed maturities, perpetual securities and equity securities.

	September 30, 2016			December 31, 2015
(In millions)	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade	Investments in an Unrealized Loss Position	Gross Unrealized Losses	Gross Unrealized Losses that are Investment Grade
Fixed Maturities:
Japan government and agencies	4%	2%	100%	0%	0%	0%
Municipalities	1	1	100	0	0	0
Mortgage- and asset- backed securities	3	0	100	0	0	0
Public utilities	12	6	88	16	16	93
Sovereign and supranational	2	1	100	3	1	100
Banks/financial institutions	11	12	38	12	9	59
Other corporate	59	63	47	66	69	86
Total fixed maturities	92	85		97	95
Perpetual securities	4	11	100	3	5	100
Equity securities	4	4		0	0
Total	100%	100%		100%	100%

The decrease in the percentage of gross unrealized losses that are investment grade for the banks and financial institutions sector for the period ending September 30, 2016 was due to the redemption of an investment-grade security that contributed to a large portion of investment-grade unrealized losses at December 31, 2015. The decrease in the percentage of gross unrealized losses that are investment grade for the other corporate sector for the period ending September 30, 2016 was due to the increase in unrealized losses of dollar-denominated below-investment-grade securities mainly attributable to the strengthening of the yen/dollar exchange rate. The increase in the percentage of investments in an unrealized loss position for the Japan government and agencies and mortgage- and asset-backed securities is attributable to the increase in Japan interest rates in the third quarter of 2016.

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

We also utilize unit trust structures in our Aflac Japan segment to invest in various asset classes. As the sole investor of these VIEs, we are required to consolidate these entities under U.S. GAAP.

Our risk of loss related to our interests in any of our VIEs is limited to the carrying value of the related investments held in the VIE.

VIEs - Consolidated

The following table presents the cost or amortized cost, fair value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.
Investments in Consolidated Variable Interest Entities

	September 30, 2016		December 31, 2015
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,870	$5,494	$3,739	$4,554
Perpetual securities, available for sale	273	219	255	228
Equity securities	1,036	1,014	363	363
Other investments	489	494	0	0
Other assets	168	168	102	102
Total assets of consolidated VIEs	$6,836	$7,389	$4,459	$5,247
Liabilities:
Other liabilities	$124	$124	$293	$293
Total liabilities of consolidated VIEs	$124	$124	$293	$293

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

Investments in Unit Trust Structures

We invest through unit trust structures in yen-denominated public equity securities, U.S. dollar-denominated public equity securities, bank loans, commercial mortgage loans, and middle market loans in which we are the only investor, requiring us to consolidate these trusts under U.S. GAAP. The yen-denominated and dollar-denominated equity securities are classified as available-for-sale in the financial statements. As of September 30, 2016, the amortized cost and fair value of these equity securities was $1.0 billion, compared with amortized cost and fair value of $363 million as of December 31, 2015. The bank loans are classified as available-for-sale fixed-maturity securities in the financial statements. As of September 30, 2016, the amortized cost and fair value of our bank loan investments was $2.1 billion and $1.9 billion, respectively, compared with an amortized cost and fair value of $1.4 billion as of December 31, 2015. The commercial mortgage loans, all of which were purchased in the first nine months of 2016, are classified as held for investment and reflected in other investments on the consolidated balance sheets. As of September 30, 2016, the amortized cost of these loans, net of loan loss reserves, was $481 million. The middle market loans, which were purchased during the third quarter of 2016, are classified as held for investment and reflected in other investments on the consolidated balance sheets. As of September 30, 2016, the amortized cost of these loans, net of loan loss reserves, was $8 million.

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	September 30, 2016		December 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$5,241	$5,814	$4,731	$5,093
Perpetual securities, available for sale	297	312	249	253
Fixed maturities, held to maturity	2,953	3,489	2,477	2,636
Total investments in VIEs not consolidated	$8,491	$9,615	$7,457	$7,982
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to consolidations.

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have the obligation to absorb losses of the entity or the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 146 separate issuers with an average credit rating of BBB.

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

Middle Market Loans

As of September 30, 2016, and December 31, 2015, our investment in middle market loan receivables, net of loan loss reserves and inclusive of those loans held in unit trust structures as discussed above, was $240 million and $118 million, respectively, which included an unfunded amount of $23 million and $53 million, respectively, that was reflected in other liabilities on the consolidated balance sheets. As of September 30, 2016 and December 31, 2015, we had no loans that were past due in regards to principal and/or interest payments. Additionally, we held no loans that were on nonaccrual status or considered impaired as of September 30, 2016 and December 31, 2015. Our middle market loan allowance for losses was immaterial as of September 30, 2016 and December 31, 2015. We had no troubled debt restructurings during the nine months ended September 30, 2016 and 2015.

As of September 30, 2016, we had commitments of $409 million to fund potential future loan originations related to this investment program, inclusive of loans held in unit trust structures. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

Commercial Mortgage Loans

In 2016, we began funding investments in commercial mortgage loans. As of September 30, 2016, the amortized cost of these investments, net of loan loss reserves and inclusive of those loans held in unit trust structures as discussed above, was $555 million. We had no loans that were past due in regards to principal and/or interest payments, and we held no loans that were on nonaccrual status or considered impaired as of September 30, 2016. Our commercial mortgage loan allowance for losses was immaterial as of September 30, 2016. We had no troubled debt restructurings during the nine months ended September 30, 2016.

As of September 30, 2016, we had $185 million in outstanding commitments to fund commercial mortgage loans, inclusive of loans held in unit trust structures. These commitments are contingent on the final underwriting and due diligence to be performed.

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

Details of our securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
September 30, 2016
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$0	$598	$598
Public utilities	93	0	93
Banks/financial institutions	29	0	29
Other corporate	333	0	333
Total borrowings	$455	$598	$1,053
Gross amount of recognized liabilities for securities lending transactions			$1,053
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2016 and December 31, 2015, respectively.

Certain fixed-maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

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

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments, including investment-grade and high yield corporate bonds, bank loans, public equity securities, and commercial mortgage loans. The maturities of these forwards and options are typically two years or less. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with dollar-denominated investments supporting yen-denominated liabilities.

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

Periodically, we may enter into other derivative transactions depending on general economic conditions.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. As of September 30, 2016, there were 18 counterparties to our derivative agreements, with five comprising 61% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	September 30, 2016			December 31, 2015
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$4,193	$123	$(110)	$2,187	$166	$(35)
A	33,946	1,482	(425)	19,940	510	(336)
BBB	1,099	57	(66)	0	0	0
Total	$39,238	$1,662	$(601)	$22,127	$676	$(371)

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

The fair value of the collateral posted by us to third parties for derivative transactions was $259 million at September 30, 2016, which consisted entirely of cash, compared with $20 million at December 31, 2015, which consisted of $17 million of pledged securities and $3 million of cash. This collateral can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $227 million and $26 million as of September 30, 2016 and December 31, 2015, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2016, we estimate that we would not be required to post any additional collateral to these derivative counterparties. Collateral obtained by us from third parties for derivative transactions was $1.3 billion and $412 million at September 30, 2016 and December 31, 2015, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights.

Accounting for Derivative Financial Instruments
Freestanding derivatives are carried at estimated fair value in our consolidated balance sheets either as other assets or as other liabilities. See Note 5 for a discussion on how we determine the fair value of our derivatives. Accruals on derivatives are typically recorded in accrued investment income or within other liabilities in the consolidated balance sheets.
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

Derivative Balance Sheet Classification
The tables below summarize the balance sheet classification of our derivative fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of exposure or credit risk.

	September 30, 2016
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(1)	$1	$(2)
Total cash flow hedges	75	(1)	1	(2)
Fair value hedges:
Foreign currency forwards	15,579	586	627	(41)
Foreign currency options	2,115	2	4	(2)
Total fair value hedges	17,694	588	631	(43)
Net investment hedge:
Foreign currency forwards	292	(37)	0	(37)
Foreign currency options	826	(48)	6	(54)
Total net investment hedge	1,118	(85)	6	(91)
Non-qualifying strategies:
Foreign currency swaps	6,687	25	459	(434)
Foreign currency forwards	13,565	531	562	(31)
Credit default swaps	99	3	3	0
Total non-qualifying strategies	20,351	559	1,024	(465)
Total derivatives	$39,238	$1,061	$1,662	$(601)
Balance Sheet Location
Other assets	$25,019	$1,662	$1,662	$0
Other liabilities	14,219	(601)	0	(601)
Total derivatives	$39,238	$1,061	$1,662	$(601)

	December 31, 2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	13,080	45	88	(43)
Foreign currency options	1,250	0	0	0
Total fair value hedges	14,330	45	88	(43)
Net investment hedge:
Foreign currency forwards	763	13	19	(6)
Foreign currency options	266	(3)	5	(8)
Total net investment hedge	1,029	10	24	(14)
Non-qualifying strategies:
Foreign currency swaps	6,599	264	563	(299)
Foreign currency forwards	11	0	0	0
Credit default swaps	83	1	1	0
Total non-qualifying strategies	6,693	265	564	(299)
Total derivatives	$22,127	$305	$676	$(371)
Balance Sheet Location
Other assets	$11,413	$676	$676	$0
Other liabilities	10,714	(371)	0	(371)
Total derivatives	$22,127	$305	$676	$(371)

Cash Flow Hedges
Certain of our consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately 9 years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting have been designated as held for other investment purposes (“non-qualifying strategies”).
Fair Value Hedges
We designate and account for certain foreign currency forwards and options as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards and options hedge the foreign currency exposure of certain U.S. dollar-denominated investments, including investment-grade and high yield corporate bonds, bank loans and public equity securities within the investment portfolio of our Aflac Japan segment. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness. The change in fair value of the foreign currency option related to the time value of the option is excluded from the assessment of hedge effectiveness.
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended September 30, 2016:
Foreign currency forwards	Fixed-maturity securities and equity securities	$90	$(186)	$276	$(288)	$(12)
Foreign currency options	Fixed-maturity securities	(4)	(4)	0	0	0
Nine Months Ended September 30, 2016:
Foreign currency forwards	Fixed-maturity securities and equity securities	$2,103	$(278)	$2,381	$(2,406)	$(25)
Foreign currency options	Fixed-maturity securities	2	2	0	0	0
Three Months Ended September 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$247	$(28)	$275	$(267)	$8
Foreign currency options	Fixed-maturity securities	(1)	(1)	0	0	0
Nine Months Ended September 30, 2015:
Foreign currency forwards	Fixed-maturity securities	$17	$(60)	$77	$(62)	$15
Foreign currency options	Fixed-maturity securities	(4)	3	(7)	7	0
Interest rate swaptions	Fixed-maturity securities	(95)	19	(114)	99	(15)

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

We used foreign exchange forwards and options to hedge foreign exchange risk on 25.0 billion yen, 51.1 billion yen and 14.7 billion yen of profit repatriation received from Aflac Japan in February 2016, July 2016 and September 2016, respectively. As of September 30, 2016, we had entered into foreign exchange forwards and options as part of a hedge on 113.0 billion yen of future profit repatriation.

Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2016 and 2015, respectively.
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
In the third quarter of 2016, we began using foreign exchange forwards to mitigate the currency risk of our U.S. dollar-denominated commercial loan portfolio held within the Aflac Japan segment. As of September 30, 2016, the outstanding derivative notional amounts associated with these U.S. dollar-denominated commercial mortgage loans was approximately $348 million. We have not elected to apply hedge accounting for these commercial mortgage loans. The change in fair value of the foreign exchange forwards and the foreign currency remeasurement of the commercial mortgage loans are each recorded through current period earnings, and generally offset each other.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$0	$0	$(1)	$1	$11	$0	$(3)
Total cash flow hedges	0	0	0	(1)	1	11	0	(3)
Fair value hedges:
Foreign currency forwards(2)	(198)	0	(20)	0	(303)	0	(45)	0
Foreign currency options(2)	(4)	0	(1)	0	2	0	3	0
Interest rate swaptions(2)	0	0	0	0	0	0	4	0
Total fair value hedges	(202)	0	(21)	0	(301)	0	(38)	0
Net investment hedge:
Non- derivative hedging instruments	0	(2)	0	(4)	0	(39)	0	1
Foreign currency forwards	0	(28)	0	(35)	0	(161)	0	(1)
Foreign currency options	0	31	0	(3)	0	0	0	(3)
Total net investment hedge	0	1	0	(42)	0	(200)	0	(3)
Non-qualifying strategies:
Foreign currency swaps	(51)	0	2	0	(145)	0	0	0
Foreign currency forwards	144	0	17	0	165	0	16	0
Credit default swaps	2	0	(1)	0	2	0	0	0
Interest rate swaps	0	0	0	0	0	0	5	0
Total non- qualifying strategies	95	0	18	0	22	0	21	0
Total	$(107)	$1	$(3)	$(43)	$(278)	$(189)	$(17)	$(6)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

We reclassified a de minimus amount and a $1 million gain from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges for the three- and nine-month periods ended September 30, 2016, and a de minimus amount for the three- and nine-month periods ended September 30, 2015, respectively. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three- and nine-month periods ended September 30, 2016 and 2015, respectively. As of September 30, 2016, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$460	$0	$460	$0	$(142)		$318
Foreign currency forwards	1,189	0	1,189	0	(1,134)		55
Foreign currency options	10	0	10	0	(1)		9
Credit default swaps	3	0	3	0	0		3
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	1,662	0	1,662	0	(1,277)	(1)	385
Securities lending and similar arrangements	1,029	0	1,029	0	(1,029)		0
Total	$2,691	$0	$2,691	$0	$(2,306)		$385
(1) Consists of $1,047 of pledged securities and $230 of cash.

December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Received		Net Amount
Derivative assets:
Foreign currency swaps	$563	$0	$563	$0	$(313)		$250
Foreign currency forwards	107	0	107	0	(96)		11
Foreign currency options	5	0	5	0	(3)		2
Credit default swaps	1	0	1	0	0		1
Total derivative assets, subject to a master netting arrangement or offsetting arrangement	676	0	676	0	(412)	(1)	264
Securities lending and similar arrangements	921	0	921	0	(921)		0
Total	$1,597	$0	$1,597	$0	$(1,333)		$264
(1) Consists of $86 of pledged securities and $326 of cash.

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(436)	$0	$(436)	$0	$168		$(268)
Foreign currency forwards	(109)	0	(109)	0	37		(72)
Foreign currency options	(56)	0	(56)	0	54		(2)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(601)	0	(601)	0	259	(1)	(342)
Securities lending and similar arrangements	(1,053)	0	(1,053)	1,029	0		(24)
Total	$(1,654)	$0	$(1,654)	$1,029	$259		$(366)
(1) Consists entirely of cash.

December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Carrying Value of Financial Instruments	Collateral Pledged		Net Amount
Derivative liabilities:
Foreign currency swaps	$(314)	$0	$(314)	$0	$1		$(313)
Foreign currency forwards	(49)	0	(49)	0	18		(31)
Foreign currency options	(8)	0	(8)	0	1		(7)
Total derivative liabilities, subject to a master netting arrangement or offsetting arrangement	(371)	0	(371)	0	20	(1)	(351)
Securities lending and similar arrangements	(941)	0	(941)	921	0		(20)
Total	$(1,312)	$0	$(1,312)	$921	$20		$(371)
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

	September 30, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$26,537	$869	$0	$27,406
Municipalities	0	1,353	0	1,353
Mortgage- and asset-backed securities	0	988	240	1,228
Public utilities	0	8,509	0	8,509
Sovereign and supranational	0	1,598	0	1,598
Banks/financial institutions	0	6,318	26	6,344
Other corporate	0	34,089	0	34,089
Total fixed maturities	26,537	53,724	266	80,527
Perpetual securities:
Banks/financial institutions	0	1,768	0	1,768
Other corporate	0	226	0	226
Total perpetual securities	0	1,994	0	1,994
Equity securities	1,269	6	3	1,278
Other assets:
Foreign currency swaps	0	295	165	460
Foreign currency forwards	0	1,189	0	1,189
Foreign currency options	0	10	0	10
Credit default swaps	0	0	3	3
Total other assets	0	1,494	168	1,662
Other investments	299	0	0	299
Cash and cash equivalents	5,270	0	0	5,270
Total assets	$33,375	$57,218	$437	$91,030
Liabilities:
Foreign currency swaps	$0	$312	$124	$436
Foreign currency forwards	0	109	0	109
Foreign currency options	0	56	0	56
Total liabilities	$0	$477	$124	$601

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,669	$607	$0	$19,276
Municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities	0	362	220	582
Public utilities	0	7,479	0	7,479
Sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions	0	5,993	26	6,019
Other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions	0	1,742	0	1,742
Other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities	489	6	3	498
Other assets:
Foreign currency swaps	0	462	101	563
Foreign currency forwards	0	107	0	107
Foreign currency options	0	5	0	5
Credit default swaps	0	0	1	1
Total other assets	0	574	102	676
Other investments	176	0	0	176
Cash and cash equivalents	4,350	0	0	4,350
Total assets	$23,684	$48,961	$351	$72,996
Liabilities:
Foreign currency swaps	$0	$21	$293	$314
Foreign currency forwards	0	49	0	49
Foreign currency options	0	8	0	8
Total liabilities	$0	$78	$293	$371

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$23,852	$31,093	$0	$0	$31,093
Municipalities	404	0	549	0	549
Mortgage and asset-backed securities	37	0	12	27	39
Public utilities	3,687	0	4,198	0	4,198
Sovereign and supranational	2,998	0	3,394	0	3,394
Banks/financial institutions	4,544	0	4,790	0	4,790
Other corporate	3,250	0	3,874	0	3,874
Other investments	795	0	0	801	801
Total assets	$39,567	$31,093	$16,817	$828	$48,738
Liabilities:
Other policyholders’ funds	$7,646	$0	$0	$7,377	$7,377
Notes payable (excluding capital leases)	5,743	0	0	5,994	5,994
Total liabilities	$13,389	$0	$0	$13,371	$13,371

	December 31, 2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,004	$23,391	$0	$0	$23,391
Municipalities	341	0	415	0	415
Mortgage and asset-backed securities	36	0	12	26	38
Public utilities	3,092	0	3,203	0	3,203
Sovereign and supranational	2,555	0	2,711	0	2,711
Banks/financial institutions	4,431	0	4,546	0	4,546
Other corporate	3,000	0	3,216	0	3,216
Other investments	118	0	0	118	118
Total assets	$33,577	$23,391	$14,103	$144	$37,638
Liabilities:
Other policyholders’ funds	$6,285	$0	$0	$6,160	$6,160
Notes payable (excluding capital leases)	4,991	0	0	5,285	5,285
Total liabilities	$11,276	$0	$0	$11,445	$11,445

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

For the periods presented, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	September 30, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,537	$869	$0	$27,406
Total government and agencies	26,537	869	0	27,406
Municipalities:
Third party pricing vendor	0	1,353	0	1,353
Total municipalities	0	1,353	0	1,353
Mortgage- and asset-backed securities:
Third party pricing vendor	0	988	0	988
Broker/other	0	0	240	240
Total mortgage- and asset-backed securities	0	988	240	1,228
Public utilities:
Third party pricing vendor	0	8,509	0	8,509
Total public utilities	0	8,509	0	8,509
Sovereign and supranational:
Third party pricing vendor	0	1,598	0	1,598
Total sovereign and supranational	0	1,598	0	1,598
Banks/financial institutions:
Third party pricing vendor	0	6,318	0	6,318
Broker/other	0	0	26	26
Total banks/financial institutions	0	6,318	26	6,344
Other corporate:
Third party pricing vendor	0	34,089	0	34,089
Total other corporate	0	34,089	0	34,089
Total fixed maturities	26,537	53,724	266	80,527
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,768	0	1,768
Total banks/financial institutions	0	1,768	0	1,768
Other corporate:
Third party pricing vendor	0	226	0	226
Total other corporate	0	226	0	226
Total perpetual securities	0	1,994	0	1,994
Equity securities:
Third party pricing vendor	1,269	6	0	1,275
Broker/other	0	0	3	3
Total equity securities	1,269	6	3	1,278
Total securities available for sale	$27,806	$55,724	$269	$83,799

	September 30, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$31,093	$0	$0	$31,093
Total government and agencies	31,093	0	0	31,093
Municipalities:
Third party pricing vendor	0	549	0	549
Total municipalities	0	549	0	549
Mortgage- and asset-backed securities:
Third party pricing vendor	0	12	0	12
Broker/other	0	0	27	27
Total mortgage- and asset-backed securities	0	12	27	39
Public utilities:
Third party pricing vendor	0	4,198	0	4,198
Total public utilities	0	4,198	0	4,198
Sovereign and supranational:
Third party pricing vendor	0	3,394	0	3,394
Total sovereign and supranational	0	3,394	0	3,394
Banks/financial institutions:
Third party pricing vendor	0	4,642	0	4,642
Broker/other	0	148	0	148
Total banks/financial institutions	0	4,790	0	4,790
Other corporate:
Third party pricing vendor	0	3,775	0	3,775
Broker/other	0	99	0	99
Total other corporate	0	3,874	0	3,874
Total securities held to maturity	$31,093	$16,817	$27	$47,937

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,669	$607	$0	$19,276
Total government and agencies	18,669	607	0	19,276
Municipalities:
Third party pricing vendor	0	1,208	0	1,208
Total municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities:
Third party pricing vendor	0	362	0	362
Broker/other	0	0	220	220
Total mortgage- and asset-backed securities	0	362	220	582
Public utilities:
Third party pricing vendor	0	7,479	0	7,479
Total public utilities	0	7,479	0	7,479
Sovereign and supranational:
Third party pricing vendor	0	1,407	0	1,407
Total sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions:
Third party pricing vendor	0	5,993	0	5,993
Broker/other	0	0	26	26
Total banks/financial institutions	0	5,993	26	6,019
Other corporate:
Third party pricing vendor	0	29,378	0	29,378
Total other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,742	0	1,742
Total banks/financial institutions	0	1,742	0	1,742
Other corporate:
Third party pricing vendor	0	205	0	205
Total other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities:
Third party pricing vendor	489	6	0	495
Broker/other	0	0	3	3
Total equity securities	489	6	3	498
Total securities available for sale	$19,158	$48,387	$249	$67,794

	December 31, 2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,391	$0	$0	$23,391
Total government and agencies	23,391	0	0	23,391
Municipalities:
Third party pricing vendor	0	415	0	415
Total municipalities	0	415	0	415
Mortgage- and asset-backed securities:
Third party pricing vendor	0	12	0	12
Broker/other	0	0	26	26
Total mortgage- and asset-backed securities	0	12	26	38
Public utilities:
Third party pricing vendor	0	3,203	0	3,203
Total public utilities	0	3,203	0	3,203
Sovereign and supranational:
Third party pricing vendor	0	2,711	0	2,711
Total sovereign and supranational	0	2,711	0	2,711
Banks/financial institutions:
Third party pricing vendor	0	4,546	0	4,546
Total banks/financial institutions	0	4,546	0	4,546
Other corporate:
Third party pricing vendor	0	3,189	0	3,189
Broker/other	0	27	0	27
Total other corporate	0	3,216	0	3,216
Total securities held to maturity	$23,391	$14,103	$26	$37,520

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the three- and nine-month periods ended September 30, 2016 and 2015, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended September 30, 2016
	Fixed Maturities		Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$252	$26	$3	$59	$1	$341
Realized investment gains (losses) included in earnings	0	0	0	(18)	2	(16)
Unrealized gains (losses) included in other comprehensive income (loss)	1	0	0	0	0	1
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Settlements	(13)	0	0	0	0	(13)
Transfers into Level 3	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0
Balance, end of period	$240	$26	$3	$41	$3	$313
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$(18)	$2	$(16)
(1) Derivative assets and liabilities are presented net

Three Months Ended September 30, 2015
	Fixed Maturities		Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$214	$25	$3	$(223)	$1	$20
Realized investment gains (losses) included in earnings	0	0	0	(13)	(1)	(14)
Unrealized gains (losses) included in other comprehensive income (loss)	6	1	0	(1)	0	6
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Sales	0	0	0	0	0	0
Settlements	0	0	0	0	0	0
Transfers into Level 3	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0
Balance, end of period	$220	$26	$3	$(237)	$0	$12
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$(14)	$(1)	$(15)
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2016
	Fixed Maturities		Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$26	$0	$3	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	250	2	252
Unrealized gains (losses) included in other comprehensive income (loss)	48	0	0	0	(16)	0	32
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(28)	0	0	0	(1)	0	(29)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$240	$26	$0	$3	$41	$3	$313
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$250	$2	$252
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2015
	Fixed Maturities		Perpetual Securities	Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$26	$149	$3	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	(38)	0	(38)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	0	(2)	0	(3)	0	(6)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	(147)	0	0	0	(147)
Settlements	(2)	0	0	0	16	0	14
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$220	$26	$0	$3	$(237)	$0	$12
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$(39)	$0	$(39)
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

September 30, 2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$240	Consensus pricing	Offered quotes	N/A	(d)
Banks/financial institutions	26	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1 - $807 ($9)
Other assets:
Foreign currency swaps	40	Discounted cash flow	Interest rates (USD)	1.46% - 1.78%	(a)
			Interest rates (JPY)	.05% - .46%	(b)
			CDS spreads	14 - 173 bps
			Foreign exchange rates	20.97%	(c)
	58	Discounted cash flow	Interest rates (USD)	1.46% - 1.78%	(a)
			Interest rates (JPY)	.05% - .46%	(b)
			CDS spreads	39 - 221 bps
	67	Discounted cash flow	Interest rates (USD)	1.46% - 1.78%	(a)
			Interest rates (JPY)	.05% - .46%	(b)
			Foreign exchange rates	20.97%	(c)
Credit default swaps	3	Discounted cash flow	Base correlation	50.35% - 55.79%	(e)
			CDS spreads	63 bps
			Recovery rate	36.60%
Total assets	$437
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
(e) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices.

September 30, 2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$106	Discounted cash flow	Interest rates (USD)	1.46% - 1.78%	(a)
			Interest rates (JPY)	.05% - .46%	(b)
			CDS spreads	14 - 173 bps
			Foreign exchange rates	20.97%	(c)
	16	Discounted cash flow	Interest rates (USD)	1.46% - 1.78%	(a)
			Interest rates (JPY)	.05% - .46%	(b)
			CDS spreads	25 - 234 bps
	2	Discounted cash flow	Interest rates (USD)	1.46% - 1.78%	(a)
			Interest rates (JPY)	.05% - .46%	(b)
			Foreign exchange rates	20.97%	(c)
Total liabilities	$124
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

We have recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $986 million, as of September 30, 2016, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $984 million and $805 million as of September 30, 2016 and December 31, 2015, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 19% and ceded reserves increased approximately 3% from December 31, 2015 to September 30, 2016.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Direct premium income	$5,119	$4,464	$14,724	$13,426
Ceded to other companies:
Ceded Aflac Japan closed blocks	(148)	(130)	(423)	(352)
Other	(13)	(10)	(37)	(28)
Assumed from other companies:
Retrocession activities	62	54	177	124
Other	2	2	6	6
Net premium income	$5,022	$4,380	$14,447	$13,176

Direct benefits and claims	$3,463	$3,000	$9,898	$9,037
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(135)	(119)	(385)	(320)
Eliminations	16	14	44	32
Other	(10)	(6)	(26)	(20)
Assumed from other companies:
Retrocession activities	59	50	168	116
Eliminations	(16)	(14)	(44)	(32)
Other	1	2	2	3
Benefits and claims, net	$3,378	$2,927	$9,657	$8,816

These reinsurance transactions are indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement is effective from December 1, 2015 until December 31, 2016. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2016, we have not executed a reinsurance treaty under this committed reinsurance facility.

7.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	September 30, 2016	December 31, 2015
2.65% senior notes due February 2017	$650	$651
2.40% senior notes due March 2020	547	546
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	696	696
3.625% senior notes due November 2024	745	744
3.25% senior notes due March 2025	445	445
2.875% senior notes due October 2026	298	0
6.90% senior notes due December 2039	394	393
6.45% senior notes due August 2040	445	445
4.00% senior notes due October 2046	393	0
5.50% subordinated debentures due September 2052	486	486
Yen-denominated Uridashi notes:
2.26% notes paid September 2016 (principal amount 8 billion yen)	0	66
Yen-denominated Samurai notes:
1.84% notes paid July 2016 (principal amount 15.8 billion yen)	0	131
Yen-denominated loans:
Variable interest rate loan due September 2021 (.31% in 2016, principal amount 5.0 billion yen)	49	0
Variable interest rate loan due September 2023 (.46% in 2016, principal amount 25.0 billion yen)	247	0
Capitalized lease obligations payable through 2023	22	20
Total notes payable	$5,765	$4,971
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In September 2016, the Parent company issued two series of senior notes totaling $700 million through a U.S. public offering. The first series, which totaled $300 million, bears interest at a fixed rate of 2.875% per annum, payable semi-annually and has a 10-year maturity. The second series, which totaled $400 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a 30-year maturity.

In September 2016, the Parent Company entered into two series of senior unsecured term loan facilities totaling 30.0 billion yen. The first series, which totaled 5.0 billion yen, bears an interest rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin and has a five-year maturity. The applicable margin ranges between .20% and .60%, depending on the Parent Company's debt ratings as of the date of determination. The second series, which totaled 25.0 billion yen, bears an interest rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and has a seven-year maturity. The applicable margin ranges between .35% and .75%, depending on the Parent Company's debt ratings as of the date of determination.

In September 2016, we paid off 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we paid off 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a group of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the

Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of September 30, 2016, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of September 30, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of September 30, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of September 30, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at September 30, 2016. No events of default or defaults occurred during the nine-month period ended September 30, 2016.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015.

8.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2016	2015
Common stock - issued:
Balance, beginning of period	669,723	668,132
Exercise of stock options and issuance of restricted shares	1,261	1,377
Balance, end of period	670,984	669,509
Treasury stock:
Balance, beginning of period	245,343	225,687
Purchases of treasury stock:
Open market	18,774	17,421
Other	329	241
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(822)	(919)
Exercise of stock options	(554)	(375)
Other	(107)	(113)
Balance, end of period	262,963	241,942
Shares outstanding, end of period	408,021	427,567

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Anti-dilutive share-based awards	109	2,126	1,162	1,798

Share Repurchase Program

During the first nine months of 2016, we repurchased 18.8 million shares of our common stock in the open market for $1.2 billion as part of our share repurchase program. During the first nine months of 2015, we repurchased 17.4 million shares of our common stock in the open market for $1.1 billion as part of our share repurchase program. As of September 30, 2016, a remaining balance of 29.6 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(847)	$6,441	$(19)	$(143)	$5,432
Other comprehensive income (loss) before reclassification	253	(342)	0	(1)	(90)
Amounts reclassified from accumulated other comprehensive income (loss)	0	21	0	1	22
Net current-period other comprehensive income (loss)	253	(321)	0	0	(68)
Balance, end of period	$(594)	$6,120	$(19)	$(143)	$5,364
All amounts in the table above are net of tax.

Three Months Ended September 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,725)	$3,384	$(27)	$(125)	$507
Other comprehensive income (loss) before reclassification	192	(260)	(1)	0	(69)
Amounts reclassified from accumulated other comprehensive income (loss)	0	90	0	0	90
Net current-period other comprehensive income (loss)	192	(170)	(1)	0	21
Balance, end of period	$(2,533)	$3,214	$(28)	$(125)	$528
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	1,602	3,155	7	(7)	4,757
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	0	3	(18)
Net current-period other comprehensive income (loss)	1,602	3,134	7	(4)	4,739
Balance, end of period	$(594)	$6,120	$(19)	$(143)	$5,364
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income (loss) before reclassification	8	(1,471)	(2)	0	(1,465)
Amounts reclassified from accumulated other comprehensive income (loss)	0	13	0	1	14
Net current-period other comprehensive income (loss)	8	(1,458)	(2)	1	(1,451)
Balance, end of period	$(2,533)	$3,214	$(28)	$(125)	$528
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(11)	Sales and redemptions
	(22)	Other-than-temporary impairment losses realized
	(33)	Total before tax
	12	Tax (expense) or benefit(1)
	$(21)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	2	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(1)	Net of tax
Total reclassifications for the period	$(22)	Net of tax
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

(In millions)	Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$102	Sales and redemptions
	(69)	Other-than-temporary impairment losses realized
	33	Total before tax
	(12)	Tax (expense) or benefit(1)
	$21	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(12)	Acquisition and operating expenses(2)
Prior service (cost) credit	8	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$18	Net of tax
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

9.    SHARE-BASED COMPENSATION

As of September 30, 2016, the Company had outstanding share-based awards under two long-term incentive compensation plans.

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

The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2016, approximately 9.0 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2016.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	6,564	4.8	$129	$52.29
Exercisable	4,675	3.3	109	48.56

We received cash from the exercise of stock options in the amount of $59 million during the first nine months of 2016, compared with $53 million in the first nine months of 2015. The tax benefit realized as a result of stock option exercises and restricted stock releases was $29 million in the first nine months of 2016, compared with $24 million in the first nine months of 2015.

As of September 30, 2016, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $39 million, of which $11 million (455 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.2 years. There are no other contractual terms covering restricted stock awards once vested.

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$4	$4	$5	$5	$0	$1
Interest cost	2	1	8	7	0	0
Expected return on plan assets	(1)	(1)	(6)	(5)	0	0
Amortization of net actuarial loss	0	0	4	4	0	0
Amortization of prior service cost (credit)	0	0	0	0	(2)	(4)
Net periodic (benefit) cost	$5	$4	$11	$11	$(2)	$(3)

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$12	$11	$17	$17	$0	$1
Interest cost	5	4	24	23	1	1
Expected return on plan assets	(3)	(3)	(17)	(16)	0	0
Amortization of net actuarial loss	1	1	10	11	1	1
Amortization of prior service cost (credit)	0	0	0	0	(8)	(12)
Net periodic (benefit) cost	$15	$13	$34	$35	$(6)	$(9)

During the nine months ended September 30, 2016, Aflac Japan contributed approximately $17 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2016) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $10 million to the U.S. funded defined benefit plan.

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

As of September 30, 2016, we had commitments of $409 million to fund potential future loan originations related to our investment in middle market loans. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. In addition, we had commitments of $185 million to fund potential future loan originations related to our investment in commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed, and may or may not be funded. See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment programs.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2016 and 2015, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report to shareholders for the year ended December 31, 2015. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at September 30, 2016 was 101.12, or 19.3% stronger than the spot yen/dollar exchange rate of 120.61 at December 31, 2015. The weighted-average yen/dollar exchange rate for the three-month period ended September 30, 2016 was 102.37, or 19.3% stronger than the weighted-average yen/dollar exchange rate of 122.15 for the same period in 2015. The weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2016 was 108.58, or 11.3% stronger than the weighted-average yen/dollar exchange rate of 120.81 for the same period in 2015.
Reflecting the stronger yen/dollar exchange rate, revenues were $5.7 billion in the third quarter of 2016, compared with $5.0 billion in the third quarter of 2015. Net earnings were $629 million, or $1.53 per diluted share, compared with $567 million, or $1.32 per diluted share, in the third quarter of 2015.

Also reflecting the stronger yen/dollar exchange rate, revenues were $16.6 billion in the first nine months of 2016, compared with $15.6 billion in the first nine months of 2015. Net earnings were $1.9 billion, or $4.59 per diluted share, compared with $1.8 billion, or $4.14 per diluted share, for the first nine months of 2015.
Results in the third quarter of 2016 included pretax net realized investment losses of $146 million ($95 million after-tax), compared with net realized investment losses of $114 million ($74 million after-tax) in the third quarter of 2015. Net investment losses in the third quarter of 2016 included $22 million ($14 million after-tax) of other-than-temporary impairment losses; $17 million of net losses ($11 million after-tax) from the sale or redemption of securities; and $107 million of net losses ($70 million after-tax) from valuing derivatives.

Results in the first nine months of 2016 included pretax net realized investment losses of $260 million ($169 million after-tax), compared with net realized investment gains of $26 million ($17 million after-tax) in the first nine months of 2015. Net investment losses in the first nine months of 2016 included $69 million ($45 million after-tax) of other-than-temporary impairment losses; $87 million of net gains ($57 million after-tax) from the sale or redemption of securities; and $278 million of net losses ($181 million after-tax) from valuing derivatives.
Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $6.1 billion at September 30, 2016, compared with a net unrealized gain of $3.0 billion at December 31, 2015.

In September 2016, the Parent Company issued $700 million of senior notes through a U.S. public debt offering and also entered into a 5.0 billion yen loan and a 25.0 billion yen loan. In September 2016, we paid off 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we paid off 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen. For further information regarding these transactions, see Note 7 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first nine months of 2016, we repurchased 18.8 million shares of our common stock in the open market for $1.2 billion under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of our assets and 79% of our liabilities are reported as of September 30, 2016, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the nine months ended September 30, 2016. For additional information, see the Critical Accounting Estimates section of MD&A included in our annual report to shareholders for the year ended December 31, 2015.
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

The following table is a reconciliation of items impacting operating and net earnings and operating and net earnings per diluted share.
Reconciliation of Operating Earnings to Net Earnings

	In Millions				Per Diluted Share		In Millions				Per Diluted Share
	Three Months Ended September 30,						Nine Months Ended September 30,
	2016		2015		2016	2015	2016		2015		2016	2015
Operating earnings	$748		$672		$1.82	$1.56	$2,182		$2,001		$5.25	$4.60
Items impacting net earnings, net of tax:(1)
Realized investment gains (losses):
Securities transactions and impairments	(25)		(72)		(.06)	(.16)	12		28.03			.06
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments	(122)		(18)		(.30)	(.04)	(182)		(39)		(.44)	(.09)
Other derivative and hedging activities	40	(2)	2	(2)	.10	.00	(40)	(2)	(12)	(2)	(.10)	(.03)
Other and non-recurring income (loss)	(12)		(17)	(3)	(.03)	(.04)	(64)		(175)	(3)	(.15)	(.40)
Net earnings	$629		$567		$1.53	$1.32	$1,908		$1,803		$4.59	$4.14
(1) Reconciling items are calculated based on using a 35% tax rate
(2) Excludes a gain of $13 and $14, after tax, for the three-month periods and $42 and $40, after tax, for the nine-month periods ended September 30, 2016 and 2015, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Includes a loss of $9, after tax, for the three- and nine-month periods ended September 30, 2015, related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in other derivative and hedging activities.

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

Securities Transactions and Impairments

During the three-month period ended September 30, 2016, we realized pretax investment losses, net of gains, of $17 million ($11 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $22 million ($14 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

During the nine-month period ended September 30, 2016, we realized pretax investment gains, net of losses, of $87 million ($57 million after-tax) from sales and redemptions of securities. We realized pretax investment losses of $69 million ($45 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

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

See Note 3 of the Notes to the Consolidated Financial Statements for a more detailed discussion of these investment activities.
The following table details our pretax impairment losses by investment category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Perpetual securities	$0	$0	$2	$0
Corporate bonds	1	5	22	7
Bank/financial institution bonds	0	131	0	135
Equity securities	21	1	45	1
Total other-than-temporary impairment losses realized (1)	$22	$137	$69	$143
(1) Includes $22 and $6 for the three-month periods and $69 and $12 for the nine-month periods ended September 30, 2016 and 2015, respectively, from change in intent to sell securities or change in intent to hold securities until recovery; and $131 for the three- and nine-month periods ended September 30, 2015, for credit-related impairments

Impact of Derivative and Hedging Activities
Our derivative activities include foreign currency swaps and credit default swaps held in consolidated variable interest entities (VIEs); foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During the three-month period ended September 30, 2016, we realized pretax investment losses, net of gains, of $107 million ($70 million after-tax), compared with pretax investment losses, net of gains, of $3 million ($2 million after-tax) for the same period in 2015, as a result of valuing these derivatives, net of the effects of hedge accounting. During the nine-month period ended September 30, 2016, we realized pretax investment losses, net of gains, of $278 million ($181 million after-tax), compared with pretax investment losses, net of gains, of $17 million ($11 million after-tax) for the same period in 2015, as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.7% for the three-month period ended September 30, 2016, compared with 34.5% for the same period in 2015. Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.5% for the nine-month periods ended September 30, 2016 and 2015.
Earnings Guidance

In the fourth quarter of 2016, as we continue to focus on initiatives designed to drive future growth, our expectation is to increase spending, particularly related to promotional and information technology (IT) expenditures. We are upwardly revising our 2016 objective for operating earnings per diluted share from a range of $6.17 to $6.41 to a range of $6.40 to $6.60, excluding the effect of foreign currency translation. If we achieve our objective for 2016, the following table shows the likely results for operating earnings per diluted share, including the impact of foreign currency translation using various yen/dollar exchange rate scenarios.
2016 Operating Earnings Per Diluted Share Scenarios(1)

Weighted-Average Yen/Dollar Exchange Rate	Operating Earnings Per Diluted Share	% Growth Over 2015			Yen Impact
100	$7.24 - 7.44	17.5	-	20.8%	$.84
105	6.94 - 7.14	12.7	-	15.9	.54
110	6.75 - 6.95	9.6	-	12.8	.35
120.99(2)	6.40 - 6.60	3.9	-	7.1	.00
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
(2)Actual 2015 weighted-average exchange rate

If the yen/dollar exchange rate averages 100 to 110 for the fourth quarter of 2016, we would expect operating earnings to be approximately $1.53 to $1.82 per diluted share in the fourth quarter. Assuming the same scenario, we would expect full year 2016 operating earnings to be in a range of $6.78 to $7.07 per diluted share.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net premium income	$3,596	$2,981	$10,177	$9,037
Net investment income:
Yen-denominated investment income	356	299	1,015	924
Dollar-denominated investment income	305	307	910	900
Net investment income	661	606	1,925	1,824
Other income (loss)	11	7	29	22
Total operating revenues	4,268	3,594	12,131	10,883
Benefits and claims, net	2,603	2,139	7,341	6,538
Operating expenses:
Amortization of deferred policy acquisition costs	166	144	484	434
Insurance commissions	208	178	593	540
Insurance and other expenses	409	344	1,154	1,006
Total operating expenses	783	666	2,231	1,980
Total benefits and expenses	3,386	2,805	9,572	8,518
Pretax operating earnings(1)	$882	$789	$2,559	$2,365
Weighted-average yen/dollar exchange rate	102.37	122.15	108.58	120.81

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Net premium income	20.6%	(15.7)%	12.6%	(15.3)%	1.1%	(.8)%	1.0%	(.6)%
Net investment income	9.1	(10.4)	5.6	(9.7)	(8.6)	5.4	(5.2)	6.1
Total operating revenues	18.7	(14.8)	11.5	(14.4)	(.5)	.3	.0	.5
Pretax operating earnings(1)	11.7	(4.7)	8.2	(12.0)	(6.4)	12.1	(2.8)	3.3
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

Annualized premiums in force increased .3% to 1.62 trillion yen as of September 30, 2016, compared with 1.61 trillion yen as of September 30, 2015. The increase in annualized premiums in force in yen reflects the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $16.0 billion at September 30, 2016, compared with $13.4 billion a year ago.
Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). U.S. dollar-denominated investment income from these assets accounted for approximately 47% of Aflac Japan’s investment income in the first nine months of 2016, compared with 49% a year ago. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period (a non-U.S. GAAP measure), U.S. dollar-denominated investment income accounted for approximately 50% of Aflac Japan’s investment income during the first nine months of 2016, compared with 45% a year ago.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Nine Months		Three Months		Nine Months
	2016	2015	2016	2015	2016	2015	2016	2015
Net investment income	(8.6)%	5.4%	(5.2)%	6.1%	(.4)%	(2.6)%	(.2)%	(1.7)%
Total operating revenues	(.5)	.3	.0	.5	.9	(1.0)	.8	(.7)
Pretax operating earnings(1)	(6.4)	12.1	(2.8)	3.3	(.4)	5.8	.9	(2.3)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency changes on dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2016	2015	2016	2015
Benefits and claims, net	61.0%	59.5%	60.5%	60.1%
Operating expenses:
Amortization of deferred policy acquisition costs	3.9	4.0	4.0	4.0
Insurance commissions	4.9	5.0	4.9	5.0
Insurance and other expenses	9.5	9.6	9.5	9.2
Total operating expenses	18.3	18.6	18.4	18.2
Pretax operating earnings(1)	20.7	21.9	21.1	21.7
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three- and nine-month periods ended September 30, 2016, the benefit ratio remained relatively stable on a currency-neutral basis compared with the same respective periods in the prior year, with a slight increase primarily due to the effects of foreign currency translation and policyholder persistency on a closed block. In the three-month period ended September 30, 2016, the operating expense ratio decreased due to the decline of DAC amortization. In the nine-month period ended September 30, 2016, the operating expense ratio increased primarily due to activities related to sales promotions, IT infrastructure enhancement and personnel. In total, the pretax operating profit margin decreased in the three- and nine-month periods ended September 30, 2016, reflecting the effect of the stronger yen and an increase in the benefit ratio. For the full year of 2016, we anticipate the pretax operating profit margin to be comparable with 2015 levels.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2016	2015	2016	2015	2016	2015	2016	2015
New annualized premium sales	$259	$259	$809	$737	26.5	31.6	87.9	89.2
Increase (decrease) over prior period	(.1)%	5.0%	9.8%	(6.6)%	(16.2)%	23.4%	(1.4)%	9.9%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2016	2015	2016	2015
Medical	26.2%	28.9%	25.7%	26.4%
Cancer	52.9	37.9	44.3	40.1
Ordinary life:
Child endowment	4.5	7.7	6.3	8.5
WAYS	5.7	18.1	15.3	16.2
Other ordinary life	6.4	5.9	5.9	6.4
Other	4.3	1.5	2.5	2.4
Total	100.0%	100.0%	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical products. Sales of third sector products increased 2.5% during the third quarter of 2016 and increased 5.0% in the first nine months of 2016, compared with the same respective periods in 2015. We have been focusing more on promotion of our cancer and medical products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.
Cancer insurance sales were up 16.7% during the third quarter of 2016, compared with the same period in 2015. Aflac Japan enhanced its medical product with new riders in June 2015. This revision provides better protection against critical diseases such as cancer, heart attack and stroke. Our third quarter 2016 sales results also benefited from the introduction of a new third sector product called Income Support Insurance, which was launched in mid-July. This product provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury and was developed to supplement the disability coverage within Japan’s social security system. Our Income Support Insurance product targets young to middle-aged consumers, and by focusing our efforts on this demographic, we believe we are building relationships that lay the groundwork for the sale of our cancer and medical insurance later in life. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer products Aflac Japan provides will continue to be an important part of our product portfolio.
Recognizing the negative interest rate environment in Japan, we have taken actions to limit sales of Aflac Japan’s first sector products, including WAYS and child endowment, that are gaining traction as first sector product sales were down 54.0% in the third quarter of 2016, compared to the same period in the prior year. As we continue to implement additional measures, we anticipate a sharp decline of at least 50% in first sector sales for the second half of the year. Our focus remains on less interest-sensitive third sector products.
We remain committed to selling through our traditional channels. These channels, consisting of affiliated corporate agencies, independent corporate agencies and individual agencies, accounted for 93.1% of total new annualized premium sales for Aflac Japan in the third quarter of 2016. During the three-month period ended September 30, 2016, we recruited 41 new sales agencies. At September 30, 2016, Aflac Japan was represented by more than 12,300 sales agencies and more than 110,200 licensed sales associates employed by those agencies.
At September 30, 2016, we had agreements to sell our products at 370 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 6.9% of new annualized premium sales in the third quarter of 2016 for Aflac Japan, compared with 15.3% during the third quarter of 2015.

Aflac Japan and Japan Post Holdings entered into an agreement in July 2013, further expanding a partnership that was established in 2008 (see Japanese Regulatory Environment). At the end of June 2014, Japan Post Insurance (Kampo) received Financial Services Agency (FSA) regulatory approval to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products at all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer product for Japan Post and Kampo that was introduced on October 1, 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer products expanded to approximately 10,000, and starting July 1, 2015, Japan Post expanded the number of post offices that offer Aflac's cancer products to more than 20,000 postal outlets. We believe this alliance with Japan Post will further benefit our cancer insurance sales.

We believe that there is still a continued need for our products in Japan. Our sales target and focus in 2016 will continue to be centered around the sale of Aflac Japan's third sector products, including cancer and medical. Although our traditional channels remain key to our success, we have developed partnerships with new channels to help increase our overall sales growth. These channels include Japan Post, and we are making steady progress with our sales through postal outlets. Earlier this quarter, we upwardly revised our 2016 third sector sales expectations from a range of down 3% to up 2% to a range of flat to up 5% compared with 2015. We continue to believe that the long-term compound annual growth rate for third sector sales will be in the range of 4% to 6%.
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

As part of our portfolio management and asset allocation process, Aflac Japan invests in U.S. dollar-denominated investments. Aflac Japan has been investing in U.S. dollar-denominated publicly-traded investment grade and below investment grade corporate fixed-maturity securities, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of the U.S. dollar securities. In 2015, Aflac Japan increased its allocation to U.S. dollar-denominated investments, including senior secured bank loans and high yield corporate bonds, and initiated a commercial mortgage loan investment program. In 2016, Aflac Japan began investing in commercial mortgage loans. In the first nine months of 2016, Aflac Japan invested an additional $535 million in its senior secured bank loan program and invested $512 million and $8 million in commercial mortgage loans and middle market loans, respectively. As of September 30, 2016, we had $148 million and $292 million in outstanding commitments to fund commercial mortgage loans and middle market loans, respectively. These commitments are contingent upon final underwriting and due diligence to be performed on the commercial mortgage loans and the availability of middle market loans that meet our underwriting criteria. In addition, starting in the first quarter of 2016, Aflac Japan initiated an allocation to a dividend-focused U.S. public equities program. In the first nine months of 2016, Aflac Japan invested $425 million in these U.S. public equities, which are classified as available for sale and carried on our balance sheet at fair value. Beginning in the third quarter of 2016, we began hedging the currency risk on the carrying value of our U.S. dollar-denominated bank loans, commercial mortgage loans, and equity securities through the use of foreign currency forwards.

Starting in 2015, we increased Aflac Japan's investment in dividend-focused yen-denominated publicly traded equity securities, including investments in exchange traded funds (ETFs) holding Japan real estate investment trusts. In the first nine months of 2016, Aflac Japan invested $166 million in yen-denominated publicly traded equity securities, which are classified as available for sale and carried on our balance sheet at fair value.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for more information regarding loans and loans receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2016 (1)	2015 (1)	2016 (1)	2015 (1)
New money yield (2)	2.22%	3.27%	1.96%	3.75%
Return on average invested assets, net of investment expenses (3)	2.61	2.92	2.70	2.89
Portfolio book yield, including dollar-denominated investments, end of period (2)	2.71%	2.82%	2.71%	2.82%
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

The decrease in the Aflac Japan new money yield in the three- and nine-month periods ended September 30, 2016 was primarily due to the front-loaded allocation to Japan Government Bonds (JGBs) and other high quality yen-denominated investments, as well as a general decline in U.S. and Japan interest rates.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net premium income	$1,365	$1,346	$4,093	$4,016
Net investment income	176	173	526	507
Other income	1	1	5	6
Total operating revenues	1,542	1,520	4,624	4,529
Benefits and claims	715	735	2,148	2,161
Operating expenses:
Amortization of deferred policy acquisition costs	116	114	373	355
Insurance commissions	145	148	439	441
Insurance and other expenses	243	237	718	708
Total operating expenses	504	499	1,530	1,504
Total benefits and expenses	1,219	1,234	3,678	3,665
Pretax operating earnings(1)	$323	$286	$946	$864
Percentage change over previous period:
Net premium income	1.4%	3.0%	1.9%	2.7%
Net investment income	1.7	7.2	3.7	4.8
Total operating revenues	1.4	3.6	2.1	3.0
Pretax operating earnings(1)	12.4	6.2	9.5	(.9)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 2.4% to $5.8 billion at September 30, 2016, compared with $5.6 billion at September 30, 2015.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2016	2015	2016	2015
Benefits and claims	46.4%	48.4%	46.5%	47.7%
Operating expenses:
Amortization of deferred policy acquisition costs	7.5	7.5	8.1	7.8
Insurance commissions	9.4	9.7	9.5	9.7
Insurance and other expenses	15.8	15.6	15.4	15.7
Total operating expenses	32.7	32.8	33.0	33.2
Pretax operating earnings(1)	20.9	18.8	20.5	19.1
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio in the three- and nine-month periods ended September 30, 2016, decreased compared with the same period in 2015 due to a mix of business changes and continued favorable claims experience. The operating expense ratio remained relatively stable during the three- and nine-month periods ended September 30, 2016, compared with the same periods in 2015. In total, the pretax operating profit margin improved in the three- and nine-month periods ended September 30, 2016, compared with the same periods in 2015 due to lower benefit ratios. For the remainder of 2016, we expect the benefit ratio to be relatively stable compared with the first nine months of 2016 and expense ratios to increase slightly due to promotional and informational technology expenditures.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2016	2015	2016	2015
New annualized premium sales	$324	$330	$999	$990
Increase (decrease) over prior period	(1.8)%	.4%	.9%	1.1%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2016	2015	2016	2015
Income-loss protection:
Short-term disability	25.0%	24.4%	23.9%	24.1%
Life	5.4	5.5	5.5	5.7
Asset-loss protection:
Accident	29.9	30.4	30.0	29.7
Critical care(1)	19.9	20.4	20.9	20.8
Supplemental medical:
Hospital indemnity	14.1	13.6	14.1	14.0
Dental/vision	5.7	5.7	5.6	5.7
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, decreased 3.3%, short-term disability sales increased .3%, critical care insurance sales (including cancer insurance) decreased 4.0%, and hospital indemnity insurance sales increased 2.2% in the third quarter of 2016, compared with the same period in 2015.

In the third quarter of 2016, our traditional U.S. sales forces included more than 8,600 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producing sales associates metric allows our sales management to actively monitor progress and needs on a real-time basis. Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market.

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
While sales in the third quarter of 2016 were below our expectations, we believe that the measures we have taken to strengthen our sales infrastructure, including restructuring compensation for career agents to better align incentives with company sales results, are laying the groundwork for better sales opportunities in the future. Fourth quarter sales significantly influence our annual sales results as more of our business comes from larger employers that have fourth quarter enrollments. Considering these factors, we believe that Aflac U.S. will require a particularly strong fourth quarter in order to meet the lower end of the 3% to 5% targeted increase for 2016 new annualized premium sales compared with 2015.

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

Penn Treaty Network Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty) were placed in rehabilitation on January 6, 2009, and remain in rehabilitation as of September 30, 2016. As of September 30, 2016, we were unable to estimate when or to what extent Penn Treaty will ultimately be declared insolvent, or the amount of the insolvency. As such, we have not established any accruals for guaranty fund assessments associated with Penn Treaty as of September 30, 2016.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors.

Historically, Aflac U.S. has invested primarily in investment grade corporate bonds. In 2015, as part of our portfolio management and asset allocation process, Aflac U.S. purchased high yield corporate bonds and middle market loan receivables and initiated a commercial mortgage loan investment program. In the first nine months of 2016, Aflac U.S. invested $133 million in high yield corporate bonds; $158 million in middle market loan receivables, of which $15 million was unfunded; and $74 million in commercial mortgage loans. As of September 30, 2016, we had $117 million and $37 million in outstanding commitments to fund potential future loan originations related to the middle market loan investment program and commercial mortgage loans, respectively. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria and final underwriting and due diligence to be performed on the commercial mortgage loans. See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for more information regarding loans and loans receivables.

Starting in the first quarter of 2016, we initiated an allocation to dividend-focused U.S. public equity securities. The U.S. public equity securities portfolio had a cost basis of $95 million as of September 30, 2016.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2016	2015	2016	2015
New money yield (1)	3.28%	4.65%	3.93%	4.38%
Return on average invested assets, net of investment expenses (2)	5.06	5.26	5.04	5.25
Portfolio book yield, end of period (1)	5.65%	5.79%	5.65%	5.79%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three- and nine-month periods ended September 30, 2016 was primarily due to a general decline in U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at September 30, 2016, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2015.

Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect(1)
Yen/dollar exchange rate(2)	101.12		120.61
Investments and cash	$128,935	$13,376	$115,559
Deferred policy acquisition costs	9,759	1,062	8,697
Policy liabilities	105,556	15,423	90,133
(1)Amounts excluding foreign currency changes on dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
(2)The exchange rate at September 30, 2016, was 101.12 yen to one dollar, or 19.3% stronger than the December 31, 2015, exchange rate of 120.61.

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

The following table details investment securities by segment.

Investment Securities by Segment (1)

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Securities available for sale, at fair value:
Fixed maturities	$65,922	$52,304	$13,976	$12,522
Perpetual securities	1,937	1,890	57	57
Equity securities	1,170	493	108	5
Total available for sale	69,029	54,687	14,141	12,584
Securities held to maturity, at amortized cost:
Fixed maturities	38,772	33,459	0	0
Total held to maturity	38,772	33,459	0	0
Total investment securities	$107,801	$88,146	$14,141	$12,584
(1)Excludes available-for-sale fixed-maturity securities held by the Parent Company and other business segments of $629 in 2016 and
$523 in 2015.

Because we invest primarily in fixed-maturity securities, our financial instruments are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk. In 2015 and continuing into the first nine months of 2016, we increased our investment allocation to dividend focused yen-denominated and U.S. dollar-denominated public equity securities, thereby increasing our exposure to equity risk.

Currency Risk
The functional currency of Aflac Japan's insurance operations is the Japanese yen. All of Aflac Japan's premiums, claims and commissions are received or paid in yen, as are most of its other expenses. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's investments consisted of yen-denominated fixed income securities of $73.9 billion, at amortized cost, and yen-denominated equity securities of $724 million, at cost, at September 30, 2016. However, Aflac Japan also owns U.S. dollar-denominated investments of $18.4 billion, at cost or amortized cost, whose carrying value is hedged against currency risk as well as $7.5 billion of investments, at amortized cost, that are not hedged as of September 30, 2016. Included in the hedged U.S. dollar-denominated investments are senior secured bank loans of $2.1 billion, at amortized cost, which we began hedging in the third quarter of 2016; dividend-focused U.S. public equity securities of $441 million, at cost, which we began hedging in the third quarter of 2016; and U.S. dollar-denominated commercial mortgage loans of $481 million, at amortized cost and net of loan loss reserves. Yen-denominated investment income accounted for 54% and 53% of Aflac Japan's investment income during the three- and nine-month periods ended September 30, 2016, respectively, with the remainder denominated in U.S. dollars. In addition, Aflac Incorporated has yen-denominated debt obligations.

We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S and with quarterly settlements of our reinsurance retrocession transactions. The exchange rates prevailing at the time of profit repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to economically hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan, we had foreign exchange forwards and options as part of a hedging strategy on 25.0 billion yen, 51.1 billion yen and 14.7 billion yen received in February 2016, July 2016 and September 2016 respectively. As of September 30, 2016, we had foreign exchange forwards and options to economically hedge foreign exchange risk on 113.0 billion yen of future profit repatriation from Aflac Japan.

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

(In millions)	September 30, 2016			December 31, 2015
Yen/dollar exchange rates	86.12	101.12(1)	116.12	105.61	120.61(1)	135.61
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$45,085	$38,397	$33,437	$31,544	$27,621	$24,566
Fixed maturities - consolidated variable interest entities(3)	1,272	1,084	944	1,016	890	792
Perpetual securities	2,002	1,705	1,485	1,883	1,649	1,466
Perpetual securities - consolidated variable interest entities(3)	250	212	185	214	187	167
Equity securities	177	151	131	408	357	318
Equity securities - consolidated variable interest entities	662	563	491	149	130	116
Securities held to maturity:
Fixed maturities	45,525	38,772	33,764	38,212	33,459	29,758
Cash and cash equivalents	1,986	1,691	1,473	730	640	569
Derivatives	5,980	1,662	1,537	2,416	676	968
Other financial instruments	237	202	176	179	156	139
Subtotal	103,176	84,439	73,623	76,751	65,765	58,859
Liabilities:
Notes payable	359	305	266	234	205	183
Derivatives	2,237	601	2,544	545	371	1,901
Subtotal	2,596	906	2,810	779	576	2,084
Net yen-denominated financial instruments	100,580	83,533	70,813	75,972	65,189	56,775
Other yen-denominated assets	10,188	8,677	7,556	8,195	7,176	6,382
Other yen-denominated liabilities	119,913	102,125	88,933	94,775	82,988	73,808
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(9,145)	$(9,915)	$(10,564)	$(10,608)	$(10,623)	$(10,651)
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

Interest Rate Risk
Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We estimate that the reduction in the fair value of debt and perpetual securities we own resulting from a 100 basis point increase in Japan and U.S. interest rates, based on our portfolios at September 30, 2016, and December 31, 2015, would be as follows:

(In millions)	September 30, 2016	December 31, 2015
Effect on yen-denominated debt and perpetual securities	$(11,830)	$(8,693)
Effect on dollar-denominated debt and perpetual securities	(3,452)	(4,482)
Effect on total debt and perpetual securities	$(15,282)	$(13,175)
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

The distributions by credit rating of our purchases of debt securities, based on acquisition cost, were as follows:
Composition of Purchases by Credit Rating

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015	Nine Months Ended September 30, 2015
AAA	15.1%	1.4%	2.0%
AA	1.5	1.6	2.6
A	44.6	39.3	17.3
BBB	19.3	25.7	31.7
BB or lower	19.5	32.0	46.4
Total	100.0%	100.0%	100.0%
Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. We did not purchase any perpetual securities during the periods presented in the table above. Total purchases comprise new money investments as well as the reinvestment of proceeds from investment disposals. In the first nine months of 2016, the increase in purchases of AAA rated securities was due primarily to the purchase of high quality yen bonds. In the first nine months of 2016, the increase in purchases of A rated securities was due primarily to the purchase of JGBs. In the full year of 2015, purchases of A rated and BBB rated securities were driven primarily by the purchase of U.S. dollar-denominated corporate fixed-income publicly traded securities for the Aflac Japan portfolio. In the full year of 2015, the purchases of BB or lower rated securities were driven by an increased investment in senior secured bank loans, most of which have below-investment-grade ratings, and investment in high yield corporate bonds. The bank loan investment program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3, prohibits loan purchases rated below B/B2, and restricts exposure to any individual credit to less than 2% of the program’s assets. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. The objective of the high yield corporate bond investments is to enhance yield on invested assets and further diversify our credit risk. All high yield corporate bond investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.
The distributions of debt and perpetual securities we own, by credit rating, were as follows:
Composition of Portfolio by Credit Rating

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.8%	1.6%	1.3%	1.3%
AA	5.1	5.0	5.7	5.7
A	61.6	64.7	61.0	63.0
BBB	26.2	24.2	26.9	25.1
BB or lower	5.3	4.5	5.1	4.9
Total	100.0%	100.0%	100.0%	100.0%
As of September 30, 2016, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

Portfolio Composition
For information regarding the amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments, refer to Note 3 of the Notes to the Consolidated Financial Statements.

Investment Concentrations
Our 15 largest global debt and perpetual investment exposures as of September 30, 2016, were as follows:
Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$45,808	41.03%	Senior	A1	A+	A
Japan Housing Finance Agency	773.69
Japan Housing Finance Agency	709.63	Senior	—	AAA	—
Government Housing Loan Co.	64.06	Senior	—	AAA	—
Republic of South Africa	593.53	Senior	Baa2	BBB-	BBB-
Bank of America NA	447.40
Bank of America Corp.	247.22	Senior	Baa1	BBB+	A
Bank of America Corp.	198.18	Lower Tier II	Baa3	BBB	A-
Bank of America NA	2.00	Senior	A1	A	A+
Bank of Tokyo-Mitsubishi UFJ Ltd.	445.40
BTMU Curacao Holdings NV	445.40	Lower Tier II	A2	—	A-
Investcorp SA	416.37
Investcorp Capital Limited	366.33	Senior	Ba2	—	BB
Investcorp Capital Limited	50.04	Senior	Ba2	—	—
JP Morgan Chase & Co.	383.34
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	348.30	Senior	A3	A-	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	BBB+	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A-	A
JPMorgan Chase & Co. (FNBC)	7.01	Senior	Aa1	A+	—
Banobras	366.33	Senior	A3	BBB+	BBB+
Sultanate of Oman	346.31	Senior	Baa1	BBB-	—
Koninklijke Ahold NV	341.31
Koninklijke Ahold NV	326.30	Senior	Baa2	BBB	BBB
Ahold USA Lease	15.01	Senior	Baa2	BBB	—
Nordea Bank AB	333.30
Nordea Bank AB	255.23	Tier I	Baa3	BBB	—
Nordea Bank Finland	78.07	Upper Tier II	Baa2	—	—
Petroleos Mexicanos (Pemex)	325.29
Pemex Proj FDG Master TR	296.26	Senior	Baa3	BBB+	BBB+
Pemex Finance Ltd.	29.03	Senior	Baa3	A	A+
Deutsche Telekom AG	318.28
Deutsche Telekom AG	297.26	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	21.02	Senior	Baa1	BBB+	BBB+
AXA	318.28
AXA-UAP	267.24	Upper Tier II	A3	BBB	BBB
AXA	51.04	CC FNB	A3	BBB	BBB+
CFE	316.28	Senior	Baa1	BBB+	BBB+
Subtotal	$51,528	46.14%
Total debt and perpetual securities	$111,651	100.00%
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

Geographical Exposure
The following table indicates the geographic exposure of our debt and perpetual investment portfolio.

	September 30, 2016		December 31, 2015
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$49,908	44.7%	$39,593	41.3%
United States and Canada (1)	34,280	30.7	31,622	33.0
United Kingdom	2,688	2.4	2,697	2.8
Germany	2,926	2.6	2,558	2.7
France	2,077	1.9	1,755	1.8
Peripheral Eurozone	2,976	2.7	2,762	2.9
Portugal	232.2		200.2
Italy	1,806	1.7	1,514	1.6
Ireland	131.1		364.4
Spain	807.7		684.7
Nordic Region	2,079	1.8	1,906	1.9
Sweden	808.7		682.7
Norway	594.5		512.5
Denmark	297.3		332.3
Finland	380.3		380.4
Other Europe	2,896	2.6	2,502	2.6
Netherlands	1,623	1.5	1,367	1.4
Switzerland	277.3		246.3
Czech Republic	494.4		415.4
Austria	138.1		115.1
Belgium	166.1		182.2
Poland	198.2		166.2
Luxembourg	0.0		11.0
Asia excluding Japan	3,889	3.5	3,325	3.5
Africa and Middle East	2,917	2.6	2,478	2.6
Latin America	2,459	2.2	2,172	2.3
Australia	2,047	1.8	2,135	2.2
All Others	509.5		437.4
Total debt and perpetual securities	$111,651	100.0%	$95,942	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits at September 30, 2016 and December 31,
2015, of which 100% and 72% had principal and interest insurance as of September 30, 2016 and December 31, 2015, respectively.
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
The recent referendum in the United Kingdom (UK) in favor of the UK withdrawing from the European Union (EU) (Brexit) has added a new level of uncertainty to Europe’s economic recovery. Financial markets initially reacted to the outcome with an increase in volatility, although they have since stabilized. It is difficult to estimate the ultimate impact of Brexit including direct changes to the UK and other EU countries' economies, potential policy action which may be taken by the UK government, the Bank of England, the EU, or the ECB, and the potential for an increase in economic isolationism throughout Europe and the rest of the world.
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
Additionally, some of our European fixed-maturity investments contain covenants that we believe mitigate our risk to the issuer. These covenants could include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of September 30, 2016, all of the issuers of our holdings from European issuers were current on their obligations to us, and we believe they have the ability to meet their obligations to us.
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
Oil and Gas Exposure
As a result of the significant decline in oil prices, which began in the fourth quarter of 2014, there has been heightened attention to certain investments in the various energy sub-sectors related to the oil and gas industry. Although prices have recovered somewhat from the lows, the sector continues to operate in a period of lower prices and increased volatility. Our portfolio includes holdings diversified across multiple sub-sectors of the oil and gas industry, spread among multiple geographies. The following tables show the breakout of our exposure to the oil and gas industry.

	September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,338	$76	$46	$1,368
Integrated energy	645	56	34	667
Midstream	1,296	120	35	1,381
Oil field services	1,107	27	199	935
Refiners	472	26	9	489
Government owned - energy related	982	213	13	1,182
Natural gas utilities	377	108	0	485
Total fixed maturities	6,217	626	336	6,507
Equity securities:
Integrated energy	21	0	0	21
Midstream	8	3	0	11
Refiners	7	0	0	7
Total equity securities	36	3	0	39
Total securities available for sale	6,253	629	336	6,546
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	257	20	0	277
Government owned - energy related	297	14	0	311
Natural gas utilities	247	35	0	282
Total fixed maturities	801	69	0	870
Total securities held to maturity	801	69	0	870
Total securities available for sale and held to maturity	$7,054	$698	$336	$7,416

	December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,270	$73	$139	$1,204
Integrated energy	575	55	27	603
Midstream	1,246	76	144	1,178
Oil field services	1,155	27	228	954
Refiners	460	6	30	436
Government owned - energy related	887	182	25	1,044
Natural gas utilities	344	53	1	396
Total fixed maturities	5,937	472	594	5,815
Equity securities	3	0	0	3
Total securities available for sale	5,940	472	594	5,818
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	242	9	0	251
Government owned - energy related	249	5	0	254
Natural gas utilities	207	18	0	225
Total fixed maturities	698	32	0	730
Total securities held to maturity	698	32	0	730
Total securities available for sale and held to maturity	$6,638	$504	$594	$6,548

As of September 30, 2016, the weighted-average rating of our total fixed maturity energy exposure is BBB, and 88% of our exposure to the oil and gas industry is investment grade, compared to 93% at December 31, 2015. Absent a major change in the outlook for oil prices, we expect the increase in market volatility surrounding these issuers to continue. This could lead to additional negative ratings activity from the public rating agencies for energy credit issuers. We do not currently expect our investments in the energy sector to have a material impact on our results of operations.

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2016		December 31, 2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$81,391	$96,133	$68,528	$74,933
Perpetual securities	53	77	77	111
Equity securities	1,261	1,269	473	489
Total publicly issued	82,705	97,479	69,078	75,533
Privately issued securities: (1)
Fixed maturities	28,310	32,331	25,573	27,936
Perpetual securities	1,897	1,917	1,764	1,836
Equity securities	8	9	7	9
Total privately issued	30,215	34,257	27,344	29,781
Total investment securities	$112,920	$131,736	$96,422	$105,314
(1) Includes Rule 144A securities

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2016	December 31, 2015
Privately issued securities as a percentage of total investment securities	26.8%	28.4%
Privately issued securities held by Aflac Japan	$27,493	$24,602
Privately issued securities held by Aflac Japan as a percentage of total investment securities	24.3%	25.5%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2016	December 31, 2015
Privately issued reverse-dual currency securities	$6,484	$5,372
Publicly issued collateral structured as reverse-dual currency securities	1,554	1,303
Total reverse-dual currency securities	$8,038	$6,675
Reverse-dual currency securities as a percentage of total investment securities	7.1%	6.9%
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

Below-Investment-Grade Securities

	September 30, 2016				December 31, 2015
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$416	$416	$412	$(4)	$357	$357	$324	$(33)
Republic of Tunisia	366	221	301	80	307	185	243	58
Navient Corp.	326	173	208	35	279	148	155	7
UPM-Kymmene	307	302	292	(10)	257	257	252	(5)
KLM Royal Dutch Airlines (1)	296	218	226	8	249	183	205	22
Barclays Bank PLC (1)	262	169	236	67	230	148	228	80
Deutsche Postbank AG	237	237	179	(58)	199	199	175	(24)
Telecom Italia SpA	198	198	237	39	166	166	214	48
Generalitat de Catalunya	178	65	139	74	149	55	126	71
Diamond Offshore Drilling Inc.	129	152	101	(51)	*	*	*	*
IKB Deutsche Industriebank AG	129	54	103	49	108	46	79	33
Noble Holdings International Ltd.	104	112	64	(48)	*	*	*	*
Alcoa, Inc.	100	92	101	9	100	77	81	4
Societe Generale (1)	99	72	98	26	83	61	73	12
Petrobras International Finance Company	91	96	84	(12)	91	88	64	(24)
Cenovus Energy Inc.	75	81	69	(12)	*	*	*	*
Teck Resources Ltd.	70	75	64	(11)	70	69	32	(37)
Transocean Inc.	68	75	48	(27)	68	71	38	(33)
Weatherford Bermuda	59	60	43	(17)	94	92	70	(22)
EMC Corp.	50	51	46	(5)	*	*	*	*
Eskom Holdings Limited	50	50	50	0	50	50	43	(7)
Votorantim Overseas Trading IV Ltd.	50	50	53	3	*	*	*	*
Commerzbank AG (includes Dresdner Bank)	*	*	*	*	332	213	321	108
DEPFA Bank PLC	0	0	0	0	166	166	166	0
Other Issuers (below $50 million in par value) (2)	306	309	293	(16)	333	306	277	(29)
Subtotal (3)	3,966	3,328	3,447	119	3,688	2,937	3,166	229
Senior secured bank loans (4)	1,782	1,933	1,776	(157)	1,400	1,327	1,362	35
High yield corporate bonds (5)	620	638	630	(8)	609	621	581	(40)
Grand Total	$6,368	$5,899	$5,853	$(46)	$5,697	$4,885	$5,109	$224
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Includes 15 issuers in 2016 and 2015
(3) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(4) Includes 200 issuers in 2016 and 201 in 2015; all issuers below $40 million in par value
(5) Includes 62 issuers in 2016 and 57 in 2015; all issuers below $25 million in par value

We invest in senior secured bank loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The program is managed externally by third party firms specializing in this asset class. This mandate requires a minimum average credit quality of BB-/Ba3. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates through the acquisition of floating rate assets. Our investments in this program totaled $2.1 billion at September 30, 2016, compared with $1.4 billion at December 31, 2015, on an amortized cost basis.

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

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 3.0% of total debt and perpetual securities at September 30, 2016, compared with 3.1% at December 31, 2015, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at September 30, 2016 and December 31, 2015 were generally reported as available for sale and carried at fair value.
The following table shows the 10 largest holdings with a split rating, and includes the determination between investment grade and below investment grade based on the above methodology as of September 30, 2016.

Split-Rated Securities
(In millions)	Amortized Cost	Investment-Grade Status
Commerzbank AG (includes Dresdner Bank)	$255	Investment Grade
Telecom Italia SpA	198	Below Investment Grade
Alberta Energy Company LTD.	173	Investment Grade
Vale SA	167	Investment Grade
Diamond Offshore Drilling Inc.	152	Below Investment Grade
Devon Energy Corp.	141	Investment Grade
Marathon Oil Corp.	139	Investment Grade
Energias de Portugal SA (EDP)	133	Investment Grade
Barclays Bank PLC (1)	122	Below Investment Grade
Time Warner Cable Inc.	118	Investment Grade
(1) Includes perpetual security

Split-rated securities, excluding the senior secured bank loan investments and high yield corporate bonds discussed above, totaled $2.3 billion and represented 2.1% of total debt and perpetual securities, at amortized cost, at September 30, 2016, compared with $1.3 billion and 1.3%, respectively, at December 31, 2015. The increase in split-rated securities is primarily related to negative ratings actions against many issuers operating in the energy sector (see the preceding Oil and Gas subsection of this MD&A for further discussion).

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

Unrealized Investment Gains and Losses
The following table provides details on amortized cost, fair value and unrealized gains and losses for our investments in fixed maturities, perpetual securities, and equity securities by investment-grade status as of September 30, 2016.

(In millions)	Total Amortized Cost	Total Fair Value	Percentage of Total Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$66,980	$76,668	58.2%	$10,252	$564
Below-investment-grade securities	5,899	5,853	4.4	433	479
Held-to-maturity fixed maturities:
Investment-grade securities	38,772	47,937	36.4	9,220	55
Equity securities	1,269	1,278	1.0	60	51
Total	$112,920	$131,736	100.0%	$19,965	$1,149

The following table presents an aging of fixed maturities, perpetual securities, and equity securities in an unrealized loss position as of September 30, 2016.

Aging of Unrealized Losses

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than Six Months		Six Months to Less than 12 Months		12 Months or Longer

			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$9,576	$564	$3,842	$87	$527	$33	$5,207	$444
Below- investment-grade securities	3,939	479	774	40	1,322	130	1,843	309
Held-to-maturity fixed maturities:
Investment-grade securities	1,730	55	692	12	0	0	1,038	43
Equity securities	616	51	311	15	305	36	0	0
Total	$15,861	$1,149	$5,619	$154	$2,154	$199	$8,088	$796
The following table presents a distribution of unrealized losses on fixed maturities, perpetual securities, and equity securities by magnitude as of September 30, 2016.

Percentage Decline From Amortized Cost

(In millions)	Total Amortized Cost	Total Unrealized Loss	Less than 20%		20% to 50%		Greater than 50%
			Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss	Amortized Cost	Unrealized Loss
Available-for-sale fixed maturities and perpetual securities:
Investment-grade securities	$9,576	$564	$9,142	$460	$434	$104	$0	$0
Below- investment-grade securities	3,939	479	3,204	250	735	229	0	0
Held-to-maturity fixed maturities:
Investment-grade securities	1,730	55	1,730	55	0	0	0	0
Equity securities	616	51	616	51	0	0	0	0
Total	$15,861	$1,149	$14,692	$816	$1,169	$333	$0	$0

The following table presents the 10 largest unrealized loss positions in our portfolio as of September 30, 2016.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Deutsche Postbank AG	BB	$237	$179	$(58)
Diamond Offshore Drilling Inc.	BB	152	101	(51)
Noble Holdings International Ltd.	B	112	64	(48)
AXA (1)	BBB	318	276	(42)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	242	210	(32)
Koninklijke Ahold NV	BBB	341	312	(29)
Transocean Inc.	B	75	48	(27)
National Oilwell Vacro Inc.	BBB	117	95	(22)
Abbey National	BBB	49	30	(19)
Weatherford Bermuda	B	60	43	(17)
(1) Includes perpetual security

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. At times during the first nine months of 2016, we saw market volatility at elevated levels, especially in the energy and commodity-related sectors.  As we believe these issuers have the ability to continue making timely payments of principal and interest, we view these changes in fair value to be temporary and do not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

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

Cash and cash equivalents totaled $5.3 billion, or 4.1% of total investments and cash, as of September 30, 2016, compared with $4.4 billion, or 4.1%, at December 31, 2015. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.
Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2016	December 31, 2015	% Change
Aflac Japan	$6,569	$5,370	22.3%	(1)
Aflac U.S.	3,190	3,141	1.6
Total	$9,759	$8,511	14.7%
(1)Aflac Japan’s deferred policy acquisition costs increased 2.6% in yen during the nine months ended September 30, 2016.

See Note 6 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our deferred policy acquisition costs.
Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2016	December 31, 2015	% Change
Aflac Japan	$96,179	$78,460	22.6%	(1)
Aflac U.S.	10,112	9,815	3.0
Other	93	43	100.0
Intercompany eliminations(2)	(828)	(687)	20.5
Total	$105,556	$87,631	20.5%
(1) Aflac Japan’s policy liabilities increased 2.8% in yen during the nine months ended September 30, 2016.
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

Notes payable totaled $5.8 billion at September 30, 2016, compared with $5.0 billion as at December 31, 2015.

In September 2016, the Parent Company issued two series of senior notes totaling $700 million through a U.S. public debt offering. The first series, which totaled $300 million, bears interest at a fixed rate of 2.875% per annum, payable semi-annually, and has a 10-year maturity. The second series, which totaled $400 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a 30-year maturity.

In September 2016, the Parent Company entered into two series of senior unsecured term loan facilities totaling 30.0 billion yen. The first series, which totaled 5.0 billion yen, bears an interest rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin. The applicable margin ranges between .20% and .60%, depending on the Parent Company's debt ratings as of the date of determination. The second series, which totaled 25.0 billion yen, bears an interest rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin. The applicable margin ranges between .35% and .75%, depending on the Parent Company's debt ratings as of the date of determination.

In September 2016, we paid off 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we paid off 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

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
Policyholder Protection Corporation
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On March 30, 2012, the Diet approved legislation to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. On September 26, 2016, Japan's FSA submitted legislation to the Diet that would again extend the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from 40 billion yen to 33 billion yen.
Hedging Activities
Net Investment Hedge
Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken the following courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and nine-month periods ended September 30, 2016 and 2015, respectively.
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

The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2016	December 31, 2015
Aflac Japan net assets	$18,556	$13,558
Aflac Japan unhedged dollar-denominated net assets	(9,934)	(8,111)
Consolidated yen-denominated net assets (liabilities)	$8,622	$5,447

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $1.4 billion as of September 30, 2016, compared with $1.2 billion as of December 31, 2015.
Cash Flow Hedges

We had freestanding derivative instruments related to our consolidated VIE investments that are reported in the consolidated balance sheet at fair value within other assets and other liabilities. As of September 30, 2016, two of the freestanding swaps that are used within VIEs to hedge the risk arising from changes in foreign currency exchange rates qualified for hedge accounting.
Fair Value Hedges

We have entered into foreign currency forwards and options to mitigate the foreign exchange risk associated with certain U.S. dollar-denominated investments, including investment-grade and high yield corporate bonds, bank loans, and public equity securities that support yen-denominated liabilities within our Aflac Japan segment.

During the third quarter of 2016, the notional amount for foreign currency forwards increased due to hedging U.S. dollar denominated bank loans and public equity securities that had previously been unhedged. In addition, given the current interest rate environment and the rising cost of hedging, we entered into new foreign exchange forward contracts to lengthen the hedge maturity. We de-designated the shorter-maturity contracts as non-qualifying strategies and entered into equal and offsetting forward contracts to mitigate further earnings volatility.

At times we have entered into interest rate swaptions to mitigate the interest rate risk associated with our U.S. dollar-denominated fixed-maturities that support yen-denominated liabilities within our Aflac Japan segment.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2016	2015
Dividends declared or paid by Aflac	$1,311	$1,431
Management fees paid by Aflac	192	224
The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In August 2016, we filed a shelf registration statement with Japanese regulatory authorities that allows us to conduct public offerings of bonds in Japan, including yen-denominated Samurai notes, up to 200 billion yen or its equivalent through August 2018. The shelf registration statement is for possible public offerings in Japan, but the bonds issued under the shelf may be transferred by the bondholders to U.S. persons in compliance with U.S. law. We filed a shelf registration statement with the SEC in May 2015 that allows us to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2018. We believe outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 7 of the Notes to the Consolidated Financial Statements.

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

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a group of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of September 30, 2016, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 15, 2016. As of September 30, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S.

dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of September 30, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of September 30, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at September 30, 2016. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Note 1 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015, for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2016	2015
Operating activities	$4,120	$4,770
Investing activities	(2,638)	(4,083)
Financing activities	(835)	(1,826)
Exchange effect on cash and cash equivalents	273	1
Net change in cash and cash equivalents	$920	$(1,138)
Operating Activities
The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2016	2015
Aflac Japan	$3,081	$3,769
Aflac U.S. and other operations	1,039	1,001
Total	$4,120	$4,770

Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2016	2015
Aflac Japan	$(1,396)	$(3,479)
Aflac U.S. and other operations	(1,242)	(604)
Total	$(2,638)	$(4,083)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 1% and 3% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the nine-month periods ended September 30, 2016 and 2015, respectively.

Financing Activities

Consolidated cash used by financing activities was $835 million in the first nine months of 2016, compared with consolidated cash used by financing activities of $1.8 billion for the same period of 2015.

In September 2016, the Parent Company issued two series of senior notes totaling $700 million through a U.S. public debt offering. The first series, which totaled $300 million, bears interest at a fixed rate of 2.875% per annum, payable semi-annually, and has a 10-year maturity. The second series, which totaled $400 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and has a 30-year maturity.

In September 2016, the Parent Company entered into two series of senior unsecured term loan facilities totaling 30.0 billion yen. The first series, which totaled 5.0 billion yen, bears an interest rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin. The applicable margin ranges between .20% and .60%, depending on the Parent Company's debt ratings as of the date of determination. The second series, which totaled 25.0 billion yen, bears an interest rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin. The applicable margin ranges between .35% and .75%, depending on the Parent Company's debt ratings as of the date of determination.

In September 2016, we paid off 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we paid off 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

Cash returned to shareholders through dividends and treasury stock purchases was $1.7 billion during the nine-month period ended September 30, 2016, compared with $1.6 billion during the nine-month period ended September 30, 2015.

We were in compliance with all of the covenants of our notes payable and lines of credit at September 30, 2016.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2016	2015
Treasury stock purchases	$1,222	$1,081
Number of shares purchased:
Open market	18,774	17,421
Other	329	241
Total shares purchased	19,103	17,662

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2016	2015
Stock issued from treasury:
Cash financing	$37	$28
Noncash financing	47	49
Total stock issued from treasury	$84	$77
Number of shares issued	1,483	1,407

During the first nine months of 2016, we repurchased 18.8 million shares of our common stock for $1.2 billion as part of our share repurchase program. As of September 30, 2016, a remaining balance of 29.6 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase $1.4 billion of our common stock in 2016, with $1.2 billion already purchased in the first nine months of the year.

Cash dividends paid to shareholders were $.41 per share in the third quarter of 2016, compared with $.39 per share in the third quarter of 2015. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2016	2015
Dividends paid in cash	$492	$489
Dividends through issuance of treasury shares	19	19
Total dividends to shareholders	$511	$508

In October 2016, the board of directors declared the fourth quarter cash dividend of $.43 per share, an increase of 4.9% compared with the same period in 2015. The dividend is payable on December 1, 2016, to shareholders of record at the close of business on November 18, 2016.

Regulatory Restrictions

Aflac is domiciled in Nebraska and is subject to its laws and regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York and South Carolina, the domiciliary jurisdictions of the Parent Company's other insurance subsidiaries, Aflac New York and CAIC. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2016, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2016 in excess of $2.3 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in interest rates, we have two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our capital contingency plan.) We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. In the first quarter of 2015, Aflac Japan entered into a quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in our annual report to shareholders for the year ended December 31, 2015 for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) As of September 30, 2016, Aflac Japan's SMR remains high and reflects a strong capital position.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2016	2015
Aflac Japan management fees paid to Parent Company	$53	$36
Expenses allocated to Aflac Japan (in dollars)	80	78
Aflac Japan profit remittances to Aflac U.S. (in dollars)	1,084	1,436
Aflac Japan profit remittances to Aflac U.S. (in yen)	115.2	174.0
We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 25.0 billion yen of profit repatriation received from Aflac Japan in February 2016, resulting in $14 million less funds received when the yen were exchanged into dollars. We entered into foreign exchange forwards as part of a hedging strategy on 51.1 billion yen of the July 2016 repatriation, resulting in $33 million less funds received when the yen were exchanged into dollars. We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 14.7 billion yen of profit repatriation received in September 2016, resulting in $20 million less funds received when the yen were exchanged into dollars. Provided that capital conditions remain stable, we believe our financial strength in Japan positions us to repatriate in the range of 120.0 billion yen to 150.0 billion yen to the U.S. for the full year 2016.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2016, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,492,400		$57.29	3,492,400	44,879,158
February 1 - February 29	3,584,566		58.20	3,435,930	41,443,228
March 1 - March 31	3,229,684		62.07	3,224,000	38,219,228
April 1 - April 30	2,028,224		66.15	2,026,445	36,192,783
May 1 - May 31	1,929,098		68.97	1,929,098	34,263,685
June 1 - June 30	1,925,149		69.36	1,918,479	32,345,206
July 1 - July 31	918,411		72.99	918,300	31,426,906
August 1 - August 31	1,001,959		72.79	920,700	30,506,206
September 1 - September 30	911,184		72.68	908,600	29,597,606
Total	19,020,675	(2)	$63.94	18,773,952	29,597,606	(1)
(1)The total remaining shares available for purchase at September 30, 2016, consisted of 29,597,606 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2015.
(2)During the first nine months of 2016, 246,723 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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
Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1 (File No. 001-07434).

4.14
Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2 (File No. 001-07434).

4.15	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee - incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1 (File No. 001-07434).

4.16	-
First Supplemental Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.50% Subordinated Debenture due 2052) - incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.2 (File No. 001-07434).

10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2*		Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012.
10.3*		Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016.
10.4*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5 (File No. 001-07434).
10.5*	-
First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3 (File No. 001-07434).

10.6*	-
Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 - incorporated by reference from 2014 Form 10-K, Exhibit 10.4 (File No. 001-07434).

10.7*	-
Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.5 (File No. 001-07434).

10.8*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015, dated October 7, 2016.
10.9*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.10*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.11*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-
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

10.20*	-
U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17 (File No. 001-07434).

10.21*	-
Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18 (File No. 001-07434).

10.22*	-
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

10.24*	-
U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21 (File No. 001-07434).

10.25*	-
Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22 (File No. 001-07434).

10.26*	-
U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23 (File No. 001-07434).

10.27*	-
U.S. Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28 (File No. 001-07434).

10.28*	-
Japan Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29 (File No. 001-07434).

10.29*	-
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

10.33*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, as amended and restated, dated August 20, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.30 (File No. 001-07434).

10.34*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
10.35*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 - incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
10.36*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 4, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 4, 2016, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32	-	Certification of CEO and CFO dated November 4, 2016, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 4, 2016	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

November 4, 2016	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer