Form 10-K
period 2016-12-31
AFLAC INC
filed 2017-02-24
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Tokyo Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016, was $29,327,044,586.
The number of shares of the registrant’s common stock outstanding at February 15, 2017, with $.10 par value, was 401,426,860.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 1, 2017, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2016

i

As used in this report, “we,” “our,” “us” and “Registrant” refer to Aflac Incorporated.

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
Aflac Incorporated qualifies as a large accelerated filer within the meaning of Rule 12b-2 under the U.S. Securities Exchange Act of 1934 as amended (the Exchange Act). Our Internet address is aflac.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K. We make available, free of charge on the Investors portion of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after those forms have been electronically filed with or furnished to the Securities and Exchange Commission (SEC).

General Description
Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. Aflac Incorporated is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is voluntary supplemental and life insurance, which is marketed and administered through its subsidiary, American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). Most of Aflac's policies are individually underwritten and marketed through independent agents. Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business.
On December 2, 2016, we publicly announced that we will pursue the conversion of Aflac Japan from a branch structure to a subsidiary structure, with the subsidiary incorporated as a “Kabushiki Kaisha.” While the branch structure remains an acceptable legal form, the subsidiary structure has emerged as the more prevalent structure for both domestic and foreign companies operating in Japan. In addition, emerging global regulatory standards generally favor the subsidiary structure for foreign insurance and financial service companies. The adoption of this new organizational framework is expected to be tax-neutral and not to have a material impact on the daily operations of either Aflac Japan or Aflac U.S. as a result of this conversion. In addition, we expect to obtain enhanced flexibility in capital management and business development as a result of the conversion. We anticipate completion of the conversion in mid-2018.

Aflac offers voluntary insurance policies in Japan and the United States that provide a layer of financial protection against income and asset loss. We continue to diversify our product offerings in both Japan and the United States. Aflac Japan sells voluntary supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells voluntary supplemental insurance products including products designed to protect individuals from depletion of assets (accident, cancer, critical illness/care, hospital indemnity, fixed-benefit dental, and vision care plans) and loss-of-income products (life and short-term disability plans).

We are authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 71% of the Company's total revenues in 2016, compared with 70% in 2015 and 72% in 2014. The percentage of the Company's total assets attributable to Aflac Japan was 83% at both December 31, 2016 and 2015.
Reporting Segments
Aflac's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. Aflac Japan, which currently operates as a branch of Aflac, is the principal contributor to the Parent Company’s consolidated earnings. The conversion of Aflac Japan to a subsidiary structure is not expected to affect our segment reporting structure.
For information on our results of operations and financial information by segment, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

Foreign Currency Translation
Aflac Japan’s premiums and approximately half of its investment income are received in yen. Claims and most expenses are paid in yen, and we purchase yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. For information regarding the effect of currency fluctuations on our business, see the Foreign Currency Translation and Market Risks of Financial Instruments - Currency Risk subsections of MD&A and Notes 1 and 2 of the Notes to the Consolidated Financial Statements in this report.

Insurance Premiums
The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $19.2 billion in 2016, $17.6 billion in 2015, and $19.1 billion in 2014. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2016	2015	2014
Annualized premiums in force, beginning of year	$19,173	$18,894	$20,440
New sales, including conversions	2,527	2,484	2,513
Change in unprocessed new sales	(46)	(41)	13
Premiums lapsed and surrendered	(2,102)	(2,104)	(2,146)
Other	(351)	(56)	(29)
Foreign currency translation adjustment	483	(4)	(1,897)
Annualized premiums in force, end of year	$19,684	$19,173	$18,894
Japan
We translate Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2016	2015	2014	2016	2015	2014
Annualized premiums in force, beginning of year	$13,413	$13,226	$14,870	1,617	1,594	1,567
New sales, including conversions	1,045	997	1,080	114	121	115
Change in unprocessed new sales	(46)	(41)	13	(5)	(5)	1
Premiums lapsed and surrendered	(623)	(578)	(695)	(68)	(70)	(74)
Other	(484)	(187)	(145)	(52)	(23)	(15)
Foreign currency translation adjustment	483	(4)	(1,897)	0	0	0
Annualized premiums in force, end of year	$13,788	$13,413	$13,226	1,606	1,617	1,594
For further information regarding Aflac Japan's financial results and sales, see the Aflac Japan Segment subsection of MD&A in this report.

U.S.
The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2016	2015	2014
Annualized premiums in force, beginning of year	$5,760	$5,668	$5,570
New sales, including conversions	1,482	1,487	1,433
Premiums lapsed	(1,479)	(1,526)	(1,451)
Other	133	131	116
Annualized premiums in force, end of year	$5,896	$5,760	$5,668

For further information regarding Aflac's U.S. financial results and sales, see the Aflac U.S. Segment subsection of MD&A in this report.

Insurance Products

Aflac Japan	Aflac U.S.
Third Sector Insurance	Cancer
Cancer	Accident
Medical	Short-Term Disability
Income Support	Critical Illness
First Sector Insurance	Hospital Indemnity
Life	Dental
Protection	Vision
Term	Life (Term, Whole)
Whole
Savings
Hybrid (WAYS)
Child Endowment

Japan
Aflac Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs have been shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products.
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical insurance products. Aflac pioneered the cancer insurance market in Japan in 1974, and we remain the number one provider of cancer insurance in Japan today. Over the years, we’ve customized our cancer insurance product to respond to, and anticipate, the needs of our consumers and the advances in medical treatments. The cancer insurance plans we offer in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and benefits for treatment received due to internal cancer such as fixed daily benefits for hospitalization, outpatient services and convalescent care, and surgical and terminal care benefits. In September 2014, Aflac Japan introduced New Cancer DAYS, a new cancer insurance product which provides enhanced coverage, including outpatient treatments and multiple cancer occurrence benefits. At the same time, premiums for this product have been lowered for most ages compared to prior plans. In October 2014, Aflac Japan introduced a unique Aflac-branded cancer insurance product for Japan's postal system, Japan Post (see the Distribution - Japan section for background information). In March 2016, we launched a cancer insurance product that offers protection to customers who have survived cancer. As the number one provider of cancer insurance in Japan, we believe these products further strengthen our brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to manage cancer-related costs.

In early 2002, we introduced EVER, a stand-alone, whole-life medical insurance product which offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction, we have expanded our suite of EVER product offerings to appeal to specific types of Japanese consumers and achieve greater market penetration. In June 2015, we upgraded our EVER insurance product to include riders to be associated with three critical illnesses (cancer, heart attack, and stroke) to better respond to consumer’s needs for coverage of serious illnesses. These riders provide policyholders with a benefit upon the diagnosis for those three critical illnesses, waiver of premium payment thereafter and unlimited hospital days for such critical illnesses. Gentle EVER, our non-standard medical insurance product, is designed to meet the needs of certain consumers who cannot qualify for our base EVER plan. An upgrade to our Gentle EVER insurance product, released in July 2012, included expanded benefits and an attached advanced medical care rider. In March 2016, we made revisions to our Gentle EVER insurance product to enhance its alignment with changing customer needs.

We believe that the affordable cancer and medical insurance products Aflac Japan provides will continue to be an important part of our product portfolio. Nevertheless, as we continue our long history of product innovation, Aflac Japan's product portfolio has expanded beyond traditional health-related products.

In July 2016, we launched a new third sector product called Income Support Insurance. This product provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury and was developed to supplement the disability coverage within Japan’s social security system. This product targets young to middle-aged consumers, and by focusing our efforts on this demographic, we believe we are building relationships that lay the groundwork for the sale of our cancer and medical insurance later in life to the Income Support policyholders.

While Aflac Japan continues to offer life insurance and other first sector products, we have decreased sales of first sector savings products, such as WAYS, child endowment and annuities, in 2016 in light of the negative interest-rate environment in Japan. We continue to monitor interest rates and their effects on our first sector business. We believe that the measures taken to date, including lowering assumed interest rates or increasing premiums, are appropriate in response to interest rates and that life insurance continues to provide cross-selling opportunities for our third sector products such as cancer and medical insurance. Some of the life insurance products that we offer in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders, providing a mix of term and whole life coverage. Our WAYS insurance product has features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. In November 2016, we lowered the assumed interest rate for WAYS reflecting the continued low interest rate environment, consistent with our desire to de-emphasize first-sector sales and bolster profitability. Also in November 2016, Aflac Japan halted the offering of traditional fixed-income annuities. Aflac Japan's child endowment insurance product offers a death benefit until a child reaches age 18. It also pays a lump-sum benefit at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education. In January 2017, we increased the premium level of this product reflecting the continued low interest rate environment.

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

Aflac U.S. offers short-term disability benefits on both an individual and group basis. In 2013 and 2014, we introduced a completely redesigned group short-term disability product with enhanced benefit options and higher income replacement amounts.

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

Aflac U.S. offers coverage for critical care on both an individual and group basis. These policies are designed to protect against losses resulting from critical illnesses such as heart attack, stroke, or cancer. On an individually underwritten basis we offer cancer plans, critical illness plans, and critical care and recovery plans (formerly called specified health event). On a group basis we offer critical illness plans. In 2015, an updated group critical illness plan was introduced that provides benefits for 30 additional conditions in addition to more consumer options.

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Our hospital indemnity products provide policyholders fixed dollar benefits triggered by hospitalization due to accident or sickness, or just sickness alone. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic events, are also available. We also offer a lump sum rider than can be added to our individual accident, short-term disability and hospital indemnity products. This rider, where available, provides a lump sum payment for a range of critical illness events including traumatic brain injury, Type 1 diabetes, advanced Alzheimer’s disease and many more. In January 2016, a new group hospital indemnity plan was introduced that includes 11 new benefits, including telemedicine and health screening. This plan provides flexibility, allowing our clients to personalize their plan designs to complement the underlying medical coverage that is offered to employees.

Aflac U.S. offers additional coverages to those listed above, including dental, vision and life policies. Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. Aflac U.S. offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight as well as coverage for corrective eye materials and exam benefits. Aflac U.S. also offers term- and whole-life policies on both an individual and group basis.

For additional information on Aflac's U.S. products and composition of sales, see the Aflac U.S. Segment subsection of MD&A in this report.

Distribution Channels

Aflac Japan	Aflac U.S.
Individual/ Independent Corporate Agencies	Independent Associates
Affiliated Corporate Agencies	Brokers
Banks

Japan

The traditional channels through which we have sold our products consist of individual agents/agencies, independent corporate agencies, and affiliated corporate agencies. The individual agencies and independent corporate agencies that sell our products give us better access to workers at a vast number of small businesses in Japan. Agents' activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Affiliated corporate agencies are originally formed when companies establish subsidiary businesses to sell our insurance products to their employees as part of a benefit package, and then expand to sell our products to other parties such as suppliers and customers. These agencies help us reach employees at large worksites, and some of them are also successful in approaching customers outside their business groups. We believe that new agencies will continue to be attracted to Aflac Japan's competitive commissions, attractive products, superior customer service and strong brand image.

We have sold our products to employees of banks since our entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell our type of insurance products to their customers. By the end of 2016, we had agreements with approximately 90% of the total number of banks in Japan, to sell our products. We believe we have more banks selling our supplemental health insurance products than any of our competitors. Japanese consumers rely on banks to provide traditional bank services, and also to provide insurance solutions and other services. We believe our long-standing and strong relationships within the Japanese banking sector, along with our strategic preparations, have proven to be an advantage, particularly starting when this channel opened up for our products. Our partnerships throughout the banking sector provide us with a wider demographic of potential customers than we would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers.
In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, we began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed Japan’s legislature, the Diet, in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) in October 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand the partnership that was established in 2008. At the end of June 2014, Japan Post Insurance (Kampo) received approval from Japan’s primary insurance regulator, the Financial Services Agency (FSA), to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products through all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer insurance product for Japan Post and Kampo that was introduced in October 2014. In the fourth quarter of 2014, the number of postal outlets selling our cancer insurance products expanded to approximately 10,000, and beginning in July 2015, Japan Post expanded the number of post offices that offer Aflac's cancer insurance products to more than 20,000 postal outlets. We believe this alliance with Japan Post, which is included in our affiliated corporate agencies distribution channel, has benefited and will further benefit our cancer insurance sales.

For additional information on Aflac Japan's distribution, see the Aflac Japan Segment subsection of MD&A in this report.
U.S.
As of December 31, 2016, our U.S. sales force was composed of sales associates and brokers who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance.

Sales associates and brokers are independent contractors and are paid commissions based on first-year and renewal premiums from their sales of insurance products. In addition to receiving commissions on personal production, district and regional sales coordinators may also receive override commissions and incentive bonuses.
We believe that changes we made to our career and broker management infrastructure over the last 30 months are laying the foundation for expanded long-term growth opportunities. During 2014, Aflac U.S. implemented tactical initiatives centered around providing competitive compensation to our career agent sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures were designed to more effectively link sales management's success to Aflac's success. For example, we enhanced compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we eliminated the commission-based position of state sales coordinator. To better manage our state operations, we introduced the new position of market director, effective October 1, 2014. Market directors are salaried with the opportunity to earn sales-related bonuses. We believe these changes have enhanced and will continue to enhance performance management and better align compensation with new business results.

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

Competition
Japan
In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, we faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since we entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. The second period began in 2001 when all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on our growth of annualized premiums in force and agencies, we do not believe that our market-leading position has been significantly impacted by increased competition. Furthermore, we believe the continued development and maintenance of operating efficiencies will allow us to offer affordable products that appeal to consumers. Aflac is the largest life insurer in Japan in terms of cancer and medical policies in force. As of December 31, 2016, we exceeded 24 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 15 million cancer policies in force as of December 31, 2016. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2016. We believe we will remain a leading provider of cancer insurance coverage in Japan, principally due to our experience in the market, low-cost operations, expansive marketing system (see Distribution - Japan above) and product expertise.

We have also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that we have seen in the medical insurance market and offered new products, we endeavor to make our products stand out for their value to consumers.

U.S.
Aflac competes against several voluntary supplemental insurance carriers on a national and regional basis. We believe our policies, premium rates, and sales commissions are competitive by product type. Moreover, we believe that Aflac products are distinct from competitive offerings given our product focus (including features, benefits, and our claims service model), distribution capabilities, and brand awareness. For many companies with which we compete, voluntary supplemental insurance products are sold as a secondary business. A growing number of major medical and life insurance carriers are also entering into the voluntary supplemental insurance market. For Aflac, supplemental insurance products are our primary business and are sold via a distribution network of independent sales associates and brokers (see U.S. Distribution above). Aflac's advertising campaigns have increased our name awareness and understanding by consumers and businesses of the value our products provide.

Both private and publicly-traded insurers offer major medical insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis to accounts that are both fully and self-insured. The federal and state governments also pay substantial costs of medical treatment through various programs. Major medical insurance generally covers a substantial portion of the medical expenses incurred by an insured. Aflac policies are designed to provide coverage that supplements major medical insurance by paying cash directly to the policyholder to use for expenses their major medical insurance is not designed to cover. Thus, we do not compete directly with major medical insurers except those who sell supplemental insurance products as a secondary business. Any reduction of coverage, increase in employee participation costs, or increased deductibles and copayments by major medical commercial or government insurance carriers could favorably affect our business opportunities. Since the implementation of the Affordable Care Act (ACA) beginning in 2010, some employers have shifted a larger burden of the cost of care to their employees, primarily through increases in premiums, copays, and/or deductibles. Since Aflac products provide an additional level of financial protection for policyholders, we believe the increased financial exposure some employees may face creates a favorable opportunity for our products. However, given the profitability erosion some major medical carriers are facing in their core lines of business, we have seen a more competitive landscape as they seek entry into Aflac's supplemental product segments in an effort to offset this impact.

One Day PaySM is a claims initiative that we have introduced at Aflac U.S. to process, approve and pay eligible claims in just one day. We believe that along with our brand and relevant products, this claims practice has helped Aflac stand out from competitors.

Investments and Investment Results
Net investment income was $3.3 billion in 2016, $3.1 billion in 2015 and $3.3 billion in 2014. The increase in the reported net investment income in U.S. dollar terms for 2016 compared to 2015 was primarily due to translation of yen-denominated income. In 2016, we continued to address the challenge of investing in this low-interest-rate environment by increasing our allocation to higher yielding asset classes, while still adhering to our strategic asset allocation. For further information on our investments and investment results, see the Insurance Operations and Analysis of Financial Condition sections of MD&A and Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements in this report.

Regulation

Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to variable interest entities (VIEs); different accounting applies to reinsurance; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $5.6 billion at December 31, 2016, compared with $4.7 billion at December 31, 2015.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2016, Aflac Japan's solvency margin ratio (SMR) was 945%, compared with 828% at December 31, 2015. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. In 2015, Aflac Japan made additional investments in yen-denominated public equity securities and in 2016 invested in U.S. dollar-denominated public equity securities, thereby adding sensitivity to equity market fluctuations. See the Capital Resources and Liquidity Section of MD&A for a discussion of measures we have taken to mitigate the sensitivity of Aflac Japan's SMR.

We typically repatriate a portion of Aflac Japan's accumulated earnings, as determined on a Japanese regulatory accounting basis, to Aflac U.S. provided that Aflac Japan has adequately protected policyholders' interests as measured by its SMR. The FSA may not allow profit repatriations to Aflac U.S. if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. In the near term, we do not expect these requirements to adversely affect the funds available for profit repatriations, nor do we expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company. Upon conversion of Aflac Japan to a subsidiary structure, which we anticipate completing in mid-2018, the new subsidiary will distribute dividends instead of internal profit repatriation. Such dividends will be subject to permitted dividend capacity under the Japan Company Law.

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

As a branch of our principal insurance subsidiary, Aflac Japan is also subject to regulation and supervision in the United States (see U.S. Regulation below). For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

U.S.
General
The Parent Company and its insurance subsidiaries, Aflac (a Nebraska-domiciled insurance company), American Family Life Assurance Company of New York (Aflac New York, a New York-domiciled insurance company) and CAIC (redomiciled from South Carolina to Nebraska effective December 2016) are subject to state regulations in the United States as an insurance holding company system. Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries, and material transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.
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
The insurance laws of Nebraska that govern Aflac's activities provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, the Parent Company) must generally file with the Nebraska Department of Insurance (NDOI) an application for change of control containing certain information required by statute and published regulations and provide a copy to Aflac. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Similar laws apply in New York, the domiciliary jurisdiction of the Parent Company's Aflac New York insurance subsidiary.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2016, full-scope, risk-focused financial examinations were conducted by the NDOI, New York Department of Financial Services (NYDFS), and the South Carolina Department of Insurance (SCDOI) on their state domiciled insurance entities American Family Life Assurance Company of Columbus, American Family Life Assurance Company of New York, and Continental American Insurance Company, respectively. The NDOI and NYDFS exams covered a four-year period ending December 31, 2015, whereas the SCDOI exam covered a five-year period ending December 31, 2015. There were no material findings contained in the NDOI and SCDOI final exam report. The exam report from the NYDFS has not been finalized as of January 2017.

The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization and principles-based reserving, and recommends changes and revisions for adoption by state legislators and insurance departments. The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2016, based on year-end statutory accounting results, Aflac's company action level RBC ratio was 894%.

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

Reform Legislation

Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. For example, the ACA, federal health care reform legislation, gave the U.S. federal government direct regulatory authority over the business of health insurance. The reform included major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation included an individual medical insurance coverage mandate, provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2020. The legislation also included changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. At this time it is unclear whether implementation of the ACA will continue. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. We believe that the ACA, as enacted, does not require material changes in the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.

Dodd-Frank Act

Title VII of the Dodd-Frank Act and regulations issued thereunder, in particular rules to require central clearing and collateral for certain types of derivatives, may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan. In 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as Aflac. Such rules, as well as similar regulations in Europe, become effective on March 1, 2017 and may result in more stringent collateral requirements or affect other aspects of Aflac's derivatives activity.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

In the 115th Congress, several proposals have been introduced to reform the Dodd-Frank Act, including proposals to limit or repeal the Financial Stability Oversight Council's (the Council) ability to designate nonbank financial companies as

Systemically Important Financial Institutions (SIFI), eliminate the FIO, and increase Congressional oversight of the regulation issuing process. The new presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act. We cannot predict with any degree of certainty what impact, if any, such proposals will have on our U.S. business, financial condition, or results of operations.

Further Information

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

Other Operations
Our other operations include the Parent Company, results of reinsurance retrocession activities, and a printing subsidiary. For additional information on our other operations, see the Other Operations subsection of MD&A and Note 8 in the Notes to the Consolidated Financial Statements.
Employees
As of December 31, 2016, Aflac Japan had 4,958 employees, Aflac U.S. had 4,944 employees, and our other operations had 310 employees.

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990	65

Paul S. Amos II	President, Aflac, since 2007; Chief Operating Officer, U.S. Operations, Aflac, from 2006 until 2013	41

Koji Ariyoshi	Executive Vice President, Director of Sales and Marketing, Aflac Japan, since 2012	63

Kriss Cloninger III	President, Aflac Incorporated, since 2001; Chief Financial Officer, Aflac Incorporated and Aflac, from 1992 until 2015; Treasurer, Aflac Incorporated, from 2001 until 2015; Executive Vice President, Aflac, since 1993	69

Frederick J. Crawford	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2015; Executive Vice President, Chief Financial Officer, CNO Financial Group from 2012 until 2015; Executive Vice President, Head of Investment and Corporate Development, Lincoln Financial Group from 2010 until 2012	53

J. Todd Daniels	Executive Vice President, Chief Actuary, Aflac Incorporated, since 2016; Global Chief Risk Officer, Aflac Incorporated, since 2016; Senior Vice President, Chief Actuary, Aflac, from 2015 until 2016; Global Chief Risk Officer, Aflac, from 2014 until 2016; Senior Vice President, Deputy Corporate Actuary, Aflac, from 2012 until 2014; Vice President, Financial Planning and Analysis, Aflac, from 2011 until 2012	46

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, from 2011 until 2015	50

Kenneth S. Janke	Executive Vice President, Corporate Finance and Development, Treasurer, Aflac Incorporated and Aflac, since 2015; Executive Vice President, Deputy Chief Financial Officer, Aflac Incorporated, from 2010 until 2015; President, Aflac U.S., from 2013 until 2014	58

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; First Senior Vice President, Global Chief Investment Officer, Aflac, from 2011 until 2012	56

Charles D. Lake II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	55

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Corporate Services, Aflac Incorporated, from 2008 until 2014	52

Teresa L. White	President, Aflac U.S., since 2014; Executive Vice President, Chief Operating Officer, Aflac, from 2013 until 2014; Executive Vice President, Chief Service Officer, Aflac, from 2012 until 2013; Executive Vice President, Chief Administrative Officer, Aflac, from 2008 until 2013	50

Robin Y. Wilkey	Senior Vice President, Investor and Rating Agency Relations, Aflac Incorporated, since 2010	58

Hiroshi Yamauchi	President, Chief Operating Officer, Aflac Japan, since 2015; Executive Vice President, Aflac Japan, from 2012 until 2014	65
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

In recent years, global capital markets have been severely impacted by several major events. The financial crisis that began in the latter part of 2008 saw dramatic declines in investment values and weak economic conditions as the global financial system came under extreme pressure. Although U.S. markets began recovering in late 2009 and 2010, Europe continued to struggle under a severely weakened banking system and investor concerns with sovereign debt levels. Following a period of unprecedented intervention by governments and central banks, including the U.S. Federal Reserve and European Central Bank (ECB), financial conditions improved from the dire conditions of the global financial crisis, global recession, and European debt crisis. Recently, global markets have experienced materially higher levels of market volatility due to concerns including changes in the market’s perception of global growth, additional ECB intervention, a British exit from the European Union (EU) (Brexit), uncertainty surrounding Japan’s continued recovery amidst assorted policy changes, significant declines in global commodity prices including oil, divergent monetary policies in the United States versus many other developed economies, a newly elected U.S. president, and heightened concerns surrounding the Chinese economy.

As we hold a significant amount of fixed maturity and perpetual securities issued by borrowers located in many different parts of the world, including a large portion issued by banks and financial institutions, sovereigns, and other corporate borrowers in the United States and Europe, our financial results are directly influenced by global financial markets. A retrenchment of the recent improvements in overall capital market health could adversely affect our financial condition, including our capital position and our overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by increases in interest rates or credit spreads, defaults in payment of principal or interest, or credit rating downgrades.

Following the election of Shinzo Abe as Prime Minister of Japan in December 2012, the new administration adopted a new set of financial measures to stimulate the Japanese economy, including imposing negative interest rates on excess bank reserves. In a December 2014 snap-election, the ruling Liberal Democratic Party (LDP) won a landslide victory, further strengthening Mr. Abe's ability to implement economic reform and address key policy challenges. The Japanese financial markets reacted with even lower rates on Japanese Government bonds, large increases in Japanese equity market values, and a weakening of the yen relative to the U.S. dollar. More recently, as the Bank of Japan (BoJ) has signaled to hold its policy rate at zero, the Japan Government Bond (JGB) yield curve has steepened producing higher rates on longer maturity Japanese Government bonds.

Japan is the largest market for our products and we own substantial holdings in JGBs. Government actions to stimulate the economy affect the value of our existing holdings, our reinvestment rate on new investments in JGBs or other yen denominated assets, and consumer behavior relative to our suite of products. The additional government debt from fiscal stimulus actions could contribute to a weakening of the Japan sovereign credit profile and result in further rating downgrades at the credit rating agencies. This could lead to additional volatility in Japanese capital and currency markets.

Our investment portfolio owns sizeable credit positions in many other geographic areas of the world including the Middle East, Latin America, Asia, and other emerging markets. Deterioration in their underlying economies, sovereign credit worthiness, or financial market conditions could negatively impact our financial position.

While we have continued to add floating rate investments to our investment portfolio, most of our investment portfolio holdings are income-producing bonds that provide a fixed level of income. Many of our investments were made at the relatively low level of interest rates prevailing the last several years. Any increase in the market yields of our holdings due to an increase in interest rates could create substantial unrealized losses in our portfolio, as discussed further in a separate risk factor in this section of the Form 10-K.

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
We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments, such as those recently experienced in Japan and the United States, have reduced the level of investment income earned by the Company. Our overall level of investment income will be negatively impacted in a persistent low-interest-rate environment. While we generally seek to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities. Our exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time our products were priced and the related reserving assumptions were established. A sustained decline in interest rates could hinder our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued. Due to low interest rates, our ability to earn the returns we expect may also influence our ability to develop and price attractive new products and could impact our overall sales levels. Our first sector products are more interest rate sensitive than third sector products. The recent negative interest rate imposed by the Bank of Japan on excess bank reserves could have a negative impact on the distribution and pricing of these products.
A rise in interest rates could improve our ability to earn higher rates of return on future investments, as well as floating rate investments held in our investment portfolio. However, an increase in the differential of short-term U.S. and Japan interest rates would increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on our business, results of operations or financial condition.

Changes in interest rates have a direct impact on the fair values of fixed securities in our investment portfolio; however, they do not have a direct impact on the related valuation of the corresponding liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk of future increases in interest rates because an increasing proportion of our investment portfolio includes investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates could decrease the fair value of our debt and perpetual securities. Some of the insurance products that Aflac sells in the United States and Japan provide cash surrender values. A rise in interest rates could trigger significant policy lapsation which might require the Company to sell investment assets and recognize unrealized losses. This situation is commonly referred to as disintermediation risk. We generally invest our assets to match the duration and cash flow characteristics of our policy liabilities, and therefore would not expect to realize most of these gains or losses, however, our risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control will reduce the effectiveness of this strategy. These events or economic conditions could either cause us to dispose of some or all of these investments prior to their maturity, or increase the risk that the issuers of these securities may default or may require impairment, which could result in our having to recognize such gains or losses.
Rising interest rates also negatively impact the SMR since unrealized losses on the available-for-sale investment portfolio factor into the ratio. For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's earnings and corresponding repatriation and capital deployment.
Further, interest rate risk is still an inherent portfolio, business and capital risk for us, and significant changes in interest rates could have a material adverse effect on our consolidated results of operations, financial condition or cash flows through realized losses, impairments, changes in unrealized positions, and liquidity.

For more information regarding interest rate risk, see the Interest Rate Risk subsection within the Market Risks of Financial Instruments section of MD&A in this report.

Our concentration of business in Japan poses risks to our operations.
Our operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 71% of our total revenues for 2016, compared with 70% in 2015 and 72% in 2014. The Japanese operations accounted for 83% of our total assets at both December 31, 2016 and 2015.

Further, because of the concentration of our business in Japan and our need for long-dated yen-denominated assets, we have a substantial concentration of JGBs in our investment portfolio. As such we have material exposure to the Japanese economy, geo-political climate, political regime, and other factors that generally determine a country's creditworthiness. Specifically, the nationally recognized statistical rating organizations (NRSROs, or "rating agencies"), credit rating agencies registered with the SEC, have placed increased scrutiny on JGBs, which are a significant component of the Company’s overall investment portfolio, resulting in downgrades as discussed later in this Risk Factors section. The NAIC is also considering changes to investment risk factors. Any negative developments by the NRSROs or NAIC in these areas could result in increased capital requirements for the Company.

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

Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. Aflac Japan's premiums and approximately half of its investment income are received in yen. Claims and most expenses are paid in yen, and we purchase yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported financial position and results of operations. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income. As a result, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the dollar will generally adversely affect the value of our yen-denominated investments in dollar terms. Foreign currency translation also impacts the computation of our risk-based capital ratio because Aflac Japan is consolidated in our U.S. statutory filings due to its status as a branch. Our required capital, as determined by the application of risk factors to our assets and liabilities, is proportionately more sensitive to changes in the exchange rate than our total adjusted capital. As a result, when the yen strengthens relative to the dollar, our RBC and SMR is suppressed. We engage in certain foreign currency hedging activities for the purpose of hedging the yen exposure to our net investment in our branch operations in Japan. These hedging activities are limited in scope and we cannot provide assurance that these activities will be effective.

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

Failure to execute or implement the conversion of the Japan branch to a legal subsidiary could adversely affect our business, results of operations, or financial position.

The implementation of the Japan Branch conversion to a legal subsidiary is a complex undertaking and involves a number of risks, including additional costs, information technology-related delays and problems, personnel loss, regulatory law changes, legal and regulatory requirements, changes to our operations, and management distraction. Many aspects of these transactions are subject to regulatory approvals from a number of different jurisdictions. We may not obtain needed regulatory approvals in the timeframe anticipated or at all, which could delay or prevent us from realizing the anticipated benefits of this transaction. Changes to regulatory laws before the completion of the transaction could result in significant costs or reduction in capital. The transaction or the related regulatory approvals may entail modifications of certain aspects of our operations, which could result in additional costs or reduce net earnings. Any of these risks, if realized, could result in a material adverse effect on our business, results of operations or financial condition.

Lack of availability of acceptable yen-denominated investments could adversely affect our results of operations, financial position or liquidity.
We attempt to match both the duration and currency of our assets with our liabilities. This is very difficult for Aflac Japan due to the lack of available long-dated yen-denominated fixed income instruments.

Prior to the financial crisis of 2008, the Company was focused on investing cash flows in JGBs, which had relatively low yields, and utilizing private placement and perpetual securities to gain additional yield, extend the duration of the investment portfolio, and maintain yen exposure. Given call activity, with respect to certain of the Company's legacy private placement investments, the Company has recently added a modest amount of yen-denominated private placements to its investment portfolio. The investment in private placements and legacy perpetual securities carries risk associated with illiquidity, which is managed and monitored by the Company.

Starting in 2012, Aflac Japan augmented its investment strategy to include U.S. dollar-denominated investments which could then be hedged back to yen. Initially this program focused on public investment-grade bonds but has evolved over time to include U.S. dollar-denominated investment-grade commercial mortgage loans and infrastructure debt, high yield bonds, loan receivables and U.S. equity securities. As of December 31, 2016, Aflac Japan held approximately $22.4 billion in U.S. dollar-denominated investments, at amortized cost, and approximately $16.0 billion of notional in foreign currency forwards and options to hedge principal currency risk. We plan to continue adding other instruments denominated in U.S. dollars, including floating rate investments, to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that we anticipate adding have less liquidity than investment-grade corporate bonds. These strategies will continue to increase our exposure to U.S. interest rates, credit spreads and other risks. We have increased foreign exchange risk exposure as the comprehensive hedging program may not always correlate to the underlying U.S. dollar-denominated assets, thereby increasing earnings volatility. These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

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

Our business depends in large part on our technology systems for interacting with employers, policyholders, sales associates, and brokers, and our business strategy involves providing customers with easy-to-use products to meet their needs and ensuring employees have the technology in place to support those needs. Some of our information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards (including adequate business continuity procedures). We are in a continual state of upgrading and enhancing our business systems; however, these changes tend to challenge our complex integrated environment. Our success is dependent in large part on maintaining or improving the effectiveness of existing systems and continuing to develop and enhance information systems that support our business processes in a cost-efficient manner. If we do not maintain the effectiveness of our systems, our operations and reputation could be adversely affected and we could be exposed to litigation as well as to regulatory proceedings and fines or penalties.

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

The financial crisis also resulted in new government regulation, including the Dodd-Frank Act. This significant legislation, intended to reduce risk of another crisis, contains multiple provisions that could impact our business as rules are finalized and implemented. While it is difficult to isolate the impact of Dodd Frank from other government and central bank actions and general market conditions since the financial crisis, we believe that the Dodd-Frank Act, in particular bank capital requirements, limits on proprietary trading and derivatives regulation, has affected the value of our holdings in banks and other financial institutions, and impacted pricing, liquidity, and our general ability to conduct financial and capital market transactions. The process of implementing the Dodd-Frank Act is ongoing and continues to involve additional rulemaking from time to time. The new presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act. We cannot predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations, particularly given the election of a new U.S. president in November 2016.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering, security breaches or other cyber-attacks, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of our intellectual property or proprietary information. Although the minor data leakage issues we have experienced to date have not had a material effect on our business, interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business. In addition, the costs to address or remediate system interruptions or security threats and vulnerabilities, whether before or after an incident, could be significant. While we continue to invest in the infrastructure of our data security programs, we have been, and will likely continue to be, the target of unauthorized access, cyber-attacks, computer viruses or other malicious codes, or other computer-related penetrations.

We operate in an industry that is subject to ongoing changes.
We operate in a competitive environment and in an industry that is subject to ongoing changes from market pressures brought about by customer demands, legislative reform, marketing practices and changes to health care and health insurance delivery. These factors require us to anticipate market trends and make changes to differentiate our products and services from those of our competitors. We also face the potential of competition from existing or new companies in the United States and Japan that have not historically been active in the supplemental health insurance industry but some of which have greater financial, marketing and management resources than we do. Failure to anticipate market trends and/or to differentiate our products and services can affect our ability to retain or grow profitable lines of business.

Further, as employers and brokers are increasingly requesting a full-suite of products from one insurance provider, a failure to react and adapt to these demands could result in decreased sales or market share. Similarly, a failure to meet evolving customer demands through innovative product development, effective distribution channels, and continuous investment in our technology could result in lower revenues and less favorable policy terms and conditions, which could adversely affect our operating results.

If we fail to comply with restrictions on patient privacy and information security, including taking steps to ensure that our third-party service providers and business associates who access, store, process or transmit sensitive patient information maintain its security, integrity, confidentiality and availability, our reputation and business operations could be materially adversely affected.

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
Even though we provide for appropriate protections through our contracts and perform information security risk assessments of our third-party service providers and business associates, we still have limited control over their actions and practices. In addition, despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. The U.S. Congress and many states are considering new privacy and security requirements that would apply to our business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models, the development of new administrative processes, and the effects of potential noncompliance by our business associates. They also may impose further restrictions on our collection, disclosure and use of patient identifiable data that are housed in one or more of our administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss, theft or other unauthorized disclosure of sensitive or confidential member information, whether by us or by one of our third parties, could have a material adverse effect on our business, reputation and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding our privacy and security practices; adverse actions against our licenses to do business; and injunctive relief.
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
Regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on our financial condition and results of operations. This risk is particularly relevant in 2017 as a new presidential administration begins in the United States which has expressed interest in making significant changes in specific areas of the regulatory landscape in the United States.

Various forms of federal oversight and regulation of insurance were signed into law by the prior administration. For example, the ACA gave the U.S. federal government direct regulatory authority over the business of health insurance and made significant changes to the U.S. health care insurance marketplace, including the imposition of an individual medical insurance coverage mandate, penalties on certain employers for failing to provide adequate coverage, the creation of health insurance exchanges, and proscriptions regarding coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. These changes, directed toward major medical health insurance coverage that Aflac does not offer, may or may not continue to be implemented over the next several years in light of the commencement of a new U.S. presidential administration in January 2017. We believe that the ACA, as currently in force, will not require us to materially change the design of our insurance products. However, indirect consequences of the continuation, modification or partial or full repeal of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.

The process of implementing the Dodd-Frank Act is ongoing and continues to involve additional rulemaking from time to time. The new presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act. We cannot predict with any degree of certainty what impact, if any, the Dodd-Frank Act will have on our U.S. business, financial condition, or results of operations, particularly given the election of a new U.S. president in November 2016.

Changes in domestic or foreign tax laws or interpretations of such laws could increase our corporate taxes and reduce our earnings. Additionally, global budget deficits make it likely that governments’ need for additional revenue will result in future tax proposals that will increase our effective tax rate. However, it remains difficult to predict the timing and effect that future tax law changes could have on our earnings both in the United States and in foreign jurisdictions, particularly in light of the election of a new U.S. president in November 2016.
Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition and results of operations.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities, perpetual securities and loan receivables in our investment portfolio may reduce our earnings and capital position.
We are subject to the risk that the issuers and/or guarantors of fixed maturity securities, perpetual securities and loan receivables we own may default on principal or interest. A significant portion of our portfolio represents an unsecured obligation of the issuer, including some that are subordinated to other debt in the issuer’s capital structure. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay our holdings. This can include changes in the global economy, the company's assets, strategy, or management, shifts in the dynamics of the industries in which they compete, their access to additional funding, and the overall health of the credit markets. Factors unique to our securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of our holdings.

Most of our investments carry a rating by one or more of the NRSROs. Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our portfolio. We employ a team of credit analysts to monitor the creditworthiness of the issuers in our portfolio. Any credit-related declines in the fair value of positions held in our portfolio we believe are not temporary in nature will negatively impact our net income and capital position through impairment and other credit related losses. These losses would also affect our solvency ratios in the United States and Japan. Aflac Japan has certain regulatory accounting requirements for realizing impairments that could be triggered by credit-related losses, which may be different from U.S. GAAP and statutory requirements. These impairment losses could negatively impact Aflac Japan's earnings, and the corresponding repatriation and capital deployment.

We are also subject to the risk that any collateral providing credit enhancement to our positions could deteriorate. These instruments may include senior secured first lien loans, such as commercial mortgage loans, bank loans, middle market loans, and loan-backed securities where the underlying loan or collateral notes may default on principal, interest, or other payments, causing an adverse change in cash flows to the positions held in our investment portfolio.

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

We are exposed to sovereign credit risk through instruments issued directly by governments and government entities as well as banks and other institutions that rely in part on the strength of the underlying government for their credit quality. In addition to the United States and Japan, many governments, especially in Europe, have been subject to rating downgrades due to the need for fiscal and budgetary remediation and structural reforms, reduced economic activity, and investment needed to support banks or other systemically important entities. Additional downgrades or default of our sovereign issuers will have a negative impact on our portfolio and could reduce our earnings and capital.

In addition to our exposure to the underlying fundamental credit strength of the issuers of our fixed maturity and perpetual securities and the underlying risk of default, we are also exposed to the general movement in credit market spreads. A widening of credit spreads could reduce the value of our existing portfolio, create unrealized losses on our investment portfolio, and reduce our adjusted capital position which is used in determining the SMR in Japan. This widening of credit spreads could, however, increase the net investment income on new credit investments. Conversely, a tightening of credit spreads could increase the value of our existing portfolio and create unrealized gains on our investment portfolio. This tightening of credit spreads could also reduce the net investment income available to us on new credit investments. Increased market volatility also makes it difficult to value certain of our investment holdings (see the Critical Accounting Estimates section in Item 7, Management's Discussion and Analysis, of this Form 10-K).

As a result of the large decline in oil prices in early 2016 and subsequent price volatility, there has been heightened attention to certain investments in the various energy sectors. Our portfolio includes holdings diversified across multiple sub-sectors of the oil and gas industry, spread among multiple geographies.

As of December 31, 2016, the weighted-average rating of our total fixed maturity securities energy exposure was BBB, and 88% of our exposure to the oil and gas industry was investment grade. Market volatility surrounding these issuers could lead to increased negative ratings activity from the public rating agencies for energy credit issuers. We do not currently expect our investments in the energy sector to have a material impact on our results of operations.

For more information regarding credit risk, see the Market Risks of Financial Instruments - Credit Risk subsection of Item 7, Management's Discussion and Analysis, of this Form 10-K.

Sales of our products and services are dependent on our ability to attract, retain and support a network of qualified sales associates in the United States.
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

We use derivative instruments to mitigate various risks associated with our investment portfolio, notes payable, and profit repatriation. We enter into a variety of agreements involving assorted instruments including foreign currency forward contracts, foreign currency options, foreign currency and interest rate swaps, and options on interest rate swaps (or interest rate swaptions). To provide additional alternatives to increase our overall portfolio yield while managing our overall currency risk, starting in 2012, we have invested a significant portion of the investable cash flow generated by Aflac Japan into U.S. dollar-denominated investments and hedged these investments to yen through the use of currency forward and option contracts. The derivative forward and option contracts are of a shorter maturity than the hedged investments, which creates roll-over risks within the hedging program. Due to changes in market environments, there is a risk the hedges become ineffective and lose the corresponding hedge accounting treatment. At December 31, 2016, we held foreign currency forwards and options of approximately $16.0 billion of notional associated with Aflac Japan's U.S. dollar-denominated investments referenced above, foreign currency swaps of $3.7 billion of notional associated with our notes payable, and foreign currency forwards and options of approximately $1.1 billion of notional used to economically hedge profit repatriation. The Company's increased use of derivatives has increased our financial exposure to derivative counterparties. To mitigate counterparty exposure, we have established internal limits based on counterparties' credit ratings. Our internal limits include deposit and derivative exposure that we monitor on a daily basis. If our counterparties fail or refuse to honor their obligations under derivative instruments, our hedges of the risks will be ineffective.

We engage in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. We mitigate the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade. If the Company is required to post collateral to support derivative contracts and/or pay cash to settle the contracts at maturity, the Company's liquidity could be strained.

Further, we have agreements with various financial institutions for the distribution of our insurance products. For example, at December 31, 2016, we had agreements with 372 banks to market Aflac's products in Japan. Sales through these banks represented 8.9% of Aflac Japan's new annualized premium sales in 2016. Any material adverse effect on these or other financial institutions could also have an adverse effect on our sales.
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

Financial strength ratings can play an important role in establishing the competitive position of insurance companies. On an ongoing basis, NRSROs review the financial performance and condition of many insurers, including Aflac and our competitors. They may assign multiple ratings including a financial strength rating, reflecting their view of the insurer’s ability to pay claims on a timely basis, and ratings on an insurer’s senior and subordinated debt obligations, indicating their view of an insurer’s ability to make timely payments on their debt obligations.

NRSROs may change their ratings or outlook on an insurer's ratings due to a variety of factors including the NRSRO’s assessment of the insurer’s strength of operations and overall financial condition. Some factors that may influence ratings include competitive position; profitability; cash generation and other sources of liquidity; capital levels; quality of the investment portfolio; and perception of management capabilities. The ratings assigned to us by the NRSROs are important factors in our ability to access liquidity and capital from the bank market, debt capital markets or other available sources, such as reinsurance transactions. Downgrades to our credit ratings could give our derivative counterparties the right to require early termination of derivatives transactions or delivery of additional collateral, thereby adversely affecting our liquidity.

In view of the difficulties experienced after the financial crisis by many financial institutions, including those in the insurance industry, the NRSROs have heightened the level of scrutiny that they apply to such institutions. Steps taken by the NRSROs include an increase in the frequency and scope of their reviews, additional information requests from the companies that they rate, including additional information regarding the valuation of investment securities held, and, in certain cases, an increase in the capital and other requirements employed in their models for maintenance of certain rating levels.

On September 16, 2015, S&P downgraded their credit rating of Japan’s sovereign debt. Following this action, they also downgraded several other foreign insurers, including Aflac. Although we are a U.S.-based insurer, our significant operations in Japan and corresponding regulation by the Japanese FSA, combined with our significant exposure to JGBs as outlined above, resulted in S&P downgrading the financial strength rating of our core insurance operations to A+ and our senior debt rating to A-, both with a stable outlook. While S&P made no further downgrades to our ratings in 2016, they have stated in the past that a downgrade of Japan's sovereign rating could lead to a downgrade of our financial strength rating. As a matter of policy, S&P rarely rates insurance companies above the sovereign long-term rating of the country of domicile because during times of stress, the sovereign’s regulatory and supervisory powers may restrict an insurer’s or financial system’s flexibility.

In addition to the impact on our access to liquidity, as mentioned above, a downgrade of our ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness and the marketability of our products which could negatively impact our liquidity, operating results and financial condition. Additionally, sales through the bank channel in Japan could be adversely affected as a result of their reliance and sensitivity to ratings levels.

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
Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models are utilized under a risk management policy approved by our executive risk management committees, however, the models may not operate properly and rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.
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

At December 31, 2016, we held approximately $42.9 billion at amortized cost, or 42.4% of our total debt and perpetual securities, in JGBs. JGBs were rated A1/A+/A at December 31, 2016 by Moody's, S&P and Fitch, respectively. At December 31, 2016, 10% of our total portfolio of debt and perpetual securities was in the bank and financial institution sector. For further details on the concentrations within our investment portfolios, see the Analysis of Financial Condition section of MD&A in this report.

The valuation of our investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect our results of operations or financial condition.
We report a significant amount of our fixed maturity securities and other financial instruments at fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.

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

For further discussion on investment and derivative valuations, see the Critical Accounting Estimates section in Item 7, Management's Discussion and Analysis, and Notes 1, 3, 4, and 5 of the Notes to the Consolidated Financial Statements in this Form 10-K.

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
For our fixed maturity and perpetual securities reported in the available-for-sale portfolio, we report the investments at fair value in the statement of financial condition and record any unrealized gain or loss in the value of the asset in accumulated other comprehensive income. For our held-to-maturity securities portfolio, we report the investments at amortized cost. Under the debt impairment model, the determination of whether an impairment in value is other than temporary is based largely on our evaluation of the issuer's creditworthiness. We must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include our assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. We also verify whether we have the intent to sell or if it is more likely than not we would be required to sell the security prior to recovery of its amortized cost. If we determine it is unlikely we will recover our book value of the instrument prior to our disposal of the security, we will reduce the carrying value of the security to its fair value and recognize any associated impairment loss in our consolidated statement of earnings or other comprehensive income, depending on the nature of the loss.
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

Changes in accounting standards issued by the Financial Accounting Standard Boards (FASB) or other standard-setting bodies may adversely affect our financial statements.
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
In Tokyo, Japan, Aflac has three primary campuses. The first campus includes a building, owned by Aflac, for the customer call center, the claims department, information technology departments, and training facility. It also includes a leased property, which houses our policy administration and customer service departments. The second campus comprises leased space, which serves as Aflac Japan's headquarters and houses administrative and investment support functions for the Japan branch. The third campus comprises leased space for the information technology departments. Aflac also leases additional office space in Tokyo, along with regional offices located throughout the country.
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
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Our stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:
Quarterly Common Stock Prices

2016	High	Low
4th Quarter	$73.95	$67.50
3rd Quarter	74.50	71.02
2nd Quarter	72.17	62.59
1st Quarter	64.33	54.57

2015	High	Low
4th Quarter	$66.53	$56.78
3rd Quarter	64.99	51.41
2nd Quarter	65.10	61.32
1st Quarter	64.62	56.41

Holders

As of February 15, 2017, there were 87,228 holders of record of the Company's common stock.
Dividends

	2016	2015
4th Quarter	$.43	$.41
3rd Quarter	.41	.39
2nd Quarter	.41	.39
1st Quarter	.41	.39

In January 2017, the board of directors declared the first quarter 2017 cash dividend of $.43 per share. The dividend is payable on March 1, 2017 to shareholders of record at the close of business on February 15, 2017. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that we will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of MD&A and Note 13 of the Notes to the Consolidated Financial Statements presented in this report.

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

Performance Graphic Index
December 31,

	2011	2012	2013	2014	2015	2016
Aflac Incorporated	100.00	126.36	162.90	152.66	153.45	182.78
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
S&P Life & Health Insurance	100.00	114.59	187.33	190.98	178.93	223.41
Copyright© 2017 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuer Purchases of Equity Securities
During the year ended December 31, 2016, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,492,400		$57.29	3,492,400	44,879,158
February 1 - February 29	3,584,566		58.20	3,435,930	41,443,228
March 1 - March 31	3,229,684		62.07	3,224,000	38,219,228
April 1 - April 30	2,028,224		66.15	2,026,445	36,192,783
May 1 - May 31	1,929,098		68.97	1,929,098	34,263,685
June 1 - June 30	1,925,149		69.36	1,918,479	32,345,206
July 1 - July 31	918,411		72.99	918,300	31,426,906
August 1 - August 31	1,001,959		72.79	920,700	30,506,206
September 1 - September 30	911,184		72.68	908,600	29,597,606
October 1 - October 31	0		0.00	0	29,597,606
November 1 - November 30	1,407,600		71.07	1,407,600	28,190,006
December 1 - December 31	1,438,566		69.64	1,436,552	26,753,454
Total	21,866,841	(2)	$64.77	21,618,104	26,753,454	(1)
(1)The total remaining shares available for purchase at December 31, 2016, consisted of 26,753,454 shares related to a 40,000,000 share repurchase authorization by the board of directors in 2015.
(2)During the year ended December 31, 2016, 248,737 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.     SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2016	2015	2014	2013	2012
Revenues:
Net premiums, principally supplemental health insurance	$19,225	$17,570	$19,072	$20,135	$22,148
Net investment income	3,278	3,135	3,319	3,293	3,473
Realized investment gains (losses)	(123)	140	215	399	(349)
Other income	179	27	122	112	92
Total revenues	22,559	20,872	22,728	23,939	25,364
Benefits and expenses:
Benefits and claims, net	12,919	11,746	12,937	13,813	15,330
Expenses	5,573	5,264	5,300	5,310	5,732
Total benefits and expenses	18,492	17,010	18,237	19,123	21,062
Pretax earnings	4,067	3,862	4,491	4,816	4,302
Income taxes	1,408	1,329	1,540	1,658	1,436
Net earnings	$2,659	$2,533	$2,951	$3,158	$2,866
Share and Per-Share Amounts
Net earnings (basic)	$6.46	$5.88	$6.54	$6.80	$6.14
Net earnings (diluted)	6.42	5.85	6.50	6.76	6.11
Cash dividends paid	1.66	1.58	1.50	1.42	1.34
Cash dividends declared	1.66	1.58	1.50	1.42	1.34
Weighted-average common shares used for basic EPS (In thousands)	411,471	430,654	451,204	464,502	466,868
Weighted-average common shares used for diluted EPS (In thousands)	413,921	433,172	454,000	467,408	469,287
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	116.49	120.61	120.55	105.39	86.58
Weighted-average yen/dollar exchange rate (yen)	108.70	120.99	105.46	97.54	79.81

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2016	2015	2014	2013	2012
Assets:
Investments and cash	$116,361	$105,897	$107,341	$108,459	$118,219
Other	13,458	12,359	12,386	12,809	12,838
Total assets	$129,819	$118,256	$119,727	$121,268	$131,057
Liabilities and shareholders’ equity:
Policy liabilities	$93,726	$87,631	$83,933	$89,402	$97,720
Income taxes	5,387	4,340	5,293	3,718	3,858
Notes payable	5,360	4,971	5,242	4,858	4,315
Other liabilities	4,864	3,606	6,912	8,670	9,186
Shareholders’ equity	20,482	17,708	18,347	14,620	15,978
Total liabilities and shareholders’ equity	$129,819	$118,256	$119,727	$121,268	$131,057
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as “expect,” “anticipate,” “believe,” “goal,” “objective,” “may,” “should,” “estimate,” “intends,” “projects,” “will,” “assumes,” “potential,” “target”, "outlook" or similar words as well as specific projections of future results, generally qualify as forward-looking. Aflac undertakes no obligation to update such forward-looking statements.

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	failure to execute or implement the conversion of the Japan branch conversion to a legal subsidiary

•	limited availability of acceptable yen-denominated investments

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	governmental actions for the purpose of stabilizing the financial markets

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	ongoing changes in our industry

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	defaults and credit downgrades of investments

•	ability to attract and retain qualified sales associates and employees

•	decline in creditworthiness of other financial institutions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	decreases in our financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of our investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, acts of terrorism and damage incidental to such events

•	changes in U.S. and/or Japanese accounting standards

•	loss of consumer trust resulting from events external to our operations

•	increased expenses and reduced profitability resulting from changes in assumptions for pension and other postretirement benefit plans

•	level and outcome of litigation

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2016. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

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

For more information on our business, see Business, Part I, Item 1 of this report.

PERFORMANCE HIGHLIGHTS

Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at December 31, 2016 was 116.49, or 3.5% stronger than the December 31, 2015 spot yen/dollar exchange rate of 120.61. The weighted-average yen/dollar exchange rate for the year ended December 31, 2016 was 108.70, or 11.3% stronger than the weighted-average yen/dollar exchange rate of 120.99 for the same period in 2015.

Reflecting the stronger yen/dollar exchange rate, total revenues increased 8.1% to $22.6 billion in 2016, compared with $20.9 billion in 2015. Net earnings in 2016 were $2.7 billion, or $6.42 per diluted share, compared with $2.5 billion, or $5.85 per diluted share, in 2015.

Results for 2016 included pretax net realized investment losses of $123 million ($80 million after-tax), compared with net realized investment gains of $140 million ($91 million after-tax) in 2015. Net investment losses in 2016 consisted of $215 million of net gains ($140 million after-tax) from the sale or redemption of securities; $83 million ($54 million after-tax) of other-than-temporary impairment losses; and $255 million of net losses ($166 million after-tax) from valuing derivatives.

Shareholders' equity included a net unrealized gain on investment securities and derivatives of $4.8 billion at December 31, 2016, compared with a net unrealized gain of $3.0 billion at December 31, 2015.

In December 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due 2039 and $193 million principal of its 6.45% senior notes due 2040. The pretax loss due to the early redemption of these notes was $137 million.

In September 2016, the Parent Company issued $700 million of senior notes through a U.S. public debt offering and also entered into a 5.0 billion yen loan and a 25.0 billion yen loan. In September 2016, we extinguished 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we extinguished 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

In October 2016, the Parent Company and Aflac renewed a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen. For further information regarding these transactions, see Note 9 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

We repurchased 21.6 million shares of our common stock in the open market for $1.4 billion under our share repurchase program in 2016, compared with 21.2 million shares repurchased in 2015.

CRITICAL ACCOUNTING ESTIMATES

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac's results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of our assets and 78% of our liabilities are reported as of December 31, 2016, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac's investments, primarily consisting of debt, perpetual and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, we determine the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities within our investment portfolio, a third party pricing vendor has developed valuation models that we utilize to determine fair values. For the remaining privately issued securities, we use non-binding price quotes from outside brokers.

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

We also routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of distressed investments, the determination of fair value if not publicly traded and the assessment of whether a decline is other than temporary involve significant management judgment. We must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include our assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. This process requires consideration of risks, which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk. Management updates its evaluations regularly and reflects impairment losses in the Company's net earnings or other comprehensive income, depending on the nature of the loss, as such evaluations are revised.

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

See Notes 1, 3, 4 and 5 of the Notes to the Consolidated Financial Statements for additional information.

Deferred Policy Acquisition Costs and Policy Liabilities

Insurance premiums for most of the Company's health and life policies, including cancer, accident, hospital, critical illness, dental, vision, term life, whole life, long-term care and disability, are recognized as revenue over the premium-paying periods of the contracts when due from policyholders. When revenues are reported, the related amounts of benefits and expenses are charged against such revenues, so that profits are recognized in proportion to premium revenues during the period the policies are expected to remain in force. This association is accomplished by means of annual additions to the liability for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features, including term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the period over which benefits are provided. Premiums for these products are recognized as revenue over the premium-paying periods of the contracts when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded in earnings, such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

Deferred Policy Acquisition Costs

The calculation of DAC and the liability for future policy benefits requires the use of estimates based on sound actuarial valuation techniques. For new policy issues, we review our actuarial assumptions and deferrable acquisition costs each year and revise them when necessary to more closely reflect recent experience and studies of actual acquisition costs. For policies in force, we evaluate DAC by major product groupings to determine that they are recoverable from future revenues, and any amounts determined not to be recoverable are charged against net earnings. See Note 6 of the Notes to the Consolidated Financial Statements for a detail of the DAC activity for the past two years.

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.

Policy Liabilities

(In millions)	2016	2015
Japan segment:
Future policy benefits	$68,291	$62,244
Unpaid policy claims	2,393	2,193
Other policy liabilities	13,457	14,023
Total Japan policy liabilities	$84,141	$78,460
U.S. segment:
Future policy benefits	$8,442	$8,087
Unpaid policy claims	1,652	1,609
Other policy liabilities	118	119
Total U.S. policy liabilities	$10,212	$9,815
Consolidated:
Future policy benefits	$76,106	$69,687
Unpaid policy claims	4,045	3,802
Other policy liabilities	13,575	14,142
Total consolidated policy liabilities(1)	$93,726	$87,631
(1) The sum of the Japan and U.S. segments exceeds the total due to reinsurance and retrocession activity.

Our policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 81% and 4% of total policy liabilities as of December 31, 2016, respectively.

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

As a part of our established financial reporting and accounting practices and controls, we perform detailed annual actuarial reviews of our policyholder liabilities (gross premium valuation analysis) and reflect the results of those reviews in our results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, our annual reviews in 2016 and 2015 indicated that we needed to strengthen the liability associated with a block of care policies, primarily due to low investment yields. We strengthened our future policy benefits liability by $52 and $18 million in 2016 and 2015, respectively, as a result of these reviews. Our review in 2014 indicated no need to strengthen liabilities associated with policies in Japan. Our reviews in 2016, 2015 and 2014 indicated no need to strengthen liabilities associated with policies in the United States.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2016	2015	2014
Aflac U.S.	$8,442	$8,087	$7,728
Growth rate	4.4%	4.6%	5.1%
Aflac Japan	$68,291	$62,244	$57,916
Growth rate	9.7%	7.5%	(6.3)%
Consolidated	$76,106	$69,687	$65,646
Growth rate	9.2%	6.2%	(5.0)%
Yen/dollar exchange rate (end of period)	116.49	120.61	120.55
Aflac Japan (in yen)	7,955	7,507	6,982
Growth rate	6.0%	7.5%	7.2%

The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of our in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, we consider many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. We monitor these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, we do not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2016, to changes in severity and frequency of claims.
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$24	$48	$73	$98
Increase by 1%	(24)	0	24	49	73
Unchanged	(48)	(24)	0	24	48
Decrease by 1%	(71)	(48)	(24)	0	24
Decrease by 2%	(94)	(71)	(48)	(24)	0

Other policy liabilities, which accounted for 15% of total policy liabilities as of December 31, 2016, consisted primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 38% and 43% of the December 31, 2016 and 2015 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

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

Interest rates and credit spreads in both the United States and Japan are not the only factors that impact the Company’s unrealized gain/loss position and the evaluation of a need for a valuation allowance on the Company’s deferred tax asset, but they do have a direct and significant effect on both. Based on our methodology described above for evaluating the need for a valuation allowance, we have determined that it is more likely than not that our deferred tax assets will be realized in the future, therefore we have not recorded a valuation allowance as of December 31, 2016.

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
RESULTS OF OPERATIONS
The following discussion includes references to our performance measures, operating earnings and operating earnings per diluted share, which are not calculated in accordance with U.S. GAAP. These measures exclude items that we believe may obscure the underlying fundamentals and trends in our insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with our insurance operations. Our management uses operating earnings and operating earnings per diluted share to evaluate the financial performance of our insurance operations on a consolidated basis, and we believe that a presentation of these measures is vitally important to an understanding of our underlying profitability drivers and trends of our insurance business.

Aflac defines operating earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable but excludes items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, and derivative and hedging activities; nonrecurring items; and other non-operating income (loss) from net earnings. Aflac's derivative activities are primarily used to hedge foreign exchange and interest rate risk in our investment portfolio as well as manage foreign exchange risk for certain notes payable and forecasted cash flows denominated in yen. We define operating earnings per share (basic or dilutive) to be operating earnings for the period divided by the average outstanding shares (basic or dilutive) for the period presented.

Because a significant portion of our business is conducted in Japan and foreign exchange rates are outside of management’s control, we believe it is important to understand the impact of translating Japanese yen into U.S. dollars. Operating earnings and operating earnings per diluted shares excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior year period, which eliminates dollar based fluctuations driven solely from currency rate changes.

The following table is a reconciliation of items impacting operating earnings, net earnings, operating earnings per diluted share, and net earnings per diluted share to the most directly comparable U.S. GAAP measures for the years ended December 31.

Reconciliation of Net Earnings to Operating Earnings

	In Millions				Per Diluted Share
	2016	2015		2014	2016	2015	2014
Net earnings	$2,659	$2,533		$2,951	$6.42	$5.85	$6.50
Items impacting net earnings:
Realized investment (gains) losses:
Securities transactions and impairments	(132)	(150)		(184)	(.32)	(.35)	(.40)
Impact of derivative and hedging activities:
Hedge costs related to foreign currency investments (1)	186	72		35.45		.17	.08
Other derivative and hedging activities (1),(2)	154	23		(22)	.37	.05	(.05)
Other and non-recurring (income) loss	28	266	(3)	(67)	.07	.61	(.15)
Income tax (benefit) expense on items excluded from operating earnings(1)	(83)	(74)		84	(.20)	(.17)	.18
Operating earnings	2,812	2,670		2,797	6.79	6.16	6.16
Current period foreign currency impact (4)	(141)	N/A		N/A	(.34)	N/A	N/A
Operating earnings excluding current period foreign currency impact (5)	$2,671	$2,670		$2,797	$6.45	$6.16	$6.16
(1) Prior year amounts have been reclassified to reflect the change in methodology of calculating the hedge costs related to foreign currency investments. See "Hedge Costs" discussion below for further discussion.
(2) Excludes a gain of $85 in both 2016 and 2015 and $44 in 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Includes a loss of $20 in 2015 related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in other derivative and hedging activities.
(4) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(5) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates dollar-based fluctuations driven solely from currency rate changes.

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

Securities Transactions and Impairments

During 2016, we realized pretax investment gains, net of losses, of $215 million ($140 million after-tax) from sales and redemptions of securities. These net gains were primarily related to foreign currency gains on sale and redemption activities as well as gains related to call activity on previously impaired securities. We realized pretax investment losses of $83 million ($54 million after-tax) as a result of the recognition of other-than-temporary impairment losses on certain securities.

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

Impact of Derivative and Hedging Activities

Our derivative instruments include foreign currency swaps and credit default swaps held in consolidated VIEs; foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. During 2016, we realized pretax investment losses, net of gains, of $255 million, compared with pretax investment losses, net of gains, of $10 million in 2015 and pretax investment gains, net of losses, of $31 million in 2014 as a result of valuing these derivatives, net of the effects of hedge accounting. For a description of other items that could be included in the Impact of Derivative and Hedging Activities, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Hedge Costs

Our Reconciliation of Net Earnings to Operating Earnings table above includes a line item related to the costs incurred in using foreign currency forward contracts to hedge a portion of the foreign currency exchange risk on the U.S. dollar-denominated assets in Aflac Japan's investment portfolio. These hedge costs are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate. For our non-U.S. GAAP reporting disclosures, we have historically reported the total hedge costs of these contracts in the period in which the foreign currency forward was executed. Beginning in 2016, we changed our non-U.S. GAAP reporting for these hedge costs by amortizing them evenly over the life of the foreign currency forward contracts. We believe amortizing the hedge costs over the life of these contracts provides a better measure of our non-U.S. GAAP results as compared to our historical methodology. In 2016, we began increasing the duration of the foreign currency forward contracts used to hedge our U.S. dollar-denominated assets in Aflac Japan's investment portfolio to cover periods extending beyond one year. Therefore, recognizing these costs over the extended hedging periods provides a better measure of our costs, and better reflects the economics of how hedge costs emerge over the life of the hedge. The table below summarizes the impact of our change in hedge cost reporting methodology:

Hedge Costs Related to Foreign Investments (Non-U.S. GAAP basis)
(In millions)

	Pretax basis
Period	Historical Reporting Method	Revised Reporting Method
2016:
Quarter ended September 30,	$(188)	$(54)
Quarter ended June 30,	(48)	(37)
Quarter ended March 31,	(44)	(32)
2015:
Year ended December 31,	$(136)	$(72)
Quarter ended September 30,	(28)	(17)
Quarter ended June 30,	(18)	(16)
Quarter ended March 31,	(14)	(13)
2014:
Year ended December 31,	$(37)	$(35)
Quarter ended September 30,	(1)	(10)
Quarter ended June 30,	(25)	(8)
Quarter ended March 31,	(10)	(7)

Hedge costs can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, and changes in both U.S. and Japan interest rates. Hedge costs have increased in recent periods due to changes in the previously mentioned factors.

For additional information regarding realized investment gains and losses, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Other and Non-recurring Items

The Company includes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate as an other non-operating item. During 2016, we recognized a foreign currency gain of $109 million due to a temporary sizable U.S. dollar cash balance and cash settlements of U.S. dollar-denominated investment transactions within the Japan segment. In December 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due 2039 and $193 million principal of its 6.45% senior notes due 2040. The pretax non-operating loss due to the early redemption of these notes was $137 million. During 2015, the make-whole premium paid to the investors of our 8.50% fixed-rate senior notes for the early redemption of those notes was recorded as a $230 million pretax non-operating loss. We consider the costs associated with the early redemption of our debt to be unrelated to the underlying fundamentals and trends in our insurance operations. Additionally, these costs are driven by changes in interest rates subsequent to the issuance of the debt, and we consider these interest rate changes to represent economic conditions not directly associated with our insurance operations.

Foreign Currency Translation

Aflac Japan’s premiums and approximately half of its investment income are received in yen. Claims and most expenses are paid in yen, and we purchase yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. We translate Aflac Japan’s yen-denominated income statement into dollars using an average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period.
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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.6% in 2016, 34.4% in 2015 and 34.3% in 2014. Total income taxes were $1.4 billion in 2016, compared with $1.3 billion in 2015 and $1.5 billion in 2014. Japanese income taxes on Aflac Japan's results account for most of our consolidated income tax expense. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

2017 Outlook

Our objective in 2017 is to maintain our strong capital position while producing stable earnings and strong cash flows. We believe that our market-leading position, powerful brand recognition and diverse distribution in Japan and the United States will provide support toward this objective. In 2017, we expect the low-interest rate environment to continue in Japan, and we will continue to monitor these and other economic conditions as we execute on our plans for sales, investments and capital management.

We believe that our efforts will continue our prudent strategies for capital deployment, as well as our ongoing commitment to customer service, product innovation and distribution enhancement.

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
Aflac Japan Summary of Operating Results

(In millions)	2016	2015	2014
Net premium income	$13,537	$12,046	$13,861
Net investment income:
Yen-denominated investment income	1,346	1,227	1,429
Dollar-denominated investment income	1,208	1,209	1,233
Net investment income	2,554	2,436	2,662
Other income (loss)	40	31	32
Total operating revenues	16,131	14,513	16,555
Benefits and claims, net	9,828	8,705	10,084
Operating expenses:
Amortization of deferred policy acquisition costs	644	578	649
Insurance commissions	787	719	845
Insurance and other expenses	1,538	1,336	1,519
Total operating expenses	2,969	2,633	3,013
Total benefits and expenses	12,797	11,338	13,097
Pretax operating earnings(1)	$3,334	$3,175	$3,458
Weighted-average yen/dollar exchange rate	108.70	120.99	105.46

	In Dollars			In Yen
Percentage change over previous period:	2016	2015	2014	2016	2015	2014
Net premium income	12.4%	(13.1)%	(7.5)%	.8%	(.4)%	.1%
Net investment income	4.9	(8.5)	.4	(5.8)	4.8	8.8
Total operating revenues	11.2	(12.3)	(6.4)	(.3)	.5	1.3
Pretax operating earnings(1)	5.0	(8.2)	(4.7)	(5.7)	5.3	3.1
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force at December 31, 2016, were 1.61 trillion yen, compared with 1.62 trillion yen in 2015 and 1.59 trillion yen in 2014. The decrease in annualized premiums in force in yen of .7% in 2016 reflects the net effect of sales of new policies combined with limited-pay policies becoming paid-up and the persistency of Aflac Japan’s business.

The increases in annualized premiums in force in yen of 1.5% in 2015 and 1.7% in 2014 reflect the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.8 billion in 2016, $13.4 billion in 2015, and $13.2 billion in 2014.

Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). U.S. dollar-denominated investment income from these assets accounted for approximately 47% of Aflac Japan's investment income in 2016, compared with 50% in 2015 and 46% in 2014. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the respective prior year (a non-U.S. GAAP measure), U.S. dollar-denominated investment income accounted for approximately 50% of Aflac Japan's investment income during 2016, compared with 46% in 2015 and 44% in 2014.

The following table illustrates the effect of translating Aflac Japan's U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had yen/dollar exchange rates remained unchanged from the prior year. In order to compare the current year to the prior year without the impact of foreign currency, the current year's income statement is translated at the prior year's average exchange rate.
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2016	2015	2014	2016	2015	2014
Net investment income	(5.8)%	4.8%	8.8%	(.8)%	(1.9)%	4.8%
Total operating revenues	(.3)	.5	1.3	.6	(.6)	.7
Pretax operating earnings(1)	(5.7)	5.3	3.1	(2.0)	.4	.3
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2)Amounts excluding foreign currency impact on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current year as each respective prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2016	2015	2014
Benefits and claims, net	60.9%	60.0%	60.9%
Operating expenses:
Amortization of deferred policy acquisition costs	4.0	4.0	3.9
Insurance commissions	4.9	5.0	5.1
Insurance and other expenses	9.5	9.1	9.2
Total operating expenses	18.4	18.1	18.2
Pretax operating earnings(1)	20.7	21.9	20.9
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In 2016, the benefit ratio increased primarily due to the effects of foreign currency translation and reserve strengthening on a block of care policies, and the operating expense ratio increased primarily due to activities related to sales promotions, IT infrastructure enhancement and personnel. In total, the pretax operating profit margin decreased in 2016, compared with 2015, reflecting the effect of the stronger yen and the increase in the benefit and expense ratios. For 2017, we anticipate the pretax operating profit margin to remain stable.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2016	2015	2014	2016	2015	2014
New annualized premium sales	$1,045	$997	$1,080	113.7	120.9	114.5
Increase (decrease) over prior period	4.8%	(7.7)%	(29.8)%	(5.9)%	5.5%	(23.3)%

The following table details the contributions to new annualized premium sales by major insurance product for the years ended December 31.

	2016	2015	2014
Cancer	46.6	40.4	30.3
Medical	26.0	26.4	31.8
Ordinary life:
WAYS	11.9	16.7	14.0
Other ordinary life	6.2	6.2	8.3
Child endowment	6.4	8.2	10.2
Other	2.9	2.1	5.4
Total	100.0%	100.0%	100.0%

The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector cancer and medical insurance products. Sales of third sector products on a yen basis increased 4.1% in 2016, compared with 2015. We have been focusing more on promotion of our cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.

Cancer insurance sales on a yen basis were up 8.5% in 2016, compared with 2015. Aflac Japan enhanced its medical insurance product with new riders in June 2015. This revision provides better protection against critical diseases such as cancer, heart attack and stroke. Our 2016 sales results also benefited from the launch of a new Income Support Insurance product in mid-July. This product provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury and was developed to supplement the disability coverage within Japan’s social security system. This product targets young to middle-aged consumers, and by focusing our efforts on this demographic, we believe we are building relationships that lay the groundwork for the sale of our cancer and medical insurance later in life to the Income Support policyholders. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of our product portfolio.

As a result of the interest rate policy in Japan, we took significant actions to limit sales of certain of Aflac Japan’s first sector products, including WAYS and child endowment. Those actions gained traction in mid-2016 as first sector product sales were down 26.1% on a yen basis for the year, compared with 2015. We expect that for 2017, this deliberate trend will continue, and our focus will remain on less interest-sensitive third sector products.

Independent corporate agencies and individual agencies contributed 46.7% of total new annualized premium sales for Aflac Japan in 2016, compared with 47.0% in 2015 and 46.1% in 2014. Affiliated corporate agencies, which include Japan Post, contributed 44.4% of total new annualized premium sales in 2016, compared with 38.1% in 2015 and 32.4% in 2014. In 2016, we recruited approximately 200 new sales agencies. At December 31, 2016, Aflac Japan was represented by approximately 12,100 sales agencies, with more than 108,700 licensed sales associates employed by those agencies.
At December 31, 2016, we had agreements to sell our products at 372 banks, approximately 90% of the total number of banks in Japan. Bank channel sales contributed 8.9% of Aflac Japan new annualized premium sales in 2016, compared with 14.9% in 2015 and 21.5% in 2014.

Japan Post has expanded the number of post offices that offer Aflac's cancer insurance products from 10,000 in the fourth quarter of 2014 to more than 20,000 postal outlets as of July 2015. We believe this alliance with Japan Post has and will further benefit our cancer insurance sales.

Japanese Regulatory Environment

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

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in U.S. dollar-denominated investments. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment grade and below investment grade fixed-maturity securities and loans, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments. In 2015, Aflac Japan increased its allocation to U.S. dollar-denominated investments, including senior secured bank loans and high yield corporate bonds, and initiated a commercial mortgage loan investment program. In 2016, Aflac Japan began investing in senior secured commercial mortgage loans and middle market loans, and later during the fourth quarter initiated an infrastructure debt program. In 2016, Aflac Japan invested an additional $535 million in bank loans, $750 million in commercial mortgage loans, $76 million in middle market loans, and $13 million in infrastructure debt. As of December 31, 2016, Aflac Japan had $19 million and $476 million in outstanding commitments to fund commercial mortgage loans and middle market loans, respectively. These commitments are contingent upon final underwriting and due diligence to be performed on the commercial mortgage loans and the availability of middle market loans that meet underwriting criteria. In addition, starting in the first quarter of 2016, Aflac Japan initiated an allocation to a dividend-focused U.S. public equity securities program. In 2016, Aflac Japan invested $637 million in U.S. public equities, which are classified as available for sale and carried on the balance sheet at fair value. Beginning in the third quarter of 2016, the Company began hedging the currency risk on the carrying value of U.S. dollar-denominated bank loans, commercial mortgage loans, and equity securities through the use of foreign currency forwards.

Our yen-denominated private placement portfolio has declined over the last several years as a result of call and maturity activity and no reinvestment activity. However, beginning in 2016 we began to selectively purchase yen-denominated private placements, which resulted in $268 million of purchases for the full year.

Starting in 2015, Aflac Japan added investments in dividend-focused yen-denominated publicly traded equity securities, including investments in exchange traded funds (ETFs) holding Japan real estate investment trusts. In 2016, Aflac Japan invested $258 million in yen-denominated publicly traded equity securities, which are classified as available for sale and carried on the balance sheet at fair value.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements for more information regarding loans and loan receivables.

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, securities lending, and other securities transactions. Securities lending is also used from time to time to accelerate the availability of funds for investment. Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. Aflac Japan purchased debt security investments at an aggregate acquisition cost of approximately 1.0 trillion yen in 2016 (approximately $9.1 billion), 663.6 billion yen in 2015 (approximately $5.5 billion) and 1.0 trillion yen in 2014 (approximately $10.0 billion).

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2016(1)	2015(1)	2014(1)
New money yield (2)	1.40%	2.89%	2.07%
Return on average invested assets, net of investment expenses (3)	2.68	2.80	2.80
Portfolio book yield, including dollar-denominated investments, end of period (2)	2.62%	2.80%	2.83%
(1) Yields are reported before the cost of foreign currency forwards that hedge foreign exchange risk of U.S. dollar-denominated publicly traded corporate bonds.
(2) Includes fixed maturities and perpetual securities, loan receivables, and equities
(3) Number reflected on a quarterly average basis

On January 1, 2016, the company revised its definition of purchases to include the reinvestment of proceeds related to unplanned sale activity. New purchases include all purchases related to fixed maturities and perpetuals, loan receivables, and equities. Securities lending/repurchase agreement activity and capital contributions to alternatives are excluded. The definition of new money yield has also been revised to reflect this change. Yields for equities are based on the assumed dividend yield at the time of purchase. Historical amounts have been revised to reflect the new definitions.

The decrease in the Aflac Japan new money yield in 2016 was primarily due to the increased allocation to Japan Government Bonds (JGBs) and other high quality yen-denominated investments, as well as lower U.S. and Japan interest rates during much of the investment period.

The following table presents the composition of total investments by sector, at cost or amortized cost, and cash for Aflac Japan ($91.9 billion in 2016 and $85.1 billion in 2015) as of December 31.

Composition of Portfolio by Sector

	2016	2015
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	9.6%	11.5%
Government and agencies	47.4	43.8
Municipalities	.9	.8
Public utilities	8.3	8.9
Sovereign and supranational	3.9	4.1
Mortgage- and asset-backed securities	1.3	.5
Other corporate(2)	24.8	28.6
Total debt and perpetual securities	96.2	98.2
Equity securities	1.2	.5
Other investments	1.1	.2
Cash and cash equivalents	1.5	1.1
Total investments and cash	100.0%	100.0%
(1)Includes 1.4% and 1.9% of perpetual securities at December 31, 2016 and 2015, respectively
(2)Includes .2% of perpetual securities at December 31, 2016 and 2015, respectively

Our highest sector concentration is in government and agencies. See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

Yen-denominated debt and perpetual securities accounted for 76.1% of Aflac Japan's total debt and perpetual securities at December 31, 2016, compared with 72.8% at December 31, 2015, at amortized cost.

The overall credit quality of Aflac Japan's investments remained high. At the end of 2016, 94.8% of Aflac Japan's debt and perpetual securities were rated investment grade, on an amortized cost basis.

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
Aflac U.S. Summary of Operating Results

(In millions)	2016	2015	2014
Net premium income	$5,454	$5,347	$5,211
Net investment income	703	678	645
Other income	10	8	3
Total operating revenues	6,167	6,033	5,859
Benefits and claims	2,869	2,873	2,853
Operating expenses:
Amortization of deferred policy acquisition costs	497	488	459
Insurance commissions	580	585	590
Insurance and other expenses	1,013	986	884
Total operating expenses	2,090	2,059	1,933
Total benefits and expenses	4,959	4,932	4,786
Pretax operating earnings(1)	$1,208	$1,101	$1,073
Percentage change over previous period:
Net premium income	2.0%	2.6%	1.1%
Net investment income	3.8	5.0	2.1
Total operating revenues	2.2	3.0	1.2
Pretax operating earnings(1)	9.7	2.7	3.3
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 2.4% in 2016, 1.6% in 2015 and 1.8% in 2014. Annualized premiums in force at December 31 were $5.9 billion in 2016, compared with $5.8 billion in 2015 and $5.7 billion in 2014.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2016	2015	2014
Benefits and claims	46.5%	47.6%	48.7%
Operating expenses:
Amortization of deferred policy acquisition costs	8.1	8.1	7.8
Insurance commissions	9.4	9.7	10.1
Insurance and other expenses	16.4	16.3	15.1
Total operating expenses	33.9	34.1	33.0
Pretax operating earnings(1)	19.6	18.3	18.3
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio decreased in 2016, compared with 2015, due to a mix of business changes and continued favorable claims experience. The operating expense ratio remained relatively stable in 2016, compared with 2015. In total, the pretax operating profit margin improved in 2016, compared with 2015, due to lower benefit ratios. In 2017, we expect the benefit and expense ratios to remain relatively stable.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2016	2015	2014
New annualized premium sales	$1,482	$1,487	$1,433
Increase (decrease) over prior period	(.3)%	3.7%	.7%

The following table details the contributions to new annualized premium sales by major insurance product category for the years ended December 31.

	2016	2015	2014
Income-loss protection:
Short-term disability	23.5%	23.2%	22.4%
Life	5.1	5.2	5.8
Asset-loss protection:
Accident	29.5	29.9	28.1
Critical care (1)	22.1	21.9	21.4
Supplemental medical:
Hospital indemnity	14.8	14.6	16.4
Dental/vision	5.0	5.2	5.9
Total	100.0%	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, decreased 1.5%, short-term disability sales increased .9%, critical care insurance sales (including cancer insurance) increased .4%, and hospital indemnity insurance sales increased .7% in 2016, compared with 2015.
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
In 2016, our traditional U.S. sales forces included more than 9,000 U.S. associates who were actively producing business on a weekly basis. We believe that the average weekly producer equivalent metric allows our sales management to monitor progress and needs. In 2016, sales through employers with less than 100 workers were relatively flat. In 2017, we will continue to focus our career sales agents on selling to this segment.
Beyond expanding the size and capabilities of our traditional sales force, we remain encouraged about establishing and developing relationships with insurance brokers that typically handle the larger-case market. Broker sales to groups with 1,000 or more employees experienced double-digit percentage growth in 2016.

We believe that changes we have made to our career and broker management infrastructure since 2014 have provided a platform for expanded long-term growth opportunities. During 2014, Aflac U.S. implemented tactical initiatives centered around providing competitive compensation to our career agent sales hierarchy and positioning us to more effectively and consistently execute on the U.S. sales strategy across all states. These measures were designed to more effectively link sales management's success to Aflac's success. For example, we enhanced compensation through an incentive bonus for the first level of our sales management, district sales coordinators, who are primarily responsible for selling Aflac products and training new sales associates. Additionally, we eliminated the commission-based position of state sales coordinator. To better manage our state operations, we introduced the new position of market director, effective October 1, 2014. Market directors are salaried with the opportunity to earn sales-related bonuses. We believe these changes have enhanced and will continue to enhance performance management and better align compensation with new business results.

One Day PaySM is a claims initiative that we have focused on at Aflac U.S. to process, approve and pay eligible claims in just one day. We believe that this claims practice enhances our brand reputation and the trust our policyholders have in Aflac, and it helps Aflac stand out from competitors.

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

U.S. Regulatory Environment

The Affordable Care Act (ACA), federal health care reform legislation, is intended to give Americans of all ages and income levels access to comprehensive major medical health insurance and gave the U.S. federal government direct regulatory authority over the business of health insurance. The reform included major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation included an individual medical insurance coverage mandate, provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2020. The legislation also included changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. At this time it is unclear whether implementation of the ACA will continue. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. We believe that the ACA, as enacted, does not require material changes in the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations.

Title VII of the Dodd-Frank Act and regulations issued thereunder, in particular rules to require central clearing and collateral for certain types of derivatives, may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan. In 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as Aflac. Such rules, as well as similar regulations in Europe, become effective on March 1, 2017 and may result in more stringent collateral requirements or affect other aspects of Aflac's derivatives activity.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers. The new presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act. We cannot predict with any degree of certainty what impact, if any, such proposals will have on our U.S. business, financial condition, or results of operations.

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

Penn Treaty Network Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty) is a financially distressed long-term care insurance company, with no affiliation to us. Penn Treaty was placed in rehabilitation on January 6, 2009, and remained in rehabilitation as of December 31, 2016. Under state laws, health insurers will be assessed a share of the guarantee funds needed to protect Penn Treaty’s policyholders. This charge will be funded over several years and the cash will be largely recovered through premium tax credits over time. Current accounting practice only allows this charge to be recognized when a final court order of liquidation is declared, a condition that had not been met as of December 31, 2016. We expect to accrue a charge of between $10 million and $20 million, in future periods, for our portion of the assessment.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors.

Historically, Aflac U.S. has invested primarily in investment grade corporate bonds. In 2015, as part of the Company's portfolio management and asset allocation process, Aflac U.S. purchased high yield corporate bonds and senior secured middle market loan receivables and initiated a senior secured commercial mortgage loan investment program. In addition, in the fourth quarter of 2016, Aflac U.S. initiated an infrastructure debt program. In 2016, Aflac U.S. invested $18 million in high yield corporate bonds; $207 million in middle market loan receivables, of which $41 million was unfunded; $111 million in commercial mortgage loans; and $2 million in infrastructure debt. As of December 31, 2016, the Company had $303 million in outstanding commitments to fund potential future loan originations related to the middle market loan investment program. This commitment is contingent upon the availability of middle market loans that meet underwriting criteria. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements for more information regarding loans and loans receivables.

Starting in the first quarter of 2016, the Company initiated an allocation to dividend-focused U.S. public equity securities. The U.S. public equity securities portfolio had a cost basis of $155 million as of December 31, 2016.

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, and other securities transactions. Purchases of securities from period to period are determined based on multiple objectives, including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to our investment policy guidelines. Aflac U.S. purchased debt, equity, and loan receivable investments at an aggregate acquisition cost of approximately $1.1 billion in 2016, compared with $900 million in 2015 and $1.0 billion in 2014.

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2016	2015	2014
New money yield (1)	3.89%	4.45%	4.32%
Return on average invested assets, net of investment expenses (2)	5.04	5.19	5.46
Portfolio book yield, end of period (1)	5.60%	5.77%	5.89%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield in 2016 was primarily due to lower U.S. interest rates during much of the investment period.

The following table presents the composition of total investments by sector, at cost or amortized cost, and cash for Aflac U.S. ($14.1 billion in 2016 and $13.7 billion in 2015) as of December 31.

Composition of Portfolio by Sector

	2016	2015
Debt and perpetual securities, at amortized cost:
Banks/financial institutions(1)	9.8%	10.4%
Government and agencies	.6	.7
Municipalities	4.8	5.1
Public utilities	15.9	16.9
Sovereign and supranational	1.4	1.4
Mortgage- and asset-backed securities	.3	.3
Other corporate	53.7	52.0
Total debt and perpetual securities	86.5	86.8
Equity securities	.8	.0
Other investments(2)	2.6	1.3
Cash and cash equivalents	10.1	11.9
Total investments and cash	100.0%	100.0%
(1) Includes .3% of perpetual securities at December 31, 2016 and 2015, respectively.
(2) Includes 2.5% and .9% of loan receivables at December 31, 2016 and 2015, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of our investments.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, reinsurance retrocession activities, and facilities expenses. Corporate expenses, excluding investment and retrocession income, were $141 million in 2016, $90 million in 2015 and $91 million in 2014. Investment income included in reported corporate expenses was $18 million in 2016, $22 million in 2015 and $13 million in 2014, and net retrocession income was $7 million in 2016 and 2015.
ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at December 31, 2016, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2015.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect(1)
Yen/dollar exchange rate(2)	116.49		120.61
Investments and cash	$116,361	$2,522	$113,839
Deferred policy acquisition costs	8,993	197	8,796
Policy liabilities	93,726	2,853	90,873
(1)Amounts excluding foreign currency changes on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
(2)The exchange rate at December 31, 2016, was 116.49 yen to one dollar, or 3.5% stronger than the December 31, 2015, exchange rate of 120.61.

Investments

Our investment philosophy is to fulfill our fiduciary responsibility to invest assets in a prudent manner to meet the present and future needs of our policyholders' contractual obligations while maximizing the long-term financial return on assets consistent with the company goal of maximizing long-term shareholder value with defined risk appetites, limits, and maintaining adequate liquidity.

The following table details investment securities by segment as of December 31.
Investment Securities by Segment (1)

	Aflac Japan		Aflac U.S.
(In millions)	2016	2015	2016	2015
Securities available for sale, at fair value:
Fixed maturities	$59,903	$52,304	$13,250	$12,522
Perpetual securities	1,577	1,890	56	57
Equity securities	1,185	493	124	5
Total available for sale	62,665	54,687	13,430	12,584
Securities held to maturity, at amortized cost:
Fixed maturities	33,350	33,459	0	0
Total held to maturity	33,350	33,459	0	0
Total investment securities	$96,015	$88,146	$13,430	$12,584
(1)Excludes available-for-sale fixed-maturity securities held by the Parent Company and other business segments of $607 in 2016 and$523 in 2015.

Other investments primarily consisted of loan receivables that are recorded at amortized cost on the acquisition date and are carried at adjusted amortized cost. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. See the Loans and Loan Receivables section in Note 3 of the Notes to the Consolidated Financial Statements for further discussion of these investments.

Cash and cash equivalents totaled $4.9 billion, or 4.2% of total investments and cash, as of December 31, 2016, compared with $4.4 billion, or 4.1%, at December 31, 2015. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The ratings of our securities referenced in the table below are based on the ratings designations provided by major NRSROs (Moody's, S&P and Fitch) or, if not rated, are determined based on our internal analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is below investment grade or split-rated, see "Investments, Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.

The distributions of debt and perpetual securities we own, by credit rating, as of December 31 were as follows:

Composition of Securities Portfolio by Credit Rating

	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	2.0%	1.9%	1.3%	1.3%
AA	5.0	5.0	5.7	5.7
A	63.1	65.2	61.0	63.0
BBB	24.6	23.2	26.9	25.1
BB or lower	5.3	4.7	5.1	4.9
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2016, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in our portfolio as of December 31, 2016.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	BB	$141	$96	$(45)
Noble Holdings International Ltd.	B	98	68	(30)
Deutsche Postbank AG	BB	206	179	(27)
Investcorp Capital Limited	BB	368	346	(22)
AXA(1)	BBB	282	263	(19)
National Oilwell Varco Inc.	BBB	97	79	(18)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	210	193	(17)
Baker Hughes Inc.	BBB	122	107	(15)
Transocean Inc.	B	72	57	(15)
Bank of America Corp.	BBB	386	371	(15)
(1) Includes perpetual security

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. At times in 2016, market volatility was at elevated levels, especially in the energy and commodity-related sectors.  As we believe these issuers have the ability to continue making timely payments of principal and interest, we view these changes in fair value to be temporary and do not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

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

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2016		2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$75,406	$86,132	$68,528	$74,933
Perpetual securities	51	75	77	111
Equity securities	1,196	1,300	473	489
Total publicly issued	76,653	87,507	69,078	75,533
Privately issued securities: (1)
Fixed maturities	24,307	27,649	25,573	27,936
Perpetual securities	1,455	1,558	1,764	1,836
Equity securities	7	9	7	9
Total privately issued	25,769	29,216	27,344	29,781
Total investment securities	$102,422	$116,723	$96,422	$105,314
(1) Includes Rule 144A securities

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

The following table details our privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2016	2015
Privately issued securities as a percentage of total investment securities	25.2%	28.4%
Privately issued securities held by Aflac Japan	$23,104	$24,602
Privately issued securities held by Aflac Japan as a percentage of total investment securities	22.6%	25.5%
Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2016	2015
Privately issued reverse-dual currency securities	$5,628	$5,372
Publicly issued collateral structured as reverse-dual currency securities	1,349	1,303
Total reverse-dual currency securities	$6,977	$6,675
Reverse-dual currency securities as a percentage of total investment securities	6.8%	6.9%
(1)Principal payments in yen and interest payments in dollars

Aflac Japan has a portfolio of privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, are rated investment grade at purchase and have longer maturities, thereby allowing us to improve our asset/liability matching and our overall investment returns. These securities are generally either privately negotiated arrangements or issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants were required. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of our notes.
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

Below-Investment-Grade Securities (1)

	2016				2015
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$368	$368	$346	$(22)	$357	$357	$324	$(33)
Republic of Tunisia	318	191	264	73	307	185	243	58
Navient Corp.	287	152	197	45	279	148	155	7
KLM Royal Dutch Airlines (2)	257	189	213	24	249	183	205	22
Barclays Bank PLC (2)	236	152	221	69	230	148	228	80
Deutsche Postbank AG	206	206	179	(27)	199	199	175	(24)
UPM-Kymmene	180	178	188	10	257	257	252	(5)
Telecom Italia SpA	172	172	212	40	166	166	214	48
Generalitat de Catalunya	154	57	111	54	149	55	126	71
Diamond Offshore Drilling Inc.	124	141	96	(45)	*	*	*	*
IKB Deutsche Industriebank AG	112	47	91	44	108	46	79	33
Alcoa, Inc.	100	80	97	17	100	77	81	4
Noble Holdings International Ltd.	95	98	68	(30)	*	*	*	*
Petrobras International Finance Company	91	90	83	(7)	91	88	64	(24)
EMC Corp.	85	86	76	(10)	*	*	*	*
Cenovus Energy Inc.	75	78	71	(7)	*	*	*	*
Teck Resources Ltd.	70	73	66	(7)	70	69	32	(37)
Transocean Inc.	68	72	57	(15)	68	71	38	(33)
CF Industries Inc.	60	59	54	(5)	*	*	*	*
Votorantim OverseasTrading IV Ltd.	50	49	54	5	*	*	*	*
Weatherford Bermuda	49	49	39	(10)	94	92	70	(22)
Eskom Holdings Limited	35	35	35	0	50	50	43	(7)
Commerzbank AG (includes Dresdner Bank)	*	*	*	*	332	213	321	108
DEPFA Bank PLC	0	0	0	0	166	166	166	0
Societe Generale (2)	0	0	0	0	83	61	73	12
Other Issuers (below $50 million in par value) (3)	249	237	235	(2)	333	306	277	(29)
Subtotal (4)	3,441	2,859	3,053	194	3,688	2,937	3,166	229
Senior secured bank loans (5)	1,758	1,855	1,764	(91)	1,400	1,327	1,362	35
High yield corporate bonds (6)	614	602	624	22	609	621	581	(40)
Grand Total	$5,813	$5,316	$5,441	$125	$5,697	$4,885	$5,109	$224
* Investment grade at respective reporting date
(1) Excludes middle market loan portfolio which are primarily identified as below investment grade
(2) Includes perpetual security
(3) Includes 13 issuers in 2016 and 15 issuers in 2015
(4) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(5) Includes 197 issuers in 2016 and 201 in 2015; all issuers below $40 million in par value
(6) Includes 62 issuers in 2016 and 57 issuers in 2015; all issuers below $25 million in par value

We invest in senior secured bank loans and middle market loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The bank loan and middle market loan investment programs are managed externally by third party firms specializing in this asset class and require a minimum average portfolio rating of low BB and a minimum single investment rating of low B from one of the NRSROs. The objectives of these programs include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates and hedge costs through the acquisition of floating rate assets. Our investments in these programs totaled $2.3 billion at December 31, 2016, compared with $1.5 billion at December 31, 2015, on an amortized cost basis.

In 2015 and continuing into 2016, we began increasing our allocation to higher yielding corporate bonds within the Aflac Japan and Aflac U.S. portfolios. Most of these securities were rated below-investment-grade at the time of purchase, but we also purchased several that were rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation was to enhance our yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

Excluding the senior secured bank loans and certain high yield corporate bonds discussed above that were rated below investment grade when initially purchased, below-investment-grade debt and perpetual securities represented 2.8% of total debt and perpetual securities at December 31, 2016, compared with 3.1% at December 31, 2015, on an amortized cost basis. Debt and perpetual securities classified as below investment grade at December 31, 2016 and 2015 were generally reported as available for sale and carried at fair value.

Investments in Certain European Countries
We own debt of various European issuers including corporate and government-related borrowers. Most European countries have seen improvement in their economies since the European debt crisis which has helped stabilized credit quality among European issuers. To support sustainable economic growth, the ECB in 2015 launched a quantitative easing (QE) stimulus program that was recently extended to December 2017, with reduced purchases to start in April 2017.
The 2016 referendum in the United Kingdom (UK) in favor of the UK withdrawing from the European Union (EU) (Brexit) has added a new level of uncertainty to Europe’s economic recovery, although financial markets have stabilized after initially reacting to Brexit with increased volatility. We cannot estimate the ultimate impact of Brexit, which may include changes to the economies of the UK and other EU countries, policy action by the UK government, the Bank of England, the EU, or the ECB, or an increase in economic isolationism throughout Europe and the rest of the world.
We continue to monitor the European situation closely. Additionally, some of our European fixed-maturity investments contain covenants that we believe mitigate our risk. These may include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of December 31, 2016, all of the European issuers in our portfolios were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Oil and Gas Exposure
As a result of the significant decline in oil prices, which began in the fourth quarter of 2014, there has been heightened attention to certain investments in the various energy sub-sectors related to the oil and gas industry. Although prices have recovered somewhat from the lows, the sector continues to operate in a period of lower prices and increased volatility. Our portfolio includes holdings diversified across multiple sub-sectors of the oil and gas industry, spread among multiple geographies. The following tables show the breakout of our exposure to the oil and gas industry as of December 31.

	2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,112	$122	$27	$1,207
Integrated energy	568	63	15	616
Midstream	1,157	146	21	1,282
Oil field services	1,016	35	143	908
Refiners	390	18	5	403
Government owned - energy related	893	204	10	1,087
Natural gas utilities	410	79	3	486
Total fixed maturities	5,546	667	224	5,989
Equity securities:
Integrated energy	30	1	0	31
Midstream	5	1	0	6
Refiners	5	1	0	6
Natural gas utilities	2	0	0	2
Total equity securities	42	3	0	45
Total securities available for sale	5,588	670	224	6,034
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	223	15	0	238
Government owned - energy related	258	21	0	279
Natural gas utilities	215	25	0	240
Total fixed maturities	696	61	0	757
Total securities held to maturity	696	61	0	757
Total securities available for sale and held to maturity	$6,284	$731	$224	$6,791

	2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(In millions)
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$1,270	$73	$139	$1,204
Integrated energy	575	55	27	603
Midstream	1,246	76	144	1,178
Oil field services	1,155	27	228	954
Refiners	460	6	30	436
Government owned - energy related	887	182	25	1,044
Natural gas utilities	344	53	1	396
Total fixed maturities	5,937	472	594	5,815
Equity securities	3	0	0	3
Total securities available for sale	5,940	472	594	5,818
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	242	9	0	251
Government owned - energy related	249	5	0	254
Natural gas utilities	207	18	0	225
Total fixed maturities	698	32	0	730
Total securities held to maturity	698	32	0	730
Total securities available for sale and held to maturity	$6,638	$504	$594	$6,548

As of December 31, 2016, the weighted-average rating of our total fixed maturity energy exposure is BBB, and 88% of our exposure to the oil and gas industry was investment grade, compared to 93% at December 31, 2015. Further declines in oil and gas prices, unexpected increases in supply, or other company specific situations could lead to additional negative ratings activity from the public rating agencies for energy credit issuers. We do not currently expect our investments in the energy sector to have a material impact on our results of operations.

Hedging Activities

Net Investment Hedge

Our primary exposure to be hedged is our investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (Samurai and Uridashi notes) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the years ended December 31, 2016, 2015 and 2014, respectively.
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

The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2016	2015
Aflac Japan net assets	$16,215	$13,558
Aflac Japan unhedged dollar-denominated net assets	(9,694)	(8,111)
Consolidated yen-denominated net assets (liabilities)	$6,521	$5,447

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $1.3 billion as of December 31, 2016, compared with $1.2 billion as of December 31, 2015.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2016	2015	% Change
Aflac Japan	$5,765	$5,370	7.4%	(1)
Aflac U.S.	3,228	3,141	2.8
Total	$8,993	$8,511	5.7%
(1) Aflac Japan’s deferred policy acquisition costs increased 3.7% in yen during the year ended December 31, 2016.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on our deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment for the years ended December 31.

(In millions)	2016	2015	% Change
Aflac Japan	$84,141	$78,460	7.2%	(1)
Aflac U.S.	10,212	9,815	4.0
Other	91	43	100.0
Intercompany eliminations (2)	(718)	(687)	(100.0)
Total	$93,726	$87,631	7.0%
(1) Aflac Japan’s policy liabilities increased 3.6% in yen during the year ended December 31, 2016.
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

Notes payable totaled $5.4 billion at December 31, 2016, compared with $5.0 billion at December 31, 2015.

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

In December 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due 2039 and $193 million principal of its 6.45% senior notes due 2040. The pretax non-operating loss due to the early redemption of these notes was $137 million ($89 million after-tax, or $.21 per diluted share).

In September 2016, we extinguished 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we extinguished 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

Subsequent to December 31, 2016, in January 2017 the Parent Company issued 60.0 billion yen of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of .932% per annum, payable semi-annually, and have a 10-year maturity. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

See Note 9 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 14 of the Notes to the Consolidated Financial Statements.

Policyholder Protection
The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On March 30, 2012, the Diet approved legislation to enhance the stability of the LIPPC by extending the government's fiscal support of the LIPPC through March 2017. On November 25, 2016, Japan's Diet passed legislation that again extends the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from 40 billion yen to 33 billion yen.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31.
Liquidity Provided by Aflac to Parent Company

(In millions)	2016	2015	2014
Dividends declared or paid by Aflac	$2,000	$2,393	$1,473
Management fees paid by Aflac	260	255	267

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

In October 2016, the Parent Company and Aflac jointly entered into a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of December 31, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a group of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the TIBOR plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of December 31, 2016, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of December 31, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of December 31, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2016. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of our major contractual obligations as of December 31, 2016. We translated our yen-denominated obligations using the December 31, 2016, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$76,106		$240,650	$8,410	$16,949	$16,664	$198,627
Unpaid policy claims liability (Note 7)(3)	4,045		4,046	2,644	766	348	288
Other policyholders' funds (Note 7)(3)	6,659		10,254	319	364	465	9,106
Long-term debt – principal (Note 9)	5,339		5,388	650	0	593	4,145
Long-term debt – interest (Note 9)	41		2,910	182	360	335	2,033
Cash collateral on loaned securities (Note 3)	526		526	526	0	0	0
Operating service agreements (Note 15)	N/A	(4)	608	167	297	144	0
Operating lease obligations (Note 15)	N/A	(4)	145	62	59	24	0
Capitalized lease obligations (Note 9)	21		21	6	11	3	1
Total contractual obligations	$92,737		$264,548	$12,966	$18,806	$18,576	$214,200
Liabilities for unrecognized tax benefits in the amount of $15 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2016.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with our experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $240,650 exceeds the corresponding liability amount of $76,106. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2016	2015	2014
Operating activities	$5,987	$6,776	$6,550
Investing activities	(3,855)	(4,897)	(4,241)
Financing activities	(1,619)	(2,187)	(147)
Exchange effect on cash and cash equivalents	(4)	0	(47)
Net change in cash and cash equivalents	$509	$(308)	$2,115

Operating Activities

Consolidated cash flow from operations decreased 11.6% in 2016, compared with 2015. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2016	2015	2014
Aflac Japan	$4,605	$5,285	$5,711
Aflac U.S. and other operations	1,382	1,491	839
Total	$5,987	$6,776	$6,550

The level of Aflac Japan operating cash flows during 2016 and 2015 was impacted by a decline in the sales of products such as WAYS, which resulted in a reduced amount of cash received from discounted advance premiums. We do not expect this trend to continue in 2017.

Investing Activities

Operating cash flow is primarily used to purchase investments to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2016	2015	2014
Aflac Japan	$(3,075)	$(4,147)	$(4,129)
Aflac U.S. and other operations	(780)	(750)	(112)
Total	$(3,855)	$(4,897)	$(4,241)

Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 7% of the annual average investment portfolio of fixed maturities and perpetual securities available for sale during the year ended December 31, 2016, compared with 5% in 2015 and 6% in 2014.

Financing Activities

Consolidated cash used by financing activities was $1.6 billion in 2016, $2.2 billion in 2015 and $147 million in 2014.

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

In September 2016, the Parent Company entered into two series of senior unsecured term loan facilities totaling 30.0 billion yen. The first series, which totaled 5.0 billion yen, bears an interest rate per annum equal to the TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin. The applicable margin ranges between .20% and .60%, depending on the Parent Company's debt ratings as of the date of determination. The second series, which totaled 25.0 billion yen, bears an interest rate per annum equal to TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin. The applicable margin ranges between .35% and .75%, depending on the Parent Company's debt ratings as of the date of determination.

In December 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due 2039 and $193 million principal of its 6.45% senior notes due 2040. The pretax non-operating loss due to the early redemption of these notes was $137 million ($89 million after-tax, or $.21 per diluted share).

In September 2016, we extinguished 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we extinguished 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

In August 2015, we extinguished $300 million of 3.45% fixed-rate senior notes upon their maturity. In August 2015, we extinguished a 5.0 billion yen loan at its maturity date (a total of approximately $41 million using the exchange rate at the maturity date). In July 2015, we extinguished a 10.0 billion yen loan at its maturity date (a total of approximately $81 million using the exchange rate at the maturity date).

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

Cash returned to shareholders through dividends and treasury stock purchases was $2.1 billion in 2016, compared with $2.0 billion in 2015 and $1.9 billion in 2014.

See our preceding discussion in this Capital Resources and Liquidity section of MD&A regarding the 364-day uncommitted bilateral line of credit entered into by the Parent Company and Aflac in October 2016 in the amount of $100 million; the three-year senior unsecured revolving credit facility agreements entered into by the Parent Company in March 2016 in the amount of 100 billion yen; the five-year senior unsecured revolving credit facility agreement entered into by the Parent Company and Aflac in September 2015 in the amount of 55 billion yen; and the $50 million uncommitted bilateral line of credit entered into by the Parent Company and Aflac in February 2015. As of December 31, 2016, no borrowings were outstanding under these lines of credit.

We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2016.

The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2016	2015	2014
Treasury stock purchases	$1,422	$1,315	$1,210
Number of shares purchased:
Open market	21,618	21,179	19,660
Other	330	247	157
Total shares purchased	21,948	21,426	19,817
Treasury Stock Issued

(In millions of dollars and thousands of shares)	2016	2015	2014
Stock issued from treasury:
Cash financing	$46	$36	$33
Noncash financing	61	64	65
Total stock issued from treasury	$107	$100	$98
Number of shares issued	1,852	1,770	1,763

Under share repurchase authorizations from our board of directors, we purchased 21.6 million shares of our common stock in the open market in 2016, compared with 21.2 million shares in 2015 and 19.7 million shares in 2014. In August 2015, Aflac's board of directors authorized the purchase of an additional 40 million shares of its common stock. As of December 31, 2016, a remaining balance of 26.8 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to purchase $1.3 billion to $1.5 billion of our common stock in 2017, front-end loaded in the first half of the year. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2016 of $1.66 per share increased 5.1% over 2015. The 2015 dividend paid of $1.58 per share increased 5.3% over 2014. The following table presents the dividend activity for the years ended December 31.

(In millions)	2016	2015	2014
Dividends paid in cash	$658	$656	$654
Dividends through issuance of treasury shares	27	26	26
Total dividends to shareholders	$685	$682	$680

In January 2017, the board of directors declared the first quarter 2017 cash dividend of $.43 per share. The dividend is payable on March 1, 2017, to shareholders of record at the close of business on February 15, 2017.

Regulatory Restrictions

Aflac and CAIC are domiciled in Nebraska and are subject to its regulations. The Nebraska Department of Insurance imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the Nebraska Department of Insurance is required for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. These regulatory limitations are not expected to affect the level of management fees or dividends paid to the Parent Company. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York, the domiciliary jurisdiction of the Parent Company's Aflac New York insurance subsidiary. As of December 2016, CAIC was redomiciled from South Carolina to Nebraska.

The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac's company action level RBC ratio was 894% as of December 31, 2016, compared with 933% at December 31, 2015. Aflac's RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2016, Aflac's total adjusted capital of $12.0 billion exceeded the company action level required capital and surplus of $1.3 billion by $10.7 billion. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2017 in excess of $2.8 billion would require such approval. See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on our statutory capital and surplus. The NAIC considers its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework to be ongoing. The SMI has focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. Many of these key issues have been finalized and/or are near completion; however, the NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements and group supervision as well as risk-based capital.

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA), effective January 1, 2015. Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group. In November 2016, Aflac filed its ORSA report with the Nebraska Department of Insurance.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s FSA may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the SMR. Aflac

Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, we have two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (see Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information). We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available for sale. We also use foreign currency derivatives to hedge a portion of our U.S. dollar-denominated investments. In the first quarter of 2015, Aflac Japan entered into a quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) As of December 31, 2016, Aflac Japan's SMR was 945%, compared with 828% at December 31, 2015. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2016	2015	2014
Aflac Japan management fees paid to Parent Company	$79	$53	$39
Expenses allocated to Aflac Japan (in dollars)	106	101	71
Aflac Japan profit remittances to Aflac U.S. (in dollars)	1,286	2,139	1,704
Aflac Japan profit remittances to Aflac U.S. (in yen)	138.5	259.0	181.4

In the fourth quarter of 2014, we began to increase the frequency of capital transfers from Japan to the United States to better manage cash flow. This capital repatriation is reflected in Aflac Japan's SMR.
We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 114.0 billion yen of profit repatriation received in 2016, resulting in $64 million less funds received when the yen were exchanged into dollars.

For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements.

Other

For information regarding commitments and contingent liabilities, see Note 15 of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed primarily to three types of market risks: currency risk, interest rate risk, and credit risk. Beginning in 2015 and continuing into 2016, we increased our investment allocation to dividend focused yen-denominated and U.S. dollar-denominated public equity securities, thereby increasing our exposure to equity risk.

Currency Risk

The functional currency of Aflac Japan's insurance operations is the Japanese yen. Aflac Japan’s premiums and approximately half of its investment income are received in yen. Claims and most expenses are paid in yen, and we purchase yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's yen-denominated investments consisted of fixed income securities of $67.3 billion, at amortized cost, and equity securities of $624 million, at cost, at December 31, 2016. However, Aflac Japan also owns U.S. dollar-denominated investments of $16.3 billion, at cost or amortized cost, whose carrying value is hedged against currency risk as well as $6.1 billion of investments, at amortized cost, that are not hedged as of December 31, 2016. Included in the hedged U.S. dollar-denominated investments are senior secured bank loans of $2.0 billion, at amortized cost, which we began hedging in the third quarter of 2016; dividend-focused U.S. public equity securities of $460 million, at cost, which we began hedging in the third quarter of 2016; U.S. dollar-denominated commercial mortgage loans of $745 million, at amortized cost and net of loan loss reserves; and U.S. dollar-denominated middle market loans of $74 million, at amortized cost and net of loan loss reserves. Yen-denominated investment income accounted for 53% of Aflac Japan's investment income in 2016, with the remainder generated by U.S. dollar-denominated investments. In addition, Aflac Incorporated has yen-denominated debt obligations.

We are exposed to currency risk as an economic event only when yen funds are actually converted into dollars. This occurs when we repatriate yen-denominated funds from Aflac Japan to Aflac U.S and with quarterly settlements of our reinsurance retrocession transactions. The exchange rates prevailing at the time of profit repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into dollars. In order to economically hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan, we had foreign exchange forwards and options as part of a hedging strategy on 114.0 billion yen received in 2016. As of December 31, 2016, we had foreign exchange forwards and options to economically hedge foreign exchange risk on 122.6 billion yen of future profit repatriation from Aflac Japan.

In addition to profit repatriation and the reinsurance retrocessions, certain investment activities for Aflac Japan expose us to economic currency risk when yen are converted into dollars. As noted above, we invest a portion of our yen cash flows in U.S. dollar-denominated assets. This requires that we convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of our U.S. dollar-denominated securities, we enter into foreign currency forward and option contracts to hedge the currency risk on the fair value of the securities. The dollar coupon or dividend payments received on these investments are not hedged and are subject to foreign exchange fluctuations, which are realized in earnings. Also, Aflac Japan has invested in reverse-dual currency securities (RDCs, or yen-denominated debt securities with dollar coupon payments), which exposes Aflac to changes in foreign exchange rates. The foreign currency effect on the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings. The RDCs provided a higher yield at the time of purchase than those available on Japanese government or other public corporate bonds, while still adhering to our investment standards at the time of the transaction. The yen/dollar exchange rate would have to strengthen significantly before the yield on these instruments would equal that of a comparable JGB instrument.
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

(In millions)	2016			2015
Yen/dollar exchange rates	101.49	116.49 (1)	131.49	105.61	120.61(1)	135.61
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$41,856	$36,467	$32,306	$31,544	$27,621	$24,566
Fixed maturities - consolidated variable interest entities(3)	783	682	604	1,016	890	792
Perpetual securities	1,557	1,357	1,202	1,883	1,649	1,466
Perpetual securities - consolidated variable interest entities(3)	231	201	178	214	187	167
Equity securities	155	136	120	408	357	318
Equity securities - consolidated variable interest entities	653	569	504	149	130	116
Securities held to maturity:
Fixed maturities	38,279	33,350	29,545	38,212	33,459	29,758
Cash and cash equivalents	1,013	883	782	730	640	569
Derivatives	2,245	1,207	3,515	2,416	676	968
Other financial instruments	206	178	159	179	156	139
Subtotal	86,978	75,030	68,915	76,751	65,765	58,859
Liabilities:
Notes payable	304	265	235	234	205	183
Derivatives	1,712	1,998	5,549	545	371	1,901
Subtotal	2,016	2,263	5,784	779	576	2,084
Net yen-denominated financial instruments	84,962	72,767	63,131	75,972	65,189	56,775
Other yen-denominated assets	8,741	7,616	6,747	8,195	7,176	6,382
Other yen-denominated liabilities	102,132	88,981	78,830	94,775	82,988	73,808
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(8,429)	$(8,598)	$(8,952)	$(10,608)	$(10,623)	$(10,651)
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

Interest Rate Risk

Our primary interest rate exposure is to the impact of changes in interest rates on the fair value of our investments in debt and perpetual securities. We monitor our investment portfolio on a quarterly basis utilizing a full valuation methodology, measuring price volatility, and sensitivity of the fair values of our investments to interest rate changes on the debt and perpetual securities we own. For example, if the current duration of a debt security or perpetual security is 10 years, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security or perpetual security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of debt and perpetual securities we own; derivatives, excluding credit default swaps, and notes payable as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2016		2015
(In millions)	Fair Value	+100 Basis Points	Fair Value		+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$77,170	$66,636	$66,031		$57,470
Dollar-denominated	36,611	33,611	36,838		32,364
Perpetual securities:
Yen-denominated	1,558	1,434	1,836		1,704
Dollar-denominated	75	68	111		103
Total debt and perpetual securities	$115,414	$101,749	$104,816		$91,641
Derivatives	$1,205	$1,309	$675		$675
Liabilities:
Notes payable(1)	$5,530	$5,175	$5,256	(2)	$4,907	(2)
Derivatives	1,998	1,901	371		200
(1)Excludes capitalized lease obligations
(2)Amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.

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

(In years)	2016	2015
Yen-denominated debt and perpetual securities	15	14
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2016	2015
Dollar-denominated debt and perpetual securities	10	10
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2016			2015			2014
	U.S.	Japan		U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.67%	1.38%	(1)	3.68%	1.81%	(1)	3.65%	1.87%	(1)
New money yield on investments	3.81	1.30		4.37	2.79		4.16	2.00
Policies in force at year-end:
Required interest on policy reserves	5.51	3.49	(1)	5.60	3.61	(1)	5.69	3.76	(1)
Portfolio book yield, end of period	5.52	2.52		5.69	2.70		5.73	2.76
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products

We continue to monitor the spread between our new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. Over the next two years, we have yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 1.30%. These securities total $1.2 billion at amortized cost and have a weighted average yield of 3.47%. Currently, when debt and perpetual securities we own mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

Periodically, depending on general economic conditions, we may enter into derivative transactions to hedge interest rate risk.

For further information on interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. These fluctuations could impact the Company’s consolidated results of operations or financial condition. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of our equity investments would decline by approximately $130 million.

Credit Risk

A significant portion of our investment portfolio consists of debt securities or perpetual securities and loans that expose us to the credit risk of the underlying issuer or borrower. We carefully evaluate this risk on every new investment and closely monitor the credit risk of our existing investment portfolio. We incorporate the needs of our products and liabilities, the overall requirements of the business, and other factors in addition to our underwriting of the credit risk for each investment in the portfolio.

Evaluating the underlying risks in our credit portfolio involves a multitude of factors including but not limited to our assessment of the issuer's or borrower's business activities, assets, products, market position, financial condition, and future prospects. We incorporate the assessment of the NRSROs in assigning credit ratings and we incorporate the rating methodologies of our specialist external managers in assigning loan ratings to portfolio holdings. We perform extensive internal assessments of the credit risks for all our portfolio holdings and potential new investments, which includes using analyses provided by our specialist external managers. For assets managed by external asset managers, we provide investment and credit risk parameters that must be used when making investment decisions and require ongoing monitoring and reporting from the asset managers on significant changes in credit risks within the portfolio.

Investment Concentrations

Our 15 largest global investment exposures as of December 31, 2016, were as follows:

Largest Global Investment Positions

Amortized	% of	Ratings
(In millions)	Cost	Total	Seniority	Moody’s	S&P	Fitch
Japan National Government(1)	$42,931	42.41%	Senior	A1	A+	A
Japan Housing Finance Agency	933.92	Senior	—	AAA	—
Republic of South Africa	515.51	Senior	Baa2	BBB-	BBB-
Bank of America NA	386.38
Bank of America Corp.	215.21	Senior	Baa1	BBB+	A
Bank of America Corp.	171.17	Lower Tier II	Baa3	BBB	A-
Bank of Tokyo-Mitsubishi UFJ Ltd.	386.38
BTMU Curacao Holdings NV	386.38	Lower Tier II	A2	—	A-
Investcorp SA	368.36
Investcorp Capital Limited	318.31	Senior	Ba2	—	BB
Investcorp Capital Limited	50.05	Senior	Ba2	—	—
JP Morgan Chase & Co.	336.33
JPMorgan Chase & Co. (including Bear Stearns Companies Inc.)	302.30	Senior	A3	A-	A+
JPMorgan Chase & Co. (Bank One Corp.)	17.02	Lower Tier II	Baa1	BBB+	A
JPMorgan Chase & Co. (NBD Bank)	11.01	Lower Tier II	A1	A-	A
JPMorgan Chase & Co. (FNBC)	6.00	Senior	Aa1	A+	—
Banobras	318.31	Senior	A3	BBB+	BBB+
Sultanate of Oman	300.30	Senior	Baa1	BBB-	—
Nordea Bank AB	289.29
Nordea Bank AB	221.22	Tier I	Baa3	BBB	—
Nordea Bank Finland	68.07	Upper Tier II	Baa2	—	—
Petroleos Mexicanos (Pemex)	283.28
Pemex Proj FDG Master TR	258.25	Senior	Baa3	BBB+	BBB+
Pemex Finance Ltd.	25.03	Senior	Baa3	A	A+
AXA	282.28
AXA-UAP	231.23	Upper Tier II	A3	BBB+	BBB
AXA	51.05	CC FNB	A3	BBB+	BBB+
Deutsche Telekom AG	279.28
Deutsche Telekom AG	258.26	Senior	Baa1	BBB+	BBB+
Deutsche Telekom International Finance	21.02	Senior	Baa1	BBB+	BBB+
CFE	275.27	Senior	Baa1	BBB+	BBB+
Barclays Bank PLC	271.27
Barclays Bank PLC	119.12	Lower Tier II	Baa3	BBB-	A-
Barclays Bank PLC	106.10	Upper Tier II	Ba1	BB	BBB
Barclays Bank PLC	39.04	Tier I	Ba2	BB	BB+
Barclay's Bank PLC	7.01	Tier I	Ba2	BB	BB+
Subtotal	$48,152	47.57%
Total debt and perpetual securities	$101,219	100.00%
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

Geographical Exposure

The following table indicates the geographic exposure of our debt and perpetual securities as of December 31.

	2016		2015
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$46,977	46.3%	$39,593	41.3%
United States and Canada (1)	30,583	30.1	31,622	33.0
United Kingdom	2,396	2.5	2,697	2.8
Germany	2,558	2.6	2,558	2.7
France	1,741	1.7	1,755	1.8
Peripheral Eurozone	2,597	2.6	2,762	2.9
Portugal	206.2		200.2
Italy	1,567	1.6	1,514	1.6
Ireland	118.1		364.4
Spain	706.7		684.7
Nordic Region	1,728	1.7	1,906	1.9
Sweden	704.7		682.7
Norway	520.5		512.5
Denmark	258.3		332.3
Finland	246.2		380.4
Other Europe	2,295	2.3	2,502	2.6
Netherlands	1,184	1.2	1,367	1.4
Switzerland	247.3		246.3
Czech Republic	429.4		415.4
Austria	119.1		115.1
Belgium	144.1		182.2
Poland	172.2		166.2
Luxembourg	0.0		11.0
Asia excluding Japan	3,425	3.4	3,325	3.5
Africa and Middle East	2,559	2.5	2,478	2.6
Latin America	2,205	2.2	2,172	2.3
Australia	1,705	1.7	2,135	2.2
All Others	450.4		437.4
Total debt and perpetual securities	$101,219	100.0%	$95,942	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits at December 31, 2016 and 2015, of which 100% and 72%
had principal and interest insurance as of December 31, 2016 and 2015, respectively.
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

Derivative Counterparties
We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes and subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange and/or credit loss due to counterparty default even though we are not a direct counterparty to those contracts. The risk of counterparty default for our VIE and senior note and subordinated debenture swaps, foreign currency forwards and options, and swaptions is mitigated by collateral posting requirements the counterparty must meet. If collateral posting agreements are not in place, the counterparty risk associated with foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited Aflac Incorporated's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aflac Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aflac Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aflac Incorporated and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia
February 24, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aflac Incorporated:

We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aflac Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aflac Incorporated's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia
February 24, 2017

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2016		2015		2014
Revenues:
Net premiums, principally supplemental health insurance	$19,225		$17,570		$19,072
Net investment income	3,278		3,135		3,319
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(83)		(153)		(31)
Sales and redemptions	215		303		215
Derivative and other gains (losses)	(255)		(10)		31
Total realized investment gains (losses)	(123)		140		215
Other income (loss)	179		27		122
Total revenues	22,559		20,872		22,728
Benefits and expenses:
Benefits and claims, net	12,919		11,746		12,937
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,141		1,066		1,108
Insurance commissions	1,368		1,303		1,436
Insurance expenses	2,452		2,214		2,261
Interest expense	268		289		317
Other expenses	344	(1)	392	(1)	178
Total acquisition and operating expenses	5,573		5,264		5,300
Total benefits and expenses	18,492		17,010		18,237
Earnings before income taxes	4,067		3,862		4,491
Income tax expense:
Current	884		1,288		1,079
Deferred	524		41		461
Income taxes	1,408		1,329		1,540
Net earnings	$2,659		$2,533		$2,951
Net earnings per share:
Basic	$6.46		$5.88		$6.54
Diluted	6.42		5.85		6.50
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	411,471		430,654		451,204
Diluted	413,921		433,172		454,000
(1) Includes expense of $137 in 2016 and $230 in 2015 for the payments associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2016	2015	2014
Net earnings	$2,659	$2,533	$2,951
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	283	360	(1,455)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	2,852	(2,534)	5,947
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(53)	(61)	(54)
Unrealized gains (losses) on derivatives during period	3	0	(17)
Pension liability adjustment during period	(45)	(20)	(76)
Total other comprehensive income (loss) before income taxes	3,040	(2,255)	4,345
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,035	(901)	1,803
Other comprehensive income (loss), net of income taxes	2,005	(1,354)	2,542
Total comprehensive income (loss)	$4,664	$1,179	$5,493
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2016		2015
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $62,195 in 2016 and $56,903 in 2015)	$68,778		$60,795
Fixed maturities - consolidated variable interest entities (amortized cost $4,168 in 2016 and $3,739 in 2015)	4,982		4,554
Perpetual securities (amortized cost $1,269 in 2016 and $1,586 in 2015)	1,425		1,719
Perpetual securities - consolidated variable interest entities (amortized cost $237 in 2016 and $255 in 2015)	208		228
Equity securities (cost $231 in 2016 and $117 in 2015)	265		135
Equity securities - consolidated variable interest entities (cost $972 in 2016 and $363 in 2015)	1,044		363
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $40,021 in 2016 and $37,520 in 2015)	33,350		33,459
Other investments	1,450	(1)	294
Cash and cash equivalents	4,859		4,350
Total investments and cash	116,361		105,897
Receivables	669		705
Accrued investment income	754		768
Deferred policy acquisition costs	8,993		8,511
Property and equipment, at cost less accumulated depreciation	433		427
Other(2)	2,609		1,948
Total assets	$129,819		$118,256
(1) Includes $819 in 2016 of loan receivables from consolidated variable interest entities
(2) Includes $127 in 2016 and $102 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2016	2015
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$76,106	$69,687
Unpaid policy claims	4,045	3,802
Unearned premiums	6,916	7,857
Other policyholders’ funds	6,659	6,285
Total policy liabilities	93,726	87,631
Income taxes	5,387	4,340
Payables for return of cash collateral on loaned securities	526	941
Notes payable	5,360	4,971
Other(3)	4,338	2,665
Total liabilities	109,337	100,548
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2016 and 2015; issued 671,249 shares in 2016 and 669,723 shares in 2015	67	67
Additional paid-in capital	1,976	1,828
Retained earnings	25,981	24,007
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,983)	(2,196)
Unrealized gains (losses) on investment securities	4,805	2,986
Unrealized gains (losses) on derivatives	(24)	(26)
Pension liability adjustment	(168)	(139)
Treasury stock, at average cost	(10,172)	(8,819)
Total shareholders’ equity	20,482	17,708
Total liabilities and shareholders’ equity	$129,819	$118,256
(3) Includes $146 in 2016 and $293 in 2015 of derivatives from consolidated variable interest entities
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2016	2015	2014
Common stock:
Balance, beginning of period	$67	$67	$67
Balance, end of period	67	67	67
Additional paid-in capital:
Balance, beginning of period	1,828	1,711	1,644
Exercise of stock options	46	43	29
Share-based compensation	64	36	(3)
Gain (loss) on treasury stock reissued	38	38	41
Balance, end of period	1,976	1,828	1,711
Retained earnings:
Balance, beginning of period	24,007	22,156	19,885
Net earnings	2,659	2,533	2,951
Dividends to shareholders ($1.66 per share in 2016, $1.58 per share in 2015 and $1.50 per share in 2014)	(685)	(682)	(680)
Balance, end of period	25,981	24,007	22,156
Accumulated other comprehensive income (loss):
Balance, beginning of period	625	1,979	(563)
Unrealized foreign currency translation gains (losses) during period, net of income taxes	213	345	(1,036)
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	1,819	(1,686)	3,637
Unrealized gains (losses) on derivatives during period, net of income taxes	2	0	(14)
Pension liability adjustment during period, net of income taxes	(29)	(13)	(45)
Balance, end of period	2,630	625	1,979
Treasury stock:
Balance, beginning of period	(8,819)	(7,566)	(6,413)
Purchases of treasury stock	(1,422)	(1,315)	(1,210)
Cost of shares issued	69	62	57
Balance, end of period	(10,172)	(8,819)	(7,566)
Total shareholders’ equity	$20,482	$17,708	$18,347
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2016		2015		2014
Cash flows from operating activities:
Net earnings	$2,659		$2,533		$2,951
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	42		147		(7)
Increase in deferred policy acquisition costs	(306)		(241)		(225)
Increase in policy liabilities	3,331		3,524		3,614
Change in income tax liabilities	(93)		(36)		123
Realized investment (gains) losses	123		(140)		(215)
Other, net	231	(1)	989	(1)	309
Net cash provided (used) by operating activities	5,987		6,776		6,550
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	5,157		3,224		4,178
Fixed maturities matured or called	1,096		1,132		1,001
Perpetual securities matured or called	470		647		203
Equity securities sold	350		1		0
Securities held to maturity:
Fixed maturities matured or called	1,399		766		8,475
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(10,890)		(6,507)		(10,978)
Available-for-sale equity securities acquired	(1,079)		(454)		(5)
Held-to-maturity fixed maturities acquired	0		0		(3,564)
Other investments, net	(1,118)		(70)		272
Purchase of subsidiary	0		(40)		0
Settlement of derivatives, net	1,252		(2,119)		(636)
Cash received (pledged or returned) as collateral, net	(416)		(1,391)		(3,217)
Other, net	(76)		(86)		30
Net cash provided (used) by investing activities	(3,855)		(4,897)		(4,241)
Cash flows from financing activities:
Purchases of treasury stock	(1,422)		(1,315)		(1,210)
Proceeds from borrowings	986		998		750
Principal payments under debt obligations	(610)		(1,272)		(335)
Dividends paid to shareholders	(658)		(656)		(654)
Change in investment-type contracts, net	159		256		1,253
Treasury stock reissued	46		36		33
Other, net	(120)	(1)	(234)	(1)	16
Net cash provided (used) by financing activities	(1,619)		(2,187)		(147)
Effect of exchange rate changes on cash and cash equivalents	(4)		0		(47)
Net change in cash and cash equivalents	509		(308)		2,115
Cash and cash equivalents, beginning of period	4,350		4,658		2,543
Cash and cash equivalents, end of period	$4,859		$4,350		$4,658
Supplemental disclosures of cash flow information:
Income taxes paid	$1,526		$996		$1,416
Interest paid	211		236		241
Noncash interest	57		53		76
Impairment losses included in realized investment losses	83		153		31
Noncash financing activities:
Capital lease obligations	1		6		9
Treasury stock issued for:
Associate stock bonus	30		35		35
Shareholder dividend reinvestment	27		26		26
Share-based compensation grants	4		3		4
(1) Operating activities excludes and financing activities includes a cash outflow of $137 in 2016 and $230 in 2015 for the payments associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 71% of the Company's total revenues in 2016, compared with 70% in 2015 and 72% in 2014. The percentage of the Company's total assets attributable to Aflac Japan was 83% at both December 31, 2016 and 2015.

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

We have designated a majority of the Parent Company's yen-denominated liabilities (notes payable and yen-denominated loans) as non-derivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our investment in Aflac Japan. Outstanding principal and related accrued interest on these Parent Company liabilities and the fair value of these derivatives are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments and changes in the fair value of these derivatives are recorded as unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

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

Insurance premiums for most of the Company's health and life policies, including cancer, accident, hospital, critical illness, dental, vision, term life, whole life, long-term care and disability, are recognized as revenue over the premium-paying periods of the contracts when due from policyholders. When revenues are reported, the related amounts of benefits and expenses are charged against such revenues, so that profits are recognized in proportion to premium revenues during the period the policies are expected to remain in force. This association is accomplished by means of annual additions to the liability for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features, including term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the period over which benefits are provided. Premiums for these products are recognized as revenue over the premium-paying periods of the contracts when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded in earnings, such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

At the policyholder's option, customers can also pay discounted advanced premiums for certain of our products. Advanced premiums are deferred and recognized when due from policyholders over the regularly scheduled premium payment period.

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

We have investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. We are the primary beneficiary of certain VIEs, and therefore consolidate these entities in our financial statements. While the VIEs generally operate within a defined set of documents, there are certain powers that are retained by us that are considered significant in our conclusion that we are the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral or, for collateralized debt obligations (CDOs), the reference credits to include in the structure; the ability to obtain the underlying collateral in the event of default; and the ability to appoint or dismiss key parties in the structure. In particular, our powers surrounding the underlying collateral were considered to be the most significant powers since those most significantly impact the economics of the VIE. We have no obligation to provide any continuing financial support to any of the entities in which we are the primary beneficiary. Our maximum loss is limited to our original investment. Neither we nor any of our creditors have the ability to obtain the underlying collateral, nor do we have control over the instruments in the VIEs, unless there is an event of default. For those entities where we are the primary beneficiary, the assets consolidated are fixed-maturity securities, perpetual securities, equity securities, and derivative instruments; collateral consisting of these asset classes is reported separately with the caption "- consolidated variable interest entities" on our balance sheet.

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

The determination of whether an impairment in value of our debt securities is other than temporary is based largely on our evaluation of the issuer's creditworthiness. We must apply considerable judgment in determining the likelihood of the security recovering in value while we own it. Factors that may influence this include the overall level of interest rates, credit spreads, the credit quality of the underlying issuer, and other factors. This process requires consideration of risks which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk and foreign currency risk.

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

Our investments in perpetual securities that are rated below investment grade and equity securities are evaluated for other-than-temporary impairment under our equity impairment model. Our equity impairment model focuses on the severity of a security's decline in fair value coupled with the length of time the fair value of the security has been below amortized cost and the financial condition and near-term prospects of the issuer. For equity securities that have declines in value that are deemed to be temporary, we make an assertion as to our ability and intent to retain the security until recovery. Once identified, these equity securities are restricted from trading unless authorized based upon significant events that could not have been foreseen at the time we asserted our ability and intent to retain the security until recovery.

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

Other investments include policy loans, middle market loans, commercial mortgage loans, and other short-term investments with maturities of one year or less, but greater than 90 days, at the time of purchase. We invest in middle market loans through participation rights, and commercial mortgage loans that are accounted for as loan receivables and recorded at amortized cost on the acquisition date. Since we have the intent and ability to hold these loan receivables for the foreseeable future or until they mature, they are considered held for investment and are carried at adjusted amortized cost in the other investments line on our consolidated balance sheets. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. Other short-term investments are stated at amortized cost, which approximates estimated fair value.

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, foreign currency swaps, credit default swaps (CDSs), foreign currency forwards, foreign currency options, and options on interest rate swaps (or interest rate swaptions). Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Foreign currency forwards and options are used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio. Foreign currency forwards and options are used to hedge certain portions of forecasted cash flows denominated in yen. Interest rate swaps are used to hedge the variability of interest cash flows associated with our variable interest rate notes. Cross-currency interest rate swaps, also referred to as foreign currency swaps, are used to economically convert certain U.S. dollar-denominated note obligations into yen-denominated principal and interest obligations. Interest rate swaptions have been used to hedge interest rate risk for certain U.S. dollar-denominated available-for-sale securities. We do not use derivatives for trading purposes, nor do we engage in leveraged derivative transactions.

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

We have designated the majority of the Parent Company's yen-denominated liabilities (notes payable and yen-denominated loans) as non-derivative hedges and designated certain derivatives as hedges of the foreign currency exposure to our investment in Aflac Japan. At the beginning of each quarter, we make our net investment hedge designation. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. Should these designated net investment hedge positions exceed our net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds our investment in Aflac Japan would be recognized in current earnings within derivative and other gains (losses).

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

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. The Company performs a two-stage analysis of the internal replacements to determine if the modification is substantive to the base policy. The stages of evaluation are as follows: 1) determine if the modification is integrated with the base policy, and 2) if it is integrated, determine if the resulting contract is substantially changed.
For internal replacement transactions where the resulting contract is substantially unchanged, the policy is accounted for as a continuation of the replaced contract. Unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Examples include conversions of same age bands, certain family coverage changes, pricing era changes (decrease), and ordinary life becomes reduced paid-up and certain reinstatements.
An internal replacement transaction that results in a policy that is substantially changed is accounted for as an extinguishment of the original policy and the issuance of a new policy. Unamortized deferred acquisition costs on the original policy are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with our accounting policies for deferred acquisition costs. Further, the policy reserves are evaluated based on the new policy features, and any change (up or down) necessary is recognized at the date of contract change/modification. Examples include conversions-higher age bands, certain family coverage changes, pricing era changes (increase), lapse & re-issue, certain reinstatements and certain contract conversions.
Riders can be considered internal replacements that are either integrated or non-integrated resulting in either substantially changed or substantially unchanged treatment. Riders are evaluated based on the specific facts and circumstances of the rider and are considered expansion of the existing benefits with additional premium required. Non-integrated riders to existing contracts do not change the Company's profit expectations for the related products and are treated as a new policy establishment for incremental coverage.

We measure the recoverability of DAC and the adequacy of our policy reserves annually by performing gross premium valuations on our business. (See the following discussion for further information regarding policy reserves.)
Policy Liabilities: Future policy benefits represent claims that are expected to occur in the future and are computed by a net level premium method using estimated future investment yields, persistency and recognized morbidity and mortality tables modified to reflect our experience, including a provision for adverse deviation. These assumptions are generally established and considered locked at policy inception. These assumptions may only be unlocked in certain circumstances based on the results of periodic DAC recoverability and premium deficiency testing.
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

For internal replacements that are determined to not be substantially unchanged, policy liabilities related to the original policy that was replaced are immediately released, and policy liabilities are established for the new insurance contract; however, for internal replacements that are considered substantially unchanged, no changes to the reserves are recognized.

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

Financial Services - Insurance - Disclosures about Short-Duration Contracts: In May 2015, the FASB issued updated guidance requiring enhanced disclosures by all insurance entities that issue short-duration contracts. The amendments require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities and expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. We adopted this guidance as of December 31, 2016, and have no insurance contracts classified as short-duration. The adoption of this guidance did not have a significant impact on our disclosures.

Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent): In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. We adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on our disclosures.

Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs: In April 2015, the FASB issued updated guidance to simplify presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. In August 2015, the FASB issued updated Securities and Exchange Commission (SEC) Staff guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. The guidance states that an entity may defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We retrospectively adopted this guidance as of January 1, 2016. The retrospective adoption of this accounting standard resulted in a $40 million reduction to notes payable and other assets as of December 31, 2015, the earliest balance sheet date presented in the period of adoption, but did not have a significant impact on our financial position, results of operations, or disclosures.

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

Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity: In November 2014, the FASB issued guidance to clarify how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance also clarifies that an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. We adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, the FASB issued this amendment that provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new guidance requires a formal assessment of going concern by management based on criteria prescribed in the new guidance. We adopted this guidance as of December 31, 2016. The adoption of this guidance did not have a significant impact our financial position, results of operations, or disclosures, and no substantial doubt currently exists about the Company’s ability to continue as a going concern.

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

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued updated guidance for repurchase agreement and security lending transactions to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. The amendments also require new disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. We adopted accounting changes for the new guidance as of January 1, 2015, and adopted the required disclosures as of April 1, 2015. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

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

Income Taxes - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: In July 2013, the FASB issued guidance to amend the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. We adopted this guidance as of January 1, 2014. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Other Expenses - Fees Paid to the Federal Government by Health Insurers: In July 2011, the FASB issued guidance on the accounting for fees owed by health insurers as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, which imposes an annual fee on health insurers for each calendar year beginning on or after January 1, 2014. A health insurer's portion of the annual fee is payable by September 30 of the applicable calendar year once the entity provides health insurance for any U.S. health risk in that year. The accounting guidance specifies that the liability for the fee should be estimated and recorded in full in the applicable calendar year in which the fee is payable. We adopted this guidance as of January 1, 2014. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Accounting Pronouncements Pending Adoption

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued amendments simplifying the subsequent measurement of goodwill. An entity, under this update, is no longer required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, the entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments are effective for public business entities that are U.S. SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after Dec. 15, 2019. Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, or disclosures.

Business Combinations - Clarifying the Definition of a Business: In January 2017, the FASB issued amendments clarifying when a set of assets and activities is a business. The amendments provide a screen to determine when a set of assets and activities is not a business. The amendments are effective for public business entities beginning after December 15, 2017, including interim periods within those periods. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, or disclosures.

Statement of Cash Flows - Restricted Cash: In November 2016, the FASB issued amendments requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, or disclosures.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued amendments that require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. We are evaluating the impact of adoption of this guidance on our financial position, results of operations, or disclosures.

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

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued amendments that provide guidance on eight specific statement of cash flows classification issues. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations, disclosures, or statements of cash flows.

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform about a credit loss. Credit losses on available-for-sale debt securities will continue to be measured in a manner similar to current GAAP. However, the amendments require that credit losses be presented as an allowance rather than as a writedown. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The amendments are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may early adopt this guidance as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, loans and loan receivables and reinsurance recoverables (See Notes 3 and 8 for current balances of instruments in scope). We are continuing to evaluate the impact of adoption of this guidance on our financial position, results of operations and disclosures.

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

The amendment requires prospective recognition of excess tax benefits and deficiencies in the income statement, rather than in paid-in capital. As a result of applying this requirement, we estimate that recognition of excess tax benefits will increase volatility in our statement of operations but will not have a significant impact on our statement of financial position, operations, or disclosures. We continue to evaluate the impact of this guidance as estimates will vary from the actual expense based on changes in actual share price.

The amendment also requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance requires modified retrospective transition for settlements on all outstanding awards (both historical and future) that did not give rise to an excess benefit to be recorded through retained earnings on a cumulative-effect basis. We estimate that the adoption of these amendments in the guidance will not have a significant impact on our financial position, results of operations, or disclosures.

Additionally, the amendment requires that the minimum statutory tax withholding for all outstanding liability awards be reclassified at the date of adoption to equity (assuming equity classification results from the guidance change), and record a cumulative-effect adjustment to equity on a modified retrospective basis. We estimate that the adoption of these amendments in the guidance will not have a significant impact on our financial position, results of operations, or disclosures.

The guidance requires certain reclassifications of balances on the statement of cash flows to or from operating and financing activities. The reclassification guidance will not have a significant impact on our statement of cash flows.

The amendment allows an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. We estimate that the election and adoption of this amendment in the guidance will not have a significant impact on our financial position, results of operations, or disclosures.

Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting: In March 2016, the FASB issued amendments which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Per the amendments, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. We have evaluated the adoption of this guidance and do not expect the guidance to have a significant impact on our financial position, results of operations, or disclosures.

Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments: In March 2016, the FASB issued amendments which clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have evaluated the adoption of this guidance and do not expect the guidance to have a significant impact on our financial position, results of operations, or disclosures.

Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships: In March 2016, the FASB issued amendments which clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have evaluated the adoption of this guidance and do not expect the guidance to have a significant impact on our financial position, results of operations, or disclosures.

Leases: In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset, will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 for current balances of leases in scope). The leases within scope of this guidance will increase our right-of-use assets recorded on our financial position, however we estimate leases within scope of the guidance to represent less than 1% of our total assets as of December 31, 2016. We estimate that the adoption of this guidance will not have a significant impact on our financial position, results of operations and disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require that equity investments be measured at fair value with changes recognized in net income; that changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option be recognized in other comprehensive income; and that entities would make the assessment of the ability to realize a deferred tax asset (DTA) related to an available-for-sale (AFS) debt security in combination with the entity's other DTAs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the own credit provision if an entity has elected to measure a liability at fair value. We have identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, perpetual securities and equity securities (See Note 3 for current balances of instruments in scope). We estimate that the impact of this guidance will increase volatility in our statement of operations and we are continuing to evaluate the impact of this guidance on our statement of financial position, operations, or disclosures.

Revenue from Contracts with Customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Other updates related to the new guidance, which are effective as of the same reporting period, pertain to improvements in certain areas. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods. We have identified revenue in scope of this guidance to include certain revenues associated with affiliated entities in support of our operations. We estimate the revenue within scope of the guidance to represent less than 1% of our total revenues as of December 31, 2016. We estimate that the adoption of this guidance will not have a significant impact on our financial position, results of operations and disclosures.

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

(In millions)	2016	2015		2014
Revenues:
Aflac Japan:
Net earned premiums
Cancer	$5,639	$4,933		$5,596
Medical and other health	3,429	3,092		3,770
Life insurance	4,469	4,021		4,495
Net investment income	2,554	2,436		2,662
Other income	40	31		32
Total Aflac Japan	16,131	14,513		16,555
Aflac U.S.:
Net earned premiums:
Accident/disability	2,469	2,391		2,303
Cancer	1,299	1,293		1,279
Other health	1,415	1,395		1,371
Life insurance	271	268		258
Net investment income	703	678		645
Other income	10	8		3
Total Aflac U.S.	6,167	6,033		5,859
Other business segments	275	225		43
Total business segment revenues	22,573	20,771		22,457
Realized investment gains (losses) (1)	(208)	55		171
Corporate	284	282		281
Intercompany eliminations	(199)	(201)		(248)
Other non-operating income (loss)	109	(35)	(2)	67
Total revenues	$22,559	$20,872		$22,728
(1) Excluding a gain of $85 in both 2016 and 2015 and $44 in 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $20 related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. The loss was offset by derivative gains included in realized investment gains (losses).

(In millions)	2016		2015		2014
Pretax earnings:
Aflac Japan	$3,334		$3,175		$3,458
Aflac U.S.	1,208		1,101		1,073
Other business segments	18		14		(2)
Total business segment pretax operating earnings	4,560		4,290		4,529
Interest expense, noninsurance operations	(128)		(146)		(198)
Corporate and eliminations	(129)		(71)		(78)
Pretax operating earnings	4,303		4,073		4,253
Realized investment gains (losses) (1)	(208)		55		171
Other non-operating income (loss)	(28)	(3)	(266)	(2),(3)	67
Total earnings before income taxes	$4,067		$3,862		$4,491
Income taxes applicable to pretax operating earnings	$1,491		$1,403		$1,456
Effect of foreign currency translation on after-tax operating earnings	141		(198)		(117)
(1) Excluding a gain of $85 in both 2016 and 2015 and $44 in 2014 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(2) Includes a loss of $20 related to the change in value of yen repatriation received in advance of settlement of certain foreign currency derivatives. This loss was offset by derivative gains included in realized investment gains (losses).
(3) Includes expense of $137 in 2016 and $230 in 2015 for the payments associated with the early extinguishment of debt

Assets as of December 31 were as follows:

(In millions)	2016	2015	2014
Assets:
Aflac Japan	$107,858	$97,646	$98,525
Aflac U.S.	19,453	18,537	18,383
Other business segments	270	188	128
Total business segment assets	127,581	116,371	117,036
Corporate	26,476	23,375	24,596
Intercompany eliminations	(24,238)	(21,490)	(21,905)
Total assets	$129,819	$118,256	$119,727
Prior year amounts have been adjusted for the adoption of the accounting guidance on January 1, 2016 related to debt issuance costs.

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2016	2015	2014
Statements of Earnings:
Weighted-average yen/dollar exchange rate	108.70	120.99	105.46
Yen percent strengthening (weakening)	11.3%	(12.8)%	(7.5)%
Exchange effect on pretax operating earnings (in millions)	$218	$(288)	$(180)

	2016	2015
Balance Sheets:
Yen/dollar exchange rate at December 31	116.49	120.61
Yen percent strengthening (weakening)	3.54%	(.05)%
Exchange effect on total assets (in millions)	$2,820	$(36)
Exchange effect on total liabilities (in millions)	3,109	(41)

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2016	2015	2014
Management fees	$79	$53	$39
Allocated expenses	106	101	71
Profit repatriation	1,286	2,139	1,704
Total transfers from Aflac Japan	$1,471	$2,293	$1,814

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

(In millions)	2016	2015
Property and equipment:
Land	$166	$166
Buildings	421	400
Equipment and furniture	355	329
Total property and equipment	942	895
Less accumulated depreciation	509	468
Net property and equipment	$433	$427

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2016, $207 million, or 30.9% of total receivables, were related to Aflac Japan's operations, compared with $257 million, or 36.4%, at December 31, 2015.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2016	2015	2014
Fixed-maturity securities	$3,214	$3,094	$3,249
Perpetual securities	94	114	141
Equity securities	35	3	1
Other investments	31	15	6
Short-term investments and cash equivalents	11	4	2
Gross investment income	3,385	3,230	3,399
Less investment expenses	107	95	80
Net investment income	$3,278	$3,135	$3,319

Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,857	$3,359	$160	$26,056
Municipalities	246	29	8	267
Mortgage- and asset-backed securities	1,096	33	8	1,121
Public utilities	1,533	318	3	1,848
Sovereign and supranational	862	186	5	1,043
Banks/financial institutions	2,673	403	74	3,002
Other corporate	3,192	623	3	3,812
Total yen-denominated	32,459	4,951	261	37,149
Dollar-denominated:
U.S. government and agencies	148	10	0	158
Municipalities	894	142	8	1,028
Mortgage- and asset-backed securities	196	20	0	216
Public utilities	5,205	690	60	5,835
Sovereign and supranational	335	91	0	426
Banks/financial institutions	2,570	507	16	3,061
Other corporate	24,556	2,021	690	25,887
Total dollar-denominated	33,904	3,481	774	36,611
Total fixed maturities	66,363	8,432	1,035	73,760
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,266	128	49	1,345
Other corporate	189	24	0	213
Dollar-denominated:
Banks/financial institutions	51	24	0	75
Total perpetual securities	1,506	176	49	1,633
Equity securities:
Yen-denominated	624	83	2	705
Dollar-denominated	579	31	6	604
Total equity securities	1,203	114	8	1,309
Total securities available for sale	$69,072	$8,722	$1,092	$76,702

	2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,702	$5,338	$0	$26,040
Municipalities	350	107	0	457
Mortgage- and asset-backed securities	30	2	0	32
Public utilities	3,201	358	23	3,536
Sovereign and supranational	2,602	283	8	2,877
Banks/financial institutions	3,731	195	26	3,900
Other corporate	2,734	452	7	3,179
Total yen-denominated	33,350	6,735	64	40,021
Total securities held to maturity	$33,350	$6,735	$64	$40,021

	2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$17,293	$1,862	$0	$19,155
Municipalities	128	9	0	137
Mortgage- and asset-backed securities	322	33	0	355
Public utilities	1,400	210	10	1,600
Sovereign and supranational	791	180	0	971
Banks/financial institutions	2,321	325	105	2,541
Other corporate	3,337	448	33	3,752
Total yen-denominated	25,592	3,067	148	28,511
Dollar-denominated:
U.S. government and agencies	110	11	0	121
Municipalities	926	151	6	1,071
Mortgage- and asset-backed securities	200	27	0	227
Public utilities	5,464	636	221	5,879
Sovereign and supranational	331	105	0	436
Banks/financial institutions	2,865	634	21	3,478
Other corporate	25,154	1,774	1,302	25,626
Total dollar-denominated	35,050	3,338	1,550	36,838
Total fixed maturities	60,642	6,405	1,698	65,349
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,581	143	93	1,631
Other corporate	183	22	0	205
Dollar-denominated:
Banks/financial institutions	77	35	1	111
Total perpetual securities	1,841	200	94	1,947
Equity securities:
Yen-denominated	472	19	4	487
Dollar-denominated	8	3	0	11
Total equity securities	480	22	4	498
Total securities available for sale	$62,963	$6,627	$1,796	$67,794

	2015
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,004	$3,387	$0	$23,391
Municipalities	341	74	0	415
Mortgage- and asset-backed securities	36	2	0	38
Public utilities	3,092	205	94	3,203
Sovereign and supranational	2,555	182	26	2,711
Banks/financial institutions	4,431	168	53	4,546
Other corporate	3,000	260	44	3,216
Total yen-denominated	33,459	4,278	217	37,520
Total securities held to maturity	$33,459	$4,278	$217	$37,520

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

Beginning in 2015 and continuing into 2016, we increased our investment in yen-denominated publicly traded equity securities. In 2016, we also increased our investment in U.S. dollar-denominated publicly traded equity securities. These securities are classified as available for sale and carried on our balance sheet at fair value.

During 2016 and 2015, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During 2014, we reclassified three investments from the held-to-maturity category to the available-for-sale category as a result of the issuers being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $424 million and an aggregate unrealized loss of $54 million.

Contractual and Economic Maturities

The contractual maturities of our investments in fixed maturities at December 31, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$180	$204	$103	$105
Due after one year through five years	3,441	3,696	617	668
Due after five years through 10 years	9,374	9,694	2,860	3,018
Due after 10 years	39,461	45,125	8,545	9,411
Mortgage- and asset-backed securities	1,144	1,184	43	48
Total fixed maturities available for sale	$53,600	$59,903	$12,168	$13,250
Held to maturity:
Due after one year through five years	2,009	2,112	0	0
Due after five years through 10 years	1,584	1,737	0	0
Due after 10 years	29,727	36,140	0	0
Mortgage- and asset-backed securities	30	32	0	0
Total fixed maturities held to maturity	$33,350	$40,021	$0	$0

At December 31, 2016, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $595 million at amortized cost and $607 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at December 31, 2016, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$87	$82	$0	$0
Due after one year through five years	189	213	0	0
Due after 10 years	1,191	1,282	39	56
Total perpetual securities available for sale	$1,467	$1,577	$39	$56

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2016			2015
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$42,931	$51,345	A	$36,859	$42,025
(1)Japan Government Bonds (JGBs) or JGB-backed securities
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2016		2015	2014
Realized investment gains (losses):
Fixed maturities:
Available for sale:
Gross gains from sales	$77		$224	$192
Gross losses from sales	(134)	(1)	(8)	(12)
Net gains (losses) from redemptions (1)	186		52	34
Other-than-temporary impairment losses	(24)	(1)	(152)	(31)
Held to maturity:
Net gains (losses) from redemptions	0		0	1
Total fixed maturities	105		116	184
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	64		35	0
Other-than-temporary impairment losses	(2)		0	0
Total perpetual securities	62		35	0
Equity securities:
Net gains (losses) from redemptions	22		0	0
Other-than-temporary impairment losses	(57)		(1)	0
Total equity securities	(35)		(1)	0
Derivatives and other:
Derivative gains (losses)	(255)		(10)	31
Total derivatives and other	(255)		(10)	31
Total realized investment gains (losses)	$(123)		$140	$215
(1) Primarily driven by foreign exchange

In 2016, the impairments we recorded related to fixed maturity securities were due to a change in intent to sell securities. In 2016, the impairments we recorded related to equity securities were a result of significant and/or prolonged declines in fair value, as well as expected portfolio rebalancing where we were not able to assert our ability and intent to hold certain securities until recovery.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2016	2015	2014
Changes in unrealized gains (losses):
Fixed maturities:
Available for sale	$2,690	$(2,481)	$5,629
Transferred to held to maturity	0	0	(10)
Perpetual securities:
Available for sale	21	(123)	269
Equity securities	88	9	5
Total change in unrealized gains (losses)	$2,799	$(2,595)	$5,893

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2016	2015
Unrealized gains (losses) on securities available for sale	$7,630	$4,831
Deferred income taxes	(2,825)	(1,845)
Shareholders’ equity, unrealized gains (losses) on investment securities	$4,805	$2,986

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$3,958	$160	$3,958	$160	$0	$0
Municipalities:
Dollar-denominated	44	8	0	0	44	8
Yen-denominated	105	8	105	8	0	0
Mortgage- and asset- backed securities:
Yen-denominated	713	8	713	8	0	0
Public utilities:
Dollar-denominated	1,265	60	790	32	475	28
Yen-denominated	635	26	347	14	288	12
Sovereign and supranational:
Yen-denominated	244	13	38	5	206	8
Banks/financial institutions:
Dollar-denominated	268	16	238	10	30	6
Yen-denominated	1,521	100	636	19	885	81
Other corporate:
Dollar-denominated	10,462	690	7,252	346	3,210	344
Yen-denominated	321	10	321	10	0	0
Total fixed maturities	19,536	1,099	14,398	612	5,138	487
Perpetual securities:
Yen-denominated	479	49	85	1	394	48
Total perpetual securities	479	49	85	1	394	48
Equity securities:
Dollar-denominated	211	6	211	6	0	0
Yen-denominated	49	2	49	2	0	0
Total equity securities	260	8	260	8	0	0
Total	$20,275	$1,156	$14,743	$621	$5,532	$535

	2015
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Municipalities:
Dollar-denominated	$80	$6	$80	$6	$0	$0
Public utilities:
Dollar-denominated	2,127	221	1,689	132	438	89
Yen-denominated	1,487	104	1,062	73	425	31
Sovereign and supranational:
Yen-denominated	580	26	385	13	195	13
Banks/financial institutions:
Dollar-denominated	366	21	348	11	18	10
Yen-denominated	2,350	158	1,147	14	1,203	144
Other corporate:
Dollar-denominated	13,430	1,302	11,068	770	2,362	532
Yen-denominated	1,151	77	343	5	808	72
Total fixed maturities	21,571	1,915	16,122	1,024	5,449	891
Perpetual securities:
Dollar-denominated	6	1	0	0	6	1
Yen-denominated	645	93	216	12	429	81
Total perpetual securities	651	94	216	12	435	82
Equity securities:
Yen-denominated	191	4	191	4	0	0
Total equity securities	191	4	191	4	0	0
Total	$22,413	$2,013	$16,529	$1,040	$5,884	$973

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

For those VIEs other than certain unit trust structures, our involvement is passive in nature. We are not, nor have we been, required to purchase any securities issued in the future by these VIEs.

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
Investments in Consolidated Variable Interest Entities

	2016		2015
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,168	$4,982	$3,739	$4,554
Perpetual securities, available for sale	237	208	255	228
Equity securities	972	1,044	363	363
Other investments	819	789	0	0
Other assets	127	127	102	102
Total assets of consolidated VIEs	$6,323	$7,150	$4,459	$5,247
Liabilities:
Other liabilities	$146	$146	$293	$293
Total liabilities of consolidated VIEs	$146	$146	$293	$293

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding invested assets and foreign currency, and/or CDS, as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investments in unit trust structures, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

Investments in Unit Trust Structures

We invest through unit trust structures in yen-denominated public equity securities, U.S. dollar-denominated public equity securities, bank loans, commercial mortgage loans, and middle market loans in which we are the only investor, requiring us to consolidate these trusts under U.S. GAAP. The yen-denominated and U.S. dollar-denominated equity securities are classified as available-for-sale in the financial statements. As of December 31, 2016, the amortized cost and fair value of these equity securities was $972 million and $1.0 billion, compared with amortized cost and fair value of $363 million as of December 31, 2015. The bank loans are classified as available-for-sale fixed-maturity securities in the financial statements. As of December 31, 2016, the amortized cost and fair value of our bank loan investments was $2.0 billion and $1.9 billion, respectively, compared with an amortized cost and fair value of $1.4 billion as of December 31, 2015. The commercial mortgage loans, all of which were purchased in 2016, are classified as held for investment and reflected in other investments on the consolidated balance sheets. As of December 31, 2016, the amortized cost of these loans, net of loan loss reserves, was $745 million. The middle market loans, which were purchased in 2016, are classified as held for investment and reflected in other investments on the consolidated balance sheets. As of December 31, 2016, the amortized cost of these loans, net of loan loss reserves, was $74 million.

VIEs - Not Consolidated

The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported as of December 31.

Investments in Variable Interest Entities Not Consolidated

	2016		2015
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,729	$5,261	$4,731	$5,093
Perpetual securities, available for sale	172	200	249	253
Fixed maturities, held to maturity	2,563	2,948	2,477	2,636
Other investments	1	1	0	0
Total investments in VIEs not consolidated	$7,465	$8,410	$7,457	$7,982
Prior year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to consolidations.

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have the obligation to absorb losses of the entity or the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 145 separate issuers with an average credit rating of BBB as of December 31, 2016, compared with 169 separate issuers with an average credit rating of BBB as of December 31, 2015.

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

Middle Market Loans

As of December 31, 2016 and 2015, our investment in middle market loan receivables, net of loan loss reserves and inclusive of those loans held in unit trust structures as discussed above, was $319 million and $118 million, respectively. These balances include an unfunded amount of $91 million and $53 million as of December 31, 2016 and 2015, respectively, that was reflected in other liabilities on the consolidated balance sheets. As of December 31, 2016 and 2015, we had no loans that were past due in regards to principal and/or interest payments. Additionally, we held no loans that were on nonaccrual status or considered impaired as of December 31, 2016 and 2015. Our middle market loan allowance for losses was immaterial as of December 31, 2016 and 2015. Our middle market loan allowance for losses is established using a general allowance methodology by applying industry average long term historical loss rates to our outstanding middle market loan balances. We had no troubled debt restructurings during December 31, 2016 and 2015.

As of December 31, 2016, we had commitments of $779 million to fund potential future loan originations related to this investment program, inclusive of loans held in unit trust structures. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

Commercial Mortgage Loans

In 2016, we began funding investments in commercial mortgage loans. As of December 31, 2016, the amortized cost of these investments, net of loan loss reserves and inclusive of those loans held in unit trust structures as discussed above, was $855 million. We had no loans that were past due in regards to principal and/or interest payments, and we held no loans that were on nonaccrual status or considered impaired as of December 31, 2016. Our commercial mortgage loan allowance for losses was immaterial as of December 31, 2016. We had no troubled debt restructurings during the year ended December 31, 2016.

As of December 31, 2016, we had $19 million in outstanding commitments to fund commercial mortgage loans, inclusive of loans held in unit trust structures. These commitments are contingent on the final underwriting and due diligence to be performed.

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

Details of our securities lending activities as of December 31 were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
2016
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Public utilities	$62	$0	$62
Banks/financial institutions	34	0	34
Other corporate	430	0	430
Total borrowings	$526	$0	$526
Gross amount of recognized liabilities for securities lending transactions			$526
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2016 and 2015, respectively.

Certain fixed-maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2016, debt securities with a fair value of $17 million were on deposit with regulatory authorities in the United States (including U.S. territories) and Japan. We retain ownership of all securities on deposit and receive the related investment income.

For general information regarding our investment accounting policies, see Note 1.

4.  DERIVATIVE INSTRUMENTS
Our freestanding derivative financial instruments have historically consisted of: (1) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (3) foreign currency forwards and options used to hedge foreign exchange risk from our net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or we elect not to designate them as an accounting hedge. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated the majority of the Parent Company's yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments for this net investment hedge.

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

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The maturities of these forwards and options are typically two years or less. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with U.S. dollar-denominated investments supporting yen-denominated liabilities.

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

	2016
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(10)	$0	$(10)
Total cash flow hedges	75	(10)	0	(10)
Fair value hedges:
Foreign currency forwards	10,965	(759)	0	(759)
Foreign currency options	4,224	(30)	2	(32)
Total fair value hedges	15,189	(789)	2	(791)
Net investment hedge:
Foreign currency forwards	209	3	5	(2)
Foreign currency options	843	24	41	(17)
Total net investment hedge	1,052	27	46	(19)
Non-qualifying strategies:
Foreign currency swaps	6,266	270	490	(220)
Foreign currency forwards	21,218	(289)	667	(956)
Foreign currency options	41	(2)	0	(2)
Credit default swaps	86	2	2	0
Total non-qualifying strategies	27,611	(19)	1,159	(1,178)
Total derivatives	$43,927	$(791)	$1,207	$(1,998)
Balance Sheet Location
Other assets	$18,329	$1,207	$1,207	$0
Other liabilities	25,598	(1,998)	0	(1,998)
Total derivatives	$43,927	$(791)	$1,207	$(1,998)

	2015
(In millions)	Net Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$(15)	$0	$(15)
Total cash flow hedges	75	(15)	0	(15)
Fair value hedges:
Foreign currency forwards	13,080	45	88	(43)
Foreign currency options	1,250	0	0	0
Total fair value hedges	14,330	45	88	(43)
Net investment hedge:
Foreign currency forwards	763	13	19	(6)
Foreign currency options	266	(3)	5	(8)
Total net investment hedge	1,029	10	24	(14)
Non-qualifying strategies:
Foreign currency swaps	6,599	264	563	(299)
Foreign currency forwards	11	0	0	0
Credit default swaps	83	1	1	0
Total non-qualifying strategies	6,693	265	564	(299)
Total derivatives	$22,127	$305	$676	$(371)
Balance Sheet Location
Other assets	$11,413	$676	$676	$0
Other liabilities	10,714	(371)	0	(371)
Total derivatives	$22,127	$305	$676	$(371)

The derivative notional amount increased from 2015 to 2016 primarily due to an increase in non-qualifying strategies. The increase in non-qualifying strategies related to entering into longer duration foreign currency forwards designated as fair value hedges that resulted in the dedesignation of existing foreign currency forwards. We also entered into offsetting foreign currency forwards for the remaining term of the foreign currency forwards that were dedesignated, both of which are included in the notional amounts presented for non-qualifying strategies.

Cash Flow Hedges
Certain of our consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately nine years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting are included in "non-qualifying strategies."
Fair Value Hedges
We designate and account for certain foreign currency forwards and options as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards and options hedge the foreign currency exposure of certain U.S. dollar-denominated investments. We recognize gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness. The change in fair value of the foreign currency option related to the time value of the option is excluded from the assessment of hedge effectiveness.

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
2016:
Foreign currency forwards	Fixed-maturity securities and equity securities	$207	$(338)	$545	$(566)	$(21)
Foreign currency options	Fixed-maturity securities	(95)	(18)	(77)	70	(7)
2015:
Foreign currency forwards	Fixed-maturity securities	$(133)	$(136)	$3	$(5)	$(2)
Foreign currency options	Fixed-maturity securities	(4)	3	(7)	7	0
Interest rate swaptions	Fixed-maturity securities	(95)	19	(114)	99	(15)
2014:
Foreign currency forwards	Fixed-maturity securities	$(1,835)	$(38)	$(1,797)	$1,819	$22
Foreign currency options	Fixed-maturity securities	(41)	(4)	(37)	38	1
Interest rate swaptions	Fixed-maturity securities	(318)	(36)	(282)	316	34

Net Investment Hedge

Our primary exposure to be hedged is our net investment in Aflac Japan, which is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated the Parent Company's yen-denominated liabilities (see Note 9) as non-derivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

We used foreign exchange forwards and options to hedge foreign exchange risk on 114.0 billion yen of profit repatriation received from Aflac Japan in 2016. As of December 31, 2016, we had entered into foreign exchange forwards and options as part of a hedge on 122.6 billion yen of future profit repatriation.

Our net investment hedge was effective for the years ended December 31, 2016, 2015 and 2014.
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
In the fourth quarter of 2016, we began using foreign exchange forwards to mitigate the currency risk of our U.S. dollar-denominated middle market loan portfolio held within the Aflac Japan segment. As of December 31, 2016, the outstanding derivative notional amounts associated with these U.S. dollar-denominated middle market loans was approximately $109 million. In the third quarter of 2016, we began using foreign exchange forwards to mitigate the currency risk of our U.S. dollar-denominated commercial loan portfolio held within the Aflac Japan segment. As of December 31, 2016, the outstanding derivative notional amounts associated with these U.S. dollar-denominated commercial mortgage loans was approximately $710 million. We have not elected to apply hedge accounting for these middle market loans and commercial mortgage loans. The change in fair value of the foreign exchange forwards and the foreign currency remeasurement of the middle market loans and commercial mortgage loans are each recorded through current period earnings, and generally offset each other.
Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2016		2015		2014
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$1	$3	$0	$0	$(2)	$(17)
Total cash flow hedges	1	3	0	0	(2)	(17)
Fair value hedges:
Foreign currency forwards (2)	(359)	0	(138)	0	(16)	0
Foreign currency options (2)	(25)	0	3	0	(3)	0
Interest rate swaptions (2)	0	0	4	0	(2)	0
Total fair value hedges	(384)	0	(131)	0	(21)	0
Net investment hedge:
Non-derivative hedging instruments	0	0	0	3	0	39
Foreign currency forwards	0	(118)	0	4	0	89
Foreign currency options	0	73	0	0	0	(3)
Total net investment hedge	0	(45)	0	7	0	125
Non-qualifying strategies:
Foreign currency swaps	117	0	16	0	151	0
Foreign currency forwards	9	0	100	0	(11)	0
Credit default swaps	2	0	1	0	3	0
Interest rate swaps	0	0	5	0	(1)	0
Interest rate swaptions	0	0	0	0	1	0
Futures	0	0	(1)	0	(89)	0
Total non- qualifying strategies	128	0	121	0	54	0
Total	$(255)	$(42)	$(10)	$7	$31	$108
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

We reclassified a de minimus amount from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges for the years ended December 31, 2016, 2015 and 2014, respectively. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes, subordinated debentures, and Samurai notes; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. As of December 31, 2016, there were 16 counterparties to our derivative agreements, with five comprising 63% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings as of December 31:

	2016			2015
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$6,844	$247	$(308)	$2,187	$166	$(35)
A	36,019	900	(1,621)	19,940	510	(336)
BBB	1,064	60	(69)	0	0	0
Total	$43,927	$1,207	$(1,998)	$22,127	$676	$(371)

We engage in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. We mitigate the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that we could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade.

Collateral posted by us to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $1.2 billion and $26 million as of December 31, 2016 and 2015, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

Offsetting of Financial Instruments and Derivatives

Some of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Parent Company or Aflac and its respective counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements with the master netting arrangements generally provide that the Company will receive or pledge financial collateral at the first dollar of exposure.

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

Offsetting of Financial Assets and Derivative Assets

2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$1,080	$0	$1,080	$(698)	$0	$(382)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	127		127				127
Total derivative assets	1,207	0	1,207	(698)	0	(382)	127
Securities lending and similar arrangements	513	0	513	0	0	(513)	0
Total	$1,720	$0	$1,720	$(698)	$0	$(895)	$127

2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$574	$0	$574	$(51)	$(190)	$(326)	$7
Derivative assets not subject to a master netting agreement or offsetting arrangement	102		102				102
Total derivative assets	676	0	676	(51)	(190)	(326)	109
Securities lending and similar arrangements	921	0	921	0	0	(921)	0
Total	$1,597	$0	$1,597	$(51)	$(190)	$(1,247)	$109

Offsetting of Financial Liabilities and Derivative Liabilities

2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(1,852)	$0	$(1,852)	$698	$1,130	$21	$(3)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(146)		(146)				(146)
Total derivative liabilities	(1,998)	0	(1,998)	698	1,130	21	(149)
Securities lending and similar arrangements	(526)	0	(526)	513	0	0	(13)
Total	$(2,524)	$0	$(2,524)	$1,211	$1,130	$21	$(162)

2015
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(78)	$0	$(78)	$51	$18	$3	$(6)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(293)		(293)				$(293)
Total derivative liabilities	(371)	0	(371)	51	18	3	(299)
Securities lending and similar arrangements	(941)	0	(941)	921	0	0	(20)
Total	$(1,312)	$0	$(1,312)	$972	$18	$3	$(319)

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

	2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$25,387	$827	$0	$26,214
Municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities	0	7,667	16	7,683
Sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions	0	6,038	25	6,063
Other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions	0	1,420	0	1,420
Other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities	1,300	6	3	1,309
Other assets:
Foreign currency swaps	0	365	125	490
Foreign currency forwards	0	672	0	672
Foreign currency options	0	43	0	43
Credit default swaps	0	0	2	2
Total other assets	0	1,080	127	1,207
Other investments	276	0	0	276
Cash and cash equivalents	4,859	0	0	4,859
Total assets	$31,822	$50,853	$369	$83,044
Liabilities:
Foreign currency swaps	$0	$84	$146	$230
Foreign currency forwards	0	1,717	0	1,717
Foreign currency options	0	51	0	51
Total liabilities	$0	$1,852	$146	$1,998

	2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$18,669	$607	$0	$19,276
Municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities	0	362	220	582
Public utilities	0	7,479	0	7,479
Sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions	0	5,993	26	6,019
Other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions	0	1,742	0	1,742
Other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities	489	6	3	498
Other assets:
Foreign currency swaps	0	462	101	563
Foreign currency forwards	0	107	0	107
Foreign currency options	0	5	0	5
Credit default swaps	0	0	1	1
Total other assets	0	574	102	676
Other investments	176	0	0	176
Cash and cash equivalents	4,350	0	0	4,350
Total assets	$23,684	$48,961	$351	$72,996
Liabilities:
Foreign currency swaps	$0	$21	$293	$314
Foreign currency forwards	0	49	0	49
Foreign currency options	0	8	0	8
Total liabilities	$0	$78	$293	$371

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,702	$26,040	$0	$0	$26,040
Municipalities	350	0	457	0	457
Mortgage and asset-backed securities	30	0	10	22	32
Public utilities	3,201	0	3,536	0	3,536
Sovereign and supranational	2,602	0	2,877	0	2,877
Banks/financial institutions	3,731	0	3,900	0	3,900
Other corporate	2,734	0	3,179	0	3,179
Other investments	1,174	0	0	1,142	1,142
Total assets	$34,524	$26,040	$13,959	$1,164	$41,163
Liabilities:
Other policyholders’ funds	$6,659	$0	$0	$6,540	$6,540
Notes payable (excluding capital leases)	5,339	0	0	5,530	5,530
Total liabilities	$11,998	$0	$0	$12,070	$12,070

		2015
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,004	$23,391	$0	$0	$23,391
Municipalities	341	0	415	0	415
Mortgage and asset-backed securities	36	0	12	26	38
Public utilities	3,092	0	3,203	0	3,203
Sovereign and supranational	2,555	0	2,711	0	2,711
Banks/financial institutions	4,431	0	4,546	0	4,546
Other corporate	3,000	0	3,216	0	3,216
Other investments	118	0	0	118	118
Total assets	$33,577	$23,391	$14,103	$144	$37,638
Liabilities:
Other policyholders’ funds	$6,285	$0	$0	$6,160	$6,160
Notes payable (excluding capital leases)	4,951	0	0	5,256	5,256
Total liabilities	$11,236	$0	$0	$11,416	$11,416
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

	2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$25,387	$827	$0	$26,214
Total government and agencies	25,387	827	0	26,214
Municipalities:
Third party pricing vendor	0	1,295	0	1,295
Total municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,139	0	1,139
Broker/other	0	0	198	198
Total mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities:
Third party pricing vendor	0	7,667	0	7,667
Broker/other	0	0	16	16
Total public utilities	0	7,667	16	7,683
Sovereign and supranational:
Third party pricing vendor	0	1,469	0	1,469
Total sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions:
Third party pricing vendor	0	6,038	0	6,038
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,038	25	6,063
Other corporate:
Third party pricing vendor	0	29,699	0	29,699
Total other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,420	0	1,420
Total banks/financial institutions	0	1,420	0	1,420
Other corporate:
Third party pricing vendor	0	213	0	213
Total other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities:
Third party pricing vendor	1,300	6	0	1,306
Broker/other	0	0	3	3
Total equity securities	1,300	6	3	1,309
Total securities available for sale	$26,687	$49,773	$242	$76,702

	2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,040	$0	$0	$26,040
Total government and agencies	26,040	0	0	26,040
Municipalities:
Third party pricing vendor	0	457	0	457
Total municipalities	0	457	0	457
Mortgage- and asset-backed securities:
Third party pricing vendor	0	10	0	10
Broker/other	0	0	22	22
Total mortgage- and asset-backed securities	0	10	22	32
Public utilities:
Third party pricing vendor	0	3,536	0	3,536
Total public utilities	0	3,536	0	3,536
Sovereign and supranational:
Third party pricing vendor	0	2,877	0	2,877
Total sovereign and supranational	0	2,877	0	2,877
Banks/financial institutions:
Third party pricing vendor	0	3,900	0	3,900
Total banks/financial institutions	0	3,900	0	3,900
Other corporate:
Third party pricing vendor	0	3,179	0	3,179
Total other corporate	0	3,179	0	3,179
Total securities held to maturity	$26,040	$13,959	$22	$40,021

	2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$18,669	$607	$0	$19,276
Total government and agencies	18,669	607	0	19,276
Municipalities:
Third party pricing vendor	0	1,208	0	1,208
Total municipalities	0	1,208	0	1,208
Mortgage- and asset-backed securities:
Third party pricing vendor	0	362	0	362
Broker/other	0	0	220	220
Total mortgage- and asset-backed securities	0	362	220	582
Public utilities:
Third party pricing vendor	0	7,479	0	7,479
Total public utilities	0	7,479	0	7,479
Sovereign and supranational:
Third party pricing vendor	0	1,407	0	1,407
Total sovereign and supranational	0	1,407	0	1,407
Banks/financial institutions:
Third party pricing vendor	0	5,993	0	5,993
Broker/other	0	0	26	26
Total banks/financial institutions	0	5,993	26	6,019
Other corporate:
Third party pricing vendor	0	29,378	0	29,378
Total other corporate	0	29,378	0	29,378
Total fixed maturities	18,669	46,434	246	65,349
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,742	0	1,742
Total banks/financial institutions	0	1,742	0	1,742
Other corporate:
Third party pricing vendor	0	205	0	205
Total other corporate	0	205	0	205
Total perpetual securities	0	1,947	0	1,947
Equity securities:
Third party pricing vendor	489	6	0	495
Broker/other	0	0	3	3
Total equity securities	489	6	3	498
Total securities available for sale	$19,158	$48,387	$249	$67,794

	2015
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$23,391	$0	$0	$23,391
Total government and agencies	23,391	0	0	23,391
Municipalities:
Third party pricing vendor	0	415	0	415
Total municipalities	0	415	0	415
Mortgage- and asset-backed securities:
Third party pricing vendor	0	12	0	12
Broker/other	0	0	26	26
Total mortgage- and asset-backed securities	0	12	26	38
Public utilities:
Third party pricing vendor	0	3,203	0	3,203
Total public utilities	0	3,203	0	3,203
Sovereign and supranational:
Third party pricing vendor	0	2,711	0	2,711
Total sovereign and supranational	0	2,711	0	2,711
Banks/financial institutions:
Third party pricing vendor	0	4,546	0	4,546
Total banks/financial institutions	0	4,546	0	4,546
Other corporate:
Third party pricing vendor	0	3,189	0	3,189
Broker/other	0	27	0	27
Total other corporate	0	3,216	0	3,216
Total securities held to maturity	$23,391	$14,103	$26	$37,520

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

The fair values of the foreign currency forwards, options, and interest rate swaptions associated with certain investments; the foreign currency forwards and options used to hedge foreign exchange risk from our net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; and the foreign currency swaps associated with certain senior notes and our subordinated debentures are based on the amounts we would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

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

Loan Receivables

Our loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or London Interbank Offered Rate (LIBOR) yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. These spreads are provided by the applicable asset managers based on their knowledge of the current loan pricing environment and market conditions. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy. Loan receivables are included in other investments on the consolidated balance sheets.

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the years ended December 31, 2016 and 2015, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3 as of December 31.

2016
	Fixed Maturities			Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$0	$26	$3	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	194	1	195
Unrealized gains (losses) included in other comprehensive income (loss)	38	0	(1)	0	(22)	0	15
Purchases, issuances, sales and settlements:
Purchases	0	16	0	0	0	0	16
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(60)	0	0	0	(1)	0	(61)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$198	$16	$25	$3	$(21)	$2	$223
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$194	$1	$195
(1) Derivative assets and liabilities are presented net

2015
	Fixed Maturities		Perpetual Securities	Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Banks/ Financial Institutions	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$223	$26	$149	$3	$(212)	$0	$189
Realized investment gains (losses) included in earnings	0	0	0	0	(15)	1	(14)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	0	(2)	0	(1)	0	(4)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	(147)	0	0	0	(147)
Settlements	(2)	0	0	0	36	0	34
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$220	$26	$0	$3	$(192)	$1	$58
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$(15)	$1	$(14)
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

2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$198	Consensus pricing	Offered quotes	N/A	(d)
Public utilities	16	Discounted cash flow	Historical volatility	N/A	(d)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1 - $701 ($8)
Other assets:
Foreign currency swaps	16	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	17 - 172 bps
			Foreign exchange rates	21.47%	(c)
	29	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	16 - 88 bps
	80	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			Foreign exchange rates	21.47%	(c)
Credit default swaps	2	Discounted cash flow	Base correlation	52.18% - 56.07%	(e)
			CDS spreads	54 bps
			Recovery rate	36.69%
Total assets	$369
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
(e) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices

2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$113	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	17 - 172 bps
			Foreign exchange rates	21.47%	(c)
	23	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	24 - 216 bps
	10	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			Foreign exchange rates	21.47%	(c)
Total liabilities	$146
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

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.4 billion in 2016, compared with $1.3 billion in 2015 and 2014. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2016		2015
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$5,370	$3,141	$5,211	$3,062
Capitalization	864	583	738	578
Amortization	(644)	(497)	(578)	(488)
Foreign currency translation and other	175	1	(1)	(11)
Balance, end of year	$5,765	$3,228	$5,370	$3,141
Commissions deferred as a percentage of total acquisition costs deferred were 74% in 2016 and 2015, compared with 77% in 2014.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 53% in 2016, compared with 52% in 2015 and 2014. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2016	2015	2014
Advertising expense:
Aflac Japan	$100	$82	$103
Aflac U.S.	124	129	126
Total advertising expense	$224	$211	$229

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2016	2015	2014
Depreciation expense	$48	$44	$47
Other amortization expense	6	6	8
Total depreciation and other amortization expense	$54	$50	$55

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2016	2015	2014
Lease and rental expense:
Aflac Japan	$53	$46	$52
Aflac U.S.	21	18	15
Other	1	1	1
Total lease and rental expense	$75	$65	$68

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 81%, 4%, 8% and 7% of total policy liabilities at December 31, 2016, respectively. We regularly review the adequacy of our policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts				Interest Rates
(In millions)	Policy Issue Year	2016		2015		Year of Issue	In 20 Years
Health insurance:
Japan:	1992 - 2016	$8,912		$7,633		1.0 - 2.5%	1.0 - 2.5%
	1974 - 2013	1,118		1,078		2.7 - 2.75	2.25 - 2.75
	1998 - 2016	11,687		11,008		3.0	3.0
	1997 - 1999	2,485		2,435		3.5	3.5
	1994 - 1996	3,069		2,998		4.0 - 4.5	4.0 - 4.5
	1987 - 1994	14,372		14,161		5.5	5.5
	1985 - 1991	1,871		1,868		5.25 - 6.75	5.25 - 5.5
	1978 - 1984	2,134		2,163		6.5	5.5

U.S.:	2013 - 2016	75		57		3.0 - 3.5	3.0 - 3.5
	2012 - 2016	1,062		794		3.75	3.75
	2011	319		300		4.75	4.75
	2005 - 2010	3,004		2,986		5.5	5.5
	1988 - 2004	669		687		8.0	6.0
	1986 - 2004	1,265		1,276		6.0	6.0
	1981 - 1986	166		174		6.5 - 7.0	5.5 - 6.5
	1998 - 2004	1,295		1,279		7.0	7.0
	Other	19		21

Intercompany eliminations:	2015	(630)	(1)	(646)	(1)	2.0	2.0

Life insurance:
Japan:	2001 - 2016	7,255		5,441		1.0 - 1.85	1.0 - 1.85
	2011 - 2016	4,151		3,226		2.0	2.0
	2009 - 2011	2,861		2,332		2.25	2.25
	1992 - 2006	5		5		2.19	1.55
	2005 - 2011	1,488		1,330		2.5	2.5
	1985 - 2006	2,007		1,962		2.7	2.25
	2007 - 2011	1,220		1,105		2.75	2.75
	1999 - 2011	2,102		1,988		3.0	3.0
	1996 - 2009	657		635		3.5	3.5
	1994 - 1996	897		877		4.0 - 4.5	4.0 - 4.5

U.S.:	1956 - 2016	571		514		3.5 - 6.0	3.5 - 6.0
Total		$76,106		$69,687
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.5% in 2016, compared with 3.6% in 2015 and 3.8% in 2014; and for U.S. policies, 5.5% in 2016, compared with 5.6% in 2015 and 5.7% in 2014.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2016	2015	2014
Unpaid supplemental health claims, beginning of year	$3,548	$3,412	$3,537
Less reinsurance recoverables	26	7	9
Net balance, beginning of year	3,522	3,405	3,528
Add claims incurred during the year related to:
Current year	7,037	6,416	6,866
Prior years	(465)	(353)	(301)
Total incurred	6,572	6,063	6,565
Less claims paid during the year on claims incurred during:
Current year	4,613	4,227	4,532
Prior years	1,865	1,718	1,873
Total paid	6,478	5,945	6,405
Effect of foreign exchange rate changes on unpaid claims	64	(1)	(283)
Net balance, end of year	3,680	3,522	3,405
Add reinsurance recoverables	27	26	7
Unpaid supplemental health claims, end of year	3,707	3,548	3,412
Unpaid life claims, end of year	338	254	218
Total liability for unpaid policy claims	$4,045	$3,802	$3,630

Total incurred claims increased from 2015 to 2016 partially due to the impact of foreign exchange rates as well as normal increases in inforce and policyholder aging. The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates, primarily in our lines of business in Japan.

As of December 31, 2016 and 2015, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. These advanced premiums represented 76% of the December 31, 2016 and 77% of the December 31, 2015 unearned premiums balances.

As of December 31, 2016 and 2015, the largest component of the other policyholders' funds liability is our annuity line of business in Aflac Japan. Our annuities have fixed benefits and premiums. These annuities represented 98% of both the December 31, 2016 and 2015 other policyholders' funds liability.

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

Effective March 31, 2015, we entered into a coinsurance transaction whereby we ceded 30.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business. We have an agreement for a $90 million letter of credit as collateral for this reinsurance transaction (see Note 13 for additional information). Effective April 1, 2015, we entered into a retrocession coinsurance transaction whereby we assumed 27.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business through our subsidiary CAIC.

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

For our reinsurance transactions to date, we have recorded a deferred profit liability related to the reinsurance transactions. The remaining deferred profit liability of $870 million, as of December 31, 2016, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $860 million and $805 million as of December 31, 2016 and 2015, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 4% and ceded reserves increased approximately 3% from December 31, 2015 to December 31, 2016.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance for the years ended December 31.

(In millions)	2016	2015
Direct premium income	$19,592	$17,904
Ceded to other companies:
Ceded Aflac Japan closed blocks	(560)	(481)
Other	(48)	(39)
Assumed from other companies:
Retrocession activities	234	178
Other	7	8
Net premium income	$19,225	$17,570

Direct benefits and claims	$13,240	$12,041
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(509)	(437)
Eliminations	58	46
Other	(38)	(30)
Assumed from other companies:
Retrocession activities	222	167
Eliminations	(58)	(46)
Other	4	5
Benefits and claims, net	$12,919	$11,746

These reinsurance transactions are indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement was renewed in 2016 and is effective until December 31, 2017. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2016, we have not executed a reinsurance treaty under this committed reinsurance facility.
9. NOTES PAYABLE
A summary of notes payable as of December 31 follows:

(In millions)	2016	2015
2.65% senior notes due February 2017	$649	$651
2.40% senior notes due March 2020	547	546
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	696	696
3.625% senior notes due November 2024	745	744
3.25% senior notes due March 2025	445	445
2.875% senior notes due October 2026	298	0
6.90% senior notes due December 2039	220	393
6.45% senior notes due August 2040	254	445
4.00% senior notes due October 2046	394	0
5.50% subordinated debentures due September 2052	486	486
Yen-denominated Uridashi notes:
2.26% notes paid September 2016 (principal amount 8 billion yen)	0	66
Yen-denominated Samurai notes:
1.84% notes paid July 2016 (principal amount 15.8 billion yen)	0	131
Yen-denominated loans:
Variable interest rate loan due September 2021 (.31% in 2016, principal amount 5.0 billion yen)	43	0
Variable interest rate loan due September 2023 (.46% in 2016, principal amount 25.0 billion yen)	214	0
Capitalized lease obligations payable through 2023	21	20
Total notes payable	$5,360	$4,971
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

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-

annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a 10-year maturity. We have entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, we economically converted our $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and we economically converted our $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen.

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a 10-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. We entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into the swaps, we economically converted our $750 million liability into an 85.3 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.00% in yen.

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a 10-year maturity. These notes are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. We entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes we issued into yen-denominated obligations. By entering into these swaps, we economically converted our $700 million liability into a 69.8 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.50% in yen.

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

In 2010 and 2009, we issued senior notes through U.S. public debt offerings; the details of these notes are as follows. In August 2010, we issued $450 million of senior notes that have a 30-year maturity. In December 2009, we issued $400 million of senior notes that have a 30-year maturity. These senior notes pay interest semiannually and are redeemable at our option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest.

In December 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due 2039 and $193 million principal of its 6.45% senior notes due 2040. The pretax loss due to the early redemption of these notes was $137 million.

In September 2016, we extinguished 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, we extinguished 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

For our yen-denominated notes and loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. We have designated the majority of our yen-denominated notes payable as a nonderivative hedge of the foreign currency exposure of our investment in Aflac Japan.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2016, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2017	$650	$6	$656
2018	0	6	6
2019	0	5	5
2020	550	2	552
2021	43	1	44
Thereafter	4,145	1	4,146
Total	$5,388	$21	$5,409
In October 2016, the Parent Company and Aflac renewed a 364-day uncommitted bilateral line of credit that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of December 31, 2016, we did not have any borrowings outstanding under our $100 million credit agreement.

In March 2016, the Parent Company entered into a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to TIBOR plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of December 31, 2016, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the LIBOR for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of December 31, 2016, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of December 31, 2016, we did not have any borrowings outstanding under our $50 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at December 31, 2016. No events of default or defaults occurred during 2016 and 2015.

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2016:
Current	$650	$234	$884
Deferred	136	388	524
Total income tax expense	$786	$622	$1,408
2015:
Current	$1,063	$225	$1,288
Deferred	42	(1)	41
Total income tax expense	$1,105	$224	$1,329
2014:
Current	$995	$84	$1,079
Deferred	125	336	461
Total income tax expense	$1,120	$420	$1,540

The Japan income tax rate for the fiscal year 2014 was 33.3%. The rate was reduced to 30.8% for the fiscal year 2015 and reduced to 28.8% for the fiscal year 2016.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2016	2015	2014
Income taxes based on U.S. statutory rates	$1,424	$1,352	$1,572
Utilization of foreign tax credit	(30)	(27)	(32)
Nondeductible expenses	8	3	5
Other, net	6	1	(5)
Income tax expense	$1,408	$1,329	$1,540

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2016	2015	2014
Statements of earnings	$1,408	$1,329	$1,540
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	70	16	(419)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	962	(931)	2,237
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	18	21	19
Unrealized gains (losses) on derivatives during period	1	0	(3)
Pension liability adjustment during period	(16)	(7)	(31)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	1,035	(901)	1,803
Additional paid-in capital (exercise of stock options)	(10)	4	(7)
Total income taxes	$2,433	$432	$3,336

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2016	2015
Deferred income tax liabilities:
Deferred policy acquisition costs	$2,439	$2,282
Unrealized gains on investment securities	2,636	1,684
Premiums receivable	111	139
Policy benefit reserves	1,638	1,313
Depreciation	70	61
Other	0	0
Total deferred income tax liabilities	6,894	5,479
Deferred income tax assets:
Other basis differences in investment securities	1,167	1,422
Unfunded retirement benefits	13	15
Other accrued expenses	11	7
Policy and contract claims	146	113
Foreign currency loss on Japan branch	185	208
Deferred compensation	210	181
Capital loss carryforwards	3	0
Other	103	95
Total deferred income tax assets	1,838	2,041
Net deferred income tax liability	5,056	3,438
Current income tax liability	331	902
Total income tax liability	$5,387	$4,340

Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that it is more likely than not that the net deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were no unused operating loss carryforwards available to offset against future taxable income. The Company has capital loss carryforwards of $9 million available to offset capital gains which expire in 2021.

The Company files federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. The Company is currently under audit by the State of Illinois for tax years 2006-2012. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2011 are no longer subject to examination. The Company is currently under a corporate income tax audit in Japan by the National Tax Agency (NTA) for tax years 2012-2015. Japan corporate income tax returns for years before 2012 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2016	2015
Balance, beginning of year	$264	$309
Additions for tax positions of prior years	33	0
Reductions for tax positions of prior years	(3)	(45)
Balance, end of year	$294	$264

Included in the balance of the liability for unrecognized tax benefits at December 31, 2016, are $293 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $261 million at December 31, 2015. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $1 million as of December 31, 2016, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $13 million in interest and penalties in 2016, compared with $11 million in 2015 and 2014. The Company has accrued approximately $26 million for the payment of interest and penalties as of December 31, 2016, compared with $22 million a year ago.

As of December 31, 2016, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.	SHAREHOLDERS' EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2016	2015	2014
Common stock - issued:
Balance, beginning of period	669,723	668,132	667,046
Exercise of stock options and issuance of restricted shares	1,526	1,591	1,086
Balance, end of period	671,249	669,723	668,132
Treasury stock:
Balance, beginning of period	245,343	225,687	207,633
Purchases of treasury stock:
Open market	21,618	21,179	19,660
Other	330	247	157
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,064)	(1,209)	(1,251)
Exercise of stock options	(683)	(465)	(391)
Other	(105)	(96)	(121)
Balance, end of period	265,439	245,343	225,687
Shares outstanding, end of period	405,810	424,380	442,445
Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2016	2015	2014
Anti-dilutive share-based awards	911	1,862	1,215
The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2016	2015	2014
Weighted-average outstanding shares used for calculating basic EPS	411,471	430,654	451,204
Dilutive effect of share-based awards	2,450	2,518	2,796
Weighted-average outstanding shares used for calculating diluted EPS	413,921	433,172	454,000

Share Repurchase Program: During 2016, we purchased 21.6 million shares of our common stock in the open market, compared with 21.2 million shares in 2015 and 19.7 million shares in 2014. As of December 31, 2016, a remaining balance of 26.8 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

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

Changes in Accumulated Other Comprehensive Income

2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	213	1,854	2	(32)	2,037
Amounts reclassified from accumulated other comprehensive income (loss)	0	(35)	0	3	(32)
Net current-period other comprehensive income (loss)	213	1,819	2	(29)	2,005
Balance, end of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
All amounts in the table above are net of tax.

2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income (loss) before reclassification	345	(1,646)	0	(13)	(1,314)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(40)	0	0	(40)
Net current-period other comprehensive income (loss)	345	(1,686)	0	(13)	(1,354)
Balance, end of period	$(2,196)	$2,986	$(26)	$(139)	$625
All amounts in the table above are net of tax.

2014
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,505)	$1,035	$(12)	$(81)	$(563)
Other comprehensive income (loss) before reclassification	(1,036)	3,672	(14)	(44)	2,578
Amounts reclassified from accumulated other comprehensive income (loss)	0	(35)	0	(1)	(36)
Net current-period other comprehensive income (loss)	(1,036)	3,637	(14)	(45)	2,542
Balance, end of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
All amounts in the table above are net of tax.
The table below summarizes the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$136	Sales and redemptions
	(83)	Other-than-temporary impairment losses realized
	53	Total before tax
	(18)	Tax (expense) or benefit(1)
	$35	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	11	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$32	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 14 for additional details).

(In millions)	2015
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$214	Sales and redemptions
	(153)	Other-than-temporary impairment losses realized
	61	Total before tax
	(21)	Tax (expense) or benefit(1)
	$40	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(17)	Acquisition and operating expenses(2)
Prior service (cost) credit	17	Acquisition and operating expenses(2)
	0	Tax (expense) or benefit(1)
	$0	Net of tax
Total reclassifications for the period	$40	Net of tax
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

12. SHARE-BASED COMPENSATION
As of December 31, 2016, the Company has outstanding share-based awards under two long-term incentive compensation plans.
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
The second long-term incentive compensation plan allows awards to Company employees for ISOs, NQSOs, restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of

NQSOs, restricted stock, and stock appreciation rights. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time- and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2016, approximately 8.8 million shares were available for future grants under this plan, and the only performance-based awards issued and outstanding were restricted stock awards.
Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2016	2015	2014
Impact on earnings from continuing operations	$68	$39	$41
Impact on earnings before income taxes	68	39	41
Impact on net earnings	46	27	28
Impact on net earnings per share:
Basic	$.11	$.06	$.06
Diluted	.11	.06	.06

We estimate the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. We use historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of our option model and represents the weighted-average period of time that options granted are expected to be outstanding. We base the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $12.70 per share for 2016, compared with $9.46 for 2015 and $16.24 in 2014. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2016	2015	2014
Expected term (years)	6.4	6.3	6.3
Expected volatility	27.0%	20.0%	30.0%
Annual forfeiture rate	3.2	2.8	2.7
Risk-free interest rate	2.2	2.0	2.8
Dividend yield	2.9	2.7	2.3

The following table summarizes stock option activity.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2013	9,980	$47.03
Granted in 2014	678	61.81
Canceled in 2014	(115)	52.01
Exercised in 2014	(1,236)	41.04
Outstanding at December 31, 2014	9,307	48.84
Granted in 2015	855	61.47
Canceled in 2015	(231)	55.70
Exercised in 2015	(2,013)	45.15
Outstanding at December 31, 2015	7,918	50.94
Granted in 2016	664	61.39
Canceled in 2016	(181)	55.63
Exercised in 2016	(2,061)	48.91
Outstanding at December 31, 2016	6,340	$52.56

(In thousands of shares)	2016	2015	2014
Shares exercisable, end of year	4,493	6,085	7,497

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$14.99	-	$47.06	1,639	3.0	$36.38	1,639	$36.38
47.23	-	55.72	1,348	3.8	51.11	1,348	51.11
56.24	-	61.45	1,706	7.0	59.05	632	57.92
61.81	-	63.16	1,322	4.1	62.10	802	61.87
63.34	-	72.42	325	8.5	67.36	72	67.50
$14.99	-	$72.42	6,340	4.8	$52.56	4,493	$48.88

The aggregate intrinsic value represents the difference between the exercise price of the stock options and the quoted closing common stock price of $69.60 as of December 31, 2016, for those awards that have an exercise price currently below the closing price. As of December 31, 2016, the aggregate intrinsic value of stock options outstanding was $108 million, with a weighted-average remaining term of 4.8 years. The aggregate intrinsic value of stock options exercisable at that same date was $93 million, with a weighted-average remaining term of 3.3 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2016	2015	2014
Total intrinsic value of options exercised	$41	$36	$25
Cash received from options exercised	68	68	39
Tax benefit realized as a result of options exercised and restricted stock releases	45	25	17

The value of restricted stock awards is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2013	1,671	$52.12
Granted in 2014	584	62.12
Canceled in 2014	(27)	52.66
Vested in 2014	(348)	56.95
Restricted stock at December 31, 2014	1,880	54.33
Granted in 2015	638	61.51
Canceled in 2015	(145)	57.52
Vested in 2015	(558)	48.41
Restricted stock at December 31, 2015	1,815	58.42
Granted in 2016	878	61.68
Canceled in 2016	(76)	60.65
Vested in 2016	(749)	53.68
Restricted stock at December 31, 2016	1,868	$61.76

As of December 31, 2016, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $33 million, of which $10 million (953 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.0 years. There are no other contractual terms covering restricted stock awards once vested.

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

Aflac, the Company's most significant insurance subsidiary, reports statutory financial statements that are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NDOI). The NDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under Nebraska insurance law. The National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual (SAP) has been adopted by the state of Nebraska as a component of those prescribed or permitted practices. Additionally, the Director of the NDOI has the right to permit other specific practices which deviate from prescribed practices. Aflac has been given explicit permission by the Director of the NDOI for two such permitted practices. These permitted practices, which do not impact the calculation of net income on a statutory basis or prevent the triggering of a regulatory event in the Company's risk-based capital calculation, are as follows:

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

A reconciliation of Aflac's capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2016	2015
Capital and surplus, Nebraska state basis	$11,221	$11,298
State Permitted Practice:
Refundable lease deposits – Japan	(40)	(38)
Reinsurance - Japan	(764)	(707)
Capital and surplus, NAIC basis	$10,417	$10,553
As of December 31, 2016, Aflac's capital and surplus significantly exceeded the required company action level capital and surplus of $1.3 billion. As determined on a U.S. statutory accounting basis, Aflac's net income was $2.8 billion in 2016, $2.3 billion in 2015 and $2.4 billion in 2014.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of the Japan branch, based on Japanese regulatory accounting practices, was $5.6 billion at December 31, 2016, compared with $4.7 billion at December 31, 2015. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM).

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of our insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Our insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and our Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2017 in excess of $2.8 billion would require such approval. Aflac declared dividends of $2.0 billion during 2016.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2016	2015	2014	2016	2015	2014
Profit repatriation	$1,286	$2,139	$1,704	138.5	259.0	181.4

We entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 114.0 billion yen of profit repatriation received in 2016, resulting in $64 million less funds received when the yen were exchanged into dollars. As of December 31, 2016, we had foreign exchange forwards and options as part of a hedging strategy on 122.6 billion yen of future profit repatriation.

14. BENEFIT PLANS
Pension and Other Postretirement Plans
We have funded defined benefit plans in Japan and the United States, however the U.S. plan was frozen to new participants effective October 1, 2013. We also maintain non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees, however the U.S. plan was frozen to new participants effective January 1, 2015. U.S. employees who are not participants in the defined benefit plan receive a nonelective 401(k) employer contribution.

We provide certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents ("other postretirement benefits"). The health care plan is contributory and unfunded. On October 1, 2013, a change was made to postretirement medical benefits to limit the eligibility for the benefits beginning January 1, 2014 to include the following: (1) active employees whose age plus service, in years, equaled or exceeded 80 (rule of 80); (2) active employees who were age 55 or older and had met the 15 years of service requirement; (3) active employees who would meet the rule of 80 in the next five years; (4) active employees who were age 55 or older and who would meet the 15 years of service requirement within the next five years; and (5) current retirees. Effective October 1, 2013, this change was accounted for as a negative plan amendment and resulted in a reduction to the postretirement benefit obligation of approximately $51 million, with an offset to accumulated other comprehensive income (AOCI). Starting in the fourth quarter of 2013, this reduction is being amortized as a reduction to net periodic benefit cost over three years. The postretirement plan obligation was remeasured using a discount rate of 4.75% as of October 1, 2013. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

Information with respect to our benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2016	2015	2016	2015	2016		2015
Projected benefit obligation:
Benefit obligation, beginning of year	$276	$267	$735	$717	$40		$44
Service cost	16	15	23	23	1		1
Interest cost	9	1	29	18	2		2
Actuarial (gain) loss	29	0	29	(6)	(4)		(5)
Benefits and expenses paid	(8)	(7)	(18)	(17)	(2)		(2)
Effect of foreign exchange rate changes	7	0	0	0	0		0
Benefit obligation, end of year	329	276	798	735	37		40

Plan assets:
Fair value of plan assets, beginning of year	198	183	336	341	0		0
Actual return on plan assets	9	1	24	(6)	0		0
Employer contributions	25	21	17	18	2		2
Benefits and expenses paid	(8)	(7)	(18)	(17)	(2)		(2)
Effect of foreign exchange rate changes	5	0	0	0	0		0
Fair value of plan assets, end of year	229	198	359	336	0		0
Funded status of the plans(1)	$(100)	$(78)	$(439)	$(399)	$(37)		$(40)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$67	$42	$189	$175	$7		$12
Prior service (credit) cost	(2)	(2)	(4)	(4)	0		(11)
Total included in accumulated other comprehensive income	$65	$40	$185	$171	$7		$1
Accumulated benefit obligation	$288	$244	$670	$621	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2016		2015		2014		2016		2015		2014		2016		2015		2014
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	1.75%		1.75%		2.25%		4.50%		4.50%		4.75%		4.50%		4.50%		4.75%
Discount rate - benefit obligations	1.25		1.75		1.75		4.25		4.50		4.50		4.25		4.50		4.50
Expected long-term return on plan assets	2.00		2.00		2.00		7.00		7.25		7.50		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	5.20	(2)	5.30	(2)	5.70	(2)
(1) Not applicable
(2)For the years 2016, 2015 and 2014, the health care cost trend rates are expected to trend down to 4.5% in 74 years, 4.5% in 78 years, and 4.6% in 78 years, respectively.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2016:

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
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statements of earnings for the years ended December 31, included the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$16	$15	$15	$23	$23	$20	$1	$1	$1
Interest cost	9	1	9	29	18	38	2	2	2
Expected return on plan assets	(4)	(4)	(4)	(23)	(22)	(20)	0	0	0
Amortization of net actuarial loss	1	1	1	13	14	11	1	2	3
Amortization of prior service cost (credit)	0	0	0	0	0	0	(11)	(17)	(17)
Net periodic (benefit) cost	$22	$13	$21	$42	$33	$49	$(7)	$(12)	$(11)
Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Net actuarial loss (gain)	$26	$3	$12	$27	$22	$67	$(4)	$(5)	$(3)
Amortization of net actuarial loss	(1)	(1)	(1)	(13)	(14)	(11)	(1)	(2)	(3)
Amortization of prior service cost	0	0	0	0	0	0	11	17	17
Total	$25	$2	$11	$14	$8	$56	$6	$10	$11

Prior service credits of $51 million were incurred in 2013 for the plan amendment related to the change in eligibility for postretirement medical benefits, all of which had been amortized as of December 31, 2016. No transition obligations arose during 2016, and the transition obligations amortized to expense were immaterial for the years ended December 31, 2016, 2015 and 2014. Amortization of actuarial losses to expense in 2017 is estimated to be $2 million for the Japanese plans, $14 million for the U.S. plans and $1 million for the other postretirement benefits plan. Amortization of prior service costs and credits and transition obligations for all plans is expected to be negligible in 2017.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2017	$13	$22	$2
2018	8	23	2
2019	9	24	3
2020	10	25	3
2021	10	27	3
2022-2026	74	180	18

Funding

We plan to make contributions of $21 million to the Japanese funded defined benefit plan and $10 million to the U.S. funded defined benefit plan in 2017. The funding policy for our non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for our funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2016 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	11%	40%
International equities	15	20
Fixed income securities	59	40
Other	15	0
Total	100%	100%

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy, except cash and cash equivalents which are classified as Level 1.

(In millions)	2016	2015
Japan pension plan assets:
Equities:
Japanese equity securities	$28	$22
International equity securities	40	33
Fixed income securities:
Japanese bonds	79	71
International bonds	55	48
Insurance contracts	27	23
Cash and cash equivalents	0	1
Total	$229	$198

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2016	2015
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$104	$94
Mid cap equity funds	19	16
Real estate equity funds	10	10
International equity funds	85	77
Fixed income bond funds	136	134
Aflac Incorporated common stock	4	4
Cash and cash equivalents	1	1
Total	$359	$336

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

401(k) Plan

The Company sponsors a 401(k) plan in which we match a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2016, 2015, and 2014, provided matching contributions by the Company of 50% of each employee's contributions which were not in excess of 6% of the employee's annual cash compensation.

On January 1, 2014, the Company began providing a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who elected to opt out of the future benefits of the U.S. defined benefit plan during the election period provided during the fourth quarter of 2013 and for new U.S. employees who started working for the Company after September 30, 2013.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $11 million in 2016, $9 million in 2015 and $7 million in 2014. The plan trustee held approximately one million shares of our common stock for plan participants at December 31, 2016.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $31 million in 2016, compared with $34 million in 2015 and $36 million in 2014.
15. COMMITMENTS AND CONTINGENT LIABILITIES
We have two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of four years and an aggregate remaining cost of 36.7 billion yen ($315 million using the December 31, 2016, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of five years and an aggregate remaining cost of 11.9 billion yen ($102 million using the December 31, 2016, exchange rate).

We have an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for our Japanese operation. The agreement has a remaining term of five years with an aggregate remaining cost of 15.4 billion yen ($132 million using the December 31, 2016, exchange rate).

We have two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for our Japanese operation. The first agreement has a remaining term of three years with an aggregate remaining cost of 6.1 billion yen ($53 million using the December 31, 2016, exchange rate). The second agreement has a remaining term of one year with an aggregate remaining cost of 740 million yen ($6 million using the December 31, 2016, exchange rate).

As of December 31, 2016, we have commitments of $779 million to fund potential future loan originations related to our investment in middle market loans. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria. In addition, we had commitments of $19 million to fund potential future loan originations related to our investment in commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed and may or may not be funded. See Note 3 of the Notes to the Consolidated Financial Statements for more details on these investment programs.

We lease office space and equipment under agreements that expire in various years through 2026. Future minimum lease payments due under non-cancelable operating leases at December 31, 2016, were as follows:

(In millions)
2017	$62
2018	41
2019	18
2020	13
2021	11
Thereafter	0
Total future minimum lease payments	$145

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

(In millions, except for per-share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net premium income	$4,602	$4,823	$5,022	$4,778
Net investment income	801	822	842	813
Realized investment gains (losses)	73	(187)	(146)	137
Other income (loss)	(25)	(21)	(2)	227
Total revenues	5,451	5,437	5,716	5,955
Total benefits and expenses	4,334	4,603	4,753	4,802
Earnings before income taxes	1,117	834	963	1,153
Total income tax	386	286	334	402
Net earnings	$731	$548	$629	$751
Net earnings per basic share	$1.75	$1.33	$1.54	$1.85
Net earnings per diluted share	1.74	1.32	1.53	1.84
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net premium income	$4,432	$4,364	$4,380	$4,394
Net investment income	782	777	784	792
Realized investment gains (losses)	13	127	(114)	114
Other income (loss)	(1)	19	(10)	19
Total revenues	5,226	5,287	5,040	5,319
Total benefits and expenses	4,213	4,413	4,176	4,209
Earnings before income taxes	1,013	874	864	1,110
Total income tax	350	301	297	380
Net earnings	$663	$573	$567	$730
Net earnings per basic share	$1.52	$1.33	$1.32	$1.72
Net earnings per diluted share	1.51	1.32	1.32	1.71
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

17. SUBSEQUENT EVENTS

In January 2017, the Parent Company issued 60.0 billion yen of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of .932% per annum, payable semi-annually, and have a 10-year maturity. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2016 and 2015.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 17, 2017, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

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
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2016 Summary Compensation Table; 2016 Grants of Plan-Based Awards; 2016 Outstanding Equity Awards at Fiscal Year-End; 2016 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and Audit and Risk Committee

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		78
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2016		80
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2016		81
		Consolidated Balance Sheets as of December 31, 2016 and 2015		82
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2016		84
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016		85
		Notes to the Consolidated Financial Statements		86
		Unaudited Consolidated Quarterly Financial Data		162

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		171
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016	172
		Schedule III -	Supplementary Insurance Information as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016	178
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2016	179

	3.	EXHIBIT INDEX

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

	4.3	-
Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1 (File No. 001-07434).

	4.4	-
Fifth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.65% Senior Note due 2017) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.1 (File No. 001-07434).

	4.5	-
Sixth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.00% Senior Note due 2022) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.2 (File No. 001-07434).

	4.6	-
Seventh Supplemental Indenture, dated as of July 31, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.65% Senior Note due 2017) - incorporated by reference from Form 8-K dated July 27, 2012, Exhibit 4.1 (File No. 001-07434).

	4.7	-
Eighth Supplemental Indenture, dated as of June 10, 2013, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2023) - incorporated by reference from Form 8-K dated June 10, 2013, Exhibit 4.1 (File No. 001-07434).

	4.8	-
Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 4, 2014, Exhibit 4.1 (File No. 001-07434).

	4.9	-
Tenth Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.40% Senior Note due 2020) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.1 (File No. 001-07434).

	4.10	-
Eleventh Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.25% Senior Note due 2025) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.2 (File No. 001-07434).

	4.11	-
Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1 (File No. 001-07434).

	4.12	-
Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2 (File No. 001-07434).

	4.13	-
Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1 (File No. 001-07434).

4.14	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1 (File No. 001-07434).

4.15	-
First Supplemental Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 5.50% Subordinated Debenture due 2052) – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.2 (File No. 001-07434).

10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2 (File No. 001-07434).
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1 (File No. 001-07434).
10.2*	-
Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2 (File No. 001-07434).

10.3*	-
Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3 (File No. 001-07434).

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
First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.8 (File No. 001-07434).

10.9*	-	Aflac Incorporated 2013 Management Incentive Plan – incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.10*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 – incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.11*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-
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
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13 (File No. 001-07434).

10.17*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.14 (File No. 001-07434).

10.18*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.15 (File No. 001-07434).

10.19*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.16 (File No. 001-07434).

10.20*	-
U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17 (File No. 001-07434).

10.21*	-
Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18 (File No. 001-07434).

10.22*	-
Notice of time based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.23*	-
Notice of performance based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.20 (File No. 001-07434).

10.24*	-
U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21 (File No. 001-07434).

10.25*	-
Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22 (File No. 001-07434).

10.26*	-
U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23 (File No. 001-07434).

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
Japan Form of Restricted Stock Unit Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.26 (File No. 001-07434).

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
Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29 (File No. 001-07434).

10.33*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.30 (File No. 001-07434).

10.34*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
10.35*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
10.36*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
21	-	Subsidiaries.
23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.

		-	Consent of independent registered public accounting firm KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
-
Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, and 333-202781 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-200570 with respect to the Aflac Incorporated Market Director Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 with respect to the 2004 Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-197984 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-203839 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 24, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 24, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 24, 2017, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document.(2)
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 - option 3
(2)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

Under date of February 24, 2017, we reported on the consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Atlanta, Georgia
February 24, 2017

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2016		2015		2014
Revenues:
Dividends from subsidiaries(1)	$2,020		$2,393		$1,483
Management and service fees from subsidiaries(1)	265		260		272
Net investment income	18		22		13
Interest from subsidiaries(1)	5		6		6
Realized investment gains (losses)	84		86		45
Change in fair value of the cross-currency interest rate swaps	(159)		(53)		314
Other income (loss)	0		0		(11)
Total revenues	2,233		2,714		2,122
Operating expenses:
Interest expense	213		231		243
Other operating expenses	277	(2)	321	(2)	88
Total operating expenses	490		552		331
Earnings before income taxes and equity in undistributed earnings of subsidiaries	1,743		2,162		1,791
Income tax expense (benefit):
Current	3		2		1
Deferred	(105)		(82)		120
Total income taxes	(102)		(80)		121
Earnings before equity in undistributed earnings of subsidiaries	1,845		2,242		1,670
Equity in undistributed earnings of subsidiaries(1)	814		291		1,281
Net earnings	$2,659		$2,533		$2,951
(1)Eliminated in consolidation
(2)Includes expense of $137 in 2016 and $230 in 2015 for the payments associated with the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2016	2015	2014
Net earnings	$2,659	$2,533	$2,951
Other comprehensive income (loss) before income taxes:
Foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during period - parent only	0	3	39
Equity in unrealized foreign currency translation gains (losses) of subsidiaries during period	283	357	(1,494)
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period - parent only	2	(8)	9
Equity in unrealized holding gains (losses) on investment securities held by subsidiaries during period	2,850	(2,526)	5,938
Equity in reclassification adjustment for realized (gains) losses of subsidiaries included in net earnings	(53)	(61)	(54)
Unrealized gains (losses) on derivatives during period	3	0	(17)
Pension liability adjustment during period	(45)	(20)	(76)
Total other comprehensive income (loss) before income taxes	3,040	(2,255)	4,345
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,035	(901)	1,803
Other comprehensive income (loss), net of income taxes	2,005	(1,354)	2,542
Total comprehensive income (loss)	$4,664	$1,179	$5,493
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2016	2015
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $483 in 2016 and $481 in 2015)	$496	$493
Investments in subsidiaries(1)	23,353	20,500
Other investments	3	9
Cash and cash equivalents	2,037	1,721
Total investments and cash	25,889	22,723
Due from subsidiaries(1)	75	113
Income taxes receivable	103	0
Other assets	497	542
Total assets	$26,564	$23,378

Liabilities and shareholders' equity:
Liabilities:
Income taxes	$0	$8
Employee benefit plans	293	274
Notes payable	5,339	4,968
Other liabilities	450	420
Total liabilities	6,082	5,670
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2016 and 2015; issued 671,249 shares in 2016 and 669,723 shares in 2015	67	67
Additional paid-in capital	1,976	1,828
Retained earnings	25,981	24,007
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	(1,983)	(2,196)
Unrealized gains (losses) on investment securities	4,805	2,986
Unrealized gains (losses) on derivatives	(24)	(26)
Pension liability adjustment	(168)	(139)
Treasury stock, at average cost	(10,172)	(8,819)
Total shareholders' equity	20,482	17,708
Total liabilities and shareholders' equity	$26,564	$23,378
(1)Eliminated in consolidation
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2016		2015		2014
Cash flows from operating activities:
Net earnings	$2,659		$2,533		$2,951
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in undistributed earnings of subsidiaries(1)	(814)		(291)		(1,281)
Change in income tax liabilities	(112)		6		115
Other, net	406	(2)	149	(2)	(72)
Net cash provided (used) by operating activities	2,139		2,397		1,713
Cash flows from investing activities:
Fixed maturity securities sold	225		121		38
Fixed maturity securities purchased	(229)		(202)		(105)
Other investments sold (purchased)	6		14		291
Settlement of derivatives	0		147		(1)
Additional capitalization of subsidiaries(1)	(36)		(43)		0
Other, net	(25)		0		0
Net cash provided (used) by investing activities	(59)		37		223
Cash flows from financing activities:
Purchases of treasury stock	(1,422)		(1,315)		(1,210)
Proceeds from borrowings	986		998		750
Principal payments under debt obligations	(621)		(1,272)		(335)
Dividends paid to shareholders	(658)		(656)		(654)
Treasury stock reissued	46		36		33
Proceeds from exercise of stock options	36		47		23
Net change in amount due to/from subsidiaries(1)	(6)		43		14
Other, net	(125)	(2)	(232)	(2)	0
Net cash provided (used) by financing activities	(1,764)		(2,351)		(1,379)
Net change in cash and cash equivalents	316		83		557
Cash and cash equivalents, beginning of period	1,721		1,638		1,081
Cash and cash equivalents, end of period	$2,037		$1,721		$1,638
(1)Eliminated in consolidation
(2)Operating activities excludes and financing activities includes a cash outflow of $137 in 2016 and $230 in 2015 for the payments associated with the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Notes to Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Aflac Incorporated and Subsidiaries included in Part II, Item 8 of this report.
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2016	2015
2.65% senior notes due February 2017	$649	$651
2.40% senior notes due March 2020	547	546
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	696	696
3.625% senior notes due November 2024	745	744
3.25% senior notes due March 2025	445	445
2.875% senior notes due October 2026	298	0
6.90% senior notes due December 2039	220	393
6.45% senior notes due August 2040	254	445
4.00% senior notes due October 2046	394	0
5.50% subordinated debentures due September 2052	486	486
Yen-denominated Uridashi notes:
2.26% notes paid September 2016 (principal amount 10 billion yen)	0	83
Yen-denominated Samurai notes:
1.84% notes paid July 2016 (principal amount 15.8 billion yen)	0	131
Yen-denominated loans:
Variable interest rate loan due September 2021 (.31% in 2016, principal amount 5.0 billion yen)	43	0
Variable interest rate loan due September 2023 (.46% in 2016, principal amount 25.0 billion yen)	214	0
Total notes payable	$5,339	$4,968
Prior-year amounts have been adjusted for the adoption of accounting guidance on January 1, 2016 related to debt issuance costs.
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

During 2009, Aflac Japan bought on the open market 2.0 billion yen of yen-denominated Uridashi notes issued by the Parent Company. These notes were redeemed in September 2016. In consolidation, those notes were extinguished; however, they remained an outstanding liability for the Parent Company until their maturity date.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2016, are as follows:

(In millions)
2017	$650
2018	0
2019	0
2020	550
2021	43
Thereafter	4,145
Total	$5,388

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2016, the Parent Company's outstanding freestanding derivative contracts were swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with our senior notes due in February 2017, March 2020, February 2022, June 2023, November 2024 and March 2025, and subordinated debentures due in September 2052. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2016	2015	2014
Interest paid	$209	$235	$241
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	26	26	26

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2016:
Aflac Japan	$5,765	$70,684	$6,798	$6,659
Aflac U.S.	3,228	10,094	118	0
All other	0	91	0	0
Intercompany eliminations	0	(718)	0	0
Total	$8,993	$80,151	$6,916	$6,659
2015:
Aflac Japan	$5,370	$64,437	$7,739	$6,285
Aflac U.S.	3,141	9,696	118	0
All other	0	43	0	0
Intercompany eliminations	0	(687)	0	0
Total	$8,511	$73,489	$7,857	$6,285
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2016:
Aflac Japan	$13,537	$2,554	$9,828	$644	$2,326	$12,762
Aflac U.S.	5,454	703	2,869	497	1,593	5,452
All other	234	21	222	0	513	0
Total	$19,225	$3,278	$12,919	$1,141	$4,432	$18,214
2015:
Aflac Japan	$12,046	$2,436	$8,705	$578	$2,055	$11,740
Aflac U.S.	5,347	678	2,873	488	1,570	5,343
All other	177	21	168	0	573	0
Total	$17,570	$3,135	$11,746	$1,066	$4,198	$17,083
2014:
Aflac Japan	$13,861	$2,662	$10,084	$649	$2,364	$13,352
Aflac U.S.	5,211	645	2,853	459	1,474	5,198
All other	0	12	0	0	354	0
Total	$19,072	$3,319	$12,937	$1,108	$4,192	$18,550
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2016:
Life insurance in force	$151,093	$3,741	$0	$147,352	0%
Premiums:
Health insurance	$14,839	$595	$241	$14,485	1%
Life insurance	4,753	13	0	4,740	0
Total earned premiums	$19,592	$608	$241	$19,225	1%
2015:
Life insurance in force	$146,610	$3,547	$0	$143,063	0%
Premiums:
Health insurance	$13,604	$509	$186	$13,281	1%
Life insurance	4,300	11	0	4,289	0
Total earned premiums	$17,904	$520	$186	$17,570	1%
2014:
Life insurance in force	$144,374	$3,298	$0	$141,076	0%
Premiums:
Health insurance	$14,648	$339	$10	$14,319	0%
Life insurance	4,764	11	0	4,753	0
Total earned premiums	$19,412	$350	$10	$19,072	0%
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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 24, 2017
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 24, 2017
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Frederick J. Crawford	Executive Vice President,	February 24, 2017
(Frederick J. Crawford)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 24, 2017
(June Howard)	Chief Accounting Officer

/s/ Paul S. Amos II	Director	February 24, 2017
(Paul S. Amos II)

/s/ W. Paul Bowers	Director	February 24, 2017
(W. Paul Bowers)

/s/ Kriss Cloninger III	Director	February 24, 2017
(Kriss Cloninger III)

/s/ Toshihiko Fukuzawa	Director	February 24, 2017
(Toshihiko Fukuzawa)

/s/ Elizabeth J. Hudson	Director	February 24, 2017
(Elizabeth J. Hudson)

/s/ Douglas W. Johnson	Director	February 24, 2017
(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 24, 2017
(Robert B. Johnson)

/s/ Thomas J. Kenny	Director	February 24, 2017
(Thomas J. Kenny)

/s/ Charles B. Knapp	Director	February 24, 2017
(Charles B. Knapp)

/s/ Karole F. Lloyd	Director	February 24, 2017
(Karole F. Lloyd)

/s/ Joseph L. Moskowitz	Director	February 24, 2017
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 24, 2017
(Barbara K. Rimer)

/s/ Melvin T. Stith	Director	February 24, 2017
(Melvin T. Stith)