Form 10-Q
period 2017-03-31
AFLAC INC
filed 2017-05-03
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 25, 2017
Common Stock, $.10 Par Value	396,846,578

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2017

Items other than those listed above are omitted because they are not required or are not applicable.

As used in this report, “we,” “our,” “us” and “Registrant” refer to Aflac Incorporated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2017, and 2016, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the accompanying consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2017, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2016, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia
May 3, 2017

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2017	2016
Revenues:
Net premiums, principally supplemental health insurance	$4,638	$4,602
Net investment income	794	801
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(10)	(14)
Sales and redemptions	(7)	91
Derivative and other gains (losses)	(123)	(47)
Total realized investment gains (losses)	(140)	30
Other income (loss)	17	18
Total revenues	5,309	5,451
Benefits and expenses:
Benefits and claims, net	3,052	3,025
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	294	292
Insurance commissions	328	333
Insurance expenses	614	563
Interest expense	62	65
Other expenses	61	56
Total acquisition and operating expenses	1,359	1,309
Total benefits and expenses	4,411	4,334
Earnings before income taxes	898	1,117
Income taxes	306	386
Net earnings	$592	$731
Net earnings per share:
Basic	$1.48	$1.75
Diluted	1.47	1.74
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	401,130	418,748
Diluted	404,069	420,920
Cash dividends per share	$.43	$.41
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2017	2016
Net earnings	$592	$731
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	375	689
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(526)	2,689
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	16	(77)
Unrealized gains (losses) on derivatives during period	2	3
Pension liability adjustment during period	(2)	(2)
Total other comprehensive income (loss) before income taxes	(135)	3,302
Income tax expense (benefit) related to items of other comprehensive income (loss)	(137)	991
Other comprehensive income (loss), net of income taxes	2	2,311
Total comprehensive income (loss)	$594	$3,042
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	March 31, 2017 (Unaudited)	December 31, 2016
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $66,118 in 2017 and $62,195 in 2016)	$72,113	$68,778
Fixed maturities - consolidated variable interest entities (amortized cost $4,143 in 2017 and $4,168 in 2016)	4,964	4,982
Perpetual securities (amortized cost $1,317 in 2017 and $1,269 in 2016)	1,555	1,425
Perpetual securities - consolidated variable interest entities (amortized cost $246 in 2017 and $237 in 2016)	215	208
Equity securities (cost $239 in 2017 and $231 in 2016)	271	265
Equity securities - consolidated variable interest entities (cost $1,013 in 2017 and $972 in 2016)	1,078	1,044
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $40,923 in 2017 and $40,021 in 2016)	34,401	33,350
Other investments (1)	1,701	1,450
Cash and cash equivalents	4,205	4,859
Total investments and cash	120,503	116,361
Receivables	618	669
Accrued investment income	723	754
Deferred policy acquisition costs	9,255	8,993
Property and equipment, at cost less accumulated depreciation	444	433
Other (2)	2,107	2,609
Total assets	$133,650	$129,819
(1) Includes $926 in 2017 and $819 in 2016 of loan receivables from consolidated variable interest entities
(2) Includes $146 in 2017 and $127 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	March 31, 2017 (Unaudited)	December 31, 2016
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$79,624	$76,106
Unpaid policy claims	4,230	4,045
Unearned premiums	6,825	6,916
Other policyholders’ funds	6,945	6,659
Total policy liabilities	97,624	93,726
Income taxes	5,626	5,387
Payables for return of cash collateral on loaned securities	1,482	526
Notes payable	5,250	5,360
Other (3)	3,328	4,338
Total liabilities	113,310	109,337
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2017 and 2016; issued 671,683 shares in 2017 and 671,249 shares in 2016	67	67
Additional paid-in capital	2,008	1,976
Retained earnings	26,400	25,981
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,650)	(1,983)
Unrealized gains (losses) on investment securities	4,474	4,805
Unrealized gains (losses) on derivatives	(22)	(24)
Pension liability adjustment	(170)	(168)
Treasury stock, at average cost	(10,767)	(10,172)
Total shareholders’ equity	20,340	20,482
Total liabilities and shareholders’ equity	$133,650	$129,819
(3) Includes $125 in 2017 and $146 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2017	2016
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,976	1,828
Exercise of stock options	10	10
Share-based compensation	12	21
Gain (loss) on treasury stock reissued	10	7
Balance, end of period	2,008	1,866
Retained earnings:
Balance, beginning of period	25,981	24,007
Net earnings	592	731
Dividends to shareholders	(173)	(173)
Balance, end of period	26,400	24,565
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,630	625
Unrealized foreign currency translation gains (losses) during period, net of income taxes	333	612
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	(331)	1,698
Unrealized gains (losses) on derivatives during period, net of income taxes	2	2
Pension liability adjustment during period, net of income taxes	(2)	(1)
Balance, end of period	2,632	2,936
Treasury stock:
Balance, beginning of period	(10,172)	(8,819)
Purchases of treasury stock	(610)	(612)
Cost of shares issued	15	18
Balance, end of period	(10,767)	(9,413)
Total shareholders’ equity	$20,340	$20,021
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2017	2016
Cash flows from operating activities:
Net earnings	$592	$731
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	106	32
Increase in deferred policy acquisition costs	(41)	(37)
Increase in policy liabilities	666	919
Change in income tax liabilities	271	(367)
Realized investment (gains) losses	140	(30)
Other, net	23	83
Net cash provided (used) by operating activities	1,757	1,331
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,385	266
Fixed maturities matured or called	204	408
Perpetual securities matured or called	0	35
Equity securities sold	155	0
Securities held to maturity:
Fixed maturities matured or called	228	277
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(3,726)	(1,911)
Available-for-sale equity securities acquired	(157)	(364)
Other investments, net	(203)	(123)
Settlement of derivatives, net	(44)	273
Cash received (pledged or returned) as collateral, net	654	(189)
Other, net	(23)	(159)
Net cash provided (used) by investing activities	(1,527)	(1,487)
Cash flows from financing activities:
Purchases of treasury stock	(610)	(612)
Proceeds from borrowings	524	0
Principal payments under debt obligations	(654)	0
Dividends paid to shareholders	(166)	(167)
Change in investment-type contracts, net	18	45
Treasury stock reissued	11	7
Other, net	1	(39)
Net cash provided (used) by financing activities	(876)	(766)
Effect of exchange rate changes on cash and cash equivalents	(8)	21
Net change in cash and cash equivalents	(654)	(901)
Cash and cash equivalents, beginning of period	4,859	4,350
Cash and cash equivalents, end of period	$4,205	$3,449
Supplemental disclosures of cash flow information:
Income taxes paid	$58	$779
Interest paid	47	54
Noncash interest	15	12
Impairment losses included in realized investment losses	10	14
Noncash financing activities:
Capital lease obligations	2	1
Treasury stock issued for:
Associate stock bonus	6	8
Shareholder dividend reinvestment	7	6
Share-based compensation grants	1	4
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 69% and 74% of the Company's total revenues in the three-month periods ended March 31, 2017, and 2016, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 84% at March 31, 2017, compared with 83% at December 31, 2016.

Basis of Presentation

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates when recording transactions resulting from business operations based on currently available information. The most significant items on our balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs, liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, we believe the amounts provided are adequate.

The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2017 and December 31, 2016, the consolidated statements of earnings and comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2017 and 2016. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report).

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

Prior year foreign currency transaction gains and losses have been reclassified from Other income (loss) to Realized investment gains (losses) - Derivative and other gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity. This change in classification was made to reflect that the major source of our foreign currency transaction gains and losses is directly or indirectly a result of our investment activity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Consolidation - Interests Held through Related Parties That Are under Common Control: In October 2016, the FASB issued amendments which clarify the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued amendments which simplify several aspects for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equities, and classification on the statement of cash flows. We adopted this guidance as of January 1, 2017.

The amendment requires prospective recognition of excess tax benefits and deficiencies in the income statement, rather than in paid-in capital. As a result of applying this requirement, we believe that recognition of excess tax benefits will increase volatility in our statement of operations but the adoption of this guidance did not have a significant impact on our statement of financial position, operations, or disclosures.

The amendment also requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance requires modified retrospective transition for settlements on all outstanding awards (both historical and future) that did not give rise to an excess benefit to be recorded through retained earnings on a cumulative-effect basis. The adoption of these amendments in the guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Additionally, the amendment requires that the minimum statutory tax withholding for all outstanding liability awards be reclassified at the date of adoption to equity (assuming equity classification results from the guidance change), and as a cumulative-effect adjustment to equity be recorded on a modified retrospective basis. The adoption of these amendments in the guidance did not have a significant impact on our financial position, results of operations, or disclosures.

The guidance requires certain reclassifications of balances on the statement of cash flows to or from operating and financing activities. The reclassification guidance did not have a significant impact on our statement of cash flows.

The amendment allows an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. We have made an entity-wide accounting policy election to estimate the number of awards that are expected to vest (consistent with our prior policy). The election and adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting: In March 2016, the FASB issued amendments which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Per the amendments, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments: In March 2016, the FASB issued amendments which clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships: In March 2016, the FASB issued amendments which clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

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

Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, the FASB issued this amendment that provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new guidance requires a formal assessment of going concern by management based on criteria prescribed in the new guidance. We adopted this guidance as of December 31, 2016. The adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures, and no substantial doubt currently exists about the Company’s ability to continue as a going concern.

Accounting Pronouncements Pending Adoption

Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued amendments to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations, or disclosures.

Compensation-Retirement Benefit: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued amendments requiring that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations, disclosures, or statements of cash flows.

Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets: In February 2017, the FASB issued amendments clarifying that the accounting guidance for derecognition of nonfinancial assets does not apply to the derecognition of businesses, nonprofit activities or financial assets that meet the definition of "in substance nonfinancial assets." The new guidance defines an "in substance nonfinancial asset" to be an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted for fiscal years beginning after December 15, 2016, including interim periods therein. An entity is required to apply the amendments at the same time that it applies the FASB amendments for Revenue from Contracts with Customers. We are evaluating the impact of adoption of this guidance on our financial position, results of operations, disclosures, and statements of cash flows.

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

Statement of Cash Flows - Restricted Cash: In November 2016, the FASB issued amendments requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations, disclosures or statement of cash flows.

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

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform about a credit loss. Credit losses on available-for-sale debt securities will continue to be measured in a manner similar to current U.S. GAAP. However, the amendments require that credit losses be presented as an allowance rather than as a writedown. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The amendments are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may early adopt this guidance as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, loans and loan receivables and reinsurance recoverables (See Notes 3 and 7 for current balances of instruments in scope). We are continuing to evaluate the impact of adoption of this guidance on our financial position, results of operations and disclosures.

Leases: In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset, will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for current balances of leases in scope). The leases within scope of this guidance will increase our right-of-use assets recorded on our financial position, however we estimate leases within scope of the guidance to represent less than 1% of our total assets as of March 31, 2017. We estimate that the adoption of this guidance will not have a significant impact on our financial position, results of operations and disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require that equity investments be measured at fair value with changes recognized in net income; that changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option be recognized in other comprehensive income; and that entities would make the assessment of the ability to realize a deferred tax asset (DTA) related to an available-for-sale (AFS) debt security in combination with the entity's other DTAs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the own credit provision if an entity has elected to measure a liability at fair value. We have identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, perpetual securities and equity securities (See Note 3 for current balances of instruments in scope). We estimate that the impact of this guidance will increase volatility in our statement of operations and we are continuing to evaluate the impact of this guidance on our statement of financial position, operations and disclosures.

Revenue from Contracts with Customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods. We have identified revenue in scope of this guidance to include certain revenues associated with affiliated entities in support of our operations. We estimate the revenue within scope of the guidance to represent less than 1% of our total revenues as of March 31, 2017. We estimate that the adoption of this guidance will not have a significant impact on our financial position, results of operations and disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to our business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

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

We do not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, we evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings includes interest cash flows associated with notes payable and hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. We exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Revenues:
Aflac Japan:
Net earned premiums	$3,194	$3,179
Net investment income, less amortized hedge costs (1)	557	590
Other income	10	8
Total Aflac Japan	3,761	3,777
Aflac U.S.:
Net earned premiums	1,390	1,367
Net investment income	178	174
Other income	1	3
Total Aflac U.S.	1,569	1,544
Other business segments	67	65
Total business segment revenues	5,397	5,386
Realized investment gains (losses) (1), (2), (3)	(109)	40
Corporate	87	67
Intercompany eliminations and other	(66)	(42)
Total revenues	$5,309	$5,451
(1) Hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $52 and $32 for the three-month periods ended March 31, 2017, and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $21 and $22 for the three-month periods ended March 31, 2017, and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total revenues.

	Three Months Ended March 31,
(In millions)	2017	2016
Pretax earnings:
Aflac Japan (1)	$769	$806
Aflac U.S.	310	332
Other business segments	0	3
Total business segment pretax operating earnings	1,079	1,141
Interest expense, noninsurance operations	(29)	(29)
Corporate and eliminations	(23)	(35)
Pretax operating earnings	1,027	1,077
Realized investment gains (losses) (1), (2), (3)	(109)	40
Other non-operating income (loss) (3)	(20)	0
Total earnings before income taxes	$898	$1,117
Income taxes applicable to pretax operating earnings	$351	$372
Effect of foreign currency translation on after-tax operating earnings	5	13
(1) Hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $52 and $32 for the three-month periods ended March 31, 2017, and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax operating earnings when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $21 and $22 for the three-month periods ended March 31, 2017, and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total earnings before income taxes.

Assets were as follows:

(In millions)	March 31, 2017	December 31, 2016
Assets:
Aflac Japan	$112,023	$107,858
Aflac U.S.	19,817	19,453
Other business segments	338	270
Total business segment assets	132,178	127,581
Corporate	26,024	26,476
Intercompany eliminations	(24,552)	(24,238)
Total assets	$133,650	$129,819

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$26,311	$3,203	$366	$29,148
Municipalities	281	26	12	295
Mortgage- and asset-backed securities	272	32	0	304
Public utilities	1,637	324	6	1,955
Sovereign and supranational	846	133	6	973
Banks/financial institutions	3,039	414	83	3,370
Other corporate	3,429	596	16	4,009
Total yen-denominated	35,815	4,728	489	40,054
U.S. dollar-denominated:
U.S. government and agencies	161	11	0	172
Municipalities	901	133	7	1,027
Mortgage- and asset-backed securities	184	16	0	200
Public utilities	5,296	669	77	5,888
Sovereign and supranational	326	87	0	413
Banks/financial institutions	2,680	513	18	3,175
Other corporate	24,898	1,972	722	26,148
Total U.S. dollar-denominated	34,446	3,401	824	37,023
Total fixed maturities	70,261	8,129	1,313	77,077
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,315	208	50	1,473
Other corporate	196	23	0	219
U.S. dollar-denominated:
Banks/financial institutions	52	26	0	78
Total perpetual securities	1,563	257	50	1,770
Equity securities:
Yen-denominated	668	63	10	721
U.S. dollar-denominated	584	55	11	628
Total equity securities	1,252	118	21	1,349
Total securities available for sale	$73,076	$8,504	$1,384	$80,196

	March 31, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$21,493	$5,114	$0	$26,607
Municipalities	363	104	0	467
Mortgage- and asset-backed securities	30	2	0	32
Public utilities	3,324	376	7	3,693
Sovereign and supranational	2,702	307	0	3,009
Banks/financial institutions	3,650	204	24	3,830
Other corporate	2,839	446	0	3,285
Total yen-denominated	34,401	6,553	31	40,923
Total securities held to maturity	$34,401	$6,553	$31	$40,923

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,857	$3,359	$160	$26,056
Municipalities	246	29	8	267
Mortgage- and asset-backed securities	1,096	33	8	1,121
Public utilities	1,533	318	3	1,848
Sovereign and supranational	862	186	5	1,043
Banks/financial institutions	2,673	403	74	3,002
Other corporate	3,192	623	3	3,812
Total yen-denominated	32,459	4,951	261	37,149
U.S dollar-denominated:
U.S. government and agencies	148	10	0	158
Municipalities	894	142	8	1,028
Mortgage- and asset-backed securities	196	20	0	216
Public utilities	5,205	690	60	5,835
Sovereign and supranational	335	91	0	426
Banks/financial institutions	2,570	507	16	3,061
Other corporate	24,556	2,021	690	25,887
Total U.S. dollar-denominated	33,904	3,481	774	36,611
Total fixed maturities	66,363	8,432	1,035	73,760
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,266	128	49	1,345
Other corporate	189	24	0	213
U.S. dollar-denominated:
Banks/financial institutions	51	24	0	75
Total perpetual securities	1,506	176	49	1,633
Equity securities:
Yen-denominated	624	83	2	705
U.S. dollar-denominated	579	31	6	604
Total equity securities	1,203	114	8	1,309
Total securities available for sale	$69,072	$8,722	$1,092	$76,702

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,702	$5,338	$0	$26,040
Municipalities	350	107	0	457
Mortgage- and asset-backed securities	30	2	0	32
Public utilities	3,201	358	23	3,536
Sovereign and supranational	2,602	283	8	2,877
Banks/financial institutions	3,731	195	26	3,900
Other corporate	2,734	452	7	3,179
Total yen-denominated	33,350	6,735	64	40,021
Total securities held to maturity	$33,350	$6,735	$64	$40,021

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the first three months of 2017 and 2016, respectively, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at March 31, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$145	$161	$74	$77
Due after one year through five years	3,561	3,788	664	716
Due after five years through 10 years	9,846	10,093	3,128	3,324
Due after 10 years	43,392	48,447	8,462	9,421
Mortgage- and asset-backed securities	316	361	43	47
Total fixed maturities available for sale	$57,260	$62,850	$12,371	$13,585
Held to maturity:
Due after one year through five years	$2,086	$2,193	$0	$0
Due after five years through 10 years	1,645	1,813	0	0
Due after 10 years	30,640	36,884	0	0
Mortgage- and asset-backed securities	30	33	0	0
Total fixed maturities held to maturity	$34,401	$40,923	$0	$0

At March 31, 2017, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $630 million at amortized cost and $642 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at March 31, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$90	$87	$0	$0
Due after one year through five years	196	219	0	0
Due after 10 years	1,238	1,407	39	57
Total perpetual securities available for sale	$1,524	$1,713	$39	$57

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2017			December 31, 2016
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$47,131	$54,971	A	$42,931	$51,345
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Realized investment gains (losses):
Fixed maturities:
Available for sale:
Gross gains from sales	$12	$2
Gross losses from sales(1)	(15)	(4)
Net gains (losses) from redemptions(1)	(29)	83
Other-than-temporary impairment losses(1)	(4)	(12)
Total fixed maturities	(36)	69
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	0	10	(1)
Other-than-temporary impairment losses	0	(2)	(1)
Total perpetual securities	0	8
Equity securities:
Net gains (losses) from redemptions	25	0
Other-than-temporary impairment losses	(6)	0
Total equity securities	19	0
Derivatives and other:
Derivative gains (losses)	(52)	(4)
Foreign currency gains (losses)	(71)	(43)
Total derivatives and other	(123)	(47)
Total realized investment gains (losses)	$(140)	$30
(1) Primarily driven by foreign exchange

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2017	December 31, 2016
Unrealized gains (losses) on securities available for sale	$7,120	$7,630
Deferred income taxes	(2,646)	(2,825)
Shareholders’ equity, unrealized gains (losses) on investment securities	$4,474	$4,805
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$5,940	$366	$5,940	$366	$0	$0
Municipalities:
U.S. dollar-denominated	45	7	0	0	45	7
Yen-denominated	132	12	132	12	0	0
Public utilities:
U.S. dollar-denominated	1,642	77	1,124	37	518	40
Yen-denominated	325	13	127	6	198	7
Sovereign and supranational:
Yen-denominated	39	6	39	6	0	0
Banks/financial institutions:
U.S. dollar-denominated	390	18	309	6	81	12
Yen-denominated	1,531	107	646	34	885	73
Other corporate:
U.S. dollar-denominated	10,690	722	7,046	272	3,644	450
Yen-denominated	415	16	415	16	0	0
Total fixed maturities	21,149	1,344	15,778	755	5,371	589
Perpetual securities:
Yen-denominated	409	50	0	0	409	50
Total perpetual securities	409	50	0	0	409	50
Equity securities:
U.S. dollar-denominated	131	11	117	8	14	3
Yen-denominated	208	10	172	5	36	5
Total equity securities	339	21	289	13	50	8
Total	$21,897	$1,415	$16,067	$768	$5,830	$647

	December 31, 2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$3,958	$160	$3,958	$160	$0	$0
Municipalities:
U.S. dollar-denominated	44	8	0	0	44	8
Yen-denominated	105	8	105	8	0	0
Mortgage- and asset- backed securities:
Yen-denominated	713	8	713	8	0	0
Public utilities:
U.S. dollar-denominated	1,265	60	790	32	475	28
Yen-denominated	635	26	347	14	288	12
Sovereign and supranational:
Yen-denominated	244	13	38	5	206	8
Banks/financial institutions:
U.S. dollar-denominated	268	16	238	10	30	6
Yen-denominated	1,521	100	636	19	885	81
Other corporate:
U.S. dollar-denominated	10,462	690	7,252	346	3,210	344
Yen-denominated	321	10	321	10	0	0
Total fixed maturities	19,536	1,099	14,398	612	5,138	487
Perpetual securities:
Yen-denominated	479	49	85	1	394	48
Total perpetual securities	479	49	85	1	394	48
Equity securities:
U.S. dollar-denominated	211	6	211	6	0	0
Yen-denominated	49	2	49	2	0	0
Total equity securities	260	8	260	8	0	0
Total	$20,275	$1,156	$14,743	$621	$5,532	$535

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

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2017	December 31, 2016
Other investments:
Commercial mortgage loans	$870	$855
Middle market loans	439	319
Short-term investments	141	89
Policy loans	197	184
Other	54	3
Total other investments	$1,701	$1,450

Loans and Loan Receivables

We classify our commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and include them in the other investments line on the consolidated balance sheets. We carry them on the balance sheet at amortized cost less an estimated allowance for loan losses. Our loan allowance for losses is established using both specific and general allowances. The specific allowance is used on an individual loan basis for those impaired loans where we expect to incur a loss. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which we anticipate to incur a loss. As of March 31, 2017 and December 31, 2016, our allowance for loan losses was $4 million and $3 million, respectively. As of March 31, 2017 and December 31, 2016, we had no loans that were past due in regards to principal and/or interest payments. Additionally, we held no loans that were on nonaccrual status or considered impaired as of March 31, 2017 and December 31, 2016. We had no troubled debt restructurings during the three months ended March 31, 2017 and 2016.

Middle Market Loans

The carrying value for middle market loans included an unfunded amount of $135 million and $91 million, as of March 31, 2017, and December 31, 2016, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of March 31, 2017, we had commitments of $658 million to fund potential future loan originations related to this investment program, inclusive of loans held in unit trust structures. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

Commercial Mortgage Loans

As of March 31, 2017, we had $18 million in outstanding commitments to fund commercial mortgage loans, inclusive of loans held in unit trust structures. These commitments are contingent on the final underwriting and due diligence to be performed.

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
Investments in Consolidated Variable Interest Entities

	March 31, 2017		December 31, 2016
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,143	$4,964	$4,168	$4,982
Perpetual securities, available for sale	246	215	237	208
Equity securities	1,013	1,078	972	1,044
Other investments (1)	926	906	819	789
Other assets (2)	146	146	127	127
Total assets of consolidated VIEs	$6,474	$7,309	$6,323	$7,150
Liabilities:
Other liabilities (2)	$125	$125	$146	$146
Total liabilities of consolidated VIEs	$125	$125	$146	$146
(1) Consists of CMLs and MMLs
(2) Consist entirely of derivatives

We are substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, we have the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and are therefore considered to be the primary beneficiary of the VIEs that we consolidate. We also participate in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding invested assets and foreign currency, and/or credit default swaps (CDS), as appropriate, and utilizing the cash flows from these securities to service our investment. Neither we nor any of our creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, we are not a direct counterparty to the swap contracts and have no control over them. Our loss exposure to these VIEs is limited to our original investment. Our consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of our investment in unit trust structures, the underlying collateral assets and funding of our consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

Investments in Unit Trust Structures

We invest through unit trust structures in yen-denominated public equity securities, U.S. dollar-denominated public equity securities, bank loans, commercial mortgage loans, infrastructure debt, and middle market loans in which we are the only investor, requiring us to consolidate these trusts under U.S. GAAP. The yen-denominated and U.S. dollar-denominated equity securities, bank loans and certain infrastructure debt are classified as available-for-sale in the financial statements. The commercial mortgage loans, middle market loans and certain infrastructure debt that meets the criteria to be classified as a loan are classified as loans held for investment and reflected in other investments on the consolidated balance sheets at amortized cost.

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	March 31, 2017		December 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,823	$5,354	$4,729	$5,261
Perpetual securities, available for sale	178	230	172	200
Fixed maturities, held to maturity	2,660	3,039	2,563	2,948
Other investments	52	52	1	1
Total investments in VIEs not consolidated	$7,713	$8,675	$7,465	$8,410

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have the obligation to absorb losses of the entity or the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 149 separate issuers with an average credit rating of BBB as of March 31, 2017, compared with 145 separate issuers with an average credit rating of BBB as of December 31, 2016.

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

Details of our securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
March 31, 2017
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$0	$885	$885
Public utilities	87	0	87
Banks/financial institutions	38	0	38
Other corporate	472	0	472
Total borrowings	$597	$885	$1,482
Gross amount of recognized liabilities for securities lending transactions			$1,482
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
(1) These securities are pledged as collateral under our U.S. securities lending program and can be called at our discretion; therefore, they are classified as Overnight and Continuous.

Securities Lending Transactions Accounted for as Secured Borrowings
December 31, 2016
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2017 and December 31, 2016, respectively.

Certain fixed-maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments have historically consisted of: (1) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; (2) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (3) foreign currency forwards and options used to hedge foreign exchange risk from our net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; (4) swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or we elect not to designate them as an accounting hedge. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated the majority of the Parent Company's yen-denominated liabilities (notes payable and loans) as nonderivative hedging instruments for this net investment hedge.

Derivative Types

We enter into foreign currency swaps pursuant to which we exchange an initial principal amount in one currency for an initial principal amount of another currency, with an agreement to re-exchange the currencies at a future date at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in our Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. We also use foreign currency swaps to economically convert certain of our U.S. dollar-denominated senior note and subordinated debenture principal and interest obligations into yen-denominated obligations.

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with U.S. dollar-denominated investments supporting yen-denominated liabilities.

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

Interest rate swaptions are options on interest rate swaps. Interest rate collars are combinations of two swaption positions and are executed in order to hedge certain U.S. dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. We use collars to protect against significant changes in the fair value associated with our U.S. dollar-denominated available-for-sale securities due to interest rates. In order to maximize the efficiency of the collars while minimizing cost, we set the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg.'

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

	March 31, 2017			December 31, 2016
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$0	$(6)	$75	$0	$(10)
Total cash flow hedges	75	0	(6)	75	0	(10)
Fair value hedges:
Foreign currency forwards	9,705	10	(428)	10,965	0	(759)
Foreign currency options	5,560	5	(4)	4,224	2	(32)
Total fair value hedges	15,265	15	(432)	15,189	2	(791)
Net investment hedge:
Foreign currency forwards	236	0	(4)	209	5	(2)
Foreign currency options	924	20	(18)	843	41	(17)
Total net investment hedge	1,160	20	(22)	1,052	46	(19)
Non-qualifying strategies:
Foreign currency swaps	5,890	318	(218)	6,266	490	(220)
Foreign currency forwards	11,972	225	(421)	21,218	667	(956)
Foreign currency options	0	0	0	41	0	(2)
Credit default swaps	89	2	0	86	2	0
Total non-qualifying strategies	17,951	545	(639)	27,611	1,159	(1,178)
Total derivatives	$34,451	$580	$(1,099)	$43,927	$1,207	$(1,998)
Balance Sheet Location
Other assets	$14,115	$580	$0	$18,329	$1,207	$0
Other liabilities	20,336	0	(1,099)	25,598	0	(1,998)
Total derivatives	$34,451	$580	$(1,099)	$43,927	$1,207	$(1,998)

Cash Flow Hedges
Certain of our consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, we have designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). We expect to continue this hedging activity for a weighted-average period of approximately nine years. The remaining derivatives in our consolidated VIEs that have not qualified for hedge accounting are included in “non-qualifying strategies.”
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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended March 31, 2017:
Foreign currency forwards	Fixed-maturity and equity securities	$341	$(48)	$389	$(372)	$17
Foreign currency options	Fixed-maturity securities	24	13	11	(10)	1
Three Months Ended March 31, 2016:
Foreign currency forwards	Fixed-maturity securities	$857	$(44)	$901	$(882)	$19
Foreign currency options	Fixed-maturity securities	(1)	(1)	0	0	0

Net Investment Hedge

Our investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated the Parent Company's yen-denominated liabilities (see Note 8) as non-derivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

As of March 31, 2017, we had foreign exchange forwards and options as part of a hedge on 130.1 billion yen of future profit repatriation from Aflac Japan.

Our net investment hedge was effective during the three-month periods ended March 31, 2017 and 2016, respectively.
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
We have cross-currency interest rate swap agreements related to our $550 million senior notes due March 2020, $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024, $450 million senior notes due March 2025, and $500 million subordinated debentures due September 2052. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 8 in this report and Note 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.
In 2016, we began using foreign exchange forwards to mitigate the currency risk of our U.S. dollar-denominated middle market loan and commercial mortgage loan portfolios held within the Aflac Japan segment. As of March 31, 2017, the outstanding derivative notional amounts associated with these U.S. dollar-denominated middle market loans and commercial mortgage loans were approximately $198 million and $780 million, respectively. We have not elected to apply hedge accounting for these middle market loans and commercial mortgage loans. The change in fair value of the foreign exchange forwards and the foreign currency remeasurement of the middle market loans and commercial mortgage loans are each recorded through current period earnings, and generally offset each other.
Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2017		2016
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$2	$0	$3
Total cash flow hedges	0	2	0	3
Fair value hedges:
Foreign currency forwards(2)	(31)	0	(25)	0
Foreign currency options(2)	14	0	(1)	0
Total fair value hedges	(17)	0	(26)	0
Net investment hedge:
Non-derivative hedging instruments	0	(17)	0	(15)
Foreign currency forwards	0	(9)	0	(50)
Foreign currency options	0	(23)	0	(16)
Total net investment hedge	0	(49)	0	(81)
Non-qualifying strategies:
Foreign currency swaps	(8)	0	10	0
Foreign currency forwards	(27)	0	11	0
Credit default swaps	0	0	1	0
Total non-qualifying strategies	(35)	0	22	0
Total	$(52)	$(47)	$(4)	$(78)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

We reclassified a de minimis amount from accumulated other comprehensive income (loss) into earnings related to our designated cash flow hedges for the three-month periods ended March 31, 2017 and 2016. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three-month periods ended March 31, 2017 and 2016. As of March 31, 2017, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of foreign exchange loss due to counterparty default even though we are not a direct counterparty to those contracts. We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes and subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our VIE swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. As of March 31, 2017, there were 16 counterparties to our derivative agreements, with five comprising 67% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	March 31, 2017			December 31, 2016
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$6,391	$125	$(172)	$6,844	$247	$(308)
A	27,619	449	(862)	36,019	900	(1,621)
BBB	441	6	(65)	1,064	60	(69)
Total	$34,451	$580	$(1,099)	$43,927	$1,207	$(1,998)

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

Collateral posted by us to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $640 million and $1.2 billion as of March 31, 2017 and December 31, 2016, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$434	$0	$434	$(336)	$0	$(97)	$1
Derivative assets not subject to a master netting agreement or offsetting arrangement	146		146				146
Total derivative assets	580	0	580	(336)	0	(97)	147
Securities lending and similar arrangements	1,445	0	1,445	0	0	(1,445)	0
Total	$2,025	$0	$2,025	$(336)	$0	$(1,542)	$147

December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$1,080	$0	$1,080	$(698)	$0	$(382)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	127		127				127
Total derivative assets	1,207	0	1,207	(698)	0	(382)	127
Securities lending and similar arrangements	513	0	513	0	0	(513)	0
Total	$1,720	$0	$1,720	$(698)	$0	$(895)	$127

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(974)	$0	$(974)	$336	$527	$23	$(88)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(125)		(125)				(125)
Total derivative liabilities	(1,099)	0	(1,099)	336	527	23	(213)
Securities lending and similar arrangements	(1,482)	0	(1,482)	1,445	0	0	(37)
Total	$(2,581)	$0	$(2,581)	$1,781	$527	$23	$(250)

December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(1,852)	$0	$(1,852)	$698	$1,130	$21	$(3)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(146)		(146)				(146)
Total derivative liabilities	(1,998)	0	(1,998)	698	1,130	21	(149)
Securities lending and similar arrangements	(526)	0	(526)	513	0	0	(13)
Total	$(2,524)	$0	$(2,524)	$1,211	$1,130	$21	$(162)

For additional information on our financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

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

	March 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$28,457	$863	$0	$29,320
Municipalities	0	1,322	0	1,322
Mortgage- and asset-backed securities	0	309	195	504
Public utilities	0	7,827	16	7,843
Sovereign and supranational	0	1,386	0	1,386
Banks/financial institutions	0	6,521	24	6,545
Other corporate	0	30,122	35	30,157
Total fixed maturities	28,457	48,350	270	77,077
Perpetual securities:
Banks/financial institutions	0	1,551	0	1,551
Other corporate	0	219	0	219
Total perpetual securities	0	1,770	0	1,770
Equity securities	1,339	6	4	1,349
Other assets:
Foreign currency swaps	0	174	144	318
Foreign currency forwards	0	235	0	235
Foreign currency options	0	25	0	25
Credit default swaps	0	0	2	2
Total other assets	0	434	146	580
Other investments	141	0	0	141
Cash and cash equivalents	4,205	0	0	4,205
Total assets	$34,142	$50,560	$420	$85,122
Liabilities:
Foreign currency swaps	$0	$99	$125	$224
Foreign currency forwards	0	853	0	853
Foreign currency options	0	22	0	22
Total liabilities	$0	$974	$125	$1,099

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$25,387	$827	$0	$26,214
Municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities	0	7,667	16	7,683
Sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions	0	6,038	25	6,063
Other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions	0	1,420	0	1,420
Other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities	1,300	6	3	1,309
Other assets:
Foreign currency swaps	0	365	125	490
Foreign currency forwards	0	672	0	672
Foreign currency options	0	43	0	43
Credit default swaps	0	0	2	2
Total other assets	0	1,080	127	1,207
Other investments	276	0	0	276
Cash and cash equivalents	4,859	0	0	4,859
Total assets	$31,822	$50,853	$369	$83,044
Liabilities:
Foreign currency swaps	$0	$84	$146	$230
Foreign currency forwards	0	1,717	0	1,717
Foreign currency options	0	51	0	51
Total liabilities	$0	$1,852	$146	$1,998
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

	March 31, 2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$21,493	$26,607	$0	$0	$26,607
Municipalities	363	0	467	0	467
Mortgage and asset-backed securities	30	0	10	22	32
Public utilities	3,324	0	3,693	0	3,693
Sovereign and supranational	2,702	0	3,009	0	3,009
Banks/financial institutions	3,650	0	3,830	0	3,830
Other corporate	2,839	0	3,285	0	3,285
Other investments (1)	1,309	0	0	1,288	1,288
Total assets	$35,710	$26,607	$14,294	$1,310	$42,211
Liabilities:
Other policyholders’ funds	$6,945	$0	$0	$6,824	$6,824
Notes payable (excluding capital leases)	5,230	0	5,226	266	5,492
Total liabilities	$12,175	$0	$5,226	$7,090	$12,316
(1) Excludes policy loans of $197 and equity method investments of $54, at carrying value

	December 31, 2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,702	$26,040	$0	$0	$26,040
Municipalities	350	0	457	0	457
Mortgage and asset-backed securities	30	0	10	22	32
Public utilities	3,201	0	3,536	0	3,536
Sovereign and supranational	2,602	0	2,877	0	2,877
Banks/financial institutions	3,731	0	3,900	0	3,900
Other corporate	2,734	0	3,179	0	3,179
Other investments	1,174	0	0	1,142	1,142
Total assets	$34,524	$26,040	$13,959	$1,164	$41,163
Liabilities:
Other policyholders’ funds	$6,659	$0	$0	$6,540	$6,540
Notes payable (excluding capital leases)	5,339	0	0	5,530	5,530
Total liabilities	$11,998	$0	$0	$12,070	$12,070

Fair Value of Financial Instruments

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

The fixed maturities classified as Level 3 consist of securities for which there are limited or no observable valuation inputs. For Level 3 securities, we estimate the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs to be unobservable. We also consider a variety of significant valuation inputs in the valuation process, including forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

For the periods presented, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	March 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$28,457	$863	$0	$29,320
Total government and agencies	28,457	863	0	29,320
Municipalities:
Third party pricing vendor	0	1,322	0	1,322
Total municipalities	0	1,322	0	1,322
Mortgage- and asset-backed securities:
Third party pricing vendor	0	309	0	309
Broker/other	0	0	195	195
Total mortgage- and asset-backed securities	0	309	195	504
Public utilities:
Third party pricing vendor	0	7,827	0	7,827
Broker/other	0	0	16	16
Total public utilities	0	7,827	16	7,843
Sovereign and supranational:
Third party pricing vendor	0	1,386	0	1,386
Total sovereign and supranational	0	1,386	0	1,386
Banks/financial institutions:
Third party pricing vendor	0	6,521	0	6,521
Broker/other	0	0	24	24
Total banks/financial institutions	0	6,521	24	6,545
Other corporate:
Third party pricing vendor	0	30,122	0	30,122
Broker/other	0	0	35	35
Total other corporate	0	30,122	35	30,157
Total fixed maturities	28,457	48,350	270	77,077
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,551	0	1,551
Total banks/financial institutions	0	1,551	0	1,551
Other corporate:
Third party pricing vendor	0	219	0	219
Total other corporate	0	219	0	219
Total perpetual securities	0	1,770	0	1,770
Equity securities:
Third party pricing vendor	1,339	6	0	1,345
Broker/other	0	0	4	4
Total equity securities	1,339	6	4	1,349
Total securities available for sale	$29,796	$50,126	$274	$80,196

	March 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,607	$0	$0	$26,607
Total government and agencies	26,607	0	0	26,607
Municipalities:
Third party pricing vendor	0	467	0	467
Total municipalities	0	467	0	467
Mortgage- and asset-backed securities:
Third party pricing vendor	0	10	0	10
Broker/other	0	0	22	22
Total mortgage- and asset-backed securities	0	10	22	32
Public utilities:
Third party pricing vendor	0	3,693	0	3,693
Total public utilities	0	3,693	0	3,693
Sovereign and supranational:
Third party pricing vendor	0	3,009	0	3,009
Total sovereign and supranational	0	3,009	0	3,009
Banks/financial institutions:
Third party pricing vendor	0	3,830	0	3,830
Total banks/financial institutions	0	3,830	0	3,830
Other corporate:
Third party pricing vendor	0	3,285	0	3,285
Total other corporate	0	3,285	0	3,285
Total securities held to maturity	$26,607	$14,294	$22	$40,923

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$25,387	$827	$0	$26,214
Total government and agencies	25,387	827	0	26,214
Municipalities:
Third party pricing vendor	0	1,295	0	1,295
Total municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,139	0	1,139
Broker/other	0	0	198	198
Total mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities:
Third party pricing vendor	0	7,667	0	7,667
Broker/other	0	0	16	16
Total public utilities	0	7,667	16	7,683
Sovereign and supranational:
Third party pricing vendor	0	1,469	0	1,469
Total sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions:
Third party pricing vendor	0	6,038	0	6,038
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,038	25	6,063
Other corporate:
Third party pricing vendor	0	29,699	0	29,699
Total other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,420	0	1,420
Total banks/financial institutions	0	1,420	0	1,420
Other corporate:
Third party pricing vendor	0	213	0	213
Total other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities:
Third party pricing vendor	1,300	6	0	1,306
Broker/other	0	0	3	3
Total equity securities	1,300	6	3	1,309
Total securities available for sale	$26,687	$49,773	$242	$76,702

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,040	$0	$0	$26,040
Total government and agencies	26,040	0	0	26,040
Municipalities:
Third party pricing vendor	0	457	0	457
Total municipalities	0	457	0	457
Mortgage- and asset-backed securities:
Third party pricing vendor	0	10	0	10
Broker/other	0	0	22	22
Total mortgage- and asset-backed securities	0	10	22	32
Public utilities:
Third party pricing vendor	0	3,536	0	3,536
Total public utilities	0	3,536	0	3,536
Sovereign and supranational:
Third party pricing vendor	0	2,877	0	2,877
Total sovereign and supranational	0	2,877	0	2,877
Banks/financial institutions:
Third party pricing vendor	0	3,900	0	3,900
Total banks/financial institutions	0	3,900	0	3,900
Other corporate:
Third party pricing vendor	0	3,179	0	3,179
Total other corporate	0	3,179	0	3,179
Total securities held to maturity	$26,040	$13,959	$22	$40,021

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

Notes payable

As of March 31, 2017, the fair values of our publicly issued notes payable classified as Level 2 were obtained from third party pricing vendors. As of December 31, 2016, the fair values of these notes payable were obtained from a limited number of independent brokers and classified as Level 3 within the fair value hierarchy. We consider this current valuation technique to be an improvement from the previous valuation technique. The fair values of our yen-denominated loans approximate their carrying values.

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for the three-month periods ended March 31, 2017 and 2016, respectively.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended March 31, 2017
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16	$25	$0	$3	$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0	0	0	0	38	0	38
Unrealized gains (losses) included in other comprehensive income (loss)	6	0	(1)	0	0	2	0	7
Purchases, issuances, sales and settlements:
Purchases	0	0	0	35	2	0	0	37
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(1)	0	0	(1)
Settlements	(9)	0	0	0	0	0	0	(9)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$195	$16	$24	$35	$4	$19	$2	$295
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$38	$0	$38
(1) Derivative assets and liabilities are presented net

Three Months Ended March 31, 2016
	Fixed Maturities			Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$0	$26	$3	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	125	1	126
Unrealized gains (losses) included in other comprehensive income (loss)	21	0	0	0	4	0	25
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0
Settlements	(4)	0	0	0	0	0	(4)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$237	$0	$26	$3	$(63)	$2	$205
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$125	$1	$126
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

March 31, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$195	Consensus pricing	Offered quotes	N/A	(d)
Public utilities	16	Discounted cash flow	Historical volatility	N/A	(d)
Banks/financial institutions	24	Consensus pricing	Offered quotes	N/A	(d)
Other corporate	35	Discounted cash flow	Historical volatility	N/A	(e)
Equity securities	4	Net asset value	Offered quotes	$1 - $728 ($8)
Other assets:
Foreign currency swaps	25	Discounted cash flow	Interest rates (USD)	2.18% - 2.45%	(a)
			Interest rates (JPY)	.20% - .73%	(b)
			CDS spreads	11 - 147 bps
			Foreign exchange rates	21.34%	(c)
	50	Discounted cash flow	Interest rates (USD)	2.18% - 2.45%	(a)
			Interest rates (JPY)	.20% - .73%	(b)
			CDS spreads	10 - 79 bps
	69	Discounted cash flow	Interest rates (USD)	2.18% - 2.45%	(a)
			Interest rates (JPY)	.20% - .73%	(b)
			Foreign exchange rates	21.34%	(c)
Credit default swaps	2	Discounted cash flow	Base correlation	61.55% - 66.55%	(e)
			CDS spreads	48 bps
			Recovery rate	36.69%
Total assets	$420
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
(e) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices.

March 31, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Foreign currency swaps	$106	Discounted cash flow	Interest rates (USD)	2.18% - 2.45%	(a)
			Interest rates (JPY)	.20% - .73%	(b)
			CDS spreads	11 - 147 bps
			Foreign exchange rates	21.34%	(c)
	13	Discounted cash flow	Interest rates (USD)	2.18% - 2.45%	(a)
			Interest rates (JPY)	.20% - .73%	(b)
			CDS spreads	15 - 168 bps
	6	Discounted cash flow	Interest rates (USD)	2.18% - 2.45%	(a)
			Interest rates (JPY)	.20% - .73%	(b)
			Foreign exchange rates	21.34%	(c)
Total liabilities	$125
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of our swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of our swaps
(c) Based on 10 year volatility of JPY/USD exchange rate

December 31, 2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$198	Consensus pricing	Offered quotes	N/A	(d)
Public utilities	16	Discounted cash flow	Historical volatility	N/A	(d)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1-$701 ($8)
Other assets:
Foreign currency swaps	16	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	17 - 172 bps
			Foreign exchange rates	21.47%	(c)
	29	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	16 - 88 bps
	80	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			Foreign exchange rates	21.47%	(c)
Credit default swaps	2	Discounted cash flow	Base correlation	52.18% - 56.07%	(e)
			CDS spreads	54 bps
			Recovery rate	36.69%
Total assets	$369
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

December 31, 2016
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

Base Correlations, CDS Spreads, Recovery Rates

Our remaining collateralized debt obligation (CDO) is a tranche on a basket of single-name credit default swaps. The risk in this synthetic CDO comes from the single-name CDS risk and the correlations between the single names. The valuation of synthetic CDOs is dependent on the calibration of market prices for interest rates, single name CDS default probabilities and base correlation using financial modeling tools. Since there is limited or no observable data available for this tranche, the base correlations must be obtained from commonly traded market tranches such as the CDX and iTraxx indices. From the historical prices of these indices, base correlations can be obtained to develop a pricing curve of CDOs with different seniorities. Since the reference entities of the market indices do not match those in the portfolio underlying the synthetic CDO to be valued, several processing steps are taken to map the CDO in our portfolio to the indices. With the base correlation determined and the appropriate spreads selected, a valuation is calculated. An increase in the CDS spreads in the underlying portfolio leads to a decrease in the value due to higher probability of defaults and losses. The impact on the valuation due to base correlation depends on a number of factors, including the riskiness between market tranches and the modeled tranche based on our portfolio and the equivalence between detachment points in these tranches. Generally speaking, an increase in base correlation will decrease the value of the senior tranches while increasing the value of junior tranches. This may result in a positive or negative value change.

The CDO tranche in our portfolio is a senior mezzanine tranche and, due to the low level of credit support for this type of tranche, exhibits equity-like behavior. As a result, an increase in recovery rates tends to cause its value to decrease.

Base correlations, CDS spreads, and recovery rates are unobservable inputs in the determination of fair value of credit default swaps.

For additional information on our investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows for the three-month periods ended March 31:

(In millions)	2017	2016
Unpaid supplemental health claims, beginning of year	$3,707	$3,548
Less reinsurance recoverables	27	26
Net balance, beginning of year	3,680	3,522
Add claims incurred during the year related to:
Current year	1,737	1,705
Prior years	(111)	(142)
Total incurred	1,626	1,563
Less claims paid during the year on claims incurred during:
Current year	505	493
Prior years	1,055	1,046
Total paid	1,560	1,539
Effect of foreign exchange rate changes on unpaid claims	80	136
Net balance, end of period	3,826	3,682
Add reinsurance recoverables	29	28
Unpaid supplemental health claims, end of period	3,855	3,710
Unpaid life claims, end of period	375	280
Total liability for unpaid policy claims	$4,230	$3,990

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates, primarily in our lines of business in Japan.

7.	REINSURANCE

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

We have recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $919 million, as of March 31, 2017, included in future policy benefits in the consolidated balance sheet, is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $900 million and $860 million as of March 31, 2017 and December 31, 2016, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 4% and ceded reserves increased approximately 1% from December 31, 2016 to March 31, 2017.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended March 31,
(In millions)	2017	2016
Direct premium income	$4,724	$4,690
Ceded to other companies:
Ceded Aflac Japan closed blocks	(130)	(134)
Other	(12)	(12)
Assumed from other companies:
Retrocession activities	54	56
Other	2	2
Net premium income	$4,638	$4,602

Direct benefits and claims	$3,129	$3,103
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(122)	(121)
Eliminations	13	14
Other	(11)	(10)
Assumed from other companies:
Retrocession activities	54	53
Eliminations	(13)	(14)
Other	2	0
Benefits and claims, net	$3,052	$3,025

These reinsurance transactions are indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement was renewed in 2016 and is effective until December 31, 2017. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2017, we have not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	March 31, 2017	December 31, 2016
2.65% senior notes paid February 2017	$0	$649
2.40% senior notes due March 2020	545	547
4.00% senior notes due February 2022	346	348
3.625% senior notes due June 2023	693	696
3.625% senior notes due November 2024	742	745
3.25% senior notes due March 2025	444	445
2.875% senior notes due October 2026	298	298
6.90% senior notes due December 2039	221	220
6.45% senior notes due August 2040	255	254
4.00% senior notes due October 2046	394	394
5.50% subordinated debentures due September 2052	495	486
Yen-denominated senior notes:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	531	0
Yen-denominated loans:
Variable interest rate loan due September 2021 (.31% in 2017 and 2016, principal amount 5.0 billion yen)	44	43
Variable interest rate loan due September 2023 (.46% in 2017 and 2016, principal amount 25.0 billion yen)	222	214
Capitalized lease obligations payable through 2024	20	21
Total notes payable	$5,250	$5,360
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

In February 2017, the Parent Company extinguished $650 million of 2.65% senior notes upon their maturity.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of March 31, 2017, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company has a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of March 31, 2017, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the LIBOR for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of March 31, 2017, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2017, we did not have any borrowings outstanding under our $50 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2017. No events of default or defaults occurred during the three-month period ended March 31, 2017.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

9.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2017	2016
Common stock - issued:
Balance, beginning of period	671,249	669,723
Exercise of stock options and issuance of restricted shares	434	678
Balance, end of period	671,683	670,401
Treasury stock:
Balance, beginning of period	265,439	245,343
Purchases of treasury stock:
Open market	8,493	10,152
Other	144	189
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(247)	(311)
Exercise of stock options	(128)	(64)
Other	(20)	(111)
Balance, end of period	273,681	255,198
Shares outstanding, end of period	398,002	415,203

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

	Three Months Ended March 31,
(In thousands)	2017	2016
Anti-dilutive share-based awards	321	2,682

Share Repurchase Program

During the first three months of 2017, we repurchased 8.5 million shares of our common stock in the open market for $600 million as part of our share repurchase program. During the first three months of 2016, we repurchased 10.2 million shares of our common stock in the open market for $600 million as part of our share repurchase program. As of March 31, 2017, a remaining balance of 18.3 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
Other comprehensive income (loss) before reclassification	333	(341)	2	(4)	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	0	10	0	2	12
Net current-period other comprehensive income (loss)	333	(331)	2	(2)	2
Balance, end of period	$(1,650)	$4,474	$(22)	$(170)	$2,632
All amounts in the table above are net of tax.

Three Months Ended March 31, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	612	1,748	2	(1)	2,361
Amounts reclassified from accumulated other comprehensive income (loss)	0	(50)	0	0	(50)
Net current-period other comprehensive income (loss)	612	1,698	2	(1)	2,311
Balance, end of period	$(1,584)	$4,684	$(24)	$(140)	$2,936
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(6)	Sales and redemptions
	(10)	Other-than-temporary impairment losses realized
	(16)	Total before tax
	6	Tax (expense) or benefit(1)
	$(10)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(3)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(2)	Net of tax
Total reclassifications for the period	$(12)	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

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
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

10.    SHARE-BASED COMPENSATION

As of March 31, 2017, the Company has outstanding share-based awards under the Aflac Incorporated 2004 Long-Term Incentive Plan (as Amended and Restated March 14, 2012) (the “2004 Plan”). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

The 2004 Plan, as amended on March 14, 2012, allows for a maximum number of shares issuable over its term of 25 million shares including 12 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the 2004 Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the 2004 Plan.

The 2004 Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2017, approximately 8.0 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2017, the only performance-based awards issued and outstanding were restricted stock awards.

Stock options and stock appreciation rights granted under the amended 2004 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. Time-based restricted stock awards, restricted stock units and stock options granted after January 1, 2017 vest on a ratable basis over three years, and awards granted prior to the amendment vest on a three-year cliff basis. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at March 31, 2017.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	6,245	4.9	$119	$53.38
Exercisable	4,504	3.4	102	49.72

We received cash from the exercise of stock options in the amount of $17 million during the first three months of 2017, compared with $10 million in the first three months of 2016. The tax benefit realized as a result of stock option exercises and restricted stock releases was $14 million in the first three months of 2017, compared with $13 million in the first three months of 2016.

As of March 31, 2017, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $62 million, of which $29 million (973 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2016	1,868	$61.76
Granted in 2017	489	71.97
Canceled in 2017	(4)	65.05
Vested in 2017	(437)	62.23
Restricted stock at March 31, 2017	1,916	$64.12

In February 2017, the Company granted 253 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

On January 1, 2017, we adopted accounting guidance related to employee share-based payment accounting, which requires an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. We have made an entity-wide accounting policy election to estimate the number of awards that are expected to vest (consistent with our prior policy). The election and adoption of this guidance did not have a significant impact on our financial position, results of operations, or disclosures.

For additional information on our long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

11.	BENEFIT PLANS

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$5	$4	$6	$6	$0	$0
Interest cost	1	2	8	8	0	0
Expected return on plan assets	(1)	(1)	(6)	(6)	0	0
Amortization of net actuarial loss	0	0	3	3	0	0
Amortization of prior service cost (credit)	0	0	0	0	0	(3)
Net periodic (benefit) cost	$5	$5	$11	$11	$0	$(3)

During the three months ended March 31, 2017, Aflac Japan contributed approximately $6 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2017) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

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

See Note 3 of the Notes to the Consolidated Financial Statements for details on investment commitments.

Guaranty Fund Assessments

The United States insurance industry has a policyholder protection system that is monitored and regulated by state insurance departments. These life and health insurance guaranty associations are state entities (in all 50 states as well as Puerto Rico and the District of Columbia) created to protect policyholders of an insolvent insurance company. All insurance companies (with limited exceptions) licensed to sell life or health insurance in a state must be members of that state’s guaranty association. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business.

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. We have estimated and recognized the impact of our share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. We have recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income as of March 31, 2017. We expect a majority of these assessments to be paid over the next year and a majority of the tax credits to be realized over the next five years. We use the most current cost estimate provided by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate our estimated assessments and tax credits. To the extent Medicare part D related premiums are included in the industry premiums within the latest NOLHGA annual report, our assessments estimate will increase. Since this information is not available at this time, we cannot at this time estimate the extent of the increase, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. We desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as “expect,” “anticipate,” “believe,” “goal,” “objective,” “may,” “should,” “estimate,” “intends,” “projects,” “will,” “assumes,” “potential,” “target,” "outlook" or similar words as well as specific projections of future results, generally qualify as forward-looking. Aflac undertakes no obligation to update such forward-looking statements.

We caution readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	failure to execute or implement the conversion of the Japan branch to a legal subsidiary

•	limited availability of acceptable yen-denominated investments

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	governmental actions for the purpose of stabilizing the financial markets

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	ongoing changes in our industry

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	defaults and credit downgrades of investments

•	ability to attract and retain qualified sales associates and employees

•	decline in creditworthiness of other financial institutions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	decreases in our financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of our investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•	significant valuation judgments in determination of amount of impairments taken on our investments

•	catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, acts of terrorism and damage incidental to such events

•	changes in U.S. and/or Japanese accounting standards

•	loss of consumer trust resulting from events external to our operations

•	increased expenses and reduced profitability resulting from changes in assumptions for pension and other postretirement benefit plans

•	level and outcome of litigation

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2017 and 2016, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report). This MD&A is divided into the following sections:

•	Our Business

•	Performance Highlights

•	Critical Accounting Estimates

•	Results of Operations, consolidated and by segment

•	Analysis of Financial Condition

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at March 31, 2017 was 112.19, or 3.8% stronger than the spot yen/dollar exchange rate of 116.49 at December 31, 2016. The weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2017 was 113.56, or 1.6% stronger than the weighted-average yen/dollar exchange rate of 115.35 for the same period in 2016.
Revenues were $5.3 billion in the first quarter of 2017, compared with $5.5 billion in the first quarter of 2016. Net earnings were $592 million, or $1.47 per diluted share, compared with $731 million, or $1.74 per diluted share, in the first quarter of 2016. The decrease in revenue and net earnings reflects realized gains and losses in the comparable quarters and lower premium and investment income in the Japan segment attributable to the low-interest-rate environment.

Results in the first quarter of 2017 included pretax net realized investment losses of $140 million, compared with net realized investment gains of $30 million in the first quarter of 2016. Net investment losses in the first quarter of 2017 included $10 million of other-than-temporary impairment losses; $7 million of net losses from the sale or redemption of securities; and $123 million of net losses from derivatives and foreign currency gains (losses).

Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $4.5 billion at March 31, 2017, compared with a net unrealized gain of $4.8 billion at December 31, 2016.

In January 2017, the Parent Company issued 60.0 billion yen of senior notes through a U.S. public debt offering. In February 2017, the Parent Company extinguished $650 million of 2.65% senior notes upon their maturity. For further information regarding these transactions, see Note 8 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

In the first three months of 2017, we repurchased 8.5 million shares of our common stock in the open market for $600 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of our assets and 79% of our liabilities are reported as of March 31, 2017, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the three months ended March 31, 2017. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2016 Annual Report.
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

Aflac defines operating earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable and hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. We define operating earnings per share (basic or dilutive) to be operating earnings for the period divided by the average outstanding shares (basic or dilutive) for the period presented.

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

The following table is a reconciliation of items impacting operating earnings, net earnings, operating earnings per diluted share, and net earnings per diluted share to the most directly comparable U.S. GAAP measures.

Reconciliation of Net Earnings to Operating Earnings

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2017	2016	2017	2016
Net earnings	$592	$731	$1.47	$1.74
Items impacting net earnings:
Realized investment (gains) losses:
Securities transactions and impairments	17	(77)	.04	(.18)
Certain derivative and foreign currency (gains) losses (1),(2),(3)	92	37.23		.09
Other and non-recurring (income) loss (3)	20	0.04		.00
Income tax (benefit) expense on items excluded from operating earnings(1),(4)	(45)	14	(.11)	.03
Operating earnings	676	705	1.67	1.68
Current period foreign currency impact (5)	(5)	N/A	(.01)	N/A
Operating earnings excluding current period foreign currency impact (6)	$671	$705	$1.66	$1.68
(1) Excludes hedge costs of $52 and $32 for the three-month periods ended March 31, 2017, and 2016, respectively, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of operating earnings to conform to current year reporting. See "Hedge Costs" discussion below for further discussion.
(2) Excludes a gain of $21 and $22 for the three-month periods ended March 31, 2017 and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Foreign currency gains (losses) for all periods have been reclassified from other income (loss) to realized investment gains (losses) - certain derivative and foreign currency gains (losses) for consistency with current period presentation.
(4) Calculated using a 35% tax rate
(5) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(6) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates dollar-based fluctuations driven solely from currency rate changes.

Realized Investment Gains and Losses

Our investment strategy is to invest primarily in fixed-maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. We do not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of our insurance products.

Securities Transactions and Impairments

Securities transactions include gains and losses from sales and redemptions of investments where the amount received is different from the amortized cost of the investment. Impairments include other-than-temporary-impairment losses on investment securities as well as changes in loan loss reserves for loan receivables.

Certain Derivative and Foreign Currency Gains (Losses)

Our derivative activities include foreign currency swaps and credit default swaps held in consolidated variable interest entities (VIEs); foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; and foreign currency swaps associated with certain senior notes and our subordinated debentures. Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also includes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate as a non-operating item. Certain derivative and foreign currency gains (losses) excludes hedge costs (see Hedge Cost section below) and the interest rate component of the change in fair value of foreign currency swaps on notes payable that are both classified as operating items.

Hedge Costs

Effective January 1, 2017, operating earnings includes the impact of hedge costs incurred in using foreign currency forward contracts to hedge the foreign currency exchange risk on a portion of the U.S. dollar-denominated assets in Aflac Japan's investment portfolio. Prior year operating earnings have been revised to conform to this change. Hedge costs are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate. Beginning in 2016, we changed our non-U.S. GAAP reporting for these hedge costs by amortizing them evenly over the life of the foreign currency forward contracts. In 2016, we began increasing the duration of the foreign currency forward contracts used to hedge our U.S. dollar-denominated assets in Aflac Japan's investment portfolio to cover periods extending beyond one year. Therefore, recognizing these costs over the extended hedging periods provides a better measure of our costs, and better reflects the economics of how hedge costs emerge over the life of the hedge. For additional information regarding the change in methodology for hedge costs, see the Hedge Costs subsection of MD&A in the 2016 Annual Report.

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

Other and Non-recurring Items

The United States insurance industry has a policyholder protection system that provide funds for the policyholders of insolvent insurers. The system can result in periodic charges to the Company as a result of insolvencies/bankruptcies that occur with other companies in the life insurance industry. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These charges neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance, but result from external situations not controlled by the Company.

Based on the underlying nature of these assessments, effective January 1, 2017, the Company adopted a policy of excluding any charges associated with U.S. guaranty fund assessments and the corresponding tax benefit or expense from operating earnings.

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company has estimated and recognized the impact of our share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. We have recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income for the quarter ended March 31, 2017. We expect the majority of these assessments to be paid over the next year and the majority of the tax credits to be realized over the next five years. We used the most current cost estimate provided by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate our estimated assessments and tax credits. To the extent Medicare part D related premiums are included in the industry premiums within the latest NOLHGA annual report, our assessments estimate will increase.  Since this information is not available at this time, we cannot at this time estimate the extent of the increase, if any. We will update our accrual as new information is obtained. For additional information regarding guaranty fund assessments, see Note 12 of the Notes to the Consolidated Financial Statements.

Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting our Japan business to a subsidiary; these costs primarily consist of expenditures for banking, legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $6 million for the quarter ended March 31, 2017.

Foreign Currency Translation

Aflac Japan’s premiums and approximately half of its investment income are received in yen. Claims and most expenses are paid in yen and we purchase yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. We translate Aflac Japan’s yen-denominated income statement into dollars using the average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period.
Due to the size of Aflac Japan, where our functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on our reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. Because changes in exchange rates distort our operating results when translated into dollars, management evaluates Aflac's financial performance excluding the impact of foreign currency translation.

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 34.1% for the three-month period ended March 31, 2017, compared with 34.6% for the same period in 2016. The decline in the tax rate was primarily due to the adoption of new accounting guidance related to stock compensation.

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

We evaluate our sales efforts using new annualized premium sales, an industry operating measure. New annualized premium sales, which include both new sales and the incremental increase in premiums due to conversions, generally represent the premiums that we would collect over a 12-month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Operating Earnings
Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2017	2016
Net premium income	$3,194	$3,179
Net investment income:
Yen-denominated investment income	323	322
U.S. dollar-denominated investment income	286	300
Net investment income	609	622
Hedge costs related to foreign currency denominated investments	52	32
Net investment income, less amortized hedge costs	557	590
Other income (loss)	10	8
Total operating revenues	3,761	3,777
Benefits and claims, net	2,288	2,283
Operating expenses:
Amortization of deferred policy acquisition costs	154	151
Insurance commissions	184	187
Insurance and other expenses	366	350
Total operating expenses	704	688
Total benefits and expenses	2,992	2,971
Pretax operating earnings(1)	$769	$806
Weighted-average yen/dollar exchange rate	113.56	115.35

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Net premium income	.5%	3.3%	(1.1)%	.1%
Net investment income, less amortized hedge costs	(5.4)	(1.7)	(6.3)	(5.1)
Total operating revenues	(.4)	2.5	(1.9)	(.7)
Pretax operating earnings(1)	(4.7)	.1	(5.6)	(3.4)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating expenses.

Annualized premiums in force decreased 2.0% to 1.59 trillion yen as of March 31, 2017, compared with 1.62 trillion yen as of March 31, 2016. The decrease in annualized premiums in force in yen reflects the net effect of sales of new policies combined with limited-pay policies becoming paid-up and the persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $14.1 billion at March 31, 2017, compared with $14.4 billion a year ago.
Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). U.S. dollar-denominated investment income from these assets accounted for approximately 42% of Aflac Japan’s investment income in the first three months of 2017, compared with 45% a year ago. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period (a non-U.S. GAAP measure), U.S. dollar-denominated investment income accounted for approximately 43% of Aflac Japan’s investment income during the first three months of 2017, compared with 46% a year ago.
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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	Three Months		Three Months
	2017	2016	2017	2016
Net investment income, less amortized hedge costs	(6.3)%	(5.1)%	(5.5)%	(3.5)%
Total operating revenues	(1.9)	(.7)	(1.8)	(.5)
Pretax operating earnings(1)	(5.6)	(3.4)	(5.1)	(2.3)
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.
(2) Amounts excluding foreign currency impact on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2017	2016
Benefits and claims, net	60.8%	60.5%
Operating expenses:
Amortization of deferred policy acquisition costs	4.1	4.0
Insurance commissions	4.9	4.9
Insurance and other expenses	9.7	9.3
Total operating expenses	18.7	18.2
Pretax operating earnings(1)	20.5	21.3
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

In the three-month period ended March 31, 2017, the benefit ratio remained relatively stable compared with the same respective period in the prior year, with a slight increase due to policies reaching paid-up status and lower net investment income after hedge costs. In the three-month period ended March 31, 2017, the operating expense ratio increased primarily due to activities related to sales promotions, IT infrastructure enhancement and personnel. In total, the pretax operating profit margin decreased in the three-month period ended March 31, 2017, reflecting the increase in the benefit and expense ratios. For the full year of 2017, we anticipate the pretax operating profit margin to be comparable to 2016 levels.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2017	2016	2017	2016
New annualized premium sales	$194	$271	22.1	31.2
Increase (decrease) over prior period	(28.3)%	19.7%	(29.2)%	15.5%

The following table details the contributions to new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2017	2016
Cancer	50.2%	35.4%
Medical	36.8	23.2
Ordinary life:
WAYS	.6	25.1
Other ordinary life	8.3	5.5
Child endowment	.9	9.1
Income support	2.0	.0
Other	1.2	1.7
Total	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis increased 7.6% during the first quarter of 2017, compared with the same period in 2016. We have been focusing more on promotion of our cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.
Aflac Japan's first quarter 2017 sales results benefited from the launch of a revised EVER standard medical insurance product in February 2017 and a new Income Support Insurance product in July 2016. The Income Support Insurance product provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury and was developed to supplement the disability coverage within Japan’s social security system. This product targets young to middle-aged consumers, and by focusing our efforts on this demographic, we believe we are building relationships that lay the groundwork for the sale of our cancer and medical insurance later in life to the Income Support Insurance policyholders. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of our product portfolio.
As a result of the interest rate policy in Japan, we have taken significant actions to limit sales of certain of Aflac Japan’s first sector products, including WAYS and child endowment. Those actions gained traction in mid-2016, and as a result first sector product sales were down 81.3% in the first quarter of 2017, compared to the same period in the prior year. We expect that for the remainder of 2017, this deliberate trend will continue, and our focus will remain on less interest-sensitive third sector products.
Independent corporate agencies and individual agencies contributed 47.3% of total new annualized premium sales for Aflac Japan in the first quarter of 2017, compared with 49.7% for the same period in 2016. Affiliated corporate agencies, which include Japan Post, contributed 44.7% of total new annualized premium sales in the first quarter of 2017, compared with 35.7% in the first quarter of 2016. During the three-month period ended March 31, 2017, we recruited 45 new sales agencies. At March 31, 2017, Aflac Japan was represented by approximately 11,800 sales agencies and more than 108,000 licensed sales associates employed by those agencies.
At March 31, 2017, we had agreements to sell our products at 373 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 8.0% of new annualized premium sales in the first quarter of 2017 for Aflac Japan, compared with 14.6% during the first quarter of 2016.

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

As part of our Company's portfolio management and asset allocation process, Aflac Japan invests in U.S. dollar-denominated investments. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed-maturity securities and loans, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2017	2016
Yen-denominated:
Fixed maturities:
Japan government and agencies	$2,541	$1,167
Other fixed maturities	538	60
Equities (1),(2)	149	143
Total yen-denominated	$3,228	$1,370

U.S. dollar-denominated:
Fixed maturities:
Other fixed maturities	$58	$437
Infrastructure debt (1)	30	0
Bank loans (1)	0	230
Equities (1),(2)	7	200
Other investments:
Middle market loans (1)	97	0
Commercial mortgage loans (1)	48	20
Total dollar-denominated	$240	$887
Total Aflac Japan purchases	$3,468	$2,257
(1) Represents funding made to unit trust structures
(2) Includes rebalancing activity

Our yen-denominated private placement portfolio has declined over the last several years as a result of call and maturity activity and no reinvestment activity. However, beginning in 2016 and continuing into 2017, we began to selectively purchase yen-denominated private placements. In the first three months of 2017, Aflac Japan purchased $351 million of yen-denominated private placements, after purchasing $268 million for the full year of 2016.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2017	2016
Total purchases for the period (in millions) (1)	$3,468	$2,257
New money yield (1), (2)	1.21%	2.14%
Return on average invested assets (3)	2.36	2.64
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.57%	2.75%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and hedge costs
(3) Net of investment expenses and hedge costs, year-to-date number reflected on a quarterly average basis

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

The decrease in the Aflac Japan new money yield in the three-month period ended March 31, 2017 was primarily due to the increased allocation to Japan Government Bonds (JGBs) and other high quality yen-denominated investments.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2017	2016
Net premium income	$1,390	$1,367
Net investment income	178	174
Other income	1	3
Total operating revenues	1,569	1,544
Benefits and claims	710	690
Operating expenses:
Amortization of deferred policy acquisition costs	140	141
Insurance commissions	145	146
Insurance and other expenses	264	235
Total operating expenses	549	522
Total benefits and expenses	1,259	1,212
Pretax operating earnings(1)	$310	$332
Percentage change over previous period:
Net premium income	1.7%	2.1%
Net investment income	2.0	5.1
Total operating revenues	1.7	2.3
Pretax operating earnings(1)	(6.7)	16.6
(1) See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

Annualized premiums in force increased 2.1% to $5.9 billion at March 31, 2017, compared with $5.7 billion at March 31, 2016.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2017	2016
Benefits and claims	45.2%	44.7%
Operating expenses:
Amortization of deferred policy acquisition costs	8.9	9.1
Insurance commissions	9.2	9.5
Insurance and other expenses	17.0	15.2
Total operating expenses	35.1	33.8
Pretax operating earnings(1)	19.7	21.5
(1)See the Insurance Operations section of this MD&A for our definition of segment operating earnings.

The benefit ratio in the three-month period ended March 31, 2017, increased compared with the same period in 2016 as expected; the comparable period in 2016 had an unusually low benefit ratio compared to prior years, and 2017 returned to more historical levels. The operating expense ratio increased during the three-month period ended March 31, 2017, compared with the same period in 2016; the expense ratio in 2016 was depressed relative to the yearly expected ratio due to spending delays. In total, the pretax operating profit margin decreased in the three-month period ended March 31, 2017, compared with the same period in 2016 due to the relatively low benefit and expense ratios in the comparable period. However, for the remainder of 2017, we expect the benefit ratio to be stable compared with the full year of 2016, while expense ratios are expected to increase slightly due to increased investments in our platform.
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2017	2016
New annualized premium sales	$333	$328
Increase (decrease) over prior period	1.7%	3.7%
The following table details the contributions to new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2017	2016
Income-loss protection:
Short-term disability	25.0%	23.4%
Life	5.4	5.6
Asset-loss protection:
Accident	29.2	30.0
Critical care(1)	20.8	21.4
Supplemental medical:
Hospital indemnity	13.8	14.0
Dental/vision	5.8	5.6
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, decreased .7%, short-term disability sales increased 8.2%, critical care insurance sales (including cancer insurance) decreased 1.0%, and hospital indemnity insurance sales increased .6% in the first quarter of 2017, compared with the same period in 2016.

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

In the first quarter of 2017, our U.S. sales forces included more than 8,800 U.S. agents, including brokers, who were actively producing business on a weekly basis. We believe that this metric, the average weekly producer equivalent metric, allows our sales management to monitor progress and needs.

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

Title VII of the Dodd-Frank Act and regulations issued thereunder, in particular rules to require central clearing for certain types of derivatives, may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan. In 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules regarding the exchange of initial margin (IM) and variation margin (VM) for uncleared swaps that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as Aflac. The requirements of such rules with respect to VM, as well as similar regulations in Europe, became effective on March 1, 2017 and are currently being phased in with respect to IM. Although the effective date was not formally postponed, certain swap dealers that are subject to the CFTC’s VM requirements have been granted transitional no-action relief from full compliance with the VM rules until September 2017 and the other regulators provided guidance indicating that they would take a risk-based approach to examining compliance with the VM rules after the March 1 effective date. Such margin requirements are expected to result in more stringent collateral requirements and to affect other aspects of Aflac's derivatives activity.

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

Historically, Aflac U.S. has invested primarily in investment grade corporate bonds. As part of the Company's portfolio management and asset allocation process, Aflac U.S. recently purchased other asset classes such as high yield corporate bonds, middle market loan receivables, commercial mortgage loans and infrastructure debt.

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2017	2016
Fixed maturities:
Other fixed maturities	$260	$104
Infrastructure debt	5	0
Equities	2	66
Other investments:
Middle market loans	51	111
Commercial mortgage loans	0	13
Total Aflac U.S. Purchases	$318	$294

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2017	2016
Total purchases for period (in millions) (1)	$318	$294
New money yield (1), (2)	4.33%	4.67%
Return on average invested assets (3)	4.99	5.02
Portfolio book yield, end of period (1)	5.56%	5.74%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three-month period ended March 31, 2017 was primarily due to differences in asset allocation compared to the prior comparable period. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

ANALYSIS OF FINANCIAL CONDITION
Our financial condition has remained strong in the functional currencies of our operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
The following table demonstrates the effect of the change in the yen/dollar exchange rate by comparing select balance sheet items as reported at March 31, 2017, with the amounts that would have been reported had the exchange rate remained unchanged from December 31, 2016.
Impact of Foreign Exchange on Balance Sheet Items

(In millions)	As Reported	Exchange Effect	Net of Exchange Effect(1)
Yen/dollar exchange rate(2)	112.19		116.49
Investments and cash	$120,503	$2,864	$117,639
Deferred policy acquisition costs	9,255	223	9,032
Policy liabilities	97,624	3,223	94,401
(1)Amounts excluding foreign currency changes on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
(2)The exchange rate at March 31, 2017, was 112.19 yen to one dollar, or 3.8% stronger than the December 31, 2016, exchange rate of 116.49.

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

The following table details investment securities by segment.

Investments by Segment

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Securities available for sale, at fair value:
Fixed maturities	$62,850	$59,903	$13,585	$13,250
Perpetual securities	1,713	1,577	57	56
Equity securities	1,218	1,185	129	124
Total available for sale	65,781	62,665	13,771	13,430
Securities held to maturity, at amortized cost:
Fixed maturities	34,401	33,350	0	0
Total held to maturity	34,401	33,350	0	0
Other investments:
Commercial mortgage loans	$761	$745	$109	$110
Middle market loans	165	74	274	245
Short-term investments	139	88	0	0
Policy loans	186	174	10	10
Other	41	0	10	0
Total other investments	1,292	1,081	403	365
Total investment securities	$101,474	$97,096	$14,174	$13,795
Cash and cash equivalents	1,177	1,313	1,457	1,428
Total investments and cash (1)	$102,651	$98,409	$15,631	$15,223
(1)Excludes investments and cash held by the Parent Company and other business segments of $2,221 in 2017 and $2,729 in 2016.

See the Loans and Loan Receivables section in Note 3 of the Notes to the Consolidated Financial Statements for further discussion of these investments.

Cash and cash equivalents totaled $4.2 billion, or 3.5% of of total investments and cash, as of March 31, 2017, compared with $4.9 billion, or 4.2%, at December 31, 2016. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The ratings of our securities referenced in the table below are based on the ratings designations provided by major Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody's, S&P and Fitch) or, if not rated, are determined based on our internal analysis of such securities. For investment-grade securities where the ratings assigned by the major credit agencies are not equivalent, we use the second lowest rating that is assigned. For a description of the ratings methodology that we use when a security is below investment grade or split-rated, see "Investments, Below-Investment-Grade and Split-Rated Securities" in the Analysis of Financial Condition section of this MD&A.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.2%	1.2%	2.0%	1.9%
AA	4.7	4.7	5.0	5.0
A	64.8	66.5	63.1	65.2
BBB	24.5	23.4	24.6	23.2
BB or lower	4.8	4.2	5.3	4.7
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2017, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in our portfolio as of March 31, 2017.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	BB	$142	$99	$(43)
Noble Holdings International Ltd.	B	99	69	(30)
Deutsche Postbank AG	BB	214	192	(22)
AXA (1)	BBB	291	270	(21)
Investcorp Capital Limited	BB	380	361	(19)
Microsoft Corp.	AAA	234	217	(17)
Kommunal Lanspensjonskasse (KLP) (1)	BBB	219	202	(17)
Baker Hughes Inc.	BBB	123	107	(16)
National Oilwell Varco Inc.	BBB	98	82	(16)
Oracle Corp.	A	213	200	(13)
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2017		December 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$79,535	$89,560	$75,406	$86,132
Perpetual securities	52	78	51	75
Equity securities	1,243	1,339	1,196	1,300
Total publicly issued	80,830	90,977	76,653	87,507
Privately issued securities: (1)
Fixed maturities	25,127	28,440	24,307	27,649
Perpetual securities	1,511	1,692	1,455	1,558
Equity securities	9	10	7	9
Total privately issued	26,647	30,142	25,769	29,216
Total investment securities	$107,477	$121,119	$102,422	$116,723
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

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2017	December 31, 2016
Privately issued securities as a percentage of total investment securities	24.8%	25.2%
Privately issued securities held by Aflac Japan	$23,912	$23,104
Privately issued securities held by Aflac Japan as a percentage of total investment securities	22.2%	22.6%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2017	December 31, 2016
Privately issued reverse-dual currency securities	$5,844	$5,628
Publicly issued collateral structured as reverse-dual currency securities	1,400	1,349
Total reverse-dual currency securities	$7,244	$6,977
Reverse-dual currency securities as a percentage of total investment securities	6.7%	6.8%
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

Below-Investment-Grade Investments

	March 31, 2017				December 31, 2016
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Investcorp Capital Limited	$380	$380	$361	$(19)	$368	$368	$346	$(22)
Navient Corp.	297	158	195	37	287	152	197	45
Republic of Tunisia	267	157	178	21	318	191	264	73
KLM Royal Dutch Airlines (1)	267	196	219	23	257	189	213	24
Barclays Bank PLC (1)	242	158	230	72	236	152	221	69
Deutsche Postbank AG	214	214	192	(22)	206	206	179	(27)
Telecom Italia SpA	178	178	221	43	172	172	212	40
Generalitat de Catalunya	143	52	108	56	154	57	111	54
Diamond Offshore Drilling Inc.	124	142	99	(43)	124	141	96	(45)
IKB Deutsche Industriebank AG	116	49	98	49	112	47	91	44
Alcoa, Inc.	100	83	100	17	100	80	97	17
Noble Holdings International Ltd.	95	99	69	(30)	95	98	68	(30)
Petrobras International Finance Company	91	90	89	(1)	91	90	83	(7)
EMC Corp.	85	86	78	(8)	85	86	76	(10)
Teck Resources Ltd.	70	75	68	(7)	70	73	66	(7)
Transocean Inc.	68	72	61	(11)	68	72	57	(15)
CF Industries Inc.	60	59	57	(2)	60	59	54	(5)
Votorantim OverseasTrading IV Ltd.	50	49	55	6	50	49	54	5
UPM-Kymmene	*	*	*	*	180	178	188	10
Cenovus Energy Inc.	*	*	*	*	75	78	71	(7)
Other Issuers (below $50 million in par value)	333	325	322	(3)	333	321	309	(12)
Subtotal (2)	3,180	2,622	2,800	178	3,441	2,859	3,053	194
Senior secured bank loans	1,651	1,719	1,654	(65)	1,758	1,855	1,764	(91)
High yield corporate bonds	614	614	629	15	614	602	624	22
Middle market loans, net of reserves (3)	446	439	440	1	324	319	320	1
Grand Total	$5,891	$5,394	$5,523	$129	$6,137	$5,635	$5,761	$126
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(3) Middle market loans are carried at amortized cost

We invest in senior secured bank loans and middle market loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The bank loan and middle market loan investment programs are managed externally by third party firms specializing in this asset class and require a minimum average portfolio rating of low BB and a minimum single investment rating of low B from one of the NRSROs. The objectives of these programs include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates and hedge costs through the acquisition of floating rate assets. Our investments in these programs totaled $2.3 billion at March 31, 2017 and December 31, 2016, respectively, on an amortized cost basis.

The Company maintains an allocation to higher yielding corporate bonds within the Aflac Japan and Aflac U.S. portfolios. Most of these securities were rated below-investment-grade at the time of purchase, but we also purchased several that were rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation was to enhance our yield on invested assets and further diversify our credit risk. All investments must have a minimum rating of low BB using our above described rating methodology and are managed by our internal credit portfolio management team.

Investments in Certain European Countries
We own debt of various European issuers including corporate and government-related borrowers. Most European countries have seen improvement in their economies since the European debt crisis which has helped stabilized credit quality among European issuers. To support sustainable economic growth, the European Central Bank (ECB) in 2015 launched a quantitative easing (QE) stimulus program that was recently extended to December 2017, with reduced purchases to start in April 2017.

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

We continue to monitor the European situation closely. Additionally, some of our European fixed-maturity investments contain covenants that we believe mitigate our risk. These may include put options that allow us to return our holdings to the issuer at a predetermined price, usually par, should the issuer be downgraded to below investment grade by a rating agency. Additionally, these covenants may include restrictions on the ability of the issuer to incur additional debt, sell assets, or provide collateral for indebtedness. As of March 31, 2017, all of the European issuers in our portfolios were current on their obligations to us, and we believe they have the ability to meet their obligations to us.

Hedging Activities

Aflac Japan’s U.S. Dollar-Denominated Investments

Most of Aflac Japan's cash, investments, and liabilities are yen-denominated.  However, Aflac Japan also owns U.S. dollar-denominated investments, a portion of which we hedge with foreign currency forwards and options.  As of March 31, 2017, the cost or amortized cost of yen-denominated investments and U.S. dollar-denominated investments in Aflac Japan was $72.4 billion and $22.8 billion, respectively. As of March 31, 2017, we had hedged $16.4 billion of the U.S. dollar-denominated investments, with the remaining amount of the U.S. dollar-denominated investments being unhedged.

Net Investment Hedge
Our investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three-month periods ended March 31, 2017 and 2016, respectively.
The yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk section of Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the 2016 Annual Report. As disclosed in that section, the consolidation of the underlying assets in certain VIEs requires that we derecognize our yen-denominated investment in the VIE and recognize the underlying fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan. Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards and options that we have entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of our investment in Aflac Japan.

The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	March 31, 2017	December 31, 2016
Aflac Japan net assets	$16,431	$16,215
Aflac Japan unhedged U.S. dollar-denominated net assets	(9,912)	(9,694)
Consolidated yen-denominated net assets (liabilities)	$6,519	$6,521

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $2.0 billion as of March 31, 2017, compared with $1.3 billion as of December 31, 2016.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2017	December 31, 2016	% Change
Aflac Japan	$6,028	$5,765	4.6%	(1)
Aflac U.S.	3,227	3,228	0.0
Total	$9,255	$8,993	2.9%
(1)Aflac Japan’s deferred policy acquisition costs increased .7% in yen during the three months ended March 31, 2017.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on our deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2017	December 31, 2016	% Change
Aflac Japan	$87,966	$84,141	4.5%	(1)
Aflac U.S.	10,300	10,212	.9
Other	107	91	17.6
Intercompany eliminations(2)	(749)	(718)	4.3
Total	$97,624	$93,726	4.2%
(1) Aflac Japan’s policy liabilities increased .7% in yen during the three months ended March 31, 2017.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $5.3 billion at March 31, 2017, compared with $5.4 billion as at December 31, 2016.

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

In February 2017, the Parent Company extinguished $650 million of 2.65% senior notes upon their maturity.

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for additional information on our notes payable.

Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on our Japanese and U.S. plans, see Note 11 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

Policyholder Protection

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

Guaranty Fund Assessments

Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state.

As of March 31, 2017, the Company has estimated and recognized the impact of our share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 12 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac to Parent Company

(In millions)	2017	2016
Dividends declared or paid by Aflac	$400	$0
Management fees paid by Aflac	80	60

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

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of March 31, 2017, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company has a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of March 31, 2017, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the LIBOR for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of March 31, 2017, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of March 31, 2017, we did not have any borrowings outstanding under our $50 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2017. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report, for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2017	2016
Operating activities	$1,757	$1,331
Investing activities	(1,527)	(1,487)
Financing activities	(876)	(766)
Exchange effect on cash and cash equivalents	(8)	21
Net change in cash and cash equivalents	$(654)	$(901)
Operating Activities
The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2017	2016
Aflac Japan	$1,311	$1,042
Aflac U.S. and other operations	446	289
Total	$1,757	$1,331
Investing Activities
Operating cash flow is primarily used to purchase debt securities to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2017	2016
Aflac Japan	$(1,191)	$(1,129)
Aflac U.S. and other operations	(336)	(358)
Total	$(1,527)	$(1,487)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. When needed or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 2% and .4% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the three-month periods ended March 31, 2017 and 2016, respectively.

Financing Activities

Consolidated cash used by financing activities was $876 million in the first three months of 2017, compared with consolidated cash used by financing activities of $766 million for the same period of 2016.

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

In February 2017, the Parent Company extinguished $650 million of 2.65% senior notes upon their maturity.

Cash returned to shareholders through dividends and treasury stock purchases was $776 million during the three-month period ended March 31, 2017, compared with $779 million during the three-month period ended March 31, 2016.

We were in compliance with all of the covenants of our notes payable and lines of credit at March 31, 2017.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2017	2016
Treasury stock purchases	$610	$612
Number of shares purchased:
Open market	8,493	10,152
Other	144	189
Total shares purchased	8,637	10,341

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2017	2016
Stock issued from treasury:
Cash financing	$11	$7
Noncash financing	14	18
Total stock issued from treasury	$25	$25
Number of shares issued	395	486

During the first three months of 2017, we repurchased 8.5 million shares of our common stock for $600 million as part of our share repurchase program. As of March 31, 2017, a remaining balance of 18.3 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase $1.3 billion to $1.5 billion of our common stock in 2017, front-end loaded in the first half of the year, assuming stable capital conditions and absent compelling alternatives.

Cash dividends paid to shareholders were $.43 per share in the first quarter of 2017, compared with $.41 per share in the first quarter of 2016. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2017	2016
Dividends paid in cash	$166	$167
Dividends through issuance of treasury shares	7	6
Total dividends to shareholders	$173	$173

In April 2017, the board of directors declared the second quarter cash dividend of $.43 per share, an increase of 4.9% compared with the same period in 2016. The dividend is payable on June 1, 2017, to shareholders of record at the close of business on May 24, 2017.

Regulatory Restrictions

Aflac and CAIC are domiciled in Nebraska and are subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York, the domiciliary jurisdiction of the Parent Company's other insurance subsidiary, Aflac New York. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2017, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2017 in excess of $2.8 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s Financial Services Agency (FSA) may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore we continue to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, we have two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on our capital contingency plan.) We have already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, we employ policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. We also use foreign currency derivatives to hedge a portion of our U.S. dollar-denominated investments. In the first quarter of 2015, Aflac Japan entered into a quota share arrangement to cede a portion of hospital benefits of one of our closed products. Under this coinsurance indemnity type of reinsurance, Aflac Japan released approximately 130 billion yen of FSA reserves. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) As of March 31, 2017, Aflac Japan's SMR remains high and reflects a strong capital position. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the three-month periods ended March 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2017	2016
Aflac Japan management fees paid to Parent Company	$28	$13
Expenses allocated to Aflac Japan (in dollars)	32	33
Aflac Japan profit remittances to Aflac U.S. (in dollars)	275	219
Aflac Japan profit remittances to Aflac U.S. (in yen)	31.3	25.0
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in the 2016 Annual Report.
Other

For information regarding commitments and contingent liabilities, see Note 12 of the Notes to the Consolidated Financial Statements.
Additional Information

Investors should note that we announce material financial information in our SEC filings, press releases and public conference calls. In accordance with SEC guidance, we may also use the Investor Relations section of our website (http://investors.aflac.com) to communicate with investors about the Company. It is possible that the financial and other information we post there could be deemed to be material information. The information on our website is not part of this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. We regularly monitor our market risks and use a variety of strategies to manage our exposure to these market risks. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2016 Annual Report. There have been no material changes to our market risk exposures from the market risk exposures previously disclosed in the 2016 Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2017, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,819,299		$69.94	3,819,299	22,934,155
February 1 - February 28	1,988,420		70.03	1,853,000	21,081,155
March 1 - March 31	2,825,614		72.12	2,821,009	18,260,146
Total	8,633,333	(2)	$70.67	8,493,308	18,260,146	(1)
(1)The total remaining shares available for purchase at March 31, 2017, consisted of 18,260,146 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2015.
(2)During the first three months of 2017, 140,025 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

10.9*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015.
10.10*	-	Aflac Incorporated 2013 Management Incentive Plan - incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.11*	-	Aflac Incorporated 2018 Management Incentive Plan - incorporated by reference from the 2017 Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 - incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.13*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.14*	-
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

10.22*	-
U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17 (File No. 001-07434).

10.23*	-
Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18 (File No. 001-07434).

10.24*	-
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

10.26*	-
U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21 (File No. 001-07434).

10.27*	-
Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22 (File No. 001-07434).

10.28*	-
U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 - incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23 (File No. 001-07434).

10.29*	-
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

10.32*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from the 2017 Proxy Statement, Appendix A (File No. 001-07434).
10.33*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.34*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.35*	-
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

10.37*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
10.38*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 - incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
10.39*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
11	-	Statement regarding the computation of per-share earnings for the Registrant.
12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.

31.1	-	Certification of CEO dated May 3, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 3, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 3, 2017, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 3, 2017	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

May 3, 2017	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer