Form 10-Q
period 2017-06-30
AFLAC INC
filed 2017-08-03
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 26, 2017
Common Stock, $.10 Par Value	395,229,099

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2017

Items other than those listed above are omitted because they are not required or are not applicable.

As used in this report, “we,” “our,” “us” and “Registrant” refer to Aflac Incorporated.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2017, and 2016, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2017, the related consolidated statements of earnings, and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and the related consolidated statements of shareholders' equity, and cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aflac Incorporated and subsidiaries as of December 31, 2016, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Atlanta, Georgia
August 3, 2017

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2017	2016	2017	2016
Revenues:
Net premiums, principally supplemental health insurance	$4,665	$4,823	$9,303	$9,425
Net investment income	802	822	1,596	1,623
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(9)	(33)	(19)	(47)
Sales and redemptions	5	22	(1)	113
Derivative and other gains (losses)	(52)	(212)	(176)	(260)
Total realized investment gains (losses)	(56)	(223)	(196)	(194)
Other income (loss)	17	15	34	34
Total revenues	5,428	5,437	10,737	10,888
Benefits and expenses:
Benefits and claims, net	3,039	3,254	6,091	6,279
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	283	284	577	576
Insurance commissions	335	345	664	678
Insurance and other expenses	665	654	1,339	1,273
Interest expense	61	66	122	131
Total acquisition and operating expenses	1,344	1,349	2,702	2,658
Total benefits and expenses	4,383	4,603	8,793	8,937
Earnings before income taxes	1,045	834	1,944	1,951
Income taxes	332	286	639	672
Net earnings	$713	$548	$1,305	$1,279
Net earnings per share:
Basic	$1.80	$1.33	$3.27	$3.08
Diluted	1.79	1.32	3.25	3.06
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	396,433	411,853	398,768	415,301
Diluted	399,348	414,326	401,695	417,623
Cash dividends per share	$.43	$.41	$.86	$.82
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2017	2016	2017	2016
Net earnings	$713	$548	$1,305	$1,279
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	9	899	383	1,588
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,075	2,693	549	5,382
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	1	11	17	(66)
Unrealized gains (losses) on derivatives during period	(2)	8	1	11
Pension liability adjustment during period	0	(4)	(2)	(6)
Total other comprehensive income (loss) before income taxes	1,083	3,607	948	6,909
Income tax expense (benefit) related to items of other comprehensive income (loss)	314	1,111	177	2,102
Other comprehensive income (loss), net of income taxes	769	2,496	771	4,807
Total comprehensive income (loss)	$1,482	$3,044	$2,076	$6,086
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $67,809 in 2017 and $62,195 in 2016)	$74,698	$68,778
Fixed maturities - consolidated variable interest entities (amortized cost $4,149 in 2017 and $4,168 in 2016)	5,059	4,982
Perpetual securities (amortized cost $1,319 in 2017 and $1,269 in 2016)	1,627	1,425
Perpetual securities - consolidated variable interest entities (amortized cost $241 in 2017 and $237 in 2016)	216	208
Equity securities (cost $257 in 2017 and $231 in 2016)	280	265
Equity securities - consolidated variable interest entities (cost $1,032 in 2017 and $972 in 2016)	1,123	1,044
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $39,307 in 2017 and $40,021 in 2016)	32,613	33,350
Other investments (1)	2,016	1,450
Cash and cash equivalents	4,264	4,859
Total investments and cash	121,896	116,361
Receivables	871	669
Accrued investment income	760	754
Deferred policy acquisition costs	9,340	8,993
Property and equipment, at cost less accumulated depreciation	442	433
Other (2)	2,085	2,609
Total assets	$135,394	$129,819
(1) Includes $1,200 in 2017 and $819 in 2016 of loan receivables from consolidated variable interest entities
(2) Includes $142 in 2017 and $127 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2017 (Unaudited)	December 31, 2016
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$80,652	$76,106
Unpaid policy claims	4,281	4,045
Unearned premiums	6,547	6,916
Other policyholders’ funds	6,978	6,659
Total policy liabilities	98,458	93,726
Income taxes	6,057	5,387
Payables for return of cash collateral on loaned securities	663	526
Notes payable	5,252	5,360
Other (3)	3,461	4,338
Total liabilities	113,891	109,337
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2017 and 2016; issued 672,037 shares in 2017 and 671,249 shares in 2016	67	67
Additional paid-in capital	2,048	1,976
Retained earnings	26,942	25,981
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,580)	(1,983)
Unrealized gains (losses) on investment securities	5,173	4,805
Unrealized gains (losses) on derivatives	(23)	(24)
Pension liability adjustment	(169)	(168)
Treasury stock, at average cost	(10,955)	(10,172)
Total shareholders’ equity	21,503	20,482
Total liabilities and shareholders’ equity	$135,394	$129,819
(3) Includes $133 in 2017 and $146 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2017	2016
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,976	1,828
Exercise of stock options	28	25
Share-based compensation	24	34
Gain (loss) on treasury stock reissued	20	18
Balance, end of period	2,048	1,905
Retained earnings:
Balance, beginning of period	25,981	24,007
Net earnings	1,305	1,279
Dividends to shareholders	(344)	(342)
Balance, end of period	26,942	24,944
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,630	625
Unrealized foreign currency translation gains (losses) during period, net of income taxes	403	1,349
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	368	3,455
Unrealized gains (losses) on derivatives during period, net of income taxes	1	7
Pension liability adjustment during period, net of income taxes	(1)	(4)
Balance, end of period	3,401	5,432
Treasury stock:
Balance, beginning of period	(10,172)	(8,819)
Purchases of treasury stock	(813)	(1,014)
Cost of shares issued	30	35
Balance, end of period	(10,955)	(9,798)
Total shareholders’ equity	$21,503	$22,550
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2017	2016
Cash flows from operating activities:
Net earnings	$1,305	$1,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	8	53
Increase in deferred policy acquisition costs	(116)	(103)
Increase in policy liabilities	1,326	1,654
Change in income tax liabilities	368	(136)
Realized investment (gains) losses	196	194
Other, net	78	(87)
Net cash provided (used) by operating activities	3,165	2,854
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	2,114	675
Fixed maturities matured or called	451	612
Perpetual securities matured or called	9	234
Equity securities sold	157	50
Securities held to maturity:
Fixed maturities matured or called	1,311	736
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(5,662)	(3,827)
Available-for-sale equity securities acquired	(178)	(691)
Other investments, net	(514)	(324)
Settlement of derivatives, net	(34)	664
Cash received (pledged or returned) as collateral, net	(129)	(525)
Other, net	(42)	(33)
Net cash provided (used) by investing activities	(2,517)	(2,429)
Cash flows from financing activities:
Purchases of treasury stock	(813)	(1,014)
Proceeds from borrowings	524	0
Principal payments under debt obligations	(656)	(1)
Dividends paid to shareholders	(328)	(330)
Change in investment-type contracts, net	23	82
Treasury stock reissued	17	19
Other, net	2	(37)
Net cash provided (used) by financing activities	(1,231)	(1,281)
Effect of exchange rate changes on cash and cash equivalents	(12)	206
Net change in cash and cash equivalents	(595)	(650)
Cash and cash equivalents, beginning of period	4,859	4,350
Cash and cash equivalents, end of period	$4,264	$3,700
Supplemental disclosures of cash flow information:
Income taxes paid	$293	$944
Interest paid	103	101
Noncash interest	19	30
Impairment losses included in realized investment losses	19	47
Noncash financing activities:
Capital lease obligations	3	2
Treasury stock issued for:
Associate stock bonus	16	17
Shareholder dividend reinvestment	16	12
Share-based compensation grants	1	5
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. Our insurance operations in the United States and our branch in Japan service the two markets for our insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 69% and 75% of the Company's total revenues in the six-month periods ended June 30, 2017 and 2016, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 84% at June 30, 2017, compared with 83% at December 31, 2016.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2017 and December 31, 2016, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2017 and 2016, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2017 and 2016. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report).

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Consolidation - Interests Held through Related Parties That Are under Common Control: In October 2016, the FASB issued amendments which clarify the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations or disclosures.

Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued amendments which simplify several aspects for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. We adopted this guidance as of January 1, 2017.

The amendment requires prospective recognition of excess tax benefits and deficiencies in the income statement, rather than in paid-in capital. As a result of applying this requirement, we believe that recognition of excess tax benefits will increase volatility in our statement of operations but the adoption of this guidance did not have a significant impact on our financial position, results of operations or disclosures.

The amendment also requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance requires modified retrospective transition for settlements on all outstanding awards (both historical and future) that did not give rise to an excess benefit to be recorded through retained earnings on a cumulative-effect basis. The adoption of these amendments in the guidance did not have a significant impact on our financial position, results of operations or disclosures.

Additionally, the amendment requires that the minimum statutory tax withholding for all outstanding liability awards be reclassified at the date of adoption to equity (assuming equity classification results from the guidance change), and as a cumulative-effect adjustment to equity be recorded on a modified retrospective basis. The adoption of these amendments in the guidance did not have a significant impact on our financial position, results of operations or disclosures.

The guidance requires certain reclassifications of balances on the statement of cash flows to or from operating and financing activities. The reclassification guidance did not have a significant impact on our statement of cash flows.

The amendment allows an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. We have made an entity-wide accounting policy election to estimate the number of awards that are expected to vest (consistent with our prior policy). The election and adoption of this guidance did not have a significant impact on our financial position, results of operations or disclosures.

Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting: In March 2016, the FASB issued amendments which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Per the amendments, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations or disclosures.

Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments: In March 2016, the FASB issued amendments which clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations or disclosures.

Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships: In March 2016, the FASB issued amendments which clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. We adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on our financial position, results of operations or disclosures.

Accounting Pronouncements Pending Adoption

Compensation-Stock Compensation: Scope of Modification Accounting: In May 2017, the FASB issued amendments to provide guidance clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. An entity should apply modification accounting if the fair value, vesting conditions or classification of the award (as an equity instrument or liability instrument) changes as a result of the change in terms or conditions of the award. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations or disclosures.

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

Compensation-Retirement Benefit: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued amendments requiring that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations, disclosures or statements of cash flows.

Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets: In February 2017, the FASB issued amendments that clarify the scope and accounting guidance for the derecognition of a nonfinancial asset or a financial asset that meets the definition of an "in substance nonfinancial asset." The amendments define an "in substance nonfinancial asset," and provide additional accounting guidance for partial sales of nonfinancial assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted for fiscal years beginning after December 15, 2016, including interim periods therein. An entity is required to apply the amendments at the same time that it applies the FASB amendments for Revenue from Contracts with Customers. We are evaluating the impact of adoption of this guidance on our financial position, results of operations, disclosures and statements of cash flows.

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued amendments simplifying the subsequent measurement of goodwill. An entity, under this update, is no longer required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, the entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments are effective for public business entities that are U.S. Securities and Exchange Commission

(SEC) filers for annual or any interim goodwill impairment tests in fiscal years beginning after Dec. 15, 2019. Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or disclosures.

Business Combinations - Clarifying the Definition of a Business: In January 2017, the FASB issued amendments clarifying when a set of assets and activities is a business. The amendments provide a screen to exclude transactions where substantially all the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. The amendments are effective for public business entities beginning after December 15, 2017, including interim periods within those periods. We do not expect the adoption of this guidance to have a significant impact on our financial position, results of operations or disclosures.

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

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued amendments that provide guidance on eight specific statement of cash flows classification issues. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The adoption of this guidance is not expected to have a significant impact on our financial position, results of operations, disclosures or statements of cash flows.

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

Leases: In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet, with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset, will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for current balances of leases in scope). The leases within scope of this guidance will increase our right-of-use assets recorded on our financial position, however we estimate leases within scope of the guidance to represent less than 1% of our total assets as of June 30, 2017. We estimate that the adoption of this guidance will not have a significant impact on our financial position, results of operations and disclosures.

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

Revenue from Contracts with Customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods. We have identified revenue in scope of this guidance to include certain revenues associated with affiliated entities in support of our operations. We estimate the revenue within scope of the guidance to represent less than 1% of our total revenues as of June 30, 2017. We estimate that the adoption of this guidance will not have a significant impact on our financial position, results of operations and disclosures.

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

We do not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, we evaluate and manage our business segments using a financial performance measure called pretax operating earnings. Our definition of operating earnings includes interest cash flows associated with notes payable and amortized hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, change in loan loss reserves and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. We exclude income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Revenues:
Aflac Japan:
Net earned premiums	$3,222	$3,402	$6,416	$6,581
Net investment income, less amortized hedge costs (1)	557	605	1,115	1,195
Other income	10	11	20	19
Total Aflac Japan	3,789	4,018	7,551	7,795
Aflac U.S.:
Net earned premiums	1,388	1,362	2,778	2,729
Net investment income	180	176	358	350
Other income	2	0	3	3
Total Aflac U.S.	1,570	1,538	3,139	3,082
Other business segments	72	68	144	136
Total business segment revenues	5,431	5,624	10,834	11,013
Corporate and eliminations	16	21	31	43
Total operating revenues	5,447	5,645	10,865	11,056
Realized investment gains (losses) (1), (2), (3)	(19)	(208)	(128)	(168)
Total revenues	$5,428	$5,437	$10,737	$10,888
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $56 and $37 for the three-month periods and $108 and $69 for the six-month periods ended June 30, 2017, and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $20 and $21 for the three-month periods and $41 and $43 for the six-month periods ended June 30, 2017, and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Pretax earnings:
Aflac Japan (1)	$791	$802	$1,560	$1,608
Aflac U.S.	330	291	640	623
Other business segments	3	5	3	8
Total business segment pretax operating earnings	1,124	1,098	2,203	2,239
Interest expense, noninsurance operations	(30)	(30)	(59)	(59)
Corporate and eliminations	(21)	(26)	(44)	(61)
Pretax operating earnings	1,073	1,042	2,100	2,119
Realized investment gains (losses) (1), (2), (3)	(19)	(208)	(128)	(168)
Other non-operating income (loss) (3)	(9)	0	(28)	0
Total earnings before income taxes	$1,045	$834	$1,944	$1,951
Income taxes applicable to pretax operating earnings	$342	$359	$694	$731
Effect of foreign currency translation on after-tax operating earnings	(9)	36	(3)	49
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $56 and $37 for the three-month periods and $108 and $69 for the six-month periods ended June 30, 2017, and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax operating earnings when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $20 and $21 for the three-month periods and $41 and $43 for the six-month periods ended June 30, 2017, and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total earnings before income taxes.

Assets were as follows:

(In millions)	June 30, 2017	December 31, 2016
Assets:
Aflac Japan	$113,497	$107,858
Aflac U.S.	19,996	19,453
Other business segments	471	270
Total business segment assets	133,964	127,581
Corporate and eliminations	1,430	2,238
Total assets	$135,394	$129,819

3.	INVESTMENTS
Investment Holdings
The amortized cost for our investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,020	$3,262	$396	$29,886
Municipalities	305	26	14	317
Mortgage- and asset-backed securities	261	31	0	292
Public utilities	1,654	367	8	2,013
Sovereign and supranational	1,482	181	3	1,660
Banks/financial institutions	3,150	460	64	3,546
Other corporate	3,657	715	14	4,358
Total yen-denominated	37,529	5,042	499	42,072
U.S. dollar-denominated:
U.S. government and agencies	131	12	0	143
Municipalities	891	143	7	1,027
Mortgage- and asset-backed securities	175	13	0	188
Public utilities	5,263	770	42	5,991
Sovereign and supranational	326	88	0	414
Banks/financial institutions	2,684	573	7	3,250
Other corporate	24,959	2,267	554	26,672
Total U.S. dollar-denominated	34,429	3,866	610	37,685
Total fixed maturities	71,958	8,908	1,109	79,757
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,317	256	31	1,542
Other corporate	197	31	0	228
U.S. dollar-denominated:
Banks/financial institutions	46	27	0	73
Total perpetual securities	1,560	314	31	1,843
Equity securities:
Yen-denominated	668	86	5	749
U.S. dollar-denominated	621	47	14	654
Total equity securities	1,289	133	19	1,403
Total securities available for sale	$74,807	$9,355	$1,159	$83,003

	June 30, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$21,527	$5,126	$0	$26,653
Municipalities	362	105	0	467
Mortgage- and asset-backed securities	29	1	0	30
Public utilities	3,329	450	0	3,779
Sovereign and supranational	1,537	304	0	1,841
Banks/financial institutions	3,119	218	15	3,322
Other corporate	2,710	505	0	3,215
Total yen-denominated	32,613	6,709	15	39,307
Total securities held to maturity	$32,613	$6,709	$15	$39,307

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,857	$3,359	$160	$26,056
Municipalities	246	29	8	267
Mortgage- and asset-backed securities	1,096	33	8	1,121
Public utilities	1,533	318	3	1,848
Sovereign and supranational	862	186	5	1,043
Banks/financial institutions	2,673	403	74	3,002
Other corporate	3,192	623	3	3,812
Total yen-denominated	32,459	4,951	261	37,149
U.S dollar-denominated:
U.S. government and agencies	148	10	0	158
Municipalities	894	142	8	1,028
Mortgage- and asset-backed securities	196	20	0	216
Public utilities	5,205	690	60	5,835
Sovereign and supranational	335	91	0	426
Banks/financial institutions	2,570	507	16	3,061
Other corporate	24,556	2,021	690	25,887
Total U.S. dollar-denominated	33,904	3,481	774	36,611
Total fixed maturities	66,363	8,432	1,035	73,760
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,266	128	49	1,345
Other corporate	189	24	0	213
U.S. dollar-denominated:
Banks/financial institutions	51	24	0	75
Total perpetual securities	1,506	176	49	1,633
Equity securities:
Yen-denominated	624	83	2	705
U.S. dollar-denominated	579	31	6	604
Total equity securities	1,203	114	8	1,309
Total securities available for sale	$69,072	$8,722	$1,092	$76,702

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,702	$5,338	$0	$26,040
Municipalities	350	107	0	457
Mortgage- and asset-backed securities	30	2	0	32
Public utilities	3,201	358	23	3,536
Sovereign and supranational	2,602	283	8	2,877
Banks/financial institutions	3,731	195	26	3,900
Other corporate	2,734	452	7	3,179
Total yen-denominated	33,350	6,735	64	40,021
Total securities held to maturity	$33,350	$6,735	$64	$40,021

The methods of determining the fair values of our investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the second quarter of 2017, we reclassified three investments from the held-to-maturity category to the available-for-sale category as a result of the issuers' credit rating being downgraded to below investment grade. At the time of the transfer, the securities had an amortized cost of $773 million and an unrealized gain of $47 million. During the first quarter of 2017, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

During the first and second quarters of 2016, we did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual maturities of our investments in fixed maturities at June 30, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$140	$153	$114	$117
Due after one year through five years	4,639	4,905	639	685
Due after five years through 10 years	9,668	10,114	3,118	3,360
Due after 10 years	44,106	49,639	8,500	9,688
Mortgage- and asset-backed securities	304	346	40	42
Total fixed maturities available for sale	$58,857	$65,157	$12,411	$13,892
Held to maturity:
Due in one year or less	$491	$504	$0	$0
Due after one year through five years	929	981	0	0
Due after five years through 10 years	1,648	1,826	0	0
Due after 10 years	29,516	35,965	0	0
Mortgage- and asset-backed securities	29	31	0	0
Total fixed maturities held to maturity	$32,613	$39,307	$0	$0

At June 30, 2017, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $690 million at amortized cost and $708 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of our perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of our investments in perpetual securities, which were all reported as available for sale at June 30, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$85	$82	$0	$0
Due after one year through five years	197	229	0	0
Due after 10 years	1,239	1,473	39	59
Total perpetual securities available for sale	$1,521	$1,784	$39	$59

Investment Concentrations

Our process for investing in credit-related investments begins with an independent approach to underwriting each issuer's fundamental credit quality. We evaluate independently those factors that we believe could influence an issuer's ability to make payments under the contractual terms of our instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). We further evaluate the investment considering broad business and portfolio management objectives, including asset/liability needs, portfolio diversification, and expected income.

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2017			December 31, 2016
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$47,844	$55,723	A	$42,931	$51,345
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2017		2016		2017		2016
Realized investment gains (losses):
Fixed maturities:
Available for sale:
Gross gains from sales	$5		$6		$17		$8
Gross losses from sales(1)	(16)		(12)		(31)		(16)
Net gains (losses) from redemptions	(9)	(1)	4		(37)	(1)	87
Other-than-temporary impairment losses	(3)		(9)	(1)	(7)		(21)	(1)
Total fixed maturities	(23)		(11)		(58)		58
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	4		30		4		40
Other-than-temporary impairment losses	0		0		0		(2)	(1)
Total perpetual securities	4		30		4		38
Equity securities:
Gross gains from sales	23		2		48		5
Gross losses from sales	(2)		(8)	(1)	(2)		(11)
Other-than-temporary impairment losses	(6)		(24)		(12)		(24)
Total equity securities	15		(30)		34		(30)
Derivatives and other:
Derivative gains (losses)	(51)		(167)		(103)		(171)
Foreign currency gains (losses)	(1)		(45)		(73)		(89)
Total derivatives and other	(52)		(212)		(176)		(260)
Total realized investment gains (losses)	$(56)		$(223)		$(196)		$(194)
(1) Primarily driven by foreign exchange
Prior year foreign currency transaction gains and losses have been reclassified to conform to current-year reporting classifications

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2017	December 31, 2016
Unrealized gains (losses) on securities available for sale	$8,196	$7,630
Deferred income taxes	(3,023)	(2,825)
Shareholders’ equity, unrealized gains (losses) on investment securities	$5,173	$4,805
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of our available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$6,241	$396	$6,234	$395	$7	$1
Municipalities:
U.S. dollar-denominated	45	7	0	0	45	7
Yen-denominated	128	14	116	11	12	3
Public utilities:
U.S. dollar-denominated	1,121	42	623	14	498	28
Yen-denominated	96	8	96	8	0	0
Sovereign and supranational:
Yen-denominated	42	3	42	3	0	0
Banks/financial institutions:
U.S. dollar-denominated	232	7	216	5	16	2
Yen-denominated	1,523	79	590	27	933	52
Other corporate:
U.S. dollar-denominated	8,252	554	4,772	155	3,480	399
Yen-denominated	169	14	132	13	37	1
Total fixed maturities	17,849	1,124	12,821	631	5,028	493
Perpetual securities:
Yen-denominated	429	31	0	0	429	31
Total perpetual securities	429	31	0	0	429	31
Equity securities:
U.S. dollar-denominated	268	14	255	11	13	3
Yen-denominated	99	5	80	3	19	2
Total equity securities	367	19	335	14	32	5
Total	$18,645	$1,174	$13,156	$645	$5,489	$529

	December 31, 2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$3,958	$160	$3,958	$160	$0	$0
Municipalities:
U.S. dollar-denominated	44	8	0	0	44	8
Yen-denominated	105	8	105	8	0	0
Mortgage- and asset- backed securities:
Yen-denominated	713	8	713	8	0	0
Public utilities:
U.S. dollar-denominated	1,265	60	790	32	475	28
Yen-denominated	635	26	347	14	288	12
Sovereign and supranational:
Yen-denominated	244	13	38	5	206	8
Banks/financial institutions:
U.S. dollar-denominated	268	16	238	10	30	6
Yen-denominated	1,521	100	636	19	885	81
Other corporate:
U.S. dollar-denominated	10,462	690	7,252	346	3,210	344
Yen-denominated	321	10	321	10	0	0
Total fixed maturities	19,536	1,099	14,398	612	5,138	487
Perpetual securities:
Yen-denominated	479	49	85	1	394	48
Total perpetual securities	479	49	85	1	394	48
Equity securities:
U.S. dollar-denominated	211	6	211	6	0	0
Yen-denominated	49	2	49	2	0	0
Total equity securities	260	8	260	8	0	0
Total	$20,275	$1,156	$14,743	$621	$5,532	$535

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

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2017	December 31, 2016
Other investments:
Commercial mortgage loans	$1,052	$855
Middle market loans	578	319
Short-term investments	138	89
Policy loans	201	184
Other	47	3
Total other investments	$2,016	$1,450

Loans and Loan Receivables

We classify our commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and include them in the other investments line on the consolidated balance sheets. We carry them on the balance sheet at amortized cost less an estimated allowance for loan losses. Our allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which we estimate probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of June 30, 2017 and December 31, 2016, our allowance for loan losses was $6 million and $3 million, respectively. As of June 30, 2017 and December 31, 2016, we had no loans that were past due in regards to principal and/or interest payments. Additionally, we held no loans that were on nonaccrual status or considered impaired as of June 30, 2017 and December 31, 2016. We had no troubled debt restructurings during the six months ended June 30, 2017 and 2016.

Commercial Mortgage Loans

Commercial mortgage loans include transitional real estate (TRE) loans. As of June 30, 2017, we had $336 million in outstanding commitments to fund commercial mortgage loans, inclusive of loans held in unit trust structures. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $147 million and $91 million, as of June 30, 2017, and December 31, 2016, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of June 30, 2017, we had commitments of approximately $600 million to fund potential future loan originations related to this investment program, inclusive of loans held in unit trust structures. These commitments are contingent upon the availability of middle market loans that meet our underwriting criteria.

Other

As of June 30, 2017, we had $200 million in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	June 30, 2017		December 31, 2016
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,149	$5,059	$4,168	$4,982
Perpetual securities, available for sale	241	216	237	208
Equity securities	1,032	1,123	972	1,044
Other investments (1)	1,200	1,186	819	789
Other assets (2)	142	142	127	127
Total assets of consolidated VIEs	$6,764	$7,726	$6,323	$7,150
Liabilities:
Other liabilities (2)	$133	$133	$146	$146
Total liabilities of consolidated VIEs	$133	$133	$146	$146
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

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which our investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	June 30, 2017		December 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,832	$5,433	$4,729	$5,261
Perpetual securities, available for sale	179	230	172	200
Fixed maturities, held to maturity	2,662	3,085	2,563	2,948
Other investments	47	48	1	1
Total investments in VIEs not consolidated	$7,720	$8,796	$7,465	$8,410

The VIEs that we are not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. We do not have the power to direct the activities that most significantly impact the entity's economic performance, nor do we have the obligation to absorb losses of the entity or the right to receive benefits from the entity. As such, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them. These VIE investments comprise securities from 147 separate issuers with an average credit rating of BBB as of June 30, 2017, compared with 145 separate issuers with an average credit rating of BBB as of December 31, 2016.

Securities Lending and Pledged Securities

We lend fixed-maturity and public equity securities to financial institutions in short-term security-lending transactions. These short-term security-lending arrangements increase investment income with minimal risk. Our security lending policy requires that the fair value of the securities and/or unrestricted cash received as collateral be 102% or more of the fair value of the loaned securities. These securities continue to be carried as investment assets on our balance sheet during the terms of the loans and are not reported as sales. We receive cash or other securities as collateral for such loans. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral.

Details of our securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
June 30, 2017
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Public utilities	$63	$0	$63
Banks/financial institutions	38	0	38
Other corporate	556	0	556
Equity securities	6	0	6
Total borrowings	$663	$0	$663
Gross amount of recognized liabilities for securities lending transactions			$663
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
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

We did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2017 and December 31, 2016, respectively.

Certain fixed-maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

Our freestanding derivative financial instruments have historically consisted of: (1) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (2) foreign currency forwards and options used to hedge foreign exchange risk from our net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; (3) swaps associated with our notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and our subordinated debentures; (4) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where we are the primary beneficiary; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. We do not use derivative financial instruments for trading purposes, nor do we engage in leveraged derivative transactions. Some of our derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or we elect not to designate them as an accounting hedge. We utilize a net investment hedge to mitigate foreign exchange exposure resulting from our net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, we have designated the majority of the Parent Company's yen-denominated liabilities (notes payable and loans) as nonderivative hedging instruments for this net investment hedge.

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options are shorter than the underlying investment being hedged, we may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with U.S. dollar-denominated investments supporting yen-denominated liabilities.

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

	June 30, 2017			December 31, 2016
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$0	$(8)	$75	$0	$(10)
Total cash flow hedges	75	0	(8)	75	0	(10)
Fair value hedges:
Foreign currency forwards	9,268	0	(469)	10,965	0	(759)
Foreign currency options	5,585	0	(6)	4,224	2	(32)
Total fair value hedges	14,853	0	(475)	15,189	2	(791)
Net investment hedge:
Foreign currency forwards	287	2	(3)	209	5	(2)
Foreign currency options	926	20	(10)	843	41	(17)
Total net investment hedge	1,213	22	(13)	1,052	46	(19)
Non-qualifying strategies:
Foreign currency swaps	5,882	307	(191)	6,266	490	(220)
Foreign currency forwards	10,676	212	(434)	21,218	667	(956)
Foreign currency options	0	0	0	41	0	(2)
Credit default swaps	89	2	0	86	2	0
Total non-qualifying strategies	16,647	521	(625)	27,611	1,159	(1,178)
Total derivatives	$32,788	$543	$(1,121)	$43,927	$1,207	$(1,998)
Balance Sheet Location
Other assets	$12,108	$543	$0	$18,329	$1,207	$0
Other liabilities	20,680	0	(1,121)	25,598	0	(1,998)
Total derivatives	$32,788	$543	$(1,121)	$43,927	$1,207	$(1,998)

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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended June 30, 2017:
Foreign currency forwards	Fixed-maturity and equity securities	$(34)	$(50)	$16	$(15)	$1
Foreign currency options	Fixed-maturity securities	(7)	(7)	0	0	0
Six Months Ended June 30, 2017:
Foreign currency forwards	Fixed-maturity and equity securities	$307	$(98)	$405	$(387)	$18
Foreign currency options	Fixed-maturity securities	17	6	11	(10)	1
Three Months Ended June 30, 2016:
Foreign currency forwards	Fixed-maturity securities	$1,156	$(48)	$1,204	$(1,236)	$(32)
Foreign currency options	Fixed-maturity securities	7	7	0	0	0
Six Months Ended June 30, 2016:
Foreign currency forwards	Fixed-maturity securities	$2,013	$(92)	$2,105	$(2,118)	$(13)
Foreign currency options	Fixed-maturity securities	6	6	0	0	0

Net Investment Hedge

Our investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have designated the Parent Company's yen-denominated liabilities (see Note 8) as non-derivative hedges and designated foreign currency forwards and options as derivative hedges of the foreign currency exposure of our net investment in Aflac Japan.

As of June 30, 2017, we had foreign exchange forwards and options as part of a hedge on 45.0 billion yen of profit repatriation received from Aflac Japan in July 2017 and 90.8 billion yen of future profit repatriation.

Our net investment hedge was effective during the three- and six-month periods ended June 30, 2017 and 2016, respectively.
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
In 2016, we began using foreign exchange forwards to mitigate the currency risk of our U.S. dollar-denominated loan receivables held within the Aflac Japan segment. As of June 30, 2017, the outstanding derivative notional amounts associated with these U.S. dollar-denominated loan receivables were approximately $1.1 billion. We have not elected to apply hedge accounting for these loan receivables due to the change in fair value of the foreign exchange forwards and the foreign currency remeasurement of the loan receivables being recorded through current period earnings, and generally offsetting each other within realized investment gains (losses).

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$(2)	$1	$8	$0	$1	$1	$11
Total cash flow hedges	0	(2)	1	8	0	1	1	11
Fair value hedges:
Foreign currency forwards(2)	(49)	0	(80)	0	(80)	0	(105)	0
Foreign currency options(2)	(7)	0	7	0	7	0	6	0
Total fair value hedges	(56)	0	(73)	0	(73)	0	(99)	0
Net investment hedge:
Non- derivative hedging instruments	0	(1)	0	(22)	0	(18)	0	(37)
Foreign currency forwards	0	(19)	0	(83)	0	(28)	0	(133)
Foreign currency options	0	31	0	(15)	0	8	0	(31)
Total net investment hedge	0	11	0	(120)	0	(38)	0	(201)
Non-qualifying strategies:
Foreign currency swaps	34	0	(104)	0	26	0	(94)	0
Foreign currency forwards	(29)	0	10	0	(56)	0	21	0
Credit default swaps	0	0	(1)	0	0	0	0	0
Total non- qualifying strategies	5	0	(95)	0	(30)	0	(73)	0
Total	$(51)	$9	$(167)	$(112)	$(103)	$(37)	$(171)	$(190)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

We reclassified an immaterial amount related to our cash flow hedges from accumulated other comprehensive income (loss) into earnings for the three- and six-month periods ended June 30, 2017, and reclassified a $1 million gain for the three- and six-month periods ended June 30, 2016, respectively. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three- and six-month periods ended June 30, 2017 and 2016, respectively. As of June 30, 2017, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with our VIE investments for which we are the primary beneficiary, we bear the risk of loss due to counterparty default even though we are not a direct counterparty to those contracts.

We are a direct counterparty to the foreign currency swaps that we have entered into in connection with certain of our senior notes and subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore we are exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for our foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet.

As of June 30, 2017, there were 16 counterparties to our derivative agreements, with five comprising 68% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	June 30, 2017			December 31, 2016
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$24,508	$385	$(977)	$6,844	$247	$(308)
A	7,839	149	(76)	36,019	900	(1,621)
BBB	441	9	(68)	1,064	60	(69)
Total	$32,788	$543	$(1,121)	$43,927	$1,207	$(1,998)

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

Collateral posted by us to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $703 million and $1.2 billion as of June 30, 2017 and December 31, 2016, respectively. We are generally allowed to sell or repledge collateral obtained from our derivative counterparties, although we do not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

Offsetting of Financial Instruments and Derivatives

Most of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Parent Company or Aflac and its respective counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements with the master netting arrangements generally provide that the Company will receive or pledge financial collateral at the first dollar of exposure.

We have securities lending agreements with unaffiliated financial institutions that post collateral to us in return for the use of our fixed maturity and public equity securities (see Note 3). When we have entered into securities lending agreements with the same counterparty, the agreements generally provide for net settlement in the event of default by the counterparty. This right of set-off allows us to keep and apply collateral received if the counterparty failed to return the securities borrowed from us as contractually agreed.

The tables below summarize our derivatives and securities lending transactions, and as reflected in the tables, in accordance with U.S. GAAP, our policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Asset

June 30, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$401	$0	$401	$(285)	$0	$(114)	$2
Derivative assets not subject to a master netting agreement or offsetting arrangement	142		142				142
Total derivative assets	543	0	543	(285)	0	(114)	144
Securities lending and similar arrangements	647	0	647	0	0	(647)	0
Total	$1,190	$0	$1,190	$(285)	$0	$(761)	$144

December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$1,080	$0	$1,080	$(698)	$0	$(382)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	127		127				127
Total derivative assets	1,207	0	1,207	(698)	0	(382)	127
Securities lending and similar arrangements	513	0	513	0	0	(513)	0
Total	$1,720	$0	$1,720	$(698)	$0	$(895)	$127

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(988)	$0	$(988)	$285	$697	$7	$1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(133)		(133)				(133)
Total derivative liabilities	(1,121)	0	(1,121)	285	697	7	(132)
Securities lending and similar arrangements	(663)	0	(663)	647	0	0	(16)
Total	$(1,784)	$0	$(1,784)	$932	$697	$7	$(148)

December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(1,852)	$0	$(1,852)	$698	$1,130	$21	$(3)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(146)		(146)				(146)
Total derivative liabilities	(1,998)	0	(1,998)	698	1,130	21	(149)
Securities lending and similar arrangements	(526)	0	(526)	513	0	0	(13)
Total	$(2,524)	$0	$(2,524)	$1,211	$1,130	$21	$(162)

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

	June 30, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$29,129	$900	$0	$30,029
Municipalities	0	1,344	0	1,344
Mortgage- and asset-backed securities	0	292	188	480
Public utilities	0	7,951	53	8,004
Sovereign and supranational	0	2,074	0	2,074
Banks/financial institutions	0	6,771	25	6,796
Other corporate	0	30,953	77	31,030
Total fixed maturities	29,129	50,285	343	79,757
Perpetual securities:
Banks/financial institutions	0	1,615	0	1,615
Other corporate	0	228	0	228
Total perpetual securities	0	1,843	0	1,843
Equity securities	1,383	6	14	1,403
Other assets:
Foreign currency swaps	0	167	140	307
Foreign currency forwards	0	214	0	214
Foreign currency options	0	20	0	20
Credit default swaps	0	0	2	2
Total other assets	0	401	142	543
Other investments	138	0	0	138
Cash and cash equivalents	4,264	0	0	4,264
Total assets	$34,914	$52,535	$499	$87,948
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$66	$133	$199
Foreign currency forwards	0	906	0	906
Foreign currency options	0	16	0	16
Total liabilities	$0	$988	$133	$1,121

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$25,387	$827	$0	$26,214
Municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities	0	7,667	16	7,683
Sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions	0	6,038	25	6,063
Other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions	0	1,420	0	1,420
Other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities	1,300	6	3	1,309
Other assets:
Foreign currency swaps	0	365	125	490
Foreign currency forwards	0	672	0	672
Foreign currency options	0	43	0	43
Credit default swaps	0	0	2	2
Total other assets	0	1,080	127	1,207
Other investments	276	0	0	276
Cash and cash equivalents	4,859	0	0	4,859
Total assets	$31,822	$50,853	$369	$83,044
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$84	$146	$230
Foreign currency forwards	0	1,717	0	1,717
Foreign currency options	0	51	0	51
Total liabilities	$0	$1,852	$146	$1,998

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

	June 30, 2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$21,527	$26,653	$0	$0	$26,653
Municipalities	362	0	467	0	467
Mortgage and asset-backed securities	29	0	9	21	30
Public utilities	3,329	0	3,779	0	3,779
Sovereign and supranational	1,537	0	1,841	0	1,841
Banks/financial institutions	3,119	0	3,322	0	3,322
Other corporate	2,710	0	3,215	0	3,215
Other investments (1)	1,630	0	0	1,616	1,616
Total assets	$34,243	$26,653	$12,633	$1,637	$40,923
Liabilities:
Other policyholders’ funds	$6,978	$0	$0	$6,859	$6,859
Notes payable (excluding capital leases)	5,234	507	4,783	267	5,557
Total liabilities	$12,212	$507	$4,783	$7,126	$12,416
(1) Excludes policy loans of $201 and equity method investments of $47, at carrying value

	December 31, 2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,702	$26,040	$0	$0	$26,040
Municipalities	350	0	457	0	457
Mortgage and asset-backed securities	30	0	10	22	32
Public utilities	3,201	0	3,536	0	3,536
Sovereign and supranational	2,602	0	2,877	0	2,877
Banks/financial institutions	3,731	0	3,900	0	3,900
Other corporate	2,734	0	3,179	0	3,179
Other investments	1,174	0	0	1,142	1,142
Total assets	$34,524	$26,040	$13,959	$1,164	$41,163
Liabilities:
Other policyholders’ funds	$6,659	$0	$0	$6,540	$6,540
Notes payable (excluding capital leases)	5,339	0	0	5,530	5,530
Total liabilities	$11,998	$0	$0	$12,070	$12,070

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

The fixed maturities classified as Level 3 consist of securities with limited or no observable valuation inputs. For Level 3 securities, we estimate the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. We consider these inputs to be unobservable. We also consider a variety of significant valuation inputs in the valuation process, including forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, we have determined that certain pricing assumptions and data used by our pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

For the periods presented, we have not adjusted the quotes or prices we obtain from the pricing services and brokers we use.

The following tables present the pricing sources for the fair values of our fixed maturities, perpetual securities, and equity securities.

	June 30, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$29,129	$900	$0	$30,029
Total government and agencies	29,129	900	0	30,029
Municipalities:
Third party pricing vendor	0	1,344	0	1,344
Total municipalities	0	1,344	0	1,344
Mortgage- and asset-backed securities:
Third party pricing vendor	0	292	0	292
Broker/other	0	0	188	188
Total mortgage- and asset-backed securities	0	292	188	480
Public utilities:
Third party pricing vendor	0	7,951	0	7,951
Broker/other	0	0	53	53
Total public utilities	0	7,951	53	8,004
Sovereign and supranational:
Third party pricing vendor	0	2,074	0	2,074
Total sovereign and supranational	0	2,074	0	2,074
Banks/financial institutions:
Third party pricing vendor	0	6,771	0	6,771
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,771	25	6,796
Other corporate:
Third party pricing vendor	0	30,953	0	30,953
Broker/other	0	0	77	77
Total other corporate	0	30,953	77	31,030
Total fixed maturities	29,129	50,285	343	79,757
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,615	0	1,615
Total banks/financial institutions	0	1,615	0	1,615
Other corporate:
Third party pricing vendor	0	228	0	228
Total other corporate	0	228	0	228
Total perpetual securities	0	1,843	0	1,843
Equity securities:
Third party pricing vendor	1,383	6	0	1,389
Broker/other	0	0	14	14
Total equity securities	1,383	6	14	1,403
Total securities available for sale	$30,512	$52,134	$357	$83,003

	June 30, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,653	$0	$0	$26,653
Total government and agencies	26,653	0	0	26,653
Municipalities:
Third party pricing vendor	0	467	0	467
Total municipalities	0	467	0	467
Mortgage- and asset-backed securities:
Third party pricing vendor	0	9	0	9
Broker/other	0	0	21	21
Total mortgage- and asset-backed securities	0	9	21	30
Public utilities:
Third party pricing vendor	0	3,779	0	3,779
Total public utilities	0	3,779	0	3,779
Sovereign and supranational:
Third party pricing vendor	0	1,841	0	1,841
Total sovereign and supranational	0	1,841	0	1,841
Banks/financial institutions:
Third party pricing vendor	0	3,322	0	3,322
Total banks/financial institutions	0	3,322	0	3,322
Other corporate:
Third party pricing vendor	0	3,215	0	3,215
Total other corporate	0	3,215	0	3,215
Total securities held to maturity	$26,653	$12,633	$21	$39,307

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$25,387	$827	$0	$26,214
Total government and agencies	25,387	827	0	26,214
Municipalities:
Third party pricing vendor	0	1,295	0	1,295
Total municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,139	0	1,139
Broker/other	0	0	198	198
Total mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities:
Third party pricing vendor	0	7,667	0	7,667
Broker/other	0	0	16	16
Total public utilities	0	7,667	16	7,683
Sovereign and supranational:
Third party pricing vendor	0	1,469	0	1,469
Total sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions:
Third party pricing vendor	0	6,038	0	6,038
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,038	25	6,063
Other corporate:
Third party pricing vendor	0	29,699	0	29,699
Total other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,420	0	1,420
Total banks/financial institutions	0	1,420	0	1,420
Other corporate:
Third party pricing vendor	0	213	0	213
Total other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities:
Third party pricing vendor	1,300	6	0	1,306
Broker/other	0	0	3	3
Total equity securities	1,300	6	3	1,309
Total securities available for sale	$26,687	$49,773	$242	$76,702

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,040	$0	$0	$26,040
Total government and agencies	26,040	0	0	26,040
Municipalities:
Third party pricing vendor	0	457	0	457
Total municipalities	0	457	0	457
Mortgage- and asset-backed securities:
Third party pricing vendor	0	10	0	10
Broker/other	0	0	22	22
Total mortgage- and asset-backed securities	0	10	22	32
Public utilities:
Third party pricing vendor	0	3,536	0	3,536
Total public utilities	0	3,536	0	3,536
Sovereign and supranational:
Third party pricing vendor	0	2,877	0	2,877
Total sovereign and supranational	0	2,877	0	2,877
Banks/financial institutions:
Third party pricing vendor	0	3,900	0	3,900
Total banks/financial institutions	0	3,900	0	3,900
Other corporate:
Third party pricing vendor	0	3,179	0	3,179
Total other corporate	0	3,179	0	3,179
Total securities held to maturity	$26,040	$13,959	$22	$40,021

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

Other investments

Other investments where fair value is disclosed above include short-term investments and loan receivables. Loan receivables include commercial mortgage loans and middle market loans. Our loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or London Interbank Offered Rate (LIBOR) yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. These spreads are provided by the applicable asset managers based on their knowledge of the current loan pricing environment and market conditions. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy.

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

Notes payable

As of December 31, 2016, the fair values of our publicly issued notes payable were obtained from a limited number of independent brokers and classified as Level 3 within the fair value hierarchy. However, in 2017 recognizing the similarities of our publicly issued notes payable to fixed income securities in our investment portfolios, we aligned the determination of the fair values of these liabilities with our practices of determining asset fair values whereby we utilize available sources of observable inputs from third party pricing vendors; therefore, the fair values of our publicly issued notes payable were reclassified into Level 2 from Level 3 in the first quarter of 2017. Further review of available sources for these liabilities has led to reclassifying the Parent Company’s subordinated debentures into Level 1 from Level 2 in the second quarter of 2017 given these securities are listed and traded on an exchange where their valuations reflect quoted market prices for identical assets or liabilities in an active market. The fair values of our yen-denominated loans approximate their carrying values.

Transfers between Hierarchy Levels and Level 3 Rollforward

During the three- and six-month periods ended June 30, 2017 and 2016, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of our available-for-sale investments and derivatives classified as Level 3.

Three Months Ended June 30, 2017
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$195	$16	$24	$35	$4	$19	$2	$295
Realized investment gains (losses) included in earnings	0	0	0	0	0	(10)	0	(10)
Unrealized gains (losses) included in other comprehensive income (loss)	0	0	1	2	0	(2)	0	1
Purchases, issuances, sales and settlements:
Purchases	0	37	0	40	10	0	0	87
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(7)	0	0	0	0	0	0	(7)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$188	$53	$25	$77	$14	$7	$2	$366
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$(10)	$0	$(10)
(1) Derivative assets and liabilities are presented net

Three Months Ended June 30, 2016
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$237	$0	$26	$0	$3	$(63)	$2	$205
Realized investment gains (losses) included in earnings	0	0	0	0	0	123	(1)	122
Unrealized gains (losses) included in other comprehensive income (loss)	26	0	0	0	0	(1)	0	25
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(11)	0	0	0	0	0	0	(11)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$252	$0	$26	$0	$3	$59	$1	$341
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$123	$(1)	$122
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2017
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16	$25	$0	$3	$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0	0	0	0	28	0	28
Unrealized gains (losses) included in other comprehensive income (loss)	6	0	0	2	0	0	0	8
Purchases, issuances, sales and settlements:
Purchases	0	37	0	75	12	0	0	124
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(1)	0	0	(1)
Settlements	(16)	0	0	0	0	0	0	(16)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$188	$53	$25	$77	$14	$7	$2	$366
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$28	$0	$28
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2016
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$0	$26	$0	$3	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	0	268	0	268
Unrealized gains (losses) included in other comprehensive income (loss)	47	0	0	0	0	(16)	0	31
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(15)	0	0	0	0	(1)	0	(16)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$252	$0	$26	$0	$3	$59	$1	$341
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$268	$0	$268
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

June 30, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$188	Consensus pricing	Offered quotes	N/A	(d)
Public utilities	53	Discounted cash flow	Historical volatility	N/A	(d)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(d)
Other corporate	77	Discounted cash flow	Historical volatility	N/A	(e)
Equity securities	14	Net asset value	Offered quotes	$1 - $729 ($6)
Other assets:
Foreign currency swaps	25	Discounted cash flow	Interest rates (USD)	2.30% - 2.58%	(a)
			Interest rates (JPY)	.28% - .85%	(b)
			CDS spreads	7 - 128 bps
			Foreign exchange rates	21.15%	(c)
	42	Discounted cash flow	Interest rates (USD)	2.30% - 2.58%	(a)
			Interest rates (JPY)	.28% - .85%	(b)
			CDS spreads	11 - 73 bps
	73	Discounted cash flow	Interest rates (USD)	2.30% - 2.58%	(a)
			Interest rates (JPY)	.28% - .85%	(b)
			Foreign exchange rates	21.15%	(c)
Credit default swaps	2	Discounted cash flow	Base correlation	54.48% - 59.52%	(e)
			CDS spreads	19 bps
			Recovery rate	36.58%
Total assets	$499
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
(e) Range of base correlation for our bespoke tranche for attachment and detachment points corresponding to market indices.

June 30, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Other liabilities:
Foreign currency swaps	$111	Discounted cash flow	Interest rates (USD)	2.30% - 2.58%	(a)
			Interest rates (JPY)	.28% - .85%	(b)
			CDS spreads	7 - 128 bps
			Foreign exchange rates	21.15%	(c)
	14	Discounted cash flow	Interest rates (USD)	2.30% - 2.58%	(a)
			Interest rates (JPY)	.28% - .85%	(b)
			CDS spreads	14 - 162 bps
	8	Discounted cash flow	Interest rates (USD)	2.30% - 2.58%	(a)
			Interest rates (JPY)	.28% - .85%	(b)
			Foreign exchange rates	21.15%	(c)
Total liabilities	$133
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
Other liabilities:
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

The extinguisher feature in most of our VIE swaps results in a cessation of cash flows and no further payments between the parties to the swap in the event of a default on the referenced or underlying collateral. To price this feature, we apply the survival probability of the referenced entity to the projected cash flows. The survival probability uses the CDS spreads and recovery rates to adjust the present value of the cash flows. For extinguisher swaps with positive values, an increase in CDS spreads decreases the likelihood of receiving the final exchange payments and reduces the value of the swap.

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

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Unpaid supplemental health claims, beginning of period	$3,854	$3,710	$3,707	$3,548
Less reinsurance recoverables	30	28	27	26
Net balance, beginning of period	3,824	3,682	3,680	3,522
Add claims incurred during the period related to:
Current year	1,772	1,790	3,520	3,498
Prior years	(138)	(81)	(260)	(229)
Total incurred	1,634	1,709	3,260	3,269
Less claims paid during the period on claims incurred during:
Current year	1,220	1,266	1,721	1,748
Prior years	400	412	1,461	1,469
Total paid	1,620	1,678	3,182	3,217
Effect of foreign exchange rate changes on unpaid claims	4	198	84	337
Net balance, end of period	3,842	3,911	3,842	3,911
Add reinsurance recoverables	30	30	30	30
Unpaid supplemental health claims, end of period	3,872	3,941	3,872	3,941
Unpaid life claims, end of period	409	318	409	318
Total liability for unpaid policy claims	$4,281	$4,259	$4,281	$4,259

The incurred claims development related to prior years reflects favorable claims experience, compared with previous estimates, primarily in our lines of business in Japan. The favorable claims development of $260 million for the six-month period ended June 30, 2017 comprises approximately $166 million from Japan, which represents approximately 64% of the total. Excluding the impact of foreign exchange of a loss of approximately $8 million from December 31, 2016 to June 30, 2017, the favorable claims development in Japan would have been approximately $174 million, representing approximately 67% of the total.

We have experienced continued favorable claim trends in 2017 for our core health products in Japan. Our experience in Japan related to the average length of stay in the hospital for cancer treatment has shown continued decline in the current period. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

7.	REINSURANCE

We periodically enter into fixed quota-share coinsurance agreements with other companies in the normal course of business. For each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits are reported net of insurance ceded.

We have recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $934 million, as of June 30, 2017, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. We also have recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $906 million and $860 million as of June 30, 2017 and December 31, 2016, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 4% and ceded reserves increased approximately 1% from December 31, 2016 to June 30, 2017.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Direct premium income	$4,752	$4,915	$9,476	$9,605
Ceded to other companies:
Ceded Aflac Japan closed blocks	(130)	(141)	(260)	(275)
Other	(13)	(12)	(25)	(24)
Assumed from other companies:
Retrocession activities	55	59	109	115
Other	1	2	3	4
Net premium income	$4,665	$4,823	$9,303	$9,425

Direct benefits and claims	$3,117	$3,332	$6,246	$6,435
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(119)	(129)	(241)	(250)
Eliminations	13	15	26	29
Other	(11)	(7)	(22)	(17)
Assumed from other companies:
Retrocession activities	52	56	106	109
Eliminations	(13)	(15)	(26)	(29)
Other	0	2	2	2
Benefits and claims, net	$3,039	$3,254	$6,091	$6,279

These reinsurance transactions are indemnity reinsurance that do not relieve us from our obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, we remain liable for the reinsured claims.

As a part of our capital contingency plan, we entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement was renewed in 2016 and is effective until December 31, 2017. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2017, we have not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	June 30, 2017	December 31, 2016
2.65% senior notes paid February 2017	$0	$649
2.40% senior notes due March 2020	545	547
4.00% senior notes due February 2022	346	348
3.625% senior notes due June 2023	694	696
3.625% senior notes due November 2024	743	745
3.25% senior notes due March 2025	445	445
2.875% senior notes due October 2026	298	298
6.90% senior notes due December 2039	221	220
6.45% senior notes due August 2040	256	254
4.00% senior notes due October 2046	394	394
5.50% subordinated debentures due September 2052	494	486
Yen-denominated senior notes:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	532	0
Yen-denominated loans:
Variable interest rate loan due September 2021 (.31% in 2017 and 2016, principal amount 5.0 billion yen)	44	43
Variable interest rate loan due September 2023 (.46% in 2017 and 2016, principal amount 25.0 billion yen)	222	214
Capitalized lease obligations payable through 2024	18	21
Total notes payable	$5,252	$5,360
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

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of June 30, 2017, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company has a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of June 30, 2017, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the LIBOR for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of June 30, 2017, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2017, we did not have any borrowings outstanding under our $50 million credit agreement.

We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2017. No events of default or defaults occurred during the six-month period ended June 30, 2017.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

9.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2017	2016
Common stock - issued:
Balance, beginning of period	671,249	669,723
Exercise of stock options and issuance of restricted shares	788	1,041
Balance, end of period	672,037	670,764
Treasury stock:
Balance, beginning of period	265,439	245,343
Purchases of treasury stock:
Open market	11,155	16,026
Other	170	224
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(498)	(594)
Exercise of stock options	(206)	(238)
Other	(22)	(112)
Balance, end of period	276,038	260,649
Shares outstanding, end of period	395,999	410,115

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Anti-dilutive share-based awards	419	696	370	1,689

Share Repurchase Program

During the first six months of 2017, we repurchased 11.2 million shares of our common stock in the open market for $800 million as part of our share repurchase program. During the first six months of 2016, we repurchased 16.0 million shares of our common stock in the open market for $1.0 billion as part of our share repurchase program. As of June 30, 2017, a remaining balance of 15.6 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,650)	$4,474	$(22)	$(170)	$2,632
Other comprehensive income (loss) before reclassification	70	698	(1)	(2)	765
Amounts reclassified from accumulated other comprehensive income (loss)	0	1	0	3	4
Net current-period other comprehensive income (loss)	70	699	(1)	1	769
Balance, end of period	$(1,580)	$5,173	$(23)	$(169)	$3,401
All amounts in the table above are net of tax.

Three Months Ended June 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,584)	$4,684	$(24)	$(140)	$2,936
Other comprehensive income (loss) before reclassification	737	1,750	5	(4)	2,488
Amounts reclassified from accumulated other comprehensive income (loss)	0	7	0	1	8
Net current-period other comprehensive income (loss)	737	1,757	5	(3)	2,496
Balance, end of period	$(847)	$6,441	$(19)	$(143)	$5,432
All amounts in the table above are net of tax.

Six Months Ended June 30, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
Other comprehensive income (loss) before reclassification	403	357	1	(6)	755
Amounts reclassified from accumulated other comprehensive income (loss)	0	11	0	5	16
Net current-period other comprehensive income (loss)	403	368	1	(1)	771
Balance, end of period	$(1,580)	$5,173	$(23)	$(169)	$3,401
All amounts in the table above are net of tax.

Six Months Ended June 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	1,349	3,498	7	(5)	4,849
Amounts reclassified from accumulated other comprehensive income (loss)	0	(43)	0	1	(42)
Net current-period other comprehensive income (loss)	1,349	3,455	7	(4)	4,807
Balance, end of period	$(847)	$6,441	$(19)	$(143)	$5,432
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$5	Sales and redemptions
	(6)	Other-than-temporary impairment losses realized
	(1)	Total before tax
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$(4)	Net of tax
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
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details)

(In millions)	Six Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(1)	Sales and redemptions
	(16)	Other-than-temporary impairment losses realized
	(17)	Total before tax
	6	Tax (expense) or benefit(1)
	$(11)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(8)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	3	Tax (expense) or benefit(1)
	$(5)	Net of tax
Total reclassifications for the period	$(16)	Net of tax
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

10.    SHARE-BASED COMPENSATION

As of June 30, 2017, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the “Plan”). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

The Plan, as amended on February 14, 2017, allows for a maximum number of shares issuable over its term of 37.5 million shares including 19 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan.

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2017, approximately 20.6 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2017, the only performance-based awards issued and outstanding were restricted stock awards.

Stock options and stock appreciation rights granted under the amended Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. Time-based restricted stock awards, restricted stock units and stock options granted after January 1, 2017 generally vest on a ratable basis over three years, and awards granted prior to the amendment vest on a three-year cliff basis. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at June 30, 2017.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	5,572	4.8	$136	$53.32
Exercisable	3,888	3.3	111	49.05

We received cash from the exercise of stock options in the amount of $39 million during the first six months of 2017, compared with $33 million in the first six months of 2016. The tax benefit realized as a result of stock option exercises and restricted stock releases was $20 million in the first six months of 2017, compared with $18 million in the first six months of 2016.

As of June 30, 2017, total compensation cost not yet recognized in our financial statements related to restricted stock awards was $50 million, of which $21 million (890 thousand shares) was related to restricted stock awards with a performance-based vesting condition. We expect to recognize these amounts over a weighted-average period of approximately 1.4 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2016	1,868	$61.76
Granted in 2017	512	72.12
Canceled in 2017	(66)	64.86
Vested in 2017	(467)	62.34
Restricted stock at June 30, 2017	1,847	$64.24

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

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$4	$4	$6	$6	$0	$0
Interest cost	2	1	8	8	1	1
Expected return on plan assets	(1)	(1)	(5)	(5)	0	0
Amortization of net actuarial loss	1	1	4	3	0	1
Amortization of prior service cost (credit)	0	0	0	0	0	(3)
Net periodic (benefit) cost	$6	$5	$13	$12	$1	$(1)

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$9	$8	$12	$12	$0	$0
Interest cost	3	3	16	16	1	1
Expected return on plan assets	(2)	(2)	(11)	(11)	0	0
Amortization of net actuarial loss	1	1	7	6	0	1
Amortization of prior service cost (credit)	0	0	0	0	0	(6)
Net periodic (benefit) cost	$11	$10	$24	$23	$1	$(4)

During the six months ended June 30, 2017, Aflac Japan contributed approximately $12 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2017) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding our Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2017, we entered into an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for our Japanese operation. As of June 30, 2017, the agreement has a remaining term of five years and an aggregate remaining cost of 8.2 billion yen ($73 million using the June 30, 2017, exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. We estimated and recognized the impact of our share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. We recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. We expect a majority of these assessments to be paid over the next year and a majority of the tax credits to be realized over the next five years. We use the most current cost estimate provided by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate our estimated assessments and tax credits. To the extent Medicare part D related premiums are included in the industry premiums within the latest NOLHGA annual report, our assessments estimate will increase. Since this information is not available at this time, we cannot at this time estimate the extent of the increase, if any. Guaranty fund assessments were immaterial in the three-month period ended June 30, 2017.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and six-month periods ended June 30, 2017 and 2016, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in our annual report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report). This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at June 30, 2017 was 112.00, or 4.0% stronger than the spot yen/dollar exchange rate of 116.49 at December 31, 2016. The weighted-average yen/dollar exchange rate for the three-month period ended June 30, 2017 was 111.10, or 2.5% weaker than the weighted-average yen/dollar exchange rate of 108.28 for the same period in 2016. The weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2017 was 112.31, or .4% weaker than the weighted-average yen/dollar exchange rate of 111.82 for the same period in 2016.
Revenues were $5.4 billion in both the second quarter of 2017 and 2016. Net earnings were $713 million, or $1.79 per diluted share in the second quarter of 2017, compared with $548 million, or $1.32 per diluted share, in the second quarter of 2016. Net earnings in the second quarter of 2017 primarily reflect lower losses related to certain derivatives and foreign currency activities, compared with the second quarter of 2016.

Revenues were $10.7 billion in the first six months of 2017, compared with $10.9 billion in the first six months of 2016. Net earnings were $1.3 billion, or $3.25 per diluted share, in the first six months of 2017, compared with $1.3 billion, or $3.06 per diluted share, for the first six months of 2016.

Results in the second quarter of 2017 included pretax net realized investment losses of $56 million, compared with net realized investment losses of $223 million in the second quarter of 2016. Net investment losses in the second quarter of 2017 included $9 million of other-than-temporary impairment losses; $5 million of net gains from the sale or redemption of securities; and $52 million of net losses from derivatives and foreign currency gains (losses).

Results in the first six months of 2017 included pretax net realized investment losses of $196 million, compared with net realized investment losses of $194 million in the first six months of 2016. Net investment losses in the first six months of 2017 included $19 million of other-than-temporary impairment losses; $1 million of net losses from the sale or redemption of securities; and $176 million of net losses from derivatives and foreign currency gains (losses).

Shareholders’ equity included a net unrealized gain on investment securities and derivatives of $5.2 billion at June 30, 2017, compared with a net unrealized gain of $4.8 billion at December 31, 2016.

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

In the first six months of 2017, we repurchased 11.2 million shares of our common stock in the open market for $800 million under our share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that we deem to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of our assets and 80% of our liabilities are reported as of June 30, 2017, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that we have identified as critical accounting estimates during the six months ended June 30, 2017. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2016 Annual Report.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on our financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following discussion includes references to our performance measures, operating earnings, operating earnings per diluted share, and amortized hedge costs, which are not calculated in accordance with U.S. GAAP. These measures exclude items that we believe may obscure the underlying fundamentals and trends in our insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with our insurance operations. Our management uses operating earnings and operating earnings per diluted share to evaluate the financial performance of our insurance operations on a consolidated basis, and we believe that a presentation of these measures is vitally important to an understanding of our underlying profitability drivers and trends of our insurance business. The Company believes that amortized hedge costs, which are a component of operating earnings, measure the periodic currency risk management costs associated with hedging a portion of Aflac Japan’s U.S. dollar-denominated investments and are an important component of net investment income.

Aflac defines operating earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable and amortized hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, change in loan loss reserves and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. We define operating earnings per share (basic or dilutive) to be operating earnings for the period divided by the weighted average outstanding shares (basic or dilutive) for the period presented.

Because a significant portion of our business is conducted in Japan and foreign exchange rates are outside of management’s control, we believe it is important to understand the impact of translating Japanese yen into U.S. dollars. Operating earnings and operating earnings per diluted share excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior year period, which eliminates dollar based fluctuations driven solely from currency rate changes.

The following table is a reconciliation of items impacting operating earnings and operating earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively.
Reconciliation of Net Earnings to Operating Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net earnings	$713	$548	$1.79	$1.32	$1,305	$1,279	$3.25	$3.06
Items impacting net earnings:
Realized investment (gains) losses:
Securities transactions and impairments	3	11.01		.03	20	(66)	.05	(.16)
Certain derivative and foreign currency (gains) losses (2),(3),(4)	16	197.04		.48	108	234.27		.56
Other and non-recurring (income) loss (4)	8	0.02		.00	28	0.07		.00
Income tax (benefit) expense on items excluded from operating earnings(2),(5)	(10)	(73)	(.02)	(.18)	(55)	(59)	(.14)	(.14)
Operating earnings	731	683	1.83	1.65	1,406	1,388	3.50	3.32
Current period foreign currency impact (6)	9	N/A	.02	N/A	3	N/A	.01	N/A
Operating earnings excluding current period foreign currency impact (7)	$739	$683	$1.85	$1.65	$1,409	$1,388	$3.51	$3.32
(1) Amounts may not foot due to rounding.
(2) Excludes amortized hedge costs of $56 and $37 for the three-month periods and $108 and $69 for the six-month periods ended June 30, 2017, and 2016, respectively, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of operating earnings to conform to current year reporting. See "Hedge Costs" discussion below for further information.
(3) Excludes a gain of $20 and $21 for the three-month periods and $41 and $43 for the six-month periods ended June 30, 2017 and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(4) Foreign currency gains (losses) for all periods have been reclassified from other income (loss) to realized investment gains (losses) - certain derivative and foreign currency gains (losses) for consistency with current period presentation.
(5) Calculated using a 35% tax rate
(6) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(7) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates dollar-based fluctuations driven solely from currency rate changes.

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

Certain Derivative and Foreign Currency Gains (Losses)

Our derivative activities include foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; foreign currency swaps associated with certain senior notes and our subordinated debentures; and foreign currency swaps and credit defaults swaps held in consolidated variable interest entities (VIEs). Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also includes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate as a non-operating item. Certain derivative and foreign currency gains (losses) excludes amortized hedge costs (see Hedge Cost section below) and the interest rate component of the change in fair value of foreign currency swaps on notes payable that are both classified as operating items.

Hedge Costs

Effective January 1, 2017, operating earnings includes the impact of amortized hedge costs. Amortized hedge costs represent costs incurred in using foreign currency forward contracts to hedge the foreign exchange risk of a portion of U.S. dollar-denominated assets in the Company's Japan segment investment portfolio. These amortized hedge costs are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate, recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs. Prior year operating earnings have been revised to conform to this change. Beginning in 2016, we changed our non-U.S. GAAP reporting for these hedge costs by amortizing them evenly over the life of the foreign currency forward contracts. In 2016, we began increasing the duration of the foreign currency forward contracts used to hedge our U.S. dollar-denominated assets in Aflac Japan's investment portfolio to cover periods extending beyond one year. Therefore, recognizing these costs over the extended hedging periods provides a better measure of our costs, and better reflects the economics of how hedge costs emerge over the life of the hedge. For additional information regarding the change in methodology for hedge costs, see the Hedge Costs subsection of MD&A in the 2016 Annual Report.

Hedge costs can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, changes in both U.S. and Japan interest rates, and supply and demand for dollar funding. Hedge costs have increased in recent periods due to changes in the previously mentioned factors.

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

For the Penn Treaty liquidation that was recognized by judicial authority in March 2017, we estimated and recognized a discounted liability for assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. Guaranty fund assessments in the quarter ended June 30, 2017 were immaterial. For additional information regarding guaranty fund assessments, see Note 12 of the Notes to the Consolidated Financial Statements.

Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting our Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $8 million in the three-month period and $14 million for the six-month period ended June 30, 2017.

Foreign Currency Translation

Aflac Japan’s premiums and a significant portion of its investment income are received in yen. Claims and most expenses are paid in yen and we purchase yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. We translate Aflac Japan’s yen-denominated income statement into dollars using the average exchange rate for the reporting period, and we translate its yen-denominated balance sheet using the exchange rate at the end of the period.
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

Income Taxes

Our combined U.S. and Japanese effective income tax rate on pretax earnings was 31.8% for the three-month period ended June 30, 2017, compared with 34.3% for the same period in 2016. Our combined U.S. and Japanese effective tax rate on pretax earnings was 32.9% for the six-month period ended June 30, 2017, compared with 34.4% for the same period in 2016. The decline in the tax rate was primarily due to a $22 million favorable resolution of uncertain tax positions related to closed years in the three-month period ended June 30, 2017, in addition to benefits associated with filing amended tax returns and the adoption of new accounting guidance related to stock compensation.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net premium income	$3,222	$3,402	$6,416	$6,581
Net investment income:
Yen-denominated investment income	322	337	646	659
U.S. dollar-denominated investment income	291	305	577	605
Net investment income	613	642	1,223	1,264
Amortized hedge costs related to foreign currency denominated investments	56	37	108	69
Net investment income, less amortized hedge costs	557	605	1,115	1,195
Other income (loss)	10	11	20	19
Total operating revenues	3,789	4,018	7,551	7,795
Benefits and claims, net	2,272	2,455	4,559	4,738
Operating expenses:
Amortization of deferred policy acquisition costs	167	167	322	318
Insurance commissions	189	197	373	384
Insurance and other expenses	370	397	737	747
Total operating expenses	726	761	1,432	1,449
Total benefits and expenses	2,998	3,216	5,991	6,187
Pretax operating earnings(1)	$791	$802	$1,560	$1,608
Weighted-average yen/dollar exchange rate	111.10	108.28	112.31	111.82

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net premium income	(5.3)%	14.3%	(2.5)%	8.7%	(2.7)%	1.8%	(1.9)%	1.0%
Net investment income, less amortized hedge costs	(7.9)	2.8	(6.7)	.5	(4.7)	(8.9)	(5.5)	(7.0)
Total operating revenues	(5.7)	12.4	(3.1)	7.4	(3.0)	.1	(2.4)	(.3)
Pretax operating earnings(1)	(1.4)	8.2	(3.0)	4.0	1.8	(3.7)	(2.0)	(3.5)
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for our definition of operating earnings.

Annualized premiums in force decreased 3.3% to 1.57 trillion yen as of June 30, 2017, compared with 1.62 trillion yen as of June 30, 2016. The decrease in annualized premiums in force in yen reflects the net effect of sales of new policies combined with limited-pay policies becoming paid-up and the persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $14.0 billion at June 30, 2017, compared with $15.8 billion a year ago, reflecting the weaker yen to U.S. dollar exchange rate.
Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). U.S. dollar-denominated investment income from these assets accounted for approximately 47% of Aflac Japan’s investment income in the first six months of 2017, compared with 48% a year ago. In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax operating earnings in yen terms. Excluding foreign currency changes from the prior period (a non-U.S. GAAP measure), U.S. dollar-denominated investment income accounted for approximately 47% of Aflac Japan’s investment income during the first six months of 2017, compared with 50% a year ago.
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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Six Months		Three Months		Six Months
	2017	2016	2017	2016	2017	2016	2017	2016
Net investment income, less amortized hedge costs	(4.7)%	(8.9)%	(5.5)%	(7.0)%	(5.9)%	(3.4)%	(5.7)%	(3.4)%
Total operating revenues	(3.0)	.1	(2.4)	(.3)	(3.2)	1.0	(2.5)	.3
Pretax operating earnings(1)	1.8	(3.7)	(2.0)	(3.5)	1.0	.4	(2.2)	(1.0)
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for our definition of operating earnings.
(2) Amounts excluding foreign currency impact on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2017	2016	2017	2016
Benefits and claims, net	59.9%	61.1%	60.4%	60.8%
Operating expenses:
Amortization of deferred policy acquisition costs	4.4	4.2	4.3	4.1
Insurance commissions	5.0	4.9	4.9	4.9
Insurance and other expenses	9.8	9.9	9.7	9.6
Total operating expenses	19.2	19.0	18.9	18.6
Pretax operating earnings(1)	20.9	19.9	20.7	20.6
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for our definition of operating earnings.

In the three- and six-month periods ended June 30, 2017, the benefit ratio decreased, compared with the same respective periods in the prior year, primarily due to the change in mix of first and third sector business as first sector products become paid-up, as well as continued favorable claims experience. In the three- and six-month periods ended June 30, 2017, the operating expense ratio increased primarily due to lower premium income impacted by first sector products becoming paid-up. In total, the pretax operating profit margin increased in the three- and six-month periods ended June 30, 2017, reflecting the decrease in the benefit ratio and the increase in the expense ratio. For the full year of 2017, we anticipate the pretax operating profit margin (calculated by dividing operating earnings by operating revenues) to be comparable to 2016 levels.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2017	2016	2017	2016	2017	2016	2017	2016
New annualized premium sales	$229	$280	$423	$551	25.4	30.3	47.5	61.4
Increase (decrease) over prior period	(18.3)%	11.2%	(23.2)%	15.2%	(16.0)%	(1.1)%	(22.7)%	6.7%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2017	2016	2017	2016
Cancer	56.0%	46.0%	53.3%	40.7%
Medical	35.3	27.9	36.0	25.5
Ordinary life:
WAYS	.6	13.5	.6	19.4
Other ordinary life	5.3	6.0	6.7	5.8
Child endowment	.4	5.1	.6	7.1
Income support	1.9	.0	1.9	.0
Other	.5	1.5	.9	1.5
Total	100.0%	100.0%	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, our third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis increased 5.8% during the second quarter and increased 6.6% in the first six months of 2017, compared with the same respective periods in 2016. We have been focusing more on promotion of our cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products.
Aflac Japan's second quarter 2017 sales results continued to benefit from sales of our cancer insurance and the launch of a revised EVER standard medical insurance product in February 2017. Our Income Support Insurance product introduced in July 2016 also contributed to second quarter sales results. With continued cost pressure on Japan’s health care system, we expect the need for third sector products will continue to rise in the future, and we remain convinced that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of our product portfolio.
As a result of the interest rate policy in Japan, we have taken significant actions to limit Aflac Japan's sales of certain first sector products, including WAYS and child endowment. Those actions gained traction in mid-2016, and as a result first sector product sales were down 77.9% in the second quarter of 2017, compared with the same period in the prior year. We expect that for the remainder of 2017, this deliberate trend will continue, and our focus will remain on less interest-sensitive third sector products.
Independent corporate agencies and individual agencies contributed 41.7% of total new annualized premium sales for Aflac Japan in the second quarter of 2017, compared with 48.4% for the same period in 2016. Affiliated corporate agencies, which include Japan Post, contributed 53.9% of total new annualized premium sales in the second quarter of 2017, compared with 44.6% in the second quarter of 2016. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. We believe this alliance with Japan Post has and will further benefit our cancer insurance sales. During the three-month period ended June 30, 2017, we recruited 55 new sales agencies. At June 30, 2017, Aflac Japan was represented by approximately 11,500 sales agencies and more than 107,000 licensed sales associates employed by those agencies.

At June 30, 2017, we had agreements to sell our products at 374 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 4.4% of new annualized premium sales in the second quarter of 2017 for Aflac Japan, compared with 7.0% during the second quarter of 2016.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in U.S. dollar-denominated investments, fixed-maturity investments and growth assets, including public equities and alternative investments. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed-maturity securities and loans, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017		2016	2017		2016
Yen-denominated:
Fixed maturities:
Japan government and agencies	$687		$595	$3,228		$1,762
Other fixed maturities	371		599	909		659
Equities (1)	3		127	152		270
Total yen-denominated	$1,061		$1,321	$4,289		$2,691

U.S. dollar-denominated:
Fixed maturities:
Other fixed maturities	$23		$156	$81		$593
Infrastructure debt	64		0	94		0
Bank loans (2)	0		305	0		535
Equities (1)	144		226	151		426
Other investments:
Middle market loans	154		0	251		0
Commercial mortgage loans	145	(3)	163	193	(3)	183
Total dollar-denominated	$530		$850	$770		$1,737
Total Aflac Japan purchases	$1,591		$2,171	$5,059		$4,428
(1) Primarily rebalancing activity in 2017 and includes rebalancing activity in 2016
(2) Represents funding made to unit trust structures
(3) Includes $145 of transitional real estate (TRE) loans for the three- and six-month periods ended June 30, 2017, respectively.

Our yen-denominated private placement portfolio had declined over the last several years as a result of call and maturity activity and no reinvestment activity. However, beginning in 2016 and continuing into 2017, we began to selectively purchase yen-denominated private placements. In the first six months of 2017, Aflac Japan purchased $619 million of yen-denominated private placements, after purchasing $268 million for the full year of 2016.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2017 (1)	2016 (1)	2017 (1)	2016 (1)
Total purchases for the period (in millions) (1)	$1,591	$2,171	$5,059	$4,428
New money yield (1), (2)	2.25%	1.67%	1.54%	1.92%
Return on average invested assets (3)	2.28	2.52	2.31	2.62
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.55%	2.71%	2.55%	2.71%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

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

The increase in the Aflac Japan new money yield in the three-month period ended June 30, 2017 was primarily due to increases in U.S. and Japan interest rates, compared with the same period in 2016, and increased allocations to higher-yielding U.S. dollar-denominated asset classes . The decrease in the Aflac Japan new money yield in the six-month period ended June 30, 2017 was primarily due to the increased allocation to Japan Government Bonds (JGBs) and other high quality yen-denominated investments.

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

Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net premium income	$1,388	$1,362	$2,778	$2,729
Net investment income	180	176	358	350
Other income	2	0	3	3
Total operating revenues	1,570	1,538	3,139	3,082
Benefits and claims	715	743	1,425	1,433
Operating expenses:
Amortization of deferred policy acquisition costs	116	117	256	258
Insurance commissions	146	147	291	294
Insurance and other expenses	263	240	527	474
Total operating expenses	525	504	1,074	1,026
Total benefits and expenses	1,240	1,247	2,499	2,459
Pretax operating earnings(1)	$330	$291	$640	$623
Percentage change over previous period:
Net premium income	1.9%	2.2%	1.8%	2.2%
Net investment income	2.3	4.4	2.3	4.7
Total operating revenues	2.1	2.5	1.8	2.4
Pretax operating earnings(1)	13.4	(.3)	2.7	8.0
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for our definition of operating earnings.
Annualized premiums in force increased 2.2% to $5.9 billion at June 30, 2017, compared with $5.8 billion at June 30, 2016.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2017	2016	2017	2016
Benefits and claims	45.6%	48.3%	45.4%	46.5%
Operating expenses:
Amortization of deferred policy acquisition costs	7.4	7.6	8.1	8.4
Insurance commissions	9.3	9.5	9.3	9.5
Insurance and other expenses	16.7	15.6	16.8	15.3
Total operating expenses	33.4	32.7	34.2	33.2
Pretax operating earnings(1)	21.0	19.0	20.4	20.3
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for our definition of operating earnings.
The benefit ratio in the three-month period ended June 30, 2017 decreased, compared with the same period in 2016 due to an upward refinement to the reserves in 2016, one less processing day during the second quarter of 2017, as well as favorable claims experience. The benefit ratio in the six-month period ended June 30, 2017 decreased slightly, compared with the same period in 2016. The operating expense ratio increased during the three- and six-month periods ended June 30, 2017, compared with the same periods in 2016; the expense ratio in 2016 was depressed relative to the yearly expected ratio due to spending delays. In total, the pretax operating profit margin (calculated by dividing operating earnings by operating revenues) increased in the three- and six-month periods ended June 30, 2017, compared with the same periods in 2016, reflecting the decrease in the benefit ratio partially offset by the increase in the expense ratio. For the full year of 2017, we expect the benefit ratio to be stable to slightly lower than full year 2016, while expense ratios are expected to increase marginally as we continue to invest in our platform.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2017	2016	2017	2016
New annualized premium sales	$356	$347	$689	$675
Increase (decrease) over prior period	2.4%	1.0%	2.1%	2.3%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2017	2016	2017	2016
Income-loss protection:
Short-term disability	23.9%	23.3%	24.5%	23.4%
Life	5.3	5.6	5.4	5.6
Asset-loss protection:
Accident	29.8	30.1	29.5	30.0
Critical care(1)	21.1	21.3	21.0	21.3
Supplemental medical:
Hospital indemnity	14.0	14.3	14.0	14.2
Dental/vision	5.9	5.4	5.6	5.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, our leading product category, increased 1.5%; short-term disability sales increased 5.4%; critical care insurance sales (including cancer insurance) increased 1.9%; and hospital indemnity insurance sales increased .9% in the second quarter of 2017, compared with the same period in 2016.

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

In the second quarter of 2017, our U.S. sales forces included more than 8,700 U.S. agents, including brokers, who were actively producing business on a weekly basis. We believe that this metric, the average weekly producer equivalent metric, allows our sales management to monitor progress and needs.

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

U.S. Regulatory Environment

The Affordable Care Act (ACA), federal health care legislation, was intended to give Americans of all ages and income levels access to comprehensive major medical health insurance and gave the U.S. federal government direct regulatory authority over the business of health insurance. The ACA included major changes to the U.S. health care insurance marketplace. Among other changes, the ACA included an individual medical insurance coverage mandate, provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2020. The ACA also included changes in government reimbursements and tax credits for individuals and employers and altered federal and state regulation of health insurers. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. The ACA, as enacted, does not require material changes in the design of our insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on our sales model, financial condition and results of operations. The United States Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of our insurance products.

Title VII of the Dodd-Frank Act and regulations issued thereunder, in particular rules to require central clearing for certain types of derivatives, may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan. In addition, in 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules regarding the exchange of initial margin (IM) and variation margin (VM) for uncleared swaps that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as Aflac. The requirements of such rules with respect to VM, as well as similar regulations in Europe, became effective on March 1, 2017, with full compliance with respect to all counterparties required by September 1, 2017. The requirements of such rules with respect to IM are currently being phased in and will be fully implemented by September 1, 2020. The margin requirements are expected to result in more stringent collateral requirements and to affect other aspects of Aflac's derivatives activity.

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

As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed-maturity investments and growth assets, including public equities and alternative investments. Aflac U.S. has been investing in both publicly traded and privately originated investment-grade and below-investment-grade fixed-maturity securities and loan receivables.

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2017		2016	2017		2016
Fixed maturities:
Other fixed maturities	$226		$252	$485		$357
Infrastructure debt	10		0	15		0
Equities	36		37	38		103
Other investments:
Middle market loans	42		33	93		144
Commercial mortgage loans	41	(1)	10	41	(1)	23
Total Aflac U.S. Purchases	$355		$332	$672		$627
(1) Includes $41 of TRE loans for the three- and six-month periods ended June 30, 2017, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2017	2016	2017	2016
Total purchases for period (in millions) (1)	$355	$332	$672	$627
New money yield (1), (2)	4.46%	3.70%	4.40%	4.16%
Return on average invested assets (3)	5.05	5.04	5.02	5.03
Portfolio book yield, end of period (1)	5.54%	5.69%	5.54%	5.69%
(1) Includes fixed maturities and perpetual securities, loan receivables, and equities
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three- and six-month periods ended June 30, 2017 was primarily due to increases in U.S. interest rates, compared with the same respective periods in 2016. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on our investments.

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

The following table details investment securities by segment.

Investments by Segment

	Aflac Japan			Aflac U.S.
(In millions)	June 30, 2017		December 31, 2016	June 30, 2017		December 31, 2016
Securities available for sale, at fair value:
Fixed maturities	$65,157		$59,903	$13,892		$13,250
Perpetual securities	1,784		1,577	59		56
Equity securities	1,258		1,185	133		124
Total available for sale	68,199		62,665	14,084		13,430
Securities held to maturity, at amortized cost:
Fixed maturities	32,613		33,350	0		0
Total held to maturity	32,613		33,350	0		0
Other investments:
Commercial mortgage loans	902	(1)	745	150	(1)	110
Middle market loans	298		74	280		245
Short-term investments	138		88	0		0
Policy loans	190		174	11		10
Other	37		0	9		0
Total other investments	1,565		1,081	450		365
Total investment securities	102,377		97,096	14,534		13,795
Cash and cash equivalents	1,482		1,313	1,168		1,428
Total investments and cash (2)	$103,859		$98,409	$15,702		$15,223
(1) Includes $145 and $41 of TRE loans for Aflac Japan and Aflac U.S., respectively, as of June 30, 2017.
(2) Excludes investments and cash held by the Parent Company and other business segments of $2,335 in 2017 and $2,729 in 2016.

See the Loans and Loan Receivables section in Note 3 of the Notes to the Consolidated Financial Statements for further discussion of these investments.

Cash and cash equivalents totaled $4.3 billion, or 3.5% of total investments and cash, as of June 30, 2017, compared with $4.9 billion, or 4.2%, at December 31, 2016. For a discussion of the factors affecting our cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.
For additional information concerning our investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The ratings of our securities referenced in the table below are based on the ratings designations provided by major Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody's, S&P and Fitch) or, if not rated, are determined based on our internal analysis of such securities. When the ratings issued by the rating agencies differ, we utilize the second lowest rating when three or more rating agency ratings are available or the lowest rating when only two rating agency ratings are available.

The distributions of debt and perpetual securities we own, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.0%	2.0%	1.9%
AA	4.3	4.3	5.0	5.0
A	65.4	66.7	63.1	65.2
BBB	24.0	23.2	24.6	23.2
BB or lower	5.2	4.8	5.3	4.7
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2017, our direct and indirect exposure to securities in our investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in our portfolio as of June 30, 2017.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	BB	$142	$92	$(50)
Noble Holdings International Ltd.	B	99	57	(42)
Investcorp Capital Limited	BB	380	364	(16)
Transocean Inc.	B	72	56	(16)
National Oilwell Varco Inc.	BBB	98	84	(14)
AXA-UAP (1)	BBB	292	280	(12)
Baker Hughes Inc.	BBB	123	111	(12)
Discovery Communications	BBB	109	99	(10)
Cenovus Energy Inc.	BBB	79	69	(10)
Deutsche Postbank AG	BB	214	205	(9)
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2017		December 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$80,344	$91,020	$75,406	$86,132
Perpetual securities	46	72	51	75
Equity securities	1,274	1,387	1,196	1,300
Total publicly issued	81,664	92,479	76,653	87,507
Privately issued securities: (1)
Fixed maturities	24,227	28,044	24,307	27,649
Perpetual securities	1,514	1,771	1,455	1,558
Equity securities	15	16	7	9
Total privately issued	25,756	29,831	25,769	29,216
Total investment securities	$107,420	$122,310	$102,422	$116,723
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

The following table details our privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2017	December 31, 2016
Privately issued securities as a percentage of total investment securities	24.0%	25.2%
Privately issued securities held by Aflac Japan	$23,049	$23,104
Privately issued securities held by Aflac Japan as a percentage of total investment securities	21.5%	22.6%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2017	December 31, 2016
Privately issued reverse-dual currency securities	$5,720	$5,628
Publicly issued collateral structured as reverse-dual currency securities	1,402	1,349
Total reverse-dual currency securities	$7,122	$6,977
Reverse-dual currency securities as a percentage of total investment securities	6.6%	6.8%
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

Below-Investment-Grade Securities

Our portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is our below-investment-grade exposure.

Below-Investment-Grade Investments

	June 30, 2017				December 31, 2016
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain(Loss)
Republic of South Africa	$536	$536	$572	$36	$ *	$ *	$ *	$ *
Investcorp Capital Limited	380	380	364	(16)	368	368	346	(22)
Navient Corp.	298	158	209	51	287	152	197	45
KLM Royal Dutch Airlines (1)	268	197	228	31	257	189	213	24
Republic of Tunisia	268	157	180	23	318	191	264	73
Barclays Bank PLC (1)	243	157	243	86	236	152	221	69
Deutsche Postbank AG	214	214	205	(9)	206	206	179	(27)
Telecom Italia SpA	179	179	237	58	172	172	212	40
Generalitat de Catalunya	143	52	105	53	154	57	111	54
Transnet	134	134	136	2	*	*	*	*
Diamond Offshore Drilling Inc.	124	142	92	(50)	124	141	96	(45)
IKB Deutsche Industriebank AG	116	49	97	48	112	47	91	44
Alcoa, Inc.	100	83	101	18	100	80	97	17
Republic of Trinidad and Tobago	98	98	108	10	*	*	*	*
Noble Holdings International Ltd.	95	99	57	(42)	95	98	68	(30)
EMC Corp.	85	86	80	(6)	85	86	76	(10)
Petrobras International Finance Company	84	84	82	(2)	91	90	83	(7)
Teck Resources Ltd.	70	75	68	(7)	70	73	66	(7)
Transocean Inc.	68	72	56	(16)	68	72	57	(15)
CF Industries Inc.	60	59	57	(2)	60	59	54	(5)
National Gas Co. Trinidad and Tobago	52	50	53	3	*	*	*	*
Votorantim OverseasTrading IV Ltd.	50	49	54	5	50	49	54	5
UPM-Kymmene	*	*	*	*	180	178	188	10
Cenovus Energy Inc.	*	*	*	*	75	78	71	(7)
Other Issuers (below $50 million in par value)	274	265	263	(2)	333	321	309	(12)
Subtotal (2)	3,939	3,375	3,647	272	3,441	2,859	3,053	194
Senior secured bank loans	1,596	1,639	1,596	(43)	1,758	1,855	1,764	(91)
High yield corporate bonds	580	579	596	17	614	602	624	22
Middle market loans, net of reserves (3)	586	578	579	1	324	319	320	1
Grand Total	$6,701	$6,171	$6,418	$247	$6,137	$5,635	$5,761	$126
* Investment grade at respective reporting date
(1) Includes perpetual security
(2) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(3) Middle market loans are carried at amortized cost

We invest in senior secured bank loans and middle market loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The bank loan and middle market loan investment programs are managed externally by third party firms specializing in this asset class and require a minimum average portfolio rating of low BB and a minimum single investment rating of low B from one of the NRSROs. The objectives of these programs include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates and hedge costs through the acquisition of floating rate assets. Our investments in these programs totaled $2.4 billion and $2.3 billion at June 30, 2017 and December 31, 2016, respectively, on an amortized cost basis.

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

Hedging Activities

Aflac Japan’s U.S. Dollar-Denominated Investments

Most of Aflac Japan's cash, investments, and liabilities are yen-denominated. However, Aflac Japan also owns U.S. dollar-denominated investments, a portion of which we hedge with foreign currency forwards and options. As of June 30, 2017, the cost or amortized cost of yen-denominated investments and U.S. dollar-denominated investments in Aflac Japan was $72.3 billion and $23.0 billion, respectively. As June 30, 2017, we had outstanding notional amounts of foreign currency forwards of $10.9 billion and foreign currency collars of $5.6 billion hedging the U.S. dollar-denominated investments.

Net Investment Hedge
Our investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, we have taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of our investment in Aflac Japan. Second, we have designated the majority of the Parent Company’s yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of our net investment in Aflac Japan. We make our net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than our net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. We estimate that if the designated net investment hedge positions exceeded our net investment in Aflac Japan by 10 billion yen, we would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. Our net investment hedge was effective during the three- and six-month periods ended June 30, 2017 and 2016, respectively.
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

The dollar values of our yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	June 30, 2017	December 31, 2016
Aflac Japan net assets	$17,429	$16,215
Aflac Japan unhedged U.S. dollar-denominated net assets	(10,293)	(9,694)
Consolidated yen-denominated net assets (liabilities)	$7,136	$6,521

For the hedge of our net investment in Aflac Japan, we have designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of our net investment in Aflac Japan. Our consolidated yen-denominated net asset position was partially hedged at $2.0 billion as of June 30, 2017, compared with $1.3 billion as of December 31, 2016.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on our hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2017	December 31, 2016	% Change
Aflac Japan	$6,077	$5,765	5.4%	(1)
Aflac U.S.	3,263	3,228	1.1
Total	$9,340	$8,993	3.9%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.3% in yen during the six months ended June 30, 2017.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on our deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2017	December 31, 2016	% Change
Aflac Japan	$88,701	$84,141	5.4%	(1)
Aflac U.S.	10,391	10,212	1.8
Other	120	91	31.9
Intercompany eliminations(2)	(754)	(718)	5.0
Total	$98,458	$93,726	5.0%
(1) Aflac Japan’s policy liabilities increased 1.4% in yen during the six months ended June 30, 2017.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $5.3 billion at June 30, 2017, compared with $5.4 billion as at December 31, 2016.

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

As of June 30, 2017, the Company has estimated and recognized the impact of our share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 12 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report, for information on material unconditional purchase obligations that are not recorded on our balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2017	2016
Dividends declared or paid by Aflac	$800	$626
Management fees paid by Aflac	156	124

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

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of June 30, 2017, we did not have any borrowings outstanding under our $100 million credit agreement.

The Parent Company has a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at our option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of June 30, 2017, we did not have any borrowings outstanding under our 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at our option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate LIBOR for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of June 30, 2017, we did not have any borrowings outstanding under our 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of June 30, 2017, we did not have any borrowings outstanding under our $50 million credit agreement.

Our financial statements convey our financing arrangements during the periods presented. We have not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in our balance sheet. We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2017. We have not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report, for more information on our securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, we do not have a known trend, demand, commitment, event or uncertainty that would reasonably result in our liquidity increasing or decreasing by a material amount. Our cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
We translate cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2017	2016
Operating activities	$3,165	$2,854
Investing activities	(2,517)	(2,429)
Financing activities	(1,231)	(1,281)
Exchange effect on cash and cash equivalents	(12)	206
Net change in cash and cash equivalents	$(595)	$(650)
Operating Activities
The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2017	2016
Aflac Japan	$2,509	$2,207
Aflac U.S. and other operations	656	647
Total	$3,165	$2,854
Investing Activities
Operating cash flow is primarily used to purchase debt securities and loan receivables to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2017	2016
Aflac Japan	$(2,073)	$(1,482)
Aflac U.S. and other operations	(444)	(947)
Total	$(2,517)	$(2,429)
Prudent portfolio management dictates that we attempt to match the duration of our assets with the duration of our liabilities. Currently, when our fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of our business and our strong cash flows provide us with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, we dispose of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of our assets and liabilities, improve future investment yields, and/or re-balance our portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% and 1% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the six-month periods ended June 30, 2017 and 2016, respectively.

Financing Activities

Consolidated cash used by financing activities was $1.2 billion in the first six months of 2017, compared with consolidated cash used by financing activities of $1.3 billion for the same period of 2016.

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

Cash returned to shareholders through dividends and treasury stock purchases was $1.1 billion during the six-month period ended June 30, 2017, compared with $1.3 billion during the six-month period ended June 30, 2016.

We were in compliance with all of the covenants of our notes payable and lines of credit at June 30, 2017.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2017	2016
Treasury stock purchases	$813	$1,014
Number of shares purchased:
Open market	11,155	16,026
Other	170	224
Total shares purchased	11,325	16,250

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2017	2016
Stock issued from treasury:
Cash financing	$17	$19
Noncash financing	33	34
Total stock issued from treasury	$50	$53
Number of shares issued	726	944

During the first six months of 2017, we repurchased 11.2 million shares of our common stock for $800 million as part of our share repurchase program. As of June 30, 2017, a remaining balance of 15.6 million shares of our common stock was available for purchase under share repurchase authorizations by our board of directors. We currently plan to repurchase a total of $1.3 billion to $1.5 billion of our common stock in 2017, assuming stable capital conditions and absent compelling alternatives.

Cash dividends paid to shareholders were $.43 per share in the second quarter of 2017, compared with $.41 per share in the second quarter of 2016. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2017	2016
Dividends paid in cash	$328	$330
Dividends through issuance of treasury shares	16	12
Total dividends to shareholders	$344	$342

In July 2017, the board of directors declared the third quarter cash dividend of $.43 per share, an increase of 4.9% compared with the same period in 2016. The dividend is payable on September 1, 2017, to shareholders of record at the close of business on August 23, 2017.

Regulatory Restrictions

Aflac and CAIC are domiciled in Nebraska and are subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York, the domiciliary jurisdiction of the Parent Company's other insurance subsidiary, Aflac New York. The continued long-term growth of our business may require increases in the statutory capital and surplus of our insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2017, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2017 in excess of $2.8 billion would require such approval.

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

We have undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR and the risk of decline in Aflac Japan's repatriation or dividend capacity, which will become a more important factor upon completing our Japan branch conversion to subsidiary. For example, we employ policy reserve matching (PRM) investment classification as part of our ALM strategies. PRM is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. On a Japanese GAAP basis, Aflac Japan’s total investments had a total cost or amortized cost of 10.80 trillion yen, including available-for-sale investments of 3.38 trillion yen with a net unrealized gain of 239.9 billion yen as of March 31, 2017, the most recently reported Japanese GAAP financial results. If these investments changed in value to a net unrealized loss position, the repatriation or dividend capacity for Aflac Japan could be negatively affected. By increasing the investment portfolio’s allocation to PRM-designated investments and reducing the allocation to available-for-sale investments on a Japanese GAAP basis, we have reduced the risk of Aflac Japan’s SMR and repatriation or dividend capacity being negatively impacted. We also use foreign currency derivatives to hedge a portion of Aflac Japan's U.S. dollar-denominated investments, which reduces the volatility in SMR and unrealized gains and losses caused by currency exchange rates when reporting these assets in yen for Aflac Japan regulatory reporting. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on our investment strategies, hedging activities, and reinsurance, respectively.) In the event of a rapid change in market risk conditions causing SMR to decline, we have two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on our capital contingency plan.)

As of June 30, 2017, Aflac Japan's SMR remains high and reflects a strong capital position. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the six-month periods ended June 30.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2017	2016
Aflac Japan management fees paid to Parent Company	$55	$31
Expenses allocated to Aflac Japan (in dollars)	56	57
Aflac Japan profit remittances to Aflac U.S. (in dollars)	275	219
Aflac Japan profit remittances to Aflac U.S. (in yen)	31.3	25.0
We had foreign exchange forwards and options as part of a hedge on 45.0 billion yen of profit repatriation received from Aflac Japan in July 2017, resulting in $5 million less funds received when the yen were exchanged into dollars. Provided that capital conditions remain stable, we believe our financial strength in Japan positions us to repatriate in the range of 120.0 billion yen to 140.0 billion yen to the U.S. for the full year 2017.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2017, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,819,299		$69.94	3,819,299	22,934,155
February 1 - February 28	1,988,420		70.03	1,853,000	21,081,155
March 1 - March 31	2,825,614		72.12	2,821,009	18,260,146
April 1 - April 30	1,764,523		73.70	1,764,523	16,495,623
May 1 - May 31	501		74.84	0	16,495,623
June 1 - June 30	902,308		78.08	896,795	15,598,828
Total	11,300,665	(2)	$71.74	11,154,626	15,598,828	(1)
(1)The total remaining shares available for purchase at June 30, 2017, consisted of 15,598,828 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2015.
(2)During the first six months of 2017, 146,039 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 5.	Other Information

As previously reported, at the Aflac Incorporated 2017 Annual Meeting of Shareholders held on May 1, 2017, our shareholders approved, on an advisory basis, once per year as the frequency with which we will hold an advisory vote on the compensation of our named executive officers. The board of directors had recommended that future advisory votes on the compensation of our named executive officers occur once per year, and shareholder votes on this matter indicated concurrence. Therefore, future advisory votes on the compensation of our named executive officers will take place once per year until the next required vote on the frequency of advisory votes on the compensation of our executives.

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
Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for March 31, 2017, Exhibit 10.9 (File No. 001-07434).

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

10.32*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1 (File No. 001-07434).
10.33*	-	Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.34*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.35*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.36*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.37*	-
Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29 (File No. 001-07434).

10.38*	-
Aflac Incorporated Employment Agreement with Kriss Cloninger III, as amended and restated, dated August 20, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.30 (File No. 001-07434).

10.39*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 - incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
10.40*	-	Aflac Separation Agreement with Paul S. Amos II, effective July 1, 2017.
10.41*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 - incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).

10.42*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated August 3, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated August 3, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated August 3, 2017, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 3, 2017	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

August 3, 2017	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer