Form 10-Q
period 2017-09-30
AFLAC INC
filed 2017-11-02
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 25, 2017
Common Stock, $.10 Par Value	393,149,620

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2017

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2017, and 2016, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aflac Incorporated:

We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2017, the related consolidated statements of earnings, and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2017 and 2016, and the related consolidated statements of shareholders' equity, and cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

Atlanta, Georgia
November 2, 2017

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2017	2016	2017	2016
Revenues:
Net premiums, principally supplemental health insurance	$4,648	$5,022	$13,951	$14,447
Net investment income	811	842	2,408	2,465
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(8)	(23)	(27)	(71)
Sales and redemptions	61	(14)	60	100
Derivative and other gains (losses)	(23)	(127)	(199)	(387)
Total realized investment gains (losses)	30	(164)	(166)	(358)
Other income (loss)	17	16	50	50
Total revenues	5,506	5,716	16,243	16,604
Benefits and expenses:
Benefits and claims, net	3,083	3,378	9,174	9,657
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	271	282	848	858
Insurance commissions	332	353	996	1,031
Insurance and other expenses	686	675	2,025	1,948
Interest expense	59	65	181	196
Total acquisition and operating expenses	1,348	1,375	4,050	4,033
Total benefits and expenses	4,431	4,753	13,224	13,690
Earnings before income taxes	1,075	963	3,019	2,914
Income taxes	359	334	998	1,006
Net earnings	$716	$629	$2,021	$1,908
Net earnings per share:
Basic	$1.81	$1.54	$5.09	$4.62
Diluted	1.80	1.53	5.05	4.59
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	394,479	408,519	397,323	413,023
Diluted	397,381	411,140	400,241	415,446
Cash dividends per share	$.43	$.41	$1.29	$1.23
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2017	2016	2017	2016
Net earnings	$716	$629	$2,021	$1,908
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(58)	195	325	1,783
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	457	(527)	1,006	4,855
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(50)	33	(33)	(33)
Unrealized gains (losses) on derivatives during period	(1)	0	0	11
Pension liability adjustment during period	1	0	(1)	(6)
Total other comprehensive income (loss) before income taxes	349	(299)	1,297	6,610
Income tax expense (benefit) related to items of other comprehensive income (loss)	219	(231)	396	1,871
Other comprehensive income (loss), net of income taxes	130	(68)	901	4,739
Total comprehensive income (loss)	$846	$561	$2,922	$6,647
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	September 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $67,970 in 2017 and $62,195 in 2016)	$75,191	$68,778
Fixed maturities - consolidated variable interest entities (amortized cost $4,274 in 2017 and $4,168 in 2016)	5,224	4,982
Perpetual securities (amortized cost $1,310 in 2017 and $1,269 in 2016)	1,652	1,425
Perpetual securities - consolidated variable interest entities (amortized cost $239 in 2017 and $237 in 2016)	211	208
Equity securities (cost $216 in 2017 and $231 in 2016)	238	265
Equity securities - consolidated variable interest entities (cost $595 in 2017 and $972 in 2016)	690	1,044
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $38,599 in 2017 and $40,021 in 2016)	31,998	33,350
Other investments (1)	2,358	1,450
Cash and cash equivalents	4,927	4,859
Total investments and cash	122,489	116,361
Receivables	937	669
Accrued investment income	730	754
Deferred policy acquisition costs	9,413	8,993
Property and equipment, at cost less accumulated depreciation	439	433
Other (2)	2,075	2,609
Total assets	$136,083	$129,819
(1) Includes $1,500 in 2017 and $819 in 2016 of loan receivables and limited partnerships from consolidated variable interest entities
(2) Includes $148 in 2017 and $127 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2017 (Unaudited)	December 31, 2016
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$81,116	$76,106
Unpaid policy claims	4,368	4,045
Unearned premiums	6,262	6,916
Other policyholders’ funds	6,967	6,659
Total policy liabilities	98,713	93,726
Income taxes	6,195	5,387
Payables for return of cash collateral on loaned securities	522	526
Notes payable	5,248	5,360
Other (3)	3,428	4,338
Total liabilities	114,106	109,337
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2017 and 2016; issued 672,669 shares in 2017 and 671,249 shares in 2016	67	67
Additional paid-in capital	2,077	1,976
Retained earnings	27,489	25,981
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,715)	(1,983)
Unrealized gains (losses) on investment securities	5,437	4,805
Unrealized gains (losses) on derivatives	(23)	(24)
Pension liability adjustment	(168)	(168)
Treasury stock, at average cost	(11,187)	(10,172)
Total shareholders’ equity	21,977	20,482
Total liabilities and shareholders’ equity	$136,083	$129,819
(3) Includes $132 in 2017 and $146 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2017	2016
Common stock:
Balance, beginning of period	$67	$67
Balance, end of period	67	67
Additional paid-in capital:
Balance, beginning of period	1,976	1,828
Exercise of stock options	33	38
Share-based compensation	38	41
Gain (loss) on treasury stock reissued	30	29
Balance, end of period	2,077	1,936
Retained earnings:
Balance, beginning of period	25,981	24,007
Net earnings	2,021	1,908
Dividends to shareholders	(513)	(511)
Balance, end of period	27,489	25,404
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,630	625
Unrealized foreign currency translation gains (losses) during period, net of income taxes	268	1,602
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	632	3,134
Unrealized gains (losses) on derivatives during period, net of income taxes	1	7
Pension liability adjustment during period, net of income taxes	0	(4)
Balance, end of period	3,531	5,364
Treasury stock:
Balance, beginning of period	(10,172)	(8,819)
Purchases of treasury stock	(1,053)	(1,222)
Cost of shares issued	38	55
Balance, end of period	(11,187)	(9,986)
Total shareholders’ equity	$21,977	$22,785
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2017	2016
Cash flows from operating activities:
Net earnings	$2,021	$1,908
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(32)	41
Increase in deferred policy acquisition costs	(229)	(186)
Increase in policy liabilities	2,137	2,329
Change in income tax liabilities	323	(365)
Realized investment (gains) losses	166	358
Other, net	210	35
Net cash provided (used) by operating activities	4,596	4,120
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	2,633	978
Fixed maturities matured or called	740	774
Perpetual securities matured or called	9	234
Equity securities sold	755	173
Securities held to maturity:
Fixed maturities matured or called	1,714	946
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(6,827)	(4,871)
Available-for-sale equity securities acquired	(391)	(868)
Other investments, net	(949)	(801)
Settlement of derivatives, net	(240)	1,203
Cash received (pledged or returned) as collateral, net	(273)	(350)
Other, net	(58)	(56)
Net cash provided (used) by investing activities	(2,887)	(2,638)
Cash flows from financing activities:
Purchases of treasury stock	(1,053)	(1,222)
Proceeds from borrowings	524	988
Principal payments under debt obligations	(660)	(232)
Dividends paid to shareholders	(491)	(492)
Change in investment-type contracts, net	39	117
Treasury stock reissued	23	37
Other, net	5	(31)
Net cash provided (used) by financing activities	(1,613)	(835)
Effect of exchange rate changes on cash and cash equivalents	(28)	273
Net change in cash and cash equivalents	68	920
Cash and cash equivalents, beginning of period	4,859	4,350
Cash and cash equivalents, end of period	$4,927	$5,270
Supplemental disclosures of cash flow information:
Income taxes paid	$693	$1,594
Interest paid	144	155
Noncash interest	38	41
Impairment losses included in realized investment losses	27	71
Noncash financing activities:
Capital lease obligations	7	2
Treasury stock issued for:
Associate stock bonus	22	24
Shareholder dividend reinvestment	22	19
Share-based compensation grants	1	4
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and its branch in Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 69% and 74% of the Company's total revenues in the nine-month periods ended September 30, 2017 and 2016, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 83% at both September 30, 2017, and December 31, 2016.

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The most significant items on the Company's balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2017, and December 31, 2016, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2017 and 2016, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report).

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

Prior year foreign currency transaction gains and losses have been reclassified from Other income (loss) to Realized investment gains (losses) - Derivative and other gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity. This change in classification was made to reflect that the major source of the Company's foreign currency transaction gains and losses is directly or indirectly a result of its investment activity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Consolidation - Interests Held through Related Parties That Are under Common Control: In October 2016, the FASB issued amendments which clarify the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Company adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting: In March 2016, the FASB issued amendments which simplify several aspects for share-based payment award transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The Company adopted this guidance as of January 1, 2017.

The amendment requires prospective recognition of excess tax benefits and deficiencies in the income statement, rather than in paid-in capital. As a result of applying this requirement, the Company believes that recognition of excess tax benefits will increase volatility in its statement of operations, but the adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

The amendment also requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The guidance requires modified retrospective transition for settlements on all outstanding awards (both historical and future) that did not give rise to an excess benefit to be recorded through retained earnings on a cumulative-effect basis. The adoption of these amendments in the guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Additionally, the amendment requires that the minimum statutory tax withholding for all outstanding liability awards be reclassified at the date of adoption to equity (assuming equity classification results from the guidance change), and as a cumulative-effect adjustment to equity be recorded on a modified retrospective basis. The adoption of these amendments in the guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

The guidance requires certain reclassifications of balances on the statement of cash flows to or from operating and financing activities. The reclassification guidance did not have a significant impact on the Company's statement of cash flows.

The amendment allows an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. The Company made an entity-wide accounting policy election to estimate the number of awards that are expected to vest (consistent with the Company's prior policy). The election and adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting: In March 2016, the FASB issued amendments which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Per the amendments, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments: In March 2016, the FASB issued amendments which clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The Company adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships: In March 2016, the FASB issued amendments which clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The Company adopted this guidance as of January 1, 2017. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Accounting Pronouncements Pending Adoption

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities: In August 2017, FASB issued guidance which improves and simplifies the accounting rules around hedge accounting and will create more transparency around how economic results are presented on financial statements. Issues addressed in this new guidance include: 1) risk component hedging, 2) accounting for the hedged item in fair value hedges of interest rate risk, 3) recognition and presentation of the effects of hedging instruments, and 4) amounts excluded from the assessment of hedge effectiveness. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the guidance. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Compensation-Stock Compensation: Scope of Modification Accounting: In May 2017, the FASB issued amendments to provide guidance clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. An entity should apply modification accounting if the fair value, vesting conditions or classification of the award (as an equity instrument or liability instrument) changes as a result of the change in terms or conditions of the award. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted and should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Receivables-Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued amendments to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Compensation-Retirement Benefit: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued amendments requiring that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, disclosures, or statements of cash flows.

Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets: In February 2017, the FASB issued amendments that clarify the scope and accounting guidance for the derecognition of a nonfinancial asset or a financial asset that meets the definition of an "in substance nonfinancial asset." The amendments define an "in substance nonfinancial asset" and provide additional accounting guidance for partial sales of nonfinancial assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier adoption is permitted for fiscal years beginning after December 15, 2016, including interim periods therein. An entity is required to apply the amendments at the same time that it applies the FASB amendments for Revenue from Contracts with Customers. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, disclosures, and statements of cash flows.

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued amendments simplifying the subsequent measurement of goodwill. An entity, under this update, is no longer required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, the entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments are effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, or disclosures.

Business Combinations - Clarifying the Definition of a Business: In January 2017, the FASB issued amendments clarifying when a set of assets and activities is a business. The amendments provide a screen to exclude transactions where substantially all the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. The amendments are effective for public business entities beginning after December 15, 2017, including interim periods within those periods. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, or disclosures.

Statement of Cash Flows - Restricted Cash: In November 2016, the FASB issued amendments requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, disclosures, or statement of cash flows.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued amendments that require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of adoption of this guidance on its financial position, results of operations, and disclosures.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued amendments that provide guidance on eight specific statement of cash flows classification issues. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for any interim or annual period. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, disclosures, or statements of cash flows.

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform about a credit loss. Credit losses on available-for-sale debt securities will continue to be measured in a manner similar to current U.S. GAAP. However, the amendments require that credit losses be presented as an allowance rather than as a writedown. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The amendments are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may early adopt this guidance as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, loans and loan receivables and reinsurance recoverables (See Notes 3 and 7 for current balances of instruments in scope). The Company continues to evaluate the impact of adoption of this guidance on its financial position, results of operations, and disclosures.

Leases: In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for current balances of leases in scope). The leases within scope of this guidance will increase the Company's right-of-use assets and lease liabilities recorded on its statement of financial position, however the Company estimates leases within scope of the guidance to represent less than 1% of its total assets as of September 30, 2017. The Company estimates that the adoption of this guidance will not have a significant impact on its financial position, results of operations, and disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions require that equity investments be measured at fair value with changes recognized in net income; that changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option be recognized in other comprehensive income; and that entities would make the assessment of the ability to realize a deferred tax asset (DTA) related to an available-for-sale (AFS) debt security in combination with the entity's other DTAs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the own credit provision if an entity has elected to measure a liability at fair value. The Company has identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, perpetual securities and equity securities (See Note 3 for current balances of instruments in scope). The Company estimates that the impact of this guidance will increase volatility in its statement of operations and the Company continues to evaluate the impact of this guidance on its statement of financial position, results of operations, and disclosures.

Revenue from Contracts with Customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods. The Company has identified revenue in scope of this guidance to include certain revenues associated with affiliated entities in support of its operations. The Company estimates the revenue within scope of the guidance to represent less than 1% of its total revenues as of September 30, 2017. The Company estimates that the adoption of this guidance will not have a significant impact on its financial position, results of operations, and disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

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

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax operating earnings. The Company's definition of operating earnings includes interest cash flows associated with notes payable and amortized hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, change in loan loss reserves and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Revenues:
Aflac Japan:
Net earned premiums	$3,200	$3,596	$9,616	$10,177
Net investment income, less amortized hedge costs (1)	561	607	1,676	1,802
Other income	11	10	31	29
Total Aflac Japan	3,772	4,213	11,323	12,008
Aflac U.S.:
Net earned premiums	1,393	1,365	4,172	4,093
Net investment income	181	176	539	526
Other income	1	1	3	5
Total Aflac U.S.	1,575	1,542	4,714	4,624
Other business segments	69	71	204	207
Total business segment revenues	5,416	5,826	16,241	16,839
Corporate and eliminations	19	20	59	63
Total operating revenues	5,435	5,846	16,300	16,902
Realized investment gains (losses) (1), (2), (3)	71	(130)	(57)	(298)
Total revenues	$5,506	$5,716	$16,243	$16,604
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $60 and $54 for the three-month periods and $168 and $123 for the nine-month periods ended September 30, 2017, and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $19 and $20 for the three-month periods and $60 and $64 for the nine-month periods ended September 30, 2017, and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Pretax earnings:
Aflac Japan (1)	$748	$827	$2,308	$2,436
Aflac U.S.	316	323	956	946
Other business segments	5	4	9	12
Total business segment pretax operating earnings	1,069	1,154	3,273	3,394
Interest expense, noninsurance operations	(30)	(31)	(89)	(90)
Corporate and eliminations	(25)	(31)	(70)	(91)
Pretax operating earnings	1,014	1,092	3,114	3,213
Realized investment gains (losses) (1), (2), (3)	71	(130)	(57)	(298)
Other non-operating income (loss) (3)	(10)	1	(38)	(1)
Total earnings before income taxes	$1,075	$963	$3,019	$2,914
Income taxes applicable to pretax operating earnings	$338	$379	$1,031	$1,112
Effect of foreign currency translation on after-tax operating earnings	(29)	61	(31)	110
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $60 and $54 for the three-month periods and $168 and $123 for the nine-month periods ended September 30, 2017, and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax operating earnings when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $19 and $20 for the three-month periods and $60 and $64 for the nine-month periods ended September 30, 2017, and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total earnings before income taxes.

Assets were as follows:

(In millions)	September 30, 2017	December 31, 2016
Assets:
Aflac Japan	$113,625	$107,858
Aflac U.S.	20,348	19,453
Other business segments	513	270
Total business segment assets	134,486	127,581
Corporate and eliminations	1,597	2,238
Total assets	$136,083	$129,819

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,027	$3,272	$423	$29,876
Municipalities	315	26	15	326
Mortgage- and asset-backed securities	248	29	0	277
Public utilities	1,643	369	7	2,005
Sovereign and supranational	1,428	190	3	1,615
Banks/financial institutions	3,307	494	59	3,742
Other corporate	3,811	771	25	4,557
Total yen-denominated	37,779	5,151	532	42,398
U.S. dollar-denominated:
U.S. government and agencies	150	12	0	162
Municipalities	818	148	0	966
Mortgage- and asset-backed securities	166	13	0	179
Public utilities	5,231	813	34	6,010
Sovereign and supranational	325	89	0	414
Banks/financial institutions	2,683	592	7	3,268
Other corporate	25,092	2,388	462	27,018
Total U.S. dollar-denominated	34,465	4,055	503	38,017
Total fixed maturities	72,244	9,206	1,035	80,415
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,308	277	32	1,553
Other corporate	195	41	0	236
U.S. dollar-denominated:
Banks/financial institutions	46	28	0	74
Total perpetual securities	1,549	346	32	1,863
Equity securities:
Yen-denominated	555	95	2	648
U.S. dollar-denominated	256	30	6	280
Total equity securities	811	125	8	928
Total securities available for sale	$74,604	$9,677	$1,075	$83,206

	September 30, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$21,385	$5,070	$0	$26,455
Municipalities	359	104	0	463
Mortgage- and asset-backed securities	27	2	0	29
Public utilities	3,308	426	0	3,734
Sovereign and supranational	1,527	319	0	1,846
Banks/financial institutions	2,700	205	18	2,887
Other corporate	2,692	493	0	3,185
Total yen-denominated	31,998	6,619	18	38,599
Total securities held to maturity	$31,998	$6,619	$18	$38,599

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,857	$3,359	$160	$26,056
Municipalities	246	29	8	267
Mortgage- and asset-backed securities	1,096	33	8	1,121
Public utilities	1,533	318	3	1,848
Sovereign and supranational	862	186	5	1,043
Banks/financial institutions	2,673	403	74	3,002
Other corporate	3,192	623	3	3,812
Total yen-denominated	32,459	4,951	261	37,149
U.S dollar-denominated:
U.S. government and agencies	148	10	0	158
Municipalities	894	142	8	1,028
Mortgage- and asset-backed securities	196	20	0	216
Public utilities	5,205	690	60	5,835
Sovereign and supranational	335	91	0	426
Banks/financial institutions	2,570	507	16	3,061
Other corporate	24,556	2,021	690	25,887
Total U.S. dollar-denominated	33,904	3,481	774	36,611
Total fixed maturities	66,363	8,432	1,035	73,760
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,266	128	49	1,345
Other corporate	189	24	0	213
U.S. dollar-denominated:
Banks/financial institutions	51	24	0	75
Total perpetual securities	1,506	176	49	1,633
Equity securities:
Yen-denominated	624	83	2	705
U.S. dollar-denominated	579	31	6	604
Total equity securities	1,203	114	8	1,309
Total securities available for sale	$69,072	$8,722	$1,092	$76,702

	December 31, 2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,702	$5,338	$0	$26,040
Municipalities	350	107	0	457
Mortgage- and asset-backed securities	30	2	0	32
Public utilities	3,201	358	23	3,536
Sovereign and supranational	2,602	283	8	2,877
Banks/financial institutions	3,731	195	26	3,900
Other corporate	2,734	452	7	3,179
Total yen-denominated	33,350	6,735	64	40,021
Total securities held to maturity	$33,350	$6,735	$64	$40,021

The methods of determining the fair values of the Company's investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During the third quarter of 2017, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the second quarter of 2017, the Company reclassified three investments from the held-to-maturity category to the available-for-sale category as a result of the issuers' credit rating being downgraded to below investment grade. At the time of the transfer, the securities had an amortized cost of $773 million and an unrealized gain of $47 million. During the first quarter of 2017, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

During the first nine months of 2016, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual maturities of the Company's investments in fixed maturities at September 30, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$175	$181	$53	$54
Due after one year through five years	5,734	6,029	637	682
Due after five years through 10 years	9,078	9,668	3,253	3,529
Due after 10 years	43,860	49,502	8,443	9,698
Mortgage- and asset-backed securities	290	330	40	42
Total fixed maturities available for sale	$59,137	$65,710	$12,426	$14,005
Held to maturity:
Due in one year or less	$488	$497	$0	$0
Due after one year through five years	923	970	0	0
Due after five years through 10 years	1,638	1,810	0	0
Due after 10 years	28,922	35,293	0	0
Mortgage- and asset-backed securities	27	29	0	0
Total fixed maturities held to maturity	$31,998	$38,599	$0	$0

At September 30, 2017, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $681 million at amortized cost and $700 million at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of the Company's perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of the Company's investments in perpetual securities, which were all reported as available for sale at September 30, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$84	$85	$0	$0
Due after one year through five years	194	236	0	0
Due after 10 years	1,232	1,482	39	60
Total perpetual securities available for sale	$1,510	$1,803	$39	$60

Investment Concentrations

The Company's process for investing in credit-related investments begins with an independent approach to underwriting each issuer's fundamental credit quality. The Company evaluates independently those factors that it believes could influence an issuer's ability to make payments under the contractual terms of the Company's instruments. This includes a thorough analysis of a variety of items including the issuer's country of domicile (including political, legal, and financial considerations); the industry in which the issuer competes (with an analysis of industry structure, end-market dynamics, and regulation); company specific issues (such as management, assets, earnings, cash generation, and capital needs); and contractual provisions of the instrument (such as financial covenants and position in the capital structure). The Company further evaluates the investment considering broad business and portfolio management objectives, including asset/liability needs, portfolio diversification, and expected income.

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2017			December 31, 2016
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$47,637	$55,444	A	$42,931	$51,345
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Realized investment gains (losses):
Fixed maturities:
Available for sale:
Gross gains from sales	$10	$2	$27	$10
Gross losses from sales	(8)	(22)	(38)	(38)
Net gains (losses) from redemptions	14	1	(24)	88
Other-than-temporary impairment losses	(2)	(1)	(9)	(23)
Total fixed maturities	14	(20)	(44)	37
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	0	0	4	40
Other-than-temporary impairment losses	0	0	0	(2)
Total perpetual securities	0	0	4	38
Equity securities:
Gross gains from sales	54	5	102	10
Gross losses from sales	(9)	0	(11)	(10)
Other-than-temporary impairment losses	(6)	(22)	(18)	(46)
Total equity securities	39	(17)	73	(46)
Derivatives and other:
Derivative gains (losses)	(40)	(107)	(143)	(278)
Foreign currency gains (losses)	17	(20)	(56)	(109)
Total derivatives and other	(23)	(127)	(199)	(387)
Total realized investment gains (losses)	$30	$(164)	$(166)	$(358)
Prior year foreign currency transaction gains and losses have been reclassified to conform to current-year reporting classifications

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2017	December 31, 2016
Unrealized gains (losses) on securities available for sale	$8,602	$7,630
Deferred income taxes	(3,165)	(2,825)
Shareholders’ equity, unrealized gains (losses) on investment securities	$5,437	$4,805
Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$6,404	$423	$6,208	$399	$196	$24
Municipalities:
Yen-denominated	152	15	62	3	90	12
Public utilities:
U.S. dollar-denominated	879	34	252	4	627	30
Yen-denominated	95	7	69	6	26	1
Sovereign and supranational:
Yen-denominated	352	3	352	3	0	0
Banks/financial institutions:
U.S. dollar-denominated	188	7	145	3	43	4
Yen-denominated	1,616	77	637	29	979	48
Other corporate:
U.S. dollar-denominated	7,886	462	2,803	52	5,083	410
Yen-denominated	424	25	386	24	38	1
Total fixed maturities	17,996	1,053	10,914	523	7,082	530
Perpetual securities:
Yen-denominated	340	32	0	0	340	32
Total perpetual securities	340	32	0	0	340	32
Equity securities:
U.S. dollar-denominated	58	6	50	5	8	1
Yen-denominated	72	2	67	1	5	1
Total equity securities	130	8	117	6	13	2
Total	$18,466	$1,093	$11,031	$529	$7,435	$564

	December 31, 2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$3,958	$160	$3,958	$160	$0	$0
Municipalities:
U.S. dollar-denominated	44	8	0	0	44	8
Yen-denominated	105	8	105	8	0	0
Mortgage- and asset- backed securities:
Yen-denominated	713	8	713	8	0	0
Public utilities:
U.S. dollar-denominated	1,265	60	790	32	475	28
Yen-denominated	635	26	347	14	288	12
Sovereign and supranational:
Yen-denominated	244	13	38	5	206	8
Banks/financial institutions:
U.S. dollar-denominated	268	16	238	10	30	6
Yen-denominated	1,521	100	636	19	885	81
Other corporate:
U.S. dollar-denominated	10,462	690	7,252	346	3,210	344
Yen-denominated	321	10	321	10	0	0
Total fixed maturities	19,536	1,099	14,398	612	5,138	487
Perpetual securities:
Yen-denominated	479	49	85	1	394	48
Total perpetual securities	479	49	85	1	394	48
Equity securities:
U.S. dollar-denominated	211	6	211	6	0	0
Yen-denominated	49	2	49	2	0	0
Total equity securities	260	8	260	8	0	0
Total	$20,275	$1,156	$14,743	$621	$5,532	$535

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's fixed maturity or perpetual securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal. The unrealized losses on the Company's investments in equity securities are primarily related to foreign exchange rates, general market conditions which reflect prospects for the economy as a whole, or specific information pertaining to an industry or an individual company.

For any significant declines in fair value of its fixed income or perpetual securities, the Company performs a more focused review of the related issuers' credit profile. For corporate issuers, the Company evaluates their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, the Company analyzes all sources of credit support, including issuer-specific factors. The Company utilizes information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. The Company also considers ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security it owns including seniority in the issuer's capital structure, covenant predictions, or other relevant features. From these reviews, the Company evaluates the issuers' continued ability to service the Company's investment through payment of interest and principal.

For any significant declines in fair value of its equity securities, the Company reviews the severity of the security’s decline in fair value coupled with the length of time the fair value of the security has been below cost. The Company also performs a more focused review of the financial condition and near-term prospects of the issuer as well as general market conditions reflecting the prospects for the economy as a whole, and determines whether it has the intent to hold the securities until they recover in value.

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturities and perpetual securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its fixed maturity and perpetual security investments in the sectors shown in the table above have the ability to service their obligations to the Company.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2017	December 31, 2016
Other investments:
Commercial mortgage loans	$1,199	$855
Middle market loans	798	319
Policy loans	207	184
Short-term investments	57	89
Other	97	3
Total other investments	$2,358	$1,450

Loans and Loan Receivables

The Company classifies its commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and includes them in the other investments line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses. The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of September 30, 2017, and December 31, 2016, the Company's allowance for loan losses was $8 million and $3 million, respectively. As of September 30, 2017, and December 31, 2016, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of September 30, 2017, and December 31, 2016. The Company had no troubled debt restructurings during the nine months ended September 30, 2017 and 2016.

Commercial Mortgage Loans

Commercial mortgage loans include transitional real estate (TRE) loans. As of September 30, 2017, the Company had $103 million in outstanding commitments to fund commercial mortgage loans, inclusive of loans held in unit trust structures. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $133 million and $91 million, as of September 30, 2017, and December 31, 2016, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of September 30, 2017, the Company had commitments of approximately $530 million to fund potential future loan originations related to this investment program, inclusive of loans held in unit trust structures. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Other

Other investments primarily includes investments in limited partnerships. As of September 30, 2017, the Company had $365 million in outstanding commitments to fund alternative investments in limited partnerships.

Variable Interest Entities (VIEs)

As a condition of its involvement or investment in a VIE, the Company enters into certain protective rights and covenants that preclude changes in the structure of the VIE that would alter the creditworthiness of the Company's investment or its beneficial interest in the VIE.

For those VIEs other than certain unit trust structures, the Company's involvement is passive in nature. The Company has not, nor has it been, required to purchase any securities issued in the future by these VIEs.

The Company's ownership interest in VIEs is limited to holding the obligations issued by them. The Company has no direct or contingent obligations to fund the limited activities of these VIEs, nor does it have any direct or indirect financial guarantees related to the limited activities of these VIEs. The Company has not provided any assistance or any other type of financing support to any of the VIEs it invests in, nor does it have any intention to do so in the future. For those VIEs in which the Company holds debt obligations, the weighted-average lives of the Company's notes are very similar to the underlying collateral held by these VIEs where applicable.

The Company also utilizes unit trust structures in its Aflac Japan segment to invest in various asset classes. As the sole investor of these VIEs, the Company is required to consolidate these entities under U.S. GAAP.

The Company's risk of loss related to its interests in any of its VIEs is limited to the carrying value of the related investments held in the VIE.

VIEs - Consolidated

The following table presents the cost or amortized cost, fair value and balance sheet caption in which the assets and liabilities of consolidated VIEs are reported.
Investments in Consolidated Variable Interest Entities

	September 30, 2017		December 31, 2016
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,274	$5,224	$4,168	$4,982
Perpetual securities, available for sale	239	211	237	208
Equity securities	595	690	972	1,044
Other investments (1)	1,500	1,491	819	789
Other assets (2)	148	148	127	127
Total assets of consolidated VIEs	$6,756	$7,764	$6,323	$7,150
Liabilities:
Other liabilities (2)	$132	$132	$146	$146
Total liabilities of consolidated VIEs	$132	$132	$146	$146
(1) Consists of CMLs, MMLs, and alternative investments in limited partnerships
(2) Consists entirely of derivatives

The Company is substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, the Company has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and is therefore considered to be the primary beneficiary of the VIEs that it consolidates. The Company also participates in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding invested assets and foreign currency, and/or credit default swaps (CDS), as appropriate, and utilizing the cash flows from these securities to service its investment. Neither the Company nor any of its creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, the Company is not a direct counterparty to the swap contracts and has no control over them. The Company's loss exposure to these VIEs is limited to its original investment. The Company's consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of its investment in unit trust structures, the underlying collateral assets and funding of the Company's consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

Investments in Unit Trust Structures

The Company invests through unit trust structures in yen-denominated public equity securities, U.S. dollar-denominated public equity securities, bank loans, commercial mortgage loans, infrastructure debt, middle market loans, and alternative investments in limited partnerships. The Company is the only investor in these trusts and meets the requirements to consolidate these trusts under U.S. GAAP. The yen-denominated and U.S. dollar-denominated equity securities, bank loans and certain infrastructure debt are classified as available for sale in the financial statements. The commercial mortgage loans, middle market loans and certain infrastructure debt that meets the criteria to be classified as a loan are classified as loans held for investment and reflected in other investments on the consolidated balance sheets at amortized cost. Limited partnership investments are recognized as equity method investments.

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which the Company's investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	September 30, 2017		December 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,766	$5,439	$4,729	$5,261
Perpetual securities, available for sale	177	220	172	200
Fixed maturities, held to maturity	2,645	3,047	2,563	2,948
Other investments	50	50	1	1
Total investments in VIEs not consolidated	$7,638	$8,756	$7,465	$8,410

The Company holds alternative investments in limited partnerships that have been determined to be VIEs. These partnerships invest in private equity and structured investments. The Company’s maximum exposure to loss on these investments is limited to the amount of its investment. The Company is not the primary beneficiary of these VIEs and is therefore not required to consolidate them. The Company classifies these investments as Other investments in the consolidated balance sheets.

Certain investments in VIEs that the Company is not required to consolidate are investments that are in the form of debt obligations from the VIEs that are irrevocably and unconditionally guaranteed by their corporate parents or sponsors. These VIEs are the primary financing vehicles used by their corporate sponsors to raise financing in the capital markets. The variable interests created by these VIEs are principally or solely a result of the debt instruments issued by them. The Company does not have the power to direct the activities that most significantly impact the entity's economic performance, nor does it have the obligation to absorb losses of the entity or the right to receive benefits from the entity. As such, the Company is not the primary beneficiary of these VIEs and is therefore not required to consolidate them.

Securities Lending and Pledged Securities

The Company lends fixed-maturity and public equity securities to financial institutions in short-term security-lending transactions. These short-term security-lending arrangements increase investment income with minimal risk. The Company's security lending policy requires that the fair value of the securities and/or unrestricted cash received as collateral be 102% or more of the fair value of the loaned securities. These securities continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. The Company receives cash or other securities as collateral for such loans. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral.

Details of the Company's securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
September 30, 2017
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Public utilities	$37	$0	$37
Banks/financial institutions	37	0	37
Other corporate	434	0	434
Equity securities	14	0	14
Total borrowings	$522	$0	$522
Gross amount of recognized liabilities for securities lending transactions			$522
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
(1) These securities are pledged as collateral under the Company's U.S. securities lending program and can be called at its discretion; therefore, they are classified as Overnight and Continuous.

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
(1) These securities are pledged as collateral under the Company's U.S. securities lending program and can be called at its discretion; therefore, they are classified as Overnight and Continuous.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2017, and December 31, 2016, respectively.

Certain fixed-maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of: (1) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (2) foreign currency forwards and options used to hedge foreign exchange risk from the Company's net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; (3) swaps associated with the Company's notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and its subordinated debentures; (4) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where the Company is the primary beneficiary; and (5) options on interest rate swaps (or interest rate swaptions) and futures used to hedge interest rate risk for certain available-for-sale securities. The Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as an accounting hedge. The Company utilizes a net investment hedge to mitigate foreign exchange exposure resulting from its net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, the Company has designated the majority of the Parent Company's yen-denominated liabilities (notes payable and loans) as nonderivative hedging instruments for this net investment hedge.

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options are shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with U.S. dollar-denominated investments supporting yen-denominated liabilities.

Foreign currency forwards and options are also used to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified future date. In the option transactions, the Company uses a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar).

The Company enters into foreign currency swaps pursuant to which it exchanges an initial principal amount in one currency for an initial principal amount of another currency, with an agreement to re-exchange the currencies at a future date at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in the Company's Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. The Company also uses foreign currency swaps to economically convert certain of its U.S. dollar-denominated senior note and subordinated debenture principal and interest obligations into yen-denominated obligations.

The only CDS that the Company currently holds relates to components of an investment in a VIE and is used to assume credit risk related to an individual security. This CDS contract entitles the consolidated VIE to receive periodic fees in exchange for an obligation to compensate the derivative counterparties should the referenced security issuer experience a credit event, as defined in the contract.

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

Interest rate swaptions are options on interest rate swaps. Interest rate collars are combinations of two swaption positions and are executed in order to hedge certain U.S. dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. The Company uses collars to protect against significant changes in the fair value associated with its U.S. dollar-denominated available-for-sale securities due to interest rates. In order to maximize the efficiency of the collars while minimizing cost, the Company sets the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg.'

Periodically, the Company may enter into other derivative transactions depending on general economic conditions.

Derivative Balance Sheet Classification
The tables below summarize the balance sheet classification of the Company's derivative fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of exposure or credit risk.

	September 30, 2017			December 31, 2016
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$0	$(9)	$75	$0	$(10)
Total cash flow hedges	75	0	(9)	75	0	(10)
Fair value hedges:
Foreign currency forwards	9,278	0	(411)	10,965	0	(759)
Foreign currency options	5,660	0	(20)	4,224	2	(32)
Total fair value hedges	14,938	0	(431)	15,189	2	(791)
Net investment hedge:
Foreign currency forwards	48	1	0	209	5	(2)
Foreign currency options	564	17	(4)	843	41	(17)
Total net investment hedge	612	18	(4)	1,052	46	(19)
Non-qualifying strategies:
Foreign currency swaps	5,387	301	(187)	6,266	490	(220)
Foreign currency forwards	7,124	159	(343)	21,218	667	(956)
Foreign currency options	25	0	0	41	0	(2)
Credit default swaps	89	1	0	86	2	0
Total non-qualifying strategies	12,625	461	(530)	27,611	1,159	(1,178)
Total derivatives	$28,250	$479	$(974)	$43,927	$1,207	$(1,998)
Balance Sheet Location
Other assets	$9,509	$479	$0	$18,329	$1,207	$0
Other liabilities	18,741	0	(974)	25,598	0	(1,998)
Total derivatives	$28,250	$479	$(974)	$43,927	$1,207	$(1,998)

Cash Flow Hedges
Certain of the Company's consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, the Company has designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The maximum length of time for which these cash flows are hedged is nine years. The remaining derivatives in the Company's consolidated VIEs that have not qualified for hedge accounting are included in “non-qualifying strategies.”

Fair Value Hedges
The Company designates and accounts for certain foreign currency forwards and options as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards and options hedge the foreign currency exposure of certain U.S. dollar-denominated investments. The Company recognizes gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness. The change in fair value of the foreign currency option related to the time value of the option is excluded from the assessment of hedge effectiveness.
The Company designates and accounts for interest rate swaptions as fair value hedges when they meet the requirements for hedge accounting. These interest rate swaptions hedge the interest rate exposure of certain U.S. dollar-denominated fixed maturity securities within the investment portfolio of the Company's Aflac Japan segment. The Company recognizes gains and losses on these derivatives and the related hedged items in current earnings within derivative and other gains (losses). The change in the fair value of the interest rate swaptions related to the time value of the option is excluded from the assessment of hedge effectiveness.
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended September 30, 2017:
Foreign currency forwards	Fixed-maturity and equity securities	$(114)	$(53)	$(61)	$61	$0
Foreign currency options	Fixed-maturity securities	(14)	(14)	0	0	0
Nine Months Ended September 30, 2017:
Foreign currency forwards	Fixed-maturity and equity securities	$193	$(151)	$344	$(326)	$18
Foreign currency options	Fixed-maturity securities	3	(8)	11	(10)	1
Three Months Ended September 30, 2016:
Foreign currency forwards	Fixed-maturity and equity securities	$90	$(186)	$276	$(288)	$(12)
Foreign currency options	Fixed-maturity securities	(4)	(4)	0	0	0
Nine Months Ended September 30, 2016:
Foreign currency forwards	Fixed-maturity and equity securities	$2,103	$(278)	$2,381	$(2,406)	$(25)
Foreign currency options	Fixed-maturity securities	2	2	0	0	0

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 8) have been designated as non-derivative hedges and foreign currency forwards and options have been designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan.

The Company used foreign exchange forwards and options to hedge foreign exchange risk on 21.9 billion yen and 45.0 billion yen of profit repatriation received from Aflac Japan in September 2017 and July 2017, respectively. As of September 30, 2017, the Company had foreign exchange forwards and options as part of a hedge on 68.9 billion yen of future profit repatriation.

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2017 and 2016, respectively.
Non-qualifying Strategies
For the Company's derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within derivative and other gains (losses). The amount of gain or loss recognized in earnings for the Company's VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed-maturity or perpetual securities associated with these swaps is recorded through other comprehensive income.
The Parent Company has cross-currency interest rate swap agreements related to its $550 million senior notes due March 2020, $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024, $450 million senior notes due March 2025, and $500 million subordinated debentures due September 2052. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 8 in this report and Note 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.
In 2016, the Company began using foreign exchange forwards to mitigate the currency risk of its U.S. dollar-denominated loan receivables held within the Aflac Japan segment. As of September 30, 2017, the outstanding derivative notional amounts associated with these U.S. dollar-denominated loan receivables were approximately $1.6 billion. The Company has not elected to apply hedge accounting for these loan receivables due to the change in fair value of the foreign exchange forwards and the foreign currency remeasurement of the loan receivables being recorded through current period earnings, and generally offsetting each other within realized investment gains (losses).

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$(1)	$0	$0	$0	$0	$1	$11
Total cash flow hedges	0	(1)	0	0	0	0	1	11
Fair value hedges:
Foreign currency forwards(2)	(53)	0	(198)	0	(133)	0	(303)	0
Foreign currency options(2)	(14)	0	(4)	0	(7)	0	2	0
Total fair value hedges	(67)	0	(202)	0	(140)	0	(301)	0
Net investment hedge:
Non- derivative hedging instruments	0	5	0	(2)	0	(13)	0	(39)
Foreign currency forwards	0	4	0	(28)	0	(24)	0	(161)
Foreign currency options	0	(5)	0	31	0	3	0	0
Total net investment hedge	0	4	0	1	0	(34)	0	(200)
Non-qualifying strategies:
Foreign currency swaps	17	0	(51)	0	43	0	(145)	0
Foreign currency forwards	10	0	144	0	(46)	0	165	0
Credit default swaps	0	0	2	0	0	0	2	0
Total non- qualifying strategies	27	0	95	0	(3)	0	22	0
Total	$(40)	$3	$(107)	$1	$(143)	$(34)	$(278)	$(189)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

The Company reclassified an immaterial amount related to its cash flow hedges from accumulated other comprehensive income (loss) into earnings for the three- and nine-month periods ended September 30, 2017, and reclassified an immaterial amount and a $1 million gain for the three- and nine-month periods ended September 30, 2016, respectively. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three- and nine-month periods ended September 30, 2017 and 2016, respectively. As of September 30, 2017, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of loss due to counterparty default even though it is not a direct counterparty to those contracts.

The Company is a direct counterparty to the foreign currency swaps that it has entered into in connection with certain of its senior notes and subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore the Company is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for the Company's foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet.

As of September 30, 2017, there were 15 counterparties to the Company's derivative agreements, with five comprising 67% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	September 30, 2017			December 31, 2016
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$5,553	$90	$(189)	$6,844	$247	$(308)
A	22,257	381	(718)	36,019	900	(1,621)
BBB	440	8	(67)	1,064	60	(69)
Total	$28,250	$479	$(974)	$43,927	$1,207	$(1,998)

The Company engages in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. The Company mitigates the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that the Company could be required to make depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade.

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $623 million and $1.2 billion as of September 30, 2017, and December 31, 2016, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2017, the Company estimates that it would be required to post a maximum of $5 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

The Company has securities lending agreements with unaffiliated financial institutions that post collateral to the Company in return for the use of its fixed maturity and public equity securities (see Note 3). When the Company has entered into securities lending agreements with the same counterparty, the agreements generally provide for net settlement in the event of default by the counterparty. This right of set-off allows the Company to keep and apply collateral received if the counterparty failed to return the securities borrowed from the Company as contractually agreed.

The tables below summarize the Company's derivatives and securities lending transactions, and as reflected in the tables, in accordance with U.S. GAAP, the Company's policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Asset

September 30, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$331	$0	$331	$(219)	$0	$(112)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	148		148				148
Total derivative assets	479	0	479	(219)	0	(112)	148
Securities lending and similar arrangements	509	0	509	0	0	(509)	0
Total	$988	$0	$988	$(219)	$0	$(621)	$148

December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$1,080	$0	$1,080	$(698)	$0	$(382)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	127		127				127
Total derivative assets	1,207	0	1,207	(698)	0	(382)	127
Securities lending and similar arrangements	513	0	513	0	0	(513)	0
Total	$1,720	$0	$1,720	$(698)	$0	$(895)	$127

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(842)	$0	$(842)	$219	$611	$7	$(5)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(132)		(132)				(132)
Total derivative liabilities	(974)	0	(974)	219	611	7	(137)
Securities lending and similar arrangements	(522)	0	(522)	509	0	0	(13)
Total	$(1,496)	$0	$(1,496)	$728	$611	$7	$(150)

December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(1,852)	$0	$(1,852)	$698	$1,130	$21	$(3)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(146)		(146)				(146)
Total derivative liabilities	(1,998)	0	(1,998)	698	1,130	21	(149)
Securities lending and similar arrangements	(526)	0	(526)	513	0	0	(13)
Total	$(2,524)	$0	$(2,524)	$1,211	$1,130	$21	$(162)

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

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

	September 30, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$29,067	$971	$0	$30,038
Municipalities	0	1,292	0	1,292
Mortgage- and asset-backed securities	0	278	178	456
Public utilities	0	7,938	77	8,015
Sovereign and supranational	0	2,029	0	2,029
Banks/financial institutions	0	6,985	25	7,010
Other corporate	0	31,473	102	31,575
Total fixed maturities	29,067	50,966	382	80,415
Perpetual securities:
Banks/financial institutions	0	1,627	0	1,627
Other corporate	0	236	0	236
Total perpetual securities	0	1,863	0	1,863
Equity securities	905	5	18	928
Other assets:
Foreign currency swaps	0	154	147	301
Foreign currency forwards	0	160	0	160
Foreign currency options	0	17	0	17
Credit default swaps	0	0	1	1
Total other assets	0	331	148	479
Other investments	57	0	0	57
Cash and cash equivalents	4,927	0	0	4,927
Total assets	$34,956	$53,165	$548	$88,669
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$64	$132	$196
Foreign currency forwards	0	754	0	754
Foreign currency options	0	24	0	24
Total liabilities	$0	$842	$132	$974

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$25,387	$827	$0	$26,214
Municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities	0	7,667	16	7,683
Sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions	0	6,038	25	6,063
Other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions	0	1,420	0	1,420
Other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities	1,300	6	3	1,309
Other assets:
Foreign currency swaps	0	365	125	490
Foreign currency forwards	0	672	0	672
Foreign currency options	0	43	0	43
Credit default swaps	0	0	2	2
Total other assets	0	1,080	127	1,207
Other investments	276	0	0	276
Cash and cash equivalents	4,859	0	0	4,859
Total assets	$31,822	$50,853	$369	$83,044
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$84	$146	$230
Foreign currency forwards	0	1,717	0	1,717
Foreign currency options	0	51	0	51
Total liabilities	$0	$1,852	$146	$1,998

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

	September 30, 2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$21,385	$26,455	$0	$0	$26,455
Municipalities	359	0	463	0	463
Mortgage and asset-backed securities	27	0	9	20	29
Public utilities	3,308	0	3,734	0	3,734
Sovereign and supranational	1,527	0	1,846	0	1,846
Banks/financial institutions	2,700	0	2,887	0	2,887
Other corporate	2,692	0	3,185	0	3,185
Other investments (1)	2,011	0	15	1,985	2,000
Total assets	$34,009	$26,455	$12,139	$2,005	$40,599
Liabilities:
Other policyholders’ funds	$6,967	$0	$0	$6,849	$6,849
Notes payable (excluding capital leases)	5,230	506	4,780	265	5,551
Total liabilities	$12,197	$506	$4,780	$7,114	$12,400
(1) Excludes policy loans of $207 and equity method investments of $83, at carrying value

	December 31, 2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,702	$26,040	$0	$0	$26,040
Municipalities	350	0	457	0	457
Mortgage and asset-backed securities	30	0	10	22	32
Public utilities	3,201	0	3,536	0	3,536
Sovereign and supranational	2,602	0	2,877	0	2,877
Banks/financial institutions	3,731	0	3,900	0	3,900
Other corporate	2,734	0	3,179	0	3,179
Other investments	1,174	0	0	1,142	1,142
Total assets	$34,524	$26,040	$13,959	$1,164	$41,163
Liabilities:
Other policyholders’ funds	$6,659	$0	$0	$6,540	$6,540
Notes payable (excluding capital leases)	5,339	0	0	5,530	5,530
Total liabilities	$11,998	$0	$0	$12,070	$12,070

Fair Value of Financial Instruments

Fixed maturities, perpetual securities, and equity securities

The Company determines the fair values of its fixed maturity securities, perpetual securities, and public and privately issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets) and non-binding price quotes the Company obtains from outside brokers.

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

The pricing data and market quotes the Company obtains from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. The output of this analysis is presented to the Company's Valuation and Classification Subcommittee (VCS). Based on the analysis provided to the VCS, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. The

Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

The fixed maturities classified as Level 3 consist of securities with limited or no observable valuation inputs. For Level 3 securities, the Company estimates the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. The Company considers these inputs to be unobservable. The Company also considers a variety of significant valuation inputs in the valuation process, including forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, the Company has determined that certain pricing assumptions and data used by its pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturities, perpetual securities, and equity securities.

	September 30, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$29,067	$971	$0	$30,038
Total government and agencies	29,067	971	0	30,038
Municipalities:
Third party pricing vendor	0	1,292	0	1,292
Total municipalities	0	1,292	0	1,292
Mortgage- and asset-backed securities:
Third party pricing vendor	0	278	0	278
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	278	178	456
Public utilities:
Third party pricing vendor	0	7,938	0	7,938
Broker/other	0	0	77	77
Total public utilities	0	7,938	77	8,015
Sovereign and supranational:
Third party pricing vendor	0	2,029	0	2,029
Total sovereign and supranational	0	2,029	0	2,029
Banks/financial institutions:
Third party pricing vendor	0	6,985	0	6,985
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,985	25	7,010
Other corporate:
Third party pricing vendor	0	31,473	0	31,473
Broker/other	0	0	102	102
Total other corporate	0	31,473	102	31,575
Total fixed maturities	29,067	50,966	382	80,415
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,627	0	1,627
Total banks/financial institutions	0	1,627	0	1,627
Other corporate:
Third party pricing vendor	0	236	0	236
Total other corporate	0	236	0	236
Total perpetual securities	0	1,863	0	1,863
Equity securities:
Third party pricing vendor	905	5	0	910
Broker/other	0	0	18	18
Total equity securities	905	5	18	928
Total securities available for sale	$29,972	$52,834	$400	$83,206

	September 30, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,455	$0	$0	$26,455
Total government and agencies	26,455	0	0	26,455
Municipalities:
Third party pricing vendor	0	463	0	463
Total municipalities	0	463	0	463
Mortgage- and asset-backed securities:
Third party pricing vendor	0	9	0	9
Broker/other	0	0	20	20
Total mortgage- and asset-backed securities	0	9	20	29
Public utilities:
Third party pricing vendor	0	3,734	0	3,734
Total public utilities	0	3,734	0	3,734
Sovereign and supranational:
Third party pricing vendor	0	1,846	0	1,846
Total sovereign and supranational	0	1,846	0	1,846
Banks/financial institutions:
Third party pricing vendor	0	2,887	0	2,887
Total banks/financial institutions	0	2,887	0	2,887
Other corporate:
Third party pricing vendor	0	3,185	0	3,185
Total other corporate	0	3,185	0	3,185
Total securities held to maturity	$26,455	$12,124	$20	$38,599

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$25,387	$827	$0	$26,214
Total government and agencies	25,387	827	0	26,214
Municipalities:
Third party pricing vendor	0	1,295	0	1,295
Total municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,139	0	1,139
Broker/other	0	0	198	198
Total mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities:
Third party pricing vendor	0	7,667	0	7,667
Broker/other	0	0	16	16
Total public utilities	0	7,667	16	7,683
Sovereign and supranational:
Third party pricing vendor	0	1,469	0	1,469
Total sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions:
Third party pricing vendor	0	6,038	0	6,038
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,038	25	6,063
Other corporate:
Third party pricing vendor	0	29,699	0	29,699
Total other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,420	0	1,420
Total banks/financial institutions	0	1,420	0	1,420
Other corporate:
Third party pricing vendor	0	213	0	213
Total other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities:
Third party pricing vendor	1,300	6	0	1,306
Broker/other	0	0	3	3
Total equity securities	1,300	6	3	1,309
Total securities available for sale	$26,687	$49,773	$242	$76,702

	December 31, 2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,040	$0	$0	$26,040
Total government and agencies	26,040	0	0	26,040
Municipalities:
Third party pricing vendor	0	457	0	457
Total municipalities	0	457	0	457
Mortgage- and asset-backed securities:
Third party pricing vendor	0	10	0	10
Broker/other	0	0	22	22
Total mortgage- and asset-backed securities	0	10	22	32
Public utilities:
Third party pricing vendor	0	3,536	0	3,536
Total public utilities	0	3,536	0	3,536
Sovereign and supranational:
Third party pricing vendor	0	2,877	0	2,877
Total sovereign and supranational	0	2,877	0	2,877
Banks/financial institutions:
Third party pricing vendor	0	3,900	0	3,900
Total banks/financial institutions	0	3,900	0	3,900
Other corporate:
Third party pricing vendor	0	3,179	0	3,179
Total other corporate	0	3,179	0	3,179
Total securities held to maturity	$26,040	$13,959	$22	$40,021

The following is a discussion of the determination of fair value of the Company's remaining financial instruments.

Derivatives

The Company uses derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified in the same fair value hierarchy level as the associated asset. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility.

The fair values of the foreign currency forwards, options, and interest rate swaptions associated with certain investments; the foreign currency forwards and options used to hedge foreign exchange risk from the Company's net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; and the foreign currency swaps associated with certain senior notes and subordinated debentures are based on the amounts the Company would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

For derivatives associated with VIEs where the Company is the primary beneficiary, the Company is not the direct counterparty to the swap contracts. As a result, the fair value measurements incorporate the credit risk of the collateral associated with the VIE. The Company receives valuations from a third party pricing vendor for these derivatives. Based on an analysis of these derivatives and a review of the methodology employed by the pricing vendor, the Company determined that due to the long duration of these swaps and the need to extrapolate from short-term observable data to derive and measure long-term inputs, certain inputs, assumptions and judgments are required to value future cash flows that cannot be corroborated by current inputs or current observable market data. As a result, the derivatives associated with the Company's consolidated VIEs are classified as Level 3 of the fair value hierarchy.

Other investments

Other investments where fair value is disclosed above include short-term investments and loan receivables. Loan receivables include commercial mortgage loans and middle market loans. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or London Interbank Offered Rate (LIBOR) yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. These spreads are provided by the applicable asset managers based on their knowledge of the current loan pricing environment and market conditions. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy.

Other policyholders' funds

The largest component of the other policyholders' funds liability is the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums. For this product, the Company estimates the fair value to be equal to the cash surrender value. This is analogous to the value paid to policyholders on the valuation date if they were to surrender their policy. The Company periodically checks the cash value against discounted cash flow projections for reasonableness. The Company considers its inputs for this valuation to be unobservable and have accordingly classified this valuation as Level 3.

Notes payable

As of December 31, 2016, the fair values of the Company's publicly issued notes payable were obtained from a limited number of independent brokers and classified as Level 3 within the fair value hierarchy. However, in 2017 recognizing the similarities of the Company's publicly issued notes payable to fixed income securities in its investment portfolios, the Company aligned the determination of the fair values of these liabilities with its practices of determining asset fair values whereby the Company utilizes available sources of observable inputs from third party pricing vendors; therefore, the fair values of the Company's publicly issued notes payable were reclassified into Level 2 from Level 3 in the first quarter of 2017. Further review of available sources for these liabilities has led to reclassifying the Parent Company’s subordinated debentures into Level 1 from Level 2 in the second quarter of 2017 given these securities are listed and traded on an exchange where their valuations reflect quoted market prices for identical assets or liabilities in an active market. The fair values of the Company's yen-denominated loans approximate their carrying values.

Transfers between Hierarchy Levels and Level 3 Rollforward

During the three- and nine-month periods ended September 30, 2017 and 2016, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of the Company's available-for-sale investments and derivatives classified as Level 3.

Three Months Ended September 30, 2017
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$188	$53	$25	$77	$14	$7	$2	$366
Realized investment gains (losses) included in earnings	0	0	0	0	0	8	(1)	7
Unrealized gains (losses) included in other comprehensive income (loss)	(2)	0	0	1	0	0	0	(1)
Purchases, issuances, sales and settlements:
Purchases	0	24	0	25	4	0	0	53
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	(1)	0	0	0	(1)
Settlements	(8)	0	0	0	0	0	0	(8)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$77	$25	$102	$18	$15	$1	$416
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$8	$(1)	$7
(1) Derivative assets and liabilities are presented net

Three Months Ended September 30, 2016
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$252	$0	$26	$0	$3	$59	$1	$341
Realized investment gains (losses) included in earnings	0	0	0	0	0	(18)	2	(16)
Unrealized gains (losses) included in other comprehensive income (loss)	1	0	0	0	0	0	0	1
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(13)	0	0	0	0	0	0	(13)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$240	$0	$26	$0	$3	$41	$3	$313
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$(18)	$2	$(16)
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2017
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16	$25	$0	$3	$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0	0	0	0	36	(1)	35
Unrealized gains (losses) included in other comprehensive income (loss)	4	0	0	3	0	0	0	7
Purchases, issuances, sales and settlements:
Purchases	0	61	0	100	16	0	0	177
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	(1)	(1)	0	0	(2)
Settlements	(24)	0	0	0	0	0	0	(24)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$77	$25	$102	$18	$15	$1	$416
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$36	$(1)	$35
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2016
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$0	$26	$0	$3	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	0	250	2	252
Unrealized gains (losses) included in other comprehensive income (loss)	48	0	0	0	0	(16)	0	32
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(28)	0	0	0	0	(1)	0	(29)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$240	$0	$26	$0	$3	$41	$3	$313
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$250	$2	$252
(1) Derivative assets and liabilities are presented net

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 available-for-sale investments and derivatives. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$178	Consensus pricing	Offered quotes	N/A	(d)
Public utilities	77	Discounted cash flow	Historical volatility	N/A	(d)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(d)
Other corporate	102	Discounted cash flow	Historical volatility	N/A	(e)
Equity securities	18	Net asset value	Offered quotes	$1 - $724 ($6)
Other assets:
Foreign currency swaps	27	Discounted cash flow	Interest rates (USD)	2.29% - 2.53%	(a)
			Interest rates (JPY)	.26% - .86%	(b)
			CDS spreads	11 - 116 bps
			Foreign exchange rates	21.00%	(c)
	45	Discounted cash flow	Interest rates (USD)	2.29% - 2.53%	(a)
			Interest rates (JPY)	.26% - .86%	(b)
			CDS spreads	11 - 83 bps
	75	Discounted cash flow	Interest rates (USD)	2.29% - 2.53%	(a)
			Interest rates (JPY)	.26% - .86%	(b)
			Foreign exchange rates	21.00%	(c)
Credit default swaps	1	Discounted cash flow	Base correlation	62.73% - 66.88%	(e)
			CDS spreads	19 bps
			Recovery rate	37.24%
Total assets	$548
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps
(c) Based on 10 year volatility of JPY/USD exchange rate
(d) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(e) Range of base correlation for the Company's bespoke tranche for attachment and detachment points corresponding to market indices.

September 30, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Other liabilities:
Foreign currency swaps	$112	Discounted cash flow	Interest rates (USD)	2.29% - 2.53%	(a)
			Interest rates (JPY)	.26% - .86%	(b)
			CDS spreads	11 - 116 bps
			Foreign exchange rates	21.00%	(c)
	11	Discounted cash flow	Interest rates (USD)	2.29% - 2.53%	(a)
			Interest rates (JPY)	.26% - .86%	(b)
			CDS spreads	9 - 120 bps
	9	Discounted cash flow	Interest rates (USD)	2.29% - 2.53%	(a)
			Interest rates (JPY)	.26% - .86%	(b)
			Foreign exchange rates	21.00%	(c)
Total liabilities	$132
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps
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
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps
(c) Based on 10 year volatility of JPY/USD exchange rate
(d) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(e) Range of base correlation for the Company's bespoke tranche for attachment and detachment points corresponding to market indices

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
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps
(c) Based on 10 year volatility of JPY/USD exchange rate

The following is a discussion of the significant unobservable inputs or valuation techniques used in determining the fair value of securities and derivatives classified as Level 3.

Net Asset Value

The Company holds certain unlisted equity securities whose fair value is derived based on the financial statements published by the investee. These securities do not trade on an active market and the valuations derived are dependent on the availability of timely financial reporting of the investee. Net asset value is an unobservable input in the determination of fair value of equity securities.

Offered Quotes

In circumstances where the Company's valuation model price is overridden because it implies a value that is not consistent with current market conditions, the Company will solicit bids from a limited number of brokers. The Company also receives unadjusted prices from brokers for its mortgage and asset-backed securities. These quotes are non-binding but are reflective of valuation best estimates at that particular point in time. Offered quotes are an unobservable input in the determination of fair value of mortgage- and asset-backed securities, certain banks/financial institutions, certain other corporate, and equity securities investments.

Interest Rates, CDS Spreads, Foreign Exchange Rates

The significant drivers of the valuation of the interest and foreign exchange swaps are interest rates, foreign exchange rates and CDS spreads. The Company's swaps have long maturities that increase the sensitivity of the swaps to interest rate fluctuations. Since most of the Company's yen-denominated cross currency swaps are in a net liability position, an increase in interest rates will decrease the liabilities and increase the value of the swap.
Foreign exchange swaps also have a lump-sum final settlement of foreign exchange principal receivables at the termination of the swap. An increase in yen interest rates will decrease the value of the final settlement foreign exchange receivables and decrease the value of the swap, and an increase in U.S. dollar interest rates will increase the swap value.
A similar sensitivity pattern is observed for the foreign exchange rates. When the spot U.S. dollar/Japanese yen (USD/JPY) foreign exchange rate decreases and the swap is receiving a final exchange payment in JPY, the swap value will increase due to the appreciation of the JPY. Most of the Company's swaps are designed to receive payments in JPY at the termination and will thus be impacted by the USD/JPY foreign exchange rate in this way. In cases where there is no final foreign exchange receivable in JPY and the Company is paying JPY as interest payments and receiving USD, a decrease in the foreign exchange rate will lead to a decrease in the swap value.

The extinguisher feature in most of the Company's VIE swaps results in a cessation of cash flows and no further payments between the parties to the swap in the event of a default on the referenced or underlying collateral. To price this feature, the Company applies the survival probability of the referenced entity to the projected cash flows. The survival probability uses the CDS spreads and recovery rates to adjust the present value of the cash flows. For extinguisher swaps with positive values, an increase in CDS spreads decreases the likelihood of receiving the final exchange payments and reduces the value of the swap.

Base Correlations, CDS Spreads, Recovery Rates

The Company's remaining collateralized debt obligation (CDO) is a tranche on a basket of single-name credit default swaps. The risk in this synthetic CDO comes from the single-name CDS risk and the correlations between the single names. The valuation of synthetic CDOs is dependent on the calibration of market prices for interest rates, single name CDS default probabilities and base correlation using financial modeling tools. Since there is limited or no observable data available for this tranche, the base correlations must be obtained from commonly traded market tranches such as the CDX and iTraxx indices. From the historical prices of these indices, base correlations can be obtained to develop a pricing curve of CDOs with different seniorities. Since the reference entities of the market indices do not match those in the portfolio underlying the synthetic CDO to be valued, several processing steps are taken to map the CDO in the Company's portfolio to the indices. With the base correlation determined and the appropriate spreads selected, a valuation is calculated. An increase in the CDS spreads in the underlying portfolio leads to a decrease in the value due to higher probability of defaults and losses. The impact on the valuation due to base correlation depends on a number of factors, including the riskiness between market tranches and the modeled tranche based on the Company's portfolio and the equivalence between detachment points in these tranches. Generally speaking, an increase in base correlation will decrease the value of the senior tranches while increasing the value of junior tranches. This may result in a positive or negative value change.

The CDO tranche in the Company's portfolio is a senior mezzanine tranche and, due to the low level of credit support for this type of tranche, exhibits equity-like behavior. As a result, an increase in recovery rates tends to cause its value to decrease.

Base correlations, CDS spreads, and recovery rates are unobservable inputs in the determination of fair value of credit default swaps.

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Unpaid supplemental health claims, beginning of period	$3,872	$3,941	$3,707	$3,548
Less reinsurance recoverables	30	30	27	26
Net balance, beginning of period	3,842	3,911	3,680	3,522
Add claims incurred during the period related to:
Current year	1,759	1,843	5,278	5,309
Prior years	(126)	(148)	(386)	(374)
Total incurred	1,633	1,695	4,892	4,935
Less claims paid during the period on claims incurred during:
Current year	1,357	1,462	3,074	3,160
Prior years	234	232	1,697	1,722
Total paid	1,591	1,694	4,771	4,882
Effect of foreign exchange rate changes on unpaid claims	(14)	42	69	379
Net balance, end of period	3,870	3,954	3,870	3,954
Add reinsurance recoverables	30	31	30	31
Unpaid supplemental health claims, end of period	3,900	3,985	3,900	3,985
Unpaid life claims, end of period	468	361	468	361
Total liability for unpaid policy claims	$4,368	$4,346	$4,368	$4,346

The incurred claims development related to prior years reflects favorable claims experience, compared with previous estimates, primarily in the Company's lines of business in Japan. The favorable claims development of $386 million for the nine-month period ended September 30, 2017 comprises approximately $301 million from Japan, which represents approximately 78% of the total. Excluding the impact of foreign exchange of a loss of approximately $13 million from December 31, 2016 to September 30, 2017, the favorable claims development in Japan would have been approximately $315 million, representing approximately 82% of the total.

The Company has experienced continued favorable claim trends in 2017 for its core health products in Japan. The Company's experience in Japan related to the average length of stay in the hospital for cancer treatment has shown continued decline in the current period. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

7.	REINSURANCE

The Company periodically enters into fixed quota-share coinsurance agreements with other companies in the normal course of business. For each of its reinsurance agreements, the Company determines whether the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits are reported net of insurance ceded.

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $942 million, as of September 30, 2017, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $906 million and $860 million as of September 30, 2017, and December 31, 2016, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 3% and ceded reserves increased approximately 2% from December 31, 2016, to September 30, 2017.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Direct premium income	$4,734	$5,119	$14,210	$14,724
Ceded to other companies:
Ceded Aflac Japan closed blocks	(130)	(148)	(390)	(423)
Other	(12)	(13)	(37)	(37)
Assumed from other companies:
Retrocession activities	54	62	163	177
Other	2	2	5	6
Net premium income	$4,648	$5,022	$13,951	$14,447

Direct benefits and claims	$3,157	$3,463	$9,403	$9,898
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(118)	(135)	(359)	(385)
Eliminations	13	16	39	44
Other	(9)	(10)	(31)	(26)
Assumed from other companies:
Retrocession activities	53	59	159	168
Eliminations	(13)	(16)	(39)	(44)
Other	0	1	2	2
Benefits and claims, net	$3,083	$3,378	$9,174	$9,657

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement was renewed in 2016 and is effective until December 31, 2017. There are also additional commitment periods of a one-year duration each which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration.

The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2017, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	September 30, 2017	December 31, 2016
2.65% senior notes paid February 2017	$0	$649
2.40% senior notes due March 2020	545	547
4.00% senior notes due February 2022	346	348
3.625% senior notes due June 2023	694	696
3.625% senior notes due November 2024	743	745
3.25% senior notes due March 2025	445	445
2.875% senior notes due October 2026	298	298
6.90% senior notes due December 2039	221	220
6.45% senior notes due August 2040	256	254
4.00% senior notes due October 2046	394	394
5.50% subordinated debentures due September 2052	494	486
Yen-denominated senior notes:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	529	0
Yen-denominated loans:
Variable interest rate loan due September 2021 (.31% in 2017 and 2016, principal amount 5.0 billion yen)	44	43
Variable interest rate loan due September 2023 (.46% in 2017 and 2016, principal amount 25.0 billion yen)	221	214
Capitalized lease obligations payable through 2024	18	21
Total notes payable	$5,248	$5,360
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

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of September 30, 2017, the Company did not have any borrowings outstanding under its $100 million credit agreement.

The Parent Company has a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at the Company's option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of September 30, 2017, the Parent Company did not have any borrowings outstanding under its 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. This credit agreement provides for borrowings in Japanese yen or the equivalent of Japanese yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at the Company's option, either (a) a eurocurrency rate determined by reference to the LIBOR for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of September 30, 2017, the Company did not have any borrowings outstanding under its 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of September 30, 2017, the Company did not have any borrowings outstanding under its $50 million credit agreement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2017. No events of default or defaults occurred during the nine-month period ended September 30, 2017.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

9.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2017	2016
Common stock - issued:
Balance, beginning of period	671,249	669,723
Exercise of stock options and issuance of restricted shares	1,420	1,261
Balance, end of period	672,669	670,984
Treasury stock:
Balance, beginning of period	265,439	245,343
Purchases of treasury stock:
Open market	13,898	18,774
Other	435	329
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(696)	(822)
Exercise of stock options	(263)	(554)
Other	(19)	(107)
Balance, end of period	278,794	262,963
Shares outstanding, end of period	393,875	408,021

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Anti-dilutive share-based awards	266	109	335	1,162

Share Repurchase Program

During the first nine months of 2017, the Company repurchased 13.9 million shares of its common stock in the open market for $1.0 billion as part of its share repurchase program. During the first nine months of 2016, the Company repurchased 18.8 million shares of its common stock in the open market for $1.2 billion as part of its share repurchase program. In August 2017, the Company's board of directors authorized the purchase of an additional 40 million shares of its common stock. As of September 30, 2017, a remaining balance of 52.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,580)	$5,173	$(23)	$(169)	$3,401
Other comprehensive income (loss) before reclassification	(135)	296	0	(2)	159
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	0	3	(29)
Net current-period other comprehensive income (loss)	(135)	264	0	1	130
Balance, end of period	$(1,715)	$5,437	$(23)	$(168)	$3,531
All amounts in the table above are net of tax.

Three Months Ended September 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(847)	$6,441	$(19)	$(143)	$5,432
Other comprehensive income (loss) before reclassification	253	(342)	0	(1)	(90)
Amounts reclassified from accumulated other comprehensive income (loss)	0	21	0	1	22
Net current-period other comprehensive income (loss)	253	(321)	0	0	(68)
Balance, end of period	$(594)	$6,120	$(19)	$(143)	$5,364
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
Other comprehensive income (loss) before reclassification	268	653	1	(8)	914
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	0	8	(13)
Net current-period other comprehensive income (loss)	268	632	1	0	901
Balance, end of period	$(1,715)	$5,437	$(23)	$(168)	$3,531
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	1,602	3,155	7	(7)	4,757
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	0	3	(18)
Net current-period other comprehensive income (loss)	1,602	3,134	7	(4)	4,739
Balance, end of period	$(594)	$6,120	$(19)	$(143)	$5,364
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$56	Sales and redemptions
	(6)	Other-than-temporary impairment losses realized
	50	Total before tax
	(18)	Tax (expense) or benefit(1)
	$32	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$29	Net of tax
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

(In millions)	Nine Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$56	Sales and redemptions
	(23)	Other-than-temporary impairment losses realized
	33	Total before tax
	(12)	Tax (expense) or benefit(1)
	$21	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(12)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	4	Tax (expense) or benefit(1)
	$(8)	Net of tax
Total reclassifications for the period	$13	Net of tax
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

10.    SHARE-BASED COMPENSATION

As of September 30, 2017, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the “Plan”). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2017, approximately 20.6 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2017, the only performance-based awards issued and outstanding were restricted stock awards.

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

The following table provides information on stock options outstanding and exercisable at September 30, 2017.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	4,181	5.4	$108	$55.61
Exercisable	2,563	3.6	79	50.73

The Company received cash from the exercise of stock options in the amount of $48 million during the first nine months of 2017, compared with $59 million in the first nine months of 2016. The tax benefit realized as a result of stock option exercises and restricted stock releases was $37 million in the first nine months of 2017, compared with $29 million in the first nine months of 2016.

As of September 30, 2017, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $43 million, of which $17 million (968 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.1 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2016	1,868	$61.76
Granted in 2017	555	72.85
Canceled in 2017	(79)	64.22
Vested in 2017	(486)	62.22
Restricted stock at September 30, 2017	1,858	$64.71

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

On January 1, 2017, the Company adopted accounting guidance related to employee share-based payment accounting, which requires an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. The Company has made an entity-wide accounting policy election to estimate the number of awards that are expected to vest (consistent with the Company's prior policy). The election and adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2016 Annual Report.

11.	BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the United States, however the U.S. plan was frozen to new participants effective October 1, 2013. The Company also maintains non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees, however the U.S. plan was frozen to new participants effective January 1, 2015. U.S. employees who are not participants in the defined benefit plan receive a nonelective 401(k) employer contribution.

The Company provides certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents ("other postretirement benefits"). The health care plan is contributory and unfunded. Effective January 1, 2014, employees eligible for benefits included the following: (1) active employees whose age plus service, in years, equaled or exceeded 80 (rule of 80); (2) active employees who were age 55 or older and have met the 15 years of service requirement; (3) active employees who would meet the rule of 80 in the next five years; (4) active employees who were age 55 or older and who would meet the 15 years of service requirement within the next five years; and (5) current retirees. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

Pension and other postretirement benefit expenses, included in acquisition and operating expenses in the consolidated statement of earnings, included the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$4	$4	$6	$5	$0	$0
Interest cost	2	2	8	8	0	0
Expected return on plan assets	(1)	(1)	(6)	(6)	0	0
Amortization of net actuarial loss	1	0	3	4	0	0
Amortization of prior service cost (credit)	0	0	0	0	0	(2)
Net periodic (benefit) cost	$6	$5	$11	$11	$0	$(2)

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$13	$12	$18	$17	$0	$0
Interest cost	5	5	24	24	1	1
Expected return on plan assets	(3)	(3)	(17)	(17)	0	0
Amortization of net actuarial loss	2	1	10	10	0	1
Amortization of prior service cost (credit)	0	0	0	0	0	(8)
Net periodic (benefit) cost	$17	$15	$35	$34	$1	$(6)

During the nine months ended September 30, 2017, Aflac Japan contributed approximately $18 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2017) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $40 million to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2017, the Company entered into an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for its Japanese operation. As of September 30, 2017, the agreement has a remaining term of five years and an aggregate remaining cost of 7.8 billion yen ($69 million using the September 30, 2017, exchange rate).

The Company is a defendant in various lawsuits considered to be in the normal course of business. Members of the Company's senior legal and financial management teams review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The

Company expects a majority of these assessments to be paid over the next year and a majority of the tax credits to be realized over the next five years. The Company uses the most current cost estimate provided by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits. To the extent Medicare part D related premiums are included in the industry premiums within the latest NOLHGA annual report, the Company's assessments estimate will increase. Since this information is not available at this time, the Company cannot at this time estimate the extent of the increase, if any. Guaranty fund assessments in the second and third quarters of 2017 were immaterial.

13.	SUBSEQUENT EVENTS

In October 2017, the Parent Company issued 60.0 billion yen of subordinated debentures through a public debt offering under its U.S. shelf registration statement. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of the interest of the debentures will be reset every five years at a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semi-annually in arrears and have a 30-year maturity. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) in 10 years, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption.

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	failure to execute or implement the conversion of the Japan branch to a legal subsidiary

•	limited availability of acceptable yen-denominated investments

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	governmental actions for the purpose of stabilizing the financial markets

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	ongoing changes in the Company's industry

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	defaults and credit downgrades of investments

•	ability to attract and retain qualified sales associates and employees

•	decline in creditworthiness of other financial institutions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	decreases in the Company's financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of the Company's investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•	significant valuation judgments in determination of amount of impairments taken on the Company's investments

•	catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, acts of terrorism and damage incidental to such events

•	changes in U.S. and/or Japanese accounting standards

•	loss of consumer trust resulting from events external to the Company's operations

•	increased expenses and reduced profitability resulting from changes in assumptions for pension and other postretirement benefit plans

•	level and outcome of litigation

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2017 and 2016, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report). This MD&A is divided into the following sections:

•	The Company's Business

•	Performance Highlights

•	Critical Accounting Estimates

•	Results of Operations, consolidated and by segment

•	Analysis of Financial Condition

•	Capital Resources and Liquidity, including discussion of availability of capital and the sources and uses of cash

THE COMPANY'S BUSINESS
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company’s insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac’s policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and its branch in Japan service the two markets for its insurance business.

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at September 30, 2017 was 112.73, or 3.3% stronger than the spot yen/dollar exchange rate of 116.49 at December 31, 2016. The weighted-average yen/dollar exchange rate for the three-month period ended September 30, 2017 was 111.03, or 7.8% weaker than the weighted-average yen/dollar exchange rate of 102.37 for the same period in 2016. The weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2017 was 111.89, or 3.0% weaker than the weighted-average yen/dollar exchange rate of 108.58 for the same period in 2016.
Revenues were $5.5 billion in the third quarter of 2017, compared with $5.7 billion in the third quarter of 2016. Net earnings were $716 million, or $1.80 per diluted share in the third quarter of 2017, compared with $629 million, or $1.53 per diluted share, in the third quarter of 2016. The increase in net earnings in the third quarter of 2017 primarily reflects realized investment gains compared with realized investment losses in the third quarter of 2016.

Revenues were $16.2 billion in the first nine months of 2017, compared with $16.6 billion in the first nine months of 2016. The decline in revenues was primarily driven by the change in the yen/dollar exchange rate as noted. Net earnings were $2.0 billion, or $5.05 per diluted share, in the first nine months of 2017, compared with $1.9 billion, or $4.59 per diluted share, for the first nine months of 2016.

Results in the third quarter of 2017 included pretax net realized investment gains of $30 million, compared with net realized investment losses of $164 million in the third quarter of 2016. Net investment gains in the third quarter of 2017 included $8 million of other-than-temporary impairment losses; $61 million of net gains from the sale or redemption of securities; and $23 million of net losses from derivatives and foreign currency gains (losses).

Results in the first nine months of 2017 included pretax net realized investment losses of $166 million, compared with net realized investment losses of $358 million in the first nine months of 2016. Net investment losses in the first nine months of 2017 included $27 million of other-than-temporary impairment losses; $60 million of net gains from the sale or redemption of securities; and $199 million of net losses from derivatives and foreign currency gains (losses).

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

In the first nine months of 2017, the Company repurchased 13.9 million shares of its common stock in the open market for $1.0 billion under its share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 80% of its liabilities are reported as of September 30, 2017, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that the Company has identified as critical accounting estimates during the nine months ended September 30, 2017. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2016 Annual Report.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following discussion includes references to the Company's performance measures, operating earnings, operating earnings per diluted share, and amortized hedge costs, which are not calculated in accordance with U.S. GAAP. These measures exclude items that the Company believes may obscure the underlying fundamentals and trends in the Company's insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with its insurance operations. The Company's management uses operating earnings and operating earnings per diluted share to evaluate the financial performance of its insurance operations on a consolidated basis, and the Company believes that a presentation of these measures is vitally important to an understanding of its underlying profitability drivers and trends of its insurance business. The Company believes that amortized hedge costs, which are a component of operating earnings, measure the periodic currency risk management costs associated with hedging a portion of Aflac Japan’s U.S. dollar-denominated investments and are an important component of net investment income.

Aflac defines operating earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable and amortized hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, change in loan loss reserves and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. The Company defines operating earnings per share (basic or dilutive) to be operating earnings for the period divided by the weighted average outstanding shares (basic or dilutive) for the period presented.

Because a significant portion of the Company's business is conducted in Japan and foreign exchange rates are outside of management’s control, the Company believes it is important to understand the impact of translating Japanese yen into U.S. dollars. Operating earnings and operating earnings per diluted share excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior year period, which eliminates dollar based fluctuations driven solely from currency rate changes.

The following table is a reconciliation of items impacting operating earnings and operating earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively.
Reconciliation of Net Earnings to Operating Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net earnings	$716	$629	$1.80	$1.53	$2,021	$1,908	$5.05	$4.59
Items impacting net earnings:
Realized investment (gains) losses:
Securities transactions and impairments	(53)	37	(.13)	.09	(33)	(29)	(.08)	(.07)
Certain derivative and foreign currency (gains) losses (2),(3),(4)	(18)	93	(.05)	.23	90	327.22		.79
Other and non-recurring (income) loss (4)	10	0.03		.00	38	0.09		.00
Income tax (benefit) expense on items excluded from operating earnings(2),(5)	21	(46)	.05	(.11)	(33)	(104)	(.08)	(.25)
Operating earnings	676	713	1.70	1.74	2,083	2,101	5.20	5.06
Current period foreign currency impact (6)	29	N/A	.07	N/A	31	N/A	.08	N/A
Operating earnings excluding current period foreign currency impact (7)	$705	$713	$1.77	$1.74	$2,114	$2,101	$5.28	$5.06
(1) Amounts may not foot due to rounding.
(2) Excludes amortized hedge costs of $60 and $54 for the three-month periods and $168 and $123 for the nine-month periods ended September 30, 2017, and 2016, respectively, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of operating earnings to conform to current year reporting. See "Hedge Costs" discussion below for further information.
(3) Excludes a gain of $19 and $20 for the three-month periods and $60 and $64 for the nine-month periods ended September 30, 2017 and 2016, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(4) Foreign currency gains (losses) for all periods have been reclassified from other income (loss) to realized investment gains (losses) - certain derivative and foreign currency gains (losses) for consistency with current period presentation.
(5) Calculated using a 35% tax rate
(6) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(7) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates dollar-based fluctuations driven solely from currency rate changes.

Realized Investment Gains and Losses

The Company's investment strategy is to invest primarily in fixed-maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. The Company does not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of the Company's insurance products.

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

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include foreign currency forwards and options, interest rate swaptions and futures on certain fixed-maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; foreign currency swaps associated with certain senior notes and subordinated debentures; and foreign currency swaps and credit defaults swaps held in consolidated variable interest entities (VIEs). Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also includes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate as a non-operating item. Certain derivative and foreign currency gains (losses) exclude amortized hedge costs (see Hedge Cost section below) and the interest rate component of the change in fair value of foreign currency swaps on notes payable that are both classified as operating items.

Hedge Costs

Effective January 1, 2017, operating earnings includes the impact of amortized hedge costs. Amortized hedge costs represent costs incurred in using foreign currency forward contracts to hedge the foreign exchange risk of a portion of U.S. dollar-denominated assets in the Company's Japan segment investment portfolio. These amortized hedge costs are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate, recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs. Prior year operating earnings have been revised to conform to this change. Beginning in 2016, the Company changed its non-U.S. GAAP reporting for these hedge costs by amortizing them evenly over the life of the foreign currency forward contracts. In 2016, the Company began increasing the duration of the foreign currency forward contracts used to hedge its U.S. dollar-denominated assets in Aflac Japan's investment portfolio to cover periods extending beyond one year. Therefore, recognizing these costs over the extended hedging periods provides a better measure of the Company's costs, and better reflects the economics of how hedge costs emerge over the life of the hedge. For additional information regarding the change in methodology for hedge costs, see the Hedge Costs subsection of MD&A in the 2016 Annual Report.

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

Other and Non-recurring Items

The United States insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. The system can result in periodic charges to the Company as a result of insolvencies/bankruptcies that occur with other companies in the life insurance industry. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These charges neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance, but result from external situations not controlled by the Company.

Based on the underlying nature of these assessments, effective January 1, 2017, the Company adopted a policy of excluding any charges associated with U.S. guaranty fund assessments and the corresponding tax benefit or expense from operating earnings.

For the Penn Treaty liquidation that was recognized by judicial authority in March 2017, the Company estimated and recognized a discounted liability for assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. Guaranty fund assessments in the second and third quarters of 2017 were immaterial. For additional information regarding guaranty fund assessments, see Note 12 of the Notes to the Consolidated Financial Statements.

Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $10 million in the three-month period and $24 million for the nine-month period ended September 30, 2017.

Foreign Currency Translation

Aflac Japan’s premiums and a significant portion of its investment income are received in yen, and its claims and most expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into dollars for financial reporting purposes. The Company translates Aflac Japan’s yen-denominated income statement into dollars using the average exchange rate for the reporting period, and the Company translates its yen-denominated balance sheet using the exchange rate at the end of the period.
Due to the size of Aflac Japan, whose functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. Because changes in exchange rates distort the Company's operating results when translated into dollars, management evaluates the Company's financial performance excluding the impact of foreign currency translation.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 33.4% for the three-month period ended September 30, 2017, compared with 34.7% for the same period in 2016. The decline in the quarterly tax rate was primarily due to the adoption of a new accounting standard related to stock compensation. The Company's combined U.S. and Japanese effective tax rate on pretax earnings was 33.1% for the nine-month period ended September 30, 2017, compared with 34.5% for the same period in 2016. The decline in the year-to-date tax rate was primarily due to a $24 million favorable resolution of uncertain tax positions related to tax years that closed in 2017, in addition to benefits associated with filing amended tax returns and the adoption of new accounting guidance related to stock compensation.

INSURANCE OPERATIONS

Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan, which operates as a branch of Aflac, is the principal contributor to consolidated earnings. U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets.

We evaluate the Company's sales efforts using new annualized premium sales, an industry operating measure. New annualized premium sales, which include both new sales and the incremental increase in premiums due to conversions, generally represent the premiums that the Company would collect over a 12-month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Operating Earnings
Changes in Aflac Japan’s pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net premium income	$3,200	$3,596	$9,616	$10,177
Net investment income:
Yen-denominated investment income	326	356	972	1,015
U.S. dollar-denominated investment income	295	305	872	910
Net investment income	621	661	1,844	1,925
Amortized hedge costs related to foreign currency denominated investments	60	54	168	123
Net investment income, less amortized hedge costs	561	607	1,676	1,802
Other income (loss)	11	10	31	29
Total operating revenues	3,772	4,213	11,323	12,008
Benefits and claims, net	2,300	2,603	6,859	7,341
Operating expenses:
Amortization of deferred policy acquisition costs	155	166	477	484
Insurance commissions	186	208	559	593
Insurance and other expenses	383	409	1,120	1,154
Total operating expenses	724	783	2,156	2,231
Total benefits and expenses	3,024	3,386	9,015	9,572
Pretax operating earnings(1)	$748	$827	$2,308	$2,436
Weighted-average yen/dollar exchange rate	111.03	102.37	111.89	108.58

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net premium income	(11.0)%	20.6%	(5.5)%	12.6%	(3.5)%	1.1%	(2.4)%	1.0%
Net investment income, less amortized hedge costs	(7.6)	3.1	(7.0)	1.4	1.1	(14.1)	(3.4)	(9.4)
Total operating revenues	(10.5)	17.8	(5.7)	10.8	(2.8)	(1.4)	(2.5)	(.7)
Pretax operating earnings(1)	(9.6)	7.2	(5.3)	5.0	(1.3)	(10.6)	(1.8)	(5.9)
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.
In yen terms, Aflac Japan's net premium income decreased in the three-month period ended September 30, 2017, with growth in third sector premium more than offset by an anticipated reduction in first sector premium due to savings products reaching premium paid-up status in the period. Net investment income, net of amortized hedge costs, increased in the three-month period ended September 30, 2017, primarily due to the foreign currency impact of U.S. dollar-denominated investments. The increases in net investment income from the strengthening U.S. dollar were partially offset by lower re-investment rates and increased amortized hedge costs.
Annualized premiums in force decreased 3.7% to 1.56 trillion yen as of September 30, 2017, compared with 1.62 trillion yen as of September 30, 2016. The decrease in annualized premiums in force in yen was driven primarily by limited-pay policies becoming paid-up during the year. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.8 billion at September 30, 2017, compared with $16.0 billion a year ago, reflecting the weaker yen to U.S. dollar exchange rate.
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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Nine Months		Three Months		Nine Months
	2017	2016	2017	2016	2017	2016	2017	2016
Net investment income, less amortized hedge costs	1.1%	(14.1)%	(3.4)%	(9.4)%	(3.2)%	(5.8)%	(4.9)%	(4.2)%
Total operating revenues	(2.8)	(1.4)	(2.5)	(.7)	(3.4)	.0	(2.8)	.2
Pretax operating earnings(1)	(1.3)	(10.6)	(1.8)	(5.9)	(4.4)	(4.4)	(2.9)	(2.1)
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.
(2) Amounts excluding foreign currency impact on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2017	2016	2017	2016
Benefits and claims, net	60.9%	61.9%	60.5%	61.1%
Operating expenses:
Amortization of deferred policy acquisition costs	4.1	3.9	4.2	4.0
Insurance commissions	4.9	4.9	4.9	4.9
Insurance and other expenses	10.1	9.7	9.9	9.7
Total operating expenses	19.2	18.5	19.0	18.6
Pretax operating earnings(1)	19.9	19.6	20.4	20.3
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.

In the three- and nine-month periods ended September 30, 2017, the benefit ratio decreased, compared with the same respective periods in the prior year, primarily due to the change in mix of first and third sector business as first sector products become paid-up and a de-emphasis on first sector savings products, as well as continued favorable claims experience. In the three- and nine-month periods ended September 30, 2017, the operating expense ratio increased primarily due to lower premium income impacted by first sector products becoming paid-up, however expenses incurred remained consistent. In total, the pretax operating profit margin increased in the three- and nine-month periods ended September 30, 2017, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For the full year of 2017, the Company anticipates the Aflac Japan pretax operating profit margin (calculated by dividing operating earnings by operating revenues) to be comparable to 2016 levels.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2017	2016	2017	2016	2017	2016	2017	2016
New annualized premium sales	$214	$259	$637	$809	23.7	26.5	71.2	87.9
Increase (decrease) over prior period	(17.3)%	(.1)%	(21.3)%	9.8%	(10.5)%	(16.2)%	(19.0)%	(1.4)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2017	2016	2017	2016
Cancer	58.2%	52.9%	54.9%	44.3%
Medical	32.9	26.2	35.0	25.7
Ordinary life:
WAYS	.4	5.7	.6	15.3
Other ordinary life	5.1	6.4	6.0	5.9
Child endowment	.4	4.5	.6	6.3
Income support	2.5	.0	2.2	.0
Other	.5	4.3	.7	2.5
Total	100.0%	100.0%	100.0%	100.0%
The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis increased 2.1% during the third quarter and increased 5.0% in the first nine months of 2017, compared with the same respective periods in 2016. Aflac Japan has been focusing more on promotion of cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio.
As a result of the interest rate policy in Japan, Aflac Japan has taken significant actions to limit its sales of certain first sector products, including WAYS and child endowment. Those actions gained traction in mid-2016, and as a result first sector product sales were down 66.7% in the third quarter of 2017, compared with the same period in the prior year. The Company expects that for the remainder of 2017, this deliberate trend will continue, and Aflac Japan's focus will remain on less interest-sensitive third sector products.
Independent corporate agencies and individual agencies contributed 39.9% of total new annualized premium sales for Aflac Japan in the third quarter of 2017, compared with 43.0% for the same period in 2016. Affiliated corporate agencies, which include Japan Post, contributed 53.3% of total new annualized premium sales in the third quarter of 2017, compared with 50.1% in the third quarter of 2016. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. During the three-month period ended September 30, 2017, Aflac Japan recruited 38 new sales agencies. At September 30, 2017, Aflac Japan was represented by more than 11,200 sales agencies and more than 107,000 licensed sales associates employed by those agencies.
At September 30, 2017, Aflac Japan had agreements to sell its products at 374 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 6.8% of new annualized premium sales in the third quarter of 2017 for Aflac Japan, compared with 6.9% during the third quarter of 2016.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in U.S. dollar-denominated investments, fixed-maturity investments and growth assets, including public equities and alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed-maturity securities and loans, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017		2016	2017		2016
Yen-denominated:
Fixed maturities:
Japan government and agencies	$212		$125	$3,439		$2,395
Other fixed maturities	359		128	1,268		279
Equities (1)	21		65	173		257
Total yen-denominated	$592		$318	$4,880		$2,931

U.S. dollar-denominated:
Fixed maturities:
Other fixed maturities	$138		$9	$219		$602
Infrastructure debt	40		0	134		0
Bank loans (2)	0		0	0		535
Equities (1)	2		0	153		504
Other investments:
Middle market loans	186		8	437		8
Commercial mortgage loans	85	(3)	329	279	(3)	512
Limited partnerships	24		0	65		0
Total dollar-denominated	$475		$346	$1,287		$2,161
Total Aflac Japan purchases	$1,067		$664	$6,167		$5,092
(1) Primarily rebalancing activity in 2017 and includes rebalancing activity in 2016
(2) Represents funding made to unit trust structures
(3) Includes $85 and $231 of transitional real estate (TRE) loans for the three- and nine-month periods ended September 30, 2017, respectively.

Aflac Japan's yen-denominated private placement portfolio had declined over the last several years as a result of call and maturity activity and no reinvestment activity. However, beginning in 2016 and continuing into 2017, Aflac Japan began to selectively purchase yen-denominated private placements. In the first nine months of 2017, Aflac Japan purchased $886 million of yen-denominated private placements, after purchasing $268 million for the full year of 2016.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2017	2016	2017	2016
Total purchases for the period (in millions) (1)	$1,043	$664	$6,102	$5,092
New money yield (1), (2)	3.02%	2.22%	1.79%	1.96%
Return on average invested assets (3)	2.29	2.38	2.31	2.55
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.55%	2.71%	2.55%	2.71%
(1) Includes fixed maturities and perpetual securities, loan receivables, equities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

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

The increase in the Aflac Japan new money yield in the three-month period ended September 30, 2017 was primarily due to increases in U.S. and Japan interest rates, compared with the same period in 2016, and increased allocations to higher-yielding U.S. dollar-denominated asset classes. The decrease in the Aflac Japan new money yield in the nine-month period ended September 30, 2017 was primarily due to the increased allocation to Japan Government Bonds (JGBs) and other high quality yen-denominated investments.

See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Operating Earnings
Changes in Aflac U.S. pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.

Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net premium income	$1,393	$1,365	$4,172	$4,093
Net investment income	181	176	539	526
Other income	1	1	3	5
Total operating revenues	1,575	1,542	4,714	4,624
Benefits and claims	731	715	2,156	2,148
Operating expenses:
Amortization of deferred policy acquisition costs	116	116	371	373
Insurance commissions	146	145	436	439
Insurance and other expenses	266	243	795	718
Total operating expenses	528	504	1,602	1,530
Total benefits and expenses	1,259	1,219	3,758	3,678
Pretax operating earnings(1)	$316	$323	$956	$946
Percentage change over previous period:
Net premium income	2.1%	1.4%	1.9%	1.9%
Net investment income	2.8	1.7	2.5	3.7
Total operating revenues	2.1	1.4	1.9	2.1
Pretax operating earnings(1)	(2.2)	12.4	1.1	9.5
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.
Annualized premiums in force increased 2.6% to $5.9 billion at September 30, 2017, compared with $5.8 billion at September 30, 2016, reflecting improving sales and persistency.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2017	2016	2017	2016
Benefits and claims	46.4%	46.4%	45.7%	46.5%
Operating expenses:
Amortization of deferred policy acquisition costs	7.4	7.5	7.9	8.1
Insurance commissions	9.3	9.4	9.2	9.5
Insurance and other expenses	16.9	15.8	16.9	15.4
Total operating expenses	33.5	32.7	34.0	33.0
Pretax operating earnings(1)	20.1	20.9	20.3	20.5
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.
The benefit ratio in the three-month period ended September 30, 2017 was consistent with the same period in 2016. The benefit ratio in the nine-month period ended September 30, 2017 decreased slightly, compared with the same period in 2016. For the three- and nine-month periods ended September 30, 2017, the operating expense ratio was somewhat elevated compared to 2016, reflecting larger investment in the Aflac U.S. platform. The higher expenses are partially offset by decreasing amortization and commission expense ratios. Therefore, the pretax operating profit margin (calculated by dividing operating earnings by operating revenues) decreased slightly for the three- and nine-month periods ended September 30, 2017, compared with the same periods in 2016. For the full year of 2017, the Company expects the Aflac U.S. benefit ratio to be slightly lower than full year 2016, while expense ratios are expected to increase marginally as Aflac U.S. continues to invest in its platform and shift some of its costs from commissions to insurance expenses.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2017	2016	2017	2016
New annualized premium sales	$348	$324	$1,037	$999
Increase (decrease) over prior period	7.5%	(1.8)%	3.8%	.9%
The increase in sales in the three-month and nine-month periods ended September 30, 2017, was driven by increases in both career and broker channels.
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2017	2016	2017	2016
Income-loss protection:
Short-term disability	23.6%	25.0%	24.1%	23.9%
Life	5.5	5.4	5.4	5.5
Asset-loss protection:
Accident	29.9	29.9	29.6	30.0
Critical care(1)	21.8	19.9	21.2	20.9
Supplemental medical:
Hospital indemnity	14.1	14.1	14.0	14.1
Dental/vision	5.1	5.7	5.7	5.6
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, increased 7.5%; short-term disability sales increased 1.2%; critical care insurance sales (including cancer insurance) increased 17.1%; and hospital indemnity insurance sales increased 7.3% in the third quarter of 2017, compared with the same period in 2016.

The addition of group products has expanded Aflac U.S.'s reach and enabled Aflac U.S. to generate more sales opportunities with larger employers and through broker and traditional sales agent channels. The Company anticipates that the appeal of Aflac U.S. group products will continue to enhance opportunities to connect with larger businesses and their employees. The Aflac U.S. portfolio of group and individual products offers businesses the opportunity to give their employees a more valuable and comprehensive selection of benefit options.

In the third quarter of 2017, the Aflac U.S. sales force included approximately 8,500 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this metric, the average weekly producer equivalent metric, allows sales management to monitor progress and needs.

One Day PaySM is a claims initiative that we have focused on at Aflac U.S. to process, approve and pay eligible claims in just one day. The Company believes that this claims practice enhances the Aflac U.S. brand reputation and the trust policyholders have in Aflac, and it helps Aflac stand out from competitors.

Aflac U.S. products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Group products and relationships with insurance brokers that handle the larger-case market are helping Aflac U.S. expand its reach by selling to larger businesses. Aflac U.S. is regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to customers. The Company believes the need for its products remains very strong, and Aflac U.S. continues to work on enhancing its distribution capabilities to access employers of all sizes, including initiatives that benefit the field force and the broker community. At the same time, the Company is seeking opportunities to leverage its brand strength and attractive product portfolio in the evolving health care environment.

U.S. Regulatory Environment

The Affordable Care Act (ACA), federal health care legislation, was intended to give Americans of all ages and income levels access to comprehensive major medical health insurance and gave the U.S. federal government direct regulatory authority over the business of health insurance. The ACA included major changes to the U.S. health care insurance marketplace. Among other changes, the ACA included an individual medical insurance coverage mandate, provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2020. The ACA also included changes in government reimbursements and tax credits for individuals and employers and altered federal and state regulation of health insurers. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges and/or opportunities that could potentially have an impact on the Company's sales model, financial condition and results of operations. The United States Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products.

President Trump signed an Executive Order in October 2017 directing federal regulatory agencies to review and modify certain regulations issued under the ACA. The stated objectives of the Executive Order are to increase competition and consumer choices in health care markets, and to lower costs for health care, by making association health plans available to more employers, allowing employers to make better use of health reimbursement arrangements, and expanding coverage through short-term insurance. The Executive Order tasks three federal agencies, the Departments of Labor (DOL), Treasury, and Health and Human Services (HHS) with reviewing current rules and developing guidance to implement the order. While the details of any proposed modifications will not be known until further action by the agencies, the Company anticipates that the Executive Order will not have a significant impact on the availability or marketability of its products.

Title VII of the Dodd-Frank Act and regulations issued thereunder, in particular rules to require central clearing for certain types of derivatives, may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan. In addition, in 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules regarding the exchange of initial margin (IM) and variation margin (VM) for uncleared swaps that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as Aflac. The requirements of such rules with respect to VM, as well as similar regulations in Europe, became effective on March 1, 2017. Full compliance with respect to all counterparties was required by September 1, 2017.  The requirements of such rules with respect to IM are currently being phased in and will be fully implemented by September 1, 2020. In October of 2017, the CFTC and the European Commission each finalized comparability determinations that permit certain swap dealers who are subject to both regulatory margin regimes to take advantage of substituted compliance by complying with one set of margin requirements.  The margin requirements are expected to result in more stringent collateral requirements and to affect other aspects of Aflac's derivatives activity.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers. The new presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act. The Company cannot predict with any degree of certainty what impact, if any, such proposals will have on Aflac's business, financial condition, or results of operations.

Under state insurance guaranty association laws and similar laws in international jurisdictions, Aflac is subject to assessments, based on the share of business it writes in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In the United States, some states permit member insurers to recover assessments paid through full or partial premium tax offsets. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.

Aflac U.S. Investments

The level of investment income is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed-maturity investments and growth assets, including public equities and alternative investments in limited partnerships. Aflac U.S. has been investing in both publicly traded and privately originated investment-grade and below-investment-grade fixed-maturity securities and loan receivables.

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2017		2016	2017		2016
Fixed maturities:
Other fixed maturities	$284		$145	$770		$502
Infrastructure debt	10		0	25		0
Equities	16		7	54		110
Other investments:
Middle market loans	67		14	161		158
Commercial mortgage loans	48	(1)	50	89	(1)	73
Limited partnerships	3		0	13		0
Total Aflac U.S. Purchases	$428		$216	$1,112		$843
(1) Includes $30 and $71 of TRE loans for the three- and nine-month periods ended September 30, 2017, respectively.

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2017	2016	2017	2016
Total purchases for period (in millions) (1)	$425	$216	$1,099	$843
New money yield (1), (2)	4.40%	3.28%	4.40%	3.93%
Return on average invested assets (3)	5.05	5.06	5.03	5.04
Portfolio book yield, end of period (1)	5.50%	5.65%	5.50%	5.65%
(1) Includes fixed maturities and perpetual securities, loan receivables, equities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three- and nine-month periods ended September 30, 2017 was primarily due to increases in U.S. interest rates, compared with the same respective periods in 2016. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

ANALYSIS OF FINANCIAL CONDITION
The Company's financial condition has remained strong in the functional currencies of its operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

Investments

The Company's investment philosophy is to fulfill its fiduciary responsibility to invest assets in a prudent manner to meet the present and future needs of its policyholders’ contractual obligations while maximizing the long-term financial return on assets consistent with the Company's goals of maximizing long-term shareholder value within defined risk appetites and limits, and maintaining adequate liquidity.

The following table details investments by segment.

Investments by Segment

	Aflac Japan			Aflac U.S.
(In millions)	September 30, 2017		December 31, 2016	September 30, 2017		December 31, 2016
Securities available for sale, at fair value:
Fixed maturities	$65,710		$59,903	$14,005		$13,250
Perpetual securities	1,803		1,577	60		56
Equity securities	804		1,185	84		124
Total available for sale	68,317		62,665	14,149		13,430
Securities held to maturity, at amortized cost:
Fixed maturities	31,998		33,350	0		0
Total held to maturity	31,998		33,350	0		0
Other investments:
Commercial mortgage loans	1,002	(1)	745	197	(1)	110
Middle market loans	467		74	331		245
Policy loans	195		174	11		10
Short-term investments	57		88	0		0
Other	67		0	27		0
Total other investments	1,788		1,081	566		365
Total investments	102,103		97,096	14,715		13,795
Cash and cash equivalents	1,835		1,313	1,291		1,428
Total investments and cash (2)	$103,938		$98,409	$16,006		$15,223
(1) Includes $231 and $71 of TRE loans for Aflac Japan and Aflac U.S., respectively, as of September 30, 2017.
(2) Excludes investments and cash held by the Parent Company and other business segments of $2,545 in 2017 and $2,729 in 2016.

See the Loans and Loan Receivables section in Note 3 of the Notes to the Consolidated Financial Statements for further discussion of these investments.

Cash and cash equivalents totaled $4.9 billion, or 4.0% of total investments and cash, as of September 30, 2017, compared with $4.9 billion, or 4.2%, at December 31, 2016. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

During the third quarter of 2017, Aflac U.S. became a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member, Aflac U.S. can obtain access to low-cost funding and also receive dividends on FHLB stock. Additional FHLB stock purchases are required based upon the amount of funds borrowed from the FHLB. Aflac U.S. will be required to post acceptable forms of collateral for any borrowings it makes from the FHLB. As of September 30, 2017, Aflac U.S. had not yet obtained any advances from the FHLB. The FHLB stock purchased by the Company is classified as a restricted investment and is included in other investments in the consolidated balance sheets.

For additional information concerning the Company's investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The ratings of the Company's securities referenced in the table below are based on the ratings designations provided by major Nationally Recognized Statistical Rating Organizations (NRSROs) (Moody's, S&P and Fitch) or, if not rated, are determined based on the Company's internal analysis of such securities. When the ratings issued by the rating agencies differ, the Company utilizes the second lowest rating when three or more rating agency ratings are available or the lowest rating when only two rating agency ratings are available.

The distributions of debt and perpetual securities the Company owns, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	.9%	2.0%	1.9%
AA	4.1	4.2	5.0	5.0
A	65.3	66.4	63.1	65.2
BBB	24.3	23.6	24.6	23.2
BB or lower	5.3	4.9	5.3	4.7
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2017, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2017.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	BB	$142	$101	$(41)
Noble Holdings International Ltd.	B	99	65	(34)
AXA-UAP	BBB	290	276	(14)
National Oilwell Varco Inc.	BBB	98	85	(13)
Tyco Electronics Group SA	A	102	91	(11)
Bakers Hughes Inc.	A	122	112	(10)
Transocean Inc.	B	72	62	(10)
Deutsche Postbank AG	BB	213	204	(9)
Mirvac Group Finance Ltd.	BBB	89	81	(8)
Cenovus Energy Inc.	BBB	79	72	(7)

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. As the Company believes these issuers have the ability to continue making timely payments of principal and interest, the Company views these changes in fair value to be temporary and does not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.

Securities by Type of Issuance
The Company has investments in both publicly and privately issued securities. The Company's ability to sell either type of security is a function of overall market liquidity which is impacted by, among other things, the amount of outstanding securities of a particular issuer or issuance, trading history of the issue or issuer, overall market conditions, and idiosyncratic events affecting the specific issue or issuer.

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2017		December 31, 2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$80,330	$91,188	$75,406	$86,132
Perpetual securities	46	74	51	75
Equity securities	797	912	1,196	1,300
Total publicly issued	81,173	92,174	76,653	87,507
Privately issued securities: (1)
Fixed maturities	23,912	27,826	24,307	27,649
Perpetual securities	1,503	1,789	1,455	1,558
Equity securities	14	16	7	9
Total privately issued	25,429	29,631	25,769	29,216
Total investment securities	$106,602	$121,805	$102,422	$116,723
(1) Includes Rule 144A securities

The perpetual securities the Company holds were largely issued by banks that are integral to the financial markets of the sovereign country of the issuer. As a result of the issuer's position within the economy of the sovereign country, the Company's perpetual securities may be subject to a higher risk of nationalization of their issuers in connection with capital injections from an issuer's sovereign government. The Company cannot be assured that such capital support will extend to all levels of an issuer's capital structure. In addition, certain governments or regulators may consider imposing interest and principal payment restrictions on issuers of hybrid securities to preserve cash and preserve the issuer's capital. Beyond the cash flow impact that additional deferrals would have on the Company's portfolio, such deferrals could result in ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase the Company's regulatory capital requirements. The Company considers these factors in its credit review process.

The following table details the Company's privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2017	December 31, 2016
Privately issued securities as a percentage of total investment securities	23.9%	25.2%
Privately issued securities held by Aflac Japan	$22,734	$23,104
Privately issued securities held by Aflac Japan as a percentage of total investment securities	21.3%	22.6%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2017	December 31, 2016
Privately issued reverse-dual currency securities	$5,505	$5,628
Publicly issued collateral structured as reverse-dual currency securities	1,393	1,349
Total reverse-dual currency securities	$6,898	$6,977
Reverse-dual currency securities as a percentage of total investment securities	6.5%	6.8%
(1) Principal payments in yen and interest payments in dollars

Aflac Japan has a portfolio of privately issued securities to better match liability characteristics and secure higher yields than those available on Japanese government or other public corporate bonds. Aflac Japan’s investments in yen-denominated privately issued securities consist primarily of non-Japanese issuers, are rated investment grade at purchase and have longer maturities, thereby allowing the Company to improve asset/liability matching and overall investment returns. These securities are generally either privately negotiated arrangements or issued under medium-term note programs and have standard documentation commensurate with credit ratings of the issuer, except when internal credit analysis indicates that additional protective and/or event-risk covenants were required. Many of these investments have protective covenants appropriate to the specific investment. These may include a prohibition of certain activities by the borrower, maintenance of certain financial measures, and specific conditions impacting the payment of the Company's notes.

Below-Investment-Grade Securities

The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure.

Below-Investment-Grade Investments

	September 30, 2017				December 31, 2016
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Republic of South Africa	$488	$488	$524	$36	$ *	$ *	$ *	$ *
Investcorp Capital Limited	378	378	374	(4)	368	368	346	(22)
Navient Corp.	296	157	214	57	287	152	197	45
Republic of Tunisia	266	156	179	23	318	191	264	73
KLM Royal Dutch Airlines	266	195	236	41	257	189	213	24
Barclays Bank PLC	242	156	243	87	236	152	221	69
Deutsche Postbank AG	213	213	204	(9)	206	206	179	(27)
Telecom Italia SpA	177	177	251	74	172	172	212	40
Generalitat de Catalunya	142	52	110	58	154	57	111	54
Transnet	133	133	136	3	*	*	*	*
Diamond Offshore Drilling Inc.	124	142	101	(41)	124	141	96	(45)
IKB Deutsche Industriebank AG	115	49	95	46	112	47	91	44
Alcoa, Inc.	100	83	106	23	100	80	97	17
Republic of Trinidad and Tobago	98	98	109	11	*	*	*	*
Noble Holdings International Ltd.	95	99	65	(34)	95	98	68	(30)
EMC Corp.	85	86	81	(5)	85	86	76	(10)
Petrobras International Finance Company	84	84	86	2	91	90	83	(7)
Teck Resources Ltd.	70	75	71	(4)	70	73	66	(7)
Nabors Industries Inc.	69	67	72	5
Transocean Inc.	68	72	62	(10)	68	72	57	(15)
CF Industries Inc.	60	59	59	0	60	59	54	(5)
National Gas Co. Trinidad and Tobago	52	50	54	4	*	*	*	*
Votorantim Overseas Trading IV Ltd.	50	49	55	6	50	49	54	5
UPM-Kymmene	*	*	*	*	180	178	188	10
Cenovus Energy Inc.	*	*	*	*	75	78	71	(7)
Other Issuers (below $50 million in par value)	253	241	246	5	333	321	309	(12)
Subtotal (1)	3,924	3,359	3,733	374	3,441	2,859	3,053	194
Senior secured bank loans	1,666	1,709	1,663	(46)	1,758	1,855	1,764	(91)
High yield corporate bonds	563	560	585	25	614	602	624	22
Middle market loans, net of reserves (2)	809	797	797	0	324	319	320	1
Grand Total	$6,962	$6,425	$6,778	$353	$6,137	$5,635	$5,761	$126
* Investment grade at respective reporting date
(1) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade
(2) Middle market loans are carried at amortized cost

The Company invests in senior secured bank loans and middle market loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The bank loan and middle market loan investment programs are managed externally by third party firms specializing in this asset class and require a minimum average portfolio rating of low BB and a minimum single investment rating of low B from one of the NRSROs. The objectives of these programs include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates and hedge costs through the acquisition of floating rate assets. The Company's investments in these programs totaled $2.7 billion and $2.3 billion at September 30, 2017, and December 31, 2016, respectively, on an amortized cost basis.

The Company maintains an allocation to higher yielding corporate bonds within the Aflac Japan and Aflac U.S. portfolios. Most of these securities were rated below-investment-grade at the time of purchase, but the Company also purchased several that were rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation was to enhance the Company's yield on invested assets and further diversify credit risk. All investments must have a minimum rating of low BB using the Company's above described rating methodology and are managed by the Company's internal credit portfolio management team.

Hedging Activities

Aflac Japan’s U.S. Dollar-Denominated Investments

Most of Aflac Japan's cash, investments, and liabilities are yen-denominated. However, Aflac Japan also owns U.S. dollar-denominated investments, a portion of which Aflac Japan hedges with foreign currency forwards and options. As of September 30, 2017, the cost or amortized cost of yen-denominated investments and U.S. dollar-denominated investments in Aflac Japan was $71.8 billion and $23.0 billion, respectively. As September 30, 2017, the Company had outstanding notional amounts of foreign currency forwards of $11.4 billion and foreign currency collars of $5.7 billion hedging the U.S. dollar-denominated investments.

Net Investment Hedge
The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Company has taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan. Second, the Company has designated the majority of the Parent Company’s yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of the Company's net investment in Aflac Japan. The Company makes its net investment hedge designation at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company estimates that if the designated net investment hedge positions exceeded its net investment in Aflac Japan by 10 billion yen, the Company would report a foreign exchange gain/loss of approximately $1 million for every 1% yen weakening/strengthening in the end-of-period yen/dollar exchange rate. The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2017 and 2016, respectively.
The yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk section of Item 7A., Quantitative and Qualitative Disclosures about Market Risk, in the 2016 Annual Report. As disclosed in that section, the consolidation of the underlying assets in certain VIEs requires that the Company derecognize its yen-denominated investment in the VIE and recognize the underlying fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of the Company's investment in Aflac Japan. Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards and options that the Company has entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of the Company's investment in Aflac Japan.

The dollar values of the Company's yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates):

(In millions)	September 30, 2017	December 31, 2016
Aflac Japan net assets	$17,401	$16,215
Aflac Japan unhedged U.S. dollar-denominated net assets	(10,230)	(9,694)
Consolidated yen-denominated net assets (liabilities)	$7,171	$6,521

For the hedge of the Company's net investment in Aflac Japan, the Company has designated certain of the Parent Company's yen-denominated liabilities, certain unhedged U.S. dollar investments and foreign currency forwards and options as a hedge of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.4 billion as of September 30, 2017, compared with $1.3 billion as of December 31, 2016.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2017	December 31, 2016	% Change
Aflac Japan	$6,104	$5,765	5.9%	(1)
Aflac U.S.	3,309	3,228	2.5
Total	$9,413	$8,993	4.7%
(1)Aflac Japan’s deferred policy acquisition costs increased 2.5% in yen during the nine months ended September 30, 2017.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2017	December 31, 2016	% Change
Aflac Japan	$88,829	$84,141	5.6%	(1)
Aflac U.S.	10,503	10,212	2.8
Other	131	91	44.0
Intercompany eliminations(2)	(750)	(718)	4.5
Total	$98,713	$93,726	5.3%
(1) Aflac Japan’s policy liabilities increased 2.2% in yen during the nine months ended September 30, 2017.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $5.2 billion at September 30, 2017, compared with $5.4 billion as at December 31, 2016.

In January 2017, the Parent Company issued 60.0 billion yen of senior notes through a public debt offering under its U.S. shelf registration statement. The notes bear interest at a fixed rate of .932% per annum, payable semi-annually, and have a 10-year maturity. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In February 2017, the Parent Company extinguished $650 million of 2.65% senior notes upon their maturity.

Subsequent to September 30, 2017, in October 2017 the Parent Company issued 60.0 billion yen of subordinated debentures through a public debt offering under its U.S. shelf registration statement. The debentures have a 30-year maturity and bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of the interest of the debentures will be reset every five years at a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) in 10 years, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest. The Parent Company intends to use the proceeds from the October 2017 issuance of its debentures to redeem $500 million of its 5.50% subordinated debentures due 2052, and to use the remaining proceeds, if any, for general corporate purposes.

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for additional information on the Company's notes payable.

Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 11 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report.

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

As of September 30, 2017, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 12 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac to Parent Company

(In millions)	2017	2016
Dividends declared or paid by Aflac	$1,400	$1,311
Management fees paid by Aflac	219	192

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses. The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, see the Financing Activities subsection of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In August 2016, the Company filed a shelf registration statement with Japanese regulatory authorities that allows the Company to conduct public offerings of bonds in Japan, including yen-denominated Samurai notes, up to 200 billion yen or its equivalent through August 2018. The shelf registration statement is for possible public offerings in Japan, but the bonds issued under the shelf may be transferred by the bondholders to U.S. persons in compliance with U.S. law. The Company filed a shelf registration statement with the SEC in May 2015 that allows the Company to issue an indefinite amount of senior and subordinated debt, in one or more series, from time to time until May 2018. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The principal sources of cash for the Company's insurance operations are premiums and investment income. The primary uses of cash by the Company's insurance operations are investments, policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

When making an investment decision, the Company's first consideration is based on product needs. The Company's investment objectives provide for liquidity through the purchase of investment-grade debt securities. These objectives also take into account duration matching, and because of the long-term nature of the Company's business, the Company has adequate time to react to changing cash flow needs.

As a result of policyholder aging, claims payments are expected to gradually increase over the life of a policy. Therefore, future policy benefit reserves are accumulated in the early years of a policy and are designed to help fund future claims payments. The Company expect its future cash flows from premiums and its investment portfolio to be sufficient to meet its cash needs for benefits and expenses.

The Parent Company and Aflac have a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. Borrowings under the financing agreement will mature no later than three months after the last drawdown date of October 14, 2017. As of September 30, 2017, the Company did not have any borrowings outstanding under its $100 million credit agreement.

The Parent Company has a three-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 100.0 billion yen on a revolving basis. Borrowings bear interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR) plus, at the Company's option, either (a) the applicable TIBOR margin during the period from the closing date to the commitment termination date or (b) the applicable TIBOR margin during the term out period. The applicable margin ranges between .35% and .75% during the period from the closing date to the commitment termination date and .70% and 1.50% during the term out period, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company is required to pay a facility fee on the commitments ranging between .30% and .50%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under this credit agreement may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company, and will expire on the earlier of (a) March 31, 2019, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. The credit facility requires compliance with certain financial covenants on a quarterly basis. As of September 30, 2017, the Company did not have any borrowings outstanding under its 100.0 billion yen revolving credit agreement.

The Parent Company and Aflac have a five-year senior unsecured revolving credit facility agreement with a syndicate of financial institutions that provides for borrowings of up to 55.0 billion yen or the equivalent of yen in U.S. dollars on a revolving basis. Borrowings bear interest at a rate per annum equal to, at the Company's option, either (a) a eurocurrency rate determined by reference to the London Interbank Offered Rate (LIBOR) for the interest period relevant to such borrowing adjusted for certain additional costs or (b) a base rate determined by reference to the highest of (1) the federal funds effective rate plus ½ of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate and (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin. The applicable margin ranges between .79% and 1.275% for eurocurrency rate borrowings and 0.0% and .275% for base rate borrowings, depending on the Parent Company’s debt ratings as of the date of determination. In addition, the Parent Company and Aflac are required to pay a facility fee on the commitments ranging between .085% and .225%, also based on the Parent Company’s debt ratings as of the date of determination. Borrowings under the amended and restated credit facility may be used for general corporate purposes, including a capital contingency plan for the operations of the Parent Company and Aflac. The amended and restated credit facility requires compliance with certain financial covenants on a quarterly basis and will expire on the earlier of (a) September 18, 2020, or (b) the date the commitments are terminated pursuant to an event of default, as such term is defined in the credit agreement. As of September 30, 2017, the Company did not have any borrowings outstanding under its 55.0 billion yen revolving credit agreement.

The Parent Company and Aflac have an uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $50 million. Borrowings will bear interest at the rate quoted by the bank and agreed upon at the time of making such loan and will have up to a three-month maturity period. There are no related facility fees, upfront expenses or financial covenant requirements. Borrowings under this credit agreement may be used for general corporate purposes. As of September 30, 2017, the Company did not have any borrowings outstanding under its $50 million credit agreement.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2017. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report, for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2017	2016
Operating activities	$4,596	$4,120
Investing activities	(2,887)	(2,638)
Financing activities	(1,613)	(835)
Exchange effect on cash and cash equivalents	(28)	273
Net change in cash and cash equivalents	$68	$920
Operating Activities
The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2017	2016
Aflac Japan	$3,657	$3,081
Aflac U.S. and other operations	939	1,039
Total	$4,596	$4,120
Investing Activities
Operating cash flow is primarily used to purchase debt securities and loan receivables to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2017	2016
Aflac Japan	$(2,212)	$(1,396)
Aflac U.S. and other operations	(675)	(1,242)
Total	$(2,887)	$(2,638)

Prudent portfolio management dictates that the Company attempts to match the duration of its assets with the duration of its liabilities. Currently, when the Company's fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of the Company's business and its strong cash flows provide the Company with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, the Company disposes of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of its assets and liabilities, improve future investment yields, and/or re-balance its portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 3% and 1% of the year-to-date average investment portfolio of fixed maturities and perpetual securities available for sale during the nine-month periods ended September 30, 2017 and 2016, respectively.

Financing Activities

Consolidated cash used by financing activities was $1.6 billion in the first nine months of 2017, compared with consolidated cash used by financing activities of $835 million for the same period of 2016.

In January 2017, the Parent Company issued 60.0 billion yen of senior notes through a public debt offering under its U.S. shelf registration statement. The notes bear interest at a fixed rate of .932% per annum, payable semi-annually, and have a 10-year maturity. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In February 2017, the Parent Company extinguished $650 million of 2.65% senior notes upon their maturity.

Cash returned to shareholders through dividends and treasury stock purchases was $1.5 billion during the nine-month period ended September 30, 2017, compared with $1.7 billion during the nine-month period ended September 30, 2016.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2017.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2017	2016
Treasury stock purchases	$1,053	$1,222
Number of shares purchased:
Open market	13,898	18,774
Other	435	329
Total shares purchased	14,333	19,103

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2017	2016
Stock issued from treasury:
Cash financing	$23	$37
Noncash financing	45	47
Total stock issued from treasury	$68	$84
Number of shares issued	978	1,483

During the first nine months of 2017, the Company repurchased 13.9 million shares of its common stock for $1.0 billion as part of its share repurchase program. As of September 30, 2017, a remaining balance of 52.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase a total of $1.3 billion to $1.5 billion of its common stock in 2017, assuming stable capital conditions and absent compelling alternatives.

Cash dividends paid to shareholders were $.43 per share in the third quarter of 2017, compared with $.41 per share in the third quarter of 2016. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2017	2016
Dividends paid in cash	$491	$492
Dividends through issuance of treasury shares	22	19
Total dividends to shareholders	$513	$511

In October 2017, the board of directors declared the fourth quarter cash dividend of $.45 per share, an increase of 4.7% compared with the same period in 2016. The dividend is payable on December 1, 2017, to shareholders of record at the close of business on November 15, 2017.

Regulatory Restrictions

Aflac and CAIC are domiciled in Nebraska and are subject to its regulations. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York, the domiciliary jurisdiction of the Parent Company's other insurance subsidiary, Aflac New York. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, equity contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2017, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2017 in excess of $2.8 billion would require such approval.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s Financial Services Agency (FSA) may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. The FSA maintains its own solvency standard which is quantified through the solvency margin ratio (SMR). Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity.

The Company has undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR and the risk of decline in Aflac Japan's repatriation or dividend capacity, which will become a more important factor upon completing the Company's Japan branch conversion to subsidiary. For example, Aflac Japan employs policy reserve matching (PRM) investment classification as part of its ALM strategies. PRM is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. For U.S. GAAP, PRM investments are categorized as available-for-sale. On a Japanese GAAP basis, Aflac Japan’s total investments had a total cost or amortized cost of 10.81 trillion yen, including available-for-sale investments of 3.46 trillion yen with a net unrealized gain of 299.4 billion yen as of June 30, 2017, the most recently reported Japanese GAAP financial results. If these investments changed in value to a net unrealized loss position, the repatriation or dividend capacity for Aflac Japan could be negatively affected. By increasing the investment portfolio’s allocation to PRM-designated investments and reducing the allocation to available-for-sale investments on a Japanese GAAP basis, Aflac Japan has reduced the risk of its SMR and repatriation or dividend capacity being negatively impacted. The Company also uses foreign currency derivatives to hedge a portion of Aflac Japan's U.S. dollar-denominated investments, which reduces the volatility in SMR and unrealized gains and losses caused by currency exchange rates when reporting these assets in yen for Aflac Japan regulatory reporting. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.) In the event of a rapid change in market risk conditions causing SMR to decline, the Company has two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for additional information on the Company's capital contingency plan.)

As of September 30, 2017, Aflac Japan's SMR remains high and reflects a strong capital position. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2017	2016
Aflac Japan management fees paid to Parent Company	$73	$53
Expenses allocated to Aflac Japan (in dollars)	80	80
Aflac Japan profit remittances to Aflac U.S. (in dollars)	933	1,084
Aflac Japan profit remittances to Aflac U.S. (in yen)	104.6	115.2
The Company had foreign exchange forwards and options as part of a hedge on 21.9 billion yen of profit repatriation received from Aflac Japan in September 2017, resulting in $2 million more funds when the yen were exchanged into dollars. The Company had foreign exchange forwards and options as part of a hedge on 45.0 billion yen of profit repatriation received from Aflac Japan in July 2017, resulting in $5 million less funds received when the yen were exchanged into dollars. Provided that capital conditions remain stable, the Company believes its financial strength in Japan positions Aflac Japan to repatriate in the range of 120.0 billion yen to 140.0 billion yen to the U.S. for the full year 2017.
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
Additional Information

Investors should note that the Company announces material financial information in its SEC filings, press releases and public conference calls. In accordance with SEC guidance, the Company may also use the Investor Relations section of the Company's website (http://investors.aflac.com) to communicate with investors about the Company. It is possible that the financial and other information the Company posts there could be deemed to be material information. The information on the Company's website is not part of this document.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2016 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2016 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2017, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,819,299		$69.94	3,819,299	22,934,155
February 1 - February 28	1,988,420		70.03	1,853,000	21,081,155
March 1 - March 31	2,825,614		72.12	2,821,009	18,260,146
April 1 - April 30	1,764,523		73.70	1,764,523	16,495,623
May 1 - May 31	501		74.84	0	16,495,623
June 1 - June 30	902,308		78.08	896,795	15,598,828
July 1 - July 31	1,066,100		77.88	1,066,100	14,532,728
August 1 - August 31	1,356,142		80.95	1,356,000	53,176,728
September 1 - September 30	325,741		82.04	321,200	52,855,528
Total	14,048,648	(2)	$73.33	13,897,926	52,855,528	(1)
(1)The total remaining shares available for purchase at September 30, 2017, consisted of 12,855,528 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in 2015 and 40,000,000 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in August 2017.
(2)During the first nine months of 2017, 150,722 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

4.16	-
Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1 (File No. 001-07434).

10.1*	-	Aflac Separation Agreement with Paul S. Amos II, dated June 6, 2017 - incorporated by reference from Form 10-Q dated August 3, 2017, Exhibit 10.40 (File No. 001-07434).
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated November 2, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated November 2, 2017, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated November 2, 2017, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 2, 2017	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

November 2, 2017	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer