Form 10-K
period 2017-12-31
AFLAC INC
filed 2018-02-23
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Tokyo Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017, was $30,514,042,038.
The number of shares of the registrant’s common stock outstanding at February 13, 2018, with $.10 par value, was 389,682,983.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 7, 2018, is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2017

i

PART I

ITEM 1. BUSINESS
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). This report includes certain forward-looking information that is based on current expectations and is subject to a number of risks and uncertainties. For details on forward-looking information, see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Part II, Item 7, of this report.
Aflac Incorporated qualifies as a large accelerated filer within the meaning of Rule 12b-2 under the U.S. Securities Exchange Act of 1934 as amended (the Exchange Act). The Company's Internet address is aflac.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K. The Company makes available, free of charge on the Investors portion of its website, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after those forms have been electronically filed with or furnished to the Securities and Exchange Commission (SEC).

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
On December 2, 2016, the Company publicly announced that it will pursue the conversion of Aflac Japan from a branch structure to a subsidiary structure, with the subsidiary incorporated as a “Kabushiki Kaisha.” While the branch structure remains an acceptable legal form, the subsidiary structure has emerged as the more prevalent structure for both domestic and foreign companies operating in Japan. In addition, emerging global regulatory standards generally favor the subsidiary structure for foreign insurance and financial service companies. The adoption of this new organizational framework is expected to be tax-neutral and not to have a material impact on the daily operations of either Aflac Japan or Aflac U.S. as a result of this conversion. In addition, the Company expects to obtain enhanced flexibility in capital management and business development as a result of the conversion. The Company anticipates completion of the conversion as early as April 1, 2018. As an interim step, effective January 1, 2018, investments of Aflac U.S., as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement with Aflac Japan by the Company’s asset management subsidiary in Japan, Aflac Asset Management Japan Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers.

Aflac offers voluntary insurance policies in Japan and the United States that provide a layer of financial protection against income and asset loss. The Company continues to diversify its product offerings in both Japan and the United States. Aflac Japan sells voluntary supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells voluntary supplemental insurance products including products designed to protect individuals from depletion of assets (accident, cancer, critical illness/care, hospital indemnity, fixed-benefit dental, and vision care plans) and loss-of-income products (life and short-term disability plans).

The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% of the Company's total revenues in 2017, compared with 71% in 2016 and 70% in 2015. The percentage of the Company's total assets attributable to Aflac Japan was 83% at both December 31, 2017 and 2016.

Reporting Segments
Aflac's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. Aflac Japan, which currently operates as a branch of Aflac, is the principal contributor to the Parent Company’s consolidated earnings. The conversion of Aflac Japan to a subsidiary structure is not expected to affect the Company's segment reporting structure.
For information on the Company's results of operations and financial information by segment, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.
Foreign Currency Translation
Aflac Japan’s premiums and approximately half of its investment income are received in yen. Claims and most expenses are paid in yen, and the Company purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. For information regarding the effect of currency fluctuations on the Company's business, see the Hedging Activities subsection within the Analysis of Financial Condition section of MD&A, the Currency Risk subsection within Quantitative and Qualitative Disclosures about Market Risk, and Notes 1 and 2 of the Notes to the Consolidated Financial Statements in this report. For information regarding how the Company’s investment strategy supports management of foreign currency risk, refer to the Investments subsection below.

Insurance Premiums
The growth of earned premiums is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates. Consolidated earned premiums were $18.5 billion in 2017, $19.2 billion in 2016, and $17.6 billion in 2015. For additional information on the composition of earned premiums by segment, see Note 2 of the Notes to the Consolidated Financial Statements in this report. The following table presents the changes in annualized premiums in force for Aflac's insurance business for the years ended December 31.

(In millions)	2017	2016	2015
Annualized premiums in force, beginning of year	$19,684	$19,173	$18,894
New sales, including conversions	2,398	2,527	2,484
Change in unprocessed new sales	26	(46)	(41)
Premiums lapsed and surrendered	(2,144)	(2,102)	(2,104)
Other	(606)	(351)	(56)
Foreign currency translation adjustment	429	483	(4)
Annualized premiums in force, end of year	$19,787	$19,684	$19,173
Japan
The Company translates Aflac Japan's annualized premiums in force into dollars at the respective end-of-period exchange rates. Changes in annualized premiums in force are translated at weighted-average exchange rates. The following table presents the changes in annualized premiums in force for Aflac Japan for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2017	2016	2015	2017	2016	2015
Annualized premiums in force, beginning of year	$13,788	$13,413	$13,226	1,606	1,617	1,594
New sales, including conversions	846	1,045	997	95	114	121
Change in unprocessed new sales	26	(46)	(41)	3	(5)	(5)
Premiums lapsed and surrendered	(619)	(623)	(578)	(69)	(68)	(70)
Other	(734)	(484)	(187)	(83)	(52)	(23)
Foreign currency translation adjustment	429	483	(4)	0	0	0
Annualized premiums in force, end of year	$13,736	$13,788	$13,413	1,552	1,606	1,617
For further information regarding Aflac Japan's financial results and sales, see the Aflac Japan Segment subsection of MD&A in this report.

U.S.
The following table presents the changes in annualized premiums in force for Aflac U.S. for the years ended December 31.

(In millions)	2017	2016	2015
Annualized premiums in force, beginning of year	$5,896	$5,760	$5,668
New sales, including conversions	1,552	1,482	1,487
Premiums lapsed	(1,525)	(1,479)	(1,526)
Other	129	133	131
Annualized premiums in force, end of year	$6,052	$5,896	$5,760
For further information regarding Aflac's U.S. financial results and sales, see the Aflac U.S. Segment subsection of MD&A in this report.

Insurance Products

Aflac Japan	Aflac U.S.
Third Sector Insurance	Accident
Cancer	Short-Term Disability
Medical	Critical Care (1)
Income Support	Hospital Indemnity
First Sector Insurance	Dental
Life	Vision
Protection	Life (Term, Whole)
Term
Whole
Savings
WAYS
Child Endowment
(1) Includes cancer, critical illness, and hospital intensive care products

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
The foundation of Aflac Japan's product portfolio has been, and continues to be, its third sector cancer and medical insurance products. Aflac pioneered the cancer insurance market in Japan in 1974, and remains the number one provider of cancer insurance in Japan today. Over the years, Aflac Japan has customized its cancer insurance product to respond to, and anticipate, the needs of its consumers and the advances in medical treatments. The cancer insurance plans the Company offers in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and benefits for treatment received due to internal cancer such as fixed daily benefits for hospitalization, outpatient services and convalescent care, and surgical benefits. In September 2014, Aflac Japan introduced New Cancer DAYS, a new cancer insurance product which provides enhanced coverage, including outpatient treatments and multiple cancer occurrence benefits. At the same time, premiums for this product have been lowered for most ages compared to prior plans. In October 2014, Aflac Japan introduced a unique Aflac-branded cancer insurance product for Japan's postal system, Japan Post (see the Distribution - Japan section for background information). In March 2016, Aflac Japan launched a cancer insurance product that offers protection to customers who have survived cancer. As the number one provider of cancer insurance in Japan, the Company believes these products further strengthen its brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to manage cancer-related costs.

In early 2002, Aflac Japan introduced EVER, a stand-alone, whole-life medical insurance product which offers a basic level of hospitalization coverage with an affordable premium. Since its initial introduction, Aflac Japan has expanded its suite of EVER product offerings to appeal to specific types of Japanese consumers and achieve greater market penetration. In June 2015, Aflac Japan upgraded its EVER insurance product to include riders to be associated with three critical illnesses (cancer, heart attack, and stroke) to better respond to consumer’s needs for coverage of serious illnesses. These riders provide policyholders with a benefit upon the diagnosis for those three critical illnesses, waiver of premium payment thereafter and unlimited hospital days for such critical illnesses. In 2007, Gentle EVER, Aflac Japan's non-standard medical insurance product, was introduced. This product was designed to meet the needs of certain consumers who cannot qualify for the base EVER plan. The latest version was introduced in March 2016 to enhance its alignment with changing customer needs. In February 2017, Aflac Japan revised the EVER product by introducing riders for lump-sum hospitalization benefits and surgeries for female-specific diseases as well as strengthening outpatient benefits and reducing premiums centered on the young- to middle-aged market segments. This product also offers a short-pay premium period to policyholders.

The Company believes that the affordable cancer and medical insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Nevertheless, as the Company continues its long history of product innovation, Aflac Japan's product portfolio has expanded beyond traditional health-related products.

In July 2016, Aflac Japan launched a new third sector product called Income Support Insurance. This product provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury and was developed to supplement the disability coverage within Japan’s social security system. This product targets young to middle-aged consumers, and by focusing efforts on this demographic, Aflac Japan believes it is building relationships that lay the groundwork for the sale of its cancer and medical insurance later in life to the Income Support policyholders.

While Aflac Japan continues to offer life insurance and other first sector products, Aflac Japan has decreased sales of first sector savings products, such as WAYS, child endowment and annuities, in light of the negative interest-rate environment in Japan. Aflac Japan continues to monitor interest rates and their effects on its first sector business. Aflac Japan believes that the measures taken to date, including lowering assumed interest rates or increasing premiums, are appropriate in response to interest rates and that life insurance continues to provide cross-selling opportunities for its third sector products such as cancer and medical insurance. Some of the life insurance products that the Company offers in Japan provide death benefits and cash surrender values. These products are available as stand-alone policies and riders, providing a mix of term and whole life coverage. Aflac Japan's WAYS insurance product has features that allow policyholders to convert a portion of their life insurance to medical, nursing care, or fixed annuity benefits at a predetermined age. In November 2016, Aflac Japan lowered the assumed interest rate for WAYS reflecting the continued low interest rate environment, consistent with its desire to de-emphasize first-sector sales and bolster profitability. Also in November 2016, Aflac Japan halted the offering of traditional fixed-income annuities. Aflac Japan's child endowment insurance product offers a death benefit until a child reaches age 18. It also pays a lump-sum benefit at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education. In January 2017, Aflac Japan increased the premium level of this product reflecting the continued low interest rate environment.

Aflac Japan continues to proactively sell first sector protection-type products, which include term and whole life, to provide Aflac Japan’s traditional sales channels with a more comprehensive product portfolio to continue to cross-sell with third sector products.

For additional information on Aflac Japan's products and composition of sales, see the Aflac Japan Segment subsection of MD&A in this report.

U.S.
The Company designs its U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage. Most of Aflac's U.S. policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. started to market and administer group insurance products in 2009.

Aflac U.S. insurance policies pay benefits regardless of other insurance. Most of the Aflac U.S. insurance benefits are paid in cash directly to policyholders; therefore, customers have the opportunity to use this cash to help with expenses of their choosing. Aflac U.S. individually issued policies are portable and are typically guaranteed-renewable for the lifetime of the policyholder (to age 75 for short-term disability policies). Aflac U.S. group insurance policies are underwritten on a group basis and often have some element of guaranteed issue.

Aflac U.S. offers accident coverage on both an individual and group basis. These policies are designed to protect against losses resulting from accidents. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. Additional benefits are also available for home modifications, wellness and increased benefits for injuries related to participations in an organized sporting activity.

Aflac U.S. offers short-term disability benefits on both an individual and group basis. The individual short-term disability product has an Aflac Value Rider that pays a benefit, less claims, for every consecutive five-year term that the policy is in force.

Aflac U.S. offers coverage for critical care on both an individual and group basis. These policies are designed to protect against losses resulting from critical illnesses such as heart attack, stroke, or cancer. On an individually underwritten basis, Aflac U.S. offers cancer plans, critical illness plans, and critical care and recovery plans (formerly called specified health event). On a group basis Aflac U.S. offers critical illness plans.

Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Hospital indemnity products provide policyholders fixed dollar benefits triggered by hospitalization due to accident or sickness, or just sickness alone. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic events, are also available. Aflac U.S. also offers a lump sum rider that can be added to its individual accident, short-term disability and hospital indemnity products. This rider, where available, provides a lump sum payment for a range of critical illness events including traumatic brain injury, Type 1 diabetes, advanced Alzheimer’s disease and many more. In January 2016, a new group hospital indemnity plan was introduced that includes 11 new benefits, including telemedicine and health screening. This plan provides flexibility, allowing the Company's clients to personalize their plan designs to complement the underlying medical coverage that is offered to employees.

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
Banks

Japan

The traditional channels through which Aflac Japan has sold its products consist of individual agents/agencies, independent corporate agencies, and affiliated corporate agencies. The individual agencies and independent corporate agencies that sell Aflac Japan's products give better access to workers at a vast number of small businesses in Japan. Agents' activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Affiliated corporate agencies are originally formed when companies establish subsidiary businesses to sell Aflac Japan's insurance products to its employees as part of a benefit package, and then expand to sell Aflac Japan products to other parties such as suppliers and customers.These agencies help Aflac Japan reach employees at large worksites, and some of them are also successful in approaching customers outside their business groups. The Company believes that new agencies will continue to be attracted to Aflac Japan's competitive commissions, attractive products, superior customer service and strong brand image.

The Company has sold products to employees of banks since its entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell Aflac Japan's type of insurance products to their customers. By the end of 2017, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan, to sell its products. The Company believes Aflac Japan has more banks selling its supplemental health insurance products than any of its competitors. Japanese consumers rely on banks to provide traditional bank services, and also to provide insurance solutions and other services. The Company believes Aflac Japan's long-standing and strong relationships within the

Japanese banking sector, along with its strategic preparations, have proven to be an advantage, particularly starting when this channel opened up for its products. Aflac Japan's partnerships throughout the banking sector provide Aflac Japan with a wider demographic of potential customers than it would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers.
In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, Aflac Japan began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed Japan’s legislature, the Diet, in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) in October 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand the partnership that was established in 2008. At the end of June 2014, Japan Post Insurance (Kampo) received approval from Japan’s primary insurance regulator, the Financial Services Agency (FSA), to enter into an agency contract with Aflac Japan to begin distributing Aflac Japan's cancer insurance products through all of Kampo's 79 directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer insurance product for Japan Post and Kampo that was introduced in October 2014. In the fourth quarter of 2014, the number of postal outlets selling the Company's cancer insurance products expanded to approximately 10,000, and beginning in July 2015, Japan Post expanded the number of post offices that offer Aflac's cancer insurance products to more than 20,000 postal outlets. The Company believes this alliance with Japan Post, which is included in Aflac Japan's affiliated corporate agencies distribution channel, has benefited and will continue to benefit Aflac Japan's cancer insurance sales.

For additional information on Aflac Japan's distribution, see the Aflac Japan Segment subsection of MD&A in this report.
U.S.
As of December 31, 2017, the U.S. sales force was composed of sales associates and brokers who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Aflac U.S. utilizes dual-channel distribution to market its insurance products to businesses of all sizes. The career agent channel focuses on marketing Aflac to the small business market, which consists of employers with less than 100 employees. As such, Aflac U.S. has aligned its recruiting, training, compensation, marketing and incentives for its career agents to encourage specific activity and sales of individual policies in this market. The broker channel focuses on selling to the mid- and large-case market, which is comprised of employers with more than 100 employees and typically an average size of 1,000 employees or more. Since regional and national brokers have traditionally served the mid- and large-case market, the highly trained and experienced sales professionals of the broker channel are assigned a geographic market to strengthen relationships with the top brokers and sell Aflac products to their clients. As a result, Aflac U.S. is represented on 160 benefit administration platforms, sometimes referred to as exchanges, of various brokers.

Sales associates and brokers are independent contractors and are paid commissions based on first-year and renewal premiums from their sales of insurance products. In addition to receiving commissions on personal production, district and regional sales coordinators may also receive override commissions and incentive bonuses.

Aflac U.S. has continued to evolve its career and broker management infrastructure to drive growth in sales. In 2017, Aflac hired a Chief Distribution Officer to align the strategies of career and broker channels and to further expand U.S. distribution. All Aflac U.S. sales channels are now within the organizational structure of the Chief Distribution Officer. Prior to this change, the broker and career channels were part of separate organizational structures. Aflac U.S. believes the addition of this role will enhance performance management and augment its long-term sales strategy.

Aflac U.S. concentrates on marketing its insurance products at the worksite. This method offers policies to individuals through employment, trade and other associations. Historically, Aflac U.S. policies have been individually underwritten, however over the past several years, guaranteed issue options have become available. Premiums are generally paid by the employee. Additionally, Aflac's individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. Aflac U.S. collects a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. With Aflac U.S. brokerage sales expansion and CAIC, branded as Aflac Group Insurance, Aflac U.S. offers group voluntary insurance products desired by many large employers. These products are sold on a group basis and often have some element of guaranteed issue. Worksite marketing enables sales associates and brokers to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

For additional information on Aflac's U.S. distribution, see the Aflac U.S. Segment subsection of MD&A in this report.
Competition
Japan
In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, Aflac Japan faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since Aflac Japan entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. The second period began in 2001 when all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on Aflac Japan's growth of annualized premiums in force and agencies, the Company does not believe that Aflac Japan's market-leading position has been significantly impacted by increased competition. Furthermore, the Company believes the continued development and maintenance of operating efficiencies will allow Aflac Japan to offer affordable products that appeal to consumers. Aflac is the largest life insurer in Japan in terms of cancer and medical policies in force. As of December 31, 2017, Aflac Japan exceeded 24 million individual policies in force in Japan.

Aflac has had substantial success selling cancer policies in Japan, with more than 15 million cancer policies in force as of December 31, 2017. Aflac continued to be the number one seller of cancer insurance policies in Japan throughout 2017. The Company believes Aflac Japan will remain a leading provider of cancer insurance coverage in Japan, principally due to its experience in the market, well-known brand, low-cost operations, expansive marketing system (see Distribution - Japan above) and product expertise.

Aflac Japan has also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that Aflac Japan has seen in the medical insurance market and offered new products, Aflac Japan endeavors to make its products stand out for their value to consumers.

U.S.
Aflac competes against several voluntary supplemental insurance carriers on a national and regional basis. Aflac U.S. believes its policies, premium rates, platforms, value-added services and sales commissions are competitive by product type. Moreover, Aflac U.S. believes that Aflac products are distinct from competitive offerings given its product focus (including features, benefits, and its claims service model), distribution capabilities, and brand awareness. For many companies with which Aflac U.S. competes, voluntary supplemental insurance products are sold as a secondary business. A growing number of major medical and life insurance carriers are also entering into the voluntary supplemental insurance market. For Aflac U.S., supplemental insurance products are its primary business and are sold via a distribution network of independent sales associates and brokers (see U.S. Distribution above). In addition, the Company believes that advertising campaigns for Aflac U.S. have increased name awareness and understanding among consumers and businesses of the value its products provide.

Both private and publicly-traded insurers offer major medical insurance for hospitalization and medical expenses. Much of this insurance is sold on a group basis to accounts that are both fully and self-insured. The federal and state governments also pay substantial costs of medical treatment through various programs. Major medical insurance generally covers a substantial portion of the medical expenses incurred by an insured. Aflac policies are designed to provide coverage that supplements major medical insurance by paying cash directly to the policyholder to use for expenses their major medical insurance is not designed to cover, or for any other uses that the policyholder chooses. Thus, Aflac U.S. does not compete directly with major medical insurers except those who sell supplemental insurance products as a secondary business. Any reduction of coverage, increase in employee participation costs, or increased deductibles and copayments by major medical commercial or government insurance carriers could favorably affect Aflac U.S. business opportunities. Since the implementation of the Affordable Care Act (ACA) beginning in 2010, some employers have shifted a larger burden of the cost of care to their employees, primarily through increases in premiums, copays, and/or deductibles, such as through the use of high-deductible health plans. In addition, the Company believes that some employers have made increasing use of supplemental insurance product offerings in order to improve their competitiveness in employee recruitment and retention.

Since Aflac products provide an additional level of financial protection for policyholders, the Company believes the increased financial exposure some employees may face creates a favorable opportunity for Aflac U.S. products. However, given the profitability erosion some major medical carriers are facing in their core lines of business, the Company has seen a more competitive landscape as they seek entry into Aflac's supplemental product segments and leverage their core benefit offerings by bundling and discounting products in order to gain voluntary market share.

One Day PaySM is a claims initiative that Aflac U.S. introduced in 2015 to process, approve and pay eligible claims in just one day. The Company believes that along with its brand and relevant products, this claims practice has helped Aflac stand out from competitors.

Investments

Japan

The Company’s investment strategy with respect to Aflac Japan utilizes disciplined asset and liability management while seeking diversification, long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, as well as preserving shareholder value in the Aflac Japan business.

In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. Each of these portfolios presents unique benefits and risks to the Company.

Yen-denominated investments included in Aflac Japan’s portfolio primarily consist of Japan Government Bonds (JGB), other public bonds and private placement fixed income instruments. The Company attempts to match both the duration and currency of these assets with Aflac Japan’s liabilities. This poses a difficulty in Aflac Japan due to the lack of suitable long-dated yen-denominated fixed income instruments. In 2012, the Company initiated a strategic approach to include U.S. dollar-denominated investments in Aflac Japan’s portfolio with the initial intent that they would be coupled with foreign exchange hedges. Today, this hedged U.S. dollar-denominated investment portfolio is mainly invested in long-term fixed and floating-rate loans and long-term investment-grade and high-yield fixed income securities. The primary goals of the yen-denominated and hedged U.S. dollar portfolios are to provide sufficient yen cash flows to support the insurance liabilities and other yen-denominated obligations of Aflac Japan, and to seek appropriate long-term risk-adjusted investment returns supportive of solvency margin ratio (SMR) levels that provide sufficient repatriation and dividend flows to the Parent Company. The hedges supporting this portion of the U.S.-dollar portfolio pose derivative rollover risk that could amplify hedge costs in unfavorable market conditions, risk of counterparty default, and may require the Company to post collateral. In a declining yen environment, these hedges are attended by negative cash settlements that may significantly increase liquidity requirements, thereby shifting funds away from other capital management opportunities including loss of investment income. If over long term the combined yen-denominated and hedged U.S.-dollar portfolios are too large relative to the Aflac Japan’s yen obligations, this may erode the economic value of these portfolios under a long-term scenario of weakening yen due to foreign currency translation risk which may emerge over time in the form of reduced repatriation and dividend capacity.

The Company also maintains an unhedged U.S. dollar-denominated investment portfolio with the objectives of generating enhanced investment returns and mitigating certain of the risks posed by the yen and hedged U.S. dollar-denominated portfolios as outlined above. Further, the Company has determined that the unhedged portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. However, the unhedged U.S. dollar-denominated investment portfolio creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital and earnings, which may adversely impact Aflac Japan’s ability to pay dividends to the Parent Company. The Company’s approach to sizing the unhedged U.S. dollar-denominated investment portfolio seeks to balance the unique risks presented by each of the three portfolios outlined above, but the overall investment strategy in Aflac Japan is guided primarily by the objective of securing the long-term financial strength of Aflac Japan and funding of yen liabilities. As a result, the Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the stressed economic surplus in Aflac Japan.

The determination of stressed economic surplus in Aflac Japan involves multiple models using multiple statistical approaches and assuming various economic and operating scenarios that are stressed to arrive at a range of potential outcomes. This range does not account for all economic scenarios, some of which may result in values outside of the range. The Company periodically assesses the stressed economic surplus in Aflac Japan, which fluctuates over time, and adjusts the size of the unhedged portfolio accordingly. The portfolio may include medium-term and long-term fixed-rate government and corporate (investment-grade and high-yield) bonds, floating-rate loans, public equities, and alternative asset classes. In determining the composition of the portfolio, the Company also considers diversification, hedge cost, investment returns relative to yen-denominated investment yields, and Aflac Japan capital requirements. At December 31, 2017, this unhedged U.S. dollar-denominated portfolio was approximately $13.0 billion, compared with approximately $8.6 billion at December 31, 2016. For additional discussion of business and market risks associated with the Company’s investment strategy in Japan, refer to the Risk Factors and Quantitative and Qualitative Disclosures about Market Risk sections.

U.S.

The Company’s investment strategy with respect to Aflac U.S. utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed-maturity investments and growth assets, including public equities and alternative investments in limited partnerships. Aflac U.S. has been investing in both publicly traded and privately originated investment-grade and below-investment-grade fixed-maturity securities and loans.

For further information on the Company's investments and investment results, see the Insurance Operations and Analysis of Financial Condition sections of MD&A and Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements in this report.

Regulation

Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to variable interest entities (VIEs); different accounting applies to reinsurance; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $6.7 billion at December 31, 2017, compared with $5.6 billion at December 31, 2016.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2017, Aflac Japan's SMR was 1,064%, compared with 945% at December 31, 2016. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. See the Capital Resources and Liquidity Section of MD&A for a discussion of measures the Company has taken to mitigate the sensitivity of Aflac Japan's SMR.

Aflac Japan typically repatriates a portion of its accumulated earnings, as determined on a Japanese regulatory accounting basis, to Aflac U.S. provided that Aflac Japan has determined that it adequately protected policyholders' interests as measured by its SMR. The FSA may not allow profit repatriations to Aflac U.S. if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. In the near term, the Company does not expect these requirements to adversely affect the funds available for profit repatriations, nor does the Company expect these requirements to adversely affect the funds available for payments of allocated expenses to Aflac U.S. and management fees to the Parent Company. Upon conversion of Aflac Japan to a subsidiary structure, which the Company anticipates completing as early as April 1, 2018, the new subsidiary will distribute dividends instead of internal profit repatriation. Such dividends will be subject to permitted dividend capacity under the Japan Company Law.

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

As a branch of Aflac's principal insurance subsidiary, Aflac Japan is also subject to regulation and supervision in the United States (see U.S. Regulation below). For additional information regarding Aflac Japan's operations and regulations, see the Aflac Japan Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

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
The insurance laws of Nebraska that govern Aflac's activities provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance. A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, the Parent Company) must generally file with the Nebraska Department of Insurance (NDOI) an application for change of control containing certain information required by statute and published regulations and provide a copy to Aflac. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Similar laws apply in New York, the domiciliary jurisdiction of Aflac's New York insurance subsidiary.
State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2016, full-scope, risk-focused financial examinations were conducted by the NDOI, New York Department of Financial Services (NYDFS), and the South Carolina Department of Insurance (SCDOI) on their state domiciled insurance entities American Family Life Assurance Company of Columbus, American Family Life Assurance Company of New York, and Continental American Insurance Company, respectively. The NDOI and NYDFS exams covered a four-year period ending December 31, 2015, whereas the SCDOI exam covered a five-year period ending December 31, 2015. There were no material findings contained in the NDOI, NYDFS and SCDOI final exam reports.

The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization and principle-based reserving, and recommends changes and revisions for adoption by state legislators and insurance departments. The NAIC has adopted a valuation manual containing a principle-based approach to calculation of life insurance reserves. The valuation manual became effective January 1, 2017. There is a three-year transition period, beginning January 1, 2017, during which companies can choose, on a product by product basis to implement principle-based reserving for new business. There will be no material impact on our statutory reserves. The NAIC uses a risk-based capital formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of risk-based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level risk-based capital as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. Aflac's NAIC risk-based capital ratio remains high and reflects a very strong capital and surplus position. As of December 31, 2017, based on year-end statutory accounting results, Aflac's company action level RBC ratio was 831%.

Under state insurance guaranty association laws and similar laws in international jurisdictions, the Company is subject to assessments, based on the share of business the Company writes in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In the United States, some states permit member insurers to recover assessments paid through full or partial premium tax offsets. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. For additional information regarding state insurance guaranty assessments, see the U.S. Regulatory Environment subsection of MD&A in this report.

Healthcare Reform Legislation

Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. For example, the ACA, federal health care reform legislation, gave the U.S. federal government direct regulatory authority over the business of health insurance. The reform included major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation included an individual medical insurance coverage mandate (which has since been repealed effective 2019 by the Tax Act, discussed below), provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2020. The legislation also included changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. The United States Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products.

Tax Reform Legislation

A budget reconciliation act commonly referred to as the Tax Cuts and Job Act (Tax Act) was signed into law on December 22, 2017. Among other things, effective January 1, 2018, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, eliminated or reduced certain deductions and credits, and limited the deductibility of interest expense and executive compensation.

The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan as a branch has the effect of subjecting the earnings of Aflac Japan to Japan taxation and subjecting the Company’s other earnings, including the consolidated earnings of the Parent Company, to U.S. taxation. The treatment of Aflac Japan as a branch for U.S. tax purposes is not expected to change upon the completion of its conversion from a branch structure to a subsidiary structure, which conversion is currently anticipated to be completed as early as April 1, 2018.

These changes are effective on January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded, as the Company’s reasonable estimate, a net deferred tax liability reduction of $1.9 billion as of that date. For information on the effects of the Tax Act during the period ended December 31, 2017, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report. For information on the conversion of Aflac Japan from a branch to a subsidiary, see General Business under this Business section, above.

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

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The FIO does not directly regulate the insurance industry, but under Dodd Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the federal government, subject to certain requirements and restrictions. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

The presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. Several proposals have been introduced, including proposals to limit or repeal the Financial Stability Oversight Council's (the Council) ability to designate nonbank financial companies as Systemically Important Financial Institutions (SIFI), eliminate the FIO, and increase Congressional oversight of the regulation issuing process. The Company cannot predict with any degree of certainty what impact, if any, such proposals will have on Aflac's business, financial condition, or results of operations.

Further Information

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

Other Operations
The Company's other operations include the Parent Company, results of reinsurance retrocession activities, and a printing subsidiary. For additional information on the Company's other operations, see the Other Operations subsection of MD&A and Note 8 in the Notes to the Consolidated Financial Statements.

Employees
As of December 31, 2017, Aflac Japan had 6,081 employees, Aflac U.S. had 4,864 employees, and the Company's other operations had 373 employees.
Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990	66

Koji Ariyoshi	Executive Vice President, Director of Sales and Marketing, Aflac Japan, since 2012	64

Max K. Broden	Senior Vice President and Treasurer, Aflac Incorporated, since 2017; Senior Portfolio Manager, Norges Bank, from 2007 until 2017	39

Frederick J. Crawford	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2015; Executive Vice President, Chief Financial Officer, CNO Financial Group from 2012 until 2015; Executive Vice President, Head of Investment and Corporate Development, Lincoln Financial Group from 2010 until 2012	54

J. Todd Daniels	Executive Vice President, Chief Actuary, Aflac Incorporated, since 2016; Global Chief Risk Officer, Aflac Incorporated, since 2016; Senior Vice President, Chief Actuary, Aflac, from 2015 until 2016; Global Chief Risk Officer, Aflac, from 2014 until 2016; Senior Vice President, Deputy Corporate Actuary, Aflac, from 2012 until 2014; Vice President, Financial Planning and Analysis, Aflac, from 2011 until 2012	47

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, from 2011 until 2015	51

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; President, Aflac Asset Management LLC, since 2017; First Senior Vice President, Global Chief Investment Officer, Aflac, from 2011 until 2012	57

Masatoshi Koide	President and Chief Operating Officer, Aflac Japan since 2017; Deputy President, Aflac Japan from 2016 until 2017; Executive Vice President, Aflac Japan from 2015 until 2016; First Senior Vice President, Aflac Japan from 2013 until 2015; Senior Vice President, Aflac Japan from 2012 until 2013	57

Charles D. Lake II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	56

Albert A. Riggieri	Senior Vice President, Corporate Actuary, Aflac, since 2016; Group Chief Actuary, Unum Group, until 2016	62

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Corporate Services, Aflac Incorporated, from 2008 until 2014	53

Teresa L. White	President, Aflac U.S., since 2014; Executive Vice President, Chief Operating Officer, Aflac, from 2013 until 2014; Executive Vice President, Chief Service Officer, Aflac, from 2012 until 2013; Executive Vice President, Chief Administrative Officer, Aflac, from 2008 until 2013	51
(1)Unless specifically noted, the respective executive officer has held the occupation(s) set forth in the table for at least the last five years. Each executive officer is appointed annually by the board of directors and serves until his or her successor is chosen and qualified, or until his or her death, resignation or removal.

ITEM 1A. RISK FACTORS
The Company faces a wide range of risks, and its continued success depends on its ability to identify, prioritize and appropriately manage enterprise risk exposures. Readers should carefully consider each of the following risks and all of the other information set forth in this Form 10-K. These risks and other factors may affect forward-looking statements, including those in this document or made by the Company elsewhere, such as in earnings release webcasts, investor conference presentations or press releases. The risks and uncertainties described herein may not be the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also adversely affect its business. If any of the following risks and uncertainties develops into actual events, there could be a material impact on the Company.
Difficult conditions in global capital markets and the economy could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.
The Company's results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in its two primary operating markets of the United States and Japan. Weak global financial markets impact the value of the Company's existing investment portfolio, influence opportunities for new investments, and may contribute to generally weak economic fundamentals, which can have a negative impact on its operating activities.

In recent years, global capital markets have been severely impacted by several major events. The financial crisis that began in the latter part of 2008 saw dramatic declines in investment values and weak economic conditions as the global financial system came under extreme pressure. Although U.S. markets began recovering in late 2009 and 2010, Europe continued to struggle under a severely weakened banking system and investor concerns with sovereign debt levels. Following a period of unprecedented intervention by governments and central banks, including the U.S. Federal Reserve and European Central Bank (ECB), financial conditions improved from the dire conditions of the global financial crisis, global recession, and European debt crisis. More recently, global markets have experienced bouts of volatility due to a British exit from the European Union (EU) (Brexit), uncertainty surrounding Japan’s continued recovery amidst assorted policy changes, significant declines in global commodity prices including oil, divergent monetary policies in the United States versus many other developed economies and heightened concerns surrounding the Chinese economy. While capital and market conditions have been generally favorable in the last year, the prospect for increased volatility remains.

Recent activity by the government of North Korea has been the subject of increasing focus for a number of other governments, including those of the United States and Japan. Such North Korean activity and related geopolitical risk could have a significant impact on financial market conditions across the world. Under certain circumstances, government actions taken in response to the North Korean situation could have a material impact on the Company's Japan and U.S. operations and financial performance, including the indirect impact of potentially severe and prolonged capital market volatility and disruption.

As the Company holds a significant amount of fixed maturity and perpetual securities issued by borrowers located in many different parts of the world, including a large portion issued by banks and financial institutions, sovereigns, and other corporate borrowers in the United States and Europe, its financial results are directly influenced by global financial markets. A retrenchment of the recent strength of the capital markets could adversely affect the Company's financial condition, including its capital position and overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by increases in interest rates or credit spreads, defaults in payment of principal or interest, or credit rating downgrades.

Following the election of Shinzo Abe as Prime Minister of Japan in December 2012, the new administration adopted a new set of financial measures to stimulate the Japanese economy, including imposing negative interest rates on excess bank reserves. In a December 2014 snap-election, the ruling Liberal Democratic Party (LDP) won a landslide victory, further strengthening Mr. Abe's ability to implement economic reform and address key policy challenges. The Japanese financial markets reacted with even lower rates on Japanese Government bonds, large increases in Japanese equity market values, and a weakening of the yen relative to the U.S. dollar. More recently, as the Bank of Japan (BoJ) has signaled to hold its policy rate at zero, the Japan Government Bond (JGB) yield curve has steepened producing higher rates on longer maturity Japanese Government bonds. Prime Minister Abe’s victory in the October 2017 elections may result in the continuation of current monetary policy, but there can be no guarantee that this is the case.

Japan is the largest market for the Company's products, and the Company owns substantial holdings in JGBs. Government actions to stimulate the economy affect the value of the Company's existing holdings, its reinvestment rate on new investments in JGBs or other yen-denominated assets, and consumer behavior relative to the Company's suite of products. The additional government debt from fiscal stimulus actions could contribute to a weakening of the Japan sovereign credit profile and result in further rating downgrades at the credit rating agencies. This could lead to additional volatility in Japanese capital and currency markets.

The Company's investment portfolio has sizeable credit positions in many other geographic areas of the world including the Middle East, Latin America, Asia, and other emerging markets. Deterioration in their underlying economies, sovereign credit worthiness, or financial market conditions could negatively impact the Company's financial position.

While the Company has continued to add floating rate investments to its investment portfolio, most of its investment portfolio holdings are income-producing bonds that provide a fixed level of income. Many of the Company's investments were made at the relatively low level of interest rates prevailing over the last decade. Any increase in the market yields of the Company's holdings due to an increase in interest rates could create substantial unrealized losses in the Company's portfolio, as discussed further in a separate risk factor in this section of the Form 10-K.

The Company needs liquidity to pay its operating expenses, dividends on its common stock, interest on its debt, and liabilities. For a further description of the Company's liquidity needs, including maturing indebtedness, see Item 7 of this Form 10-K - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity. In the event the Company's current resources do not meet its needs, the Company may need to seek additional financing. The Company's access to additional funding will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and its credit rating.

Should investors become concerned with any of the Company's investment holdings, including the concentration in JGBs, its access to market sources of funding could be negatively impacted. There is a possibility that lenders or debt investors may also become concerned if the Company incurs large investment losses or if the level of the Company's business activity decreases due to a market downturn or there are further adverse economic trends in the United States or Japan, specifically, or generally in developed markets. Similarly, the Company's access to funds may be impaired if regulatory authorities or rating agencies take negative actions. See more information on recent rating actions later in this Risk Factors section.

Broad economic factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of the Company's business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as Aflac that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead the Company's customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage, which could adversely affect the Company's premium revenue, results of operations and financial condition. The Company is unable to predict the course of the current recoveries in global financial markets or the recurrence, duration or severity of disruptions in such markets.

The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity.
The Company has substantial investment portfolios that support its policy liabilities. Low levels of interest rates on investments experienced in Japan and the United States over the last decade have reduced the level of investment income earned by the Company. The Company's overall level of investment income will be negatively impacted in a persistent low-interest-rate environment. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time the Company's products were priced and the related reserving assumptions were established. A sustained decline in interest rates could hinder the Company's ability to earn the returns assumed in the pricing and the reserving for its products at the time they were sold and issued. Due to low interest rates, the Company's ability to earn the returns it expects may also influence the Company's ability to develop and price attractive new products and could impact its overall sales levels. The Company's first sector products are more interest rate sensitive than third sector products. The recent negative interest rate imposed by the Bank of Japan on excess bank reserves could have a negative impact on the distribution and pricing of these products.

A rise in interest rates could improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. However, an increase in the differential of short-term U.S. and Japan interest rates would increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition.
Changes in interest rates impact unrealized gains and losses of fixed income securities in the Company's investment portfolio; however, they do not have a direct impact on the related valuation of the corresponding liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk of future increases in interest rates because an increasing proportion of the Company's investment portfolio includes investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates could decrease the fair value of the Company's debt and perpetual securities. Some of the insurance products that Aflac sells in the United States and Japan provide cash surrender values. A rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. This situation is commonly referred to as disintermediation risk. The Company generally invests its assets to match the duration and cash flow characteristics of its policy liabilities, and therefore would not expect to realize most of these gains or losses, however, the Company's risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company's control will reduce the effectiveness of this strategy. These events or economic conditions could either cause the Company to dispose of some or all of these investments prior to their maturity, or increase the risk that the issuers of these securities may default or may require impairment, which could result in the Company having to recognize such gains or losses.
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
Further, interest rate risk is still an inherent portfolio, business and capital risk for the Company, and significant changes in interest rates could have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows through realized losses, impairments, changes in unrealized positions, and liquidity.

For more information regarding interest rate risk, see the Interest Rate Risk subsection within the Market Risks of Financial Instruments section of MD&A in this report.

The Company's concentration of business in Japan poses risks to its operations.
The Company's operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 70% of the Company's total revenues for 2017, compared with 71% in 2016 and 70% in 2015. The Japanese operations accounted for 83% of the Company's total assets at both December 31, 2017 and 2016.

Further, because of the concentration of the Company's business in Japan and its need for long-dated yen-denominated assets, the Company has a substantial concentration of JGBs in its investment portfolio. As such the Company has material exposure to the Japanese economy, geo-political climate, political regime, and other factors that generally determine a country's creditworthiness. Specifically, the nationally recognized statistical rating organizations (NRSROs, or "rating agencies"), credit rating agencies registered with the SEC, have placed increased scrutiny on JGBs, which are a significant component of the Company’s overall investment portfolio, resulting in downgrades as discussed later in this Risk Factors section. In addition, the NAIC is also considering changes to investment risk factors. Any negative developments by the NRSROs or NAIC in these areas could result in increased capital requirements for the Company.

The Company seeks to match investment currency and interest rate risk to its yen liabilities. The low level of interest rates available on yen-denominated securities has a negative effect on overall net investment income. A large portion of the cash available for reinvestment each year is deployed in yen-denominated instruments and subject to the low level of yen interest rates.

Any potential deterioration in Japan's credit quality, market access, the overall economy of Japan, or Japanese market volatility could adversely impact the business of Aflac in general and specifically Aflac Japan and its related results of operations and financial condition.

The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate.

Due to the size of Aflac Japan, where functional currency is the Japanese yen, fluctuations in the rate of exchange between the yen and the U.S. dollar can have a significant effect on the Company's reported financial position and results of operations. Aflac Japan's premiums and approximately half of its investment income are received in yen, and its claims and most expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported financial position and results of operations. In periods when yen weakens, translating yen into U.S. dollars causes fewer U.S. dollars to be reported. When yen strengthens, translating yen into U.S. dollars causes more U.S. dollars to be reported. Any unrealized foreign currency translation adjustments are reported in accumulated other comprehensive income. As a result, yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the U.S. dollar will generally adversely affect the value of the Company's yen-denominated investments in U.S. dollar terms.

Foreign currency translation also impacts the computation of the Company's risk-based capital ratio because Aflac Japan is consolidated in the Company's U.S. statutory filings due to its status as a branch. The Company's required capital, as determined by the application of risk factors to its assets and liabilities, is sensitive to currency risk. As a result, when the yen strengthens relative to the dollar, the Company's RBC is suppressed. The Company engages in certain foreign currency hedging activities for the purpose of hedging the yen exposure to its net investment in operations in Japan. These hedging activities are limited in scope, and the Company cannot provide assurance that these activities will be effective.

Unhedged U.S. dollar-denominated securities held by Aflac Japan are exposed to foreign exchange fluctuations, which impact SMR. In periods of yen strengthening, the unhedged U.S. dollar-denominated investments will experience unrealized foreign exchange losses, negatively impacting SMR. This impact increases when the size of the unhedged U.S. dollar-denominated portfolio increases, which can occur due to the purchase of additional unhedged U.S. dollar-denominated investments, or through termination or expiration of existing hedges. Unrealized currency gains and losses on unhedged U.S. dollar-denominated securities are monetized (or, in other words, are economically realized) only upon converting the proceeds from the sale, maturity or redemption of these securities to yen, which primarily occurs when yen are needed to satisfy policyholder obligations or other business expenses of Aflac Japan. To mitigate exposure to the foreign exchange risk from U.S. dollar-denominated investments and to reduce SMR volatility, the Company engages in certain currency hedging activities. However, these hedging activities are limited in scope and the Company cannot provide assurance that its hedging strategies will be effective. As a result, periods of unusually volatile currency exchange rates could result in limitations on dividends available to the Parent Company.

As indicated in the Business section of Item 1, the Company has determined that the unhedged U.S. dollar-denominated investment portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. However, the unhedged U.S. dollar-denominated investment portfolio at the same time creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital and earnings, which may adversely impact Aflac Japan’s ability to pay dividends to the Parent Company. The overall investment strategy in Aflac Japan is guided primarily by the objective of securing the long-term financial strength of Aflac Japan and funding of yen liabilities. As a result, the Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the stressed economic surplus in Aflac Japan. However, there can be no assurance that this strategy will be successful.

Furthermore, for regulatory accounting purposes, there are certain requirements for realizing impairments that could be triggered by changes in the rate of exchange between the yen and U.S. dollar and could negatively impact Aflac Japan's earnings and the corresponding repatriation and capital deployment.

Additionally, the Company is exposed to currency risk when yen cash flows are converted into U.S. dollars, resulting in an increase or decrease in the Company's U.S. dollar-denominated cash flows and earnings when exchange gains or losses, respectively, are realized. This primarily occurs when the Company repatriates or dividends funds from Aflac Japan to the Parent Company, but it also has an impact when cash in the form of yen is converted to U.S. dollars for investment into U.S. dollar-denominated assets. The exchange rates prevailing at the time of repatriation or dividend may differ from the exchange rates prevailing at the time the yen profits were earned.

For more information regarding unhedged U.S. dollar-denominated securities, see the risk factor below entitled, “Lack of availability of acceptable yen-denominated investments could adversely affect the Company’s results of operations, financial position or liquidity”. For more information regarding foreign currency risk, see the Currency Risk subsection within the Market Risks of Financial Instruments section of MD&A.

Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity.
The Company attempts to match both the duration and currency of its assets with its liabilities. This is very difficult for Aflac Japan due to the lack of available long-dated yen-denominated fixed income instruments beyond JGBs.

Prior to the onset of the financial crisis of 2008, the Company was focused on investing cash flows in JGBs, which had relatively low yields, and utilizing private placement and perpetual securities to gain additional yield, extend the duration of the investment portfolio, and maintain yen exposure. Given call activity with respect to certain of the Company's legacy private placement investments, the Company has added a modest amount of yen-denominated private placements to its investment portfolio in recent periods. The investment in private placements and legacy perpetual securities carries risk associated with illiquidity, which is managed and monitored by the Company.

Starting in 2012, Aflac Japan augmented its investment strategy to include U.S. dollar-denominated investments which could then be hedged back to yen. Initially this program focused on public investment-grade bonds but has evolved over time to include U.S. dollar-denominated investment-grade commercial mortgage loans, infrastructure debt, as well as other loan types, high yield bonds and U.S. equity securities. As of December 31, 2017, Aflac Japan held approximately $24.0 billion in U.S. dollar-denominated investments, at amortized cost. To hedge foreign currency risk, Aflac Japan held $9.3 billion outstanding notional amounts of foreign currency forwards and $8.4 billion outstanding notional amounts of foreign currency options, of which none were in-the-money. The Company plans to continue adding other instruments denominated in U.S. dollars, including floating rate investments, to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that the Company has added, and anticipates continuing to add, have less liquidity than investment-grade corporate bonds. These strategies will continue to increase the Company's exposure to U.S. interest rates, credit spreads and other risks. The Company has increased foreign exchange risk exposure as the comprehensive hedging program may not always correlate to the underlying U.S. dollar-denominated assets, thereby increasing earnings volatility. These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

Investing in U.S. dollar-denominated investments in Aflac Japan also creates an unmatched foreign currency exposure and related SMR volatility, as Aflac Japan’s insurance liabilities are yen-denominated. Although the Company engages in certain foreign exchange hedging activities to partially mitigate this risk, and such hedged assets may be used to satisfy yen-denominated insurance liabilities and other business obligations, important risks remain.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company’s foreign exchange derivatives are typically shorter-dated than the underlying U.S. dollar-denominated investments being hedged. If the Company reduces the notional amount of foreign exchange derivatives prior to the maturity of the hedged U.S. dollar-denominated investments, the respective holding foreign exchange gains or losses on the U.S. dollar-denominated investments remain economically unrealized. These gains or losses are only economically realized, or monetized, through sale, maturity or redemption of the investments and concurrent conversion to yen. However, the Company may not realize the benefit of offsetting adverse cash settlements on hedging derivatives with cash receipts on the U.S. dollar-denominated investments if the currency exchange rates move in an adverse direction before the investments are converted to yen, or if the investments are never converted to yen. As an example of the latter, if the Company’s actual insurance risk experience in Japan is as expected or more favorable than expected, the need for yen to pay expenses and claims would correspondingly remain at or below expected levels, thereby diminishing operational requirements to convert U.S. dollar-denominated investments to yen. Since 2012, the cumulative net cash settlements on derivatives hedging currency exposure of Aflac Japan’s dollar-denominated investments were an outflow of $3.6 billion as of December 31, 2017. These outflows or cumulative net negative settlements are associated with foreign exchange derivatives on existing U.S. dollar-denominated investments and hedged investments that have since been sold, matured or redeemed and may or may have not been converted to yen. Furthermore, the settlements include instances where the initial foreign exchange derivative notional amounts were reduced prior to the maturity of the hedged investments. The settlement of the foreign exchange derivatives is reported in the investing activities section of the Company’s consolidated statements of cash flows in the line item “Settlement of derivatives, net.”

For more information regarding unhedged U.S. dollar-denominated securities, see the risk factor above entitled, “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate.” For more information regarding foreign currency risk, see the Currency Risk subsection within the Quantitative and Qualitative Disclosures about Market Risk section in this report.

Failure to execute or implement the planned conversion of the Japan branch to a legal subsidiary could adversely affect the Company's business, results of operations, or financial position.

The implementation of the planned Japan branch conversion to a legal subsidiary is a complex undertaking and involves a number of risks, including increased execution costs, information technology-related delays and problems, personnel loss, regulatory law changes, legal and regulatory requirements, changes to the Company's operations, and management distraction. Changes in law or regulation before the completion of the transaction could result in significant costs or reduction in capital. The transaction may entail modifications of certain aspects of the Company's operations, which could result in additional costs or reduce net earnings. Any of these risks, if realized, could result in a material adverse effect on the Company's business, results of operations or financial condition.

The planned Japan branch conversion is conditioned on the continued validity of a private letter ruling that the Company received from the U.S. Internal Revenue Service (IRS). Notwithstanding the receipt of the private letter ruling, the IRS could determine that the Japan branch conversion should be treated as a taxable transaction. For example, the IRS could conclude that the representations, assumptions and covenants on which the private letter ruling is based are untrue or not accurate. If the IRS made such a conclusion, the Japan branch conversion could be treated as a taxable transaction, and the Company could incur significant U.S. federal income tax liabilities or litigation costs to defend the tax treatment by the IRS.

If future policy benefits, claims or expenses exceed those anticipated in establishing premiums and reserves, the Company's financial results would be adversely affected.

The Company establishes premiums for many of its policies on assumptions for morbidity, mortality, longevity and persistency. The Company also establishes and carries, as a liability, reserves based on estimates of how much will be required to pay for future benefits and claims on its policies. The Company calculates these reserves using various assumptions and estimates, including premiums the Company will receive over the assumed life of the policy; the timing, frequency and severity of the events covered by the insurance policy; and the investment returns on the assets the Company purchases with a portion of its net cash flow from operations.

The assumptions and estimates that the Company uses in establishing premiums and reserves depend on the Company's judgment regarding the likelihood of future events and are inherently uncertain. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level the Company assumes prior to payment of benefits or claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to earnings in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Generally, lower mortality decreases the profitability of third sector products in Japan, as more policyholders will survive into ages where they have a higher rate of claim incidence. This assumption can impact pricing and reserving.  For instance, Japan FSA periodically requires updates to their Standard mortality tables for FSA reserves. An update to the Standard mortality tables will occur in April 2018 applicable to all business issued after that date. For business that is inforce prior to the update, the change in mortality table would not have an impact. For new issues, the updated mortality tables would be included in our reserve assumptions, and slow the emergence of FSA earnings for third sector products and therefore will have an impact on pricing returns. The Company adjusts pricing assumptions as new products are developed to adjust for these mortality assumptions. The Company is continuing to review potential impacts as it nears the adoption of those tables in April 2018.

The success of the Company's business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology.

The Company's business depends in large part on its technology systems for interacting with employers, policyholders, sales associates, and brokers, and the Company's business strategy involves providing customers with easy-to-use products to meet their needs and ensuring employees have the technology in place to support those needs. Some of the Company's information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards including adequate business continuity procedures. The Company is in a continual state of upgrading and enhancing its business systems; however, these changes tend to challenge the Company's complex integrated environment. The Company's success is dependent in large part on maintaining or improving the effectiveness of existing systems and continuing to develop and enhance information systems that support its business processes in a cost-efficient manner. If the Company does not maintain the effectiveness of its systems, the Company's operations and reputation could be adversely affected and it could be exposed to litigation as well as to regulatory proceedings and fines or penalties.

Competition could adversely affect the Company's ability to increase or maintain its market share or profitability.

The Company operates in a competitive environment and in an industry that is subject to ongoing changes from market pressures brought about by customer demands, legislative reform, marketing practices and changes to health care and health insurance delivery. These factors require the Company to anticipate market trends and make changes to differentiate the Company's products and services from those of its competitors. The Company also faces the potential of competition from existing or new companies in the United States and Japan that have not historically been active in the supplemental health insurance industry, but some of which have greater financial, marketing and management resources than the Company does. Failure to anticipate market trends and/or to differentiate the Company's products and services can affect the Company's ability to retain or grow profitable lines of business.

Further, as employers and brokers are increasingly requesting a full-suite of products from one insurance provider, a failure to react and adapt to these demands could result in decreased sales or market share. Similarly, a failure to meet evolving customer demands through innovative product development, effective distribution channels, and continuous investment in the Company's technology could result in lower revenues and less favorable policy terms and conditions, which could adversely affect the Company's operating results.

Events, including those external to the Company's operations, could damage the Company's reputation.
The Company has made significant investments in the Aflac brand over a long period of time. Because insurance products are intangible, the Company's ability to compete for and maintain policyholders relies to a large extent on consumer trust in the Company's business. The perception of unfavorable business practices or financial weakness could create doubt regarding the Company's ability to honor the commitments it has made to its policyholders. Maintaining the Company's stature as a trustworthy insurer and responsible corporate citizen, which helps support the strength of the Company's brand, is critical to the Company's reputation and the failure or perceived failure to do so could adversely affect the Company's brand value, financial condition and results of operations.

Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the United States and sales associates and other distribution partners in Japan.

The Company's sales could be adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network. In the United States, competition exists for sales associates and brokers with demonstrated ability. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners. The Company competes with other insurers and financial institutions primarily on the basis of its products, compensation, support services and financial rating. An inability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, could have a material adverse effect on the Company's sales, results of operations and financial condition. The Company's sales associates and brokers are independent contractors and may sell products of its competitors. If the Company's competitors offer products that are more attractive, or pay higher commissions than the Company does, any or all of these distribution partners may concentrate their efforts on selling the Company's competitors' products instead of the Company's. In addition to the Company's commissioned sales force in the United States, Aflac has expanded its sales leadership team to include a salaried sales force of over 175 market directors and broker sales professionals. The Company's ability to attract and retain top talent in these salaried roles has a material impact on its sales success.

Additionally, as the Japan and U.S. employment markets continue to evolve, there is risk that the Company's practices regarding attracting, developing, and retaining employees may not be fully effective. Failure to successfully meet and maintain sufficient levels of employees may diminish the Company's ability to achieve its financial and compliance objectives, both of which are time consuming and personnel-intensive.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business.

The Company stores confidential policyholder, employee, agent, and other proprietary information on its information technology systems. In addition, the Company depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond the Company's control. Despite the Company's implementation of a variety of security measures, its information technology and other systems, as well as those of third party providers, could be subject to physical or electronic break-ins, unauthorized tampering, security breaches or other cyber-attacks, resulting in a failure to maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers, or in the misappropriation of the Company's intellectual property or proprietary information. Additionally, design flaws may exist in certain systems, processes, software, or configurations that in turn may result in system failure, data corruption, or compromise.

Although the minor data leakage issues the Company has experienced to date have not had a material effect on its business, there is no assurance that the Company's security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-attacks. Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by the Company or others, including third party providers, could delay or disrupt the Company's ability to do business and service its customers, seriously harm the Company's brand and reputation as well as the Company's ability to compete effectively, subject it to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect the Company's business. In addition, the costs to address or remediate system interruptions or security threats and vulnerabilities, whether before or after an incident, could be significant.

While the Company continues to invest in the infrastructure of its data security programs, the Company has been, and will likely continue to be, the target of unauthorized access, social engineering, phishing, cyber-attacks, web application attacks, computer viruses or other malicious codes, or other computer-related penetrations. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable and insurance may not be sufficient to protect the Company against all losses. As a result, events such as these could adversely affect the Company's financial condition or results of operation.

If the Company fails to comply with restrictions on customer privacy and information security, including taking steps to ensure that its third-party service providers and business associates who access, store, process or transmit sensitive customer information maintain its security, integrity, confidentiality and availability, the Company's reputation and business operations could be materially adversely affected.

The collection, maintenance, use, protection, disclosure and disposal of individually identifiable data by the Company's businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). HIPAA also requires that the Company imposes privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations). With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities.
The Company relies on third parties, and in some cases subcontractors, to provide information technology and data services. Although the Company provides for appropriate protections through its contracts and performs information security risk assessments of its third-party service providers and business associates, the Company still has limited control over their actions and practices. In addition, despite the security measures the Company has in place to ensure compliance with applicable laws and rules, the Company's facilities and systems, and those of the Company's third-party providers may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. The U.S. Congress and many states are considering new privacy and security requirements that would apply to the Company's business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on the Company's business models, the development of new administrative processes, and the effects of potential noncompliance by the Company's business associates. They also may impose further restrictions on the Company's collection, disclosure and use of customer identifiable data that are housed in one or more of the Company's administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss, theft or other unauthorized disclosure of sensitive or confidential customer information, whether by the Company or by one of its third parties, could have a material adverse effect on the Company's business, reputation, brand and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding the Company's privacy and security practices; adverse actions against the Company's licenses to do business; and injunctive relief.
In addition, under Japanese laws and regulations, including the APPI, if a leak or loss of personal information by Aflac Japan or its business associates should occur, depending on factors such as the volume of personal data involved and the likelihood of other secondary damage, Aflac Japan may be required to file reports to the FSA; issue public releases explaining such incident to the public; or become subject to an FSA business improvement order, which could pose a risk to the Company's reputation.

Extensive regulation and changes in legislation can impact profitability and growth.

Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including the FSA and Ministry of Finance (MOF) in Japan, and state insurance regulators, the SEC, the NAIC, the FIO, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Treasury, including the IRS, in the United States, each of which exercises a degree of interpretive latitude. In addition, proposals regarding the global regulation of insurance are under discussion, and changes to corporate form that attend the conversion of Aflac Japan to a subsidiary may introduce new forms of regulation compared to those with which the Company has historically been subject. For example, AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. Consequently, the Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may change over time to the Company's detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause us to change the Company's views regarding the actions the Company needs to take from a legal or regulatory risk management perspective, thus necessitating changes to the Company's practices that may, in some cases, limit its ability to grow or otherwise negatively impact the profitability of the Company's business.

The primary purpose of insurance company regulatory supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the United States and by the FSA and the MOF in Japan. These systems of supervision and regulation cover, among other things:

•	standards of establishing and setting premium rates and the approval thereof

•	standards of minimum capital and reserve requirements and solvency margins, including risk-based capital measures

•	restrictions on, limitations on and required approval of certain transactions between the Company's insurance subsidiaries and their affiliates, including management fee arrangements

•	restrictions on the nature, quality and concentration of investments

•	restrictions on the types of terms and conditions that the Company can include in the insurance policies offered by its primary insurance operations

•	limitations on the amount of dividends that insurance subsidiaries can pay or foreign profits that can be repatriated

•	the existence and licensing status of a company under circumstances where it is not writing new or renewal business

•	certain required methods of accounting

•	reserves for unearned premiums, losses and other purposes

•
assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies

•	administrative practices requirements

•	imposition of fines and other sanctions

Regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on the Company's financial condition and results of operations. If the Company's subsidiaries fail to meet the minimum capital or operational requirements established by its respective regulators, they could be subject to examination or corrective action, or the Company's financial strength ratings could be downgraded, or both.

Various forms of federal oversight and regulation of insurance were signed into law by the prior U.S. presidential administration. For example, the ACA gave the U.S. federal government direct regulatory authority over the business of health insurance and made significant changes to the U.S. health care insurance marketplace, including the imposition of an individual medical insurance coverage mandate (which has since been repealed effective 2019 by the Tax Act), penalties on certain employers for failing to provide adequate coverage, the creation of health insurance exchanges, and proscriptions regarding coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. The United States Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd Frank”), intended to reduce risk of a financial crisis, contains multiple provisions that could impact the Company's business as rules are finalized and implemented. While it is difficult to isolate the impact of Dodd Frank from other government and central bank actions and general market conditions since the financial crisis, the Company believes that the Dodd-Frank Act, in particular bank capital requirements, limits on proprietary trading and derivatives regulation, has affected the value of its holdings in banks and other financial institutions, and impacted pricing, liquidity, and the Company's general ability to conduct financial and capital market transactions. Dodd Frank is expansive in scope and, among other things, requires the adoption of extensive regulations and numerous regulating decisions, many of which have been adopted. The presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. The Company cannot predict with any degree of certainty the ultimate effects (if any) that Dodd Frank, or subsequent implementation of regulations and decisions, will have on its U.S. business, financial condition, or results of operations.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase the Company's direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on the Company's financial condition and results of operations.

Tax rates applicable to the Company may change.

The Company is subject to taxation in Japan, and in the U.S. under federal and numerous state and local tax jurisdictions. In preparing the Company's financial statements, the Company estimates the amount of tax that will become payable, but the Company's effective tax rate may be different than estimates due to numerous factors including accounting for income taxes, the mix of earnings from Japan and the U.S., the results of tax audits, adjustments to the value of uncertain tax positions, changes to estimates and other factors. Further, changes in U.S. or Japan tax laws or interpretations of such laws could increase the Company's corporate taxes and reduce earnings.

Among other changes, effective January 1, 2018 the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, eliminated or reduced certain deductions and credits, and limited the deductibility of interest expense and executive compensation. The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan as a branch has the effect of subjecting the earnings of Aflac Japan to Japan taxation and subjecting the Company's other earnings, including the consolidated earnings of the Parent Company, to U.S. taxation. The changes to tax law included in the Tax Act are complex and are subject to new and changing regulations, interpretations and tax guidance in the future, as well as further refinement of our estimates and calculations and changes in the interpretations and assumptions that the Company has made. As such, the Company's estimates based upon the changes in the Tax Act may change over time. For example, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded, as its current reasonable estimate, a net deferred tax liability reduction of $1.9 billion as of that date. While the Company believes that this estimate is reasonable, it is relying upon guidance provided by SEC Staff Accounting Bulletin No. 118 (SAB 118) that provides a measurement period of up to one year from the enactment date of December 22, 2017, in order to complete the accounting for the effects of the Tax Act. Therefore, in future periods the Company may reduce or increase the estimated reduction of net deferred tax liability, and any such revision may be material.

In addition, it remains difficult to predict the timing and effect that future tax law changes could have on the Company's earnings both in the U.S. and in foreign jurisdictions. Any of these factors could cause the Company to experience an effective tax rate significantly different from previous periods or our current estimates. If the Company's effective tax rate were to increase, the Company's financial condition and results of operations could be adversely affected.

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities, perpetual securities and loan receivables in the Company's investment portfolio may reduce the Company's earnings and capital position.
The Company is subject to the risk that the issuers and/or guarantors of fixed-maturity securities, perpetual securities and loan receivables the Company owns may default on principal or interest. A significant portion of the Company's portfolio represents an unsecured obligation of the issuer, including some that may be subordinated to other debt in the issuer’s capital structure. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay the Company's holdings. This can include changes in the global economy, the company's assets, strategy, or management, shifts in the dynamics of the industries in which they compete, their access to additional funding, and the overall health of the credit markets. Factors unique to the Company's securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of the Company's holdings.

Most of the Company's investments carry a rating by one or more of the NRSROs. Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of the Company's portfolio. The Company employs a team of credit analysts to monitor the creditworthiness of the issuers in its portfolio. Any credit-related declines in the fair value of positions held in the Company's portfolio believed to be not temporary in nature will negatively impact the Company's net income and capital position through impairment and other credit related losses. These losses would also affect the Company's solvency ratios in the United States and Japan. Aflac Japan has certain regulatory accounting requirements for realizing impairments that could be triggered by credit-related losses, which may be different from U.S. GAAP and statutory requirements. These impairment losses could negatively impact Aflac Japan's earnings, and the corresponding repatriation and capital deployment.

The Company is also subject to the risk that any collateral providing credit enhancement to the Company's positions could deteriorate. These instruments may include senior secured first lien loans, such as commercial mortgage loans, bank loans, middle market loans, and loan-backed securities where the underlying loan or collateral notes may default on principal, interest, or other payments, causing an adverse change in cash flows to the positions held in the Company's investment portfolio.

The Company's portfolio includes holdings of perpetual securities. Most of these are issued by global banks and financial institutions. Following the financial crisis, rating agencies reviewed and, in most cases, modified the rating criteria for financial institutions. This has caused multiple downgrades of many bank and financial issuers, but perpetual securities have been more negatively impacted as their lower position in the capital structure represents relatively more risk than other more senior obligations of the issuer. Further downgrades or default of issuers of securities the Company owns will have a negative impact on its portfolio and could reduce the Company's earnings and capital.

The Company is exposed to sovereign credit risk through instruments issued directly by governments and government entities as well as banks and other institutions that rely in part on the strength of the underlying government for their credit quality. In addition to the United States and Japan, many governments, especially in Europe, have been subject to rating downgrades due to the need for fiscal and budgetary remediation and structural reforms, reduced economic activity, and investment needed to support banks or other systemically important entities. Additional downgrades or default of the Company's sovereign issuers will have a negative impact on its portfolio and could reduce the Company's earnings and capital.

In addition to the Company's exposure to the underlying fundamental credit strength of the issuers of its fixed maturity and perpetual securities and the underlying risk of default, the Company is also exposed to the general movement in credit market spreads. A widening of credit spreads could reduce the value of the Company's existing portfolio, create unrealized losses on its investment portfolio, and reduce the Company's adjusted capital position which is used in determining the SMR in Japan. This widening of credit spreads could, however, increase the net investment income on new credit investments. Conversely, a tightening of credit spreads could increase the value of the Company's existing portfolio and create unrealized gains on its investment portfolio. This tightening of credit spreads could also reduce the net investment income available to the Company on new credit investments. Increased market volatility also makes it difficult to value certain of the Company's investment holdings (see the Critical Accounting Estimates section in Item 7, Management's Discussion and Analysis, of this Form 10-K).

For more information regarding credit risk, see the Credit Risk subsection of Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K.

A decline in the creditworthiness of other financial institutions could adversely affect the Company.

The Company has exposure to and routinely executes transactions with counterparties in the financial services industry, including broker dealers, derivative counterparties, commercial banks and other institutions.

The Company uses derivative instruments to mitigate various risks associated with its investment portfolio, notes payable, and profit repatriation. The Company enters into a variety of agreements involving assorted instruments including foreign currency forward contracts, foreign currency options; and foreign currency and interest rate swaps. To provide additional alternatives to increase the Company's overall portfolio yield while managing its overall currency risk, starting in 2012, the Company invested a significant portion of the investable cash flow generated by Aflac Japan into U.S. dollar-denominated investments and hedged these investments to yen through the use of currency forward and option contracts. The derivative forward and option contracts are of a shorter maturity than the hedged investments, which creates roll-over risks within the hedging program. Due to changes in market environments, there is a risk the hedges become ineffective and lose the corresponding hedge accounting treatment. At December 31, 2017, the Company held foreign currency forwards and options of approximately $9.3 billion of notional amount associated with Aflac Japan's U.S. dollar-denominated investments referenced above; foreign currency swaps of $2.8 billion of notional amount associated with the Company's notes payable; and foreign currency forwards and options of approximately $439 million of notional amount used to economically hedge profit repatriation. The Company's increased use of derivatives has increased its financial exposure to derivative counterparties. If the Company's counterparties fail or refuse to honor their obligations under derivative instruments, the Company's hedges of the risks will be ineffective, and the Company's financial condition and results of operations could be adversely affected.

The Company engages in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. The Company mitigates the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that the Company could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade. If the Company is required to post collateral to support derivative contracts and/or pay cash to settle the contracts at maturity, the Company's liquidity could be strained.

Further, the Company has agreements with various financial institutions for the distribution of its insurance products. For example, at December 31, 2017, the Company had agreements with 374 banks to market Aflac's products in Japan. Sales through these banks represented 5.2% of Aflac Japan's new annualized premium sales in 2017. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.
The Company has entered into significant reinsurance transactions with large, highly rated counterparties. Negative events or developments affecting any one of these counterparties could have an adverse effect on the Company's financial position or results of operations.
All of these risks related to exposure to other financial institutions could adversely impact the Company's consolidated results of operations and financial condition.

As a holding company, the Parent Company depends on the ability of its subsidiaries to transfer funds to it to meet its debt service and other obligations and to pay dividends on its common stock.
The Parent Company is a holding company and has no direct operations, and its most significant assets are the stock of its subsidiaries. Because the Parent Company conducts its operations through its operating subsidiaries, the Parent Company depends on those entities for dividends and other payments to generate the funds necessary to meet its debt service and other obligations, and to pay dividends on and conduct repurchases of its common stock.

Aflac is domiciled in Nebraska and is subject to insurance regulations that impose certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. After the planned Japan branch conversion, the Company expects that the Nebraska insurance department and the FSA will approve their respective domiciled insurance company service arrangements and transactions. The FSA may not allow profit repatriations or other transfers from Aflac Japan if they would cause Aflac Japan to lack sufficient financial strength for the protection of Japanese policyholders. After the planned Japan branch conversion as early as April 1, 2018, the new Japan subsidiary will be required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary will be defined as retained earnings plus other capital reserve less net after-tax net unrealized losses on available-for-sale securities.
The ability of Aflac and Aflac Japan (in its current form as a branch, and in its planned future form as a subsidiary) to pay dividends or make other payments to the Parent Company could also be constrained by the Company's dependency on financial strength ratings from independent rating agencies. The Company's ratings from these agencies depend to a large extent on Aflac's capitalization level. Any inability of Aflac to pay dividends or make other payments to the Parent Company could have a material adverse effect on the Company's financial condition and results of operations.
For the foregoing reasons, there is no assurance that the earnings from, or other available assets of, the Parent Company's operating subsidiaries will be sufficient to make distributions to enable the Company to operate.
Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital.

Financial strength ratings can play an important role in establishing the competitive position of insurance companies. On an ongoing basis, NRSROs review the financial performance and condition of many insurers, including Aflac and its competitors. They may assign multiple ratings including a financial strength rating, reflecting their view of the insurer’s ability to pay claims on a timely basis, and ratings on an insurer’s senior and subordinated debt obligations, indicating their view of an insurer’s ability to make timely payments on their debt obligations.

NRSROs may change their ratings or outlook on an insurer's ratings due to a variety of factors including the NRSRO’s assessment of the insurer’s strength of operations and overall financial condition. Some factors that may influence ratings include competitive position; profitability; cash generation and other sources of liquidity; capital levels; quality of the investment portfolio; and perception of management capabilities. The ratings assigned to Aflac by the NRSROs are important factors in the Company's ability to access liquidity and capital from the bank market, debt capital markets or other available sources, such as reinsurance transactions. Downgrades to Aflac's credit ratings could give its derivative counterparties the right to require early termination of derivatives transactions or delivery of additional collateral, thereby adversely affecting the Company's liquidity.

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

On September 16, 2015, S&P downgraded their credit rating of Japan’s sovereign debt. Following this action, they also downgraded several other foreign insurers, including Aflac. Although Aflac is a U.S.-based insurer, Aflac's significant operations in Japan and corresponding regulation by the Japanese FSA, combined with its significant exposure to JGBs as outlined above, resulted in S&P downgrading the financial strength rating of Aflac's core insurance operations to A+ and its senior debt rating to A-, both with a stable outlook. While S&P made no further downgrades to Aflac's ratings in 2016 or 2017, they have stated in the past that a downgrade of Japan's sovereign rating could lead to a downgrade of Aflac's financial strength rating. As a matter of policy, S&P rarely rates insurance companies above the sovereign long-term rating of the country of domicile because during times of stress, the sovereign’s regulatory and supervisory powers may restrict an insurer’s or financial system’s flexibility.

In addition to the impact on Aflac's access to liquidity, as mentioned above, a downgrade of Aflac's ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness and the marketability of its products which could negatively impact Aflac's liquidity, operating results and financial condition. Additionally, sales through the bank channel in Japan could be adversely affected as a result of their reliance and sensitivity to ratings levels.

The Company cannot predict what actions rating agencies may take, or what actions the Company may take in response to the actions of rating agencies, which could adversely affect Aflac's business. As with other companies in the financial services industry, Aflac's ratings could be downgraded at any time and without any notice by any NRSRO.

The Company's risk management policies and procedures may prove to be ineffective and leave the Company exposed to unidentified or unanticipated risk, which could adversely affect the Company's businesses or result in losses.

The Company has developed an enterprise-wide risk management and governance framework to mitigate risk and loss to the Company. The Company maintains policies, procedures and controls intended to identify, measure, monitor, report and analyze the risks to which the Company is exposed.
However, there are inherent limitations to risk management strategies because risk may exist, or emerge in the future, that the Company has not appropriately anticipated or identified. If the Company's risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As the Company's businesses change and the markets in which it operates evolve, the Company's risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from greater than expected morbidity, mortality, longevity, or persistency, the effectiveness of the Company's risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, the Company's risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.
Many of the Company's risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. The Company cannot provide assurance that its risk management framework, including the underlying assumptions or strategies, will be accurate and effective.
Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective. Models are utilized by the Company's businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models are utilized under a risk management policy approved by the Company's executive risk management committees, however, the models may not operate properly and rely on assumptions and projections that are inherently uncertain. As the Company's businesses continue to grow and evolve, the number and complexity of models the Company utilizes expands, increasing the Company's exposure to error in the design, implementation or use of models, including the associated input data and assumptions.
Past or future misconduct by the Company's employees or employees of the Company's third parties (suppliers which are cost-based relationships and alliance partners which are revenue-generating relationships) could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Despite the Company's published Supplier Code of Conduct, due diligence of the Company's alliance partners, and rigorous contracting procedures (including financial, legal, IT security, and risk reviews), there can be no assurance that controls and procedures that the Company employs, which are designed to assess third party viability and prevent the Company from taking excessive or inappropriate risks, will be effective. Additionally, the use of third parties also poses operational risks that could result in financial loss, operational disruption, brand damage, or compliance issues. Inadequate oversight of Aflac’s third party suppliers due to the lack of policies, procedures, training and governance may lead to financial loss or damage to the Aflac brand.

The concentration of the Company's investment portfolios in any particular single-issuer or sector of the economy may have an adverse effect on the Company's financial position or results of operations.
Negative events or developments affecting any particular single issuer, industry, group of related industries, asset class or geographic sector may have an adverse impact on a particular holding or set of holdings, which may increase risk of loss from defaults due to non-payment of interest or principal. The Company seeks to minimize this risk by maintaining an appropriate level of diversification. To the extent the Company has concentrated positions, it could have an adverse effect on the Company's results of operations and financial position. The Company's global investment guidelines establish concentration limits for its investment portfolios.

At December 31, 2017, the Company held approximately $48.4 billion at amortized cost, or 45.4% of its total debt and perpetual securities, in JGBs. JGBs were rated A1/A+/A at December 31, 2017 by Moody's, S&P and Fitch, respectively. For further details on the concentrations within the Company's investment portfolios, see the Analysis of Financial Condition section of Item 7, MD&A, and the Credit Risk section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K.

The valuation of the Company's investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may adversely affect the Company's results of operations or financial condition.
The Company reports a significant amount of its fixed maturity securities and other financial instruments at fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated, thereby resulting in values which may be greater or less than the value at which the investments may be ultimately sold. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company's consolidated financial statements and the period-to-period changes in value could vary significantly.

Valuations of the Company's derivatives fluctuate with changes in underlying market variables, such as interest rates and foreign currency exchange rates. During periods of market turbulence created by political instability, economic uncertainty, government interventions or other factors, the Company may experience significant changes in the volatility of its derivative valuations. Extreme market conditions can also affect the liquidity of such instruments creating marked differences in transaction levels and counterparty valuations. Depending on the severity and direction of the movements in its derivative valuations, the Company will face increases in the amount of collateral required to be posted with its counterparties. Liquidity stresses to the Company may also occur if the required collateral amounts increase significantly over a very short period of time. Conversely, the Company may be exposed to an increase in counterparty credit risk for short periods of time while calling collateral from its counterparties.

For further discussion on investment and derivative valuations, see the Critical Accounting Estimates section in Item 7, Management's Discussion and Analysis, and Notes 1, 3, 4, and 5 of the Notes to the Consolidated Financial Statements in this Form 10-K.

Managing key executive succession is critical to the Company's success.
The Company would be adversely affected if it fails to adequately plan for succession of its senior management and other key executives. While the Company has succession plans and employment arrangements with certain key executives, these plans cannot guarantee that the services of these executives will be available to the Company, and its operations could be adversely affected if they are not.

The determination of the amount of impairments taken on the Company's investments is based on significant valuation judgments and could materially impact its results of operations or financial position.
An investment in a fixed maturity, perpetual or equity security is impaired if the fair value falls below book value. The Company regularly reviews its entire investment portfolio for declines in value. The majority of the Company's investments are evaluated for other-than-temporary impairment using the Company's debt impairment model, while the Company's investments in equities and below-investment-grade perpetual securities are evaluated using the Company's equity impairment model.
The Company's debt impairment model includes emphasis on the ultimate collection of the cash flows from its investments. The determination of the amount of impairments under this model is based upon the Company's periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.
For the Company's fixed maturity and perpetual securities reported in the available-for-sale portfolio, the Company reports the investments at fair value in the statement of financial condition and records any unrealized gain or loss in the value of the asset in accumulated other comprehensive income. For the Company's held-to-maturity securities portfolio, the Company reports the investments at amortized cost. Under the debt impairment model, the determination of whether an impairment in value is other than temporary is based largely on the Company's evaluation of the issuer's creditworthiness. The Company must apply considerable judgment in determining the likelihood of the security recovering in value while the Company owns it. Factors that may influence this include the Company's assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. The Company also verifies whether it has the intent to sell or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. If the Company determines it is unlikely to recover the book value of the instrument prior to disposal of the security, the Company will reduce the carrying value of the security to its fair value and recognize any associated impairment loss in the Company's consolidated statement of earnings or other comprehensive income, depending on the nature of the loss.
The Company's investments in perpetual securities that are rated below investment grade and equity securities are evaluated for other-than-temporary impairment under the Company's equity impairment model. This impairment model focuses on the severity of a security's decline in fair value coupled with the length of time the fair value of the security has been below cost or amortized cost and the financial condition and near-term prospects of the issuer. For equity securities, the Company also verifies its intent to hold the securities until they recover in value.
For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates, credit-related losses, or changes in foreign exchange, negatively impacting Aflac Japan's earnings and corresponding repatriation and capital deployment.
The Company's management updates its evaluations regularly as conditions change and as new information becomes available and reflects impairment losses in the Company's income statement when considered necessary. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

Catastrophic events could adversely affect the Company's financial condition and results of operations as well as the availability of the Company’s infrastructure and systems.

The Company's insurance operations are exposed to the risk of catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, and terrorism or other acts of violence. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Certain events such as earthquakes, tsunamis, hurricanes and man-made catastrophes could cause substantial damage or loss of life in larger areas, especially those that are heavily populated. Claims resulting from natural or man−made catastrophic events could cause substantial volatility in the Company's financial results for any fiscal quarter or year and could materially reduce its profitability or harm the Company's financial condition, as well as affect its ability to write new business.

Additionally, the Company's business operations may be adversely affected by such catastrophic events to the extent they disrupt the Company's physical infrastructure and systems that support its businesses and customers.

Changes in accounting standards issued by the Financial Accounting Standard Boards (FASB) or other standard-setting bodies may adversely affect the Company's financial statements.
The Company's financial statements are subject to the application of generally accepted accounting principles in both the United States and Japan, which are periodically revised and/or expanded. Accordingly, from time to time the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. It is possible that future accounting standards the Company is required to adopt could change the current accounting treatment that the Company applies to its consolidated financial statements and that such changes could have a material adverse effect on the Company's results of operations and financial condition. During the last three years, various accounting standard-setting bodies have been active in soliciting comments and issuing statements, interpretations and exposure drafts. For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in this report.

Changes in the Company's discount rate, expected rate of return, life expectancy, health care cost and expected compensation increase assumptions for its pension and other postretirement benefit plans may result in increased expenses and reduce the Company's profitability.

The Company determines its pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets, life expectancy of plan participants and expected increases in compensation levels and trends in health care costs. Changes in these assumptions, including from the impact of a sustained low interest rate environment, may result in increased expenses and reduce the Company's profitability.

The Company faces risks related to litigation.

The Company is a defendant in various lawsuits considered to be in the normal course of business. Members of the Company's senior legal and financial management teams review litigation on a quarterly and annual basis. The final results of any litigation cannot be predicted with certainty. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows. However, litigation could adversely affect the Company because of the costs of defending these cases, costs of settlement or judgments against the Company or because of changes in its operations that could result from litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In the United States, Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. Aflac leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary. Aflac leases office space in New York that houses the Company's Global Investment division. Aflac leases administrative office space in Georgia, South Carolina, New York, Nebraska, and in 39 additional states throughout the United States, as well as Washington, D.C. and Puerto Rico.
In Tokyo, Japan, Aflac has three primary campuses. The first campus includes a building, owned by Aflac, for the customer call center, the claims department, information technology departments, and training facility. It also includes a leased property, which houses Aflac Japan's policy administration and customer service departments. The second campus comprises leased space, which serves as Aflac Japan's headquarters and houses administrative and investment support functions for the Japan branch. The third campus comprises leased space for the information technology departments. Aflac also leases additional office space in Tokyo, along with regional offices located throughout the country.
ITEM 3. LEGAL PROCEEDINGS

On December 14, 2017, three former independent sales contractors filed a shareholders derivative complaint in the U.S. District Court for the Southern District of New York naming the Parent Company as nominal defendant and the Parent Company’s Chairman and Chief Executive Officer, several of its directors, and a former officer and director as defendants. The complaint alleges breaches of fiduciary duty, misstatements and omissions in the Company’s public disclosures, and insider trading. The Company’s Board of Directors had previously established a special litigation committee (SLC) in July 2017 to investigate certain allegations underlying the derivative action. The SLC issued a report of its investigation in September 2017 and another report in February 2018, each of which determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. On February 12, 2018, this litigation was transferred to the U.S. District Court for the Middle District of Georgia. The Company intends to file a motion to dismiss based upon the conclusions of the special committee in these two reports. An amended complaint was filed on January 31, 2018, and the SLC is investigating certain additional allegations raised in the new filing. The Company believes the outcome of this litigation will not have a material adverse effect on its financial position, results of operation or cash flows.

On February 9, 2018, a putative class action complaint was filed in the U.S. District Court for the Middle District of Georgia, purportedly on behalf of purchasers of Aflac Incorporated stock between February 27, 2013 and January 11, 2018. The complaint names the Parent Company and certain officers as defendants and alleges the Company’s public disclosures were misleading in relation to purported recruiting practices, misclassification of independent contractors, manipulation of a sales metric, and failure to adhere to the Company’s Code of Business Conduct and Ethics and corporate social responsibility standards. The complaint seeks class action certification, an unspecified amount for compensatory damages and interest, costs and expenses, and other unspecified equitable or injunctive relief. The Company believes that this lawsuit is without merit. The Company intends to vigorously defend against the allegations made in the complaint and to file a motion to dismiss the action.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information
Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Aflac Incorporated's stock is also listed on the Tokyo Stock Exchange. The quarterly high and low market prices for the Company's common stock, as reported on the New York Stock Exchange for the two years ended December 31 were as follows:
Quarterly Common Stock Prices

2017	High	Low
4th Quarter	$89.81	$81.41
3rd Quarter	84.51	76.62
2nd Quarter	79.86	72.08
1st Quarter	73.33	66.50

2016	High	Low
4th Quarter	$73.95	$67.50
3rd Quarter	74.50	71.02
2nd Quarter	72.17	62.59
1st Quarter	64.33	54.57

Holders

As of February 13, 2018, there were 85,593 holders of record of the Company's common stock.
Dividends

	2017	2016
4th Quarter	$.45	$.43
3rd Quarter	.43	.41
2nd Quarter	.43	.41
1st Quarter	.43	.41

In January 2018, the board of directors announced a 15.6% increase in the quarterly cash dividend, effective with the first quarter of 2018. The first quarter 2018 cash dividend of $.52 per share is payable on March 1, 2018, to shareholders of record at the close of business on February 21, 2018. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the board of directors and will depend upon many factors, including the Company's financial condition, earnings, capital requirements of its operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. There can be no assurance that the Company will declare and pay any additional or future dividends. For information concerning dividend restrictions, see Regulatory Restrictions in the Capital Resources and Liquidity section of MD&A and Note 13 of the Notes to the Consolidated Financial Statements presented in this report.

Stock Performance Graph
The following graph compares the five-year performance of the Company's common stock to the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Life and Health Insurance Index (S&P Life and Health). The Standard & Poor's Life and Health Insurance Index includes: Aflac Incorporated, Brighthouse Financial Inc., Lincoln National Corporation, MetLife Inc., Principal Financial Group Inc., Prudential Financial Inc., Torchmark Corporation and Unum Group.

Performance Graphic Index
December 31,

	2012	2013	2014	2015	2016	2017
Aflac Incorporated	100.00	128.91	120.81	121.44	144.65	186.59
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Life & Health Insurance	100.00	163.48	166.66	156.14	194.96	226.98
Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

Issuer Purchases of Equity Securities
During the year ended December 31, 2017, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,819,299		$69.94	3,819,299	22,934,155
February 1 - February 28	1,988,420		70.03	1,853,000	21,081,155
March 1 - March 31	2,825,614		72.12	2,821,009	18,260,146
April 1 - April 30	1,764,523		73.70	1,764,523	16,495,623
May 1 - May 31	501		74.84	0	16,495,623
June 1 - June 30	902,308		78.08	896,795	15,598,828
July 1 - July 31	1,066,100		77.88	1,066,100	14,532,728
August 1 - August 31	1,356,142		80.95	1,356,000	53,176,728
September 1 - September 30	325,741		82.04	321,200	52,855,528
October 1 - October 31	1,127,109		83.53	1,126,641	51,728,887
November 1 - November 30	1,001,949		84.47	1,001,600	50,727,287
December 1 - December 31	1,733,818		88.12	1,728,901	48,998,386
Total	17,911,524	(2)	$76.03	17,755,068	48,998,386	(1)
(1)The total remaining shares available for purchase at December 31, 2017, consisted of 8,998,386 shares related to a 40,000,000 share repurchase authorization by the board of directors in 2015 and 40,000,000 shares related to a 40,000,000 share repurchase authorization by the board of directors announced in August 2017.
(2)During the year ended December 31, 2017, 156,456 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.     SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2017	2016	2015	2014	2013
Revenues:
Net premiums, principally supplemental health insurance	$18,531	$19,225	$17,570	$19,072	$20,135
Net investment income	3,220	3,278	3,135	3,319	3,293
Realized investment gains (losses)	(151)	(14)	106	282	426
Other income	67	70	61	55	85
Total revenues	21,667	22,559	20,872	22,728	23,939
Benefits and expenses:
Benefits and claims, net	12,181	12,919	11,746	12,937	13,813
Expenses	5,468	5,573	5,264	5,300	5,310
Total benefits and expenses	17,649	18,492	17,010	18,237	19,123
Pretax earnings	4,018	4,067	3,862	4,491	4,816
Income taxes	(586)	1,408	1,329	1,540	1,658
Net earnings	$4,604	$2,659	$2,533	$2,951	$3,158
Share and Per-Share Amounts
Net earnings (basic)	$11.63	$6.46	$5.88	$6.54	$6.80
Net earnings (diluted)	11.54	6.42	5.85	6.50	6.76
Cash dividends paid	1.74	1.66	1.58	1.50	1.42
Cash dividends declared	1.74	1.66	1.58	1.50	1.42
Weighted-average common shares used for basic EPS (In thousands)	396,021	411,471	430,654	451,204	464,502
Weighted-average common shares used for diluted EPS (In thousands)	398,930	413,921	433,172	454,000	467,408
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	113.00	116.49	120.61	120.55	105.39
Weighted-average yen/dollar exchange rate (yen)	112.16	108.70	120.99	105.46	97.54

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2017	2016	2015	2014	2013
Assets:
Investments and cash	$123,659	$116,361	$105,897	$107,341	$108,459
Other	13,558	13,458	12,359	12,386	12,809
Total assets	$137,217	$129,819	$118,256	$119,727	$121,268
Liabilities and shareholders’ equity:
Policy liabilities	$99,147	$93,726	$87,631	$83,933	$89,402
Income taxes	4,745	5,387	4,340	5,293	3,718
Notes payable	5,289	5,360	4,971	5,242	4,858
Other liabilities	3,438	4,864	3,606	6,912	8,670
Shareholders’ equity	24,598	20,482	17,708	18,347	14,620
Total liabilities and shareholders’ equity	$137,217	$129,819	$118,256	$119,727	$121,268
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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	failure to execute or implement the conversion of the Japan branch to a legal subsidiary

•	limited availability of acceptable yen-denominated investments

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	governmental actions for the purpose of stabilizing the financial markets

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	ongoing changes in the Company's industry

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	tax rates applicable to the Company may change

•	defaults and credit downgrades of investments

•	ability to attract and retain qualified sales associates, brokers, employees, and distribution partners

•	decline in creditworthiness of other financial institutions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	decreases in the Company's financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of the Company's investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•	significant valuation judgments in determination of amount of impairments taken on the Company's investments

•
catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events

•	changes in U.S. and/or Japanese accounting standards

•	loss of consumer trust resulting from events external to the Company's operations

•	increased expenses and reduced profitability resulting from changes in assumptions for pension and other postretirement benefit plans

•	level and outcome of litigation

•	failure of internal controls or corporate governance policies and procedures

MD&A OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2017. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

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

For more information on the Company's business, see Business, Part I, Item 1 of this report.

PERFORMANCE HIGHLIGHTS

Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at December 31, 2017 was 113.00, or 3.1% stronger than the spot yen/dollar exchange rate of 116.49 at December 31, 2016. The weighted-average yen/dollar exchange rate for the year ended December 31, 2017 was 112.16, or 3.1% weaker than the weighted-average yen/dollar exchange rate of 108.70 for the same period in 2016.

Total revenues decreased 4.0% to $21.7 billion in 2017, compared with $22.6 billion in 2016. Net earnings in 2017 were $4.6 billion, or $11.54 per diluted share, compared with $2.7 billion, or $6.42 per diluted share, in 2016, reflecting the estimated $1.9 billion benefit as a result of the U.S. Tax Act.

Results for 2017 included pretax net realized investment losses of $151 million ($98 million after-tax), compared with net realized investment losses of $14 million ($9 million after-tax) in 2016. Net investment losses in 2017 consisted of $28 million of net gains ($18 million after-tax) from the sale or redemption of securities; $37 million ($24 million after-tax) of other-than-temporary impairment losses; and $142 million of net losses ($92 million after-tax) from derivatives and foreign currency gains (losses).

In October 2017, the Parent Company issued 60.0 billion yen of subordinated debentures through a U.S. public debt offering. In November 2017, the Parent Company used a portion of net proceeds to redeem $500 million of the Parent Company's 5.50% subordinated debentures due 2052. The pretax expense due to the early redemption of these notes was $13 million.

In January 2017, the Parent Company issued 60.0 billion yen of senior notes through a U.S. public debt offering. In February 2017, the Parent Company extinguished $650 million of 2.65% senior notes upon their maturity.

In 2017, the Parent Company and Aflac renewed a 364-day uncommitted bilateral line of credit with a third party that provides for borrowings in the amount of $100 million and executed two 364-day intercompany uncommitted and revolving lines of credit, one of which provides for borrowings by Aflac in the amount of $250 million, and the other provides for borrowings by the Parent Company in the amount of 37.5 billion yen.

For further information regarding these transactions, see Note 9 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

The Company repurchased 17.8 million shares of its common stock in the open market for $1.35 billion under the Company's share repurchase program in 2017, compared with the repurchase of 21.6 million shares for $1.4 billion in 2016.

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac's results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of the Company's assets and 81% of its liabilities are reported as of December 31, 2017, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac's investments, primarily consisting of debt, perpetual and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, the Company determines the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities within the Company's investment portfolio, a third party pricing vendor has developed valuation models that the Company utilizes to determine fair values. For the remaining privately issued securities, the Company uses non-binding price quotes from outside brokers.

The Company estimates the fair values of its securities on a monthly basis. The Company monitors the estimated fair values obtained from its pricing vendors and brokers for consistency from month to month, while considering current market conditions. The Company also periodically discusses with its pricing brokers and vendors the pricing techniques they use to monitor the consistency of their approach and periodically assess the appropriateness of the valuation level assigned to the values obtained from them. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. The Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

The Company also routinely reviews its investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of distressed investments, the determination of fair value if not publicly traded and the assessment of whether a decline is other than temporary involve significant management judgment. The Company must apply considerable judgment in determining the likelihood of the security recovering in value while the Company owns it. Factors that may influence this include the Company's assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. This process requires consideration of risks, which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk. Management updates its evaluations regularly and reflects impairment losses in the Company's net earnings or other comprehensive income, depending on the nature of the loss, as such evaluations are revised.

The Company's derivative activities include foreign currency, interest rate and credit default swaps in variable interest entities (VIEs) that are consolidated; foreign currency swaps associated with certain senior notes and its subordinated debentures; foreign currency forwards and options used in hedging foreign exchange risk and options on interest rate swaps (or interest rate swaptions) used in hedging interest rate risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; and foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. For derivatives associated with VIEs where it is the primary beneficiary, the Company receives valuations from a third party pricing vendor.

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

Deferred Policy Acquisition Costs

The calculation of DAC and the liability for future policy benefits requires the use of estimates based on sound actuarial valuation techniques. For new policy issues, the Company reviews its actuarial assumptions and deferrable acquisition costs each year and revise them when necessary to more closely reflect recent experience and studies of actual acquisition costs. For policies in force, the Company evaluates DAC by major product groupings to determine that they are recoverable from future revenues, and any amounts determined not to be recoverable are charged against net earnings. See Note 6 of the Notes to the Consolidated Financial Statements for a detail of the DAC activity for the past two years.

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.
Policy Liabilities

(In millions)	2017	2016
Japan segment:
Future policy benefits	$73,661	$68,291
Unpaid policy claims	2,692	2,393
Other policy liabilities	12,779	13,457
Total Japan policy liabilities	$89,132	$84,141
U.S. segment:
Future policy benefits	$8,806	$8,442
Unpaid policy claims	1,700	1,652
Other policy liabilities	119	118
Total U.S. policy liabilities	$10,625	$10,212
Consolidated:
Future policy benefits	$81,857	$76,106
Unpaid policy claims	4,392	4,045
Other policy liabilities	12,898	13,575
Total consolidated policy liabilities(1)	$99,147	$93,726
(1) The sum of the Japan and U.S. segments exceeds the total due to reinsurance and retrocession activity.

The Company's policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 83% and 4% of total policy liabilities as of December 31, 2017, respectively.

Future policy benefits provide for claims that will occur in the future and are generally calculated as the present value of future expected benefits to be incurred less the present value of future expected net benefit premiums. The Company calculates future policy benefits based on assumptions of morbidity, mortality, persistency and interest. These assumptions are generally established at the time a policy is issued. The assumptions used in the calculations are closely related to those used in developing the gross premiums for a policy. As required by U.S. GAAP, the Company also includes a provision for adverse deviation, which is intended to accommodate adverse fluctuations in actual experience.

Unpaid policy claims include those claims that have been incurred and are in the process of payment as well as an estimate of those claims that have been incurred but have not yet been reported to the Company. The Company computes unpaid policy claims on a non-discounted basis using statistical analyses of historical claims payments, adjusted for current trends and changed conditions. The Company updates the assumptions underlying the estimate of unpaid policy claims regularly and incorporates its historical experience as well as other data that provides information regarding the Company's outstanding liability.

The Company's insurance products provide fixed-benefit amounts per occurrence that are not subject to medical-cost inflation. Furthermore, the Company's business is widely dispersed in both the United States and Japan. This geographic dispersion and the nature of the Company's benefit structure mitigate the risk of a significant unexpected increase in claims payments due to epidemics and events of a catastrophic nature. Claims incurred under Aflac's policies are generally reported and paid in a relatively short time frame. The unpaid claims liability is sensitive to morbidity assumptions, in particular, severity and frequency of claims. Severity is the ultimate size of a claim, and frequency is the number of claims incurred. The Company's claims experience is primarily related to the demographics of its policyholders.

As a part of its established financial reporting and accounting practices and controls, the Company performs detailed annual actuarial reviews of its policyholder liabilities (gross premium valuation, GPV, analysis) and reflects the results of those reviews in its results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, the Company's annual reviews in 2016 and 2015 indicated that it needed to strengthen the liability associated with a block of care policies, primarily due to low investment yields. The Company strengthened its future policy benefits liability by $52 and $18 million in 2016 and 2015, respectively, as a result of these reviews. Results of the Company’s annual review in 2017 concluded that no further strengthening was required at this time for these liabilities. For Aflac U.S., the Company's annual reviews in 2017, 2016 and 2015 indicated no need to strengthen liabilities associated with policies in the United States. In the U.S. and Japan, investment assumptions were reviewed in 2017 and the Company adopted expected forward rates in its GPV yield projections. In addition, in Japan, assets were allocated to blocks of business to align with yield and duration requirements of the businesses.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2017	2016	2015
Aflac U.S.	$8,806	$8,442	$8,087
Growth rate	4.3%	4.4%	4.6%
Aflac Japan	$73,661	$68,291	$62,244
Growth rate	7.9%	9.7%	7.5%
Consolidated	$81,857	$76,106	$69,687
Growth rate	7.6%	9.2%	6.2%
Yen/dollar exchange rate (end of period)	113.00	116.49	120.61
Aflac Japan (in yen)	8,324	7,955	7,507
Growth rate	4.6%	6.0%	7.5%

The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of the Company's in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, the Company considers many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. The Company monitors these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, the Company does not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2017, to changes in severity and frequency of claims.
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$24	$49	$74	$99
Increase by 1%	(24)	0	24	49	74
Unchanged	(48)	(24)	0	24	49
Decrease by 1%	(72)	(48)	(24)	0	24
Decrease by 2%	(95)	(72)	(48)	(24)	0

Other policy liabilities, which accounted for 13% of total policy liabilities as of December 31, 2017, consisted primarily of annuity and unearned premium reserves, and discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 34% and 38% of the December 31, 2017 and 2016 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

Income Taxes

Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing the Company's income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. The evaluation of a tax position in accordance with U.S. GAAP is a two-step process. Under the first step, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination by taxing authorities. The second step is measurement, whereby a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. The determination of a valuation allowance for deferred tax assets requires management to make certain judgments and assumptions.

In evaluating the ability to recover deferred tax assets, the Company's management considers all available evidence, including taxable income in open carry back years, the existence of cumulative losses in the most recent years, forecasted earnings, future taxable income exclusive of reversing temporary differences and carryforwards, future taxable temporary difference reversals, and prudent and feasible tax planning strategies. In the event the Company determines it is not more likely than not that it will be able to realize all or part of its deferred tax assets in the future, a valuation allowance would be charged to earnings in the period such determination is made. Likewise, if it is later determined that it is more likely than not that those deferred tax assets would be realized, the previously provided valuation allowance would be reversed. Future economic conditions and market volatility, including increases in interest rates or widening credit spreads, can adversely impact the Company’s tax planning strategies and in particular the Company’s ability to utilize tax benefits on previously recognized capital losses. The Company's judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance and specific industry and investment market conditions.

Interest rates and credit spreads in both the United States and Japan are not the only factors that impact the Company’s unrealized gain/loss position and the evaluation of a need for a valuation allowance on the Company’s deferred tax asset, but they do have a direct and significant effect on both. Based on its methodology described above for evaluating the need for a valuation allowance, the Company has determined that it is more likely than not that its deferred tax assets will be realized in the future, therefore the Company has not recorded a valuation allowance as of December 31, 2017.

The Tax Act was signed into law on December 22, 2017. Among other things, effective January 1, 2018 the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, eliminated or reduced certain deductions and credits, and limited the deductibility of interest expense and executive compensation.

The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan as a branch has the effect of subjecting the earnings of Aflac Japan to Japan taxation and subjecting the Company’s other earnings, including the consolidated earnings of the Parent Company, to U.S. taxation.

These changes are effective on January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded, as its current reasonable estimate, a net deferred tax liability reduction of $1.9 billion as of that date. While the Company believes that this estimate is reasonable, it is relying upon guidance provided by SEC Staff Accounting Bulletin No. 118 (SAB 118) that provides a measurement period of up to one year from the enactment date of December 22, 2017, in order to complete the accounting for the effects of the Tax Act. This estimate is subject to new and changing regulations, interpretations and tax guidance in the future, as well as further refinement of the Company’s calculations and changes in the interpretations and assumptions that the Company has made. As such, the estimate may change over time, possibly materially, and the Company may reduce or increase the estimated reduction of net deferred tax liability.

For additional information on income tax and the effects of the Tax Act during the period ended December 31, 2017, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report. For information on the conversion of Aflac Japan from a branch to a subsidiary, see General Business under Item 1, Business, in this report.

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

Aflac defines operating earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. Operating earnings includes interest cash flows associated with notes payable and amortized hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of management's control, such as realized investment gains and losses from securities transactions, impairments, change in loan loss reserves and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. The Company defines operating earnings per share (basic or diluted) to be operating earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. Starting in the first quarter of 2018, the term "operating earnings" will be changed to "adjusted earnings" on both a pretax and after-tax basis. This change will only pertain to the label of the measure and will not alter its definition or calculation.

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

The following table is a reconciliation of items impacting operating earnings and operating earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively, for the years ended December 31.
Reconciliation of Net Earnings to Operating Earnings(1)

	In Millions			Per Diluted Share
	2017	2016	2015	2017	2016	2015
Net earnings	$4,604	$2,659	$2,533	$11.54	$6.42	$5.85
Items impacting net earnings:
Realized investment (gains) losses:
Securities transactions and impairments	9	(55)	(150)	.02	(.13)	(.33)
Certain derivative and foreign currency (gains) losses (2),(3),(4)	(9)	(32)	56	(.02)	(.08)	.12
Other and non-recurring (income) loss (4)	69	137	233.17		.33	.53
Income tax (benefit) expense on items excluded from operating earnings(2),(5)	(24)	(18)	(48)	(.06)	(.04)	(.11)
Tax reform adjustment (6)	(1,933)	0	0	(4.85)	.00	.00
Operating earnings	2,716	2,691	2,624	6.81	6.50	6.06
Current period foreign currency impact (7)	41	N/A	N/A	.10	N/A	N/A
Operating earnings excluding current period foreign currency impact (8)	$2,757	$2,691	$2,624	$6.91	$6.50	$6.06
(1) Amounts may not foot due to rounding.
(2) Excludes amortized hedge costs of $228 in 2017, $186 in 2016 and $72 in 2015, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of operating earnings to conform to current year reporting. See "Hedge Costs" discussion below for further information.
(3) Excludes a gain of $77 in 2017 and $85 in both 2016 and 2015, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(4) Foreign currency gains (losses) for all periods have been reclassified from other income (loss) to realized investment gains (losses) - certain derivative and foreign currency gains (losses) for consistency with current period presentation.
(5) Calculated using a 35% tax rate
(6) This estimated impact of Tax Reform may be adjusted for future periods, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company may take as a result of Tax Reform.
(7) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(8) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates dollar-based fluctuations driven solely from currency rate changes.

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

Hedge costs can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, changes in both U.S. and Japan interest rates, and supply and demand for U.S. dollar funding. Hedge costs have increased in recent periods due to changes in the previously mentioned factors. In late 2017, the Company took steps to mitigate rising hedge costs by increasing the amount of unhedged U.S. dollar-denominated investments held in Aflac Japan and to reduce hedge cost volatility by extending hedge duration. For additional information regarding currency hedging, refer to the Hedging Activities section below.

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

For the Penn Treaty liquidation that was recognized by judicial authority in March 2017, the Company estimated and recognized a discounted liability for assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. Other guaranty fund assessments for the year ended December 31, 2017 were immaterial. For additional information regarding guaranty fund assessments, see Note 15 of the Notes to the Consolidated Financial Statements.

Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting the Company's Japan branch to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $42 million for the year ended December 31, 2017.

The Company includes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate as an other non-operating item. During 2016, the Company recognized a foreign currency gain of $109 million due to a temporary sizable U.S. dollar cash balance and cash settlements of U.S. dollar-denominated investment transactions within the Japan segment.

The Company considers the costs associated with the early redemption of its debt to be unrelated to the underlying fundamentals and trends in its insurance operations. Additionally, these costs are driven by changes in interest rates subsequent to the issuance of the debt, and the Company considers these interest rate changes to represent economic conditions not directly associated with its insurance operations. In November 2017, the Parent Company extinguished $500 million of its 5.50% subordinated debentures. The pretax non-operating expense due to the early redemption of these notes was $13 million. In 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due 2039 and $193 million principal of its 6.45% senior notes due 2040. The pretax non-operating loss due to the early redemption of these notes was $137 million. During 2015, the make-whole premium paid to the investors of the Company's 8.50% fixed-rate senior notes for the early redemption of those notes was recorded as a $230 million pretax non-operating loss.

Tax Reform Adjustment

Among other changes, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, the Company recognized a non-recurring estimated $1.9 billion benefit in the three-month period and full year ended December 31, 2017. While the Company believes that this estimate is reasonable, it is relying upon guidance provided by SEC Staff Accounting Bulletin No. 118 that provides a measurement period of up to one year from the enactment date of December 22, 2017 in order for the Company to complete the accounting for the effects of the Tax Act. For further information, see Critical Accounting Estimates - Income Taxes above in this MD&A, and Note 10 of the Notes to the Consolidated Financial Statements in this report.

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
Due to the size of Aflac Japan, whose functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. Management evaluates the Company's financial performance both including and excluding the impact of foreign currency translation to monitor, respectively, cumulative currency impacts on book value and the currency-neutral operating performance over time.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was (14.6)% in 2017, 34.6% in 2016 and 34.4% in 2015. The reduction in the tax rate for 2017 was primarily due to a $1.9 billion benefit as a result of the Tax Act. The impact of the Tax Act, including the Company's combined U.S. and Japanese effective income tax rate, may be adjusted in future periods due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company may take as a result of the Tax Act. The Company also benefited from a $24 million favorable resolution of uncertain tax positions in 2017 related to tax years that closed, in addition to benefits associated with filing amended tax returns and the adoption of new accounting guidance related to stock compensation. Total income taxes were $(586) million in 2017, compared with $1.4 billion in 2016 and $1.3 billion in 2015. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense. For further information, see Critical Accounting Estimates - Income Taxes above in this MD&A, and Note 10 of the Notes to the Consolidated Financial Statements for additional information.

2018 Outlook

The Company's objective in 2018 is to maintain its strong capital position while producing stable earnings and strong cash flows. The Company believes that its market-leading position, powerful brand recognition and diverse distribution in Japan and the United States will provide support toward this objective.

The U.S. tax reforms enacted in December 2017 provided Aflac with an opportunity to accelerate and increase its investments in initiatives that reflect the Company's values and objectives. The Company expects to increase overall investment in the U.S. by approximately $250 million over the next three to five years. These strategic investments target continued growth in the Company's U.S. operations, investments in technology and digital businesses, commitments to the Company's philanthropic efforts, and employee training programs and expanded employee benefits, including both an enhanced 401(k) matching program and additional Company-paid Aflac policies.

The Company has projected an effective tax rate of 26.5% for 2018, derived from Japan’s corporate tax rate of 28%, the U.S. rate of 21%, and assuming a stable mix of earnings.

While the Company has faced a challenging interest rate environment, particularly in Japan, it will continue to monitor these and other economic conditions as the Company executes on its plans for sales, investments and capital management. The Company believes that its efforts will support its prudent strategies for capital deployment, as well as its ongoing commitment to customer service, product innovation and distribution enhancement.

For important disclosures applicable to statements made in this 2018 Outlook, please see the Risk Factors section and the statement on “Forward-Looking Information” at the beginning of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 2, 2016, the Company publicly announced that it will pursue the conversion of Aflac Japan from a branch structure to a subsidiary structure, with the subsidiary incorporated as a “Kabushiki Kaisha.” While the branch structure remains an acceptable legal form, the subsidiary structure has emerged as the more prevalent structure for both domestic and foreign companies operating in Japan. In addition, emerging global regulatory standards generally favor the subsidiary structure for foreign insurance and financial service companies. The adoption of this new organizational framework is expected to be tax-neutral and not to have a material impact on the daily operations of either Aflac Japan or Aflac U.S. as a result of this conversion. In addition, the Company expects to obtain enhanced flexibility in capital management and business development as a result of the conversion. The Company anticipates completion of the conversion as early as April 1, 2018. As an interim step, effective January 1, 2018, investments of Aflac U.S. as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement between Aflac Japan and the Company's asset management subsidiary in Japan, Aflac Asset Management Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. AAM and AAMJ will be reported in the "Other business segments" category; however, the assets that they manage will be reported in the respective Aflac Japan and Aflac U.S. business segments.

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets.

The Company evaluates its sales efforts using new annualized premium sales, an industry operating measure. New annualized premium sales, which include both new sales and the incremental increase in premiums due to conversions, generally represent the premiums that the Company would collect over a 12-month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Premium income, or earned premiums, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.
AFLAC JAPAN SEGMENT
Aflac Japan Pretax Operating Earnings

Changes in Aflac Japan's pretax operating earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the years ended December 31.
Aflac Japan Summary of Operating Results

(In millions)	2017	2016	2015
Net premium income	$12,752	$13,537	$12,046
Net investment income:
Yen-denominated investment income	1,294	1,346	1,227
U.S. dollar-denominated investment income	1,169	1,208	1,209
Net investment income	2,463	2,554	2,436
Amortized hedge costs related to foreign currency denominated investments	228	186	72
Net investment income, less amortized hedge costs	2,235	2,368	2,364
Other income (loss)	41	40	31
Total operating revenues	15,028	15,945	14,441
Benefits and claims, net	9,087	9,828	8,705
Operating expenses:
Amortization of deferred policy acquisition costs	630	644	578
Insurance commissions	736	787	719
Insurance and other expenses	1,521	1,538	1,336
Total operating expenses	2,887	2,969	2,633
Total benefits and expenses	11,974	12,797	11,338
Pretax operating earnings(1)	$3,054	$3,148	$3,103
Weighted-average yen/dollar exchange rate	112.16	108.70	120.99

	In Dollars			In Yen
Percentage change over previous period:	2017	2016	2015	2017	2016	2015
Net premium income	(5.8)%	12.4%	(13.1)%	(2.7)%	.8%	(.4)%
Net investment income, less amortized hedge costs	(5.6)	.2	(10.0)	(2.0)	(10.3)	3.0
Total operating revenues	(5.8)	10.4	(12.6)	(2.5)	(1.0)	.2
Pretax operating earnings(1)	(3.0)	1.5	(9.4)	.6	(9.0)	4.0
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.
In yen terms, Aflac Japan's net premium income decreased in 2017, with growth in third sector premium more than offset by an anticipated reduction in first sector premium due to savings products reaching premium paid-up status during the year. Net investment income, net of amortized hedge costs, decreased in 2017. The increases in net investment income for U.S. dollar-denominated investments driven by the strengthening U.S. dollar were offset by lower re-investment rates and increased amortized hedge costs.

Annualized premiums in force at December 31, 2017, were 1.55 trillion yen, compared with 1.61 trillion yen in 2016 and 1.62 trillion yen in 2015. The decrease in annualized premiums in force in yen of 3.4% in 2017 was driven primarily by limited-pay policies becoming paid-up during the year. The decrease in annualized premiums in force in yen of .7% in 2016 reflects the net effect of sales of new policies combined with limited-pay policies becoming paid-up and the persistency of Aflac Japan’s business. The increase in annualized premiums in force in yen of 1.5% in 2015 reflects the sales of new policies combined with the high persistency of Aflac Japan's business. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.7 billion in 2017, $13.8 billion in 2016, and $13.4 billion in 2015.

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
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2017	2016	2015	2017	2016	2015
Net investment income, less amortized hedge costs	(2.0)%	(10.3)%	3.0%	(3.6)%	(5.1)%	(3.8)%
Total operating revenues	(2.5)	(1.0)	.2	(2.8)	(.1)	(.9)
Pretax operating earnings(1)	.6	(9.0)	4.0	(.5)	(5.3)	(1.0)
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
The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total revenues:	2017	2016	2015
Benefits and claims, net	60.4%	61.6%	60.3%
Operating expenses:
Amortization of deferred policy acquisition costs	4.2	4.0	4.0
Insurance commissions	4.9	4.9	5.0
Insurance and other expenses	10.1	9.8	9.2
Total operating expenses	19.2	18.7	18.2
Pretax operating earnings(1)	20.4	19.7	21.5
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.

In 2017, the benefit ratio decreased compared to the prior year. This was primarily due to the change in mix of first and third sector business as first sector products become paid-up and a de-emphasis on sales of first sector saving products, as well as continued favorable claims experience, and a 6 billion yen reserve adjustment to a closed block of business in 2016. In 2017, the operating expense ratio increased primarily due to lower premium income impacted by first sector products becoming paid-up. Expenses incurred remained consistent with the prior year. In total for 2017, the pretax operating profit margin increased, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For 2018, the Company anticipates the Aflac Japan pretax operating profit margin (calculated by dividing operating earnings by operating revenues) to remain stable.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2017	2016	2015	2017	2016	2015
New annualized premium sales	$846	$1,045	$997	94.9	113.7	120.9
Increase (decrease) over prior period	(19.0)%	4.8%	(7.7)%	(16.6)%	(5.9)%	5.5%

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

	2017	2016	2015
Cancer	55.8%	46.6%	40.4%
Medical	34.1	26.0	26.4
Income support	2.3	0.0	0.0
Ordinary life:
WAYS	.6	11.9	16.7
Child endowment	.5	6.4	8.2
Other ordinary life (1)	6.0	6.2	6.2
Other	.7	2.9	2.1
Total	100.0%	100.0%	100.0%
(1) Includes term and whole life

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis increased 4.1% during 2017, compared with 2016. Aflac Japan has been focusing more on promotion of cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio.

As a result of the interest rate policy in Japan, Aflac Japan has taken significant actions to limit sales of certain first sector products, including WAYS and child endowment. First sector product sales were down 75.0% in 2017 compared with 2016, reflecting the Company's actions to reduce the sale of first sector savings products that are more interest-sensitive. Aflac Japan's focus will remain on less interest-sensitive third sector products.

Independent corporate agencies and individual agencies contributed 42.8% of total new annualized premium sales for Aflac Japan in 2017, compared with 46.7% in 2016 and 47.0% in 2015. Affiliated corporate agencies, which include Japan Post, contributed 52.0% of total new annualized premium sales in 2017, compared with 44.4% in 2016 and 38.1% in 2015. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. In 2017, Aflac Japan recruited 174 new sales agencies. At December 31, 2017, Aflac Japan was represented by more than 10,900 sales agencies, with approximately 109,200 licensed sales associates employed by those agencies.
At December 31, 2017, Aflac Japan had agreements to sell its products at 374 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 5.2% of new annualized premium sales in 2017 for Aflac Japan, compared with 8.9% in 2016 and 14.9% in 2015.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of JGBs and public and private fixed-maturity securities. Aflac Japan's U.S. dollar-denominated investments include fixed-maturity investments and growth assets, including public equities and alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed-maturity securities and loans, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2017	2016
Yen-denominated:
Fixed maturities:
Japan government and agencies	$5,367	$6,312
Other fixed maturities	1,579	1,718
Equities (1)	189	259
Total yen-denominated	$7,135	$8,289

U.S. dollar-denominated:
Fixed maturities:
Other fixed maturities	$466	$602
Infrastructure debt	134	14
Bank loans (2)	0	535
Equities (1)	158	637
Other investments:
Transitional real estate loans	1,063	0
Commercial mortgage loans	48	750
Middle market loans	548	76
Limited partnerships	96	0
Total dollar-denominated	$2,513	$2,614
Total Aflac Japan purchases	$9,648	$10,903
(1) Primarily rebalancing activity in 2017 and includes rebalancing activity in 2016
(2) Represents funding made to unit trust structures

Aflac Japan's yen-denominated private placement portfolio had declined over the last several years as a result of call and maturity activity and no reinvestment activity. However, beginning in 2016 and continuing into 2017, Aflac Japan began to selectively purchase yen-denominated private placements. In 2017, Aflac Japan purchased $1.1 billion of yen-denominated private placements, after purchasing $268 million in 2016.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements for more information regarding loans and loan receivables.

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, securities lending, and other securities transactions. Securities lending is also used from time to time to accelerate the availability of funds for investment. Purchases of securities from period to period are determined based on multiple objectives including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to the Company's investment policy guidelines.

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2017	2016	2015
Total purchases for the period (in millions) (1)	$9,552	$10,903	$5,258
New money yield (1),(2)	1.98%	1.40%	2.89%
Return on average invested assets (3)	2.31	2.47	2.81
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.56%	2.62%	2.80%
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

The increase in the Aflac Japan new money yield in 2017 was primarily due to increases in yen interest rates during much of the investment period as well as increased allocations to higher yielding asset classes.

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
Aflac U.S. Summary of Operating Results

(In millions)	2017	2016	2015
Net premium income	$5,563	$5,454	$5,347
Net investment income	721	703	678
Other income	5	10	8
Total operating revenues	6,289	6,167	6,033
Benefits and claims	2,885	2,869	2,873
Operating expenses:
Amortization of deferred policy acquisition costs	502	497	488
Insurance commissions	580	580	585
Insurance and other expenses	1,077	1,013	986
Total operating expenses	2,159	2,090	2,059
Total benefits and expenses	5,044	4,959	4,932
Pretax operating earnings(1)	$1,245	$1,208	$1,101
Percentage change over previous period:
Net premium income	2.0%	2.0%	2.6%
Net investment income	2.6	3.8	5.0
Total operating revenues	2.0	2.2	3.0
Pretax operating earnings(1)	3.1	9.7	2.7
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.

Annualized premiums in force increased 2.6% in 2017, 2.4% in 2016 and 1.6% in 2015. Annualized premiums in force at December 31 were $6.1 billion in 2017, compared with $5.9 billion in 2016 and $5.8 billion in 2015.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total revenues:	2017	2016	2015
Benefits and claims	45.9%	46.5%	47.6%
Operating expenses:
Amortization of deferred policy acquisition costs	8.0	8.1	8.1
Insurance commissions	9.2	9.4	9.7
Insurance and other expenses	17.1	16.4	16.3
Total operating expenses	34.3	33.9	34.1
Pretax operating earnings(1)	19.8	19.6	18.3
(1) Aflac defines pretax operating earnings (a non-U.S. GAAP financial measure) as operating earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of operating earnings.

The benefit ratio decreased slightly in 2017, compared with 2016, reflecting continuing favorable trends and mix-of-business shifts towards lower loss ratio lines of business. The operating expense ratio was somewhat elevated compared with 2016, reflecting larger investment in the Aflac U.S. platform. The higher expenses were partially offset by decreasing amortization and commission expense ratios. Therefore, the pretax operating profit margin (calculated by dividing operating earnings by operating revenues) increased slightly in 2017, compared with 2016. In 2018, the Company expects benefit ratios to be relatively stable to 2017 levels, and expects somewhat higher expense ratios reflecting further investments in its U.S. platform, and reduced investment portfolio revenues due to the Company's planned reduction of capital to lower Risk-Based Capital (RBC) ratios. (See the Capital Resources and Liquidity section of this MD&A for further discussion of the planned reduction of RBC.)

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2017	2016	2015
New annualized premium sales	$1,552	$1,482	$1,487
Increase (decrease) over prior period	4.7%	(.3)%	3.7%

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2017	2016	2015
Accident	29.4%	29.5%	29.9%
Short-term disability	22.9	23.5	23.2
Critical care (1)	22.8	22.1	21.9
Hospital indemnity	14.8	14.8	14.6
Dental/vision	5.1	5.0	5.2
Life	5.0	5.1	5.2
Total	100.0%	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, increased 4.4%, short-term disability sales increased 2.6%, critical care insurance sales (including cancer insurance) increased 8.2%, and hospital indemnity insurance sales increased 4.7% in 2017, compared with 2016.
The addition of group products has expanded Aflac U.S.'s reach and enabled Aflac U.S. to generate more sales opportunities with larger employers and through brokers and sales agent channels. The Company anticipates that the appeal of Aflac U.S. group products will continue to enhance opportunities to connect with larger businesses and their employees. The Aflac U.S. portfolio of group and individual products offers businesses the opportunity to give their employees a more valuable and comprehensive selection of benefit options.
In 2017, the Aflac U.S. sales forces included an average of more than 8,800 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

One Day PaySM is a claims initiative that Aflac U.S. has focused on to process, approve and pay eligible claims in just one day. The Company believes that this claims practice enhances the Aflac U.S. brand reputation and the trust policyholders have in Aflac, and it helps Aflac stand out from competitors.

Aflac U.S. products provide cash benefits that can be used to help with increasing out-of-pocket medical expenses, help cover household costs, or protect against income and asset loss. Group products and relationships with insurance brokers that handle the larger-case market are helping Aflac U.S. expand its reach selling to larger businesses. Aflac U.S. is regularly evaluating the marketplace to identify opportunities to bring the most relevant, cost-effective products to customers. The Company believes the need for its products remains very strong, and Aflac U.S. continues to work on enhancing its distribution capabilities to access employers of all sizes, including initiatives that benefit the field force and the broker community. At the same time, the Company is seeking opportunities to leverage its brand strength and attractive product portfolio in the evolving health care environment.

U.S. Regulatory Environment

Healthcare Reform Legislation

The Affordable Care Act (ACA), federal health care legislation, was intended to give Americans of all ages and income levels access to comprehensive major medical health insurance and gave the U.S. federal government direct regulatory authority over the business of health insurance. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. The ACA included major changes to the U.S. health care insurance marketplace. Among other changes, the ACA included an individual medical insurance coverage mandate (which has since been repealed effective 2019 by the Tax Act), provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2020. The ACA also included changes in government reimbursements and tax credits for individuals and employers and altered federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. The United States Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products.

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

Tax Reform Legislation

The Tax Act was signed into law on December 22, 2017. Among other things, effective January 1, 2018, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, eliminated or reduced certain deductions and credits and limited the deductibility of interest expense and executive compensation.

The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan as a branch has the effect of subjecting the earnings of Aflac

Japan to Japan taxation and subjecting the Company's other earnings, including the consolidated earnings of the Parent Company, to U.S. taxation. The treatment of Aflac Japan as a branch for U.S. tax purposes is not expected to change upon the completion of its conversion from a branch structure to a subsidiary structure for legal purposes, which conversion is currently anticipated to be completed as early as April 1, 2018.

Aflac U.S. prices its business on an internal rate of return basis. The Aflac U.S. business has a financial structure that the Company expects to be neutral on a pricing basis from these tax changes. The Aflac U.S. products have high initial costs for marketing, underwriting and administration, which will have less tax relief under the changes and will increase the amount required to invest in new business. In addition, the Company expects that RBC requirements will increase on an after-tax basis, being another source of initial funding required for these products. The tax basis for reserves and DAC may also change the timing of tax payments in an accelerated or unfavorable direction. All of these effects will offset a favorable lower tax rate on income in later years. The overall impact is expected to be neutral on a pricing basis from these various effects.

The Tax Act changes are effective on January 1, 2018. However, because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded, as its current reasonable estimate, a net deferred tax liability reduction of $1.9 billion as of that date. For information on the effects of the Tax Act during the period ended December 31, 2017, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report. For information on the conversion of Aflac Japan from a branch to a subsidiary, see General Business under Item 1, Business, in this report.

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

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The FIO does not directly regulate the insurance industry, but under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the federal government, subject to certain requirements and restrictions. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers. The new presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. The Company cannot predict with any degree of certainty what impact, if any, such proposals will have on Aflac's business, financial condition, or results of operations.

Insurance Guaranty Laws

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

As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed-maturity investments and growth assets, including public equities and alternative investments in limited partnerships. Aflac U.S. has been investing in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loan receivables.

The following table details the investment purchases for Aflac U.S. as of December 31.

	2017	2016
Fixed maturities:
Other fixed maturities	$836	$669
Infrastructure debt	60	2
Equities	56	156
Other investments:
Transitional real estate loans	249	0
Commercial mortgage loans	34	110
Middle market loans	199	207
Limited partnerships	16	0
Total Aflac U.S. Purchases	$1,450	$1,144

Funds available for investment include cash flows from operations, investment income, and funds generated from maturities, redemptions, and other securities transactions. Purchases of securities from period to period are determined based on multiple objectives, including appropriate portfolio diversification, the relative value of a potential investment and availability of investment opportunities, liquidity, credit and other risk factors while adhering to the Company's investment policy guidelines.

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2017	2016	2015
Total purchases for period (in millions) (1)	$1,434	$1,144	$904
New money yield (1), (2)	4.49%	3.89%	4.45%
Return on average invested assets (3)	5.07	5.04	5.19
Portfolio book yield, end of period (1)	5.52%	5.60%	5.77%
(1) Includes fixed maturities and perpetual securities, loan receivables, equities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield in 2017 was primarily due to increases in U.S. interest rates during much of the investment period as well as increased allocations to higher yielding asset classes.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of the Company's investments.

OTHER OPERATIONS

Corporate operating expenses consist primarily of personnel compensation, benefits, reinsurance retrocession activities, and facilities expenses. Corporate expenses, excluding investment and retrocession income, were $127 million in 2017, $141 million in 2016 and $90 million in 2015. Investment income included in reported corporate expenses was $30 million in 2017, $18 million in 2016 and $22 million in 2015, and net retrocession income was $7 million in 2017, 2016 and 2015.

ANALYSIS OF FINANCIAL CONDITION
The Company's financial condition has remained strong in the functional currencies of its operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
Investments

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed-maturity investments and growth assets, including public equities and alternative investments in limited partnerships. Aflac U.S. has been investing in both publicly traded and privately originated investment-grade and below-investment-grade fixed-maturity securities and loans.

The following table details investments by segment as of December 31.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2017	2016	2017	2016
Securities available for sale, at fair value:
Fixed maturities	$67,610	$59,903	$13,545	$13,250
Perpetual securities	1,728	1,577	61	56
Equity securities	868	1,185	92	124
Total available for sale	70,206	62,665	13,698	13,430
Securities held to maturity, at amortized cost:
Fixed maturities	31,430	33,350	0	0
Total held to maturity	31,430	33,350	0	0
Other investments:
Transitional real estate loans	986	0	249	0
Commercial mortgage loans	767	745	141	110
Middle market loans	527	74	332	245
Policy loans	198	174	12	10
Short-term investments	57	88	0	0
Other	98	0	31	0
Total other investments	2,633	1,081	765	365
Total investments	104,269	97,096	14,463	13,795
Cash and cash equivalents	636	1,313	1,011	1,428
Total investments and cash (1)	$104,905	$98,409	$15,474	$15,223
(1)Excludes investments and cash held by the Parent Company and other business segments of $3,280 in 2017 and $2,729 in 2016.

Cash and cash equivalents totaled $3.5 billion, or 2.8% of total investments and cash, as of December 31, 2017, compared with $4.9 billion, or 4.2%, at December 31, 2016. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

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

The distributions of debt and perpetual securities the Company owns, by credit rating, as of December 31 were as follows:
Composition of Securities Portfolio by Credit Rating

	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	.9%	2.0%	1.9%
AA	3.9	4.0	5.0	5.0
A	65.8	66.9	63.1	65.2
BBB	24.0	23.3	24.6	23.2
BB or lower	5.3	4.9	5.3	4.7
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2017, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2017.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	B	$142	$99	$(43)
Noble Holdings International Ltd.	CCC	98	65	(33)
Transocean Inc.	B	72	61	(11)
National Oilwell Varco Inc.	BBB	98	88	(10)
Weatherford Bermuda Holdings Ltd.	CCC	49	40	(9)
AXA	BBB	289	280	(9)
Bakers Hughes Inc.	A	122	114	(8)
Mattel Inc.	BB	45	38	(7)
Time Warner Cable Inc.	BBB	117	111	(6)
Cenovus Energy Inc.	BBB	78	73	(5)

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. As the Company believes these issues have the ability to continue making timely payments of principal and interest, the Company views these changes in fair value to be temporary and does not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions, including perpetual securities, and other corporate investments.
Below-Investment-Grade
The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure.

Below-Investment-Grade Securities

	December 31, 2017
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Republic of South Africa	$442	$442	$473	$31
Investcorp Capital Limited	377	377	374	(3)
Navient Corp.	295	157	219	62
Republic of Tunisia	265	156	180	24
KLM Royal Dutch Airlines	265	195	234	39
Barclays Bank PLC	241	157	244	87
Deutsche Postbank AG	212	212	213	1
Telecom Italia SpA	177	178	250	72
Generalitat de Catalunya	142	52	119	67
Transnet	133	133	136	3
Diamond Offshore Drilling Inc.	124	142	99	(43)
IKB Deutsche Industriebank AG	115	49	95	46
Alcoa, Inc.	100	82	109	27
Republic of Trinidad and Tobago	97	97	102	5
Noble Holdings International Ltd.	95	98	65	(33)
EMC Corp.	85	86	81	(5)
Petrobras International Finance Company	84	84	86	2
Teck Resources Ltd.	70	74	70	(4)
Nabors Industries Inc.	69	66	71	5
Transocean Inc.	68	72	61	(11)
CF Industries Inc.	60	59	59	0
National Gas Co. Trinidad and Tobago	52	50	53	3
Votorantim Overseas Trading IV Ltd.	50	49	54	5
UPM-Kymmene	*	*	*	*
Cenovus Energy Inc.	*	*	*	*
Other Issuers (below $50 million in par value)	305	290	295	5
Subtotal (1)	3,923	3,357	3,742	385
Senior secured bank loans	1,692	1,749	1,691	(58)
High yield corporate bonds	548	544	565	21
Middle market loans, net of reserves (2)	871	859	860	1
Grand Total	$7,034	$6,509	$6,858	$349
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

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2017		2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturities	$81,408	$92,950	$75,406	$86,132
Perpetual securities	46	75	51	75
Equity securities	831	1,006	1,196	1,300
Total publicly issued	82,285	94,031	76,653	87,507
Privately issued securities: (1)
Fixed maturities	23,692	27,646	24,307	27,649
Perpetual securities	1,416	1,714	1,455	1,558
Equity securities	15	17	7	9
Total privately issued	25,123	29,377	25,769	29,216
Total investment securities	$107,408	$123,408	$102,422	$116,723
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

The following table details the Company's privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2017	2016
Privately issued securities as a percentage of total investment securities	23.4%	25.2%
Privately issued securities held by Aflac Japan	$22,354	$23,104
Privately issued securities held by Aflac Japan as a percentage of total investment securities	20.8%	22.6%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2017	2016
Privately issued reverse-dual currency securities	$5,669	$5,628
Publicly issued collateral structured as reverse-dual currency securities	1,390	1,349
Total reverse-dual currency securities	$7,059	$6,977
Reverse-dual currency securities as a percentage of total investment securities	6.6%	6.8%
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

Hedging Activities

Aflac Japan’s U.S. Dollar-Denominated Investments

Most of Aflac Japan's cash, investments, and liabilities are yen-denominated. However, Aflac Japan also owns U.S. dollar-denominated investments, a portion of which Aflac Japan hedges with foreign currency forwards and options. The currency risk being hedged is generally based on fair value of hedged investments. The following chart summarizes the U.S. dollar-denominated investments held by Aflac Japan as of December 31.

	2017		2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturities (excluding bank loans)	$19,614	$21,849	$19,123	$20,839
Fixed maturities - bank loans (floating rate)	1,936	1,865	2,018	1,916
Perpetuals	8	14	12	20
Equities	147	173	464	480
Other investments:
Transitional real estate loans (floating rate)	986	984	0	0
Commercial mortgage loans (floating rate)	767	753	745	715
Middle market loans (floating rate)	527	530	74	74
Alternative investments	97	97	0	0
Total U.S. dollar-denominated investments in Aflac Japan	$24,082	$26,265	$22,436	$24,044

As of December 31, 2017, Aflac Japan had $9.3 billion outstanding notional amounts of foreign currency forwards and $8.4 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments, resulting in the unhedged fair value of the U.S. dollar Japan portfolio of $13.0 billion, excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company recognized net cash settlements of $(747) million, $1.3 billion and $(2.1) billion for the years ended December 31, 2017, 2016 and 2015, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A below and to the Risk Factor sections titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate“ and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity." For discussion of the Company’s view on the stressed economic surplus in Aflac Japan, refer to the Investments subsection within Item 1, Business, above.

The following table presents metrics related to hedge costs as of December 31.

Hedge Cost Metrics(1)

	2017	2016	2015
FX forward notional at end of period (in billions of dollars)(2)	9.3	11.8	13.1
Weighted average original tenor (in months)(3)	33.1	20.6	8.8
Weighted average remaining tenor (in months)(4)	27.7	18.5	6.4
Annualized amortized hedge costs (in basis points)(5)	211	149	53
Amortized hedge costs for period (in millions of dollars)	(228)	(186)	(72)
(1) See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs.
(2) Notional is reported net of any offsetting positions
(3) Tenor based on derivative's original execution date to settlement date
(4) Tenor based on period reporting date to settlement date
(5) Based on annualized amortized hedge costs divided by average FX forward notional for the period

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Company has taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan. Second, the Company has designated the majority of the Parent Company’s yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of the Company's net investment in Aflac Japan. The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2017, 2016 and 2015, respectively.

For the hedge of the Company's net investment in Aflac Japan, the Company has designated certain of the Parent Company's yen-denominated liabilities and foreign currency forwards and options as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.8 billion as of December 31, 2017, with hedging instruments comprised of $1.4 billion of yen-denominated debt and $.4 billion of foreign currency forwards and options, compared with a hedge of $1.3 billion as of December 31, 2016, with hedging instruments comprised of $.3 billion of yen-denominated debt and $1.0 billion of foreign currency forwards and options.

The dollar values of the Company's yen-denominated net assets, including economic yen-denominated investments for net investment hedging purposes as discussed above, are summarized as follows (translated at end-of-period exchange rates) for the years ended December 31:

(In millions)	2017	2016
Aflac Japan net assets	$19,962	$16,215
Aflac Japan unhedged U.S. dollar-denominated net assets	(10,933)	(9,694)
Consolidated yen-denominated net assets (liabilities)	$9,029	$6,521

The yen net asset figure calculated for hedging purposes differs from the yen-denominated net asset position as discussed in the Currency Risk subsection of Item 7A. As disclosed in that section, the consolidation of the underlying assets in certain VIEs requires that the Company derecognize its yen-denominated investment in the VIE and recognize the underlying fixed-maturity or perpetual securities and cross-currency swaps. While these U.S. dollar investments will create foreign currency fluctuations, the combination of the U.S. dollar-denominated investment and the cross-currency swap economically creates a yen-denominated investment that qualifies for inclusion as a component of the Company's investment in Aflac Japan. Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards and options that the Company has entered into economically creates a yen-denominated investment that qualifies for inclusion as a component of the Company's investment in Aflac Japan.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2017	2016	% Change
Aflac Japan	$6,150	$5,765	6.7%	(1)
Aflac U.S.	3,355	3,228	3.9
Total	$9,505	$8,993	5.7%
(1) Aflac Japan’s deferred policy acquisition costs increased 3.5% in yen during the year ended December 31, 2017.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment for the years ended December 31.

(In millions)	2017	2016	% Change
Aflac Japan	$89,132	$84,141	5.9%	(1)
Aflac U.S.	10,625	10,212	4.0
Other	138	91	51.6
Intercompany eliminations (2)	(748)	(718)	4.2
Total	$99,147	$93,726	5.8%
(1) Aflac Japan’s policy liabilities increased 2.8% in yen during the year ended December 31, 2017.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company's policy liabilities.

Notes Payable
Notes payable totaled $5.3 billion at December 31, 2017, compared with $5.4 billion at December 31, 2016.

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

In October 2017, the Parent Company issued 60.0 billion yen of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of the interest of the debentures will be reset every five years at a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semi-annually in arrears and have a 30-year maturity. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) in 10 years, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest. In November 2017, the Parent Company used a portion of net proceeds from the debenture offering to redeem $500 million of the Parent Company's 5.50% subordinated debentures due 2052. The pretax non-operating expense due to the early redemption of these notes was $13 million.

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

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state.

As of December 31, 2017, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 15 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.
CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31.
Liquidity Provided by Aflac to Parent Company

(In millions)	2017		2016	2015
Dividends declared or paid by Aflac	$2,590	(1)	$2,000	$2,393
Management fees paid by Aflac	291		260	255
(1) Includes securities of $622 at fair value which had a value of $656 at amortized cost

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

As a result of policyholder aging, claims payments are expected to gradually increase over the life of a policy. Therefore, future policy benefit reserves are accumulated in the early years of a policy and are designed to help fund future claims payments. The Company expects its future cash flows from premiums and its investment portfolio to be sufficient to meet its cash needs for benefits and expenses.

As of December 31, 2017, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of the FHLB financing arrangement as discussed previously in the Analysis of Financial Condition section of this MD&A, Aflac U.S. borrowed and repaid $64 million during 2017.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed herein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2017. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of the Company's major contractual obligations as of December 31, 2017. The Company translated its yen-denominated obligations using the December 31, 2017, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$81,857		$244,395	$8,734	$17,297	$17,175	$201,189
Unpaid policy claims liability (Note 7)(3)	4,392		4,392	2,848	886	388	270
Other policyholders' funds (Note 7)(3)	6,939		10,238	313	361	510	9,054
Long-term debt – principal (Note 9)	5,267		5,308	0	550	394	4,364
Long-term debt – interest (Note 9)	35		2,152	168	326	298	1,360
Cash collateral on loaned securities (Note 3)	606		606	606	0	0	0
Operating service agreements (Note 15)	N/A	(4)	539	176	308	55	0
Operating lease obligations (Note 15)	N/A	(4)	185	61	57	37	30
Capitalized lease obligations (Note 9)	22		22	8	10	3	1
Total contractual obligations	$99,118		$267,837	$12,914	$19,795	$18,860	$216,268
Liabilities for unrecognized tax benefits in the amount of $15 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2017.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with the Company's experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $244,395 exceeds the corresponding liability amount of $81,857. The Company has made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
(3)Includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of unpaid policy claims payments may differ significantly from the estimates above.
(4)Not applicable

For more information on the Company's major contractual obligations, see the applicable Note in the Notes to the Consolidated Financial Statements as indicated in the line items in the table above.

Consolidated Cash Flows

The Company translates cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2017	2016	2015
Operating activities	$6,128	$5,987	$6,776
Investing activities	(5,431)	(3,855)	(4,897)
Financing activities	(2,065)	(1,619)	(2,187)
Exchange effect on cash and cash equivalents	0	(4)	0
Net change in cash and cash equivalents	$(1,368)	$509	$(308)

Operating Activities

Consolidated cash flow from operations increased 2.4% in 2017, compared with 2016. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2017	2016	2015
Aflac Japan	$4,959	$4,605	$5,285
Aflac U.S. and other operations	1,169	1,382	1,491
Total	$6,128	$5,987	$6,776

Investing Activities

Operating cash flow is primarily used to purchase investments to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2017	2016	2015
Aflac Japan	$(4,504)	$(3,075)	$(4,147)
Aflac U.S. and other operations	(927)	(780)	(750)
Total	$(5,431)	$(3,855)	$(4,897)

Prudent portfolio management dictates that the Company attempts to match the duration of its assets with the duration of its liabilities. Currently, when the Company's fixed-maturity securities and perpetual securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of the Company's business and its strong cash flows provide the Company with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, the Company disposes of selected fixed-maturity and perpetual securities that are available for sale to improve the duration matching of assets and liabilities, improve future investment yields, and/or re-balance its portfolio. As a result, dispositions before maturity can vary significantly from year to year. Dispositions before maturity were approximately 5% of the annual average investment portfolio of fixed maturities and perpetual securities available for sale during the year ended December 31, 2017, compared with 7% in 2016 and 5% in 2015.

Financing Activities

Consolidated cash used by financing activities was $2.1 billion in 2017, $1.6 billion in 2016 and $2.2 billion in 2015.

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

In October 2017, the Parent Company issued 60.0 billion yen of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of the interest of the debentures will be reset every five years at a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semi-annually in arrears and have a 30-year maturity. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) in 10 years, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In November 2017, the Parent Company used a portion of net proceeds from the debenture offering to redeem $500 million of the Parent Company's 5.50% subordinated debentures due 2052. The pretax non-operating expense due to the early redemption of these notes was $13 million.

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

In September 2016, the Parent Company extinguished 8.0 billion yen of 2.26% fixed rate Uridashi notes upon their maturity and in July 2016, the Parent Company extinguished 15.8 billion yen of 1.84% fixed rate Samurai notes upon their maturity.

In August 2015, the Parent Company extinguished $300 million of 3.45% fixed-rate senior notes upon their maturity. In August 2015, the Parent Company extinguished a 5.0 billion yen loan at their maturity date (a total of approximately $41 million using the exchange rate at the maturity date). In July 2015, the Parent Company extinguished a 10.0 billion yen loan at its maturity date (a total of approximately $81 million using the exchange rate at the maturity date).

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a ten-year maturity. The Parent Company has entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, the Parent Company economically converted its $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and the Parent Company economically converted its $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen. In April 2015, the Parent Company used $1.0 billion of fixed-rate senior notes that were issued in March 2015 to redeem all of its $850 million 8.50% fixed-rate senior notes due May 2019 and to pay a portion of the corresponding $230 million make-whole premium due to the investors of these notes.

See Note 9 of the Notes to the Consolidated Financial Statements for further information on the debt issuances discussed above.

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of December 31, 2017 for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2017.

Cash returned to shareholders through dividends and treasury stock purchases was $2.0 billion in 2017, compared with $2.1 billion in 2016 and $2.0 billion in 2015.

The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2017	2016	2015
Treasury stock purchases	$1,351	$1,422	$1,315
Number of shares purchased:
Open market	17,755	21,618	21,179
Other	509	330	247
Total shares purchased	18,264	21,948	21,426
Treasury Stock Issued

(In millions of dollars and thousands of shares)	2017	2016	2015
Stock issued from treasury:
Cash financing	$33	$46	$36
Noncash financing	59	61	64
Total stock issued from treasury	$92	$107	$100
Number of shares issued	1,277	1,852	1,770

Under share repurchase authorizations from the Company's board of directors, the Company purchased 17.8 million shares of its common stock in the open market in 2017, compared with 21.6 million shares in 2016 and 21.2 million shares in 2015. In August 2017, Aflac's board of directors authorized the purchase of an additional 40 million shares of its common stock. As of December 31, 2017, a remaining balance of 49.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to purchase $1.1 billion to $1.4 billion of its common stock in 2018, assuming stable capital conditions and absent compelling alternatives. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2017 of $1.74 per share increased 4.8% over 2016. The 2016 dividend paid of $1.66 per share increased 5.1% over 2015. The following table presents the dividend activity for the years ended December 31.

(In millions)	2017	2016	2015
Dividends paid in cash	$661	$658	$656
Dividends through issuance of treasury shares	29	27	26
Total dividends to shareholders	$690	$685	$682

In January 2018, the board of directors announced a 15.6% increase in the quarterly cash dividend, effective with the first quarter of 2018. The first quarter 2018 cash dividend of $.52 per share is payable on March 1, 2018, to shareholders of record at the close of business on February 21, 2018.

Regulatory Restrictions

Aflac and CAIC are domiciled in Nebraska and are subject to its regulations. The Nebraska Department of Insurance imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the Nebraska Department of Insurance is required for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. These regulatory limitations are not expected to affect the level of management fees or dividends paid to the Parent Company. After the planned Japan branch conversion as early as April 1, 2018, Nebraska insurance department approval will not be needed for activities of the new subsidiary. (See below for discussion of restrictions imposed by Japanese insurance regulators.) A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York, the domiciliary jurisdiction of Aflac's New York insurance subsidiary. As of December 2016, CAIC was redomiciled from South Carolina to Nebraska.

The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. Aflac's company action level RBC ratio was 831% as of December 31, 2017, compared with 894% at December 31, 2016. Aflac's RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2017, Aflac's total adjusted capital of $12.0 billion exceeded the company action level required capital and surplus of $1.4 billion by $10.6 billion. The U.S. Tax Act will have a negative impact on Aflac's U.S.-only RBC ratio. This reduction occurs as a result of writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained.

The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2018 in excess of $2.6 billion would be considered extraordinary and require such approval. Subsequent to the Japan branch conversion to a subsidiary, the Company intends to use extraordinary dividends as needed to actively manage to appropriate RBC levels that are lower yet sufficient to maintain ratings and support prudent capital management. See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on the Company's statutory capital and surplus.

The NAIC considers its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework to be ongoing. The SMI has focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. Many of these key issues have been finalized and/or are near completion; however, the NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements and group supervision as well as risk-based capital. In addition, the NAIC is also considering changes to investment risk factors. Any negative developments by the NAIC in these areas could result in increased capital requirements for the Company.

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA), effective January 1, 2015. Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group. In November 2017, Aflac filed its ORSA report with the Nebraska Department of Insurance.

In addition to limitations and restrictions imposed by U.S. insurance regulators, Japan’s Financial Services Agency (FSA) may not allow profit repatriations from Aflac Japan if the transfers would cause Aflac Japan to lack sufficient financial strength for the protection of policyholders. After the planned Japan branch conversion as early as April 1, 2018, the new Japan subsidiary will be required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary will be defined as retained earnings plus other capital reserve less net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the solvency margin ratio (SMR). The FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.)

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criteria relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available for sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.)

As of December 31, 2017, Aflac Japan's SMR was 1,064%, compared with 945% at December 31, 2016. Aflac's SMR ratio remains high and reflects a strong capital and surplus position. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2017	2016	2015
Aflac Japan management fees paid to Parent Company	$93	$79	$53
Expenses allocated to Aflac Japan (in dollars)	109	106	101
Aflac Japan profit remittances to Aflac U.S. (in dollars)	1,150	1,286	2,139
Aflac Japan profit remittances to Aflac U.S. (in yen)	129.3	138.5	259.0

The Company had foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 90.9 billion yen of profit repatriation received from Aflac Japan in 2017, resulting in $1 million less funds received when the yen were exchanged into dollars relative to what would have been received at the then-current exchange rate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. Fluctuations in these factors could impact the Company’s consolidated results of operations or financial condition. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks.

Currency Risk

The functional currency of Aflac Japan's insurance operations is the Japanese yen. Aflac Japan’s premiums and approximately half of its investment income are received in yen, and its claims and most expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. These and other yen-denominated financial statement items are, however, translated into U.S. dollars for financial reporting purposes. Most of Aflac Japan's cash and liabilities are yen-denominated. Aflac Japan's yen-denominated investments consisted of fixed income securities of $71.8 billion, at amortized cost, and equity securities of $561 million, at cost, at December 31, 2017. However, Aflac Japan also owns U.S. dollar-denominated investments of $9.3 billion, at cost or amortized cost, whose carrying value is hedged against currency risk using foreign currency forwards and in-the-money foreign currency options and $13.0 billion of investments, at amortized cost, that are not hedged as of December 31, 2017. Aflac Japan also owns Reverse Dual Currency bonds (RDCs) of $7.1 billion, which provide for coupon payments in fixed U.S. dollar amounts and principal payments in fixed yen amounts. RDCs expose the Company to changes in foreign exchange rates. The change in fair value of the yen-denominated securities is accounted for as a component of unrealized gains or losses on available-for-sale securities in accumulated other comprehensive income, while the foreign currency effect on the dollar coupons is realized in earnings.

The Company is exposed to currency risk as an economic event when yen funds are actually converted into U.S. dollars. This occurs when the Company repatriates yen-denominated funds from Aflac Japan to Aflac U.S and with quarterly settlements of its reinsurance retrocession transactions. The exchange rates prevailing at the time of profit repatriation will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen repatriation may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into U.S. dollars. In order to economically hedge foreign exchange risk for a portion of the profit repatriation received in yen from Aflac Japan, the Company had foreign exchange forwards and options as part of a hedging strategy on 90.9 billion yen received in 2017. As of December 31, 2017, the Company had foreign exchange forwards and options to economically hedge foreign exchange risk on 49.5 billion yen of future profit repatriation from Aflac Japan.

In addition to profit repatriation and the reinsurance retrocessions, certain investment activities for Aflac Japan expose the Company to economic currency risk when yen are converted into U.S. dollars. As noted above, the Company invests a portion of its yen cash flows in U.S. dollar-denominated assets. This requires that the Company convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of its U.S. dollar-denominated securities, the Company enters into foreign currency forward and option contracts to hedge the currency risk on the fair value of hedged investments.
Aside from the activities discussed above, the Company generally does not convert yen into U.S. dollars; however, it does translate financial statement amounts from yen into U.S. dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. The Company reports unrealized foreign currency translation gains and losses in accumulated other comprehensive income. In periods when the yen weakens against the dollar, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into U.S. dollars causes more U.S. dollars to be reported. The weakening of the yen relative to the U.S. dollar will generally adversely affect the value of the Company's yen-denominated investments in U.S. dollar terms. The Company also considers the stressed economic surplus in Aflac Japan and related exposure to foreign currency. The Company manages this currency risk by investing a portion of Aflac Japan's investment portfolio in U.S. dollar-denominated securities and by the Parent Company's issuance of yen-denominated debt (for additional information, see the discussion under the Investments subsection within Item 1, Business). As a result, the effect of currency fluctuations on the Company's net assets is reduced.

As discussed above in the Investment subsection of Item 1, Business, the Company engages in hedging activities to mitigate certain currency risks from holding U.S. dollar-denominated investments in Aflac Japan. However, this hedging program in turn poses a countervailing long-term risk of loss on hedging currency derivatives under the long-term scenario of weakening yen, and related derivative rollover risk that could amplify hedge cost in unfavorable market conditions and significantly increase liquidity requirements to support negative derivative settlements. Additionally, as discussed in detail in the Risk Factors section titled “Lack of availability of acceptable yen-denominated investments could adversely affect the Company’s results of operations, financial position or liquidity,” there is a risk that losses realized on derivative settlements during periods of weakening yen may not be recouped through realization of the corresponding holding currency gains on the hedged U.S. dollar-denominated investments if these investments are not ultimately converted to yen.

As noted above, in late 2017, the Company took steps to refine the strategy to mitigate currency exposure of Aflac Japan from U.S. dollar-denominated investments while balancing the consideration of the stressed economic surplus in Aflac Japan. This refinement in strategy resulted in an increased amount of the unhedged U.S. dollar-denominated investments held in Aflac Japan while at the same time mitigating hedge cost increases. Generally, Aflac Japan’s exposure to the currency risk increases when its portfolio of unhedged U.S. dollar-denominated investments increases. This increases the volatility of the SMR and FSA earnings and may result in an adverse impact on these regulatory measures when yen appreciates relatively to U.S. dollar. This in turn may reduce Aflac Japan’s repatriation or dividend capacity, as well as increase the level of capital needed to support increased SMR volatility. The adverse impact on the regulatory measures could be amplified by regulatory accounting rules requiring impairment loss recognition on prolonged significant declines in U.S. dollar relative to yen. Furthermore, under the scenario where unhedged U.S. dollar-denominated investments are needed to pay Aflac Japan’s yen-denominated obligations, they would have to be converted to yen, which could force realization of the then potential currency losses. As the value of the U.S. dollar-denominated investment portfolio in Aflac Japan fluctuates and the Company’s business model evolves, the Company will periodically reevaluate this size of the unhedged portfolio and may accordingly adjust up or down its currency hedging targets.
The following table demonstrates the effect of foreign currency fluctuations by presenting the dollar values of the Company's yen-denominated assets and liabilities, and its consolidated yen-denominated net asset exposure at selected exchange rates as of December 31.

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2017			2016
Yen/dollar exchange rates	98.00	113.00 (1)	128.00	101.49	116.49(1)	131.49
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturities(2)	$49,775	$43,167	$38,109	$41,856	$36,467	$32,306
Fixed maturities - consolidated variable interest entities(3)	841	729	644	783	682	604
Perpetual securities	1,729	1,499	1,324	1,557	1,357	1,202
Perpetual securities - consolidated variable interest entities(3)	248	215	190	231	201	178
Equity securities	126	109	96	155	136	120
Equity securities - consolidated variable interest entities	675	586	517	653	569	504
Securities held to maturity:
Fixed maturities	36,240	31,430	27,747	38,279	33,350	29,545
Cash and cash equivalents	222	193	170	1,013	883	782
Derivatives	1,961	331	528	2,245	1,207	3,515
Other financial instruments	228	198	175	206	178	159
Subtotal	92,045	78,457	69,500	86,978	75,030	68,915
Liabilities:
Notes payable	1,535	1,331	1,175	304	265	235
Derivatives	516	474	2,177	1,712	1,998	5,549
Subtotal	2,051	1,805	3,352	2,016	2,263	5,784
Net yen-denominated financial instruments	89,994	76,652	66,148	84,962	72,767	63,131
Other yen-denominated assets	9,406	8,157	7,201	8,741	7,616	6,747
Other yen-denominated liabilities	107,761	93,456	82,504	102,132	88,981	78,830
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(8,361)	$(8,647)	$(9,155)	$(8,429)	$(8,598)	$(8,952)
(1) Actual period-end exchange rate
(2) Does not include the U.S. dollar-denominated corporate bonds for which the Company has entered into foreign currency derivatives as discussed in the Aflac Japan Investment subsection of MD&A
(3) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs

The Company is required to consolidate certain VIEs. Some of the consolidated VIEs in Aflac Japan's portfolio use foreign currency swaps to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Prior to consolidation, the Company's beneficial interest in these VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation, the original yen-denominated investment was derecognized and the underlying fixed-maturity or perpetual securities and cross-currency swaps were recognized. The combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment and has no impact on the Company's net investment hedge position.

Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards and options that the Company has entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-denominated investment that qualifies for inclusion as a component of the Company's investment in Aflac Japan for net investment hedge purposes.

For additional information regarding the Company's Aflac Japan net investment hedge, see the Hedging Activities subsection of MD&A.

Interest Rate Risk

The Company's primary interest rate exposure is to the impact of changes in interest rates on the fair value of its investments in debt and perpetual securities. The Company monitors its investment portfolio on a quarterly basis utilizing a full valuation methodology, measuring price volatility, and sensitivity of the fair values of its investments to interest rate changes on the debt and perpetual securities the Company owns. For example, if the current duration of a debt security or perpetual security is 10 years, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security or perpetual security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of debt and perpetual securities the Company owns; derivatives, excluding credit default swaps, and notes payable as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2017		2016
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt and perpetual securities:
Fixed-maturity securities:
Yen-denominated	$81,968	$70,573	$77,170	$66,636
Dollar-denominated	38,628	35,452	36,611	33,611
Perpetual securities:
Yen-denominated	1,714	1,573	1,558	1,434
Dollar-denominated	75	66	75	68
Total debt and perpetual securities	$122,385	$107,664	$115,414	$101,749
Loans and loan receivables(1)	$2,987	$2,932	$1,142	$1,090
Derivatives	$330	$533	$1,205	$1,309
Liabilities:
Notes payable(2)	$5,553	$4,900	$5,530	$5,175
Derivatives	474	293	1,998	1,901
(1)Includes TREs, CMLs and MMLs, excludes policy loans
(2)Excludes capitalized lease obligations

There are various factors that affect the fair value of the Company's investment in debt and perpetual securities. Included in those factors are changes in the prevailing interest rate environment, which directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of debt and perpetual securities, while increases in market yields generally have a negative impact on the fair value of the Company's debt and perpetual securities. However, the Company does not expect to realize a majority of any unrealized gains or losses because it generally has the intent and ability to hold such securities until a recovery of value, which may be maturity. For additional information on unrealized losses on debt and perpetual securities, see Note 3 of the Notes to the Consolidated Financial Statements.

The Company attempts to match the duration of its assets with the duration of its liabilities. The following table presents the approximate duration of Aflac Japan's yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2017	2016
Yen-denominated debt and perpetual securities	15	15
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2017	2016
Dollar-denominated debt and perpetual securities	10	10
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2017			2016			2015
	U.S.	Japan		U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.69%	1.10%	(1)	3.67%	1.38%	(1)	3.68%	1.81%	(1)
New money yield on investments	4.41	1.88		3.81	1.30		4.37	2.79
Policies in force at year-end:
Required interest on policy reserves	5.43	3.38	(1)	5.51	3.49	(1)	5.60	3.61	(1)
Portfolio book yield, end of period	5.44	2.46		5.52	2.52		5.69	2.70
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products

The Company continues to monitor the spread between its new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. Over the next two years, the Company has yen-denominated securities that will mature with yields in excess of Aflac Japan's current net investment yield of 1.88%. These securities total $1.7 billion at amortized cost and have a weighted average yield of 3.57%. Currently, when debt and perpetual securities the Company owns mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

Periodically, the Company may enter into derivative transactions to hedge interest rate risk, depending on general economic conditions.

For further information on interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Credit Risk

A significant portion of the Company's investment portfolio consists of debt securities or perpetual securities and loans that expose it to the credit risk of the underlying issuer or borrower. The Company carefully evaluates this risk on every new investment and closely monitors the credit risk of its existing investment portfolio. The Company incorporates the needs of its products and liabilities, the overall requirements of the business, and other factors in addition to its underwriting of the credit risk for each investment in the portfolio.

Evaluating the underlying risks in the Company's credit portfolio involves a multitude of factors including but not limited to its assessment of the issuer's or borrower's business activities, assets, products, market position, financial condition, and future prospects. The Company incorporates the assessment of the NRSROs in assigning credit ratings and incorporates the rating methodologies of its specialist external managers in assigning loan ratings to portfolio holdings. The Company performs extensive internal assessments of the credit risks for all its portfolio holdings and potential new investments, which includes using analyses provided by the Company's specialist external managers. For assets managed by external asset managers, the Company provides investment and credit risk parameters that must be used when making investment decisions and require ongoing monitoring and reporting from the asset managers on significant changes in credit risks within the portfolio.

Investment Concentrations

The Company's 15 largest global investment exposures were as follows:

Largest Global Investment Positions
(In millions)
December 31, 2017

Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Debt & Perpetual	Credit
Book Value	Securities	Rating
1	Japan National Government(1)	$48,399	45.42%	A
2	Republic of South Africa	442.41	BB
3	Bank of America NA	398.37
Bank of America Corp.	221.21	A
Bank of America Corp.	177.16	BBB
4	Bank of Tokyo-Mitsubishi UFJ Ltd.	398.37	A
5	Investcorp Capital Limited	377.35	BB
6	Banobras	327.31	BBB
7	Sultanate of Oman	310.29	BBB
8	Nordea Bank AB	298.28	BBB
9	AXA	289.27	BBB
10	Deutsche Telekom AG	287.27	BBB
11	CFE	283.27	BBB
12	Barclays Bank PLC	280.27
Barclays Bank PLC	157.15	BB
Barclays Bank PLC	123.12	BBB
13	Petroleos Mexicanos (Pemex)	278.26
Pemex Proj FDG Master TR	265.25	BBB
Pemex Finance Ltd.	13.01	A
14	Investor AB	265.25	AA
15	Czech Republic	265.25	A
Subtotal	$52,896	49.64%
Total debt and perpetual securities	$106,562	100.00%
(1)JGBs or JGB-backed securities
As previously disclosed, the Company owns long-dated debt instruments in support of its long-dated policyholder obligations. Some of the Company's largest global investment holdings are positions that were purchased many years ago and increased in size due to merger and consolidation activity among the issuing entities. In addition, many of the Company's largest holdings are yen-denominated, therefore strengthening of the yen can increase its position in dollars, and weakening of the yen can decrease its position in dollars. The Company's global investment guidelines establish concentration limits for its investment portfolios.

Geographical Exposure

The following table indicates the geographic exposure of the Company's debt and perpetual securities as of December 31.

	2017		2016
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$51,983	48.8%	$46,977	46.3%
United States and Canada (1)	31,052	29.1	30,583	30.1
United Kingdom	2,603	2.4	2,396	2.5
Germany	2,323	2.2	2,558	2.6
France	1,983	1.9	1,741	1.7
Peripheral Eurozone	2,312	2.2	2,597	2.6
Portugal	211.2		206.2
Italy	1,261	1.2	1,567	1.6
Ireland	32.0		118.1
Spain	808.8		706.7
Nordic Region	1,611	1.5	1,728	1.7
Sweden	725.7		704.7
Norway	451.4		520.5
Denmark	177.2		258.3
Finland	258.2		246.2
Other Europe	2,489	2.3	2,295	2.3
Netherlands	1,183	1.1	1,184	1.2
Switzerland	307.3		247.3
Czech Republic	442.4		429.4
Austria	123.1		119.1
Belgium	168.1		144.1
Poland	177.2		172.2
Luxembourg	89.1		0.0
Asia excluding Japan	3,408	3.2	3,425	3.4
Africa and Middle East	2,460	2.3	2,559	2.5
Latin America	2,318	2.2	2,205	2.2
Australia	1,572	1.5	1,705	1.7
All Others	448.4		450.4
Total debt and perpetual securities	$106,562	100.0%	$101,219	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits at December 31, 2017 and 2016, of which 100% had principal and interest insurance as of December 31, 2017 and 2016.
The primary factor considered when determining the domicile of investment exposure is the legal country risk location of the issuer. However, other factors such as the location of the parent guarantor, the location of the company's headquarters or major business operations (including location of major assets), location of primary market (including location of revenue generation) and specific country risk publicly recognized by rating agencies can influence the assignment of the country (or geographic) risk location. When the issuer is a special financing vehicle or a branch or subsidiary of a global company, then the Company considers any guarantees and/or legal, regulatory and corporate relationships of the issuer relative to its ultimate parent in determining the proper assignment of country risk.

Derivative Counterparties
The Company is a direct counterparty to the foreign currency swaps that it has entered into in connection with certain of its senior notes and subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, therefore the Company is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. For the foreign currency and credit default swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of foreign exchange and/or credit loss due to counterparty default even though it is not a direct counterparty to those contracts. The risk of counterparty default for the Company's VIE and senior note and subordinated debenture swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. If collateral posting agreements are not in place, the counterparty risk associated with foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for more information.

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $102 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules II, III, and IV (collectively, the “consolidated financial statements”), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Atlanta, Georgia
February 22, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules II, III, and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.
Atlanta, Georgia
February 22, 2018

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2017	2016	2015
Revenues:
Net premiums, principally supplemental health insurance	$18,531	$19,225	$17,570
Net investment income	3,220	3,278	3,135
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(37)	(85)	(154)
Sales and redemptions	28	141	302
Derivative and other gains (losses)	(142)	(70)	(42)
Total realized investment gains (losses)	(151)	(14)	106
Other income (loss)	67	70	61
Total revenues	21,667	22,559	20,872
Benefits and expenses:
Benefits and claims, net	12,181	12,919	11,746
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,132	1,141	1,066
Insurance commissions	1,316	1,368	1,303
Insurance and other expenses (1)	2,780	2,796	2,606
Interest expense	240	268	289
Total acquisition and operating expenses	5,468	5,573	5,264
Total benefits and expenses	17,649	18,492	17,010
Earnings before income taxes	4,018	4,067	3,862
Income tax expense:
Current	631	884	1,288
Deferred	(1,217)	524	41
Income taxes	(586)	1,408	1,329
Net earnings	$4,604	$2,659	$2,533
Net earnings per share:
Basic	$11.63	$6.46	$5.88
Diluted	11.54	6.42	5.85
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	396,021	411,471	430,654
Diluted	398,930	413,921	433,172
(1) Includes expense of $13 in 2017, $137 in 2016 and $230 in 2015 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2017	2016	2015
Net earnings	$4,604	$2,659	$2,533
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	286	283	360
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,731	2,852	(2,534)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	2	(53)	(61)
Unrealized gains (losses) on derivatives during period	1	3	0
Pension liability adjustment during period	9	(45)	(20)
Total other comprehensive income (loss) before income taxes	2,029	3,040	(2,255)
Income tax expense (benefit) related to items of other comprehensive income (loss)	631	1,035	(901)
Other comprehensive income (loss), net of income taxes	1,398	2,005	(1,354)
Total comprehensive income (loss)	$6,002	$4,664	$1,179
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2017	2016
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities (amortized cost $69,370 in 2017 and $62,195 in 2016)	$77,230	$68,778
Fixed maturities - consolidated variable interest entities (amortized cost $4,300 in 2017 and $4,168 in 2016)	5,294	4,982
Perpetual securities (amortized cost $1,224 in 2017 and $1,269 in 2016)	1,574	1,425
Perpetual securities - consolidated variable interest entities (amortized cost $238 in 2017 and $237 in 2016)	215	208
Equity securities (cost $240 in 2017 and $231 in 2016)	270	265
Equity securities - consolidated variable interest entities (cost $606 in 2017 and $972 in 2016)	753	1,044
Securities held to maturity, at amortized cost:
Fixed maturities (fair value $38,072 in 2017 and $40,021 in 2016)	31,430	33,350
Other investments (1)	3,402	1,450
Cash and cash equivalents	3,491	4,859
Total investments and cash	123,659	116,361
Receivables	827	669
Accrued investment income	769	754
Deferred policy acquisition costs	9,505	8,993
Property and equipment, at cost less accumulated depreciation	434	433
Other(2)	2,023	2,609
Total assets	$137,217	$129,819
(1) Includes $2,341 in 2017 and $819 in 2016 of loan receivables and limited partnerships from consolidated variable interest entities
(2) Includes $151 in 2017 and $127 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2017	2016
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$81,857	$76,106
Unpaid policy claims	4,392	4,045
Unearned premiums	5,959	6,916
Other policyholders’ funds	6,939	6,659
Total policy liabilities	99,147	93,726
Income taxes	4,745	5,387
Payables for return of cash collateral on loaned securities	606	526
Notes payable	5,289	5,360
Other(3)	2,832	4,338
Total liabilities	112,619	109,337
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2017 and 2016; issued 672,881 shares in 2017 and 671,249 shares in 2016	67	67
Additional paid-in capital	2,120	1,976
Retained earnings	29,895	25,981
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,750)	(1,983)
Unrealized gains (losses) on investment securities	5,964	4,805
Unrealized gains (losses) on derivatives	(23)	(24)
Pension liability adjustment	(163)	(168)
Treasury stock, at average cost	(11,512)	(10,172)
Total shareholders’ equity	24,598	20,482
Total liabilities and shareholders’ equity	$137,217	$129,819
(3) Includes $128 in 2017 and $146 in 2016 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2017	2016	2015
Common stock:
Balance, beginning of period	$67	$67	$67
Balance, end of period	67	67	67
Additional paid-in capital:
Balance, beginning of period	1,976	1,828	1,711
Exercise of stock options	38	46	43
Share-based compensation	51	64	36
Gain (loss) on treasury stock reissued	55	38	38
Balance, end of period	2,120	1,976	1,828
Retained earnings:
Balance, beginning of period	25,981	24,007	22,156
Net earnings	4,604	2,659	2,533
Dividends to shareholders ($1.74 per share in 2017, $1.66 per share in 2016 and $1.58 per share in 2015)	(690)	(685)	(682)
Balance, end of period	29,895	25,981	24,007
Accumulated other comprehensive income (loss):
Balance, beginning of period	2,630	625	1,979
Unrealized foreign currency translation gains (losses) during period, net of income taxes	233	213	345
Unrealized gains (losses) on investment securities during period, net of income taxes and reclassification adjustments	1,159	1,819	(1,686)
Unrealized gains (losses) on derivatives during period, net of income taxes	1	2	0
Pension liability adjustment during period, net of income taxes	5	(29)	(13)
Balance, end of period	4,028	2,630	625
Treasury stock:
Balance, beginning of period	(10,172)	(8,819)	(7,566)
Purchases of treasury stock	(1,391)	(1,422)	(1,315)
Cost of shares issued	51	69	62
Balance, end of period	(11,512)	(10,172)	(8,819)
Total shareholders’ equity	$24,598	$20,482	$17,708
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2017	2016		2015
Cash flows from operating activities:
Net earnings	$4,604	$2,659		$2,533
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(91)	42		147
Capitalization of deferred policy acquisition costs	(1,468)	(1,447)		(1,307)
Amortization of deferred policy acquisition costs	1,132	1,141		1,066
Increase in policy liabilities	2,890	3,331		3,524
Change in income tax liabilities	(1,240)	(93)		(36)
Realized investment (gains) losses	151	14		(106)
Other, net	150	340	(1)	955	(1)
Net cash provided (used) by operating activities	6,128	5,987		6,776
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	3,819	5,157		3,224
Fixed maturities matured or called	768	1,096		1,132
Perpetual securities matured or called	93	470		647
Equity securities sold	902	350		1
Securities held to maturity:
Fixed maturities matured or called	2,212	1,399		766
Costs of investments acquired:
Available-for-sale fixed maturities acquired	(9,867)	(10,890)		(6,507)
Available-for-sale equity securities acquired	(446)	(1,079)		(454)
Other investments, net	(2,018)	(1,118)		(70)
Purchase of subsidiary	0	0		(40)
Settlement of derivatives, net	(621)	1,252		(2,119)
Cash received (pledged or returned) as collateral, net	(205)	(416)		(1,391)
Other, net	(68)	(76)		(86)
Net cash provided (used) by investing activities	(5,431)	(3,855)		(4,897)
Cash flows from financing activities:
Purchases of treasury stock	(1,351)	(1,422)		(1,315)
Proceeds from borrowings	1,040	986		998
Principal payments under debt obligations	(1,161)	(610)		(1,272)
Dividends paid to shareholders	(661)	(658)		(656)
Change in investment-type contracts, net	35	159		256
Treasury stock reissued	33	46		36
Other, net	0	(120)	(1)	(234)	(1)
Net cash provided (used) by financing activities	(2,065)	(1,619)		(2,187)
Effect of exchange rate changes on cash and cash equivalents	0	(4)		0
Net change in cash and cash equivalents	(1,368)	509		(308)
Cash and cash equivalents, beginning of period	4,859	4,350		4,658
Cash and cash equivalents, end of period	$3,491	$4,859		$4,350
Supplemental disclosures of cash flow information:
Income taxes paid	$780	$1,526		$996
Interest paid	196	211		236
Noncash interest	44	57		53
Impairment losses included in realized investment losses	37	85		154
Noncash financing activities:
Capital lease obligations	12	1		6
Treasury stock issued for:
Associate stock bonus	29	30		35
Shareholder dividend reinvestment	29	27		26
Share-based compensation grants	1	4		3
(1) Operating activities excludes and financing activities includes a cash outflow of $137 in 2016 and $230 in 2015 for the payments associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac), which operates in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and its branch in Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% of the Company's total revenues in 2017, compared with 71% in 2016 and 70% in 2015. The percentage of the Company's total assets attributable to Aflac Japan was 83% at December 31, 2017 and 2016.

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

Significant Accounting Policies

Translation of Foreign Currencies: The functional currency of Aflac Japan's insurance operations is the Japanese yen. The Company translates its yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses, and cash flows are translated using average exchange rates for the period. The resulting currency translation adjustments are reported in accumulated other comprehensive income. The Company includes in earnings the realized currency exchange gains and losses resulting from foreign currency transactions.

The Parent Company has designated a majority of its yen-denominated liabilities (notes payable and yen-denominated loans) as non-derivative hedges and designated certain foreign currency forwards and options as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. Outstanding principal and related accrued interest on these Parent Company liabilities and the fair value of these derivatives are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments and changes in the fair value of these derivatives are recorded as unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

Insurance Revenue and Expense Recognition: The supplemental health and life insurance policies the Company issues are classified as long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, the Company may adjust premiums for supplemental health policies issued in the United States within prescribed guidelines and with the approval of state insurance regulatory authorities.

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

At the policyholder's option, customers can also pay discounted advanced premiums for certain of the Company's products. Advanced premiums are deferred and recognized when due from policyholders over the regularly scheduled premium payment period.

The calculation of DAC and the liability for future policy benefits requires the use of estimates based on sound actuarial valuation techniques. For new policy issues, the Company reviews its actuarial assumptions and deferrable acquisition costs each year and revises them when necessary to more closely reflect recent experience and studies of actual acquisition costs. For policies in force, the Company evaluates DAC by major product groupings to determine that they are recoverable from future revenues, and any amounts determined not to be recoverable are charged against net earnings. The Company has not had any material charges to earnings for DAC that was determined not to be recoverable in any of the years presented in this Form 10-K.

Advertising expense is reported as incurred in insurance expenses in the consolidated statements of earnings.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased.

Investments: The Company's debt securities consist of fixed-maturity securities, which are classified as either held to maturity or available for sale. Securities classified as held to maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost. All other fixed-maturity debt securities, perpetual securities, and equity securities are classified as available for sale and are carried at fair value. If the fair value is higher than the amortized cost for debt and perpetual securities, or the purchase cost for equity securities, the excess is an unrealized gain, and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses on securities available for sale, less related deferred income taxes, are recorded through other comprehensive income and included in accumulated other comprehensive income.

Amortized cost of debt and perpetual securities is based on the Company's purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of debt and perpetual securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Interest is reported as income when earned and is adjusted for amortization of any premium or discount.

The Company has investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The Company is the primary beneficiary of certain VIEs, and therefore consolidates these entities in its financial statements. While the consolidated VIEs generally operate within a defined set of documents, there are certain powers that are retained by the Company that are considered significant in the conclusion that the Company is the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral or, for collateralized debt obligations (CDOs), the reference credits to include in the structure; the ability to obtain the underlying collateral in the event of default; and, the ability to appoint or dismiss key parties in the structure. In particular, the Company's powers surrounding the underlying collateral were considered to be the most significant powers since those most significantly impact the economics of the VIE. The Company has no obligation to provide any continuing financial support to any of the entities in which it is the primary beneficiary. The Company's maximum loss is limited to its original investment. Neither the Company nor any of its creditors has the ability to obtain the underlying collateral, nor does the Company have control over the instruments held in the VIEs, unless there is an event of default. For those entities where the Company is the primary beneficiary, the assets consolidated are segregated on the balance sheet by the caption "consolidated variable interest entities," and consist of fixed-maturity securities, perpetual securities, equity securities, loan receivables, and derivative instruments.

For the mortgage- and asset-backed securities held in the Company's fixed maturities portfolio, the Company recognizes income using a constant effective yield, which is based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in mortgage- and asset-backed securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income.

The Company uses the specific identification method to determine the gain or loss from securities transactions and report the realized gain or loss in the consolidated statements of earnings. Securities transactions are accounted for based on values as of the trade date of the transaction.

An investment in a fixed maturity, perpetual security, or equity security is impaired if the fair value falls below book value. The Company regularly reviews its entire investment portfolio for declines in value. The Company's fixed maturities and investment-grade perpetual securities investments are evaluated for other-than-temporary impairment using its debt impairment model. The Company's debt impairment model focuses on the ultimate collection of the cash flows from its investments and whether the Company has the intent to sell or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. The determination of the amount of impairments under this model is based upon the Company's periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.
When determining the Company's intention to sell a security prior to recovery of its fair value to amortized cost, the Company evaluates facts and circumstances such as, but not limited to, future cash flow needs, decisions to reposition its security portfolio, and risk profile of individual investment holdings. The Company performs ongoing analyses of its liquidity needs, which includes cash flow testing of its policy liabilities, debt maturities, projected dividend payments, and other cash flow and liquidity needs. The Company's cash flow testing includes extensive duration analysis of its investment portfolio and policy liabilities. Based on the Company's analyses, the Company has concluded that it has sufficient excess cash flows to meet its liquidity needs without selling any of its investments prior to their maturity.

The determination of whether an impairment in value of the Company's fixed maturity securities is other than temporary is based largely on the Company's evaluation of the issuer's creditworthiness. The Company must apply considerable judgment in determining the likelihood of its fixed maturity securities recovering in value. Factors that may influence this include the overall level of interest rates, credit spreads, the credit quality of the underlying issuer, and other factors. This process requires consideration of risks which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk and foreign currency risk.

If, after monitoring and analyses, management believes that fair value will not recover to amortized cost prior to the disposal of the security, the Company recognizes an other-than-temporary impairment of the security. Once a security is considered to be other-than-temporarily impaired, the impairment loss is separated into two separate components: the portion of the impairment related to credit and the portion of the impairment related to factors other than credit. The Company recognizes a charge to earnings for the credit-related portion of other-than-temporary impairments. Impairments related to factors other than credit are charged to earnings in the event the Company intends to sell the security prior to the recovery of its amortized cost or if it is more likely than not that the Company would be required to dispose of the security prior to recovery of its amortized cost; otherwise, non-credit-related other-than-temporary impairments are charged to other comprehensive income.

The Company's investments in perpetual securities that are rated below investment grade and equity securities are evaluated for other-than-temporary impairment under the Company's equity impairment model. The Company's equity impairment model focuses on the severity of a security's decline in fair value coupled with the length of time the fair value of the security has been below amortized cost and the financial condition and near-term prospects of the issuer. For equity securities that have declines in value that are deemed to be temporary, the Company makes an assertion as to its ability and intent to retain the security until recovery. Once identified, these equity securities are restricted from trading unless authorized based upon significant events that could not have been foreseen at the time the Company asserted its ability and intent to retain the security until recovery.

If management believes that the equity security will not recover prior to the disposal of the security, the Company recognizes an other-than-temporary impairment of the security. Once an equity security is considered to be other-than-temporarily impaired, its fair value on that date becomes the new cost basis and the impairment loss is recognized in earnings.

The Company lends fixed-maturity securities to financial institutions in short-term security lending transactions. These securities continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. The Company receives cash or other securities as collateral for such loans. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral.

Other investments include transitional real estate loans (TREs), commercial mortgage loans (CMLs), middle market loans (MMLs), policy loans, limited partnerships, and other short-term investments with maturities of one year or less, but greater than 90 days, at the time of purchase. The Company invests in TREs, CMLs, and MMLs that are accounted for as loan receivables and recorded at amortized cost on the acquisition date. Since the Company has the intent and ability to hold these loan receivables for the foreseeable future or until they mature, they are considered held for investment and are carried at adjusted amortized cost in the other investments line on its consolidated balance sheets. The adjusted amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. Limited partnership investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its portion of partnership earnings as a component of net investment income in its consolidated statements of earnings. The underlying investments held by the Company’s limited partnerships primarily consist of private equity. Other short-term investments are stated at amortized cost, which approximates estimated fair value.

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are interest rate swaps, foreign currency swaps, credit default swaps (CDSs), foreign currency forwards, foreign currency options, and, in prior year periods, options on interest rate swaps (or interest rate swaptions). Interest rate and foreign currency swaps are used within VIEs to hedge the risk arising from interest rate and currency exchange risk, while the CDSs are used to increase the yield and improve the diversification of the portfolio. Foreign currency forwards and options are used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio. Foreign currency forwards and options are used to hedge certain portions of forecasted cash flows denominated in yen. Interest rate swaps are used to hedge the variability of interest cash flows associated with the Company's variable interest rate notes. Cross-currency interest rate swaps, also referred to as foreign currency swaps, are used to economically convert certain U.S. dollar-denominated note obligations into yen-denominated principal and interest obligations. Interest rate swaptions have been used from time to time to hedge interest rate risk for certain U.S. dollar-denominated available-for-sale securities. The Company does not use derivatives for trading purposes, nor does the Company engage in leveraged derivative transactions.

From time to time, the Company purchases certain investments that contain an embedded derivative. The Company assesses whether this embedded derivative is clearly and closely related to the asset that serves as its host contract. If the Company deems that the embedded derivative's terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is separated from that contract, held at fair value, and reported with the host instrument in the consolidated balance sheet, with changes in fair value reported in earnings. If the Company has elected the fair value option, the embedded derivative is not bifurcated, and the entire investment is held at fair value with changes in fair value reported in earnings.
See Note 5 for a discussion on how the Company determines the fair value of its derivatives. Accruals on derivatives are typically recorded in accrued investment income or within other liabilities in the consolidated balance sheets.

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. At the inception of hedging relationships for which the Company elects to designate for hedge accounting treatment, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking each hedge transaction. The Company documents the designation of each hedge as either (i) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or the hedge of a forecasted transaction ("cash flow hedge"); (ii) a hedge of the estimated fair value of a recognized asset or liability ("fair value hedge"); or (iii) a hedge of a net investment in a foreign operation. The documentation process includes linking derivatives and non-derivative financial instruments that are designated as hedges to specific assets or groups of assets or liabilities on the statement of financial position or to specific forecasted transactions and defining the effectiveness and ineffectiveness testing methods to be used. At the hedge's inception and on an ongoing quarterly basis, the Company also formally assesses whether the derivatives and non-derivative financial instruments used in hedging activities have been, and are expected to continue to be, highly effective in offsetting their designated risk. Hedge effectiveness is assessed using qualitative and quantitative methods. The assessment of hedge effectiveness determines the accounting treatment of noncash changes in fair value.
For assessing hedge effectiveness of cash flow hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression or other statistical analysis of changes in cash flows associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships on the Company's VIE cash flow hedges is measured each reporting period using the “Hypothetical Derivative Method.” For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings within derivative and other gains (losses). All components of each derivative's gain or loss are included in the assessment of hedge effectiveness. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of earnings in which the cash flows of the hedged item are recorded.
For assessing hedge effectiveness of fair value hedges, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression or other statistical analysis of changes in fair value associated with the hedge relationship. Hedge ineffectiveness of the hedge relationships is measured each reporting period using the dollar offset method. For derivative instruments that are designated and qualify as fair value hedges, changes in the estimated fair value of the derivative, including amounts measured as ineffectiveness, and changes in the estimated fair value of the hedged item related to the designated risk being hedged, are reported in current earnings within derivative and other gains (losses). When assessing the effectiveness of the Company's fair value hedges, the Company excludes the changes in fair value related to the difference between the spot and the forward rate on its foreign currency forwards and the time value of options.
For the hedge of the Company's net investment in Aflac Japan, the Company has designated the majority of the Parent Company's yen-denominated liabilities (notes payable and yen-denominated loans) as non-derivative hedging instruments and has designated certain foreign currency forwards and options as derivative hedging instruments. The Company makes its net investment hedge designation at the beginning of each quarter. For assessing hedge effectiveness of net investment hedges, if the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than its net investment in Aflac Japan, the hedge is deemed to be effective. If the hedge is effective, the related exchange effect on the yen-denominated liabilities is reported in the unrealized foreign currency component of other comprehensive income. For derivatives designated as net investment hedges, Aflac follows the forward-rate method. According to that method, all changes in fair value, including changes related to the forward-rate component of foreign currency forward contracts and the time value of foreign currency options, are reported in the unrealized foreign currency component of other comprehensive income. Should these designated net investment hedge positions exceed the Company's net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds its investment in Aflac Japan would be recognized in current earnings within derivative and other gains (losses).
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

The Company receives and pledges cash or other securities as collateral on open derivative positions. Cash received as collateral is reported as an asset with a corresponding liability for the return of the collateral. Cash pledged as collateral is recorded as a reduction to cash, and a corresponding receivable is recognized for the return of the cash collateral. The Company generally can repledge or resell collateral obtained from counterparties, although the Company does not typically exercise such rights. Securities received as collateral are not recognized unless the Company was to exercise its right to sell that collateral or exercise remedies on that collateral upon a counterparty default. Securities that the Company has pledged as collateral continue to be carried as investment assets on its balance sheet.

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
An internal replacement transaction that results in a policy that is substantially changed is accounted for as an extinguishment of the original policy and the issuance of a new policy. Unamortized deferred acquisition costs on the original policy are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with the Company's accounting policies for deferred acquisition costs. Further, the policy reserves are evaluated based on the new policy features, and any change (up or down) necessary is recognized at the date of contract change/modification. Examples include conversions-higher age bands, certain family coverage changes, pricing era changes (increase), lapse & re-issue, certain reinstatements and certain contract conversions.
Riders can be considered internal replacements that are either integrated or non-integrated resulting in either substantially changed or substantially unchanged treatment. Riders are evaluated based on the specific facts and circumstances of the rider and are considered an expansion of the existing benefits with additional premium required. Non-integrated riders to existing contracts do not change the Company's profit expectations for the related products and are treated as a new policy establishment for incremental coverage.
The Company measures the recoverability of DAC and the adequacy of its policy reserves annually by performing gross premium valuations on its business. (See the following discussion for further information regarding policy reserves.)
Policy Liabilities: Future policy benefits represent claims that are expected to occur in the future and are computed by a net level premium method using estimated future investment yields, persistency and recognized morbidity and mortality tables modified to reflect the Company's experience, including a provision for adverse deviation. These assumptions are generally established and considered locked at policy inception. These assumptions may only be unlocked in certain circumstances based on the results of periodic DAC recoverability and premium deficiency testing.
Unpaid policy claims are estimates computed on an undiscounted basis using statistical analyses of historical claims experience adjusted for current trends and changed conditions. The ultimate liability may vary significantly from such estimates. The Company regularly adjusts these estimates as new claims experience emerges and reflects the changes in operating results in the year such adjustments are made.

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

Reinsurance: The Company enters into reinsurance agreements with other companies in the normal course of business. For each reinsurance agreement, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, benefits and DAC are reported net of insurance ceded.

Income Taxes: Income tax provisions are generally based on pretax earnings reported for financial statement purposes, which differ from those amounts used in preparing the Company's income tax returns. Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities, based on enacted tax laws and statutory tax rates applicable to the periods in which the Company expects the temporary differences to reverse. The Company records deferred tax assets for tax positions taken based on its assessment of whether the tax position is more likely than not to be sustained upon examination by taxing authorities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized.

Policyholder Protection Corporation and State Guaranty Association Assessments: In Japan, the government has required the insurance industry to contribute to a policyholder protection corporation. The Company recognizes a charge for its estimated share of the industry's obligation once it is determinable. The Company reviews the estimated liability for policyholder protection corporation contributions on an annual basis and reports any adjustments in Aflac Japan's expenses.

In the United States, each state has a guaranty association that supports insolvent insurers operating in those states. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion of the guaranty fund assessments charged to the Company.

Treasury Stock: Treasury stock is reflected as a reduction of shareholders' equity at cost. The Company uses the weighted-average purchase cost to determine the cost of treasury stock that is reissued. The Company includes any gains and losses in additional paid-in capital when treasury stock is reissued.

Share-Based Compensation: The Company measures compensation cost related to its share-based payment transactions at fair value on the grant date, and the Company recognizes those costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. The Company has formalized its entity-wide accounting policy election to estimate the number of awards that are expected to vest and the corresponding forfeitures.

Earnings Per Share: The Company computes basic earnings per share (EPS) by dividing net earnings by the weighted-average number of unrestricted shares outstanding for the period. Diluted EPS is computed by dividing net earnings by the weighted-average number of shares outstanding for the period plus the shares representing the dilutive effect of share-based awards.

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

Additionally, the amendment requires that the minimum statutory tax withholding for all outstanding liability awards be reclassified at the date of adoption to equity (assuming equity classification results from the guidance change), and as a cumulative-effect adjustment to equity on a modified retrospective basis. The adoption of these amendments in the guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

The guidance requires certain reclassifications of balances on the statement of cash flows to or from operating and financing activities. The reclassification guidance did not have a significant impact on the Company's statement of cash flows.

The amendment allows an entity to elect whether to use estimates of forfeitures, or to account for forfeitures as they occur, using modified retrospective application. The Company adopted this guidance as of January 1, 2017. The Company made an entity-wide accounting policy election to estimate the number of awards that are expected to vest (consistent with the Company's prior policy). The election and adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

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

Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments: In September 2015, the FASB issued guidance requiring that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. In the same period’s financial statements, the acquirer is required to record income effects of the adjustments as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The Company adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Financial Services - Insurance - Disclosures about Short-Duration Contracts: In May 2015, the FASB issued updated guidance requiring enhanced disclosures by all insurance entities that issue short-duration contracts. The amendments require insurance entities to disclose for annual reporting periods information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses. In addition, the amendments require insurance entities to disclose for annual and interim reporting periods a roll-forward of the liability for unpaid claims and claim adjustment expenses. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities and expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. The Company adopted this guidance as of December 31, 2016. The adoption of this guidance did not have a significant impact on the Company's disclosures.

Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent): In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The Company adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on the Company's disclosures.

Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs: In April 2015, the FASB issued updated guidance to simplify presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. In August 2015, the FASB issued updated Securities and Exchange Commission (SEC) Staff guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. The guidance states that an entity may defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company retrospectively adopted this guidance as of January 1, 2016. The retrospective adoption of this accounting standard resulted in a $40 million reduction to notes payable and other assets as of December 31, 2015, the earliest balance sheet date presented in the period of adoption, but did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Consolidation - Amendments to the Consolidation Analysis: In February 2015, the FASB issued updated guidance that affects evaluation of whether limited partnerships and similar legal entities (limited liability corporations and securitization structures, etc.) are VIEs, evaluation of whether fees paid to a decision maker or a service provider are a variable interest, and evaluation of the effect of fee arrangements and the effect of related parties on the determination of the primary beneficiary under the VIE model for consolidation. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnership and similar legal entities that provide partners with either substantive kick-out rights or substantive participating rights over the general partner will now be evaluated under the voting interest model rather than the VIE model for consolidation. In situations where no single party has a controlling financial interest in a VIE, the related party relationships under common control should be considered in their entirety in determining whether that common control group has a controlling financial interest in the VIE. The Company adopted this guidance as of January 1, 2016. The adoption of this guidance impacted the Company's footnote disclosures, but did not have a significant impact on its financial position or results of operations.

Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity: In November 2014, the FASB issued guidance to clarify how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance also clarifies that an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The Company adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern: In August 2014, the FASB issued this amendment that provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new guidance requires a formal assessment of going concern by management based on criteria prescribed in the new guidance. The Company adopted this guidance as of December 31, 2016. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures, and no substantial doubt currently exists about the Company’s ability to continue as a going concern.

Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: In June 2014, the FASB issued this amendment that provides guidance on certain share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The Company adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Income Statement - Extraordinary and Unusual Items - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items: In January 2015, the FASB issued updated guidance that eliminates from U.S. GAAP the concept of extraordinary items. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. The Company adopted this guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Receivables - Troubled Debt Restructurings by Creditors - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure: In August 2014, the FASB issued updated guidance for troubled debt restructurings affecting creditors that hold government guaranteed mortgage loans. The guidance requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. The Company adopted the guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

Transfers and Servicing - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued updated guidance for repurchase agreement and security lending transactions to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to be accounted for as secured borrowings, consistent with the accounting for other repurchase agreements. The amendments also require new disclosures to increase transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The Company adopted accounting changes for the new guidance as of January 1, 2015, and adopted the required disclosures as of April 1, 2015. The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure: In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The Company adopted the guidance as of January 1, 2015. The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

Accounting Pronouncements Pending Adoption

Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued amendments which allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and also require certain disclosures about stranded tax effects. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Public business entities may early adopt this guidance in any interim reporting period for which financial statements have not yet been issued. The amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company expects adoption of this guidance will result in an increase to accumulated other comprehensive income and a decrease to retained earnings and also result in additional disclosures.

Leases - Land Easement Practical Expedient for Transition to Topic 842: In January 2018, FASB issued guidance which provides an entity with the option to elect a transition practical expedient to not evaluate, under Topic 842, land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The amendments clarify that new or modified land easements should be evaluated under the new leases standard once an entity has adopted the new standard. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities: In August 2017, FASB issued guidance which improves and simplifies the accounting rules around hedge accounting and will create more transparency around how economic results are presented on financial statements. Issues addressed in this new guidance include: 1) risk component hedging, 2) accounting for the hedged item in fair value hedges of interest rate risk, 3) recognition and presentation of the effects of hedging instruments, and 4) amounts excluded from the assessment of hedge effectiveness. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the guidance. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

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

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment: In January 2017, the FASB issued amendments simplifying the subsequent measurement of goodwill. An entity, under this update, is no longer required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, the entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments are effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, or disclosures.

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

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued amendments that require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, and disclosures.

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

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform about a credit loss. Credit losses on available-for-sale debt securities will continue to be measured in a manner similar to current U.S. GAAP. However, the amendments require that credit losses be presented as an allowance rather than as a writedown. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant amount of credit deterioration since origination. The amendments are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may early adopt this guidance as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, loans and loan receivables and reinsurance recoverables (See Notes 3 and 7 for current balances of instruments in scope). The Company is continuing its progress towards updating its credit loss projection models and accounting systems in order to comply with the required changes in measurement of credit losses. The Company currently expects loans and loan receivables and held-to-maturity fixed-maturity securities to be the asset classes most significantly impacted upon adoption of the guidance. The Company continues to evaluate the impact of adoption of this guidance on its financial position, results of operations, and disclosures.

Leases: In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 of the Notes to the Consolidated Financial Statements in the 2016 Annual Report for current balances of leases in scope). The leases within scope of this guidance will increase the Company's right-of-use assets and lease liabilities recorded on its statement of financial position, however the Company estimates leases within scope of the guidance to represent less than 1% of its total assets as of December 31, 2017. The Company estimates that the adoption of this guidance will not have a significant impact on its financial position, results of operations, and disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of this guidance require certain equity investments to be measured at fair value with changes in fair value recognized in net earnings; separate presentation in other comprehensive income for changes in fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk; and changes in disclosures associated with the fair value of financial instruments. The guidance also clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset (DTA) related to available-for-sale (AFS) securities in combination with the entity's other DTAs. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted, with the exception of the own credit provision if an entity has elected to measure a liability at fair value. The Company has determined that the most significant impact of adopting this guidance will be the requirement to report changes in fair value in net earnings for all equity investments within scope of this guidance. The Company estimates the cumulative effect adjustment of adopting this guidance will increase beginning 2018 retained earnings and decrease beginning 2018 accumulated other comprehensive income by $133 million, net of taxes. The Company also expects that the adoption of this guidance may potentially increase volatility in its consolidated statements of earnings on a prospective basis.

Revenue from Contracts with Customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date for this standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods. The Company has identified revenue in scope of this guidance to include certain revenues associated with affiliated entities in support of its operations. The Company estimates the revenue within scope of the guidance to represent significantly less than 1% of its total revenues for the year ended December 31, 2017, and adoption of this guidance will not have a significant impact on its financial position, results of operations, and disclosures.

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

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax operating earnings. The Company's definition of operating earnings includes interest cash flows associated with notes payable and amortized hedge costs related to foreign currency denominated investments, but excludes certain items that cannot be predicted or that are outside of the management's control, such as realized investment gains and losses from securities transactions, impairments, change in loan loss reserves and certain derivative and foreign currency activities; nonrecurring items; and other non-operating income (loss) from net earnings. Nonrecurring and other non-operating items consist of infrequent events and activity not associated with the normal course of the Company’s insurance operations and do not reflect Aflac’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax operating earnings. Information regarding operations by segment for the years ended December 31 follows:

(In millions)	2017	2016	2015
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$5,612	$5,639	$4,933
Medical and other health	3,379	3,429	3,092
Life insurance	3,761	4,469	4,021
Net investment income, less amortized hedge costs (1)	2,235	2,368	2,364
Other income	41	40	31
Total Aflac Japan	15,028	15,945	14,441
Aflac U.S.:
Net earned premiums:
Accident/disability	2,537	2,469	2,391
Cancer	1,308	1,299	1,293
Other health	1,445	1,415	1,395
Life insurance	273	271	268
Net investment income	721	703	678
Other income	5	10	8
Total Aflac U.S.	6,289	6,167	6,033
Other business segments	140	275	225
Total business segment revenues	21,457	22,387	20,699
Corporate and eliminations	210	85	79
Total operating revenues	21,667	22,472	20,778
Realized investment gains (losses) (1), (2), (3)	0	87	94
Total revenues	$21,667	$22,559	$20,872
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $228, $186 and $72 for 2017, 2016 and 2015, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $77 in 2017 and $85 in both 2016 and 2015 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total revenues.

(In millions)	2017	2016	2015
Pretax earnings:
Aflac Japan (1)	$3,054	$3,148	$3,103
Aflac U.S.	1,245	1,208	1,101
Other business segments	11	18	14
Total business segment pretax operating earnings	4,310	4,374	4,218
Interest expense, noninsurance operations	(122)	(128)	(146)
Corporate and eliminations	(101)	(129)	(71)
Pretax operating earnings	4,087	4,117	4,001
Realized investment gains (losses) (1), (2), (3)	0	87	94
Other non-operating income (loss) (3), (4)	(69)	(137)	(233)
Total earnings before income taxes	$4,018	$4,067	$3,862
Income taxes applicable to pretax operating earnings	$1,370	$1,426	$1,377
Effect of foreign currency translation on after-tax operating earnings	(41)	141	(198)
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $228, $186 and $72 for 2017, 2016 and 2015 respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax operating earnings when analyzing segment operations to conform to current year reporting.
(2) Excluding a gain of $77 in 2017 and $85 in both 2016 and 2015 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(3) Prior year foreign currency transaction gains and losses have been reclassified from other non-operating income (loss) to realized investment gains (losses) to conform to current-year reporting classifications. These reclassifications had no impact on total earnings before income taxes.
(4) Includes expense of $13 in 2017, $137 in 2016 and $230 in 2015 for the early extinguishment of debt

Assets as of December 31 were as follows:

(In millions)	2017	2016	2015
Assets:
Aflac Japan	$114,402	$107,858	$97,646
Aflac U.S.	19,893	19,453	18,537
Other business segments	547	270	188
Total business segment assets	134,842	127,581	116,371
Corporate and eliminations	2,375	2,238	1,885
Total assets	$137,217	$129,819	$118,256
Amounts prior to 2016 have been adjusted for the adoption of the accounting guidance on January 1, 2016 related to debt issuance costs.

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2017	2016	2015
Statements of Earnings:
Weighted-average yen/dollar exchange rate	112.16	108.70	120.99
Yen percent strengthening (weakening)	(3.1)%	11.3%	(12.8)%
Exchange effect on pretax operating earnings (in millions)	$(63)	$218	$(288)

	2017	2016
Balance Sheets:
Yen/dollar exchange rate at December 31	113.00	116.49
Yen percent strengthening (weakening)	3.1%	3.5%
Exchange effect on total assets (in millions)	$2,593	$2,820
Exchange effect on total liabilities (in millions)	2,848	3,109

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees and to Aflac U.S. for allocated expenses and profit repatriations. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

(In millions)	2017	2016	2015
Management fees	$93	$79	$53
Allocated expenses	109	106	101
Profit repatriation	1,150	1,286	2,139
Total transfers from Aflac Japan	$1,352	$1,471	$2,293

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

(In millions)	2017	2016
Property and equipment:
Land	$168	$166
Buildings	441	421
Equipment and furniture	372	355
Total property and equipment	981	942
Less accumulated depreciation	547	509
Net property and equipment	$434	$433

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2017, $334 million, or 40.4% of total receivables, were related to Aflac Japan's operations, compared with $207 million, or 30.9%, at December 31, 2016.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2017	2016	2015
Fixed-maturity securities	$3,094	$3,214	$3,094
Perpetual securities	79	94	114
Equity securities	42	35	3
Other investments	94	31	15
Short-term investments and cash equivalents	25	11	4
Gross investment income	3,334	3,385	3,230
Less investment expenses	114	107	95
Net investment income	$3,220	$3,278	$3,135

Investment Holdings
The amortized cost for the Company's investments in debt and perpetual securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$27,980	$3,363	$271	$31,072
Municipalities	314	28	12	330
Mortgage- and asset-backed securities	242	29	0	271
Public utilities	1,635	352	6	1,981
Sovereign and supranational	1,380	190	1	1,569
Banks/financial institutions	3,521	524	26	4,019
Other corporate	3,890	771	7	4,654
Total yen-denominated	38,962	5,257	323	43,896
U.S. dollar-denominated:
U.S. government and agencies	146	13	1	158
Municipalities	872	168	0	1,040
Mortgage- and asset-backed securities	161	12	0	173
Public utilities	5,116	884	27	5,973
Sovereign and supranational	267	73	0	340
Banks/financial institutions	2,762	604	8	3,358
Other corporate	25,384	2,620	418	27,586
Total U.S. dollar-denominated	34,708	4,374	454	38,628
Total fixed maturities	73,670	9,631	777	82,524
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,221	287	27	1,481
Other corporate	195	38	0	233
U.S. dollar-denominated:
Banks/financial institutions	46	29	0	75
Total perpetual securities	1,462	354	27	1,789
Equity securities:
Yen-denominated	561	135	1	695
U.S. dollar-denominated	285	45	2	328
Total equity securities	846	180	3	1,023
Total securities available for sale	$75,978	$10,165	$807	$85,336

	2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$21,331	$5,160	$0	$26,491
Municipalities	357	105	0	462
Mortgage- and asset-backed securities	26	1	0	27
Public utilities	3,300	398	0	3,698
Sovereign and supranational	1,523	312	0	1,835
Banks/financial institutions	2,206	190	9	2,387
Other corporate	2,687	485	0	3,172
Total yen-denominated	31,430	6,651	9	38,072
Total securities held to maturity	$31,430	$6,651	$9	$38,072

	2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$22,857	$3,359	$160	$26,056
Municipalities	246	29	8	267
Mortgage- and asset-backed securities	1,096	33	8	1,121
Public utilities	1,533	318	3	1,848
Sovereign and supranational	862	186	5	1,043
Banks/financial institutions	2,673	403	74	3,002
Other corporate	3,192	623	3	3,812
Total yen-denominated	32,459	4,951	261	37,149
U.S dollar-denominated:
U.S. government and agencies	148	10	0	158
Municipalities	894	142	8	1,028
Mortgage- and asset-backed securities	196	20	0	216
Public utilities	5,205	690	60	5,835
Sovereign and supranational	335	91	0	426
Banks/financial institutions	2,570	507	16	3,061
Other corporate	24,556	2,021	690	25,887
Total U.S. dollar-denominated	33,904	3,481	774	36,611
Total fixed maturities	66,363	8,432	1,035	73,760
Perpetual securities:
Yen-denominated:
Banks/financial institutions	1,266	128	49	1,345
Other corporate	189	24	0	213
U.S. dollar-denominated:
Banks/financial institutions	51	24	0	75
Total perpetual securities	1,506	176	49	1,633
Equity securities:
Yen-denominated	624	83	2	705
Dollar-denominated	579	31	6	604
Total equity securities	1,203	114	8	1,309
Total securities available for sale	$69,072	$8,722	$1,092	$76,702

	2016
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Yen-denominated:
Japan government and agencies	$20,702	$5,338	$0	$26,040
Municipalities	350	107	0	457
Mortgage- and asset-backed securities	30	2	0	32
Public utilities	3,201	358	23	3,536
Sovereign and supranational	2,602	283	8	2,877
Banks/financial institutions	3,731	195	26	3,900
Other corporate	2,734	452	7	3,179
Total yen-denominated	33,350	6,735	64	40,021
Total securities held to maturity	$33,350	$6,735	$64	$40,021

The methods of determining the fair values of the Company's investments in fixed-maturity securities, perpetual securities and equity securities are described in Note 5.

During 2017, the Company reclassified three investments from the held-to-maturity category to the available-for-sale category as a result of the issuers' credit rating being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $773 million and an aggregate unrealized gain of $47 million. During 2016 and 2015, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Contractual and Economic Maturities

The contractual maturities of the Company's investments in fixed maturities at December 31, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$234	$243	$86	$89
Due after one year through five years	7,155	7,391	508	542
Due after five years through 10 years	7,812	8,385	2,726	2,946
Due after 10 years	45,028	51,269	8,482	9,927
Mortgage- and asset-backed securities	283	322	40	41
Total fixed maturities available for sale	$60,512	$67,610	$11,842	$13,545
Held to maturity:
Due in one year or less	$885	$903	$0	$0
Due after one year through five years	434	455	0	0
Due after five years through 10 years	1,634	1,802	0	0
Due after 10 years	28,451	34,885	0	0
Mortgage- and asset-backed securities	26	27	0	0
Total fixed maturities held to maturity	$31,430	$38,072	$0	$0

At December 31, 2017, the Parent Company and other business segments had portfolios of available-for-sale fixed-maturity securities totaling $1.3 billion at amortized cost and $1.4 billion at fair value, which are not included in the table above.

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

The majority of the Company's perpetual securities are subordinated to other debt obligations of the issuer, but rank higher than the issuer's equity securities. Perpetual securities have characteristics of both debt and equity investments, along with unique features that create economic maturity dates for the securities. Although perpetual securities have no contractual maturity date, they have stated interest coupons that were fixed at their issuance and subsequently change to a floating short-term interest rate after some period of time. The instruments are generally callable by the issuer at the time of changing from a fixed coupon rate to a new variable rate of interest, which is determined by the combination of some market index plus a fixed amount of basis points. The net effect is to create an expected maturity date for the instrument. The economic maturities of the Company's investments in perpetual securities, which were all reported as available for sale at December 31, 2017, were as follows:

	Aflac Japan		Aflac U.S.
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due after one year through five years	$194	$233	$0	$0
Due after 10 years	1,229	1,495	39	61
Total perpetual securities available for sale	$1,423	$1,728	$39	$61

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2017			2016
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$48,399	$56,532	A	$42,931	$51,345
(1)Japan Government Bonds (JGBs) or JGB-backed securities
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

(In millions)	2017	2016	2015
Realized investment gains (losses):
Fixed maturities:
Available for sale:
Gross gains from sales	$36	$77	$224
Gross losses from sales	(82)	(134)	(8)
Net gains (losses) from redemptions	(23)	112	51
Other-than-temporary impairment losses	(7)	(24)	(152)
Total fixed maturities	(76)	31	115
Perpetual securities:
Available for sale:
Net gains (losses) from redemptions	4	64	35
Other-than-temporary impairment losses	0	(2)	0
Total perpetual securities	4	62	35
Equity securities:
Gross gains from sales	104	0	0
Gross losses from sales	(11)	0	0
Net gains (losses) from redemptions	0	22	0
Other-than-temporary impairment losses	(22)	(57)	(1)
Total equity securities	71	(35)	(1)
Loan loss reserves	(8)	(2)	(1)
Derivatives and other:
Derivative gains (losses)	(109)	(255)	(10)
Foreign currency gains (losses)	(33)	185	(32)
Total derivatives and other	(142)	(70)	(42)
Total realized investment gains (losses)	$(151)	$(14)	$106
Prior year foreign currency transaction gains and losses have been reclassified to conform to current-year reporting classifications

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments for the years ended December 31 follows:

(In millions)	2017	2016	2015
Changes in unrealized gains (losses):
Fixed maturities:
Available for sale	$1,457	$2,690	$(2,481)
Perpetual securities:
Available for sale	200	21	(123)
Equity securities	71	88	9
Total change in unrealized gains (losses)	$1,728	$2,799	$(2,595)

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2017	2016
Unrealized gains (losses) on securities available for sale	$9,358	$7,630
Deferred income taxes(1)	(3,394)	(2,825)
Shareholders’ equity, unrealized gains (losses) on investment securities	$5,964	$4,805
(1) See Note 10 for discussion of the accounting treatment of tax on amounts recorded in accumulated other comprehensive income pursuant to the Tax Act.

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. government and agencies:
U.S. dollar-denominated	$74	$1	$74	$1	$0	$0
Japan government and agencies:
Yen-denominated	5,255	271	1,264	9	3,991	262
Municipalities:
Yen-denominated	129	12	10	0	119	12
Public utilities:
U.S. dollar-denominated	785	27	221	3	564	24
Yen-denominated	83	6	0	0	83	6
Sovereign and supranational:
Yen-denominated	309	1	309	1	0	0
Banks/financial institutions:
U.S. dollar-denominated	362	8	316	5	46	3
Yen-denominated	1,162	35	394	4	768	31
Other corporate:
U.S. dollar-denominated	7,741	418	2,839	50	4,902	368
Yen-denominated	440	7	349	4	91	3
Total fixed maturities	16,340	786	5,776	77	10,564	709
Perpetual securities:
Yen-denominated	345	27	0	0	345	27
Total perpetual securities	345	27	0	0	345	27
Equity securities:
U.S. dollar-denominated	41	2	21	0	20	2
Yen-denominated	40	1	39	1	1	0
Total equity securities	81	3	60	1	21	2
Total	$16,766	$816	$5,836	$78	$10,930	$738

	2016
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
Japan government and agencies:
Yen-denominated	$3,958	$160	$3,958	$160	$0	$0
Municipalities:
U.S. dollar-denominated	44	8	0	0	44	8
Yen-denominated	105	8	105	8	0	0
Mortgage- and asset- backed securities:
Yen-denominated	713	8	713	8	0	0
Public utilities:
U.S. dollar-denominated	1,265	60	790	32	475	28
Yen-denominated	635	26	347	14	288	12
Sovereign and supranational:
Yen-denominated	244	13	38	5	206	8
Banks/financial institutions:
U.S. dollar-denominated	268	16	238	10	30	6
Yen-denominated	1,521	100	636	19	885	81
Other corporate:
U.S. dollar-denominated	10,462	690	7,252	346	3,210	344
Yen-denominated	321	10	321	10	0	0
Total fixed maturities	19,536	1,099	14,398	612	5,138	487
Perpetual securities:
Yen-denominated	479	49	85	1	394	48
Total perpetual securities	479	49	85	1	394	48
Equity securities:
U.S. dollar-denominated	211	6	211	6	0	0
Yen-denominated	49	2	49	2	0	0
Total equity securities	260	8	260	8	0	0
Total	$20,275	$1,156	$14,743	$621	$5,532	$535

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

Other Investments

The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2017	2016
Other investments:
Transitional real estate loans	$1,235	$0
Commercial mortgage loans	908	855
Middle market loans	859	319
Policy loans	210	184
Short-term investments	57	89
Other	133	3
Total other investments	$3,402	$1,450

Loans and Loan Receivables

The Company classifies its TREs, CMLs, and MMLs as held-for investment and includes them in the other investments line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses. The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of December 31, 2017 and 2016, the Company's allowance for loan losses was $11 million and $3 million, respectively. As of December 31, 2017 and 2016, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of December 31, 2017 and 2016. The Company had no troubled debt restructurings during the years ended December 31, 2017 and 2016.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile. As of December 31, 2017, the Company had $254 million in outstanding commitments to fund transitional real estate loans, inclusive of loans held in unit trust structures. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

As of December 31, 2017, the Company had $13 million in outstanding commitments to fund commercial mortgage loans, inclusive of loans held in unit trust structures. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $109 million and $91 million, as of December 31, 2017 and 2016, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of December 31, 2017, the Company had commitments of approximately $552 million to fund potential future loan originations related to this investment program, inclusive of loans held in unit trust structures. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Other

Other investments primarily includes investments in limited partnerships. As of December 31, 2017, the Company had $888 million in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	2017		2016
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,300	$5,294	$4,168	$4,982
Perpetual securities, available for sale	238	215	237	208
Equity securities	606	753	972	1,044
Other investments (1)	2,341	2,328	819	789
Other assets (2)	151	151	127	127
Total assets of consolidated VIEs	$7,636	$8,741	$6,323	$7,150
Liabilities:
Other liabilities (2)	$128	$128	$146	$146
Total liabilities of consolidated VIEs	$128	$128	$146	$146
(1) Consists of TREs, CMLs, MMLs, and alternative investments in limited partnerships
(2) Consists entirely of derivatives

The Company is substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, the Company has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and is therefore considered to be the primary beneficiary of the VIEs that it consolidates. The Company also participates in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding invested assets and foreign currency, and/or CDS, as appropriate, and utilizing the cash flows from these securities to service its investment. Neither the Company nor any of its creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, the Company is not a direct counterparty to the swap contracts and has no control over them. The Company's loss exposure to these VIEs is limited to its original investment. The Company's consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of its investments in unit trust structures, the underlying collateral assets and funding of the Company's consolidated VIEs are generally static in nature and the underlying collateral and the reference corporate entities covered by any CDS contracts were all investment grade at the time of issuance.

Investments in Unit Trust Structures

The Company invests through unit trust structures in yen-denominated public equity securities, U.S. dollar-denominated public equity securities, bank loans, transitional real estate loans, commercial mortgage loans, middle market loans, infrastructure debt, and alternative investments in limited partnerships. The Company is the only investor in these trusts and meets the requirements to consolidate these trusts under U.S. GAAP. The yen-denominated and U.S. dollar-denominated equity securities, bank loans and certain infrastructure debt are classified as available for sale in the financial statements. The commercial mortgage loans, middle market loans and certain infrastructure debt that meets the criteria to be classified as a loan are classified as loans held for investment and reflected in other investments on the consolidated balance sheets at amortized cost. Limited partnership investments are recognized as equity method investments.

VIEs - Not Consolidated

The table below reflects the amortized cost, fair value and balance sheet caption in which the Company's investment in VIEs not consolidated are reported as of December 31.

Investments in Variable Interest Entities Not Consolidated

	2017		2016
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturities, available for sale	$4,827	$5,506	$4,729	$5,261
Perpetual securities, available for sale	177	218	172	200
Fixed maturities, held to maturity	2,549	2,929	2,563	2,948
Other investments	55	55	1	1
Total investments in VIEs not consolidated	$7,608	$8,708	$7,465	$8,410

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

Details of our securities lending activities as of December 31 were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
2017
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Japan government and agencies	$0	$49	$49
Public utilities	73	0	73
Banks/financial institutions	54	0	54
Other corporate	415	0	415
Equity securities	15	0	15
Total borrowings	$557	$49	$606
Gross amount of recognized liabilities for securities lending transactions			$606
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
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

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2017 and 2016, respectively.

Certain fixed-maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2017, debt securities with a fair value of $21 million were on deposit with regulatory authorities in the United States (including U.S. territories) and Japan. The Company retains ownership of all securities on deposit and receives the related investment income.

For general information regarding the Company's investment accounting policies, see Note 1.

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

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options are shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase a fixed amount of U.S. dollar put options and sell U.S. dollar call options. The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with U.S. dollar-denominated investments supporting yen- denominated liabilities.

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

The only CDS that the Company currently hold relates to components of an investment in a VIE and is used to assume credit risk related to an individual security. This CDS contract entitles the consolidated VIE to receive periodic fees in exchange for an obligation to compensate the derivative counterparties should the referenced security issuer experience a credit event, as defined in the contract.

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

Interest rate swaptions are options on interest rate swaps. Interest rate collars are combinations of two swaption positions and are executed in order to hedge certain U.S. dollar-denominated available-for-sale securities that are held in the Aflac Japan segment. The Company uses collars to protect against significant changes in the fair value associated with its U.S. dollar-denominated available-for-sale securities due to interest rates. In order to maximize the efficiency of the collars while minimizing cost, the Company sets the strike price on each collar so that the premium paid for the ‘payer leg’ is offset by the premium received for having sold the ‘receiver leg.’

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

	2017			2016
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$0	$(8)	$75	$0	$(10)
Total cash flow hedges	75	0	(8)	75	0	(10)
Fair value hedges:
Foreign currency forwards	7,640	2	(221)	10,965	0	(759)
Foreign currency options	7,670	0	(2)	4,224	2	(32)
Total fair value hedges	15,310	2	(223)	15,189	2	(791)
Net investment hedge:
Foreign currency forwards	5	0	0	209	5	(2)
Foreign currency options	434	12	(1)	843	41	(17)
Total net investment hedge	439	12	(1)	1,052	46	(19)
Non-qualifying strategies:
Foreign currency swaps	5,386	296	(189)	6,266	490	(220)
Foreign currency forwards	3,683	20	(53)	21,218	667	(956)
Foreign currency options	770	0	0	41	0	(2)
Credit default swaps	88	1	0	86	2	0
Total non-qualifying strategies	9,927	317	(242)	27,611	1,159	(1,178)
Total derivatives	$25,751	$331	$(474)	$43,927	$1,207	$(1,998)
Balance Sheet Location
Other assets	$10,948	$331	$0	$18,329	$1,207	$0
Other liabilities	14,803	0	(474)	25,598	0	(1,998)
Total derivatives	$25,751	$331	$(474)	$43,927	$1,207	$(1,998)

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
2017:
Foreign currency forwards	Fixed-maturity and equity securities	$98	$(202)	$300	$(278)	$22
Foreign currency options	Fixed-maturity securities	21	10	11	(10)	1
2016:
Foreign currency forwards	Fixed-maturity and equity securities	$207	$(338)	$545	$(566)	$(21)
Foreign currency options	Fixed-maturity securities	(95)	(18)	(77)	70	(7)
2015:
Foreign currency forwards	Fixed-maturity securities	$(133)	$(136)	$3	$(5)	$(2)
Foreign currency options	Fixed-maturity securities	(4)	3	(7)	7	0
Interest rate swaptions	Fixed-maturity securities	(95)	19	(114)	99	(15)

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 9) have been designated as non-derivative hedges and foreign currency forwards and options have been designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan.

The Company used foreign exchange forwards and options to hedge foreign exchange risk on 90.9 billion yen of profit repatriation received from Aflac Japan in 2017. As of December 31, 2017, the Company had entered into foreign exchange forwards and options as part of a hedge on 49.5 billion yen of future profit repatriation.

The Company's net investment hedge was effective for the years ended December 31, 2017, 2016 and 2015.
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
As of December 31, 2017, the Parent Company had cross-currency interest rate swap agreements related to its $550 million senior notes due March 2020, $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.

The Company uses foreign exchange forwards and options to mitigate the currency risk of some of its U.S. dollar-denominated loan receivables held within the Aflac Japan segment. The Company has not elected to apply hedge accounting for these loan receivables due to the the change in fair value of the foreign exchange forwards and the foreign currency remeasurement of the loan receivables being recorded through current period earnings, and generally offsetting each other within realized investment gains (losses).
Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2017		2016		2015
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$1	$1	$3	$0	$0
Total cash flow hedges	0	1	1	3	0	0
Fair value hedges:
Foreign currency forwards (2)	(180)	0	(359)	0	(138)	0
Foreign currency options (2)	11	0	(25)	0	3	0
Interest rate swaptions (2)	0	0	0	0	4	0
Total fair value hedges	(169)	0	(384)	0	(131)	0
Net investment hedge:
Non-derivative hedging instruments	0	(15)	0	0	0	3
Foreign currency forwards	0	(25)	0	(118)	0	4
Foreign currency options	0	5	0	73	0	0
Total net investment hedge	0	(35)	0	(45)	0	7
Non-qualifying strategies:
Foreign currency swaps	53	0	117	0	16	0
Foreign currency forwards	8	0	9	0	100	0
Credit default swaps	(1)	0	2	0	1	0
Interest rate swaps	0	0	0	0	5	0
Futures	0	0	0	0	(1)	0
Total non- qualifying strategies	60	0	128	0	121	0
Total	$(109)	$(34)	$(255)	$(42)	$(10)	$7
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

The Company reclassified an immaterial amount from accumulated other comprehensive income (loss) into earnings related to its designated cash flow hedges for the years ended December 31, 2017, 2016 and 2015, respectively. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of loss due to counterparty default even though it is not a direct counterparty to those contracts.

The Company is a direct counterparty to the foreign currency swaps that it has entered into in connection with certain of its senior notes, subordinated debentures; foreign currency forwards; foreign currency options; and interest rate swaptions, and therefore the Company is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for the Company's foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet.

As of December 31, 2017, there were 15 counterparties to the Company's derivative agreements, with four comprising 60% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings as of December 31:

	2017			2016
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$4,708	$52	$(37)	$6,844	$247	$(308)
A	20,604	271	(370)	36,019	900	(1,621)
BBB	439	8	(67)	1,064	60	(69)
Total	$25,751	$331	$(474)	$43,927	$1,207	$(1,998)

The Company engages in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. The Company mitigates the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that the Company could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade.

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $264 million and $1.2 billion as of December 31, 2017 and 2016, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2017, the Company estimates that it would be required to post a maximum of $9 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

The tables below summarize the Company's derivatives and securities lending transactions as of December 31, and as reflected in the tables, in accordance with U.S. GAAP, the Company's policy is to not offset these financial instruments in the Consolidated Balance Sheets.

Offsetting of Financial Assets and Derivative Assets

2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$180	$0	$180	$(82)	$0	$(98)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	151		151				151
Total derivative assets	331	0	331	(82)	0	(98)	151
Securities lending and similar arrangements	592	0	592	0	0	(592)	0
Total	$923	$0	$923	$(82)	$0	$(690)	$151

2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$1,080	$0	$1,080	$(698)	$0	$(382)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	127		127				127
Total derivative assets	1,207	0	1,207	(698)	0	(382)	127
Securities lending and similar arrangements	513	0	513	0	0	(513)	0
Total	$1,720	$0	$1,720	$(698)	$0	$(895)	$127

Offsetting of Financial Liabilities and Derivative Liabilities

2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(346)	$0	$(346)	$82	$245	$10	$(9)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(128)		(128)				(128)
Total derivative liabilities	(474)	0	(474)	82	245	10	(137)
Securities lending and similar arrangements	(606)	0	(606)	592	0	0	(14)
Total	$(1,080)	$0	$(1,080)	$674	$245	$10	$(151)

2016
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(1,852)	$0	$(1,852)	$698	$1,130	$21	$(3)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(146)		(146)				(146)
Total derivative liabilities	(1,998)	0	(1,998)	698	1,130	21	(149)
Securities lending and similar arrangements	(526)	0	(526)	513	0	0	(13)
Total	$(2,524)	$0	$(2,524)	$1,211	$1,130	$21	$(162)

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

	2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$30,109	$1,121	$0	$31,230
Municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities	0	269	175	444
Public utilities	0	7,886	68	7,954
Sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions	0	7,352	25	7,377
Other corporate	0	32,094	146	32,240
Total fixed maturities	30,109	52,001	414	82,524
Perpetual securities:
Banks/financial institutions	0	1,556	0	1,556
Other corporate	0	233	0	233
Total perpetual securities	0	1,789	0	1,789
Equity securities	1,001	6	16	1,023
Other assets:
Foreign currency swaps	0	146	150	296
Foreign currency forwards	0	22	0	22
Foreign currency options	0	12	0	12
Credit default swaps	0	0	1	1
Total other assets	0	180	151	331
Other investments	57	0	0	57
Cash and cash equivalents	3,491	0	0	3,491
Total assets	$34,658	$53,976	$581	$89,215
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$69	$128	$197
Foreign currency forwards	0	274	0	274
Foreign currency options	0	3	0	3
Total liabilities	$0	$346	$128	$474

	2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies	$25,387	$827	$0	$26,214
Municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities	0	7,667	16	7,683
Sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions	0	6,038	25	6,063
Other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions	0	1,420	0	1,420
Other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities	1,300	6	3	1,309
Other assets:
Foreign currency swaps	0	365	125	490
Foreign currency forwards	0	672	0	672
Foreign currency options	0	43	0	43
Credit default swaps	0	0	2	2
Total other assets	0	1,080	127	1,207
Other investments	276	0	0	276
Cash and cash equivalents	4,859	0	0	4,859
Total assets	$31,822	$50,853	$369	$83,044
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$84	$146	$230
Foreign currency forwards	0	1,717	0	1,717
Foreign currency options	0	51	0	51
Total liabilities	$0	$1,852	$146	$1,998

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$21,331	$26,491	$0	$0	$26,491
Municipalities	357	0	462	0	462
Mortgage and asset-backed securities	26	0	8	19	27
Public utilities	3,300	0	3,698	0	3,698
Sovereign and supranational	1,523	0	1,835	0	1,835
Banks/financial institutions	2,206	0	2,387	0	2,387
Other corporate	2,687	0	3,172	0	3,172
Other investments (1)	3,017	0	15	2,987	3,002
Total assets	$34,447	$26,491	$11,577	$3,006	$41,074
Liabilities:
Other policyholders’ funds	$6,939	$0	$0	$6,841	$6,841
Notes payable (excluding capital leases)	5,267	0	5,288	265	5,553
Total liabilities	$12,206	$0	$5,288	$7,106	$12,394
(1) Excludes policy loans of $210 and equity method investments of $118, at carrying value

		2016
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies	$20,702	$26,040	$0	$0	$26,040
Municipalities	350	0	457	0	457
Mortgage and asset-backed securities	30	0	10	22	32
Public utilities	3,201	0	3,536	0	3,536
Sovereign and supranational	2,602	0	2,877	0	2,877
Banks/financial institutions	3,731	0	3,900	0	3,900
Other corporate	2,734	0	3,179	0	3,179
Other investments	1,174	0	0	1,142	1,142
Total assets	$34,524	$26,040	$13,959	$1,164	$41,163
Liabilities:
Other policyholders’ funds	$6,659	$0	$0	$6,540	$6,540
Notes payable (excluding capital leases)	5,339	0	0	5,530	5,530
Total liabilities	$11,998	$0	$0	$12,070	$12,070

Fair Value of Financial Instruments

Fixed maturities, perpetual securities, and equity securities

The Company determines the fair values of fixed-maturity securities, perpetual securities, and public and privately issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets) and non-binding price quotes the Company obtains from outside brokers.

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

The pricing data and market quotes the Company obtains from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. The Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

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

The following tables present the pricing sources for the fair values of the Company's fixed maturities, perpetual securities, and equity securities as of December 31.

	2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$30,109	$1,121	$0	$31,230
Total government and agencies	30,109	1,121	0	31,230
Municipalities:
Third party pricing vendor	0	1,370	0	1,370
Total municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities:
Third party pricing vendor	0	269	0	269
Broker/other	0	0	175	175
Total mortgage- and asset-backed securities	0	269	175	444
Public utilities:
Third party pricing vendor	0	7,886	0	7,886
Broker/other	0	0	68	68
Total public utilities	0	7,886	68	7,954
Sovereign and supranational:
Third party pricing vendor	0	1,807	0	1,807
Broker/other	0	102	0	102
Total sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions:
Third party pricing vendor	0	7,352	0	7,352
Broker/other	0	0	25	25
Total banks/financial institutions	0	7,352	25	7,377
Other corporate:
Third party pricing vendor	0	32,094	0	32,094
Broker/other	0	0	146	146
Total other corporate	0	32,094	146	32,240
Total fixed maturities	30,109	52,001	414	82,524
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,556	0	1,556
Total banks/financial institutions	0	1,556	0	1,556
Other corporate:
Third party pricing vendor	0	233	0	233
Total other corporate	0	233	0	233
Total perpetual securities	0	1,789	0	1,789
Equity securities:
Third party pricing vendor	1,001	6	0	1,007
Broker/other	0	0	16	16
Total equity securities	1,001	6	16	1,023
Total securities available for sale	$31,110	$53,796	$430	$85,336

	2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,491	$0	$0	$26,491
Total government and agencies	26,491	0	0	26,491
Municipalities:
Third party pricing vendor	0	462	0	462
Total municipalities	0	462	0	462
Mortgage- and asset-backed securities:
Third party pricing vendor	0	8	0	8
Broker/other	0	0	19	19
Total mortgage- and asset-backed securities	0	8	19	27
Public utilities:
Third party pricing vendor	0	3,698	0	3,698
Total public utilities	0	3,698	0	3,698
Sovereign and supranational:
Third party pricing vendor	0	1,835	0	1,835
Total sovereign and supranational	0	1,835	0	1,835
Banks/financial institutions:
Third party pricing vendor	0	2,387	0	2,387
Total banks/financial institutions	0	2,387	0	2,387
Other corporate:
Third party pricing vendor	0	3,172	0	3,172
Total other corporate	0	3,172	0	3,172
Total securities held to maturity	$26,491	$11,562	$19	$38,072

	2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$25,387	$827	$0	$26,214
Total government and agencies	25,387	827	0	26,214
Municipalities:
Third party pricing vendor	0	1,295	0	1,295
Total municipalities	0	1,295	0	1,295
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,139	0	1,139
Broker/other	0	0	198	198
Total mortgage- and asset-backed securities	0	1,139	198	1,337
Public utilities:
Third party pricing vendor	0	7,667	0	7,667
Broker/other	0	0	16	16
Total public utilities	0	7,667	16	7,683
Sovereign and supranational:
Third party pricing vendor	0	1,469	0	1,469
Total sovereign and supranational	0	1,469	0	1,469
Banks/financial institutions:
Third party pricing vendor	0	6,038	0	6,038
Broker/other	0	0	25	25
Total banks/financial institutions	0	6,038	25	6,063
Other corporate:
Third party pricing vendor	0	29,699	0	29,699
Total other corporate	0	29,699	0	29,699
Total fixed maturities	25,387	48,134	239	73,760
Perpetual securities:
Banks/financial institutions:
Third party pricing vendor	0	1,420	0	1,420
Total banks/financial institutions	0	1,420	0	1,420
Other corporate:
Third party pricing vendor	0	213	0	213
Total other corporate	0	213	0	213
Total perpetual securities	0	1,633	0	1,633
Equity securities:
Third party pricing vendor	1,300	6	0	1,306
Broker/other	0	0	3	3
Total equity securities	1,300	6	3	1,309
Total securities available for sale	$26,687	$49,773	$242	$76,702

	2016
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Government and agencies:
Third party pricing vendor	$26,040	$0	$0	$26,040
Total government and agencies	26,040	0	0	26,040
Municipalities:
Third party pricing vendor	0	457	0	457
Total municipalities	0	457	0	457
Mortgage- and asset-backed securities:
Third party pricing vendor	0	10	0	10
Broker/other	0	0	22	22
Total mortgage- and asset-backed securities	0	10	22	32
Public utilities:
Third party pricing vendor	0	3,536	0	3,536
Total public utilities	0	3,536	0	3,536
Sovereign and supranational:
Third party pricing vendor	0	2,877	0	2,877
Total sovereign and supranational	0	2,877	0	2,877
Banks/financial institutions:
Third party pricing vendor	0	3,900	0	3,900
Total banks/financial institutions	0	3,900	0	3,900
Other corporate:
Third party pricing vendor	0	3,179	0	3,179
Total other corporate	0	3,179	0	3,179
Total securities held to maturity	$26,040	$13,959	$22	$40,021

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

Other investments

Other investments where fair value is disclosed above include short-term investments and loan receivables. Loan receivables include transitional real estate loans, commercial mortgage loans, and middle market loans. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or London Interbank Offered Rate (LIBOR) yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. These spreads are provided by the applicable asset managers based on their knowledge of the current loan pricing environment and market conditions. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy.

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis for the years ended December 31, 2017 and 2016, respectively.

The following tables present the changes in fair value of the Company's available-for-sale investments and derivatives classified as Level 3 as of December 31.

2017
	Fixed Maturities						Equity Securities		Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate				Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16		$25	$0		$3		$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0		0	0		0		43	(1)	42
Unrealized gains (losses) included in other comprehensive income (loss)	3	0		0	2		0		0	0	5
Purchases, issuances, sales and settlements:
Purchases	0	76		0	122		16		0	0	214
Issuances	0	0		0	0		0		0	0	0
Sales	0	0		0	(2)		(1)		0	0	(3)
Settlements	(26)	0		0	0		0		0	0	(26)
Transfers into Level 3	0	0		0	24	(2)	0		0	0	24
Transfers out of Level 3	0	(24)	(2)	0	0		(2)	(3)	0	0	(26)
Balance, end of period	$175	$68		$25	$146		$16		$22	$1	$453
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0		$0	$0		$0		$43	$(1)	$42
(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change
(3) Transfer due to change in accounting method

2016
	Fixed Maturities				Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$220	$0	$26	$0	$3	$(192)	$1	$58
Realized investment gains (losses) included in earnings	0	0	0	0	0	194	1	195
Unrealized gains (losses) included in other comprehensive income (loss)	38	0	(1)	0	0	(22)	0	15
Purchases, issuances, sales and settlements:
Purchases	0	16	0	0	0	0	0	16
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(60)	0	0	0	0	(1)	0	(61)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$198	$16	$25	$0	$3	$(21)	$2	$223
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$194	$1	$195
(1) Derivative assets and liabilities are presented net

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 available-for-sale investments and derivatives as of December 31. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$175	Consensus pricing	Offered quotes	N/A	(c)
Public utilities	68	Discounted cash flow	Credit spreads	N/A	(c)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(c)
Other corporate	146	Discounted cash flow	Credit spreads	N/A	(d)
Equity securities	16	Net asset value	Offered quotes	N/A	(c)
Other assets:
Foreign currency swaps	80	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
			CDS spreads	9 - 90 bps
	70	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
Credit default swaps	1	Discounted cash flow	Base correlation	46.33% - 49.65%	(d)
			CDS spreads	25 bps
			Recovery rate	37.24%
Total assets	$581
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps
(c) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(d) Range of base correlation for the Company's bespoke tranche for attachment and detachment points corresponding to market indices

2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Other liabilities:
Foreign currency swaps	120	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
			CDS spreads	13 - 157 bps
	8	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
Total liabilities	$128
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

2016
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturities:
Mortgage- and asset-backed securities	$198	Consensus pricing	Offered quotes	N/A	(d)
Public utilities	16	Discounted cash flow	Historical volatility	N/A	(d)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(d)
Equity securities	3	Net asset value	Offered quotes	$1-$701 ($8)
Other assets:
Foreign currency swaps	16	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	17 - 172 bps
			Foreign exchange rates	21.47%	(c)
	29	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			CDS spreads	16 - 88 bps
	80	Discounted cash flow	Interest rates (USD)	2.34% - 2.59%	(a)
			Interest rates (JPY)	.22% - .80%	(b)
			Foreign exchange rates	21.47%	(c)
Credit default swaps	2	Discounted cash flow	Base correlation	52.18% - 56.07%	(e)
			CDS spreads	54 bps
			Recovery rate	36.69%
Total assets	$369
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4.

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.5 billion in 2017, compared with $1.4 billion in 2016 and $1.3 billion in 2015. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2017		2016
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$5,765	$3,228	$5,370	$3,141
Capitalization	839	629	864	583
Amortization	(630)	(502)	(644)	(497)
Foreign currency translation and other	176	0	175	1
Balance, end of year	$6,150	$3,355	$5,765	$3,228
Commissions deferred as a percentage of total acquisition costs deferred were 72% in 2017, compared with 74% in 2016 and 2015.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 56% in 2017, compared with 53% in 2016 and 52% in 2015. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2017	2016	2015
Advertising expense:
Aflac Japan	$100	$100	$82
Aflac U.S.	110	124	129
Total advertising expense	$210	$224	$211

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2017	2016	2015
Depreciation expense	$50	$48	$44
Other amortization expense	3	6	6
Total depreciation and other amortization expense	$53	$54	$50

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2017	2016	2015
Lease and rental expense:
Aflac Japan	$52	$53	$46
Aflac U.S.	21	21	18
Other	2	1	1
Total lease and rental expense	$75	$75	$65

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 83%, 4%, 6% and 7% of total policy liabilities at December 31, 2017, respectively. The Company regularly reviews the adequacy of its policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

		Liability Amounts				Interest Rates
(In millions)	Policy Issue Year	2017		2016		Year of Issue	In 20 Years
Health insurance:
Japan:	1992 - 2017	$10,167		$8,912		1.0 - 2.5%	1.0 - 2.5%
	1974 - 2013	1,133		1,118		2.7 - 2.75	2.25 - 2.75
	1998 - 2017	12,386		11,687		3.0	3.0
	1997 - 1999	2,454		2,485		3.5	3.5
	1994 - 1996	3,046		3,069		4.0 - 4.5	4.0 - 4.5
	1987 - 1994	14,829		14,372		5.5	5.5
	1985 - 1991	1,816		1,871		5.25 - 6.75	5.25 - 5.5
	1978 - 1984	2,037		2,134		6.5	5.5

U.S.:	2013 - 2017	82		75		3.0	3.0
	2012 - 2017	1,366		1,062		3.75	3.75
	2011	343		319		4.75	4.75
	2005 - 2010	2,944		3,004		5.5	5.5
	1988 - 2004	656		669		8.0	6.0
	1986 - 2004	1,296		1,265		6.0	6.0
	1981 - 1986	159		166		6.5 - 7.0	5.5 - 6.5
	1998 - 2004	1,310		1,295		7.0	7.0
	Other	18		19

Intercompany eliminations:	2015	(609)	(1)	(630)	(1)	2.0	2.0

Life insurance:
Japan:	2001 - 2017	8,850		7,255		1.0 - 1.85	1.0 - 1.85
	2011 - 2017	4,763		4,151		2.0	2.0
	2009 - 2011	3,393		2,861		2.25	2.25
	1992 - 2006	5		5		2.19	1.55
	2005 - 2011	1,642		1,488		2.5	2.5
	1985 - 2006	2,048		2,007		2.7	2.25
	2007 - 2011	1,319		1,220		2.75	2.75
	1999 - 2011	2,189		2,102		3.0	3.0
	1996 - 2009	675		657		3.5	3.5
	1994 - 1996	908		897		4.0 - 4.5	4.0 - 4.5

U.S.:	1956 - 2017	632		571		3.5 - 6.0	3.5 - 6.0
Total		$81,857		$76,106
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.4% in 2017, compared with 3.5% in 2016 and 3.6% in 2015; and for U.S. policies, 5.4% in 2017, compared with 5.5% in 2016 and 5.6% in 2015.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2017	2016	2015
Unpaid supplemental health claims, beginning of period	$3,707	$3,548	$3,412
Less reinsurance recoverables	27	26	7
Net balance, beginning of period	3,680	3,522	3,405
Add claims incurred during the period related to:
Current year	6,979	7,037	6,416
Prior years	(518)	(465)	(353)
Total incurred	6,461	6,572	6,063
Less claims paid during the period on claims incurred during:
Current year	4,530	4,613	4,227
Prior years	1,822	1,865	1,718
Total paid	6,352	6,478	5,945
Effect of foreign exchange rate changes on unpaid claims	65	64	(1)
Net balance, end of period	3,854	3,680	3,522
Add reinsurance recoverables	30	27	26
Unpaid supplemental health claims, end of period	3,884	3,707	3,548
Unpaid life claims, end of period	508	338	254
Total liability for unpaid policy claims	$4,392	$4,045	$3,802

Total incurred claims decreased from 2016 to 2017 largely due to the weakening of the yen. Excluding the impact of foreign exchange rates, total incurred claims increased due to normal increases in inforce and policyholder aging. The favorable claims development of $518 million for 2017 comprises approximately $383 million from Japan, which represents approximately 74% of the total. Excluding the impact of foreign exchange of a loss of approximately $18 million from December 31, 2016 to December 31, 2017, the favorable claims development in Japan would have been approximately $400 million, representing approximately 77% of the total.

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

As of December 31, 2017 and 2016, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. These advanced premiums represented 73% of the December 31, 2017 and 76% of the December 31, 2016 unearned premiums balances.

As of December 31, 2017 and 2016, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums. These annuities represented 98% at both December 31, 2017 and December 31, 2016 of other policyholders' funds liability.

8. REINSURANCE

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

Effective March 31, 2015, the Company entered into a coinsurance transaction whereby it ceded 30.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business. The Company has an agreement for a $90 million letter of credit as collateral for this reinsurance transaction (see Note 13 for additional information). Effective April 1, 2015, the Company entered into a retrocession coinsurance transaction whereby it assumed 27.0% of the sickness hospital benefit of one of Aflac Japan’s closed in-force blocks of business through its subsidiary CAIC.

Effective October 1, 2014 and September 30, 2013, the Company entered into coinsurance reinsurance transactions whereby it ceded 16.7% and 33.3%, respectively, of the hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business. Effective December 31, 2014, the Company entered into a retrocession coinsurance reinsurance transaction whereby it assumed 8.35% of the reinsured hospital benefit of one of Aflac Japan’s closed medical in-force blocks of business through its subsidiary CAIC.

For its reinsurance transactions to date, the Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $954 million, as of December 31, 2017, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $908 million and $860 million as of December 31, 2017 and 2016, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 3% and ceded reserves increased approximately 2% from December 31, 2016, to December 31, 2017.
The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance for the years ended December 31.

(In millions)	2017	2016
Direct premium income	$18,875	$19,592
Ceded to other companies:
Ceded Aflac Japan closed blocks	(515)	(560)
Other	(51)	(48)
Assumed from other companies:
Retrocession activities	216	234
Other	6	7
Net premium income	$18,531	$19,225

Direct benefits and claims	$12,486	$13,240
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(473)	(509)
Eliminations	51	58
Other	(44)	(38)
Assumed from other companies:
Retrocession activities	209	222
Eliminations	(51)	(58)
Other	3	4
Benefits and claims, net	$12,181	$12,919

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement was renewed in 2017 and is effective until December 31, 2018. There are also additional commitment periods of a one-year duration each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2017, the Company had not executed a reinsurance treaty under this committed reinsurance facility.
9. NOTES PAYABLE
A summary of notes payable as of December 31 follows:

(In millions)	2017		2016
2.65% senior notes paid February 2017	$0		$649
2.40% senior notes due March 2020	548		547
4.00% senior notes due February 2022	348		348
3.625% senior notes due June 2023	697		696
3.625% senior notes due November 2024	745		745
3.25% senior notes due March 2025	446		445
2.875% senior notes due October 2026	297		298
6.90% senior notes due December 2039	220		220
6.45% senior notes due August 2040	254		254
4.00% senior notes due October 2046	394		394
5.50% subordinated debentures due September 2052	0	(1)	486
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	528		0
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	526		0
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2017 and .31% in 2016, principal amount 5.0 billion yen)	44		43
Variable interest rate loan due September 2023 (.47% in 2017 and .46% in 2016, principal amount 25.0 billion yen)	220		214
Capitalized lease obligations payable through 2024	22		21
Total notes payable	$5,289		$5,360
(1) Redeemed in November 2017
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In October 2017, the Parent Company issued 60.0 billion yen of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of the interest of the debentures will be reset every five years at a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semi-annually in arrears and have a 30-year maturity. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) on or after October 23, 2027, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption.

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

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bears interest at a fixed rate of 2.40% per annum, payable semi-annually, and has a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a 10-year maturity. The Parent Company has entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, the Parent Company economically converted its $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and the Parent Company economically converted its $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen.

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a 10-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. The Parent Company entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into the swaps, the Parent Company economically converted its $750 million liability into an 85.3 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.00% in yen.

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and have a 10-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. The Parent Company had entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into these swaps, the Parent Company economically converted its $700 million liability into a 69.8 billion yen liability and reduced the interest rate on this debt from 3.625% in dollars to 1.50% in yen.

In September 2012, the Parent Company issued $450 million of subordinated debentures through a U.S. public debt offering. The debentures bore interest at a fixed rate of 5.50% per annum, payable quarterly, and had a 40-year maturity. The Parent Company had entered into cross-currency interest rate swaps to convert the U.S. dollar-denominated principal and interest on the subordinated debentures it issued into yen-denominated obligations. By entering into these swaps, the Parent Company economically converted its $450 million liability into a 35.3 billion yen liability and reduced the interest rate on this debt from 5.50% in dollars to 4.41% in yen. The swaps expired after the initial five-year non-callable period for the debentures. In October 2012, the underwriters exercised their option, pursuant to the underwriting agreement, to purchase an additional $50 million principal amount of the debentures discussed above. The Parent Company had entered into a cross-currency interest rate swap to economically convert this $50 million liability into a 3.9 billion yen liability and reduce the interest rate from 5.50% in dollars to 4.42% in yen. The swap expired after the initial five-year non-

callable period for the debentures. In November 2017, the Parent Company used a portion of net proceeds from the October 2017 issuance of its subordinated debentures to redeem $500 million of the Parent Company's 5.50% subordinated debentures due 2052. The pretax expense due to the early redemption of these notes was $13 million.

In February 2012, the Parent Company issued two series of senior notes totaling $750 million through a U.S. public debt offering. The first series, which totaled $400 million, bears interest at a fixed rate of 2.65% per annum, payable semiannually, and had a five-year maturity. The second series, which totaled $350 million, bears interest at a fixed rate of 4.00% per annum, payable semiannually, and has a 10-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. The Parent Company entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into these swaps, the Parent Company economically converted its $400 million liability into a 30.9 billion yen liability and reduced the interest rate on this debt from 2.65% in dollars to 1.22% in yen. The Parent Company also economically converted its $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen. In July 2012, the Parent Company issued $250 million of senior notes that are an addition to the original first series of senior notes issued in February 2012. These notes had a five-year maturity and a fixed rate of 2.65% per annum, payable semiannually. In February 2017, the Parent Company extinguished $650 million of the 2.65% senior notes upon their maturity.

In 2010 and 2009, the Parent Company issued senior notes through U.S. public debt offerings; the details of these notes are as follows. In August 2010, the Parent Company issued $450 million of senior notes that have a 30-year maturity. In December 2009, the Parent Company issued $400 million of senior notes that have a 30-year maturity. These senior notes pay interest semiannually and are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. In December 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due 2039 and $193 million principal of its 6.45% senior notes due 2040. The pretax loss due to the early redemption of these notes was $137 million.

For the Company's yen-denominated notes and loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. The Company has designated the majority of its yen-denominated notes payable as a nonderivative hedge of the foreign currency exposure of the Company's investment in Aflac Japan.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2017, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2018	$0	$8	$8
2019	0	7	7
2020	550	3	553
2021	44	2	46
2022	350	1	351
Thereafter	4,364	1	4,365
Total	$5,308	$22	$5,330

A summary of the Company's lines of credit as of December 31, 2017 follows:

Borrower	Type	Original Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	November 30, 2018	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	3 years	March 31, 2019, or the date commitments are terminated pursuant to an event of default	100.0 billion yen	0.0 billion yen
A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period
							No later than March 31, 2019	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	September 18, 2020, or the date commitments are terminated pursuant to an event of default	55.0 billion yen, or the equivalent amount in U.S. dollars	0.0 billion yen
A rate per annum equal to, at the Company's option, either, (a) London Interbank Offered Rate (LIBOR) adjusted for certain costs or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin
							No later than September 18, 2020	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million
A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2018	$250 million	$65 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2018	37.5 billion yen	0.0 billion yen	Three-month TIBOR plus 80 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement

The Parent Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2017. No events of default or defaults occurred during 2017 and 2016.

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2017:
Current	$722	$(91)	$631
Deferred	(24)	(1,193)	(1,217)
Total income tax expense	$698	$(1,284)	$(586)
2016:
Current	$650	$234	$884
Deferred	136	388	524
Total income tax expense	$786	$622	$1,408
2015:
Current	$1,063	$225	$1,288
Deferred	42	(1)	41
Total income tax expense	$1,105	$224	$1,329

The Japan income tax rate for the fiscal year 2015 was 30.8%. The rate was reduced to 28.8% for the fiscal year 2016 and 28.2% for the fiscal year 2017.

For the United States, the Tax Cuts and Jobs Act (Tax Act) was signed into law on December 22, 2017. Effective January 1, 2018, the Tax Act imposes a broad number of changes in tax law, including the permanent reduction of the U.S. federal statutory corporate income tax rate from 35% to 21%.
At December 22, 2017, prior to accounting for the effects of the Tax Act, the Company calculated a reasonable estimate of its deferred tax assets (DTA) to equal $6.2 billion and deferred tax liabilities (DTL) to equal $12.7 billion, resulting in a net deferred tax liability of $6.5 billion. Based on the value of its deferred assets and liabilities as of the December 22, 2017, enactment date, the Company has evaluated the effects of the Tax Act and has concluded that the reduction in the U.S. federal statutory corporate income tax rate from 35% to 21% will necessitate revaluation of its deferred tax assets and liabilities.
The Company expects to complete its accounting for the effects of the Tax Act over the measurement period of up to one year from the enactment date, as permitted by SEC Staff Accounting Bulletin No. 118 (SAB 118). As of the enactment date, the Company has determined a reasonable estimate of income tax effects of the Tax Act. The Company’s current estimated provisional amounts for its deferred taxes, including related valuation allowance, result in a reduction of its DTA by approximately $1.0 billion and its DTL by $2.9 billion, for a net DTL reduction of approximately $1.9 billion. The Company believes that these amounts represent reasonable estimates in accordance with SAB 118. The provisions of ASC 740-10, Income Taxes, require that the effects of changes in tax law on deferred taxes be recognized as a component of the income tax provision in the period the tax rate change was enacted. Therefore, the $1.9 billion provisional amount of net DTL reduction has been recorded in the fourth quarter of 2017 as a reduction in the “Income tax expense, Deferred” line item of the Company’s consolidated statement of earnings.
The following includes an overview of the existing current and deferred balances for which calculation of income tax effects of the Tax Act has not been completed:
Japan deferred tax balances: The Tax Act reduces the tax rate to 21%, effective January 1, 2018. Prior to the reduction in rate, the Japan deferred tax balances were completely offset by an anticipatory foreign tax credit. As a result of the rate reduction, the Japan deferred tax balance will no longer be offset by an anticipatory foreign tax credit as all of the foreign tax credits will be used to offset the U.S. deferred tax balance of the Aflac Japan branch.

The Company has not yet completed its analysis of the components of the Japan tax computation, including a complete validation of the Aflac Japan tax basis. Additional time is needed to collect, analyze, and validate the detailed data underlying the deferred tax amounts in the Aflac Japan branch. The Company has currently recorded a provisional amount of $4.5 billion of net DTL related to this item.

Valuation allowances: The Company must assess whether its valuation allowance analyses are impacted by various aspects of the Tax Act with a primary focus on any unused anticipatory foreign tax credits. As the Company has recorded provisional amounts related to the Japan deferred tax balances, any corresponding determination of the need for or change in a valuation allowance is also provisional. The Company has recorded a provisional valuation allowance of $.7 billion against its anticipatory foreign tax credit asset.

The impact of the Tax Act may differ, possibly materially, from the recorded provisional amounts.

As noted above, the provisions of ASC 740-10, Income Taxes, require that the effects of changes in tax law on deferred taxes be recognized as a component of the income tax provision in the period the tax rate change was enacted, even if the deferred taxes are related to items recorded in accumulated other comprehensive income (AOCI). This results in the misalignment between deferred taxes (reflected, net of allowance, at the newly enacted income tax rates) and the corresponding effects of the deferred amounts in AOCI, which are not subject to revaluation as of the enactment date. Therefore, the deferred tax amounts recorded through AOCI and existing at the enactment date of the Tax Act continue to be reflected at the tax rates effective immediately prior to the enactment date, and the amounts recorded in the period between the enactment date and the end of 2017 are reflected at the new rates pursuant to the Tax Act.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 35% to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2017	2016	2015
Income taxes based on U.S. statutory rates	$1,406	$1,424	$1,352
Write-down of U.S. deferred tax liabilities for tax reform change	(1,933)	0	0
Utilization of foreign tax credit	(27)	(30)	(27)
Nondeductible expenses	10	8	3
Other, net	(42)	6	1
Income tax expense	$(586)	$1,408	$1,329

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2017	2016	2015
Statements of earnings	$(586)	$1,408	$1,329
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	52	70	16
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	575	962	(931)
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	1	18	21
Unrealized gains (losses) on derivatives during period	0	1	0
Pension liability adjustment during period	3	(16)	(7)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	631	1,035	(901)
Additional paid-in capital (exercise of stock options)	0	(10)	4
Total income taxes	$45	$2,433	$432

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2017	2016
Deferred income tax liabilities:
Deferred policy acquisition costs	$3,285	$4,065
Unrealized gains and other basis differences on investment securities	2,882	3,056
Premiums receivable	104	130
Policy benefit reserves	3,557	3,303
Total deferred income tax liabilities	9,828	10,554
Deferred income tax assets:
Unfunded retirement benefits	8	13
Other accrued expenses	141	39
Policy and contract claims	870	792
Foreign currency loss on Japan branch	67	185
Deferred compensation	155	243
Capital loss carryforwards	0	3
Depreciation	114	88
Anticipatory foreign tax credit	4,504	4,028
Other	57	107
Total deferred income tax assets before valuation allowance	5,916	5,498
Valuation allowance	(657)	0
Total deferred income tax assets after valuation allowance	5,259	5,498
Net deferred income tax liability	4,569	5,056
Current income tax liability	176	331
Total income tax liability	$4,745	$5,387
The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. As noted above, the Company has determined a $.7 billion valuation allowance against its anticipatory foreign tax credit is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan deferred tax liabilities in the future. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that, notwithstanding the anticipatory foreign tax credit, it is more likely than not that all other deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, there were no unused operating loss carryforwards available to offset against future taxable income. The Company has no capital loss carryforwards available to offset capital gains.

The Company files federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. The Company is currently under audit by the State of Illinois for tax years 2006-2012. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2014 are no longer subject to examination. Japan corporate income tax returns for years before 2016 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2017	2016
Balance, beginning of year	$294	$264
Additions for tax positions of prior years	0	33
Reductions for tax positions of prior years	(280)	(3)
Balance, end of year	$14	$294

Included in the balance of the liability for unrecognized tax benefits at December 31, 2017, are $13 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $293 million at December 31, 2016. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $1 million as of December 31, 2017, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $1 million in interest and penalties in 2017, compared with $13 million in 2016 and $11 million in 2015. The Company has accrued approximately $2 million for the payment of interest and penalties as of December 31, 2017, compared with $26 million a year ago.

As of December 31, 2017, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.	SHAREHOLDERS' EQUITY
The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2017	2016	2015
Common stock - issued:
Balance, beginning of period	671,249	669,723	668,132
Exercise of stock options and issuance of restricted shares	1,632	1,526	1,591
Balance, end of period	672,881	671,249	669,723
Treasury stock:
Balance, beginning of period	265,439	245,343	225,687
Purchases of treasury stock:
Open market	17,755	21,618	21,179
Other	509	330	247
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(891)	(1,064)	(1,209)
Exercise of stock options	(367)	(683)	(465)
Other	(19)	(105)	(96)
Balance, end of period	282,426	265,439	245,343
Shares outstanding, end of period	390,455	405,810	424,380
Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2017	2016	2015
Anti-dilutive share-based awards	255	911	1,862
The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2017	2016	2015
Weighted-average outstanding shares used for calculating basic EPS	396,021	411,471	430,654
Dilutive effect of share-based awards	2,909	2,450	2,518
Weighted-average outstanding shares used for calculating diluted EPS	398,930	413,921	433,172

Share Repurchase Program: During 2017, the Company repurchased 17.8 million shares of its common stock in the open market, compared with 21.6 million shares in 2016 and 21.2 million shares in 2015. In August 2017, the Company's board of directors authorized the purchase of an additional 40 million shares of its common stock. As of December 31, 2017, a remaining balance of 49.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Voting Rights: In accordance with the Parent Company's articles of incorporation, shares of common stock are generally entitled to one vote per share until they have been held by the same beneficial owner for a continuous period of 48 months, at which time they become entitled to 10 votes per share.
Reclassifications from Accumulated Other Comprehensive Income
The tables below are reconciliations of accumulated other comprehensive income by component for the years ended December 31.

Changes in Accumulated Other Comprehensive Income

2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
Other comprehensive income (loss) before reclassification	233	1,158	1	(6)	1,386
Amounts reclassified from accumulated other comprehensive income (loss)	0	1	0	11	12
Net current-period other comprehensive income (loss)	233	1,159	1	5	1,398
Balance, end of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
All amounts in the table above are net of tax.

2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	213	1,854	2	(32)	2,037
Amounts reclassified from accumulated other comprehensive income (loss)	0	(35)	0	3	(32)
Net current-period other comprehensive income (loss)	213	1,819	2	(29)	2,005
Balance, end of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
All amounts in the table above are net of tax.

2015
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,541)	$4,672	$(26)	$(126)	$1,979
Other comprehensive income (loss) before reclassification	345	(1,646)	0	(13)	(1,314)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(40)	0	0	(40)
Net current-period other comprehensive income (loss)	345	(1,686)	0	(13)	(1,354)
Balance, end of period	$(2,196)	$2,986	$(26)	$(139)	$625
All amounts in the table above are net of tax.
The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$27	Sales and redemptions
	(29)	Other-than-temporary impairment losses realized
	(2)	Total before tax
	1	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(17)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	6	Tax (expense) or benefit(1)
	$(11)	Net of tax
Total reclassifications for the period	$(12)	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 14 for additional details).

(In millions)	2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$136	Sales and redemptions
	(83)	Other-than-temporary impairment losses realized
	53	Total before tax
	(18)	Tax (expense) or benefit(1)
	$35	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	11	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$32	Net of tax
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

12. SHARE-BASED COMPENSATION
As of December 31, 2017, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the "Plan"). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.
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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of December 31, 2017, approximately 20.6 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2017, the only performance-based awards issued and outstanding were restricted stock awards.

Stock options and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. Time-based restricted stock awards, restricted stock units and stock options granted after January 1, 2017 generally vest on a ratable basis over three years, and awards granted prior to the amendment vest on a three-year cliff basis. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.
Summary of Share-Based Compensation Expense

Share-based compensation expense consists primarily of expenses for stock options, restricted stock awards (including performance based restricted stock awards), and restricted stock units granted to employees.
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2017	2016	2015
Impact on earnings from continuing operations	$51	$68	$39
Impact on earnings before income taxes	51	68	39
Impact on net earnings	35	46	27
Impact on net earnings per share:
Basic	$.09	$.11	$.06
Diluted	.09	.11	.06

Stock Options
The following table summarizes stock option activity under the the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2014	9,307	$48.84
Granted in 2015	855	61.47
Canceled in 2015	(231)	55.70
Exercised in 2015	(2,013)	45.15
Outstanding at December 31, 2015	7,918	50.94
Granted in 2016	664	61.39
Canceled in 2016	(181)	55.63
Exercised in 2016	(2,061)	48.91
Outstanding at December 31, 2016	6,340	52.56
Granted in 2017	313	71.60
Canceled in 2017	(118)	49.90
Exercised in 2017	(2,883)	60.22
Outstanding at December 31, 2017	3,652	$56.05

(In thousands of shares)	2017	2016	2015
Shares exercisable, end of year	2,104	4,493	6,085

The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $15.28 per share for 2017, compared with $12.70 for 2016 and $9.46 in 2015. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2017	2016	2015
Expected term (years)	5.9	6.4	6.3
Expected volatility	26.0%	27.0%	20.0%
Annual forfeiture rate	3.4	3.2	2.8
Risk-free interest rate	2.5	2.2	2.0
Dividend yield	2.5	2.9	2.7

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$22.13	-	$48.56	823	2.5	$38.56	823	$38.56
49.50	-	57.93	1,034	5.5	55.64	608	54.04
58.08	-	61.81	748	5.5	61.29	234	61.22
61.95	-	71.04	944	7.4	65.69	439	63.06
71.84	-	87.71	103	9.0	73.53	0	0.00
$22.13	-	$87.71	3,652	5.4	$56.05	2,104	$50.67

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $87.78 as of December 31, 2017, for those awards that have an exercise price currently below the closing price. As of December 31, 2017, the aggregate intrinsic value of stock options outstanding was $116 million, with a weighted-average remaining term of 5.4 years. The total number of in-the-money stock options exercisable as of December 31, 2017, was 2 million. The aggregate intrinsic value of stock options exercisable at that same date was $78 million, with a weighted-average remaining term of 3.6 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2017	2016	2015
Total intrinsic value of options exercised	$87	$41	$36
Cash received from options exercised	58	68	68
Tax benefit realized as a result of options exercised and restricted stock releases	74	45	25
Performance Restricted Stock Awards

Under the Plan, the Company grants selected executive officers performance restricted stock awards (PBRS) each February whose vesting is contingent upon meeting various performance goals. PBRS are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In February

2017, the Company granted 253 thousand performance-based stock awards, which are contingent on the achievement of Company financial performance metrics and market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on a risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage payout estimate is updated each quarter. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0% to 200% percent of the initial number of PBRS issued, with the potential for no award if company performance goals are not achieved during the three-year period. PBRS subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, the Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Key assumptions used to value PBRS granted during 2017 follows:

(In millions)	2017
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	16.59%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	1.56%
Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2014	1,880	$54.33
Granted in 2015	638	61.51
Canceled in 2015	(145)	57.52
Vested in 2015	(558)	48.41
Restricted stock at December 31, 2015	1,815	58.42
Granted in 2016	878	61.68
Canceled in 2016	(76)	60.65
Vested in 2016	(749)	53.68
Restricted stock at December 31, 2016	1,868	61.76
Granted in 2017	559	72.95
Canceled in 2017	(101)	64.45
Vested in 2017	(509)	62.17
Restricted stock at December 31, 2017	1,817	$64.80

As of December 31, 2017, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $32 million, of which $12 million (377 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.0 years. There are no other contractual terms covering restricted stock awards once vested.

13. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to state insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

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

•
Aflac entered into a reinsurance agreement effective March 31, 2015 with a then unauthorized reinsurer. The effective date of this agreement predated the effective date of Nebraska's Amended Credit for Reinsurance statute (44-416) allowing certified reinsurers and also predated the subsequent approval of the agreement's assuming reinsurer as a Certified Reinsurer, which occurred on August 30, 2015 and December 24, 2015, respectively. Aflac has obtained a permitted practice to recognize this treaty and counterparty as a Certified Reinsurer for the purpose of determining the collateral required to receive reinsurance reserve credit.

A reconciliation of Aflac's capital and surplus between SAP and practices permitted by the state of Nebraska is shown below:

(In millions)	2017	2016
Capital and surplus, Nebraska state basis	$11,001	$11,221
State Permitted Practice:
Refundable lease deposits – Japan	(43)	(40)
Reinsurance - Japan	(818)	(764)
Capital and surplus, NAIC basis	$10,140	$10,417
As of December 31, 2017, Aflac's capital and surplus significantly exceeded the required company action level capital and surplus of $1.4 billion. As determined on a U.S. statutory accounting basis, Aflac's net income was $2.6 billion in 2017, $2.8 billion in 2016 and $2.3 billion in 2015.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of the Japan branch, based on Japanese regulatory accounting practices, was $6.7 billion at December 31, 2017, compared with $5.6 billion at December 31, 2016. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM).

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of the Company's insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiary may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. The Company's insurance subsidiary must maintain adequate risk-based capital for U.S. regulatory authorities and its Japan branch must maintain adequate solvency margins for Japanese regulatory authorities. Additionally, the maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2018 in excess of $2.6 billion would require such approval. Aflac declared dividends of $2.6 billion during 2017.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2017	2016	2015	2017	2016	2015
Profit repatriation	$1,150	$1,286	$2,139	129.3	138.5	259.0

The Company entered into foreign exchange forwards and options as part of an economic hedge on foreign exchange risk on 90.9 billion yen of profit repatriation received in 2017, resulting in $1 million less funds received when the yen were exchanged into dollars relative to what would have been received at the then-current exchange rate. As of December 31, 2017, the Company had foreign exchange forwards and options as part of a hedging strategy on 49.5 billion yen of future profit repatriation.

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

Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2017	2016	2017	2016	2017		2016
Projected benefit obligation:
Benefit obligation, beginning of year	$329	$276	$798	$735	$37		$40
Service cost	20	16	24	23	0		1
Interest cost	6	9	40	29	1		2
Actuarial (gain) loss	(10)	29	65	29	0		(4)
Benefits and expenses paid	(14)	(8)	(19)	(18)	(2)		(2)
Effect of foreign exchange rate changes	10	7	0	0	0		0
Benefit obligation, end of year	341	329	908	798	36		37

Plan assets:
Fair value of plan assets, beginning of year	229	198	359	336	0		0
Actual return on plan assets	16	9	61	24	0		0
Employer contributions	32	25	47	17	2		2
Benefits and expenses paid	(14)	(8)	(19)	(18)	(2)		(2)
Effect of foreign exchange rate changes	7	5	0	0	0		0
Fair value of plan assets, end of year	270	229	448	359	0		0
Funded status of the plans(1)	$(71)	$(100)	$(460)	$(439)	$(36)		$(37)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$44	$67	$203	$189	$6		$7
Prior service (credit) cost	(2)	(2)	(4)	(4)	0		0
Total included in accumulated other comprehensive income	$42	$65	$199	$185	$6		$7
Accumulated benefit obligation	$307	$288	$756	$670	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2017		2016		2015		2017		2016		2015		2017		2016		2015
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	1.25%		1.75%		1.75%		4.25%		4.50%		4.50%		4.25%		4.50%		4.50%
Discount rate - benefit obligations	1.25		1.25		1.75		3.75		4.25		4.50		3.75		4.25		4.50
Expected long-term return on plan assets	2.00		2.00		2.00		6.75		7.00		7.25		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	5.40	(2)	5.20	(2)	5.30	(2)
(1) Not applicable
(2)For the years 2017, 2016 and 2015, the health care cost trend rates are expected to trend down to 4.5% in 77 years, 4.5% in 74 years, and 4.5% in 78 years, respectively.

The Company determines its discount rate assumption for its pension retirement obligations based on indices for AA corporate bonds with an average duration of approximately 20 years for the Japan pension plans and 17 years for the U.S. pension plans, and determination of the U.S. pension plans discount rate utilizes the 85-year extrapolated yield curve. In Japan, participant salary and future salary increases are not factors in determining pension benefit cost or the related pension benefit obligation.

The Company bases its assumption for the long-term rate of return on assets on historical trends (10-year or longer historical rates of return for the Japanese plan assets and 15-year historical rates of return for the U.S. plan assets), expected future market movement, as well as the portfolio mix of securities in the asset portfolio including, but not limited to, style, class and equity and fixed income allocations. In addition, the Company's consulting actuaries evaluate its assumptions for long-term rates of return under Actuarial Standards of Practice (ASOP). Under the ASOP, the actual portfolio type, mix and class is modeled to determine a best estimate of the long-term rate of return. The Company in turn use those results to further validate its own assumptions.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2017:

(In millions)
One percentage point increase:
Increase in total service and interest costs	$0
Increase in postretirement benefit obligation	2

One percentage point decrease:
Decrease in total service and interest costs	$0
Decrease in postretirement benefit obligation	2
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $35 million, $17 million and $(5) million of other components of net periodic pension cost and postretirement costs (other than services costs) for the years ended December 31, 2017, 2016 and 2015, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$20	$16	$15	$24	$23	$23	$0	$1	$1
Interest cost	6	9	1	40	29	18	1	2	2
Expected return on plan assets	(5)	(4)	(4)	(24)	(23)	(22)	0	0	0
Amortization of net actuarial loss	2	1	1	14	13	14	1	1	2
Amortization of prior service cost (credit)	0	0	0	0	0	0	0	(11)	(17)
Net periodic (benefit) cost	$23	$22	$13	$54	$42	$33	$2	$(7)	$(12)
Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net actuarial loss (gain)	$(21)	$26	$3	$28	$27	$22	$0	$(4)	$(5)
Amortization of net actuarial loss	(2)	(1)	(1)	(14)	(13)	(14)	(1)	(1)	(2)
Amortization of prior service cost	0	0	0	0	0	0	0	11	17
Total	$(23)	$25	$2	$14	$14	$8	$(1)	$6	$10

No transition obligations arose during 2017, and the transition obligations amortized to expense were immaterial for the years ended December 31, 2017, 2016 and 2015. Amortization of actuarial losses to expense in 2018 is estimated to be $1 million for the Japanese plans, $16 million for the U.S. plans and $1 million for the other postretirement benefits plan. Amortization of prior service costs and credits and transition obligations for all plans is expected to be negligible in 2018.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2018	$10	$23	$2
2019	11	24	3
2020	12	25	3
2021	12	26	3
2022	18	35	3
2023-2027	82	184	17

Funding

The Company plans to make contributions of $34 million to the Japanese funded defined benefit plan and $10 million to the U.S. funded defined benefit plan in 2018. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

Plan Assets

The investment objective of the Company's Japanese and U.S. funded defined benefit plans is to preserve the purchasing power of the plan's assets and earn a reasonable inflation-adjusted rate of return over the long term. Furthermore, the Company seeks to accomplish these objectives in a manner that allows for the adequate funding of plan benefits and expenses. In order to achieve these objectives, the Company's goal is to maintain a conservative, well-diversified and balanced portfolio of high-quality equity, fixed-income and money market securities. As a part of its strategy, the Company has established strict policies covering quality, type and concentration of investment securities. For the Company's Japanese plan, these policies include limitations on investments in derivatives including futures, options and swaps, and low-liquidity investments such as real estate, venture capital investments, and privately issued securities. For the Company's U.S. plan, these policies prohibit investments in precious metals, limited partnerships, venture capital, and direct investments in real estate. The Company is also prohibited from trading on margin.

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2017 were as follows:

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

(In millions)	2017	2016
Japan pension plan assets:
Equities:
Japanese equity securities	$37	$28
International equity securities	50	40
Fixed income securities:
Japanese bonds	91	79
International bonds	62	55
Insurance contracts	30	27
Cash and cash equivalents	0	0
Total	$270	$229

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2017	2016
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$124	$104
Mid cap equity funds	22	19
Real estate equity funds	13	10
International equity funds	108	85
Fixed income bond funds	175	136
Aflac Incorporated common stock	5	4
Cash and cash equivalents	1	1
Total	$448	$359

The fair values of the Company's pension plan investments categorized as Level 1, consisting of mutual funds and common stock, are based on quoted market prices for identical securities traded in active markets that are readily and regularly available to the Company. The fair values of the Company's pension plan investments classified as Level 2 are based on quoted prices for similar assets in markets that are not active, other inputs that are observable, such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks, and default rates, or other market-corroborated inputs.

401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2017, 2016, and 2015, provided matching contributions by the Company of 50% of each employee's contributions which were not in excess of 6% of the employee's annual cash compensation.

On January 1, 2014, the Company began providing a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who elected to opt out of the future benefits of the U.S. defined benefit plan during the election period provided during the fourth quarter of 2013 and for new U.S. employees who started working for the Company after September 30, 2013.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $15 million in 2017, $11 million in 2016 and $9 million in 2015. The plan trustee held approximately one million shares of the Company's common stock for plan participants at December 31, 2017.

As a result of U.S. tax reform legislation enacted in December 2017, the Company announced it would make a one-time contribution of $500 to the 401(k) plan to all employees active on December 31, 2017. This contribution was made by January 31, 2018. The Company also announced that it would increase its matching contributions to 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation. This increase became effective on January 1, 2018.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $31 million in both 2017 and 2016, compared with $34 million in 2015.
15. COMMITMENTS AND CONTINGENT LIABILITIES
The Company has two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of 27.5 billion yen ($243 million using the December 31, 2017, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of four years and an aggregate remaining cost of 9.0 billion yen ($80 million using the December 31, 2017, exchange rate).

The Company has an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for its Japanese operation. The agreement has a remaining term of four years with an aggregate remaining cost of 14.0 billion yen ($124 million using the December 31, 2017, exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for its Japanese operation. The first agreement has a remaining term of two years with an aggregate remaining cost of 3.0 billion yen ($26 million using the December 31, 2017, exchange rate). The second agreement has a remaining term of five years with an aggregate remaining cost of 7.4 billion yen ($65 million using the December 31, 2017, exchange rate).

The Company leases office space and equipment under agreements that expire in various years through 2028. Future minimum lease payments due under non-cancelable operating leases at December 31, 2017, were as follows:

(In millions)
2018	$61
2019	33
2020	24
2021	21
2022	16
Thereafter	30
Total future minimum lease payments	$185

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments during the past year. A majority of the resulting tax credits will be realized over the next five years. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits. Other guaranty fund assessments for the years ended December 31, 2017, 2016, and 2015 were immaterial.

16. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

In management's opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with the Company's annual audited financial statements.

(In millions, except for per-share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net premium income	$4,638	$4,665	$4,648	$4,580
Net investment income	794	802	811	812
Realized investment gains (losses)	(140)	(56)	30	15
Other income (loss)	17	17	17	17
Total revenues	5,309	5,428	5,506	5,424
Total benefits and expenses	4,411	4,383	4,431	4,425
Earnings before income taxes	898	1,045	1,075	999
Total income tax	306	332	359	(1,585)
Net earnings	$592	$713	$716	$2,584
Net earnings per basic share	$1.48	$1.80	$1.81	$6.59
Net earnings per diluted share	1.47	1.79	1.80	6.54
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net premium income	$4,602	$4,823	$5,022	$4,778
Net investment income	801	822	842	813
Realized investment gains (losses)	30	(223)	(164)	344
Other income (loss)	18	15	16	20
Total revenues	5,451	5,437	5,716	5,955
Total benefits and expenses	4,334	4,603	4,753	4,802
Earnings before income taxes	1,117	834	963	1,153
Total income tax	386	286	334	402
Net earnings	$731	$548	$629	$751
Net earnings per basic share	$1.75	$1.33	$1.54	$1.85
Net earnings per diluted share	1.74	1.32	1.53	1.84
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

17. SUBSEQUENT EVENTS

On February 13, 2018, the Board of Directors of the Parent Company declared a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend payable on March 16, 2018 to shareholders of record at the close of business on March 2, 2018. The stock split will be payable in the form of one additional common stock share for every share of common stock held. The pro forma diluted earnings per common share attributable to Aflac Incorporated shareholders in this note have been adjusted to reflect the stock split for all periods presented. All other share-based data, including the number of shares outstanding and related prices, per share amounts, and share authorizations and conversions have not been adjusted to reflect the stock split for any of the periods presented.

As of December 31, 2017, the Company had outstanding approximately 390.5 million shares of common stock. Upon completion of the split, the outstanding shares of common stock will increase to approximately 781.0 million shares.

	Years ended December 31,
Unaudited pro forma	2017	2016	2015
Diluted earnings per common share attributable to Aflac Incorporated shareholders, adjusted for the two-for-one stock split	$5.77	$3.21	$2.93

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2017 and 2016.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 23, 2018, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

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
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2017 Summary Compensation Table; 2017 Grants of Plan-Based Awards; 2017 Outstanding Equity Awards at Fiscal Year-End; 2017 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and Audit and Risk Committee

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		80
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2017		82
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2017		83
		Consolidated Balance Sheets as of December 31, 2017 and 2016		84
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2017		86
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017		87
		Notes to the Consolidated Financial Statements		88
		Unaudited Consolidated Quarterly Financial Data		168

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017	177
		Schedule III -	Supplementary Insurance Information as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017	183
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2017	184

	3.	EXHIBIT INDEX

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

10.10*	-	Aflac Incorporated 2013 Management Incentive Plan – incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.11*	-	Aflac Incorporated 2018 Management Incentive Plan - incorporated by reference from the 2017 Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 – incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.13*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.14*	-
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
Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33 (File No. 001-07434).

10.34*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34 (File No. 001-07434).

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

	10.39*	-	Aflac Employment Agreement with Paul S. Amos II, as amended and restated, dated August 19, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.31 (File No. 001-07434).
	10.40*	-	Aflac Separation Agreement with Paul S. Amos II, dated June 6, 2017 - incorporated by reference from Form 10-Q dated August 3, 2017, Exhibit 10.40 (File No. 001-07434).
	10.41*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
	10.42*	-	Amendment to Aflac Employment Agreement with Eric M. Kirsch, dated November 30, 2017.
	10.43*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
	11	-	Statement regarding the computation of per-share earnings for the Registrant.
	12	-	Statement regarding the computation of ratio of earnings to fixed charges for the Registrant.
	21	-	Subsidiaries.
	23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm KPMG LLP, to Form S-8 Registration Statement No. 333-27883 with respect to the Aflac Incorporated 1997 Stock Option Plan.
-
Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, and 333-202781 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-200570 with respect to the Aflac Incorporated Market Director Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-219784 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-203839 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 22, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 22, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 22, 2018, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document.(2)
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 - option 3
(2)
Includes the following materials contained in this Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements, (vii) Financial Statement Schedules.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2017	2016	2015
Revenues:
Management and service fees from subsidiaries(1)	$297	$265	$260
Net investment income	30	18	22
Interest from subsidiaries(1)	5	5	6
Realized investment gains (losses)	67	84	86
Change in fair value of the cross-currency interest rate swaps	(68)	(159)	(53)
Total revenues	331	213	321
Operating expenses:
Interest expense	197	213	231
Other operating expenses(2)	180	277	321
Total operating expenses	377	490	552
Earnings before income taxes and equity in earnings of subsidiaries	(46)	(277)	(231)
Income tax expense (benefit)	(23)	(102)	(80)
Earnings before equity in earnings of subsidiaries	(23)	(175)	(151)
Equity in earnings of subsidiaries(1)	4,627	2,834	2,684
Net earnings	$4,604	$2,659	$2,533
(1)Eliminated in consolidation
(2)Includes expense of $13 in 2017, $137 in 2016 and $230 in 2015 for the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2017	2016	2015
Net earnings	$4,604	$2,659	$2,533
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	286	283	360
Unrealized gains (losses) on investment securities during period	1,733	2,799	(2,595)
Unrealized gains (losses) on derivatives during period	1	3	0
Pension liability adjustment during period	9	(45)	(20)
Total other comprehensive income (loss) before income taxes	2,029	3,040	(2,255)
Income tax expense (benefit) related to items of other comprehensive income (loss)	631	1,035	(901)
Other comprehensive income (loss), net of income taxes	1,398	2,005	(1,354)
Total comprehensive income (loss)	$6,002	$4,664	$1,179
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2017	2016
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $1,163 in 2017 and $483 in 2016)	$1,213	$496
Investments in subsidiaries(1)	26,869	23,353
Other investments	51	3
Cash and cash equivalents	1,725	2,037
Total investments and cash	29,858	25,889
Due from subsidiaries(1)	90	75
Income taxes receivable	121	103
Other assets	366	497
Total assets	$30,435	$26,564

Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$341	$293
Notes payable	5,267	5,339
Other liabilities	229	450
Total liabilities	5,837	6,082
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2017 and 2016; issued 672,881 shares in 2017 and 671,249 shares in 2016	67	67
Additional paid-in capital	2,120	1,976
Retained earnings	29,895	25,981
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains	(1,750)	(1,983)
Unrealized gains (losses) on investment securities	5,964	4,805
Unrealized gains (losses) on derivatives	(23)	(24)
Pension liability adjustment	(163)	(168)
Treasury stock, at average cost	(11,512)	(10,172)
Total shareholders' equity	24,598	20,482
Total liabilities and shareholders' equity	$30,435	$26,564
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2017	2016		2015
Cash flows from operating activities:
Net earnings	$4,604	$2,659		$2,533
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(4,627)	(2,834)		(2,684)
Cash dividends received from subsidiaries	2,001	2,020		2,393
Other, net	(46)	294	(2)	155	(2)
Net cash provided (used) by operating activities	1,932	2,139		2,397
Cash flows from investing activities:
Fixed maturity securities sold	263	225		121
Fixed maturity securities purchased	(329)	(229)		(202)
Other investments sold (purchased)	(47)	6		14
Settlement of derivatives	223	0		147
Additional capitalization of subsidiaries(1)	(69)	(36)		(43)
Other, net	(218)	(25)		0
Net cash provided (used) by investing activities	(177)	(59)		37
Cash flows from financing activities:
Purchases of treasury stock	(1,351)	(1,422)		(1,315)
Proceeds from borrowings	1,040	986		998
Principal payments under debt obligations	(1,161)	(621)		(1,272)
Dividends paid to shareholders	(661)	(658)		(656)
Treasury stock reissued	33	46		36
Proceeds from exercise of stock options	38	36		47
Net change in amount due to/from subsidiaries(1)	(5)	(6)		43
Other, net	0	(125)	(2)	(232)	(2)
Net cash provided (used) by financing activities	(2,067)	(1,764)		(2,351)
Net change in cash and cash equivalents	(312)	316		83
Cash and cash equivalents, beginning of period	2,037	1,721		1,638
Cash and cash equivalents, end of period	$1,725	$2,037		$1,721
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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2017		2016
2.65% senior notes paid February 2017	$0		$649
2.40% senior notes due March 2020	548		547
4.00% senior notes due February 2022	348		348
3.625% senior notes due June 2023	697		696
3.625% senior notes due November 2024	745		745
3.25% senior notes due March 2025	446		445
2.875% senior notes due October 2026	297		298
6.90% senior notes due December 2039	220		220
6.45% senior notes due August 2040	254		254
4.00% senior notes due October 2046	394		394
5.50% subordinated debentures due September 2052	0	(1)	486
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	528		0
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	526		0
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2017 and .31% in 2016, principal amount 5.0 billion yen)	44		43
Variable interest rate loan due September 2023 (.47% in 2017 and .46% in 2016, principal amount 25.0 billion yen)	220		214
Total notes payable	$5,267		$5,339
(1) Redeemed in November 2017
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

In February 2017, the Parent Company extinguished $650 million of its 2.65% senior notes upon their maturity.

In October 2017, the Parent Company issued 60.0 billion yen of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of the interest of the debentures will be reset every five years at a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semi-annually in arrears and have a 30-year maturity. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) on or after October 23, 2027, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption. In November 2017, the Parent Company used a portion of net proceeds from the October 2017 issuance of subordinated debentures to redeem $500 million of the Parent Company's 5.50% subordinated debentures due 2052.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2017, are as follows:

(In millions)
2018	$0
2019	0
2020	550
2021	44
2022	350
Thereafter	4,364
Total	$5,308

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2017, the Parent Company's outstanding freestanding derivative contracts were swaps associated with its notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with the Parent Company's senior notes due in March 2020, February 2022, June 2023, November 2024 and March 2025. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2017	2016	2015
Interest paid	$195	$209	$235
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	29	26	26

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2017:
Aflac Japan	$6,150	$76,353	$5,840	$6,939
Aflac U.S.	3,355	10,506	119	0
All other	0	138	0	0
Intercompany eliminations	0	(748)	0	0
Total	$9,505	$86,249	$5,959	$6,939
2016:
Aflac Japan	$5,765	$70,684	$6,798	$6,659
Aflac U.S.	3,228	10,094	118	0
All other	0	91	0	0
Intercompany eliminations	0	(718)	0	0
Total	$8,993	$80,151	$6,916	$6,659
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2017:
Aflac Japan	$12,752	$2,463	$9,087	$630	$2,257	$12,092
Aflac U.S.	5,563	721	2,885	502	1,658	5,565
All other	216	36	209	0	421	0
Total	$18,531	$3,220	$12,181	$1,132	$4,336	$17,657
2016:
Aflac Japan	$13,537	$2,554	$9,828	$644	$2,326	$12,762
Aflac U.S.	5,454	703	2,869	497	1,593	5,452
All other	234	21	222	0	513	0
Total	$19,225	$3,278	$12,919	$1,141	$4,432	$18,214
2015:
Aflac Japan	$12,046	$2,436	$8,705	$578	$2,055	$11,740
Aflac U.S.	5,347	678	2,873	488	1,570	5,343
All other	177	21	168	0	573	0
Total	$17,570	$3,135	$11,746	$1,066	$4,198	$17,083
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2017:
Life insurance in force	$152,502	$4,121	$0	$148,381	0%
Premiums:
Health insurance	$14,829	$554	$222	$14,497	1%
Life insurance	4,046	12	0	4,034	0
Total earned premiums	$18,875	$566	$222	$18,531	1%
2016:
Life insurance in force	$151,093	$3,741	$0	$147,352	0%
Premiums:
Health insurance	$14,839	$595	$241	$14,485	1%
Life insurance	4,753	13	0	4,740	0
Total earned premiums	$19,592	$608	$241	$19,225	1%
2015:
Life insurance in force	$146,610	$3,547	$0	$143,063	0%
Premiums:
Health insurance	$13,604	$509	$186	$13,281	1%
Life insurance	4,300	11	0	4,289	0
Total earned premiums	$17,904	$520	$186	$17,570	1%
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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 22, 2018
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 22, 2018
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Frederick J. Crawford	Executive Vice President,	February 22, 2018
(Frederick J. Crawford)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 22, 2018
(June Howard)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 22, 2018
(W. Paul Bowers)

/s/ Toshihiko Fukuzawa	Director	February 22, 2018
(Toshihiko Fukuzawa)

/s/ Elizabeth J. Hudson	Director	February 22, 2018
(Elizabeth J. Hudson)

/s/ Douglas W. Johnson	Director	February 22, 2018
(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 22, 2018
(Robert B. Johnson)

/s/ Thomas J. Kenny	Director	February 22, 2018
(Thomas J. Kenny)

/s/ Charles B. Knapp	Director	February 22, 2018
(Charles B. Knapp)

/s/ Karole F. Lloyd	Director	February 22, 2018
(Karole F. Lloyd)

/s/ Joseph L. Moskowitz	Director	February 22, 2018
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 22, 2018
(Barbara K. Rimer)

/s/ Katherine T. Rohrer	Director	February 22, 2018
(Katherine T. Rohrer)

/s/ Melvin T. Stith	Director	February 22, 2018
(Melvin T. Stith)