Form 10-Q
period 2018-03-31
AFLAC INC
filed 2018-05-04
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 25, 2018
Common Stock, $.10 Par Value	774,167,054

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2018

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2018, and 2017, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aflac Incorporated:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2018, the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

Atlanta, Georgia
May 3, 2018

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2018	2017
Revenues:
Net premiums, principally supplemental health insurance	$4,745	$4,638
Net investment income	837	794
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(7)	(10)
Other gains (losses) (1)	(127)	(130)
Total realized investment gains (losses)	(134)	(140)
Other income (loss)	16	17
Total revenues	5,464	5,309
Benefits and expenses:
Benefits and claims, net	3,042	3,052
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	314	294
Insurance commissions	337	328
Insurance and other expenses	733	675
Interest expense	56	62
Total acquisition and operating expenses	1,440	1,359
Total benefits and expenses	4,482	4,411
Earnings before income taxes	982	898
Income taxes	265	306
Net earnings	$717	$592
Net earnings per share:
Basic	$.92	$.74
Diluted	.91	.73
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	778,550	802,259
Diluted	783,852	808,138
Cash dividends per share	$.26	$.22
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2018	2017
Net earnings	$717	$592
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	824	375
Unrealized gains (losses) on fixed maturity securities: (1)
Unrealized holding gains (losses) on fixed maturity securities during period	(1,931)	(526)
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	(2)	16
Unrealized gains (losses) on derivatives during period	6	2
Pension liability adjustment during period	(3)	(2)
Total other comprehensive income (loss) before income taxes	(1,106)	(135)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(763)	(137)
Other comprehensive income (loss), net of income taxes	(343)	2
Total comprehensive income (loss)	$374	$594
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	March 31, 2018 (Unaudited)	December 31, 2017
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturity securities (amortized cost $76,912 in 2018 and $70,594 in 2017) (1)	$83,602	$78,804
Fixed maturity securities - consolidated variable interest entities (amortized cost $4,695 in 2018 and $4,538 in 2017) (1)	5,431	5,509
Securities held to maturity, at amortized cost:
Fixed maturity securities (fair value $40,468 in 2018 and $38,072 in 2017)	33,377	31,430
Equity securities, at fair value:
Equity securities (1)	348	270
Equity securities - consolidated variable interest entities	760	753
Other investments (2)	5,073	3,402
Cash and cash equivalents	4,080	3,491
Total investments and cash	132,671	123,659
Receivables	906	827
Accrued investment income	745	769
Deferred policy acquisition costs	9,933	9,505
Property and equipment, at cost less accumulated depreciation	448	434
Other (3)	2,653	2,023
Total assets	$147,356	$137,217
(1) Includes perpetual securities, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements
(2) Includes $3,994 in 2018 and $2,341 in 2017 of loan receivables and limited partnerships from consolidated variable interest entities
(3) Includes $241 in 2018 and $151 in 2017 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	March 31, 2018 (Unaudited)	December 31, 2017
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$87,268	$81,857
Unpaid policy claims	4,630	4,392
Unearned premiums	6,084	5,959
Other policyholders’ funds	7,417	6,939
Total policy liabilities	105,399	99,147
Income taxes	4,407	4,745
Payables for return of cash collateral on loaned securities	5,368	606
Notes payable	5,372	5,289
Other (4)	2,523	2,832
Total liabilities	123,069	112,619
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 3,800,000 shares in 2018 and 2017; issued 1,346,776 shares in 2018 and 1,345,762 shares in 2017	135	135
Additional paid-in capital	2,089	2,052
Retained earnings	30,183	29,895
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,303)	(1,750)
Unrealized gains (losses) on fixed maturity securities (5)	5,206	5,964
Unrealized gains (losses) on derivatives	(21)	(23)
Pension liability adjustment	(197)	(163)
Treasury stock, at average cost	(11,805)	(11,512)
Total shareholders’ equity	24,287	24,598
Total liabilities and shareholders’ equity	$147,356	$137,217
(4) Includes $86 in 2018 and $128 in 2017 of derivatives from consolidated variable interest entities
(5) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Three Months Ended March 31,
(In millions - Unaudited)	2018	2017
Common stock:
Balance, beginning of period	$135	$135
Balance, end of period	135	135
Additional paid-in capital:
Balance, beginning of period	2,052	1,908
Exercise of stock options	14	10
Share-based compensation	10	12
Gain (loss) on treasury stock reissued	13	10
Balance, end of period	2,089	1,940
Retained earnings:
Balance, beginning of period	29,895	25,981
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	148	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	(374)	0
Net earnings	717	592
Dividends to shareholders	(203)	(173)
Balance, end of period	30,183	26,400
Accumulated other comprehensive income (loss):
Balance, beginning of period	4,028	2,630
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	(148)	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	374	0
Unrealized foreign currency translation gains (losses) during period, net of income taxes	447	333
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments (1)	(984)	(331)
Unrealized gains (losses) on derivatives during period, net of income taxes	2	2
Pension liability adjustment during period, net of income taxes	(34)	(2)
Balance, end of period	3,685	2,632
Treasury stock:
Balance, beginning of period	(11,512)	(10,172)
Purchases of treasury stock	(309)	(610)
Cost of shares issued	16	15
Balance, end of period	(11,805)	(10,767)
Total shareholders’ equity	$24,287	$20,340
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2018	2017
Cash flows from operating activities:
Net earnings	$717	$592
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	14	106
Capitalization of deferred policy acquisition costs	(349)	(335)
Amortization of deferred policy acquisition costs	314	294
Increase in policy liabilities	572	666
Change in income tax liabilities	(131)	271
Realized investment (gains) losses	134	140
Other, net	(33)	23
Net cash provided (used) by operating activities	1,238	1,757
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturity securities sold	433	1,385
Fixed maturity securities matured or called	510	204
Equity securities sold	157	155
Securities held to maturity:
Fixed maturity securities matured or called	50	228
Other investments - loan receivables	146	34
Costs of investments acquired:
Available-for-sale fixed maturity securities	(3,975)	(3,726)
Equity securities	(166)	(157)
Other investments - loan receivables	(1,772)	(123)
Other investments, excluding loan receivables, net	(125)	(114)
Settlement of derivatives, net	(1)	(44)
Cash received (pledged or returned) as collateral, net	4,578	654
Other, net	(34)	(23)
Net cash provided (used) by investing activities	(199)	(1,527)
Cash flows from financing activities:
Purchases of treasury stock	(296)	(610)
Proceeds from borrowings	2	524
Principal payments under debt obligations	0	(654)
Dividends paid to shareholders	(195)	(166)
Change in investment-type contracts, net	7	18
Treasury stock reissued	14	11
Other, net	(5)	1
Net cash provided (used) by financing activities	(473)	(876)
Effect of exchange rate changes on cash and cash equivalents	23	(8)
Net change in cash and cash equivalents	589	(654)
Cash and cash equivalents, beginning of period	3,491	4,859
Cash and cash equivalents, end of period	$4,080	$4,205
Supplemental disclosures of cash flow information:
Income taxes paid	$396	$58
Interest paid	36	47
Noncash interest	21	15
Impairment losses included in realized investment losses	7	10
Noncash financing activities:
Capital lease obligations	1	2
Treasury stock issued for:
Associate stock bonus	5	6
Shareholder dividend reinvestment	8	7
Share-based compensation grants	2	1
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). The conversion of Aflac Japan from a branch to a legal subsidiary was completed on April 1, 2018 (see Note 14), after which date the Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and through Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 71% and 69% of the Company's total revenues in the three-month periods ended March 31, 2018 and 2017, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 85% at March 31, 2018, compared with 83% at December 31, 2017.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2018, and December 31, 2017, the consolidated statements of earnings and comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2018 and 2017. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report).

Stock split: On February 13, 2018, the Board of Directors of the Parent Company declared a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend payable on March 16, 2018 to shareholders of record at the close of business on March 2, 2018. The stock split was payable in the form of one additional common stock share for every share of common stock held. All equity and share-based data, including the number of shares outstanding and per share amounts, have been adjusted to reflect the stock split for all periods presented in this Quarterly Report on Form 10-Q.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

Perpetual securities have been reclassified in prior periods from a separate line item to fixed maturity securities to conform to current period reporting classifications. This reclassification had no impact on net earnings or total shareholder’s equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Technical Corrections and Improvements to Financial Instruments - Overall: In February 2018, the FASB issued amendments to clarify certain aspects of the guidance issued in the original Financial Instruments - Overall - Recognition and Measurement pronouncement summarized below. Specifically, for entities who have chosen the measurement alternative approach for equity securities without readily determinable fair values, the amendments clarify that entities may change from a measurement alternative approach to a fair value method through an irrevocable election that would apply to a specific equity security and all identical or similar investments of the same issuer; entities should use an observable price at the date of the transaction rather than reporting date for the measurement alternative calculation; and insurance companies should use a prospective transition method when applying the measurement alternative. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted the Financial Instruments - Overall - Recognition and Measurement guidance discussed below. The Company elected to early adopt this technical correction and improvement guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

Income Statement - Reporting Comprehensive Income - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income: In February 2018, the FASB issued amendments which allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings of the effects of the change in the U.S. federal income tax rate resulting from the Tax Cuts and Jobs Act (Tax Act) on the gross deferred tax amounts and the corresponding valuation allowances related to items remaining in AOCI. The amendments eliminate the stranded tax effects resulting from the Tax Act and also require certain disclosures about the reclassified tax effects. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Public business entities may early adopt this guidance in any interim reporting period for which financial statements have not yet been issued. The amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company elected to early adopt this guidance as of January 1, 2018. The amounts reclassified from AOCI to retained earnings include the income tax effects of the change in the federal corporate tax rate enacted by the Tax Act. The Company’s policy is to follow the portfolio approach for releasing income tax effects from AOCI. The adoption of this guidance resulted in an increase to beginning 2018 AOCI of $374 million with a corresponding decrease to beginning 2018 retained earnings as of January 1, 2018.

Compensation - Stock Compensation - Scope of Modification Accounting: In May 2017, the FASB issued amendments to provide guidance clarifying when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. An entity should apply modification accounting if the fair value, vesting conditions or classification of the award (as an equity instrument or liability instrument) changes as a result of the change in terms or conditions of the award. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Compensation - Retirement Benefit - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued amendments requiring that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, statements of cash flows, or disclosures.

Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets: In February 2017, the FASB issued amendments that clarify the scope and accounting guidance for the derecognition of a nonfinancial asset or a financial asset that meets the definition of an "in substance nonfinancial asset." The amendments define an "in substance nonfinancial asset" and provide additional accounting guidance for partial sales of nonfinancial assets. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, statements of cash flows, or disclosures.

Business Combinations - Clarifying the Definition of a Business: In January 2017, the FASB issued amendments clarifying when a set of assets and activities is a business. The amendments provide a screen to exclude transactions where substantially all the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Statement of Cash Flows - Restricted Cash: In November 2016, the FASB issued amendments requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, statements of cash flows, or disclosures.

Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory: In October 2016, the FASB issued amendments that require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued amendments that provide guidance on eight specific statement of cash flows classification issues. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, statements of cash flows, or disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of this guidance require certain equity investments to be measured at fair value with changes in fair value recognized in net earnings; separate presentation in other comprehensive income for changes in fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk; and changes in disclosures associated with the fair value of financial instruments. The guidance also clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset (DTA) related to available-for-sale (AFS) securities in combination with the entity's other DTAs. The Company adopted this guidance as of January 1, 2018. The Company recorded a cumulative effect adjustment with an increase to beginning 2018 retained earnings and a decrease to beginning 2018 AOCI of $148 million, net of taxes.

Revenue from Contracts with Customers: In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

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

Receivables - Nonrefundable Fees and Other Costs - Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued amendments to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

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

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform about a credit loss. Credit losses on available-for-sale debt securities will continue to be measured in a manner similar to current U.S. GAAP; however, the amendments require that credit losses be presented as an allowance rather than as a write-down. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (PCD financial assets).

The amendments are effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may early adopt this guidance as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments will be adopted following a modified-retrospective approach resulting in a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. Two exceptions to this adoption method are for PCD financial assets and debt securities for which other-than-temporary impairment (OTTI) will have been recognized before the effective date. Loans purchased with credit deterioration accounted for under current U.S. GAAP as "purchased credit impaired" (PCI) financial assets will be classified as PCD financial assets at transition and PCD guidance will be applied prospectively. Debt securities that have experienced OTTI before the effective date will follow a prospective adoption method which allows an entity to maintain the same amortized cost basis before and after the effective date.

The Company has identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, loan and loan receivables and reinsurance recoverables (See Notes 3 and 7 for current balances of instruments in scope). The Company is continuing its progress towards updating its credit loss projection models and accounting systems in order to comply with the required changes in measurement of credit losses. The Company currently expects loans and loan receivables and held-to-maturity fixed maturity securities to be the asset classes most significantly impacted upon adoption of the guidance. The Company continues to evaluate the impact of adoption of this guidance on its financial position, results of operations, and disclosures.

Leases: In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset will be recorded which represents the lessee’s right to use, or to control the use of, a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for current balances of leases in scope). The leases within scope of this guidance will increase the Company's right-of-use assets and lease liabilities recorded on its statement of financial position, however the Company estimates leases within scope of the guidance to represent less than 1% of its total assets as of March 31, 2018. The Company estimates that the adoption of this guidance will not have a significant impact on its financial position, results of operations, or disclosures.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.

2.	BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. Operating business segments that are not individually reportable and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in the "Corporate and other" category.

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs related to foreign currency denominated investments. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by segment follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Revenues:
Aflac Japan:
Net earned premiums	$3,263	$3,194
Net investment income, less amortized hedge costs (1)	588	557
Other income	12	10
Total Aflac Japan	3,863	3,761
Aflac U.S.:
Net earned premiums	1,427	1,390
Net investment income	175	178
Other income	2	1
Total Aflac U.S.	1,604	1,569
Corporate and other (2)	79	67
Total adjusted revenues	5,546	5,397
Realized investment gains (losses) (1),(2)	(82)	(88)
Total revenues	$5,464	$5,309
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $55 and $52 for the three-month periods ended March 31, 2018, and 2017, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were offset by derivatives entered into as part of corporate activities and resulted in a benefit of $2 for the three-month period ended March 31, 2018 which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.

	Three Months Ended March 31,
(In millions)	2018	2017
Pretax earnings:
Aflac Japan (1)	$818	$769
Aflac U.S.	337	310
Corporate and other (2)	(46)	(52)
Pretax adjusted earnings	1,109	1,027
Realized investment gains (losses) (1),(2),(3)	(98)	(109)
Other income (loss)	(29)	(20)
Total earnings before income taxes	$982	$898
Income taxes applicable to pretax adjusted earnings	$289	$351
Effect of foreign currency translation on after-tax adjusted earnings	21	5
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $55 and $52 for the three-month periods ended March 31, 2018, and 2017, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax adjusted earnings when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were offset by derivatives entered into as part of corporate activities and resulted in a benefit of $2 for the three-month period ended March 31, 2018 which has been reclassified from realized investment gains (losses) and reported as an increase in pretax adjusted earnings when analyzing operations.
(3) Excluding a gain of $17 and $21 for the three-month periods ended March 31, 2018, and 2017, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is included in adjusted earnings when analyzing segment operations

Assets were as follows:

(In millions)	March 31, 2018	December 31, 2017
Assets:
Aflac Japan	$125,174	$114,402
Aflac U.S.	19,706	19,893
Corporate and other	2,476	2,922
Total assets	$147,356	$137,217

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in debt securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2018
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$32,961		$3,811	$192	$36,580
Municipalities	350		33	11	372
Mortgage- and asset-backed securities	254		30	0	284
Public utilities	1,739		325	4	2,060
Sovereign and supranational	1,348		212	27	1,533
Banks/financial institutions	5,157		799	76	5,880
Other corporate	4,345		754	8	5,091
Total yen-denominated	46,154		5,964	318	51,800
U.S. dollar-denominated:
U.S. government and agencies	148		9	1	156
Municipalities	866		135	0	1,001
Mortgage- and asset-backed securities	165		7	1	171
Public utilities	5,223		631	107	5,747
Sovereign and supranational	274		59	0	333
Banks/financial institutions	2,841		457	34	3,264
Other corporate	25,936		1,736	1,111	26,561
Total U.S. dollar-denominated	35,453		3,034	1,254	37,233
Total securities available for sale	$81,607	(1)	$8,998	$1,572	$89,033	(1)
(1) Includes perpetual securities ($1,506 at amortized cost and $1,774 at fair value)

	March 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,686	$5,631	$0	$28,317
Municipalities	379	114	0	493
Mortgage- and asset-backed securities	26	2	0	28
Public utilities	3,508	383	0	3,891
Sovereign and supranational	1,620	299	0	1,919
Banks/financial institutions	2,300	190	13	2,477
Other corporate	2,858	485	0	3,343
Total yen-denominated	33,377	7,104	13	40,468
Total securities held to maturity	$33,377	$7,104	$13	$40,468

	March 31, 2018
(In millions)	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities: (1)
Yen-denominated	$711
U.S. dollar-denominated	397
Total equity securities	$1,108	(1)
(1) Includes perpetual securities ($71 at fair value)

	December 31, 2017
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$27,980		$3,363	$271	$31,072
Municipalities	314		28	12	330
Mortgage- and asset-backed securities	242		29	0	271
Public utilities	1,635		352	6	1,981
Sovereign and supranational	1,380		190	1	1,569
Banks/financial institutions	4,742		811	53	5,500
Other corporate	4,085		809	7	4,887
Total yen-denominated	40,378		5,582	350	45,610
U.S dollar-denominated:
U.S. government and agencies	146		13	1	158
Municipalities	872		168	0	1,040
Mortgage- and asset-backed securities	161		12	0	173
Public utilities	5,116		884	27	5,973
Sovereign and supranational	267		73	0	340
Banks/financial institutions	2,808		633	8	3,433
Other corporate	25,384		2,620	418	27,586
Total U.S. dollar-denominated	34,754		4,403	454	38,703
Total securities available for sale	$75,132	(1)	$9,985	$804	$84,313	(1)
(1) Includes perpetual securities ($1,462 at amortized cost and $1,789 at fair value)

	December 31, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,331	$5,160	$0	$26,491
Municipalities	357	105	0	462
Mortgage- and asset-backed securities	26	1	0	27
Public utilities	3,300	398	0	3,698
Sovereign and supranational	1,523	312	0	1,835
Banks/financial institutions	2,206	190	9	2,387
Other corporate	2,687	485	0	3,172
Total yen-denominated	31,430	6,651	9	38,072
Total securities held to maturity	$31,430	$6,651	$9	$38,072

December 31, 2017
(In millions)	Fair Value
Equity securities, carried at fair value:
Equity securities:
Yen-denominated	$695
U.S. dollar-denominated	328
Total equity securities	$1,023

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first quarter of 2018 and 2017, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2018, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale: (1)
Due in one year or less	$485	$502
Due after one year through five years	9,685	9,551
Due after five years through 10 years	10,637	11,143
Due after 10 years	60,381	67,382
Mortgage- and asset-backed securities	419	455
Total fixed maturity securities available for sale	$81,607	$89,033
Held to maturity:
Due in one year or less	$1,036	$1,049
Due after one year through five years	508	527
Due after five years through 10 years	1,597	1,754
Due after 10 years	30,210	37,110
Mortgage- and asset-backed securities	26	28
Total fixed maturity securities held to maturity	$33,377	$40,468
(1) Includes perpetual securities, categorized in accordance with their respective economic maturities (the expected maturity date created by the combination of features in the financial instrument)

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2018			December 31, 2017
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A	$54,465	$63,576	A	$48,399	$56,532
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2018		2017
Realized investment gains (losses):
Fixed maturity securities: (1)
Available for sale:
Gross gains from sales	$9		$12
Gross losses from sales	(4)		(15)
Net gains (losses) from redemptions	(2)		(28)
Other-than-temporary impairment losses	0		(4)
Total fixed maturity securities	3		(35)
Equity securities (2)	(46)	(1)	19	(3)
Loan loss reserves	(7)		(1)
Derivatives and other:
Derivative gains (losses)	144		(52)
Foreign currency gains (losses)	(228)		(71)
Total derivatives and other	(84)		(123)
Total realized investment gains (losses)	$(134)		$(140)
(1) Includes perpetual securities
(2) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
(3) Includes $6 of impairments

The unrealized holding losses, net of gains, recorded as a component of realized investment gains and losses for the three-month period ended March 31, 2018, that relates to equity securities still held at the March 31, 2018, reporting date was $43 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	March 31, 2018	December 31, 2017
Unrealized gains (losses) on securities available for sale	$7,426	$9,358
Deferred income taxes	(2,220)	(3,394)
Shareholders’ equity, unrealized gains (losses) on investment securities	$5,206	$5,964
See Note 1 for discussion of the accounting treatment of tax on amounts recorded in accumulated other comprehensive income pursuant to the Tax Act and for the adoption of accounting guidance on January 1, 2018 related to financial instruments.

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$79	$1	$71	$1	$8	$0
Japan government and agencies:
Yen-denominated	4,054	192	128	0	3,926	192
Municipalities:
Yen-denominated	128	11	0	0	128	11
Mortgage- and asset- backed securities:
U.S. dollar-denominated	91	1	71	1	20	0
Public utilities:
U.S. dollar-denominated	1,649	107	1,095	52	554	55
Yen-denominated	90	4	0	0	90	4
Sovereign and supranational:
Yen-denominated	302	27	302	27	0	0
Banks/financial institutions:
U.S. dollar-denominated	685	34	596	28	89	6
Yen-denominated	1,467	89	645	14	822	75
Other corporate:
U.S. dollar-denominated	13,730	1,111	8,903	420	4,827	691
Yen-denominated	302	8	276	6	26	2
Total	$22,577	$1,585	$12,087	$549	$10,490	$1,036
(1) Includes perpetual securities

	December 31, 2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$74	$1	$74	$1	$0	$0
Japan government and agencies:
Yen-denominated	5,255	271	1,264	9	3,991	262
Municipalities:
Yen-denominated	129	12	10	0	119	12
Public utilities:
U.S. dollar-denominated	785	27	221	3	564	24
Yen-denominated	83	6	0	0	83	6
Sovereign and supranational:
Yen-denominated	309	1	309	1	0	0
Banks/financial institutions:
U.S. dollar-denominated	362	8	316	5	46	3
Yen-denominated	1,507	62	394	4	1,113	58
Other corporate:
U.S. dollar-denominated	7,741	418	2,839	50	4,902	368
Yen-denominated	440	7	349	4	91	3
Total	$16,685	$813	$5,776	$77	$10,909	$736
(1) Includes perpetual securities

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's fixed maturity securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

For any significant declines in fair value of its fixed maturity securities, the Company performs a more focused review of the related issuers' credit profile. For corporate issuers, the Company evaluates their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, the Company analyzes all sources of credit support, including issuer-specific factors. The Company utilizes information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. The Company also considers ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security it owns including seniority in the issuer's capital structure, covenant predictions, or other relevant features. From these reviews, the Company evaluates the issuers' continued ability to service the Company's investment through payment of interest and principal.

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturity securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its fixed maturity investments in the sectors shown in the table above have the ability to service their obligations to the Company.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2018	December 31, 2017
Other investments:
Transitional real estate loans	$2,719	$1,235
Commercial mortgage loans	917	908
Middle market loans	957	859
Policy loans	227	210
Short-term investments	0	57
Other	253	133
Total other investments	$5,073	$3,402

Loans and Loan Receivables

The Company classifies its transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and includes them in the other investments line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses. The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of March 31, 2018, and December 31, 2017, the Company's allowance for loan losses was $18 million and $11 million, respectively. As of March 31, 2018, and December 31, 2017, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of March 31, 2018, and December 31, 2017. The Company had no troubled debt restructurings during the three months ended March 31, 2018 and 2017.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile. As of March 31, 2018, the Company had $436 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

As of March 31, 2018, the Company had $54 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $76 million and $109 million, as of March 31, 2018, and December 31, 2017, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of March 31, 2018, the Company had commitments of approximately $985 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Other

Other investments primarily includes investments in limited partnerships. As of March 31, 2018, the Company had $763 million in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	March 31, 2018		December 31, 2017
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$4,695	$5,431	$4,538	$5,509
Equity securities	760	760	606	753
Other investments (2)	3,994	3,974	2,341	2,328
Other assets (3)	241	241	151	151
Total assets of consolidated VIEs	$9,690	$10,406	$7,636	$8,741
Liabilities:
Other liabilities (3)	$86	$86	$128	$128
Total liabilities of consolidated VIEs	$86	$86	$128	$128
(1) Includes perpetual securities
(2) Consists of TREs, CMLs, MMLs, and alternative investments in limited partnerships
(3) Consists entirely of derivatives

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

Investments in Unit Trust Structures

The Company also utilizes unit trust structures in its Aflac Japan segment to invest in various asset classes. As the sole investor of these VIEs, the Company is required to consolidate these trusts under U.S. GAAP.

VIEs-Not Consolidated
The table below reflects the amortized cost, fair value and balance sheet caption in which the Company's investment in VIEs not consolidated are reported.
Investments in Variable Interest Entities Not Consolidated

	March 31, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$5,194	$5,749	$5,004	$5,724
Fixed maturity securities, held to maturity	2,711	3,077	2,549	2,929
Other investments	110	108	55	55
Total investments in VIEs not consolidated	$8,015	$8,934	$7,608	$8,708
(1) Includes perpetual securities

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

Securities Lending and Pledged Securities

The Company lends fixed maturity and public equity securities to financial institutions in short-term security-lending transactions. These short-term security-lending arrangements increase investment income with minimal risk. The Company's security lending policy requires that the fair value of the securities and/or unrestricted cash received as collateral be 102% or more of the fair value of the loaned securities. These securities continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. The Company receives cash or other securities as collateral for such loans. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral.

Details of the Company's securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
March 31, 2018
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$4,894	$4,894
Public utilities	30	0	30
Banks/financial institutions	52	0	52
Other corporate	384	0	384
Equity securities	8	0	8
Total borrowings	$474	$4,894	$5,368
Gross amount of recognized liabilities for securities lending transactions			$5,368
Amounts related to agreements not included in offsetting disclosure in Note 4			$0
(1) These securities are pledged as collateral under the Company's U.S. securities lending program and can be called at its discretion; therefore, they are classified as Overnight and Continuous.

Securities Lending Transactions Accounted for as Secured Borrowings
December 31, 2017
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
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

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2018, and December 31, 2017, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of: (1) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (2) foreign currency forwards and options used to hedge foreign exchange risk from the Company's net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; (3) swaps associated with the Company's notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and its subordinated debentures; and (4) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where the Company is the primary beneficiary. The Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as an accounting hedge. The Company utilizes a net investment hedge to mitigate foreign exchange exposure resulting from its net investment in Aflac Japan. In addition to designating derivatives as hedging instruments, the Company has designated the majority of the Parent Company's yen-denominated liabilities (notes payable and loans) as nonderivative hedging instruments for this net investment hedge.

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

Foreign currency forwards and options are also used to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified price at a specified future date. In the option transactions, the Company uses a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions results in no net premium being paid (i.e. a costless or zero-cost collar).

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

	March 31, 2018			December 31, 2017
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$1	$(2)	$75	$0	$(8)
Total cash flow hedges	75	1	(2)	75	0	(8)
Fair value hedges:
Foreign currency forwards	5,550	244	(5)	7,640	2	(221)
Foreign currency options	9,120	0	(3)	7,670	0	(2)
Total fair value hedges	14,670	244	(8)	15,310	2	(223)
Net investment hedge:
Foreign currency forwards	0	0	0	5	0	0
Foreign currency options	0	0	0	434	12	(1)
Total net investment hedge	0	0	0	439	12	(1)
Non-qualifying strategies:
Foreign currency swaps	5,426	369	(263)	5,386	296	(189)
Foreign currency forwards	6,656	182	(80)	3,683	20	(53)
Foreign currency options	299	0	0	770	0	0
Credit default swaps	94	1	0	88	1	0
Total non-qualifying strategies	12,475	552	(343)	9,927	317	(242)
Total derivatives	$27,220	$797	$(353)	$25,751	$331	$(474)
Balance Sheet Location
Other assets	$18,248	$797	$0	$10,948	$331	$0
Other liabilities	8,972	0	(353)	14,803	0	(474)
Total derivatives	$27,220	$797	$(353)	$25,751	$331	$(474)

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended March 31, 2018:
Foreign currency forwards	Fixed maturity securities	$414	$(39)	$453	$(464)	$(11)
Foreign currency options	Fixed maturity securities	(1)	(1)	0	0	0
Three Months Ended March 31, 2017:
Foreign currency forwards	Fixed maturity and equity securities	$341	$(48)	$389	$(372)	$17
Foreign currency options	Fixed maturity securities	24	13	11	(10)	1

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2018 and 2017, respectively.
Non-qualifying Strategies
For the Company's derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within derivative and other gains (losses). The amount of gain or loss recognized in earnings for the Company's VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed maturity securities associated with these swaps is recorded through other comprehensive income.
As of March 31, 2018, the Parent Company had cross-currency interest rate swap agreements related to its $550 million senior notes due March 2020, $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 8 in this report and Note 9 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.
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
In order to economically mitigate currency risk of future yen dividends from Aflac Japan while lowering consolidated hedge costs associated with Aflac Japan's U.S. dollar investment hedging, starting in the first quarter of 2018, the Parent Company began entering into offsetting hedge positions using foreign exchange forwards and options. This activity is reported in the Corporate and other segment.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2018		2017
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$1	$6	$0	$2
Total cash flow hedges	1	6	0	2
Fair value hedges:
Foreign currency forwards(2)	(50)	0	(31)	0
Foreign currency options(2)	(1)	0	14	0
Total fair value hedges	(51)	0	(17)	0
Net investment hedge:
Non-derivative hedging instruments	0	(84)	0	(17)
Foreign currency forwards	0	0	0	(9)
Foreign currency options	0	(8)	0	(23)
Total net investment hedge	0	(92)	0	(49)
Non-qualifying strategies:
Foreign currency swaps	14	0	(8)	0
Foreign currency forwards	179	0	(27)	0
Foreign currency options	1	0	0	0
Total non-qualifying strategies	194	0	(35)	0
Total	$144	$(86)	$(52)	$(47)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

The Company reclassified an immaterial amount related to its cash flow hedges from accumulated other comprehensive income (loss) into earnings for the three-month periods ended March 31, 2018 and 2017. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three-month periods ended March 31, 2018 and 2017. As of March 31, 2018, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of March 31, 2018, there were 15 counterparties to the Company's derivative agreements, with four comprising 59% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	March 31, 2018			December 31, 2017
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$4,685	$123	$(12)	$4,708	$52	$(37)
A	22,081	673	(290)	20,604	271	(370)
BBB	454	1	(51)	439	8	(67)
Total	$27,220	$797	$(353)	$25,751	$331	$(474)

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $154 million and $264 million as of March 31, 2018, and December 31, 2017, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2018, the Company estimates that it would be required to post a maximum of $5 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Asset

March 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$556	$0	$556	$(116)	$(343)	$(67)	$30
Derivative assets not subject to a master netting agreement or offsetting arrangement	241		241				241
Total derivative assets	797	0	797	(116)	(343)	(67)	271
Securities lending and similar arrangements	5,249	0	5,249	0	0	(5,249)	0
Total	$6,046	$0	$6,046	$(116)	$(343)	$(5,316)	$271

December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$180	$0	$180	$(82)	$0	$(98)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	151		151				151
Total derivative assets	331	0	331	(82)	0	(98)	151
Securities lending and similar arrangements	592	0	592	0	0	(592)	0
Total	$923	$0	$923	$(82)	$0	$(690)	$151

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(267)	$0	$(267)	$116	$36	$113	$(2)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(86)		(86)				(86)
Total derivative liabilities	(353)	0	(353)	116	36	113	(88)
Securities lending and similar arrangements	(5,368)	0	(5,368)	5,249	0	0	(119)
Total	$(5,721)	$0	$(5,721)	$5,365	$36	$113	$(207)

December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(346)	$0	$(346)	$82	$245	$10	$(9)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(128)		(128)				(128)
Total derivative liabilities	(474)	0	(474)	82	245	10	(137)
Securities lending and similar arrangements	(606)	0	(606)	592	0	0	(14)
Total	$(1,080)	$0	$(1,080)	$674	$245	$10	$(151)

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.

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

	March 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$35,325	$1,411	$0	$36,736
Municipalities	0	1,373	0	1,373
Mortgage- and asset-backed securities	0	269	186	455
Public utilities	0	7,724	83	7,807
Sovereign and supranational	0	1,866	0	1,866
Banks/financial institutions	0	9,120	24	9,144
Other corporate	0	31,509	143	31,652
Total fixed maturity securities	35,325	53,272	436	89,033	(1)
Equity securities (1)	1,015	77	16	1,108	(1)
Cash and cash equivalents	4,080	0	0	4,080
Other assets:
Foreign currency swaps	0	130	240	370
Foreign currency forwards	0	426	0	426
Credit default swaps	0	0	1	1
Total other assets	0	556	241	797
Total assets	$40,420	$53,905	$693	$95,018
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$179	$86	$265
Foreign currency forwards	0	85	0	85
Foreign currency options	0	3	0	3
Total liabilities	$0	$267	$86	$353
(1) Includes perpetual securities

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$30,109	$1,121	$0	$31,230
Municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities	0	269	175	444
Public utilities	0	7,886	68	7,954
Sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions	0	8,908	25	8,933
Other corporate	0	32,327	146	32,473
Total fixed maturity securities	30,109	53,790	414	84,313	(1)
Equity securities	1,001	6	16	1,023
Other investments	57	0	0	57
Cash and cash equivalents	3,491	0	0	3,491
Other assets:
Foreign currency swaps	0	146	150	296
Foreign currency forwards	0	22	0	22
Foreign currency options	0	12	0	12
Credit default swaps	0	0	1	1
Total other assets	0	180	151	331
Total assets	$34,658	$53,976	$581	$89,215
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$69	$128	$197
Foreign currency forwards	0	274	0	274
Foreign currency options	0	3	0	3
Total liabilities	$0	$346	$128	$474
(1) Includes perpetual securities

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,686	$28,317	$0	$0	$28,317
Municipalities	379	0	493	0	493
Mortgage and asset-backed securities	26	0	9	19	28
Public utilities	3,508	0	3,891	0	3,891
Sovereign and supranational	1,620	0	1,919	0	1,919
Banks/financial institutions	2,300	0	2,477	0	2,477
Other corporate	2,858	0	3,343	0	3,343
Other investments (1)	4,608	0	15	4,575	4,590
Total assets	$37,985	$28,317	$12,147	$4,594	$45,058
Liabilities:
Other policyholders’ funds	$7,417	$0	$0	$7,307	$7,307
Notes payable (excluding capital leases)	5,352	0	5,146	281	5,427
Total liabilities	$12,769	$0	$5,146	$7,588	$12,734
(1) Excludes policy loans of $227 and equity method investments of $238, at carrying value

	December 31, 2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,331	$26,491	$0	$0	$26,491
Municipalities	357	0	462	0	462
Mortgage and asset-backed securities	26	0	8	19	27
Public utilities	3,300	0	3,698	0	3,698
Sovereign and supranational	1,523	0	1,835	0	1,835
Banks/financial institutions	2,206	0	2,387	0	2,387
Other corporate	2,687	0	3,172	0	3,172
Other investments (1)	3,017	0	15	2,987	3,002
Total assets	$34,447	$26,491	$11,577	$3,006	$41,074
Liabilities:
Other policyholders’ funds	$6,939	$0	$0	$6,841	$6,841
Notes payable (excluding capital leases)	5,267	0	5,288	265	5,553
Total liabilities	$12,206	$0	$5,288	$7,106	$12,394
(1) Excludes policy loans of $210 and equity method investments of $118, at carrying value

Fair Value of Financial Instruments

Fixed maturity and equity securities

The Company determines the fair values of fixed maturity securities and public and privately-issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets) and non-binding price quotes the Company obtains from outside brokers.

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

The fixed maturity securities classified as Level 3 consist of securities with limited or no observable valuation inputs. For Level 3 securities, the Company estimates the fair value of these securities by obtaining non-binding broker quotes from a limited number of brokers. These brokers base their quotes on a combination of their knowledge of the current pricing environment and market conditions. The Company considers these inputs to be unobservable. The Company also considers a variety of significant valuation inputs in the valuation process, including forward exchange rates, yen swap rates, dollar swap rates, interest rate volatilities, credit spread data on specific issuers, assumed default and default recovery rates, and certain probability assumptions. In obtaining these valuation inputs, the Company has determined that certain pricing assumptions and data used by its pricing sources are difficult to validate or corroborate by the market and/or appear to be internally developed rather than observed in or corroborated by the market. The use of these unobservable valuation inputs causes more subjectivity in the valuation process for these securities.

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$35,325	$1,411	$0	$36,736
Total government and agencies	35,325	1,411	0	36,736
Municipalities:
Third party pricing vendor	0	1,373	0	1,373
Total municipalities	0	1,373	0	1,373
Mortgage- and asset-backed securities:
Third party pricing vendor	0	269	0	269
Broker/other	0	0	186	186
Total mortgage- and asset-backed securities	0	269	186	455
Public utilities:
Third party pricing vendor	0	7,724	0	7,724
Broker/other	0	0	83	83
Total public utilities	0	7,724	83	7,807
Sovereign and supranational:
Third party pricing vendor	0	1,866	0	1,866
Total sovereign and supranational	0	1,866	0	1,866
Banks/financial institutions:
Third party pricing vendor	0	9,120	0	9,120
Broker/other	0	0	24	24
Total banks/financial institutions	0	9,120	24	9,144
Other corporate:
Third party pricing vendor	0	31,509	0	31,509
Broker/other	0	0	143	143
Total other corporate	0	31,509	143	31,652
Total securities available for sale	$35,325	$53,272	$436	$89,033	(1)
Equity securities, carried at fair value: (1)
Third party pricing vendor	$1,015	$77	$0	$1,092
Broker/other	0	0	16	16
Total equity securities	$1,015	$77	$16	$1,108	(1)
(1) Includes perpetual securities

	March 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,317	$0	$0	$28,317
Total government and agencies	28,317	0	0	28,317
Municipalities:
Third party pricing vendor	0	493	0	493
Total municipalities	0	493	0	493
Mortgage- and asset-backed securities:
Third party pricing vendor	0	9	0	9
Broker/other	0	0	19	19
Total mortgage- and asset-backed securities	0	9	19	28
Public utilities:
Third party pricing vendor	0	3,891	0	3,891
Total public utilities	0	3,891	0	3,891
Sovereign and supranational:
Third party pricing vendor	0	1,919	0	1,919
Total sovereign and supranational	0	1,919	0	1,919
Banks/financial institutions:
Third party pricing vendor	0	2,477	0	2,477
Total banks/financial institutions	0	2,477	0	2,477
Other corporate:
Third party pricing vendor	0	3,343	0	3,343
Total other corporate	0	3,343	0	3,343
Total securities held to maturity	$28,317	$12,132	$19	$40,468

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$30,109	$1,121	$0	$31,230
Total government and agencies	30,109	1,121	0	31,230
Municipalities:
Third party pricing vendor	0	1,370	0	1,370
Total municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities:
Third party pricing vendor	0	269	0	269
Broker/other	0	0	175	175
Total mortgage- and asset-backed securities	0	269	175	444
Public utilities:
Third party pricing vendor	0	7,886	0	7,886
Broker/other	0	0	68	68
Total public utilities	0	7,886	68	7,954
Sovereign and supranational:
Third party pricing vendor	0	1,807	0	1,807
Broker/other	0	102	0	102
Total sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions:
Third party pricing vendor	0	8,908	0	8,908
Broker/other	0	0	25	25
Total banks/financial institutions	0	8,908	25	8,933
Other corporate:
Third party pricing vendor	0	32,327	0	32,327
Broker/other	0	0	146	146
Total other corporate	0	32,327	146	32,473
Total securities available for sale	$30,109	$53,790	$414	$84,313	(1)
Equity securities, carried at fair value:
Third party pricing vendor	$1,001	$6	$0	$1,007
Broker/other	0	0	16	16
Total equity securities	$1,001	$6	$16	$1,023
(1) Includes perpetual securities

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$26,491	$0	$0	$26,491
Total government and agencies	26,491	0	0	26,491
Municipalities:
Third party pricing vendor	0	462	0	462
Total municipalities	0	462	0	462
Mortgage- and asset-backed securities:
Third party pricing vendor	0	8	0	8
Broker/other	0	0	19	19
Total mortgage- and asset-backed securities	0	8	19	27
Public utilities:
Third party pricing vendor	0	3,698	0	3,698
Total public utilities	0	3,698	0	3,698
Sovereign and supranational:
Third party pricing vendor	0	1,835	0	1,835
Total sovereign and supranational	0	1,835	0	1,835
Banks/financial institutions:
Third party pricing vendor	0	2,387	0	2,387
Total banks/financial institutions	0	2,387	0	2,387
Other corporate:
Third party pricing vendor	0	3,172	0	3,172
Total other corporate	0	3,172	0	3,172
Total securities held to maturity	$26,491	$11,562	$19	$38,072

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

The fair values of the foreign currency forwards and options associated with certain investments; the foreign currency forwards and options used to hedge foreign exchange risk from the Company's net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; and the foreign currency swaps associated with certain senior notes and subordinated debentures are based on the amounts the Company would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

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

Other investments

Other investments where fair value is disclosed above include short-term investments and loan receivables. Loan receivables include transitional real estate loans, commercial mortgage loans and middle market loans. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or London Interbank Offered Rate (LIBOR) yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. These spreads are provided by the applicable asset managers based on their knowledge of the current loan pricing environment and market conditions. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy.

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

Notes payable

The fair values of the Company's publicly issued notes payable are determined by utilizing available sources of observable inputs from third party pricing vendors and are classified as Level 2. The fair values of the Company's yen-denominated loans approximate their carrying values and are classified as Level 3.

Transfers between Hierarchy Levels and Level 3 Rollforward

During the three-month periods ended March 31, 2018 and 2017, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3.

Three Months Ended March 31, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	0	126	0	126
Unrealized gains (losses) included in other comprehensive income (loss)	11	(1)	(1)	(2)	0	6	0	13
Purchases, issuances, sales and settlements:
Purchases	0	16	0	0	0	0	0	16
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(1)	0	0	0	(1)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$186	$83	$24	$143	$16	$154	$1	$607
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$126	$0	$126
(1) Derivative assets and liabilities are presented net

Three Months Ended March 31, 2017
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16	$25	$0	$3	$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0	0	0	0	38	0	38
Unrealized gains (losses) included in other comprehensive income (loss)	6	0	(1)	0	0	2	0	7
Purchases, issuances, sales and settlements:
Purchases	0	0	0	35	2	0	0	37
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(1)	0	0	(1)
Settlements	(9)	0	0	0	0	0	0	(9)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$195	$16	$24	$35	$4	$19	$2	$295
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$38	$0	$38
(1) Derivative assets and liabilities are presented net

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments and derivatives carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

March 31, 2018
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$186	Consensus pricing	Offered quotes	N/A	(c)
Public utilities	83	Discounted cash flow	Credit spreads	N/A	(c)
Banks/financial institutions	24	Consensus pricing	Offered quotes	N/A	(c)
Other corporate	143	Discounted cash flow	Credit spreads	N/A	(c)
Equity securities	16	Net asset value	Offered quotes	N/A	(c)
Other assets:
Foreign currency swaps	185	Discounted cash flow	Interest rates (USD)	2.78% - 2.82%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
			CDS spreads	13 - 101 bps
	55	Discounted cash flow	Interest rates (USD)	2.78% - 2.82%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
Credit default swaps	1	Discounted cash flow	Base correlation	49.98% - 54.13%	(d)
			CDS spreads	15 bps
			Recovery rate	37.24%
Total assets	$693
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps
(c) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(d) Range of base correlation for the Company's bespoke tranche for attachment and detachment points corresponding to market indices

March 31, 2018
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Other liabilities:
Foreign currency swaps	$84	Discounted cash flow	Interest rates (USD)	2.78% - 2.82%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
			CDS spreads	17 - 170 bps
	2	Discounted cash flow	Interest rates (USD)	2.78% - 2.82%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
Total liabilities	$86
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

December 31, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$175	Consensus pricing	Offered quotes	N/A	(c)
Public utilities	68	Discounted cash flow	Credit spreads	N/A	(c)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(c)
Other corporate	146	Discounted cash flow	Credit spreads	N/A	(c)
Equity securities	16	Net asset value	Offered quotes	N/A	(c)
Other assets:
Foreign currency swaps	80	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
			CDS spreads	9 - 90 bps
	70	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
Credit default swaps	1	Discounted cash flow	Base correlation	46.33% - 49.65%	(d)
			CDS spreads	25 bps
			Recovery rate	37.24%
Total assets	$581
(a) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(b) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps
(c) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(d) Range of base correlation for the Company's bespoke tranche for attachment and detachment points corresponding to market indices

December 31, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Liabilities:
Other liabilities:
Foreign currency swaps	$120	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
			CDS spreads	13 - 157 bps
	8	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(a)
			Interest rates (JPY)	.26% - .85%	(b)
Total liabilities	$128
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Unpaid supplemental health claims, beginning of period	$3,884	$3,707
Less reinsurance recoverables	30	27
Net balance, beginning of period	3,854	3,680
Add claims incurred during the period related to:
Current year	1,842	1,737
Prior years	(192)	(111)
Total incurred	1,650	1,626
Less claims paid during the period on claims incurred during:
Current year	518	505
Prior years	1,116	1,055
Total paid	1,634	1,560
Effect of foreign exchange rate changes on unpaid claims	142	80
Net balance, end of period	4,012	3,826
Add reinsurance recoverables	31	29
Unpaid supplemental health claims, end of period	4,043	3,855
Unpaid life claims, end of period	587	375
Total liability for unpaid policy claims	$4,630	$4,230

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $192 million for the three-month period ended March 31, 2018 comprises approximately $97 million from Japan, which represents approximately 51% of the total. Excluding the impact of foreign exchange of a loss of approximately $5 million from December 31, 2017 to March 31, 2018, the favorable claims development in Japan would have been approximately $92 million, representing approximately 48% of the total.

The Company has experienced continued favorable claim trends in 2018 for its core health products in Japan. The Company's experience in Japan related to the average length of stay in the hospital for cancer treatment has shown continued decline in the current period. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

The remainder of the favorable claims development related to prior years for the three-month period ended March 31, 2018, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion, as of March 31, 2018, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $969 million and $908 million as of March 31, 2018, and December 31, 2017, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 6.4% and ceded reserves increased approximately .4% from December 31, 2017, to March 31, 2018.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended March 31,
(In millions)	2018	2017
Direct premium income	$4,833	$4,724
Ceded to other companies:
Ceded Aflac Japan closed blocks	(129)	(130)
Other	(15)	(12)
Assumed from other companies:
Retrocession activities	54	54
Other	2	2
Net premium income	$4,745	$4,638

Direct benefits and claims	$3,119	$3,129
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(117)	(122)
Eliminations	12	13
Other	(12)	(11)
Assumed from other companies:
Retrocession activities	52	54
Eliminations	(12)	(13)
Other	0	2
Benefits and claims, net	$3,042	$3,052

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

The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2018, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	March 31, 2018	December 31, 2017
2.40% senior notes due March 2020	$548	$548
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	697	697
3.625% senior notes due November 2024	746	745
3.25% senior notes due March 2025	446	446
2.875% senior notes due October 2026	297	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	562	528
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	559	526
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2018 and 2017, principal amount 5.0 billion yen)	47	44
Variable interest rate loan due September 2023 (.47% in 2018 and 2017, principal amount 25.0 billion yen)	234	220
Capitalized lease obligations payable through 2025	20	22
Total notes payable	$5,372	$5,289
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of March 31, 2018 follows:

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
							No later than March 31, 2019	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	September 18, 2020, or the date commitments are terminated pursuant to an event of default(1)	55.0 billion yen, or the equivalent amount in U.S. dollars	0.0 billion yen
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
							No later than September 18, 2020(1)	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million
A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day
							Up to 3 months	None	General corporate purposes
Aflac(2)	uncommitted revolving	364 days	November 30, 2018	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(2)	uncommitted revolving	364 days	April 2, 2018	37.5 billion yen	0.0 billion yen	Three-month TIBOR plus 80 basis points per annum	3 months	None	General corporate purposes
(1) Expiration and maturity period dates were updated in April 2018 to April 4, 2023
(2) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2018. No events of default or defaults occurred during the three-month period ended March 31, 2018.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.

9.	INCOME TAXES

For the United States, the Tax Cuts and Jobs Act (Tax Act) was signed into law on December 22, 2017. Effective January 1, 2018, the Tax Act imposes a broad number of changes in tax law, including the permanent reduction of the U.S. federal statutory corporate income tax rate from 35% to 21%.

The Company expects to complete its accounting for the effects of the Tax Act over the measurement period of up to one year from the enactment date, as permitted by SEC Staff Accounting Bulletin No. 118 (SAB 118). As of the enactment date, the Company estimated provisional amounts for its deferred taxes, including related valuation allowance, resulting in a reduction of its deferred tax assets (DTAs) by approximately $1.0 billion and its deferred tax liabilities (DTLs) by $2.9 billion, for a net DTL reduction of approximately $1.9 billion. The Company believes that these amounts represent reasonable estimates in accordance with SAB 118. The provisions of ASC 740-10, Income Taxes, require that the effects of changes in tax law on deferred taxes be recognized as a component of the income tax provision in the period the tax rate change was enacted. Therefore, the $1.9 billion provisional amount of net DTL reduction was recorded in the fourth quarter of 2017 as a reduction in the “Income tax expense, Deferred” line item of the Company’s consolidated statement of earnings. As of the first quarter of 2018, the Company has no update to this estimated benefit.

The following includes an overview of the existing current and deferred balances for which calculation of income tax effects of the Tax Act has not been completed:

Japan deferred tax balances: The Tax Act reduces the U.S. tax rate to 21%, effective January 1, 2018. Prior to the reduction in rate, the Japan deferred tax balances were completely offset by an anticipatory foreign tax credit. As a result of the rate reduction, the Japan deferred tax balance will no longer be offset by an anticipatory foreign tax credit as all of the foreign tax credits will be used to offset the U.S. deferred tax balance of the Aflac Japan branch.

The Company has not yet completed its analysis of the components of the Japan tax computation, including a complete validation of the Aflac Japan tax basis. Additional time is needed to collect, analyze, and validate the detailed data underlying the deferred tax amounts in the Aflac Japan branch. As of the fourth quarter of 2017, the Company had recorded a provisional amount of $4.5 billion of net DTL related to this item.

Valuation allowances: The Company must assess whether its valuation allowance analyses are impacted by various aspects of the Tax Act with a primary focus on any unused anticipatory foreign tax credits. As the Company has recorded provisional amounts related to the Japan deferred tax balances, any corresponding determination of the need for or change in a valuation allowance is also provisional. As of the fourth quarter of 2017, the Company had recorded a provisional valuation allowance of $.7 billion against its anticipatory foreign tax credit asset.

The impact of the Tax Act may differ, possibly materially, from the recorded provisional amounts.

10.	SHAREHOLDERS’ EQUITY

See Note 1 for a discussion of the stock split that occurred in March 2018. All share and per-share amounts have been adjusted to reflect the stock split for any of the periods presented.

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2018	2017
Common stock - issued:
Balance, beginning of period	1,345,762	1,342,498
Exercise of stock options and issuance of restricted shares	1,014	868
Balance, end of period	1,346,776	1,343,366
Treasury stock:
Balance, beginning of period	564,852	530,877
Purchases of treasury stock:
Open market	6,640	16,986
Other	315	288
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(384)	(494)
Exercise of stock options	(305)	(256)
Other	(99)	(40)
Balance, end of period	571,019	547,361
Shares outstanding, end of period	775,757	796,005

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

	Three Months Ended March 31,
(In thousands)	2018	2017
Anti-dilutive share-based awards	9	642

Share Repurchase Program

During the first three months of 2018, the Company repurchased 6.6 million shares of its common stock in the open market for $296 million as part of its share repurchase program. During the first three months of 2017, the Company repurchased 17.0 million shares of its common stock in the open market for $600 million as part of its share repurchase program. In August 2017, the Company's board of directors authorized the purchase of an additional 80 million shares of its common stock. As of March 31, 2018, a remaining balance of 91.4 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities		Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964		$(23)	$(163)	$4,028
Other comprehensive income (loss) before reclassification	447	(983)		2	(37)	(571)
Amounts reclassified from accumulated other comprehensive income (loss)	0	225	(1)	0	3	228
Net current-period other comprehensive income (loss)	447	(758)		2	(34)	(343)
Balance, end of period	$(1,303)	$5,206		$(21)	$(197)	$3,685
(1) Includes amounts reclassified due to changes in accounting principles of $(148) related to financial instruments and $374 related to tax effects from tax reform
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

For the three-month period ended March 31, 2018, see Note 1 for discussion of the amounts reclassified between AOCI and retained earnings upon the adoption of new accounting pronouncements.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$2	Sales and redemptions
	0	Other-than-temporary impairment losses realized
	2	Total before tax
	(1)	Tax (expense) or benefit(1)
	$1	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$(2)	Net of tax
(1) Based on 27% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

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
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details)

11.    SHARE-BASED COMPENSATION

See Note 1 for a discussion of the stock split that occurred in March 2018. All share and per-share amounts have been adjusted to reflect the stock split for any of the periods presented.

As of March 31, 2018, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the “Plan”). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

The Plan, as amended on February 14, 2017, allows for a maximum number of shares issuable over its term of 75 million shares including 38 million shares that may be awarded in respect of awards other than options or stock appreciation rights. If any awards granted under the Plan are forfeited or are terminated before being exercised or settled for any reason other than tax forfeiture, then the shares underlying the awards will again be available under the Plan.

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2018, approximately 40.5 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2018, the only performance-based awards issued and outstanding were restricted stock awards.

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

The following table provides information on stock options outstanding and exercisable at March 31, 2018.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	6,306	5.5	$99	$28.03
Exercisable	4,439	4.4	77	26.45

The Company received cash from the exercise of stock options in the amount of $23 million during the first three months of 2018, compared with $17 million in the first three months of 2017. The tax benefit realized as a result of stock option exercises and restricted stock releases was $12 million in the first three months of 2018, compared with $14 million in the first three months of 2017.

As of March 31, 2018, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $62 million, of which $30 million (826 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.5 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2017	3,635	$32.40
Granted in 2018	918	44.12
Canceled in 2018	(56)	33.18
Vested in 2018	(980)	31.50
Restricted stock at March 31, 2018	3,517	$35.70

In February 2018, the Company granted 432 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2017 Annual Report.

12.	BENEFIT PLANS

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes $5 million of other components of net periodic pension cost and postretirement costs (other than service costs) for the three months ended March 31, 2018 and 2017, respectively. Total net periodic cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$5	$5	$7	$6	$0	$0
Interest cost	2	1	9	8	0	0
Expected return on plan assets	(2)	(1)	(7)	(6)	0	0
Amortization of net actuarial loss	0	0	4	3	0	0
Amortization of prior service cost (credit)	0	0	0	0	0	0
Net periodic (benefit) cost	$5	$5	$13	$11	$0	$0

During the three months ended March 31, 2018, Aflac Japan contributed approximately $6 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2018) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $10 million to the U.S. funded defined benefit plan.

As a result of U.S. tax reform legislation enacted in December 2017, the Company announced it would make a one-time contribution of $500 to the U.S. 401(k) plan to all employees active on December 31, 2017. This contribution was made by January 31, 2018. The Company also announced that it would increase its matching contributions to 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation. This increase became effective on January 1, 2018.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by March 31, 2018, and a majority of the tax credits will be realized over the next four years. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the three-month period ended March 31, 2018 were immaterial.

14.	SUBSEQUENT EVENTS

On April 1, 2018, the Company completed the conversion of Aflac Japan from a branch structure to a legal subsidiary. The treatment of Aflac Japan as a branch for U.S. tax purposes did not change following the completion of this conversion.

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	failure to implement the conversion of the Japan branch to a legal subsidiary

•	limited availability of acceptable yen-denominated investments

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	governmental actions for the purpose of stabilizing the financial markets

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	ongoing changes in the Company's industry

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	tax rates applicable to the Company may change

•	defaults and credit downgrades of investments

•	ability to attract and retain qualified sales associates, brokers, employees and distribution partners

•	decline in creditworthiness of other financial institutions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	decreases in the Company's financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of the Company's investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•	significant valuation judgments in determination of amount of impairments taken on the Company's investments

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2018 and 2017, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). This MD&A is divided into the following sections:

•	The Company's Business

•	Performance Highlights

•	Critical Accounting Estimates

•	Results of Operations, consolidated and by segment

•	Analysis of Financial Condition

•	Capital Resources and Liquidity

THE COMPANY'S BUSINESS
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and as a branch in Japan (Aflac Japan). The conversion of Aflac Japan from a branch to a legal subsidiary was completed on April 1, 2018, after which date the Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and through Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan). (For more information about the conversion of Aflac Japan to a legal subsidiary, see the Insurance Operations subsection of this MD&A). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac’s policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for its insurance business.

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at March 31, 2018 was 106.24, or 6.4% stronger than the spot yen/dollar exchange rate of 113.00 at December 31, 2017. The weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2018 was 108.05, or 5.1% stronger than the weighted-average yen/dollar exchange rate of 113.56 for the same period in 2017.
Total revenues were $5.5 billion in the first quarter of 2018, compared with $5.3 billion in the first quarter of 2017. Net earnings were $717 million, or $.91 per diluted share in the first quarter of 2018, compared with $592 million, or $.73 per diluted share, in the first quarter of 2017.

Results in the first quarter of 2018 included pretax net realized investment losses of $134 million, compared with net realized investment losses of $140 million in the first quarter of 2017. Net investment losses in the first quarter of 2018 included $7 million of other-than-temporary impairment losses and changes in loan loss reserves. Effective January 1, 2018 upon the adoption of new accounting guidance, changes in fair value of equity securities are recorded in earnings as a component of realized investment gains and losses. The Company reported net losses on equity securities of $46 million in the first quarter of 2018.

On February 13, 2018, the Board of Directors of the Parent Company declared a two-for-one stock split of the
Company’s common stock in the form of a 100% stock dividend payable on March 16, 2018 to shareholders of record at the close of business on March 2, 2018. The stock split was paid in the form of one additional common stock share for every share of common stock held. All equity and share-based data, including the number of shares outstanding and per share amounts, have been adjusted to reflect the stock split for all periods presented in this report.

In the first three months of 2018, the Company repurchased 6.6 million shares of its common stock in the open market for $296 million under its share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 78% of its liabilities are reported as of March 31, 2018, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that the Company has identified as critical accounting estimates during the three months ended March 31, 2018. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2017 Annual Report.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following discussion includes references to the Company's performance measures, adjusted earnings, adjusted earnings per diluted share, and amortized hedge costs, which are not calculated in accordance with U.S. GAAP. These measures exclude items that the Company believes may obscure the underlying fundamentals and trends in the Company's insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with its insurance operations. The Company's management uses adjusted earnings and adjusted earnings per diluted share to evaluate the financial performance of its insurance operations on a consolidated basis, and the Company believes that a presentation of these measures is vitally important to an understanding of its underlying profitability drivers and trends of its insurance business. The Company believes that amortized hedge costs, which are a component of adjusted earnings, measure the periodic currency risk management costs associated with hedging a portion of Aflac Japan’s U.S. dollar-denominated investments and are an important component of net investment income.

Beginning with the first quarter of 2018, the Company began utilizing the term “adjusted earnings” for the measure formerly referred to as "operating earnings" on both a pretax and after-tax basis, as well as an absolute and per-share basis. This change only pertained to the label of the measure and did not alter its definition or calculation.

Aflac defines adjusted earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. The most comparative U.S. GAAP measure is net earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs related to foreign currency denominated investments. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance.

The Company defines adjusted earnings per share (basic or diluted) to be adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The most comparable U.S. GAAP measure is net earnings per share.

Amortized hedge costs represent costs incurred in using foreign currency forward contracts to hedge the foreign exchange risk of a portion of U.S. dollar-denominated assets in the Company’s Japan segment investment portfolio. These amortized hedge costs are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate, recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs.

Because a significant portion of the Company's business is conducted in Japan and foreign exchange rates are outside of management’s control, the Company believes it is important to understand the impact of translating Japanese yen into U.S. dollars. Adjusted earnings and adjusted earnings per diluted share excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior year period, which eliminates dollar based fluctuations driven solely from currency rate changes.

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively.
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2018	2017	2018	2017
Net earnings	$717	$592	$.91	$.73
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4)	98	109.13		.14
Other and non-recurring (income) loss	29	20.04		.02
Income tax (benefit) expense on items excluded from adjusted earnings	(24)	(45)	(.03)	(.05)
Adjusted earnings	821	676	1.05	.84
Current period foreign currency impact (5)	(21)	N/A	(.03)	N/A
Adjusted earnings excluding current period foreign currency impact (6)	$800	$676	$1.02	$.84
(1) "Adjusted earnings" was formerly referred to as "operating earnings." Amounts may not foot due to rounding.
(2) Excludes amortized hedge costs of $55 and $52 for the three-month periods ended March 31, 2018, and 2017, respectively, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of adjusted earnings to conform to current year reporting. See "Hedge Costs" discussion below for further information.
(3) Amortized hedge costs in Aflac Japan were offset by derivatives entered into as part of corporate activities and resulted in a benefit of $2 for the three-month period ended March 31, 2018 which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) Excludes a gain of $17 and $21 for the three-month periods ended March 31, 2018 and 2017, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(5) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(6) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates dollar-based fluctuations driven solely from currency rate changes.

Realized Investment Gains and Losses

The Company's investment strategy is to invest primarily in fixed maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. The Company does not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of the Company's insurance products. Realized investment gains and losses include securities transactions, impairments, changes in loan loss reserves, and derivative and foreign currency activities. Effective January 1, 2018, changes in fair value of equity securities are also included in earnings as a component of realized investment gains and losses.

Securities Transactions, Impairments, and Gains (Losses) on Equity Securities

Securities transactions include gains and losses from sales and redemptions of investments where the amount received is different from the amortized cost of the investment. Impairments include other-than-temporary-impairment losses on investment securities as well as changes in loan loss reserves for loan receivables. Starting in the first quarter of 2018, gains and losses from changes in fair value of equity securities are recorded in earnings.

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include foreign currency forwards and options on certain fixed maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen; foreign currency swaps associated with certain senior notes and subordinated debentures; and foreign currency swaps and credit defaults swaps held in consolidated variable interest entities (VIEs). Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also excludes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate from adjusted earnings. Certain derivative and foreign currency gains (losses) exclude amortized hedge costs (see Hedge Cost section below) and the interest rate component of the change in fair value of foreign currency swaps on notes payable that are both included in adjusted earnings.

Hedge Costs

Effective January 1, 2017, adjusted earnings includes the impact of amortized hedge costs. Amortized hedge costs represent costs incurred in using foreign currency forward contracts to hedge the foreign exchange risk of a portion of U.S. dollar-denominated assets in the Company's Japan segment investment portfolio. These amortized hedge costs are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate, recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs.

Hedge costs can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, changes in both U.S. and Japan interest rates, and supply and demand for dollar funding. Hedge costs have increased in recent periods due to changes in the previously mentioned factors. In late 2017, the Company took steps to mitigate rising hedge costs by increasing the amount of unhedged U.S. dollar-denominated investments held in Aflac Japan and to reduce hedge cost volatility by extending hedge duration. For additional information regarding currency hedging, refer to Hedging Activities in the Analysis of Financial Condition section of this MD&A.

For additional information regarding realized investment gains and losses, including details of reported amounts for the periods presented, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

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

Based on the underlying nature of these assessments, effective January 1, 2017, the Company adopted a policy of excluding any charges associated with U.S. guaranty fund assessments and the corresponding tax benefit or expense from adjusted earnings.

For the Penn Treaty liquidation that was recognized by judicial authority in March 2017, the Company estimated and recognized a discounted liability for assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. For additional information regarding guaranty fund assessments, see Note 13 of the Notes to the Consolidated Financial Statements.

Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $29 million and $6 million for the three-month periods ended March 31, 2018 and 2017, respectively.

Tax Reform Adjustment
Among other changes, the U.S. Tax Cuts and Job Act (Tax Act) reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, the Company recognized a non-recurring estimated $1.9 billion benefit in the three-month period and full year ended December 31, 2017. While the Company believes that this estimate is reasonable, it is relying upon guidance provided by SEC Staff Accounting Bulletin No. 118 that provides a measurement period of up to one year from the enactment date of December 22, 2017 in order for the Company to complete the accounting for the effects of the Tax Act.

The estimated impact of tax reform, which was included in U.S. GAAP net income, but excluded from adjusted earnings as defined, for the year ended December 31, 2017, and is included in equity as of March 31, 2018, is a preliminary estimate and may be adjusted for the current and future periods, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company may take as a result of tax reform.

For further information about the impact of tax reform, see the Critical Accounting Estimates - Income Taxes section of MD&A and Note 10 in the Notes to the Consolidated Financial Statements in the 2017 Annual Report, and Note 9 of the Notes to the Consolidated Financial Statements in this report.

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 27.0% for the three-month period ended March 31, 2018, compared with 34.1% for the same period in 2017. The reduction in the tax rate for the three-month period ended March 31, 2018 was primarily due to the decrease in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. The impact of the Tax Act, including the Company's combined U.S. and Japanese effective income tax rate, may be adjusted in future periods due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company make take as a result of the Tax Act.

INSURANCE OPERATIONS

Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. Operating business segments that are not individually reportable and business activities, including reinsurance retrocession activities, not included in the Aflac Japan or Aflac U.S. are included in the "Corporate and other" category.

On December 2, 2016, the Company publicly announced that it would pursue the conversion of Aflac Japan from a branch structure to a subsidiary structure, with the subsidiary incorporated as a “Kabushiki Kaisha,” or Japanese stock corporation. The conversion was completed on April 1, 2018. While the branch structure remains an acceptable legal form, the subsidiary structure has emerged as the more prevalent structure for both domestic and foreign companies operating in Japan. In addition, emerging global regulatory standards generally favor the subsidiary structure for foreign insurance and financial service companies. The adoption of this new organizational framework is expected to be tax-neutral and not to have a material impact on the daily operations of either Aflac Japan or Aflac U.S. as a result of this conversion. In addition, the Company expects to obtain enhanced flexibility in capital management and business development as a result of the conversion. Effective January 1, 2018, investments of Aflac U.S. as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement between Aflac Japan and the Company's asset management subsidiary in Japan, Aflac Asset Management Japan Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. Beginning with the first quarter of 2018, AAM and AAMJ are reported in the "Other business segments" category; however, the assets that they manage will be reported in the respective Aflac Japan and Aflac U.S. business segments. Effective April 1, 2018, Aflac Life Insurance Japan Ltd., a Japanese stock corporation, has assumed the business of Aflac Japan. The Parent Company had also formed wholly-owned U.S. subsidiary Aflac Holdings LLC, which is the parent company of Aflac Life Insurance Japan Ltd.

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

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Adjusted Earnings
Changes in Aflac Japan’s pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2018	2017
Net premium income	$3,263	$3,194
Net investment income:
Yen-denominated investment income	331	323
U.S. dollar-denominated investment income	312	286
Net investment income	643	609
Amortized hedge costs related to foreign currency denominated investments	55	52
Net investment income, less amortized hedge costs	588	557
Other income (loss)	12	10
Total adjusted revenues	3,863	3,761
Benefits and claims, net	2,294	2,288
Adjusted expenses:
Amortization of deferred policy acquisition costs	168	154
Insurance commissions	190	184
Insurance and other expenses	393	366
Total adjusted expenses	751	704
Total benefits and expenses	3,045	2,992
Pretax adjusted earnings(1)	$818	$769
Weighted-average yen/dollar exchange rate	108.05	113.56

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Net premium income	2.2%	.5%	(2.6)%	(1.1)%
Net investment income, less amortized hedge costs	5.6	(5.4)	.0	(6.3)
Total adjusted revenues	2.7	(.4)	(2.2)	(1.9)
Pretax adjusted earnings(1)	6.4	(4.7)	.9	(5.6)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings.
In yen terms, Aflac Japan's net premium income decreased in the three-month period ended March 31, 2018, with growth in third sector premium more than offset by an anticipated reduction in first sector premium due to savings products reaching premium paid-up status. In dollar terms, net investment income, net of amortized hedge costs, increased largely due to higher-yielding U.S. dollar investments.
Annualized premiums in force decreased 2.7% to 1.54 trillion yen as of March 31, 2018, compared with 1.59 trillion yen as of March 31, 2017. The decrease in annualized premiums in force in yen was driven primarily by limited-pay policies becoming paid-up during the year. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $14.5 billion at March 31, 2018, compared with $14.1 billion a year ago.

Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total operating revenues, and pretax adjusted earnings in yen terms.
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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(2)
	Three Months		Three Months
	2018	2017	2018	2017
Net investment income, less amortized hedge costs	.0%	(6.3)%	2.7%	(5.5)%
Total adjusted revenues	(2.2)	(1.9)	(1.8)	(1.8)
Pretax adjusted earnings(1)	.9	(5.6)	2.7	(5.1)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings.
(2) Amounts excluding foreign currency impact on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total revenues:	2018	2017
Benefits and claims, net	59.4%	60.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.4	4.1
Insurance commissions	4.9	4.9
Insurance and other expenses	10.2	9.7
Total adjusted expenses	19.5	18.7
Pretax adjusted earnings(1)	21.1	20.5
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings.

In the three-month period ended March 31, 2018, the benefit ratio decreased, compared with the same respective period in the prior year, primarily due to the change in mix of first and third sector business as first sector products become paid-up and a de-emphasis on sales of first sector savings products, as well as continued favorable claims experience. In the three-month period ended March 31, 2018, the operating expense ratio increased primarily due to lower premium income impacted by first sector products becoming paid-up, however expenses incurred remained consistent. In total, the pretax operating profit margin increased in the three-month period ended March 31, 2018, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For the full year of 2018, the Company anticipates the Aflac Japan pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) to remain stable.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2018	2017	2018	2017
New annualized premium sales	$178	$194	19.2	22.1
Increase (decrease) over prior period	(8.6)%	(28.3)%	(13.0)%	(29.2)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2018	2017
Cancer	55.5%	50.2%
Medical	34.0	36.8
Income support	2.1	2.0
Ordinary life:
WAYS	.5	.6
Child endowment	.5	.9
Other ordinary life (1)	6.3	8.3
Other	1.1	1.2
Total	100.0%	100.0%
(1) Includes term and whole life
The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis decreased 10.4% during the first quarter of 2018, compared with the same respective period in 2017. As expected, third sector sales faced difficult comparisons, due in part to the launch of Aflac Japan's refreshed medical insurance product in the first quarter of 2017 and the planned introduction of the new cancer insurance product following the completion of the Aflac Japan branch conversion. Aflac Japan has been focusing more on promotion of cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio.
Independent corporate agencies and individual agencies contributed 43.3% of total new annualized premium sales for Aflac Japan in the first quarter of 2018, compared with 47.3% for the same period in 2017. Affiliated corporate agencies, which include Japan Post, contributed 52.0% of total new annualized premium sales in the first quarter of 2018, compared with 44.7% in the first quarter of 2017. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. During the three-month period ended March 31, 2018, Aflac Japan recruited 28 new sales agencies. At March 31, 2018, Aflac Japan was represented by more than 10,600 sales agencies, with approximately 109,000 licensed sales associates employed by those agencies.
At March 31, 2018, Aflac Japan had agreements to sell its products at 372 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 4.7% of new annualized premium sales in the first quarter of 2018 for Aflac Japan, compared with 8.0% during the first quarter of 2017.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of JGBs and public and private fixed maturity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loans, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2018	2017
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$3,187	$2,541
Other fixed maturity securities	412	538
Equity securities	99	149
Total yen-denominated	$3,698	$3,228

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$40	$58
Infrastructure debt	0	30
Bank loans (1)	180	0
Equity securities	41	7
Other investments:
Transitional real estate loans	1,570	0
Commercial mortgage loans	13	48
Middle market loans	117	97
Limited partnerships	127	0
Total dollar-denominated	$2,088	$240
Total Aflac Japan purchases	$5,786	$3,468
(1) In 2017, represents funding made to unit trust structures

Aflac Japan's yen-denominated private placement portfolio had declined over the last several years as a result of call and maturity activity and no reinvestment activity. However, beginning in 2016 Aflac Japan began to selectively purchase yen-denominated private placements. In the first three months of 2018, Aflac Japan purchased $162 million of yen-denominated private placements, after purchasing $1.1 billion for the full year of 2017.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2018	2017
Total purchases for the period (in millions) (1)	$5,659	$3,468
New money yield (1), (2)	2.54%	1.21%
Return on average invested assets (3)	2.26	2.36
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.55%	2.57%
(1) Includes fixed maturity securities, loan receivables, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended March 31, 2018 was primarily due to increased allocations to higher yielding U.S. dollar denominated asset classes.

See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2018	2017
Net premium income	$1,427	$1,390
Net investment income	175	178
Other income	2	1
Total adjusted revenues	1,604	1,569
Benefits and claims	697	710
Adjusted expenses:
Amortization of deferred policy acquisition costs	146	140
Insurance commissions	147	145
Insurance and other expenses	277	264
Total adjusted expenses	570	549
Total benefits and expenses	1,267	1,259
Pretax adjusted earnings(1)	$337	$310
Percentage change over previous period:
Net premium income	2.7%	1.7%
Net investment income	(1.7)	2.0
Total adjusted revenues	2.2	1.7
Pretax adjusted earnings(1)	8.7	(6.7)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings.
Annualized premiums in force increased 2.7% to $6.0 billion at March 31, 2018, compared with $5.9 billion at March 31, 2017.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total revenues:	2018	2017
Benefits and claims	43.5%	45.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.1	8.9
Insurance commissions	9.2	9.2
Insurance and other expenses	17.3	17.0
Total adjusted expenses	35.6	35.1
Pretax adjusted earnings(1)	21.0	19.7
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings.
The benefit ratio in the three-month period ended March 31, 2018 decreased when compared with the same period in 2017 primarily due to slightly elevated lapses of older individual cancer policies and a few other, primarily cancer, reserve adjustments. For the three-month period ended March 31, 2018, the operating expense ratio increased compared with the same period in 2017, primarily due to planned spending increases reflecting elevated investments in the platform. The pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) increased slightly for the three-month period ended March 31, 2018, compared with the same period in 2017. For the full year of 2018, the Company expects benefit ratios to be relatively stable to 2017 levels, and expects somewhat higher expense ratios reflecting further investments in its U.S. platform. Note that all of these ratios-to-revenue reflect reduced net investment income due to the Company's planned drawdown of excess capital to lower Risk-Based Capital (RBC) ratios. (See the Capital Resources and Liquidity section of this MD&A for further discussion of the planned reduction of RBC.)
Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2018	2017
New annualized premium sales	$335	$333
Increase (decrease) over prior period	.6%	1.7%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2018	2017
Accident	29.3%	29.2%
Short-term disability	23.0	25.0
Critical care(1)	22.1	20.8
Hospital indemnity	14.9	13.8
Dental/vision	5.3	5.8
Life	5.4	5.4
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, increased .6%; short-term disability sales decreased 7.9%; critical care insurance sales (including cancer insurance) increased 6.2%; and hospital indemnity insurance sales increased 9.8% in the first quarter of 2018, compared with the same period in 2017.

The addition of group products has expanded Aflac U.S.'s reach and enabled Aflac U.S. to generate more sales opportunities with larger employers and through broker and sales agent channels. The Company anticipates that the appeal of Aflac U.S. group products will continue to enhance opportunities to connect with larger businesses and their employees. The Aflac U.S. portfolio of group and individual products offers businesses the opportunity to give their employees a more valuable and comprehensive selection of benefit options.

In the first quarter of 2018, the Aflac U.S. sales force included approximately 8,300 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

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

The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan as a branch has the effect of subjecting the earnings of Aflac Japan to Japan taxation and subjecting the Company's other earnings, including the consolidated earnings of the Parent

Company, to U.S. taxation. The treatment of Aflac Japan as a branch for U.S. tax purposes did not change following the completion of its conversion from a branch structure to a subsidiary structure for legal purposes on April 1, 2018.

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

The Tax Act changes became effective on January 1, 2018. However, because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded, as its current reasonable estimate, a net deferred tax liability reduction of $1.9 billion as of that date. For information on the effects of the Tax Act during the period ended December 31, 2017, see Note 10 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report. For information on the conversion of Aflac Japan from a branch to a subsidiary, see General Business under Item 1, Business, in the 2017 Annual Report and the Insurance Operations subsection of this MD&A.

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

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The FIO does not directly regulate the insurance industry, but under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the federal government, subject to certain requirements and restrictions. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers. The President and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. The Company cannot predict with any degree of certainty what impact, if any, such proposals will have on Aflac's business, financial condition, or results of operations.

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

As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. has been investing in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loan receivables.

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2018	2017
Fixed maturity securities:
Other fixed maturity securities	$119	$260
Infrastructure debt	16	5
Equity securities	23	2
Other investments:
Transitional real estate loans	73	0
Middle market loans	31	51
Limited partnerships	23	0
Total Aflac U.S. Purchases	$285	$318

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2018	2017
Total purchases for period (in millions) (1)	$262	$318
New money yield (1), (2)	4.69%	4.33%
Return on average invested assets (3)	5.04	4.99
Portfolio book yield, end of period (1)	5.52%	5.56%
(1) Includes fixed maturity securities, loan receivables, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three-month period ended March 31, 2018 was primarily due to increases in U.S. interest rates as well as increased allocations to higher yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

In the first quarter of 2018, total revenue increased 17.9% to $79 million, reflecting an increase in net investment income of $14 million primarily generated by assets transferred as part of the drawdown of excess capital in the U.S. Pretax adjusted earnings were a loss of $46 million, compared with a loss of $52 million a year ago.

ANALYSIS OF FINANCIAL CONDITION
The Company's financial condition has remained strong in the functional currencies of its operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.

Investments

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. has been investing in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans.

The following table details investments by segment.

Investments by Segment

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Available for sale, fixed maturity securities, at fair value (1)	$74,587	$69,338	$13,081	$13,606
Held to maturity, fixed maturity securities, at amortized cost	33,377	31,430	0	0
Equity securities (1)	895	868	149	92
Other investments:
Transitional real estate loans	2,461	986	258	249
Commercial mortgage loans	776	767	141	141
Middle market loans	622	527	335	332
Policy loans	215	198	12	12
Short-term investments	0	57	0	0
Other	199	98	46	31
Total other investments	4,273	2,633	792	765
Total investments	113,132	104,269	14,022	14,463
Cash and cash equivalents	1,399	636	1,254	1,011
Total investments and cash (2)	$114,531	$104,905	$15,276	$15,474
(1) Includes perpetual securities
(2) Excludes investments and cash held by the Parent Company and other business segments of $2,864 in 2018 and $3,280 in 2017

Cash and cash equivalents totaled $4.1 billion, or 3.1% of total investments and cash, as of March 31, 2018, compared with $3.5 billion, or 2.8%, at December 31, 2017. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

In 2017, Aflac U.S. became a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member, Aflac U.S. can obtain access to low-cost funding and also receive dividends on FHLB stock. Additional FHLB stock purchases are required based upon the amount of funds borrowed from the FHLB. Aflac U.S. will be required to post acceptable forms of collateral for any borrowings it makes from the FHLB. The FHLB stock purchased by the Company is classified as a restricted investment and is included in other investments in the consolidated balance sheets.

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

The distributions of debt securities the Company owns, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.0%	1.0%	.9%
AA	3.8	3.8	3.9	4.0
A	67.5	68.9	65.8	66.9
BBB	22.9	21.9	24.0	23.3
BB or lower	4.7	4.4	5.3	4.9
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2018, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2018.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	B	$144	$97	$(47)
Noble Holdings International Ltd.	CCC	100	62	(38)
AXA	BBB	304	274	(30)
The Sultanate of Oman	BBB	329	302	(27)
Time Warner Cable Inc.	BBB	123	105	(18)
Microsoft Corp.	AAA	234	217	(17)
Baker Hughes Inc.	A	124	108	(16)
Chevron Corp.	AA	181	166	(15)
Weatherford Bermuda	CCC	49	35	(14)
Kraft Heinz Co.	BBB	139	125	(14)

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. As the Company believes these issuers have the ability to continue making timely payments of principal and interest, the Company views these changes in fair value to be temporary and does not believe it is necessary to impair the carrying value of these securities. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions and other corporate investments.

Below-Investment-Grade Securities

The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure.

Below-Investment-Grade Investments

	March 31, 2018
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Republic of South Africa	$471	$471	$500	$29
Investcorp Capital Limited	398	398	413	15
Navient Corp.	312	165	241	76
KLM Royal Dutch Airlines	282	207	246	39
Republic of Tunisia	254	149	182	33
Barclays Bank PLC	188	116	171	55
Telecom Italia SpA	188	188	252	64
Generalitat de Catalunya	151	56	146	90
Transnet	141	141	143	2
Diamond Offshore Drilling Inc.	123	144	97	(47)
IKB Deutsche Industriebank AG	122	52	111	59
Alcoa, Inc.	100	89	104	15
Noble Holdings International Ltd.	94	100	62	(38)
Petrobras International Finance Company	84	87	85	(2)
EMC Corp.	80	82	74	(8)
Teva Pharmaceuticals	76	76	67	(9)
Teck Resources Ltd.	70	79	67	(12)
Transocean Inc.	68	73	60	(13)
CF Industries Inc.	60	60	58	(2)
Nabors Industries Inc.	59	57	60	3
National Gas Co. Trinidad and Tobago	52	50	54	4
Votorantim Overseas Trading IV Ltd.	50	49	54	5
Other Issuers (below $50 million in par value)	280	274	258	(16)
Subtotal (1)	3,703	3,163	3,505	342
Senior secured bank loans	1,652	1,712	1,654	(58)
High yield corporate bonds	528	544	527	(17)
Middle market loans, net of reserves (2)	970	957	956	(1)
Grand Total	$6,853	$6,376	$6,642	$266
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities (1)	$88,739	$99,449	$81,454	$93,025
Equity securities (1)	1,092	1,092	831	1,006
Total publicly issued	89,831	100,541	82,285	94,031
Privately issued securities: (2)
Fixed maturity securities (1)	26,245	30,052	25,108	29,360
Equity securities (1)	16	16	15	17
Total privately issued	26,261	30,068	25,123	29,377
Total investment securities	$116,092	$130,609	$107,408	$123,408
(1) Includes perpetual securities
(2) Includes Rule 144A securities

The Company held $1,845 million and $1,789 million of perpetual securities at fair value ($1,577 million and $1,462 million at amortized cost) as of March 31, 2018 and December 31, 2017, respectively. The perpetual securities the Company holds were largely issued by banks that are systemically important to the financial markets of the sovereign country of domicile of the issuer. Generally, the Company believes regulatory changes made in the banking industry following the Global Financial Crisis and the European Sovereign Crisis, including increased capital and liquidity requirements and a reduction of business risk, have improved overall bank creditworthiness. However, bank capital securities may be subject to varying bail-in/resolution regimes in their home countries, which may include conversion or write-down provisions when bank regulators determine that the institution has reached the point of non-viability. Such actions could result in lower cash flows and ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase the Company’s regulatory capital requirements. These factors are an integral part of the Company's credit review process.

The following table details the Company's privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	March 31, 2018	December 31, 2017
Privately issued securities as a percentage of total investment securities	22.6%	23.4%
Privately issued securities held by Aflac Japan	$23,468	$22,354
Privately issued securities held by Aflac Japan as a percentage of total investment securities	20.2%	20.8%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2018	December 31, 2017
Privately issued reverse-dual currency securities	$6,030	$5,669
Publicly issued collateral structured as reverse-dual currency securities	1,478	1,390
Total reverse-dual currency securities	$7,508	$7,059
Reverse-dual currency securities as a percentage of total investment securities	6.5%	6.6%
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

Hedging Activities

Aflac Japan’s U.S. Dollar-Denominated Investments

Most of Aflac Japan's cash, investments, and liabilities are yen-denominated. However, Aflac Japan also owns U.S. dollar-denominated investments, a portion of which Aflac Japan hedges with foreign currency forwards and options. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan.

	March 31, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans) (1)	$20,329	$20,928	$19,622	$21,863
Fixed maturity securities - bank loans (floating rate)	1,930	1,858	1,936	1,865
Equity securities (1)	185	185	147	173
Other investments:
Transitional real estate loans (floating rate)	2,461	2,470	986	984
Commercial mortgage loans	776	751	767	753
Middle market loans (floating rate)	622	625	527	530
Alternative investments	199	199	97	97
Total U.S. dollar-denominated investments in Aflac Japan	$26,502	$27,016	$24,082	$26,265
(1) Includes perpetual securities

As of March 31, 2018, Aflac Japan had $9.9 billion outstanding notional amounts of foreign currency forwards and $9.4 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments, resulting in the unhedged fair value of the U.S. dollar Japan portfolio of $15.0 billion, excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash settlements of $1 million and $163 million for the three-month periods ended March 31, 2018 and 2017, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and the Risk Factor sections titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2017 Annual Report. For discussion of the Company’s view on the stressed economic surplus in Aflac Japan, refer to the Investments subsection within Item 1., Business, in the 2017 Annual Report.

The following table presents metrics related to hedge costs for the periods ended March 31.

Hedge Cost Metrics(1)

	Three Months
	2018	2017
FX forward notional at end of period (in billions of dollars)(2)	9.9	10.7
Weighted average original tenor (in months)(3)	30.9	27.4
Weighted average remaining tenor (in months)(4)	23.6	23.8
Annualized amortized hedge costs (in basis points)(5)	225	184
Amortized hedge costs for period (in millions of dollars)	(55)	(52)
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

Net Investment Hedge
The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Company has taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan. Second, the Company has designated the majority of the Parent Company’s yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of the Company's net investment in Aflac Japan. The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2018 and 2017, respectively.
For the hedge of the Company's net investment in Aflac Japan, the Company has designated certain of the Parent Company's yen-denominated liabilities and foreign currency forwards and options as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.4 billion as of March 31, 2018, with hedging instruments comprised completely of yen-denominated debt, compared with a hedge of $1.8 billion as of December 31, 2017, with hedging instruments comprised of $1.4 billion of yen-denominated debt and $.4 billion of foreign currency forwards and options.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2018	December 31, 2017	% Change
Aflac Japan	$6,577	$6,150	6.9%	(1)
Aflac U.S.	3,356	3,355	0.0
Total	$9,933	$9,505	4.5%
(1)Aflac Japan’s deferred policy acquisition costs increased .5% in yen during the three months ended March 31, 2018.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2018	December 31, 2017	% Change
Aflac Japan	$95,351	$89,132	7.0%	(1)
Aflac U.S.	10,692	10,625	.6
Other	160	138	15.9
Intercompany eliminations(2)	(804)	(748)	7.5
Total	$105,399	$99,147	6.3%
(1) Aflac Japan’s policy liabilities increased .6% in yen during the three months ended March 31, 2018.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $5.4 billion at March 31, 2018, compared with $5.3 billion at December 31, 2017.

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for additional information on the Company's notes payable.

Benefit Plans
Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 12 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac provides the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac to Parent Company

(In millions)	2018	2017
Dividends declared or paid by Aflac	$100	$400
Management fees paid by Aflac	96	80

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

As of March 31, 2018, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 8 of the Notes to the Consolidated Financial Statements.

As part of the FHLB financing arrangement as discussed previously in the Analysis of Financial Condition section of this MD&A, Aflac U.S. borrowed and repaid $52 million during the first quarter of 2018.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2018. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2018	2017
Operating activities	$1,238	$1,757
Investing activities	(199)	(1,527)
Financing activities	(473)	(876)
Exchange effect on cash and cash equivalents	23	(8)
Net change in cash and cash equivalents	$589	$(654)
Operating Activities
The following table summarizes operating cash flows by source for the three-month periods ended March 31.

(In millions)	2018	2017
Aflac Japan	$1,062	$1,311
Aflac U.S. and other operations	176	446
Total	$1,238	$1,757
Investing Activities
Operating cash flow is primarily used to purchase investments to meet future policy obligations. The following table summarizes investing cash flows by source for the three-month periods ended March 31.

(In millions)	2018	2017
Aflac Japan	$181	$(1,191)
Aflac U.S. and other operations	(380)	(336)
Total	$(199)	$(1,527)

The significant increase in cash inflows associated with Aflac Japan is driven by the inflows associated with cash collateral received from securities lending activities of over $4 billion which is only partially offset by the investment purchases of bonds and other investments.

Prudent portfolio management dictates that the Company attempts to match the duration of its assets with the duration of its liabilities. Currently, when the Company's fixed maturity securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of the Company's business and its strong cash flows provide the Company with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, the Company disposes of selected fixed maturity securities that are available for sale to improve the duration matching of assets and liabilities, improve future investment yields, and/or re-balance its portfolio. As a result, dispositions before maturity can vary significantly from year to year.

Financing Activities

Consolidated cash used by financing activities was $473 million in the first three months of 2018, compared with consolidated cash used by financing activities of $876 million for the same period of 2017.

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of March 31, 2018, for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2018.

Cash returned to shareholders through dividends and treasury stock purchases was $491 million during the three-month period ended March 31, 2018, compared with $776 million during the three-month period ended March 31, 2017.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2018	2017
Treasury stock purchases	$296	$1,220
Number of shares purchased:
Open market	6,640	16,986
Other	315	288
Total shares purchased	6,955	17,274

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2018	2017
Stock issued from treasury:
Cash financing	$14	$22
Noncash financing	15	28
Total stock issued from treasury	$29	$50
Number of shares issued	788	790

During the first three months of 2018, the Company repurchased 6.6 million shares of its common stock for $296 million as part of its share repurchase program. As of March 31, 2018, a remaining balance of 91.4 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase a total of $1.1 billion to $1.4 billion of its common stock in 2018, assuming stable capital conditions and the absence of compelling alternatives.

Cash dividends paid to shareholders were $.26 per share in the first quarter of 2018, compared with $.22 per share in the first quarter of 2017. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2018	2017
Dividends paid in cash	$195	$166
Dividends through issuance of treasury shares	8	7
Total dividends to shareholders	$203	$173

In April 2018, the board of directors declared the second quarter cash dividend of $.26 per share, an increase of 18.2% compared with the same period in 2017. The dividend is payable on June 1, 2018 to shareholders of record at the close of business on May 23, 2018.

Regulatory Restrictions

Aflac and CAIC are domiciled in Nebraska and are subject to its regulations. Subsequent to the Japan branch conversion to a subsidiary, Aflac Japan is domiciled in Japan and subject to local regulations. See further discussion below. A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York, the domiciliary jurisdiction of Aflac's New York insurance subsidiary.

The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2018, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. The U.S. Tax Act will have a negative impact on Aflac's U.S.-only RBC ratio. This reduction occurs as a result of writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained.

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

In addition to limitations and restrictions imposed by U.S. insurance regulators, after the Japan branch conversion as of April 1, 2018, the new Japan subsidiary is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is defined as retained earnings plus other capital reserve less net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the solvency margin ratio (SMR). Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. (See Notes 7 and 8 of the Notes to the Consolidated Financial Statements for additional information.)

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criteria relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available-for-sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.)

As of March 31, 2018, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As part of the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018, the Company expects an accounting-driven decline in the SMR of approximately 130 points, based on the SMR as of December 31, 2017. Subject to regulatory approval, the Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees and to Aflac U.S. for allocated expenses and remittances of earnings. The following table details Aflac Japan remittances for the three-month periods ended March 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2018	2017
Aflac Japan management fees paid to Parent Company	$40	$28
Expenses allocated to Aflac Japan (in dollars)	8	32
Aflac Japan profit remittances to Aflac U.S. (in dollars)	312	275
Aflac Japan profit remittances to Aflac U.S. (in yen)	33.4	31.3
The Company had foreign exchange forwards and options as part of an economic hedge of foreign exchange risk on 30.0 billion yen of profit repatriation received from Aflac Japan in the first quarter of 2018, resulting in $2 million more funds received when the yen were exchanged into dollars relative to what would have been received at the then-current exchange rate.
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in the 2017 Annual Report.
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

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2017 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2017 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of the new and revised internal controls related to the implementation of the upgrade to a newer version of the Company's financial accounting and reporting consolidation system effective January 2018. The Company's management believes that the implementation of this system has improved and enhanced its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2017, three former independent sales contractors filed a shareholders derivative complaint in the U.S. District Court for the Southern District of New York naming the Parent Company as nominal defendant and the Parent Company’s Chairman and Chief Executive Officer, several of its directors, and a former officer and director as defendants. The complaint alleges breaches of fiduciary duty, misstatements and omissions in the Company’s public disclosures, and insider trading. The Company’s Board of Directors had previously established a special litigation committee (SLC) in July 2017 to investigate certain allegations underlying the derivative action. The SLC issued a report of its investigation in September 2017 and another report in February 2018, each of which determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. An amended complaint was filed on January 31, 2018. On February 12, 2018, this litigation was transferred to the U.S. District Court for the Middle District of Georgia. The Company has filed a motion to dismiss based upon the conclusions of the special committee in its reports. The SLC issued a third report of its investigation in May 2018 regarding certain additional allegations raised in the amended complaint, in which the SLC also determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. The Company believes the outcome of this litigation will not have a material adverse effect on its financial position, results of operation or cash flows.

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

The following should be read in conjunction with and supplements and amends the risk factors that may affect the
Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Failure to implement the planned conversion of the Japan branch to a legal subsidiary could adversely affect the Company's business, results of operations, or financial position.

The implementation of the Japan branch conversion to a legal subsidiary, which the Company executed in the second quarter of 2018, is a complex undertaking and involves a number of risks, including information technology-related delays and problems, personnel loss, regulatory law changes, legal and regulatory requirements, changes to the Company's operations, and management distraction. The transaction may entail modifications of certain aspects of the Company's operations, which could result in additional costs or reduce net earnings. Any of these risks, if realized, could result in a material adverse effect on the Company's business, results of operations or financial condition.

The Japan branch conversion is conditioned on the continued validity of a private letter ruling that the Company received from the U.S. Internal Revenue Service (IRS). Notwithstanding the receipt of the private letter ruling, the IRS could determine that the Japan branch conversion should be treated as a taxable transaction. For example, the IRS could conclude that the representations, assumptions and covenants on which the private letter ruling is based are untrue or not accurate. If the IRS made such a conclusion, the Japan branch conversion could be treated as a taxable transaction, and the Company could incur significant U.S. federal income tax liabilities or litigation costs to defend the tax treatment by the IRS.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business.

The Company stores confidential policyholder, employee, agent, and other proprietary information on its information technology systems. In addition, the Company depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond the Company's control. Additionally, design flaws may exist in certain systems, processes, software, or configurations that in turn may result in system failure, data corruption, or compromise. Despite the Company's implementation of a variety of security measures to defend against threats incurred on a daily basis, its information technology and other systems, as well as those of third party providers and participants in the Company’s distribution channels, have been and will likely continue to be subject to physical or electronic break-ins, unauthorized tampering, security breaches or other cyber-attacks, resulting in a failure to maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers and prospective customers, or in the misappropriation of the Company's intellectual property or proprietary information.

From time to time, the Company, its third party providers and participants in the Company’s distribution channels have experienced and will likely continue to experience such events. Although the minor data leakage issues the Company has experienced to date have not had a material effect on its business, there is no assurance that the Company's security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-attacks. Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by the Company or others, including third party providers and participants in the company’s distribution channels, could delay or disrupt the Company's ability to do business and service its customers, seriously harm the Company's brand and reputation as well as the Company's ability to compete effectively, subject it to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect the Company's business. In addition, the costs to address or remediate system interruptions or security threats and vulnerabilities, whether before or after an incident, could be significant.

While the Company continues to invest in the infrastructure of its data security programs, the Company, as well as its third party providers and participants in the Company’s distribution channels, have been, and will likely continue to be, the target of unauthorized access, social engineering, phishing, cyber-attacks, web application attacks, computer viruses or other malicious codes, or other computer-related penetrations. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable and insurance may not be sufficient to protect the Company against all losses. As a result, events such as these could adversely affect the Company's financial condition or results of operation.

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

The Company relies on third parties, and in some cases subcontractors, to provide information technology and data services. It also relies on various parties in its distribution channels including agencies, banks and Japan Post in Japan, as well as sales associates and brokers in the United States, to provide services to prospective and existing customers. Although the Company provides for appropriate protections through its contracts and performs information security risk assessments of its third-party service providers and business associates, the Company still has limited control over their actions and practices. In addition, despite the security measures the Company has in place to ensure compliance with applicable laws and rules, the Company's facilities and systems, and those of the Company's third-party providers and participants in its distribution channels may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. From time to time, the Company, its third party providers and participants in the Company’s distribution channels have experienced and will likely continue to experience such events. In such cases, notification to affected individuals, state and federal regulators, state attorneys general and media may be required, depending upon the number of affected individuals and whether personal information including health or financial data was subject to unauthorized access.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2018, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,370,284		$44.31	2,370,284	95,626,488
February 1 - February 28	2,349,600		44.70	2,349,600	93,276,888
March 1 - March 31	1,937,161		44.49	1,920,400	91,356,488
Total	6,657,045	(2)	$44.50	6,640,284	91,356,488	(1)
(1)The total remaining shares available for purchase at March 31, 2018, consisted of 11,356,488 shares related to an 80,000,000 share repurchase authorization by the board of directors announced in 2015 and 80,000,000 shares related to an 80,000,000 share repurchase authorization by the board of directors announced in 2017.
(2)During the first three months of 2018, 16,761 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

10.1	-	Notice of time based restricted stock unit and restricted stock unit agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.2	-	2017 Notice of performance based restricted stock and restricted stock award agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012.
10.3	-	Notice of time based restricted stock unit and restricted stock unit agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.4	-	2018 Notice of performance based restricted stock and restricted stock award agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.5	-	Aflac Incorporated Employment Agreement with Charles D. Lake II, dated January 1, 2018.
10.6	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015.
15	-	Letter from KPMG LLP regarding unaudited interim financial information.
31.1	-	Certification of CEO dated May 3, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated May 3, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated May 3, 2018, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.(1)
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

May 3, 2018	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

May 3, 2018	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer