Form 10-Q
period 2018-06-30
AFLAC INC
filed 2018-08-03
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 26, 2018
Common Stock, $.10 Par Value	767,800,258

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2018

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2018, and 2017, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aflac Incorporated:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2018, the related consolidated statements of earnings, and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017, the related consolidated statements of shareholders' equity, and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Atlanta, Georgia
August 3, 2018

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2018	2017	2018	2017
Revenues:
Net premiums, principally supplemental health insurance	$4,706	$4,665	$9,450	$9,303
Net investment income	862	802	1,699	1,596
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(5)	(9)	(12)	(19)
Other gains (losses) (1)	8	(47)	(119)	(177)
Total realized investment gains (losses)	3	(56)	(131)	(196)
Other income (loss)	18	17	36	34
Total revenues	5,589	5,428	11,054	10,737
Benefits and expenses:
Benefits and claims, net	3,031	3,039	6,073	6,091
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	303	283	617	577
Insurance commissions	338	335	676	664
Insurance and other expenses	732	665	1,463	1,339
Interest expense	54	61	111	122
Total acquisition and operating expenses	1,427	1,344	2,867	2,702
Total benefits and expenses	4,458	4,383	8,940	8,793
Earnings before income taxes	1,131	1,045	2,114	1,944
Income taxes	299	332	564	639
Net earnings	$832	$713	$1,550	$1,305
Net earnings per share:
Basic	$1.08	$.90	$2.00	$1.64
Diluted	1.07	.89	1.98	1.62
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	772,949	792,865	775,734	797,536
Diluted	777,807	798,695	780,814	803,391
Cash dividends per share	$.26	$.22	$.52	$.43
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2018	2017	2018		2017
Net earnings	$832	$713	$1,550		$1,305
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(493)	9	332		383
Unrealized gains (losses) on fixed maturity securities: (1)
Unrealized holding gains (losses) on fixed maturity securities during period	(506)	1,075	(2,233)	(2)	549
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	28	1	26		17
Unrealized gains (losses) on derivatives during period	(2)	(2)	4		1
Pension liability adjustment during period	2	0	0		(2)
Total other comprehensive income (loss) before income taxes	(971)	1,083	(1,871)		948
Income tax expense (benefit) related to items of other comprehensive income (loss)	(138)	314	(469)	(2)	177
Other comprehensive income (loss), net of income taxes	(833)	769	(1,402)		771
Total comprehensive income (loss)	$(1)	$1,482	$148		$2,076
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
(2) Amounts have been corrected to exclude the cumulative effects of changes in accounting principles for financial instruments and the tax effects from tax reform as identified in the rollforward of Accumulated Other Comprehensive Income within the Consolidated Statements of Shareholder’s Equity.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturity securities (amortized cost $74,443 in 2018 and $70,594 in 2017) (1)	$80,679	$78,804
Fixed maturity securities - consolidated variable interest entities (amortized cost $4,492 in 2018 and $4,538 in 2017) (1)	5,202	5,509
Securities held to maturity, at amortized cost:
Fixed maturity securities (fair value $37,956 in 2018 and $38,072 in 2017)	31,259	31,430
Equity securities, at fair value:
Equity securities (1)	348	270
Equity securities - consolidated variable interest entities	755	753
Other investments (2)	5,831	3,402
Cash and cash equivalents	3,847	3,491
Total investments and cash	127,921	123,659
Receivables	892	827
Accrued investment income	769	769
Deferred policy acquisition costs	9,740	9,505
Property and equipment, at cost less accumulated depreciation	448	434
Other (3)	2,216	2,023
Total assets	$141,986	$137,217
(1) Includes perpetual securities, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements
(2) Includes $4,586 in 2018 and $2,341 in 2017 of loan receivables and limited partnerships from consolidated variable interest entities
(3) Includes $202 in 2018 and $151 in 2017 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	June 30, 2018 (Unaudited)	December 31, 2017
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$85,046	$81,857
Unpaid policy claims	4,524	4,392
Unearned premiums	5,600	5,959
Other policyholders’ funds	7,140	6,939
Total policy liabilities	102,310	99,147
Income taxes	4,069	4,745
Payables for return of cash collateral on loaned securities	3,712	606
Notes payable	5,315	5,289
Other (4)	2,780	2,832
Total liabilities	118,186	112,619
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2018 and 2017; issued 1,347,061 shares in 2018 and 1,345,762 shares in 2017	135	135
Additional paid-in capital	2,117	2,052
Retained earnings	30,809	29,895
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,766)	(1,750)
Unrealized gains (losses) on fixed maturity securities (5)	4,836	5,964
Unrealized gains (losses) on derivatives	(23)	(23)
Pension liability adjustment	(195)	(163)
Treasury stock, at average cost	(12,113)	(11,512)
Total shareholders’ equity	23,800	24,598
Total liabilities and shareholders’ equity	$141,986	$137,217
(4) Includes $92 in 2018 and $128 in 2017 of derivatives from consolidated variable interest entities
(5) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Six Months Ended June 30,
(In millions - Unaudited)	2018	2017
Common stock:
Balance, beginning of period	$135	$135
Balance, end of period	135	135
Additional paid-in capital:
Balance, beginning of period	2,052	1,908
Exercise of stock options	21	28
Share-based compensation	25	24
Gain (loss) on treasury stock reissued	19	20
Balance, end of period	2,117	1,980
Retained earnings:
Balance, beginning of period	29,895	25,981
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	148	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	(374)	0
Net earnings	1,550	1,305
Dividends to shareholders	(410)	(344)
Balance, end of period	30,809	26,942
Accumulated other comprehensive income (loss):
Balance, beginning of period	4,028	2,630
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	(148)	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	374	0
Unrealized foreign currency translation gains (losses) during period, net of income taxes	309	403
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments (1)	(1,714)	368
Unrealized gains (losses) on derivatives during period, net of income taxes	3	1
Pension liability adjustment during period, net of income taxes	0	(1)
Balance, end of period	2,852	3,401
Treasury stock:
Balance, beginning of period	(11,512)	(10,172)
Purchases of treasury stock	(615)	(813)
Cost of shares issued	14	30
Balance, end of period	(12,113)	(10,955)
Total shareholders’ equity	$23,800	$21,503
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2018	2017
Cash flows from operating activities:
Net earnings	$1,550	$1,305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(1)	8
Capitalization of deferred policy acquisition costs	(716)	(693)
Amortization of deferred policy acquisition costs	617	577
Increase in policy liabilities	1,346	1,326
Change in income tax liabilities	(180)	368
Realized investment (gains) losses	131	196
Other, net	60	78
Net cash provided (used) by operating activities	2,807	3,165
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	3,869	2,574
Equity securities	216	157
Held-to-maturity fixed maturity securities	878	1,311
Other investments - loan receivables	358	90
Costs of investments acquired:
Available-for-sale fixed maturity securities	(6,798)	(5,662)
Equity securities	(233)	(178)
Other investments - loan receivables	(2,705)	(492)
Other investments, excluding loan receivables, net	(175)	(112)
Settlement of derivatives, net	(36)	(34)
Cash received (pledged or returned) as collateral, net	3,110	(129)
Other, net	73	(42)
Net cash provided (used) by investing activities	(1,443)	(2,517)
Cash flows from financing activities:
Purchases of treasury stock	(601)	(813)
Proceeds from borrowings	0	524
Principal payments under debt obligations	0	(656)
Dividends paid to shareholders	(396)	(328)
Change in investment-type contracts, net	9	23
Treasury stock reissued	12	17
Other, net	(12)	2
Net cash provided (used) by financing activities	(988)	(1,231)
Effect of exchange rate changes on cash and cash equivalents	(20)	(12)
Net change in cash and cash equivalents	356	(595)
Cash and cash equivalents, beginning of period	3,491	4,859
Cash and cash equivalents, end of period	$3,847	$4,264
Supplemental disclosures of cash flow information:
Income taxes paid	$744	$293
Interest paid	90	103
Noncash interest	21	19
Impairment losses included in realized investment losses	12	19
Noncash financing activities:
Capital lease obligations	10	3
Treasury stock issued for:
Associate stock bonus	5	16
Shareholder dividend reinvestment	8	16
Share-based compensation grants	2	1
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan). Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% and 69% of the Company's total revenues in the six-month periods ended June 30, 2018 and 2017, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 85% at June 30, 2018, compared with 83% at December 31, 2017.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2018, and December 31, 2017, the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2018 and 2017, and the consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2018 and 2017. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report).

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

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2018-03 Technical Corrections and Improvements to Financial Instruments - Overall
In February 2018, the FASB issued amendments to clarify certain aspects of the guidance issued in the original Financial Instruments - Overall - Recognition and Measurement pronouncement summarized below. Specifically, for entities who have chosen the measurement alternative approach for equity securities without readily determinable fair values, the amendments clarify that entities may change from a measurement alternative approach to a fair value method through an irrevocable election that would apply to a specific equity security and all identical or similar investments of the same issuer; entities should use an observable price at the date of the transaction rather than reporting date for the measurement alternative calculation; and insurance companies should use a prospective transition method when applying the measurement alternative. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted the Financial Instruments - Overall - Recognition and Measurement guidance discussed below.
		Early adopted as of January 1, 2018	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-02 Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued amendments which allow a reclassification from accumulated other comprehensive income (AOCI) to retained earnings of the effects of the change in the U.S. federal income tax rate resulting from the Tax Cuts and Jobs Act (Tax Act) on the gross deferred tax amounts and the corresponding valuation allowances related to items remaining in AOCI. The amendments eliminate the stranded tax effects resulting from the Tax Act and also require certain disclosures about the reclassified tax effects. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Public business entities may early adopt this guidance in any interim reporting period for which financial statements have not yet been issued. The amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.
Early adopted as of January 1, 2018
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

ASU 2017-09 Compensation - Stock Compensation: Scope of Modification Accounting
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
		January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2017-07 Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued amendments requiring that an employer report the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic pension cost and net periodic postretirement benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable.
		January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2017-05 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued amendments that clarify the scope and accounting guidance for the derecognition of a nonfinancial asset or a financial asset that meets the definition of an "in substance nonfinancial asset." The amendments define an "in substance nonfinancial asset" and provide additional accounting guidance for partial sales of nonfinancial assets.
		January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2017-01 Business Combinations: Clarifying the Definition of a Business
In January 2017, the FASB issued amendments clarifying when a set of assets and activities is a business. The amendments provide a screen to exclude transactions where substantially all the fair value of the transferred set is concentrated in a single asset, or group of similar assets, from being evaluated as a business.
		January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2016-18 Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued amendments requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
		January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, statements of cash flows, or disclosures.
ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory	In October 2016, the FASB issued amendments that require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.	January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments	In August 2016, the FASB issued amendments that provide guidance on eight specific statement of cash flows classification issues.	January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, statements of cash flows, or disclosures.
ASU 2016-01 Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provisions of this guidance require certain equity investments to be measured at fair value with changes in fair value recognized in net earnings; separate presentation in other comprehensive income for changes in fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk; and changes in disclosures associated with the fair value of financial instruments. The guidance also clarifies that entities should evaluate the need for a valuation allowance on a deferred tax asset (DTA) related to available-for-sale (AFS) securities in combination with the entity's other DTAs.
		January 1, 2018	The Company recorded a cumulative effect adjustment with an increase to beginning 2018 retained earnings and a decrease to beginning 2018 AOCI of $148 million, net of taxes.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the FASB issued updated guidance that affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
		January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Accounting Pronouncements Pending Adoption

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-10 Codification Improvements to Topic 842, Leases
In July 2018, the FASB issued guidance which clarifies, corrects errors in, or makes minor improvements to the Codification related to ASU 2016-02, Leases (Topic 842). The amendments in this ASU affect narrow aspects of the guidance issued in the amendments to ASU 2016-02, including but not limited to, Residual Value Guarantees, Rate Implicit in the Lease, Lessee Reassessment of Lease Classification and Variable Lease Payments that Depend on an Index or a Rate. Amendments within this ASU follow the effective dates of Topic 842, which are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.

The adoption of this guidance is not expected to have a significant impact on the Company’s financial position, results of operations, or disclosures.
ASU 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842
In January 2018, the FASB issued guidance which provides an entity with the option to elect a transition practical expedient to not evaluate, under Topic 842, land easements that exist or expired before the entity's adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The amendments clarify that new or modified land easements should be evaluated under the new leases standard once an entity has adopted the new standard. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.
The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance which improves and simplifies the accounting rules around hedge accounting and will create more transparency around how economic results are presented on financial statements. Issues addressed in this new guidance include: 1) risk component hedging, 2) accounting for the hedged item in fair value hedges of interest rate risk, 3) recognition and presentation of the effects of hedging instruments, and 4) amounts excluded from the assessment of hedge effectiveness. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the guidance.
The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2017-08 Receivables - Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued amendments to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.
The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued amendments simplifying the subsequent measurement of goodwill. An entity, under this update, is no longer required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, the entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments are effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017.
The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform about a credit loss. Credit losses on available-for-sale debt securities will continue to be measured in a manner similar to current U.S. GAAP; however, the amendments require that credit losses be presented as an allowance rather than as a write-down. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (PCD financial assets).

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

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02 Leases
In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. A right-of-use asset will be recorded which represents the lessee’s right to control the use of a specified asset for a lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.

The Company has identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for current balances of leases in scope). The leases within scope of this guidance will increase the Company's right-of-use assets and lease liabilities recorded on its statement of financial position, however the Company estimates leases within scope of the guidance to represent less than 1% of its total assets as of June 30, 2018. The Company estimates that the adoption of this guidance will not have a significant impact on its financial position, results of operations, or disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Revenues:
Aflac Japan:
Net earned premiums	$3,227	$3,222	$6,490	$6,416
Net investment income, less amortized hedge costs (1)	606	557	1,194	1,115
Other income	11	10	22	20
Total Aflac Japan	3,844	3,789	7,706	7,551
Aflac U.S.:
Net earned premiums	1,426	1,388	2,853	2,778
Net investment income	182	180	357	358
Other income	2	2	4	3
Total Aflac U.S.	1,610	1,570	3,214	3,139
Corporate and other (2)	85	70	164	138
Total adjusted revenues	5,539	5,429	11,084	10,828
Realized investment gains (losses) (1),(2)	50	(1)	(30)	(91)
Total revenues	$5,589	$5,428	$11,054	$10,737
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $55 and $56 for the three- month periods and $110 and $108 for the six-month periods ended June 30, 2018, and 2017, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $7 for the three-month period and $9 for the six-month period ended June 30, 2018, respectively, which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Pretax earnings:
Aflac Japan (1)	$836	$791	$1,654	$1,560
Aflac U.S.	340	330	677	640
Corporate and other (2)	(38)	(48)	(84)	(100)
Pretax adjusted earnings	1,138	1,073	2,247	2,100
Realized investment gains (losses) (1),(2),(3)	35	(19)	(63)	(128)
Other income (loss)	(42)	(9)	(70)	(28)
Total earnings before income taxes	$1,131	$1,045	$2,114	$1,944
Income taxes applicable to pretax adjusted earnings	$303	$342	$592	$694
Effect of foreign currency translation on after-tax adjusted earnings	7	(9)	29	(3)
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $55 and $56 for the three- month periods and $110 and $108 for the six-month periods ended June 30, 2018, and 2017, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax adjusted earnings when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $7 for the three-month period and $9 for the six-month period ended June 30, 2018 which has been reclassified from realized investment gains (losses) and reported as an increase in pretax adjusted earnings when analyzing operations.
(3) Excluding a gain of $17 and $20 for the three-month periods and $33 and $41 for the six-month periods ended June 30, 2018, and 2017, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is included in adjusted earnings when analyzing segment operations

Assets were as follows:

(In millions)	June 30, 2018	December 31, 2017
Assets:
Aflac Japan	$120,228	$114,402
Aflac U.S.	19,588	19,893
Corporate and other	2,170	2,922
Total assets	$141,986	$137,217

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in debt securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2018
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$31,384		$3,742	$150	$34,976
Municipalities	375		32	9	398
Mortgage- and asset-backed securities	156		22	0	178
Public utilities	1,663		313	3	1,973
Sovereign and supranational	1,263		188	30	1,421
Banks/financial institutions	5,399		651	126	5,924
Other corporate	4,298		688	6	4,980
Total yen-denominated	44,538		5,636	324	49,850
U.S. dollar-denominated:
U.S. government and agencies	133		8	1	140
Municipalities	1,396		135	1	1,530
Mortgage- and asset-backed securities	162		8	1	169
Public utilities	4,939		555	103	5,391
Sovereign and supranational	264		58	0	322
Banks/financial institutions	2,871		417	30	3,258
Other corporate	24,632		1,569	980	25,221
Total U.S. dollar-denominated	34,397		2,750	1,116	36,031
Total securities available for sale	$78,935	(1)	$8,386	$1,440	$85,881	(1)
(1) Includes perpetual securities ($1,446 at amortized cost and $1,612 at fair value)

	June 30, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,808	$5,409	$0	$27,217
Municipalities	363	111	0	474
Mortgage- and asset-backed securities	16	1	0	17
Public utilities	3,236	317	1	3,552
Sovereign and supranational	1,557	286	0	1,843
Banks/financial institutions	1,532	178	10	1,700
Other corporate	2,747	406	0	3,153
Total yen-denominated	31,259	6,708	11	37,956
Total securities held to maturity	$31,259	$6,708	$11	$37,956

	June 30, 2018
(In millions)	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities: (1)
Yen-denominated	$712
U.S. dollar-denominated	391
Total equity securities	$1,103	(1)
(1) Includes perpetual securities ($69 at fair value)

	December 31, 2017
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$27,980		$3,363	$271	$31,072
Municipalities	314		28	12	330
Mortgage- and asset-backed securities	242		29	0	271
Public utilities	1,635		352	6	1,981
Sovereign and supranational	1,380		190	1	1,569
Banks/financial institutions	4,742		811	53	5,500
Other corporate	4,085		809	7	4,887
Total yen-denominated	40,378		5,582	350	45,610
U.S dollar-denominated:
U.S. government and agencies	146		13	1	158
Municipalities	872		168	0	1,040
Mortgage- and asset-backed securities	161		12	0	173
Public utilities	5,116		884	27	5,973
Sovereign and supranational	267		73	0	340
Banks/financial institutions	2,808		633	8	3,433
Other corporate	25,384		2,620	418	27,586
Total U.S. dollar-denominated	34,754		4,403	454	38,703
Total securities available for sale	$75,132	(1)	$9,985	$804	$84,313	(1)
(1) Includes perpetual securities ($1,462 at amortized cost and $1,789 at fair value)

	December 31, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,331	$5,160	$0	$26,491
Municipalities	357	105	0	462
Mortgage- and asset-backed securities	26	1	0	27
Public utilities	3,300	398	0	3,698
Sovereign and supranational	1,523	312	0	1,835
Banks/financial institutions	2,206	190	9	2,387
Other corporate	2,687	485	0	3,172
Total yen-denominated	31,430	6,651	9	38,072
Total securities held to maturity	$31,430	$6,651	$9	$38,072

December 31, 2017
(In millions)	Fair Value
Equity securities, carried at fair value:
Equity securities:
Yen-denominated	$695
U.S. dollar-denominated	328
Total equity securities	$1,023

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first and second quarters of 2018, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

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
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2018, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale: (1)
Due in one year or less	$348	$359
Due after one year through five years	3,910	4,070
Due after five years through 10 years	11,813	11,912
Due after 10 years	62,547	69,193
Mortgage- and asset-backed securities	317	347
Total fixed maturity securities available for sale	$78,935	$85,881
Held to maturity:
Due in one year or less	$498	$505
Due after one year through five years	353	366
Due after five years through 10 years	1,585	1,715
Due after 10 years	28,807	35,353
Mortgage- and asset-backed securities	16	17
Total fixed maturity securities held to maturity	$31,259	$37,956
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2018			December 31, 2017
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$51,881	$60,734	A	$48,399	$56,532
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2018	2017		2018	2017
Realized investment gains (losses):
Fixed maturity securities: (1)
Available for sale:
Gross gains from sales	$12	$10		$22	$22
Gross losses from sales	(71)	(8)		(73)	(19)
Foreign exchange gains (losses)	29	(18)		24	(50)
Other-than-temporary impairment losses	(2)	(1)		(2)	(4)
Total fixed maturity securities	(32)	(17)		(29)	(51)
Equity securities (1),(2)	18	15	(3)	(28)	34	(3)
Loan loss reserves	(3)	(2)		(10)	(3)
Derivatives and other:
Derivative gains (losses)	(172)	(51)		(28)	(103)
Foreign currency gains (losses)	192	(1)		(36)	(73)
Total derivatives and other	20	(52)		(64)	(176)
Total realized investment gains (losses)	$3	$(56)		$(131)	$(196)
(1) Includes perpetual securities
(2) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
(3) Includes impairments of $6 for the three-month period and $12 for the six-month period ended June 30, 2017

The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the three-month period ended June 30, 2018, that relates to equity securities still held at the June 30, 2018, reporting date was $19 million. The unrealized holding losses, net of gains, recorded as a component of realized investment gains and losses for the six-month period ended June 30, 2018, that relates to equity securities still held at the June 30, 2018, reporting date was $24 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	June 30, 2018	December 31, 2017
Unrealized gains (losses) on securities available for sale	$6,946	$9,358
Deferred income taxes	(2,110)	(3,394)
Shareholders’ equity, unrealized gains (losses) on investment securities	$4,836	$5,964
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

	June 30, 2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$78	$1	$74	$1	$4	$0
Japan government and agencies:
Yen-denominated	3,647	150	0	0	3,647	150
Municipalities:
U.S. dollar-denominated	261	1	261	1	0	0
Yen-denominated	137	9	13	0	124	9
Mortgage- and asset- backed securities:
U.S. dollar-denominated	86	1	71	1	15	0
Public utilities:
U.S. dollar-denominated	1,664	103	1,200	52	464	51
Yen-denominated	268	4	180	1	88	3
Sovereign and supranational:
U.S. dollar-denominated	13	0	13	0	0	0
Yen-denominated	286	30	286	30	0	0
Banks/financial institutions:
U.S. dollar-denominated	696	30	561	20	135	10
Yen-denominated	2,344	136	1,478	50	866	86
Other corporate:
U.S. dollar-denominated	13,044	980	8,391	362	4,653	618
Yen-denominated	409	6	294	4	115	2
Total	$22,933	$1,451	$12,822	$522	$10,111	$929
(1) Includes perpetual securities

	December 31, 2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$74	$1	$74	$1	$0	$0
Japan government and agencies:
Yen-denominated	5,255	271	1,264	9	3,991	262
Municipalities:
Yen-denominated	129	12	10	0	119	12
Public utilities:
U.S. dollar-denominated	785	27	221	3	564	24
Yen-denominated	83	6	0	0	83	6
Sovereign and supranational:
Yen-denominated	309	1	309	1	0	0
Banks/financial institutions:
U.S. dollar-denominated	362	8	316	5	46	3
Yen-denominated	1,507	62	394	4	1,113	58
Other corporate:
U.S. dollar-denominated	7,741	418	2,839	50	4,902	368
Yen-denominated	440	7	349	4	91	3
Total	$16,685	$813	$5,776	$77	$10,909	$736
(1) Includes perpetual securities

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's fixed maturity securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

For any significant declines in fair value of its fixed maturity securities, the Company performs a more focused review of the related issuers' credit profile. For corporate issuers, the Company evaluates their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, the Company analyzes all sources of credit support, including issuer-specific factors. The Company utilizes information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. The Company also considers ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security it owns including seniority in the issuer's capital structure, covenant protections, or other relevant features. From these reviews, the Company evaluates the issuers' continued ability to service the Company's investment through payment of interest and principal.

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturity securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its fixed maturity investments in the sectors shown in the table above have the ability to service their obligations to the Company.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2018	December 31, 2017
Other investments:
Transitional real estate loans	$3,247	$1,235
Commercial mortgage loans	966	908
Middle market loans	1,097	859
Policy loans	222	210
Short-term investments	1	57
Other	298	133
Total other investments	$5,831	$3,402

Loans and Loan Receivables

The Company classifies its transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and includes them in the other investments line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses. The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of June 30, 2018, and December 31, 2017, the Company's allowance for loan losses was $21 million and $11 million, respectively. As of June 30, 2018, and December 31, 2017, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of June 30, 2018, and December 31, 2017. The Company had no troubled debt restructurings during the six months ended June 30, 2018 and 2017.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile. As of June 30, 2018, the Company had $1.2 billion in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

As of June 30, 2018, the Company had $79 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $90 million and $109 million, as of June 30, 2018, and December 31, 2017, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of June 30, 2018, the Company had commitments of approximately $774 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Other

Other investments primarily includes investments in limited partnerships. As of June 30, 2018, the Company had $1.1 billion in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	June 30, 2018		December 31, 2017
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$4,492	$5,202	$4,538	$5,509
Equity securities	755	755	606	753
Other investments (2)	4,586	4,577	2,341	2,328
Other assets (3)	202	202	151	151
Total assets of consolidated VIEs	$10,035	$10,736	$7,636	$8,741
Liabilities:
Other liabilities (3)	$92	$92	$128	$128
Total liabilities of consolidated VIEs	$92	$92	$128	$128
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
Investments in Variable Interest Entities Not Consolidated

	June 30, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$4,870	$5,358	$5,004	$5,724
Fixed maturity securities, held to maturity	2,469	2,795	2,549	2,929
Other investments	106	106	55	55
Total investments in VIEs not consolidated	$7,445	$8,259	$7,608	$8,708
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

Details of the Company's securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
June 30, 2018
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,942	353	$3,295
Public utilities	13	0	0	13
Banks/financial institutions	60	0	0	60
Other corporate	335	0	0	335
Equity securities	9	0	0	9
Total borrowings	$417	$2,942	$353	$3,712
Gross amount of recognized liabilities for securities lending transactions				$3,712
Amounts related to agreements not included in offsetting disclosure in Note 4				$0
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

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2018, and December 31, 2017, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of: (1) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (2) foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen; (3) swaps associated with the Company's notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and its subordinated debentures; and (4) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where the Company is the primary beneficiary. The Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as accounting hedges.

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

Foreign currency forwards and options are also used to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified price at a specified future date. In the option transactions, the Company uses a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions create a zero-cost collar.

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

	June 30, 2018			December 31, 2017
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$1	$(4)	$75	$0	$(8)
Total cash flow hedges	75	1	(4)	75	0	(8)
Fair value hedges:
Foreign currency forwards	3,310	17	(3)	7,640	2	(221)
Foreign currency options	9,225	0	(5)	7,670	0	(2)
Total fair value hedges	12,535	17	(8)	15,310	2	(223)
Net investment hedge:
Foreign currency forwards	0	0	0	5	0	0
Foreign currency options	0	0	0	434	12	(1)
Total net investment hedge	0	0	0	439	12	(1)
Non-qualifying strategies:
Foreign currency swaps	5,390	320	(223)	5,386	296	(189)
Foreign currency forwards	10,410	119	(132)	3,683	20	(53)
Foreign currency options	303	0	0	770	0	0
Credit default swaps	90	0	0	88	1	0
Total non-qualifying strategies	16,193	439	(355)	9,927	317	(242)
Total derivatives	$28,803	$457	$(367)	$25,751	$331	$(474)
Balance Sheet Location
Other assets	$17,559	$457	$0	$10,948	$331	$0
Other liabilities	11,244	0	(367)	14,803	0	(474)
Total derivatives	$28,803	$457	$(367)	$25,751	$331	$(474)

Cash Flow Hedges
Certain of the Company's consolidated VIEs have foreign currency swaps that qualify for hedge accounting treatment. For those that have qualified, the Company has designated the derivative as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The maximum length of time for which these cash flows are hedged is eight years. The remaining derivatives in the Company's consolidated VIEs that have not qualified for hedge accounting are included in “non-qualifying strategies.”
Fair Value Hedges
The Company designates and accounts for certain foreign currency forwards and options as fair value hedges when they meet the requirements for hedge accounting. These foreign currency forwards and options hedge the foreign currency exposure of certain U.S. dollar-denominated investments held in Aflac Japan. The Company recognizes gains and losses on these derivatives and the related hedged items in current earnings within other gains (losses). The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness. The change in fair value of the foreign currency option related to the time value of the option is excluded from the assessment of hedge effectiveness.

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended June 30, 2018:
Foreign currency forwards	Fixed maturity securities	$(215)	$(30)	$(185)	$186	$1
Foreign currency options	Fixed maturity securities	(2)	(2)	0	0	0
Six Months Ended June 30, 2018:
Foreign currency forwards	Fixed maturity securities	$199	$(69)	$268	$(278)	$(10)
Foreign currency options	Fixed maturity securities	(3)	(3)	0	0	0
Three Months Ended June 30, 2017:
Foreign currency forwards	Fixed maturity and equity securities	$(34)	$(50)	$16	$(15)	$1
Foreign currency options	Fixed maturity securities	(7)	(7)	0	0	0
Six Months Ended June 30, 2017:
Foreign currency forwards	Fixed maturity and equity securities	$307	$(98)	$405	$(387)	$18
Foreign currency options	Fixed maturity securities	17	6	11	(10)	1

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 8) have been designated as non-derivative hedges and, prior to April 1, 2018, foreign currency forwards and options have been designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan.

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2018 and 2017, respectively.
Non-qualifying Strategies
For the Company's derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within realized investment gains (losses). The amount of gain or loss recognized in earnings for the Company's VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed maturity securities associated with these swaps is recorded through other comprehensive income.
As of June 30, 2018, the Parent Company had cross-currency interest rate swap agreements related to its $550 million senior notes due March 2020, $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 8 in this report and Note 9 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.
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
In order to economically mitigate currency risk of future yen dividends from Aflac Japan while lowering consolidated hedge costs associated with Aflac Japan's U.S. dollar investment hedging, starting in the first quarter of 2018, the Parent Company began entering into offsetting hedge positions using foreign exchange forwards. This activity is reported in the Corporate and other segment.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$(2)	$0	$(2)	$1	$4	$0	$1
Total cash flow hedges	0	(2)	0	(2)	1	4	0	1
Fair value hedges:
Foreign currency forwards(2)	(29)		(49)		(79)		(80)
Foreign currency options(2)	(2)		(7)		(3)		7
Total fair value hedges	(31)		(56)		(82)		(73)
Net investment hedge:
Non- derivative hedging instruments	0	55	0	(1)	0	(29)	0	(18)
Foreign currency forwards	0	0	0	(19)	0	0	0	(28)
Foreign currency options	0	0	0	31	0	(8)	0	8
Total net investment hedge	0	55	0	11	0	(37)	0	(38)
Non-qualifying strategies:
Foreign currency swaps	14		34		28		26
Foreign currency forwards	(154)		(29)		25		(56)
Foreign currency options	(1)		0		0		0
Total non- qualifying strategies	(141)		5		53		(30)
Total	$(172)	$53	$(51)	$9	$(28)	$(33)	$(103)	$(37)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

The Company reclassified an immaterial amount related to its cash flow hedges from accumulated other comprehensive income (loss) into earnings for the three- and six-month periods ended June 30, 2018 and 2017. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three- and six-month periods ended June 30, 2018 and 2017. As of June 30, 2018, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of June 30, 2018, there were 15 counterparties to the Company's derivative agreements, with four comprising 60% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	June 30, 2018			December 31, 2017
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$5,122	$78	$(12)	$4,708	$52	$(37)
A	23,237	375	(302)	20,604	271	(370)
BBB	444	4	(53)	439	8	(67)
Total	$28,803	$457	$(367)	$25,751	$331	$(474)

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $160 million and $264 million as of June 30, 2018, and December 31, 2017, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2018, the Company estimates that it would be required to post a maximum of $36 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Asset

June 30, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$255	$0	$255	$(138)	$(32)	$(82)	$3
Derivative assets not subject to a master netting agreement or offsetting arrangement	202		202				202
Total derivative assets	457	0	457	(138)	(32)	(82)	205
Securities lending and similar arrangements	3,638	0	3,638	0	0	(3,638)	0
Total	$4,095	$0	$4,095	$(138)	$(32)	$(3,720)	$205

December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement	$180	$0	$180	$(82)	$0	$(98)	$0
Derivative assets not subject to a master netting agreement or offsetting arrangement	151		151				151
Total derivative assets	331	0	331	(82)	0	(98)	151
Securities lending and similar arrangements	592	0	592	0	0	(592)	0
Total	$923	$0	$923	$(82)	$0	$(690)	$151

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(276)	$0	$(276)	$138	$73	$51	$(14)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(91)		(91)				(91)
Total derivative liabilities	(367)	0	(367)	138	73	51	(105)
Securities lending and similar arrangements	(3,712)	0	(3,712)	3,638	0	0	(74)
Total	$(4,079)	$0	$(4,079)	$3,776	$73	$51	$(179)

December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement	$(346)	$0	$(346)	$82	$245	$10	$(9)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement	(128)		(128)				(128)
Total derivative liabilities	(474)	0	(474)	82	245	10	(137)
Securities lending and similar arrangements	(606)	0	(606)	592	0	0	(14)
Total	$(1,080)	$0	$(1,080)	$674	$245	$10	$(151)
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

	June 30, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$33,591	$1,525	$0	$35,116
Municipalities	0	1,928	0	1,928
Mortgage- and asset-backed securities	0	169	178	347
Public utilities	0	7,258	106	7,364
Sovereign and supranational	0	1,743	0	1,743
Banks/financial institutions	0	9,159	23	9,182
Other corporate	0	30,005	196	30,201
Total fixed maturity securities	33,591	51,787	503	85,881	(1)
Equity securities (1)	1,011	75	17	1,103	(1)
Other investments	1	0	0	1
Cash and cash equivalents	3,847	0	0	3,847
Other assets:
Foreign currency swaps	0	119	202	321
Foreign currency forwards	0	136	0	136
Total other assets	0	255	202	457
Total assets	$38,450	$52,117	$722	$91,289
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$135	$92	$227
Foreign currency forwards	0	135	0	135
Foreign currency options	0	5	0	5
Total liabilities	$0	$275	$92	$367
(1) Includes perpetual securities

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$30,109	$1,121	$0	$31,230
Municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities	0	269	175	444
Public utilities	0	7,886	68	7,954
Sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions	0	8,908	25	8,933
Other corporate	0	32,327	146	32,473
Total fixed maturity securities	30,109	53,790	414	84,313	(1)
Equity securities	1,001	6	16	1,023
Other investments	57	0	0	57
Cash and cash equivalents	3,491	0	0	3,491
Other assets:
Foreign currency swaps	0	146	150	296
Foreign currency forwards	0	22	0	22
Foreign currency options	0	12	0	12
Credit default swaps	0	0	1	1
Total other assets	0	180	151	331
Total assets	$34,658	$53,976	$581	$89,215
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$69	$128	$197
Foreign currency forwards	0	274	0	274
Foreign currency options	0	3	0	3
Total liabilities	$0	$346	$128	$474
(1) Includes perpetual securities

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,808	$27,209	$8	$0	$27,217
Municipalities	363	0	474	0	474
Mortgage and asset-backed securities	16	0	0	17	17
Public utilities	3,236	0	3,552	0	3,552
Sovereign and supranational	1,557	0	1,843	0	1,843
Banks/financial institutions	1,532	0	1,700	0	1,700
Other corporate	2,747	0	3,153	0	3,153
Other investments (1)	5,329	0	19	5,297	5,316
Total assets	$36,588	$27,209	$10,749	$5,314	$43,272
Liabilities:
Other policyholders’ funds	$7,140	$0	$0	$7,060	$7,060
Notes payable (excluding capital leases)	5,299	0	5,110	270	5,380
Total liabilities	$12,439	$0	$5,110	$7,330	$12,440
(1) Excludes policy loans of $222 and equity method investments of $279, at carrying value

	December 31, 2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,331	$26,491	$0	$0	$26,491
Municipalities	357	0	462	0	462
Mortgage and asset-backed securities	26	0	8	19	27
Public utilities	3,300	0	3,698	0	3,698
Sovereign and supranational	1,523	0	1,835	0	1,835
Banks/financial institutions	2,206	0	2,387	0	2,387
Other corporate	2,687	0	3,172	0	3,172
Other investments (1)	3,017	0	15	2,987	3,002
Total assets	$34,447	$26,491	$11,577	$3,006	$41,074
Liabilities:
Other policyholders’ funds	$6,939	$0	$0	$6,841	$6,841
Notes payable (excluding capital leases)	5,267	0	5,288	265	5,553
Total liabilities	$12,206	$0	$5,288	$7,106	$12,394
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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$33,591	$1,525	$0	$35,116
Total government and agencies	33,591	1,525	0	35,116
Municipalities:
Third party pricing vendor	0	1,928	0	1,928
Total municipalities	0	1,928	0	1,928
Mortgage- and asset-backed securities:
Third party pricing vendor	0	169	0	169
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	169	178	347
Public utilities:
Third party pricing vendor	0	7,258	0	7,258
Broker/other	0	0	106	106
Total public utilities	0	7,258	106	7,364
Sovereign and supranational:
Third party pricing vendor	0	1,743	0	1,743
Total sovereign and supranational	0	1,743	0	1,743
Banks/financial institutions:
Third party pricing vendor	0	8,959	0	8,959
Broker/other	0	200	23	223
Total banks/financial institutions	0	9,159	23	9,182
Other corporate:
Third party pricing vendor	0	30,005	0	30,005
Broker/other	0	0	196	196
Total other corporate	0	30,005	196	30,201
Total securities available for sale	$33,591	$51,787	$503	$85,881	(1)
Equity securities, carried at fair value: (1)
Third party pricing vendor	$961	$75	$0	$1,036
Broker/other	50	0	17	67
Total equity securities	$1,011	$75	$17	$1,103	(1)
(1) Includes perpetual securities

	June 30, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,209	$8	$0	$27,217
Total government and agencies	27,209	8	0	27,217
Municipalities:
Third party pricing vendor	0	474	0	474
Total municipalities	0	474	0	474
Mortgage- and asset-backed securities:
Broker/other	0	0	17	17
Total mortgage- and asset-backed securities	0	0	17	17
Public utilities:
Third party pricing vendor	0	3,552	0	3,552
Total public utilities	0	3,552	0	3,552
Sovereign and supranational:
Third party pricing vendor	0	1,843	0	1,843
Total sovereign and supranational	0	1,843	0	1,843
Banks/financial institutions:
Third party pricing vendor	0	1,700	0	1,700
Total banks/financial institutions	0	1,700	0	1,700
Other corporate:
Third party pricing vendor	0	3,153	0	3,153
Total other corporate	0	3,153	0	3,153
Total securities held to maturity	$27,209	$10,730	$17	$37,956

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$30,109	$1,121	$0	$31,230
Total government and agencies	30,109	1,121	0	31,230
Municipalities:
Third party pricing vendor	0	1,370	0	1,370
Total municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities:
Third party pricing vendor	0	269	0	269
Broker/other	0	0	175	175
Total mortgage- and asset-backed securities	0	269	175	444
Public utilities:
Third party pricing vendor	0	7,886	0	7,886
Broker/other	0	0	68	68
Total public utilities	0	7,886	68	7,954
Sovereign and supranational:
Third party pricing vendor	0	1,807	0	1,807
Broker/other	0	102	0	102
Total sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions:
Third party pricing vendor	0	8,908	0	8,908
Broker/other	0	0	25	25
Total banks/financial institutions	0	8,908	25	8,933
Other corporate:
Third party pricing vendor	0	32,327	0	32,327
Broker/other	0	0	146	146
Total other corporate	0	32,327	146	32,473
Total fixed maturity securities	30,109	53,790	414	84,313
Total securities available for sale	$30,109	$53,790	$414	$84,313	(1)
Equity securities, carried at fair value:
Third party pricing vendor	$1,001	$6	$0	$1,007
Broker/other	0	0	16	16
Total equity securities	$1,001	$6	$16	$1,023
(1) Includes perpetual securities

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$26,491	$0	$0	$26,491
Total government and agencies	26,491	0	0	26,491
Municipalities:
Third party pricing vendor	0	462	0	462
Total municipalities	0	462	0	462
Mortgage- and asset-backed securities:
Third party pricing vendor	0	8	0	8
Broker/other	0	0	19	19
Total mortgage- and asset-backed securities	0	8	19	27
Public utilities:
Third party pricing vendor	0	3,698	0	3,698
Total public utilities	0	3,698	0	3,698
Sovereign and supranational:
Third party pricing vendor	0	1,835	0	1,835
Total sovereign and supranational	0	1,835	0	1,835
Banks/financial institutions:
Third party pricing vendor	0	2,387	0	2,387
Total banks/financial institutions	0	2,387	0	2,387
Other corporate:
Third party pricing vendor	0	3,172	0	3,172
Total other corporate	0	3,172	0	3,172
Total securities held to maturity	$26,491	$11,562	$19	$38,072

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

Transfers between Hierarchy Levels and Level 3 Rollforward

During the three- and six-month periods ended June 30, 2018 and 2017, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3.

Three Months Ended June 30, 2018
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$186	$83	$24	$143	$16	$154	$1	$607
Realized investment gains (losses) included in earnings	0	0	0	0	0	(42)	(1)	(43)
Unrealized gains (losses) included in other comprehensive income (loss)	(8)	(1)	(1)	(1)	0	(2)	0	(13)
Purchases, issuances, sales and settlements:
Purchases	0	24	0	56	1	0	0	81
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(2)	0	0	0	(2)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$106	$23	$196	$17	$110	$0	$630
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$(42)	$(1)	$(43)
(1) Derivative assets and liabilities are presented net

Three Months Ended June 30, 2017
	Fixed Maturities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$195	$16	$24	$35	$4	$19	$2	$295
Realized investment gains (losses) included in earnings	0	0	0	0	0	(10)	0	(10)
Unrealized gains (losses) included in other comprehensive income (loss)	0	0	1	2	0	(2)	0	1
Purchases, issuances, sales and settlements:
Purchases	0	37	0	40	10	0	0	87
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	(7)	0	0	0	0	0	0	(7)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$188	$53	$25	$77	$14	$7	$2	$366
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$(10)	$0	$(10)
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	0	84	(1)	83
Unrealized gains (losses) included in other comprehensive income (loss)	3	(2)	(2)	(3)	0	4	0	0
Purchases, issuances, sales and settlements:
Purchases	0	40	0	56	1	0	0	97
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(3)	0	0	0	(3)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$106	$23	$196	$17	$110	$0	$630
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$84	$(1)	$83
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2017
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16	$25	$0	$3	$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0	0	0	0	28	0	28
Unrealized gains (losses) included in other comprehensive income (loss)	6	0	0	2	0	0	0	8
Purchases, issuances, sales and settlements:
Purchases	0	37	0	75	12	0	0	124
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	(1)	0	0	(1)
Settlements	(16)	0	0	0	0	0	0	(16)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$188	$53	$25	$77	$14	$7	$2	$366
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$28	$0	$28
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

June 30, 2018
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$178	Consensus pricing	Offered quotes	N/A	(c)
Public utilities	106	Discounted cash flow	Credit spreads	N/A	(c)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(c)
Other corporate	196	Discounted cash flow	Credit spreads	N/A	(c)
Equity securities	17	Net asset value	Offered quotes	N/A	(c)
Other assets:
Foreign currency swaps	145	Discounted cash flow	Interest rates (USD)	2.92%	(a)
			Interest rates (JPY)	.25% - .75%	(b)
			CDS spreads	15 - 105 bps
	57	Discounted cash flow	Interest rates (USD)	2.92%	(a)
			Interest rates (JPY)	.25% - .75%	(b)
Total assets	$722
Liabilities:
Other liabilities:
Foreign currency swaps	$88	Discounted cash flow	Interest rates (USD)	2.92%	(a)
			Interest rates (JPY)	.25% - .75%	(b)
			CDS spreads	34 - 188 bps
	4	Discounted cash flow	Interest rates (USD)	2.92%	(a)
			Interest rates (JPY)	.25% - .75%	(b)
Total liabilities	$92
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

Interest Rates, CDS Spreads, Foreign Exchange Rates

The significant drivers of the valuation of the interest and foreign exchange swaps are interest rates, foreign exchange rates and CDS spreads. Some of the Company's swaps have long maturities that increase the sensitivity of the swaps to interest rate fluctuations. For the Company's foreign exchange or cross currency swaps that are in a net asset position, an increase in yen interest rates (all other factors held constant) will decrease the present value of the yen final settlement receivable (receive leg), thus decreasing the value of the swap as long as the derivative remains in a net asset position.
Foreign exchange swaps also have a lump-sum final settlement of foreign exchange principal amounts at the termination of the swap. Assuming all other factors are held constant, an increase in yen interest rates will decrease the receive leg and decrease the net value of the swap. Likewise, holding all other factors constant, an increase in U.S. dollar interest rates will increase the swap's net value due to the decrease in the present value of the dollar final settlement payable (pay leg).
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

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Unpaid supplemental health claims, beginning of period	$4,041	$3,854	$3,881	$3,707
Less reinsurance recoverables	31	30	28	27
Net balance, beginning of period	4,010	3,824	3,853	3,680
Add claims incurred during the period related to:
Current year	1,779	1,772	3,621	3,520
Prior years	(133)	(138)	(325)	(260)
Total incurred	1,646	1,634	3,296	3,260
Less claims paid during the period on claims incurred during:
Current year	1,226	1,220	1,746	1,721
Prior years	426	400	1,540	1,461
Total paid	1,652	1,620	3,286	3,182
Effect of foreign exchange rate changes on unpaid claims	(91)	4	50	84
Net balance, end of period	3,913	3,842	3,913	3,842
Add reinsurance recoverables	29	30	29	30
Unpaid supplemental health claims, end of period	3,942	3,872	3,942	3,872
Unpaid life claims, end of period	582	409	582	409
Total liability for unpaid policy claims	$4,524	$4,281	$4,524	$4,281

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $325 million for the six-month period ended June 30, 2018 comprises approximately $210 million from Japan, which represents approximately 65% of the total. Excluding the impact of foreign exchange of a loss of approximately $10 million from December 31, 2017 to June 30, 2018, the favorable claims development in Japan would have been approximately $200 million, representing approximately 62% of the total.

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

The remainder of the favorable claims development related to prior years for the six-month period ended June 30, 2018, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion, as of June 30, 2018, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $935 million and $908 million as of June 30, 2018, and December 31, 2017, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 2.2% and ceded reserves increased approximately .7% from December 31, 2017, to June 30, 2018.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Direct premium income	$4,793	$4,752	$9,626	$9,476
Ceded to other companies:
Ceded Aflac Japan closed blocks	(126)	(130)	(256)	(260)
Other	(16)	(13)	(30)	(25)
Assumed from other companies:
Retrocession activities	53	55	107	109
Other	2	1	3	3
Net premium income	$4,706	$4,665	$9,450	$9,303

Direct benefits and claims	$3,106	$3,117	$6,225	$6,246
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(114)	(119)	(231)	(241)
Eliminations	11	13	23	26
Other	(12)	(11)	(23)	(22)
Assumed from other companies:
Retrocession activities	49	52	101	106
Eliminations	(11)	(13)	(23)	(26)
Other	2	0	1	2
Benefits and claims, net	$3,031	$3,039	$6,073	$6,091

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen. This reinsurance facility agreement was renewed in 2017 and is effective until December 31, 2018. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2018, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	June 30, 2018	December 31, 2017
2.40% senior notes due March 2020	$549	$548
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	697	697
3.625% senior notes due November 2024	746	745
3.25% senior notes due March 2025	446	446
2.875% senior notes due October 2026	297	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	540	528
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	538	526
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2018 and 2017, principal amount 5.0 billion yen)	45	44
Variable interest rate loan due September 2023 (.47% in 2018 and 2017, principal amount 25.0 billion yen)	225	220
Capitalized lease obligations payable through 2025	16	22
Total notes payable	$5,315	$5,289
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of June 30, 2018 follows:

Borrower	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	November 30, 2018	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	3 years	March 31, 2019, or the date commitments are terminated pursuant to an event of default	100.0 billion yen	0.0 billion yen
A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period
							No later than March 31, 2019	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	April 4, 2023, or the date commitments are terminated pursuant to an event of default(1)	55.0 billion yen, or the equivalent amount in U.S. dollars	0.0 billion yen
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
							No later than April 4, 2023	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million
A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day
							Up to 3 months	None	General corporate purposes
Aflac(2)	uncommitted revolving	364 days	November 30, 2018	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(2)	uncommitted revolving	364 days	April 2, 2019	37.5 billion yen	0.0 billion yen	Three-month TIBOR plus 80 basis points per annum	3 months	None	General corporate purposes
(1) Effective April 4, 2018, the prior expiration date of September 18, 2020 was extended to April 4, 2023.
(2) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2018. No events of default or defaults occurred during the six-month period ended June 30, 2018.

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

The Company expects to complete its accounting for the effects of the Tax Act over the measurement period of up to one year from the enactment date, as permitted by SEC Staff Accounting Bulletin No. 118 (SAB 118). As of the enactment date, the Company estimated provisional amounts for its deferred taxes, including related valuation allowance, resulting in a reduction of its deferred tax assets (DTAs) by approximately $1.0 billion and its deferred tax liabilities (DTLs) by $2.9 billion, for a net DTL reduction of approximately $1.9 billion. The Company believes that these amounts represent reasonable estimates in accordance with SAB 118. The provisions of ASC 740-10, Income Taxes, require that the effects of changes in tax law on deferred taxes be recognized as a component of the income tax provision in the period the tax rate change was enacted. Therefore, the $1.9 billion provisional amount of net DTL reduction was recorded in the fourth quarter of 2017 as a reduction in the “Income tax expense, Deferred” line item of the Company’s consolidated statement of earnings. As of the second quarter of 2018, the Company has no update to this estimated benefit.

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

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2018	2017
Common stock - issued:
Balance, beginning of period	1,345,762	1,342,498
Exercise of stock options and issuance of restricted shares	1,299	1,576
Balance, end of period	1,347,061	1,344,074
Treasury stock:
Balance, beginning of period	564,852	530,877
Purchases of treasury stock:
Open market	13,441	22,310
Other	328	346
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(400)	(998)
Exercise of stock options	(327)	(414)
Other	(105)	(44)
Balance, end of period	577,789	552,077
Shares outstanding, end of period	769,272	791,997

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Anti-dilutive share-based awards	48	838	28	740

Share Repurchase Program

During the first six months of 2018, the Company repurchased 13.4 million shares of its common stock in the open market for $601 million as part of its share repurchase program. During the first six months of 2017, the Company repurchased 22.4 million shares of its common stock in the open market for $800 million as part of its share repurchase program. In August 2017, the Company's board of directors authorized the purchase of an additional 40 million shares of its common stock, which increased to 80 million shares in February 2018 in connection with the Company's stock split scheduled for March 2018. As of June 30, 2018, a remaining balance of 84.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,303)	$5,206	$(21)	$(197)	$3,685
Other comprehensive income (loss) before reclassification (1)	(463)	(391)	(2)	(1)	(857)
Amounts reclassified from accumulated other comprehensive income (loss)	0	21	0	3	24
Net current-period other comprehensive income (loss)	(463)	(370)	(2)	2	(833)
Balance, end of period	$(1,766)	$4,836	$(23)	$(195)	$2,852
All amounts in the table above are net of tax.

Three Months Ended June 30, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,650)	$4,474	$(22)	$(170)	$2,632
Other comprehensive income (loss) before reclassification	70	698	(1)	(2)	765
Amounts reclassified from accumulated other comprehensive income (loss)	0	1	0	3	4
Net current-period other comprehensive income (loss)	70	699	(1)	1	769
Balance, end of period	$(1,580)	$5,173	$(23)	$(169)	$3,401
All amounts in the table above are net of tax.

Six Months Ended June 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
Cumulative effect of change in accounting principle - financial instruments	0	(148)	0	0	(148)
Cumulative effect of change in accounting principle - tax effects from tax reform	(325)	734	(3)	(32)	374
Other comprehensive income (loss) before reclassification (1)	309	(1,733)	3	(5)	(1,426)
Amounts reclassified from accumulated other comprehensive income (loss)	0	19	0	5	24
Net current-period other comprehensive income (loss)	309	(1,714)	3	0	(1,402)
Balance, end of period	$(1,766)	$4,836	$(23)	$(195)	$2,852
All amounts in the table above are net of tax.
(1) Amounts have been corrected to exclude the cumulative effects of changes in accounting principles for financial instruments and the tax effects from tax reform as identified in the rollforward of Accumulated Other Comprehensive Income within the Consolidated Statements of Shareholder’s Equity.

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

For the six-month period ended June 30, 2018, see Note 1 for discussion of the amounts reclassified between AOCI and retained earnings upon the adoption of new accounting pronouncements.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(2)	Other-than-temporary impairment losses realized
	(26)	Other gains (losses)
	(28)	Total before tax
	7	Tax (expense) or benefit(1)
	$(21)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$(24)	Net of tax
(1) Based on 26% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Three Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(6)	Other-than-temporary impairment losses realized
	5	Other gains (losses)
	(1)	Total before tax
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$(4)	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details)

(In millions)	Six Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(2)	Other-than-temporary impairment losses realized
	(24)	Other gains (losses)
	(26)	Total before tax
	7	Tax (expense) or benefit(1)
	$(19)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(8)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	3	Tax (expense) or benefit(1)
	$(5)	Net of tax
Total reclassifications for the period	$(24)	Net of tax
(1) Based on 27% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Six Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(16)	Other-than-temporary impairment losses realized
	(1)	Other gains (losses)
	(17)	Total before tax
	6	Tax (expense) or benefit(1)
	$(11)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(8)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	3	Tax (expense) or benefit(1)
	$(5)	Net of tax
Total reclassifications for the period	$(16)	Net of tax
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

As of June 30, 2018, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the “Plan”). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2018, approximately 40.4 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2018, the only performance-based awards issued and outstanding were restricted stock awards.

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

The following table provides information on stock options outstanding and exercisable at June 30, 2018.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	6,057	5.4	$89	$28.26
Exercisable	4,365	4.4	71	26.77

The Company received cash from the exercise of stock options in the amount of $31 million during the first six months of 2018, compared with $39 million in the first six months of 2017. The tax benefit realized as a result of stock option exercises and restricted stock releases was $14 million in the first six months of 2018, compared with $20 million in the first six months of 2017.

As of June 30, 2018, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $54 million, of which $26 million (826 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2017	3,635	$32.40
Granted in 2018	993	44.10
Canceled in 2018	(69)	33.38
Vested in 2018	(1,062)	31.69
Restricted stock at June 30, 2018	3,497	$35.91

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $7 million and $10 million for the three-month periods and $13 million and $15 million for the six-month periods ended June 30, 2018 and 2017, respectively. Total net periodic cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$5	$4	$7	$6	$0	$0
Interest cost	1	2	8	8	1	1
Expected return on plan assets	(1)	(1)	(6)	(5)	0	0
Amortization of net actuarial loss	0	1	4	4	0	0
Amortization of prior service cost (credit)	0	0	0	0	0	0
Net periodic (benefit) cost	$5	$6	$13	$13	$1	$1

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$10	$9	$14	$12	$0	$0
Interest cost	3	3	17	16	1	1
Expected return on plan assets	(3)	(2)	(13)	(11)	0	0
Amortization of net actuarial loss	0	1	8	7	0	0
Amortization of prior service cost (credit)	0	0	0	0	0	0
Net periodic (benefit) cost	$10	$11	$26	$24	$1	$1

During the six months ended June 30, 2018, Aflac Japan contributed approximately $14 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2018) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $10 million to the U.S. funded defined benefit plan.

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

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

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

Guaranty fund assessments for the six-month period ended June 30, 2018 were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. The Company desires to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as the following or similar words as well as specific projections of future results, generally qualify as forward-looking. Aflac undertakes no obligation to update such forward-looking statements.

• expect	• anticipate	• believe	• goal	• objective
• may	• should	• estimate	• intends	• projects
• will	• assumes	• potential	• target	• outlook

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	operation of the former Japan branch as a legal subsidiary

•	limited availability of acceptable yen-denominated investments

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	governmental actions for the purpose of stabilizing the financial markets

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	ongoing changes in the Company's industry

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	tax rates applicable to the Company may change

•	defaults and credit downgrades of investments

•	ability to attract and retain qualified sales associates, brokers, employees and distribution partners

•	decline in creditworthiness of other financial institutions

•	subsidiaries' ability to pay dividends to Aflac Incorporated

•	decreases in the Company's financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of the Company's investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•	significant valuation judgments in determination of amount of impairments taken on the Company's investments

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and six-month periods ended June 30, 2018 and 2017, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). This MD&A is divided into the following sections:

THE COMPANY'S BUSINESS
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan). Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. (For more information about the conversion of Aflac Japan to a legal subsidiary, see the Insurance Operations subsection of this MD&A). American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac’s policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business.

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at June 30, 2018 was 110.54, or 2.2% stronger than the spot yen/dollar exchange rate of 113.00 at December 31, 2017. The weighted-average yen/dollar exchange rate for the three-month period ended June 30, 2018 was 109.14, or 1.8% stronger than the weighted-average yen/dollar exchange rate of 111.10 for the same period in 2017. The weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2018 was 108.61, or 3.4% stronger than the weighted-average yen/dollar exchange rate of 112.31 for the same period in 2017.
Total revenues were $5.6 billion in the second quarter of 2018, compared with $5.4 billion in the second quarter of 2017. Net earnings were $832 million, or $1.07 per diluted share in the second quarter of 2018, compared with $713 million, or $.89 per diluted share, in the second quarter of 2017.
Total revenues were $11.1 billion in the first six months of 2018, compared with $10.7 billion in the first six months of 2017. Net earnings were $1.6 billion, or $1.98 per diluted share in the first six months of 2018, compared with $1.3 billion, or $1.62 per diluted share, in the first six months of 2017.

Results in the second quarter of 2018 included pretax net realized investment gains of $3 million, compared with net realized investment losses of $56 million in the second quarter of 2017. Net investment gains in the second quarter of 2018 included $5 million of other-than-temporary impairment losses and changes in loan loss reserves. Effective January 1, 2018 upon the adoption of new accounting guidance, changes in fair value of equity securities are recorded in earnings as a component of realized investment gains and losses. The Company reported net gains on equity securities of $18 million in the second quarter of 2018.

Results in the first six months of 2018 included pretax net realized investment losses of $131 million, compared with net realized investment losses of $196 million in the first six months of 2017. Net investment losses in the first six months of 2018 included $12 million of other-than-temporary impairment losses and changes in loan loss reserves. The Company reported net losses on equity securities of $28 million in the first six months of 2018.

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

In the first six months of 2018, the Company repurchased 13.4 million shares of its common stock in the open market for $601 million under its share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 79% of its liabilities are reported as of June 30, 2018, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that the Company has identified as critical accounting estimates during the six months ended June 30, 2018. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2017 Annual Report.
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

Because a significant portion of the Company's business is conducted in Japan and foreign exchange rates are outside of management’s control, the Company believes it is important to understand the impact of translating Japanese yen into U.S. dollars. Adjusted earnings and adjusted earnings per diluted share excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior year period, which eliminates fluctuations driven solely by yen-to-dollar currency rate changes.

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively.
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net earnings	$832	$713	$1.07	$.89	$1,550	$1,305	$1.98	$1.62
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4)	(35)	19	(.04)	.02	63	128.08		.16
Other and non-recurring (income) loss	41	8.05		.01	70	28.09		.04
Income tax (benefit) expense on items excluded from adjusted earnings	(4)	(10)	(.01)	(.01)	(28)	(55)	(.04)	(.07)
Adjusted earnings	835	731	1.07	.92	1,655	1,406	2.12	1.75
Current period foreign currency impact (5)	(7)	N/A	(.01)	N/A	(29)	N/A	(.04)	N/A
Adjusted earnings excluding current period foreign currency impact (6)	$827	$731	$1.06	$.92	$1,627	$1,406	$2.08	$1.75
(1) "Adjusted earnings" was formerly referred to as "operating earnings." Amounts may not foot due to rounding.
(2) Excludes amortized hedge costs of $55 and $56 for the three-month periods and $110 and $108 for the six-month periods ended June 30, 2018, and 2017, respectively, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of adjusted earnings to conform to current year reporting. See "Hedge Costs" discussion below for further information.
(3) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $7 for the three-month period and $9 for the six-month period ended June 30, 2018 which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) Excludes a gain of $17 and $20 for the three-month periods and $33 and $41 for the six-month periods ended June 30, 2018 and 2017, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(5) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(6) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates fluctuations driven solely by yen-to-dollar currency rate changes.

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

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include foreign currency forwards and options on certain fixed maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long-term exposure to a weakening yen; foreign currency swaps associated with certain senior notes and subordinated debentures; and foreign currency swaps and credit defaults swaps held in consolidated variable interest entities (VIEs). Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also excludes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate from adjusted earnings. Certain derivative and foreign currency gains (losses) exclude amortized hedge costs (see Hedge Cost section below) and the interest rate component of the change in fair value of foreign currency swaps on notes payable that are both included in adjusted earnings.

Hedge Costs

Effective January 1, 2017, adjusted earnings includes the impact of amortized hedge costs. Amortized hedge costs represent costs incurred in using foreign currency forward contracts to hedge the foreign exchange risk of a portion of U.S. dollar-denominated assets in the Company's Japan segment investment portfolio. Amortized hedge costs are offset by a hedge cost amortization benefit recognized for foreign currency forwards that economically hedge the Company's long-term exposure to a weakening yen. These amortized hedge costs are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate, recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs.

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

Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $41 million and $8 million for the three-month periods and $70 million and $14 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 26.4% for the three-month period ended June 30, 2018, compared with 31.8% for the same period in 2017. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 26.7% for the six-month period ended June 30, 2018, compared with 32.9% for the same period in 2017. The reduction in the tax rate for the three-month and six-month period ended June 30, 2018 was primarily due to the decrease in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. The impact of the Tax Act, including the preliminary estimate for the change in tax rate that was recorded during the fourth quarter of 2017, and the Company's combined U.S. and Japanese effective income tax rate, may be adjusted in future periods, possibly materially, due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company make take as a result of the Tax Act. For further information about the impact of tax reform, see the Critical Accounting Estimates - Income Taxes section of MD&A and Note 10 in the Notes to the Consolidated Financial Statements in the 2017 Annual Report, and Note 9 of the Notes to the Consolidated Financial Statements in this report.

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

On December 2, 2016, the Company publicly announced that it would pursue the conversion of Aflac Japan from a branch structure to a subsidiary structure, with the subsidiary incorporated as a “Kabushiki Kaisha,” or Japanese stock corporation. The conversion was completed on April 1, 2018. While the branch structure remains an acceptable legal form, the subsidiary structure has emerged as the more prevalent structure for both domestic and foreign companies operating in Japan. In addition, emerging global regulatory standards generally favor the subsidiary structure for foreign insurance and financial service companies. The adoption of this new organizational framework is expected to be tax-neutral and not to have a material impact on the daily operations of either Aflac Japan or Aflac U.S. as a result of this conversion. In addition, the Company expects to obtain enhanced flexibility in capital management and business development as a result of the conversion. Effective January 1, 2018, investments of Aflac U.S. as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement between Aflac Japan and the Company's asset management subsidiary in Japan, Aflac Asset Management Japan Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. Beginning with the first quarter of 2018, AAM and AAMJ are reported in the "Corporate and other segment" category; however, the assets that they manage will be reported in the respective Aflac Japan and Aflac U.S. business segments. Effective April 1, 2018, Aflac Life Insurance Japan Ltd., a Japanese stock corporation, has assumed the business of Aflac Japan. The Parent Company had also formed wholly-owned U.S. subsidiary Aflac Holdings LLC, which is the parent company of Aflac Life Insurance Japan Ltd.

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets.

The Company evaluates its sales efforts using new annualized premium sales, an industry operating measure, which is not directly reflected on the Company's Consolidated Statements of Earnings. New annualized premium sales, which include both new sales and the incremental increase in premiums due to conversions, generally represent the premiums that the Company would collect over a 12-month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Net premium income, or earned premiums, as reflected on the Company's Consolidated Statements of Earnings, is a financial performance measure that reflects collected or due premiums that have been earned ratably on policies in force during the reporting period.

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Adjusted Earnings
Changes in Aflac Japan’s pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net premium income	$3,227	$3,222	$6,490	$6,416
Net investment income:
Yen-denominated investment income	326	322	657	646
U.S. dollar-denominated investment income	335	291	647	577
Net investment income	661	613	1,304	1,223
Amortized hedge costs related to foreign currency denominated investments	55	56	110	108
Net investment income, less amortized hedge costs	606	557	1,194	1,115
Other income (loss)	11	10	22	20
Total adjusted revenues	3,844	3,789	7,706	7,551
Benefits and claims, net	2,237	2,272	4,530	4,559
Adjusted expenses:
Amortization of deferred policy acquisition costs	180	167	348	322
Insurance commissions	194	189	383	373
Insurance and other expenses	397	370	791	737
Total adjusted expenses	771	726	1,522	1,432
Total benefits and expenses	3,008	2,998	6,052	5,991
Pretax adjusted earnings(1)	$836	$791	$1,654	$1,560
Weighted-average yen/dollar exchange rate	109.14	111.10	108.61	112.31

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net premium income	.2%	(5.3)%	1.2%	(2.5)%	(1.7)%	(2.7)%	(2.2)%	(1.9)%
Net investment income, less amortized hedge costs	8.8	(7.9)	7.1	(6.7)	6.4	(4.7)	3.2	(5.5)
Total adjusted revenues	1.5	(5.7)	2.1	(3.1)	(.5)	(3.0)	(1.4)	(2.4)
Pretax adjusted earnings(1)	5.7	(1.4)	6.0	(3.0)	3.6	1.8	2.2	(2.0)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
In the three- and six-month periods ended June 30, 2018, Aflac Japan's net premium income decreased, in yen terms, with growth in third sector premium more than offset by the anticipated reduction in first sector premium due to savings products reaching premium paid-up status. Net investment income, net of amortized hedge costs, increased largely due to higher income from U.S. dollar-denominated floating rate assets. Pretax adjusted earnings in yen increased, driven by higher net investment income and a favorable third sector benefit ratio.
Annualized premiums in force decreased 1.8% to 1.54 trillion yen as of June 30, 2018, compared with 1.57 trillion yen as of June 30, 2017. The decrease in annualized premiums in force in yen was driven primarily by limited-pay policies becoming paid-up during the year. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.9 billion at June 30, 2018, compared with $14.0 billion a year ago.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Six Months		Three Months		Six Months
	2018	2017	2018	2017	2018	2017	2018	2017
Net investment income, less amortized hedge costs	6.4%	(4.7)%	3.2%	(5.5)%	7.5%	(5.9)%	5.0%	(5.7)%
Total adjusted revenues	(.5)	(3.0)	(1.4)	(2.4)	(.3)	(3.2)	(1.1)	(2.5)
Pretax adjusted earnings(1)	3.6	1.8	2.2	(2.0)	4.3	1.0	3.5	(2.2)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
(2) Amounts excluding foreign currency impact on U.S. dollar-denominated items (a non-U.S. GAAP measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2018	2017	2018	2017
Benefits and claims, net	58.2%	59.9%	58.8%	60.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.7	4.4	4.5	4.3
Insurance commissions	5.0	5.0	5.0	4.9
Insurance and other expenses	10.3	9.8	10.3	9.7
Total adjusted expenses	20.0	19.2	19.7	18.9
Pretax adjusted earnings(1)	21.8	20.9	21.5	20.7
Ratios to total premiums:
Benefits and claims, net	69.3%	70.5%	69.8%	71.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.6	5.2	5.4	5.0
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.

In the three- and six-month periods ended June 30, 2018, the benefit ratio decreased, compared with the same respective periods in the prior year, primarily due to the continued change in mix of first and third sector business as first sector products become paid-up, as well as continued favorable cancer claims trends and associated reserve adjustments. In the three- and six-month periods ended June 30, 2018, the adjusted expense ratio increased due to lower premium income impacted by first sector products becoming paid-up, and higher expenses mainly came from increased outsourcing costs and DAC amortization. In total, the pretax operating profit margin increased in the three- and six-month periods ended June 30, 2018, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For the full year of 2018, the Company anticipates the Aflac Japan pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) to remain stable.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2018	2017	2018	2017	2018	2017	2018	2017
New annualized premium sales	$265	$229	$443	$423	29.0	25.4	48.1	47.5
Increase (decrease) over prior period	16.1%	(18.3)%	4.7%	(23.2)%	14.0%	(16.0)%	1.4%	(22.7)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2018	2017	2018	2017
Cancer	72.2%	56.0%	65.5%	53.3%
Medical	21.3	35.3	26.4	36.0
Income support	1.3	1.9	1.7	1.9
Ordinary life:
WAYS	.5	.6	.6	.6
Child endowment	.3	.4	.3	.6
Other ordinary life (1)	4.1	5.3	5.0	6.7
Other	.3	.5	.5	.9
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes term and whole life
The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis increased 16.0% during the second quarter and increased 4.1% in the first six months of 2018, compared with the same respective periods in 2017. The increase in third sector sales in the second quarter was primarily driven by the launch of Aflac Japan's new cancer insurance product in April 2018. In 2018, medical sales have declined compared with 2017 as a result of strong sales in 2017 driven by the introduction of the new medical insurance product in the second quarter of 2017. Aflac Japan has been focusing more on promotion of cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio.
Independent corporate agencies and individual agencies contributed 38.2% of total new annualized premium sales for Aflac Japan in the second quarter of 2018, compared with 41.7% for the same period in 2017. Affiliated corporate agencies, which include Japan Post, contributed 58.3% of total new annualized premium sales in the second quarter of 2018, compared with 53.9% in the second quarter of 2017. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. During the three-month period ended June 30, 2018, Aflac Japan recruited 16 new sales agencies. At June 30, 2018, Aflac Japan was represented by more than 10,300 sales agencies, with approximately 109,000 licensed sales associates employed by those agencies.
At June 30, 2018, Aflac Japan had agreements to sell its products at 371 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 3.5% of new annualized premium sales in the second quarter of 2018 for Aflac Japan, compared with 4.4% during the second quarter of 2017.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of JGBs and public and private fixed maturity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$212	$687	$3,399	$3,228
Other fixed maturity securities	622	371	1,034	909
Equity securities	8	3	106	152
Total yen-denominated	$842	$1,061	$4,539	$4,289

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$998	$23	$1,038	$81
Infrastructure debt	0	64	0	94
Bank loans (1)	193	0	373	0
Equity securities	39	144	80	151
Other investments:
Transitional real estate loans	579	145	2,149	145
Commercial mortgage loans	0	0	13	48
Middle market loans	161	154	278	251
Limited partnerships	45	0	172	0
Total dollar-denominated	$2,015	$530	$4,103	$770
Total Aflac Japan purchases	$2,857	$1,591	$8,642	$5,059
(1) In 2017, represents funding made to unit trust structures

In the first six months of 2018, Aflac Japan purchased $550 million of yen-denominated private placements and had purchased $1.1 billion for the full year of 2017.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2018	2017	2018	2017
Total purchases for the period (in millions) (1)	$2,812	$1,591	$8,470	$5,059
New money yield (1), (2)	3.55%	2.25%	2.88%	1.54%
Return on average invested assets (3)	2.30	2.28	2.29	2.31
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.59%	2.55%	2.59%	2.55%
(1) Includes fixed maturity securities, loan receivables, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month and six-month periods ended June 30, 2018 was primarily due to increased allocations to higher yielding U.S. dollar denominated asset classes.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net premium income	$1,426	$1,388	$2,853	$2,778
Net investment income	182	180	357	358
Other income	2	2	4	3
Total adjusted revenues	1,610	1,570	3,214	3,139
Benefits and claims	744	715	1,441	1,425
Adjusted expenses:
Amortization of deferred policy acquisition costs	123	116	269	256
Insurance commissions	145	146	292	291
Insurance and other expenses	258	263	535	527
Total adjusted expenses	526	525	1,096	1,074
Total benefits and expenses	1,270	1,240	2,537	2,499
Pretax adjusted earnings(1)	$340	$330	$677	$640
Percentage change over previous period:
Net premium income	2.7%	1.9%	2.7%	1.8%
Net investment income	1.1	2.3	(.3)	2.3
Total adjusted revenues	2.5	2.1	2.4	1.8
Pretax adjusted earnings(1)	3.0	13.4	5.8	2.7
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
In the three-month period ended June 30, 2018, net investment income increased, driven by higher income from floating rate assets and an offset from the drawdown of excess capital in the U.S. segment. Pretax adjusted earnings increased, driven by higher net investment income and a favorable expense ratio in the quarter. Annualized premiums in force increased 2.8% to $6.0 billion at June 30, 2018, compared with $5.9 billion at June 30, 2017.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total revenues:	2018	2017	2018	2017
Benefits and claims	46.2%	45.6%	44.8%	45.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.6	7.4	8.4	8.1
Insurance commissions	9.0	9.3	9.1	9.3
Insurance and other expenses	16.0	16.7	16.6	16.8
Total adjusted expenses	32.7	33.4	34.1	34.2
Pretax adjusted earnings(1)	21.1	21.0	21.1	20.4
Ratios to total premiums:
Benefits and claims	52.2%	51.5%	50.5%	51.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.6	8.4	9.4	9.2
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.

For the three-month period ended June 30, 2018, the benefit ratio increased, in line with expectations, when compared with the same period in 2017. For the same period, the adjusted expense ratio decreased compared with the same period in 2017, primarily related to one-time expenses in the second quarter of 2017 that slightly elevated expense ratios. The pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) was flat during this period compared with the same period in 2017, as increased benefit ratios were offset by decreased expense ratios.

For the six-month period ended June 30, 2018, the benefit ratio decreased when compared with the same period in 2017, due in large part to benefit reserve releases related to slightly elevated lapses of older individual cancer policies in the first quarter of 2018. The adjusted expense ratio increased slightly for the six-month period ended June 30, 2018 when compared to the same period in 2017, primarily due to planned spending increases reflecting elevated investments in the platform. The pretax adjusted profit margin increased when compared to the same period in 2017, primarily due to lower benefit ratios.

Note that all of these ratios-to-revenue reflect reduced net investment income due to the Company's planned drawdown of excess capital to lower Risk-Based Capital (RBC) ratios. (See the Capital Resources and Liquidity section of this MD&A for further discussion of the planned reduction of RBC.)

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2018	2017	2018	2017
New annualized premium sales	$370	$356	$705	$689
Increase (decrease) over prior period	3.9%	2.4%	2.3%	2.1%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2018	2017	2018	2017
Accident	29.5%	29.8%	29.4%	29.5%
Short-term disability	23.5	23.9	23.3	24.5
Critical care(1)	20.8	21.1	21.4	21.0
Hospital indemnity	15.1	14.0	15.0	14.0
Dental/vision	5.4	5.9	5.4	5.6
Life	5.7	5.3	5.5	5.4
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, increased 3.1%; short-term disability sales increased 1.9%; critical care insurance sales (including cancer insurance) increased 2.4%; and hospital indemnity insurance sales increased 11.2% in the second quarter of 2018, compared with the same period in 2017.

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

In the second quarter of 2018, the Aflac U.S. sales force included approximately 8,500 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

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

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The FIO does not directly regulate the insurance industry, but under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the federal government, subject to certain requirements and restrictions. The FIO and certain federal agencies must achieve consensus positions with the state insurance regulators when taking positions on insurance proposals by certain international forums. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers. The President and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. The Company cannot predict with any degree of certainty what impact, if any, such proposals will have on Aflac's business, financial condition, or results of operations.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Fixed maturity securities:
Other fixed maturity securities	$560	$226	$679	$485
Infrastructure debt	80	10	96	15
Equity securities	26	36	49	38
Other investments:
Transitional real estate loans	98	41	170	41
Commercial mortgage loans	55	0	55	0
Middle market loans	44	42	75	93
Limited partnerships	4	0	26	0
Total Aflac U.S. Purchases	$867	$355	$1,150	$672

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2018	2017	2018	2017
Total purchases for period (in millions) (1)	$863	$355	$1,124	$672
New money yield (1), (2)	4.21%	4.46%	4.33%	4.40%
Return on average invested assets (3)	5.14	5.05	5.09	5.02
Portfolio book yield, end of period (1)	5.53%	5.54%	5.53%	5.54%
(1) Includes fixed maturity securities, loan receivables, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three- and six-month periods ended June 30, 2018 was primarily due to the purchase of tax-advantaged municipal bonds in the second quarter of 2018. Excluding this, new money yields for the three- and six-month periods ended June 30, 2018 were higher. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

In the three-month period ended June 30, 2018, total revenue increased 21.4% to $85 million, reflecting net investment income of $27 million. Net investment income, which increased $19 million, was primarily generated by invested assets transferred as part of the drawdown of excess capital from the U.S. segment beginning in the fourth quarter of 2017. Pretax adjusted earnings were a loss of $38 million, compared with a loss of $48 million a year ago.

In the first six months of 2018, total revenue increased 18.8% to $164 million, reflecting net investment income of $48 million. Net investment income, which increased $33 million, was primarily generated by invested assets transferred as part of the drawdown of excess capital in the U.S. segment beginning in the fourth quarter of 2017. Pretax adjusted earnings were a loss of $84 million, compared with a loss of $100 million a year ago.

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

The following table details investments by segment.

Investments by Segment

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Available for sale, fixed maturity securities, at fair value (1)	$71,655	$69,338	$12,837	$13,606
Held to maturity, fixed maturity securities, at amortized cost	31,259	31,430	0	0
Equity securities (1)	890	868	149	92
Other investments:
Transitional real estate loans	2,892	986	355	249
Commercial mortgage loans	772	767	194	141
Middle market loans	750	527	347	332
Policy loans	210	198	12	12
Short-term investments	0	57	1	0
Other	238	98	55	31
Total other investments	4,862	2,633	964	765
Total investments	108,666	104,269	13,950	14,463
Cash and cash equivalents	1,588	636	1,195	1,011
Total investments and cash (2)	$110,254	$104,905	$15,145	$15,474
(1) Includes perpetual securities
(2) Excludes investments and cash held by the Parent Company and other business segments of $2,522 in 2018 and $3,280 in 2017

Cash and cash equivalents totaled $3.8 billion, or 3.0% of total investments and cash, as of June 30, 2018, compared with $3.5 billion, or 2.8%, at December 31, 2017. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

In 2017, Aflac U.S. became a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member, Aflac U.S. can access low-cost funding and also receive dividends on FHLB membership stock. Additional FHLB stock purchases are required based on funding activity with the FHLB. Aflac U.S. will be required to post acceptable forms of collateral for any funding from the FHLB. The FHLB stock purchased by the Company is classified as a restricted investment and is included in other investments in the consolidated balance sheets.

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

The distributions of debt securities the Company owns, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.1%	1.0%	.9%
AA	4.0	4.1	3.9	4.0
A	66.9	68.5	65.8	66.9
BBB	23.3	21.9	24.0	23.3
BB or lower	4.7	4.4	5.3	4.9
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2018, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2018.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	B	$142	$98	$(44)
AXA	BBB	294	253	(41)
Noble Holdings International Ltd.	CCC	98	68	(30)
The Sultanate of Oman	BBB	316	286	(30)
Time Warner Cable Inc.	BBB	118	101	(17)
Kommunal Landspensjonskasse (KLP)	BBB	135	118	(17)
Baker Hughes Inc.	A	121	105	(16)
Oracle Corp.	A	208	193	(15)
Microsoft Corp.	AAA	217	202	(15)
National Oilwell Varco Inc.	BBB	83	70	(13)

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

Below-Investment-Grade Investments

	June 30, 2018
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Republic of South Africa	$452	$452	$474	$22
Investcorp Capital Limited	385	385	396	11
Navient Corp.	301	160	226	66
KLM Royal Dutch Airlines	271	199	221	22
Republic of Tunisia	190	111	135	24
Telecom Italia SpA	181	181	227	46
Barclays Bank PLC	181	112	164	52
Generalitat de Catalunya	145	53	136	83
Transnet	136	136	136	0
Diamond Offshore Drilling Inc.	124	142	98	(44)
IKB Deutsche Industriebank AG	118	50	109	59
Alcoa, Inc.	100	84	97	13
Noble Holdings International Ltd.	94	98	68	(30)
Petrobras International Finance Company	84	85	79	(6)
EMC Corp.	80	80	73	(7)
Teva Pharmaceuticals	76	74	69	(5)
Teck Resources Ltd.	70	76	66	(10)
Transocean Inc.	68	72	63	(9)
Nabors Industries Inc.	59	56	60	4
National Gas Co. Trinidad and Tobago	52	50	53	3
Votorantim Overseas Trading IV Ltd.	50	49	53	4
CF Industries Inc.	50	49	47	(2)
Other Issuers (below $50 million in par value)	278	272	264	(8)
Subtotal (1)	3,545	3,026	3,314	288
Senior secured bank loans	1,586	1,609	1,583	(26)
High yield corporate bonds	516	513	509	(4)
Middle market loans, net of reserves (2)	1,113	1,097	1,095	(2)
Grand Total	$6,760	$6,245	$6,501	$256
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities (1)	$85,477	$95,771	$81,454	$93,025
Equity securities (1)	1,081	1,081	831	1,006
Total publicly issued	86,558	96,852	82,285	94,031
Privately issued securities: (2)
Fixed maturity securities (1)	24,717	28,066	25,108	29,360
Equity securities (1)	22	22	15	17
Total privately issued	24,739	28,088	25,123	29,377
Total investment securities	$111,297	$124,940	$107,408	$123,408
(1) Includes perpetual securities
(2) Includes Rule 144A securities

The Company held $1,681 million and $1,789 million of perpetual securities at fair value ($1,516 million and $1,462 million at amortized cost) as of June 30, 2018 and December 31, 2017, respectively. The perpetual securities the Company holds were largely issued by banks that are systemically important to the financial markets of the sovereign country of domicile of the issuer. Generally, the Company believes regulatory changes made in the banking industry following the Global Financial Crisis and the European Sovereign Crisis, including increased capital and liquidity requirements and a reduction of business risk, have improved overall bank creditworthiness. However, bank capital securities may be subject to varying bail-in/resolution regimes in their home countries, which may include conversion or write-down provisions when bank regulators determine that the institution has reached the point of non-viability. Such actions could result in lower cash flows and ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase the Company’s regulatory capital requirements. These factors are an integral part of the Company's credit review process.

The following table details the Company's privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	June 30, 2018	December 31, 2017
Privately issued securities as a percentage of total investment securities	22.2%	23.4%
Privately issued securities held by Aflac Japan	$21,975	$22,354
Privately issued securities held by Aflac Japan as a percentage of total investment securities	19.7%	20.8%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2018	December 31, 2017
Privately issued reverse-dual currency securities	$5,549	$5,669
Publicly issued collateral structured as reverse-dual currency securities	1,664	1,390
Total reverse-dual currency securities	$7,213	$7,059
Reverse-dual currency securities as a percentage of total investment securities	6.5%	6.6%
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

	June 30, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans) (1)	$17,563	$17,671	$17,972	$19,314
Fixed maturity securities - bank loans (floating rate)	1,835	1,799	1,936	1,865
Fixed maturity securities - economically converted to yen	1,686	2,335	1,650	2,549
Equity securities (1)	187	187	147	173
Other investments:
Transitional real estate loans (floating rate)	2,892	2,910	986	984
Commercial mortgage loans	772	742	767	753
Middle market loans (floating rate)	750	753	527	530
Alternative investments	238	238	97	97
Total U.S. dollar-denominated investments in Aflac Japan	$25,923	$26,635	$24,082	$26,265
(1) Includes perpetual securities

As of June 30, 2018, Aflac Japan had $9.9 billion outstanding notional amounts of foreign currency forwards and $9.5 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments, resulting in the unhedged fair value of the U.S. dollar Japan portfolio of $14.8 billion, excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash settlements of $35 million and $11 million for the three-month and $36 million and $153 million for the six-month periods ended June 30, 2018 and 2017, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

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

The following table presents metrics related to hedge costs for the periods ended June 30.

Hedge Cost Metrics(1)

	Three Months		Six Months
	2018	2017	2018	2017
FX forward notional at end of period (in billions of dollars)(2)	9.9	10.9	9.9	10.9
Weighted average original tenor (in months)(3)	29.5	27.1	29.5	27.1
Weighted average remaining tenor (in months)(4)	19.8	20.6	19.8	20.6
Annualized amortized hedge costs (in basis points)(5)	223	209	225	190
Amortized hedge costs for period (in millions of dollars)	(55)	(56)	(110)	(108)
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

Net Investment Hedge
The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Company has taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan. Second, the Company has designated the majority of the Parent Company’s yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of the Company's net investment in Aflac Japan. The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2018 and 2017, respectively.
For the hedge of the Company's net investment in Aflac Japan, the Company has designated certain of the Parent Company's yen-denominated liabilities and foreign currency forwards and options as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.3 billion as of June 30, 2018, with hedging instruments comprised completely of yen-denominated debt, compared with a hedge of $1.8 billion as of December 31, 2017, with hedging instruments comprised of $1.4 billion of yen-denominated debt and $.4 billion of foreign currency forwards and options.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2018	December 31, 2017	% Change
Aflac Japan	$6,342	$6,150	3.1%	(1)
Aflac U.S.	3,398	3,355	1.3
Total	$9,740	$9,505	2.5%
(1)Aflac Japan’s deferred policy acquisition costs increased .9% in yen during the six months ended June 30, 2018.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2018	December 31, 2017	% Change
Aflac Japan	$92,125	$89,132	3.4%	(1)
Aflac U.S.	10,789	10,625	1.5
Other	167	138	21.0
Intercompany eliminations(2)	(771)	(748)	3.1
Total	$102,310	$99,147	3.2%
(1) Aflac Japan’s policy liabilities increased 1.1% in yen during the six months ended June 30, 2018.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $5.3 billion at June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 15 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac Japan and Aflac U.S. to Parent Company

(In millions)	2018	2017
Dividends declared or paid by Aflac	$258	$800
Management fees paid by Aflac Japan and Aflac U.S.	98	156

The decline in dividends in the first half of 2018 was driven by the Company's decision to retain capital in Japan for this first quarter after the conversion of Aflac Japan from a branch to a subsidiary. Management fees decreased during the six-month period ending June 30, 2018, compared to prior year due to changes in the administration of intercompany expenses between legal entities subsequent to the conversion of Aflac Japan from a branch to subsidiary on April 2, 2018.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

The Parent Company's sources and uses of cash are reasonably predictable and are not expected to change materially in the future. For additional information, including restrictions that could apply to dividends provided by Aflac Japan and Aflac U.S. to the Parent Company, see the Financing Activities and Regulatory Restrictions subsections of this MD&A.

The Parent Company also accesses debt security markets to provide additional sources of capital. In August 2016, the Company filed a shelf registration statement with Japanese regulatory authorities that allows the Company to conduct public offerings of bonds in Japan, including yen-denominated Samurai notes, up to 200 billion yen or its equivalent through August 2018. The Company intends to renew this shelf registration statement through August 2020. The shelf registration statement is for possible public offerings in Japan, but the bonds issued under the shelf may be transferred by the bondholders to U.S. persons in compliance with U.S. law. The Company intends to file a registration statement with the SEC that will allow the Company to issue an indefinite amount of debt securities, in one or more series, from time to time, for a period of three years from the date the registration statement becomes effective. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The principal sources of cash for the Company's insurance operations are premiums and investment income. The primary uses of cash by the Company's insurance operations are investments, policy claims, commissions, operating expenses, income taxes and payments to the Parent Company for management fees and dividends. Both the sources and uses of cash are reasonably predictable.

When making an investment decision, the Company's first consideration is based on product needs. The Company's investment objectives provide for liquidity through the purchase of investment-grade debt securities. These objectives also take into account duration matching, and because of the long-term nature of the Company's business, the Company has adequate time to react to changing cash flow needs related to benefits and expenses.

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

As of June 30, 2018, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 8 of the Notes to the Consolidated Financial Statements.

As part of the FHLB funding arrangement as discussed previously in the Analysis of Financial Condition section of this MD&A, Aflac U.S. borrowed and repaid $86 million during the first six months of 2018.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2018. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2018	2017
Operating activities	$2,807	$3,165
Investing activities	(1,443)	(2,517)
Financing activities	(988)	(1,231)
Exchange effect on cash and cash equivalents	(20)	(12)
Net change in cash and cash equivalents	$356	$(595)
Operating Activities
The following table summarizes operating cash flows by source for the six-month periods ended June 30.

(In millions)	2018	2017
Aflac Japan	$2,947	$2,509
Aflac U.S. and other operations	(140)	656
Total	$2,807	$3,165
Investing Activities
Operating cash flow is primarily used to purchase investments to meet future policy obligations. The following table summarizes investing cash flows by source for the six-month periods ended June 30.

(In millions)	2018	2017
Aflac Japan	$(889)	$(2,073)
Aflac U.S. and other operations	(554)	(444)
Total	$(1,443)	$(2,517)

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

Financing Activities

Consolidated cash used by financing activities was $988 million in the first six months of 2018, compared with consolidated cash used by financing activities of $1.2 billion for the same period of 2017.

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of June 30, 2018, for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2018.

Cash returned to shareholders through dividends and treasury stock purchases was $1.0 billion during the six-month period ended June 30, 2018, compared with $1.1 billion during the six-month period ended June 30, 2017.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2018	2017
Treasury stock purchases	$601	$813
Number of shares purchased:
Open market	13,441	22,310
Other	328	346
Total shares purchased	13,769	22,656

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2018	2017
Stock issued from treasury:
Cash financing	$12	$34
Noncash financing	15	66
Total stock issued from treasury	$27	$100
Number of shares issued	832	1,452

During the first six months of 2018, the Company repurchased 13.4 million shares of its common stock for $601 million as part of its share repurchase program. As of June 30, 2018, a remaining balance of 84.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase a total of $1.1 billion to $1.4 billion of its common stock in 2018, assuming stable capital conditions and the absence of compelling alternatives.

Cash dividends paid to shareholders were $.26 per share in the second quarter of 2018, compared with $.22 per share in the second quarter of 2017. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2018	2017
Dividends paid in cash	$396	$328
Dividends through issuance of treasury shares	8	16
Total dividends to shareholders	$404	$344

In July 2018, the board of directors declared the third quarter cash dividend of $.26 per share, an increase of 18.2% compared with the same period in 2017. The dividend is payable on September 1, 2018 to shareholders of record at the close of business on August 22, 2018.

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

The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s risk-based capital (RBC) formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2018, Aflac’s U.S.-only RBC ratio remains high and reflects a strong capital and surplus position, even reflecting the full negative impact of the U.S. Tax Act, which is expected to be fully adopted in 2018. This reduction occurs as a result of writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained. The Company expects to continue to draw down RBC levels through dividends in the second half of 2018; however, the RBC level is still expected to be strong at the end of the year.

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

As of June 30, 2018, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As part of the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018, the Company experienced an accounting-driven decline in the SMR of approximately 130 points, based on the SMR as of December 31, 2017. Subject to regulatory approval, the Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees, allocated expenses and remittances of earnings. Prior to the Aflac Japan branch conversion on April 1, 2018, Aflac Japan paid allocated expenses and profit remittances to Aflac U.S. The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2018	2017
Aflac Japan management fees paid to Parent Company	$40	$55
Expenses allocated to Aflac Japan (in dollars)	8	56
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in dollars)	312	275
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in yen)	33.4	31.3

The Company had foreign exchange forwards and options as part of an economic hedge of foreign exchange risk on 30.0 billion yen of profit remittances received from Aflac Japan in the first six months of 2018, resulting in $2 million more funds received when the yen were exchanged into dollars relative to what would have been received at the then-current exchange rate.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of the new and revised internal controls related to the implementation of a new investment accounting reporting system. The Company had also implemented new and revised internal controls related to the upgrade to a newer version of the Company's financial accounting and reporting consolidation system effective January 2018. The Company's management believes that the implementation of these systems has improved and enhanced its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2017, three former independent sales contractors filed a shareholders derivative complaint in the U.S. District Court for the Southern District of New York naming the Parent Company as nominal defendant and the Parent Company’s Chairman and Chief Executive Officer, several of its directors, and a former officer and director as defendants. The complaint alleges breaches of fiduciary duty, misstatements and omissions in the Company’s public disclosures, and insider trading. The Company’s Board of Directors had previously established a special litigation committee (SLC) in July 2017 to investigate certain allegations underlying the derivative action. The SLC issued a report of its investigation in September 2017 and another report in February 2018, each of which determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. An amended complaint was filed on January 31, 2018. On February 12, 2018, this litigation was transferred to the U.S. District Court for the Middle District of Georgia. The SLC issued a third report of its investigation in May 2018 regarding certain additional allegations raised in the amended complaint, in which the SLC also determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. The Company has filed a motion to dismiss, as well as a supplemental brief in support of the motion to dismiss, in part based upon the conclusions of the SLC reports. The Company believes the outcome of this litigation will not have a material adverse effect on its financial position, results of operation or cash flows.

On February 9, 2018, a putative class action complaint was filed in the U.S. District Court for the Middle District of Georgia, purportedly on behalf of purchasers of Aflac Incorporated stock between February 27, 2013 and January 11, 2018. The complaint named the Parent Company and certain officers as defendants and alleged that the Company’s public disclosures were misleading in relation to purported recruiting practices, misclassification of independent contractors, manipulation of a sales metric, and failure to adhere to the Company’s Code of Business Conduct and Ethics and corporate social responsibility standards. On June 5, 2018, the plaintiff voluntarily dismissed the complaint without prejudice, and on June 6, 2018, the case was closed by the Middle District of Georgia.

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

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Operation of the former Japan branch as a legal subsidiary could adversely affect the Company's business, results of operations, or financial position.

The conversion of the Japan branch to a legal subsidiary, which the Company executed in the second quarter of 2018, is a complex undertaking and involves a number of risks, including information technology-related delays and problems, personnel loss, regulatory law changes, legal and regulatory requirements, changes to the Company's operations, and management distraction. The conversion and continued operation as a legal subsidiary may entail modifications of certain aspects of the Company's operations, which could result in additional costs or reduce net earnings. Any of these risks, if realized, could result in a material adverse effect on the Company's business, results of operations or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2018, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,370,284		$44.31	2,370,284	95,626,488
February 1 - February 28	2,349,600		44.70	2,349,600	93,276,888
March 1 - March 31	1,937,161		44.49	1,920,400	91,356,488
April 1 - April 30	2,082,500		44.62	2,082,500	89,273,988
May 1 - May 31	2,558,472		45.17	2,542,900	86,731,088
June 1 - June 30	2,175,100		44.99	2,175,100	84,555,988
Total	13,473,117	(2)	$44.73	13,440,784	84,555,988	(1)
(1)The total remaining shares available for purchase at June 30, 2018, consisted of 4,555,988 shares related to an 80,000,000 share repurchase authorization by the board of directors announced in 2015 and 80,000,000 shares related to an 80,000,000 share repurchase authorization by the board of directors announced in 2017.
(2)During the first six months of 2018, 32,333 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated November 10, 2015, Exhibit 3.1 (File No. 001-07434).
	15	-	Letter from KPMG LLP regarding unaudited interim financial information.
	31.1	-	Certification of CEO dated August 3, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated August 3, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated August 3, 2018, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document.(1)
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)
Includes the following materials contained in this Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

August 3, 2018	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

August 3, 2018	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer