Form 10-Q
period 2018-09-30
AFLAC INC
filed 2018-11-01
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).            ☑  Yes  ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 24, 2018
Common Stock, $.10 Par Value	761,279,345

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2018

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2018, and 2017, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aflac Incorporated:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2018, the related consolidated statements of earnings, and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017, the related consolidated statements of shareholders' equity, and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Atlanta, Georgia
November 1, 2018

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2018	2017	2018	2017
Revenues:
Net premiums, principally supplemental health insurance	$4,636	$4,648	$14,086	$13,951
Net investment income	870	811	2,569	2,408
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(5)	(8)	(17)	(27)
Other gains (losses) (1)	61	38	(59)	(139)
Total realized investment gains (losses)	56	30	(76)	(166)
Other income (loss)	15	17	53	50
Total revenues	5,577	5,506	16,632	16,243
Benefits and expenses:
Benefits and claims, net	3,002	3,083	9,075	9,174
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	315	271	932	848
Insurance commissions	331	332	1,007	996
Insurance and other expenses	730	686	2,193	2,025
Interest expense	53	59	164	181
Total acquisition and operating expenses	1,429	1,348	4,296	4,050
Total benefits and expenses	4,431	4,431	13,371	13,224
Earnings before income taxes	1,146	1,075	3,261	3,019
Income taxes	301	359	866	998
Net earnings	$845	$716	$2,395	$2,021
Net earnings per share:
Basic	$1.10	$.91	$3.10	$2.54
Diluted	1.09	.90	3.08	2.52
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	767,049	788,958	772,807	794,645
Diluted	772,070	794,762	777,867	800,483
Cash dividends per share	$.26	$.22	$.78	$.65

(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2018	2017	2018	2017
Net earnings	$845	$716	$2,395	$2,021
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(383)	(58)	(51)	325
Unrealized gains (losses) on fixed maturity securities: (1)
Unrealized holding gains (losses) on fixed maturity securities during period	(866)	457	(3,099)	1,006
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	(37)	(50)	(11)	(33)
Unrealized gains (losses) on derivatives during period	(2)	(1)	2	0
Pension liability adjustment during period	1	1	1	(1)
Total other comprehensive income (loss) before income taxes	(1,287)	349	(3,158)	1,297
Income tax expense (benefit) related to items of other comprehensive income (loss)	(344)	219	(813)	396
Other comprehensive income (loss), net of income taxes	(943)	130	(2,345)	901
Total comprehensive income (loss)	$(98)	$846	$50	$2,922
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions)	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturity securities (amortized cost $72,207 in 2018 and $70,594 in 2017) (1)	$77,443	$78,804
Fixed maturity securities - consolidated variable interest entities (amortized cost $4,045 in 2018 and $4,538 in 2017) (1)	4,853	5,509
Securities held to maturity, at amortized cost:
Fixed maturity securities (fair value $36,250 in 2018 and $38,072 in 2017)	30,421	31,430
Equity securities, at fair value:
Equity securities (1)	880	270
Equity securities - consolidated variable interest entities	179	753
Other investments (2)	7,009	3,402
Cash and cash equivalents	3,429	3,491
Total investments and cash	124,214	123,659
Receivables	784	827
Accrued investment income	735	769
Deferred policy acquisition costs	9,622	9,505
Property and equipment, at cost less accumulated depreciation	435	434
Other (3)	2,151	2,023
Total assets	$137,941	$137,217
(1) Includes perpetual securities, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements
(2) Includes $5,388 in 2018 and $2,341 in 2017 of loan receivables and limited partnerships from consolidated variable interest entities
(3) Includes $190 in 2018 and $151 in 2017 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)

(In millions, except for share and per-share amounts)	September 30, 2018 (Unaudited)	December 31, 2017
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$83,856	$81,857
Unpaid policy claims	4,530	4,392
Unearned premiums	5,224	5,959
Other policyholders’ funds	6,974	6,939
Total policy liabilities	100,584	99,147
Income taxes	3,887	4,745
Payables for return of cash collateral on loaned securities	1,970	606
Notes payable	5,279	5,289
Other (4)	2,987	2,832
Total liabilities	114,707	112,619
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2018 and 2017; issued 1,347,376 shares in 2018 and 1,345,762 shares in 2017	135	135
Additional paid-in capital	2,151	2,052
Retained earnings	31,461	29,895
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,113)	(1,750)
Unrealized gains (losses) on fixed maturity securities (5)	4,240	5,964
Unrealized gains (losses) on derivatives	(24)	(23)
Pension liability adjustment	(194)	(163)
Treasury stock, at average cost	(12,422)	(11,512)
Total shareholders’ equity	23,234	24,598
Total liabilities and shareholders’ equity	$137,941	$137,217
(4) Includes $101 in 2018 and $128 in 2017 of derivatives from consolidated variable interest entities
(5) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Nine Months Ended September 30,
(In millions - Unaudited)	2018	2017
Common stock:
Balance, beginning of period	$135	$135
Balance, end of period	135	135
Additional paid-in capital:
Balance, beginning of period	2,052	1,908
Exercise of stock options	30	33
Share-based compensation	39	38
Gain (loss) on treasury stock reissued	30	30
Balance, end of period	2,151	2,009
Retained earnings:
Balance, beginning of period	29,895	25,981
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	148	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	(374)	0
Net earnings	2,395	2,021
Dividends to shareholders	(603)	(513)
Balance, end of period	31,461	27,489
Accumulated other comprehensive income (loss):
Balance, beginning of period	4,028	2,630
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	(148)	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	374	0
Unrealized foreign currency translation gains (losses) during period, net of income taxes	(38)	268
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments (1)	(2,310)	632
Unrealized gains (losses) on derivatives during period, net of income taxes	2	1
Pension liability adjustment during period, net of income taxes	1	0
Balance, end of period	1,909	3,531
Treasury stock:
Balance, beginning of period	(11,512)	(10,172)
Purchases of treasury stock	(939)	(1,053)
Cost of shares issued	29	38
Balance, end of period	(12,422)	(11,187)
Total shareholders’ equity	$23,234	$21,977
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2018	2017
Cash flows from operating activities:
Net earnings	$2,395	$2,021
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(27)	(32)
Capitalization of deferred policy acquisition costs	(1,082)	(1,077)
Amortization of deferred policy acquisition costs	932	848
Increase in policy liabilities	1,821	2,137
Change in income tax liabilities	38	323
Realized investment (gains) losses	76	166
Other, net	506	210
Net cash provided (used) by operating activities	4,659	4,596
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	5,991	3,382
Equity securities	369	755
Held-to-maturity fixed maturity securities	880	1,714
Other investments - loan receivables	597	134
Costs of investments acquired:
Available-for-sale fixed maturity securities	(7,845)	(6,827)
Equity securities	(338)	(391)
Other investments - loan receivables	(4,150)	(916)
Other investments, excluding loan receivables, net	(136)	(167)
Settlement of derivatives, net	(141)	(240)
Cash received (pledged or returned) as collateral, net	1,413	(273)
Other, net	188	(58)
Net cash provided (used) by investing activities	(3,172)	(2,887)
Cash flows from financing activities:
Purchases of treasury stock	(923)	(1,053)
Proceeds from borrowings	0	524
Principal payments under debt obligations	0	(660)
Dividends paid to shareholders	(595)	(491)
Change in investment-type contracts, net	(17)	39
Treasury stock reissued	36	23
Other, net	(14)	5
Net cash provided (used) by financing activities	(1,513)	(1,613)
Effect of exchange rate changes on cash and cash equivalents	(36)	(28)
Net change in cash and cash equivalents	(62)	68
Cash and cash equivalents, beginning of period	3,491	4,859
Cash and cash equivalents, end of period	$3,429	$4,927
Supplemental disclosures of cash flow information:
Income taxes paid	$827	$693
Interest paid	124	144
Noncash interest	41	38
Impairment losses included in realized investment losses	17	27
Noncash financing activities:
Capital lease obligations	10	7
Treasury stock issued for:
Associate stock bonus	7	22
Shareholder dividend reinvestment	8	22
Share-based compensation grants	2	1

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan). Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 69% of the Company's total revenues in both the nine-month periods ended September 30, 2018 and 2017, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 84% at September 30, 2018, compared with 83% at December 31, 2017.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2018, and December 31, 2017, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2018 and 2017, and the consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2018 and 2017. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report).

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

		Early adopted as of July 1, 2018	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
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
ASU 2018-15 Intangibles - Goodwill and Other - Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted.

The adoption of this guidance is not expected to have a significant impact on the Company’s financial position, results of operations or disclosures.

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Accordingly, six disclosures requirements were removed, two added and two clarified. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. Early adoption is permitted.
The adoption of this guidance is not expected to have a significant impact on the Company’s financial position, results of operations, or disclosures.
ASU 2018-13 Fair Value Measurement, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued amendments to the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments remove, modify, and add certain disclosures. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.
The adoption of this guidance is not expected to have a significant impact on the Company’s financial position, results of operations, or disclosures.
ASU 2018-12 Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued amendments that will significantly change how insurers account for long-duration contracts. The amendments will change existing recognition, measurement, presentation, and disclosure requirements. Issues addressed in the new guidance include: 1) requirement to update assumptions for liability for future policy benefits, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application of the amendments is permitted.

The Company is thoroughly evaluating the impact of adoption and it is expected that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company expects that the requirement to update assumptions for liability for future policy benefits will have the most significant impact on its results of operations, systems, processes, and controls.

ASU 2018-11 Leases, Targeted Improvements
In July 2018, the FASB issued targeted improvements to Topic 842 Leases. The amendments in the update provide entities with an additional (and optional) transition method to adopt the new leases standard by recording a cumulative effect adjustment to beginning retained earnings. Additionally, the amendments provide lessors with a practical expedient to not separate nonlease components from associated lease components and instead account for those components as a single component under certain conditions. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

The Company has elected the optional transition method. The adoption of this guidance is not expected to have a significant impact on the Company’s financial position, results of operations, or disclosures.

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
ASU 2017-12 Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance which improves and simplifies the accounting rules around hedge accounting and will create more transparency around how economic results are presented on financial statements. Issues addressed in this new guidance include: 1) risk component hedging, 2) accounting for the hedged item in fair value hedges of interest rate risk, 3) recognition and presentation of the effects of hedging instruments, and 4) amounts excluded from the assessment of hedge effectiveness. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the guidance.

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

The Company has identified certain financial instruments in scope of this guidance to include certain fixed maturity securities, loan and loan receivables and reinsurance recoverables (See Notes 3 and 7 for current balances of instruments in scope). The Company is progressing towards updating its credit loss projection models and accounting systems to comply with the required changes in measurement of credit losses. The Company currently expects loans and loan receivables and held-to-maturity fixed maturity securities to be the asset classes most significantly impacted upon adoption of the guidance. The Company continues to evaluate the impact of adoption of this guidance on its financial position, results of operations, and disclosures.

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02 Leases
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Under the new guidance, lessor accounting is largely unchanged.

The new standard is effective for the Company on January 1, 2019, as we do not plan to early adopt. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company is electing to use its effective date as its date of initial application. The transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. Because the Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight.

The Company has identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for current balances of leases in scope). The leases within scope of this guidance will increase the Company's ROU assets and lease liabilities recorded on its statement of financial position, however the Company estimates leases within scope of the guidance to represent less than 1% of its total assets as of September 30, 2018. The Company estimates that the adoption of this guidance will not have a significant impact on its financial position, results of operations, or disclosures.

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

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Revenues:
Aflac Japan:
Net earned premiums	$3,159	$3,200	$9,649	$9,616
Net investment income, less amortized hedge costs	606	561	1,801	1,676
Other income	10	11	31	31
Total Aflac Japan	3,775	3,772	11,481	11,323
Aflac U.S.:
Net earned premiums	1,426	1,393	4,280	4,172
Net investment income	187	181	544	539
Other income	3	1	7	3
Total Aflac U.S.	1,616	1,575	4,831	4,714
Corporate and other	82	69	245	204
Total adjusted revenues	5,473	5,416	16,557	16,241
Realized investment gains (losses) (1),(2),(3)	104	90	75	2
Total revenues	$5,577	$5,506	$16,632	$16,243
(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $59 and $60 for the three- month periods and $168 and for both the nine-month periods ended September 30, 2018, and 2017, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $9 for the three-month period and $18 for the nine-month period ended September 30, 2018, respectively, which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(3) An immaterial amount of net interest cash flows from derivatives associated with certain investment strategies in the three- and nine-month periods ended September 30, 2018, were reclassified from realized investment gains (losses) into net investment income when analyzing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Pretax earnings:
Aflac Japan	$756	$748	$2,411	$2,308
Aflac U.S.	334	316	1,011	956
Corporate and other	(29)	(50)	(113)	(150)
Pretax adjusted earnings	1,061	1,014	3,309	3,114
Realized investment gains (losses) (1),(2),(3),(4)	88	71	25	(57)
Other income (loss)	(3)	(10)	(73)	(38)
Total earnings before income taxes	$1,146	$1,075	$3,261	$3,019
Income taxes applicable to pretax adjusted earnings	$270	$338	$862	$1,031
Effect of foreign currency translation on after-tax adjusted earnings	(1)	(29)	27	(31)

(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $59 and $60 for the three- month periods and $168 for both the nine-month periods ended September 30, 2018, and 2017, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax adjusted earnings when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $9 for the three-month period and $18 for the nine-month period ended September 30, 2018 which has been reclassified from realized investment gains (losses) and reported as an increase in pretax adjusted earnings when analyzing operations.
(3) An immaterial amount of net interest cash flows from derivatives associated with certain investment strategies in the three- and nine-month periods ended September 30, 2018, were reclassified from realized investment gains (losses) into net investment income when analyzing operations.
(4) Excluding a gain of $17 and $19 for the three-month periods and $50 and $60 for the nine-month periods ended September 30, 2018, and 2017, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is included in adjusted earnings when analyzing segment operations

Assets were as follows:

(In millions)	September 30, 2018	December 31, 2017
Assets:
Aflac Japan	$116,181	$114,402
Aflac U.S.	19,585	19,893
Corporate and other	2,175	2,922
Total assets	$137,941	$137,217

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in debt securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2018
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$29,499		$2,955	$426	$32,028
Municipalities	376		25	17	384
Mortgage- and asset-backed securities	151		21	0	172
Public utilities	1,685		303	9	1,979
Sovereign and supranational	1,116		133	1	1,248
Banks/financial institutions	5,317		602	159	5,760
Other corporate	4,618		683	36	5,265
Total yen-denominated	42,762		4,722	648	46,836
U.S. dollar-denominated:
U.S. government and agencies	136		7	1	142
Municipalities	1,339		123	12	1,450
Mortgage- and asset-backed securities	154		8	1	161
Public utilities	4,863		562	91	5,334
Sovereign and supranational	248		61	0	309
Banks/financial institutions	2,767		431	19	3,179
Other corporate	23,983		1,677	775	24,885
Total U.S. dollar-denominated	33,490		2,869	899	35,460
Total securities available for sale	$76,252	(1)	$7,591	$1,547	$82,296	(1)

(1) Includes perpetual securities ($1,408 at amortized cost and $1,591 at fair value)

	September 30, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,224	$4,652	$0	$25,876
Municipalities	353	97	0	450
Mortgage- and asset-backed securities	14	1	0	15
Public utilities	3,150	302	1	3,451
Sovereign and supranational	1,516	276	0	1,792
Banks/financial institutions	1,491	163	11	1,643
Other corporate	2,673	356	6	3,023
Total yen-denominated	30,421	5,847	18	36,250
Total securities held to maturity	$30,421	$5,847	$18	$36,250

	September 30, 2018
(In millions)	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities: (1)
Yen-denominated	$707
U.S. dollar-denominated	352
Total equity securities	$1,059	(1)

(1) Includes perpetual securities ($66 at fair value)

	December 31, 2017
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$27,980		$3,363	$271	$31,072
Municipalities	314		28	12	330
Mortgage- and asset-backed securities	242		29	0	271
Public utilities	1,635		352	6	1,981
Sovereign and supranational	1,380		190	1	1,569
Banks/financial institutions	4,742		811	53	5,500
Other corporate	4,085		809	7	4,887
Total yen-denominated	40,378		5,582	350	45,610
U.S dollar-denominated:
U.S. government and agencies	146		13	1	158
Municipalities	872		168	0	1,040
Mortgage- and asset-backed securities	161		12	0	173
Public utilities	5,116		884	27	5,973
Sovereign and supranational	267		73	0	340
Banks/financial institutions	2,808		633	8	3,433
Other corporate	25,384		2,620	418	27,586
Total U.S. dollar-denominated	34,754		4,403	454	38,703
Total securities available for sale	$75,132	(1)	$9,985	$804	$84,313	(1)

(1) Includes perpetual securities ($1,462 at amortized cost and $1,789 at fair value)

	December 31, 2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,331	$5,160	$0	$26,491
Municipalities	357	105	0	462
Mortgage- and asset-backed securities	26	1	0	27
Public utilities	3,300	398	0	3,698
Sovereign and supranational	1,523	312	0	1,835
Banks/financial institutions	2,206	190	9	2,387
Other corporate	2,687	485	0	3,172
Total yen-denominated	31,430	6,651	9	38,072
Total securities held to maturity	$31,430	$6,651	$9	$38,072

December 31, 2017
(In millions)	Fair Value
Equity securities, carried at fair value:
Equity securities:
Yen-denominated	$695
U.S. dollar-denominated	328
Total equity securities	$1,023

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first nine months of 2018, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

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
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2018, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale: (1)
Due in one year or less	$691	$757
Due after one year through five years	8,058	8,199
Due after five years through 10 years	10,282	10,936
Due after 10 years	56,916	62,071
Mortgage- and asset-backed securities	305	333
Total fixed maturity securities available for sale	$76,252	$82,296
Held to maturity:
Due in one year or less	$528	$533
Due after one year through five years	541	569
Due after five years through 10 years	1,303	1,415
Due after 10 years	28,034	33,718
Mortgage- and asset-backed securities	15	15
Total fixed maturity securities held to maturity	$30,421	$36,250

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2018			December 31, 2017
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$49,603	$56,679	A	$48,399	$56,532
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2018	2017		2018	2017
Realized investment gains (losses):
Fixed maturity securities: (1)
Available for sale:
Gross gains from sales	$60	$18		$81	$40
Gross losses from sales	(26)	(5)		(99)	(24)
Foreign currency gains (losses) on sales and redemptions	3	3		27	(47)
Other-than-temporary impairment losses	0	(1)		(2)	(5)
Total fixed maturity securities	37	15		7	(36)
Equity securities (1),(2)	27	39	(3)	(1)	73	(3)
Loan loss reserves	(5)	(1)		(15)	(4)
Derivatives and other:
Derivative gains (losses)	(162)	(40)		(190)	(143)
Foreign currency gains (losses)	159	17		123	(56)
Total derivatives and other	(3)	(23)		(67)	(199)
Total realized investment gains (losses)	$56	$30		$(76)	$(166)

(1) Includes perpetual securities
(2) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
(3) Includes impairments of $6 for the three-month period and $18 for the nine-month period ended September 30, 2017

The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the three-month period ended September 30, 2018, that relates to equity securities still held at the September 30, 2018, reporting date was $25 million. The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the nine-month period ended September 30, 2018, that relates to equity securities still held at the September 30, 2018, reporting date was $1 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from investment securities was as follows:

(In millions)	September 30, 2018	December 31, 2017
Unrealized gains (losses) on securities available for sale	$6,044	$9,358
Deferred income taxes	(1,804)	(3,394)
Shareholders’ equity, unrealized gains (losses) on investment securities	$4,240	$5,964

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

	September 30, 2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$80	$1	$80	$1	$0	$0
Japan government and agencies:
Yen-denominated	9,221	426	9,221	426	0	0
Municipalities:
U.S. dollar-denominated	490	12	490	12	0	0
Yen-denominated	224	17	224	17	0	0
Mortgage- and asset- backed securities:
U.S. dollar-denominated	81	1	81	1	0	0
Public utilities:
U.S. dollar-denominated	1,726	91	1,721	91	5	0
Yen-denominated	381	10	381	10	0	0
Sovereign and supranational:
Yen-denominated	43	1	43	1	0	0
Banks/financial institutions:
U.S. dollar-denominated	552	19	517	18	35	1
Yen-denominated	2,806	170	2,806	170	0	0
Other corporate:
U.S. dollar-denominated	11,731	775	11,291	744	440	31
Yen-denominated	1,134	42	1,134	42	0	0
Total	$28,469	$1,565	$27,989	$1,533	$480	$32
(1) Includes perpetual securities

	December 31, 2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$74	$1	$74	$1	$0	$0
Japan government and agencies:
Yen-denominated	5,255	271	1,264	9	3,991	262
Municipalities:
Yen-denominated	129	12	10	0	119	12
Public utilities:
U.S. dollar-denominated	785	27	221	3	564	24
Yen-denominated	83	6	0	0	83	6
Sovereign and supranational:
Yen-denominated	309	1	309	1	0	0
Banks/financial institutions:
U.S. dollar-denominated	362	8	316	5	46	3
Yen-denominated	1,507	62	394	4	1,113	58
Other corporate:
U.S. dollar-denominated	7,741	418	2,839	50	4,902	368
Yen-denominated	440	7	349	4	91	3
Total	$16,685	$813	$5,776	$77	$10,909	$736

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

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2018	December 31, 2017
Other investments:
Transitional real estate loans	$4,128	$1,235
Commercial mortgage loans	1,026	908
Middle market loans	1,363	859
Policy loans	223	210
Short-term investments	2	57
Other	267	133
Total other investments	$7,009	$3,402

Loans and Loan Receivables

The Company classifies its transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and includes them in the other investments line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses. The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of September 30, 2018, and December 31, 2017, the Company's allowance for loan losses was $25 million and $11 million, respectively. As of September 30, 2018, and December 31, 2017, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of September 30, 2018, and December 31, 2017. The Company had no troubled debt restructurings during the nine months ended September 30, 2018 and 2017.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile. As of September 30, 2018, the Company had $720 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

As of September 30, 2018, the Company had $86 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $155 million and $109 million, as of September 30, 2018, and December 31, 2017, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of September 30, 2018, the Company had commitments of approximately $896 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Other

Other investments primarily includes investments in limited partnerships. As of September 30, 2018, the Company had $1.0 billion in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	September 30, 2018		December 31, 2017
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$4,045	$4,853	$4,538	$5,509
Equity securities	179	179	606	753
Other investments (2)	5,388	5,369	2,341	2,328
Other assets (3)	190	190	151	151
Total assets of consolidated VIEs	$9,802	$10,591	$7,636	$8,741
Liabilities:
Other liabilities (3)	$101	$101	$128	$128
Total liabilities of consolidated VIEs	$101	$101	$128	$128

(1) Includes perpetual securities
(2) Consists of TREs, CMLs, MMLs, and alternative investments in limited partnerships
(3) Consists entirely of derivatives

The Company is substantively the only investor in the consolidated VIEs listed in the table above. As the sole investor in these VIEs, the Company has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and is therefore considered to be the primary beneficiary of the VIEs that it consolidates. The Company also participates in substantially all of the variability created by these VIEs. The activities of these VIEs are limited to holding invested assets and foreign currency swaps, as appropriate, and utilizing the cash flows from these securities to service its investment. Neither the Company nor any of its creditors are able to obtain the underlying collateral of the VIEs unless there is an event of default or other specified event. For those VIEs that contain a swap, the Company is not a direct counterparty to the swap contracts and has no control over them. The Company's loss exposure to these VIEs is limited to its original investment. The Company's consolidated VIEs do not rely on outside or ongoing sources of funding to support their activities beyond the underlying collateral and swap contracts, if applicable. With the exception of its investment in unit trust structures, the underlying collateral assets and funding of the Company's consolidated VIEs are generally static in nature.

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
Investments in Variable Interest Entities Not Consolidated

	September 30, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$4,746	$5,261	$5,004	$5,724
Fixed maturity securities, held to maturity	2,402	2,702	2,549	2,929
Other investments	33	33	55	55
Total investments in VIEs not consolidated	$7,181	$7,996	$7,608	$8,708

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

Securities Lending and Pledged Securities

The Company lends fixed maturity and public equity securities to financial institutions in short-term security-lending transactions. These short-term security-lending arrangements increase investment income with minimal risk. The Company's security lending policy requires that the fair value of the securities received as collateral be 102% or more of the fair value of the loaned securities and that unrestricted cash received as collateral be 100% or more of the fair value of the loaned securities. These securities continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. The Company receives cash or other securities as collateral for such loans. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral. For loans where the Company receives as collateral securities that the Company is not permitted to sell or repledge, the collateral is not reported as an asset.

Details of the Company's securities lending activities were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
September 30, 2018
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Greater than 90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$15	$1,516	1	$1,158	$2,690
Public utilities	17	0	0	0	17
Banks/financial institutions	48	0	0	0	48
Other corporate	365	0	0	0	365
Equity securities	8	0	0	0	8
Total borrowings	$453	$1,516	$1	$1,158	$3,128
Gross amount of recognized liabilities for securities lending transactions					$1,970
Amounts related to agreements not included in offsetting disclosure in Note 4					$1,158
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

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2018, and December 31, 2017, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of: (1) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (2) foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen; (3) swaps associated with the Company's notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and its subordinated debentures; (4) foreign currency swaps and credit default swaps that are associated with investments in special-purpose entities, including VIEs where the Company is the primary beneficiary; and (5) interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments. The Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as accounting hedges.

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

In order to mitigate a portion of volatility risk to investment income, the Company economically hedges interest rate fluctuations for certain of its variable–rate investments by entering into receive–fixed, pay–floating interest rate swaps. These derivatives are cleared and settled through a central clearinghouse.

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

	September 30, 2018			December 31, 2017
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$0	$(5)	$75	$0	$(8)
Total cash flow hedges	75	0	(5)	75	0	(8)
Fair value hedges:
Foreign currency forwards	3,172	0	(67)	7,640	2	(221)
Foreign currency options	9,279	0	(12)	7,670	0	(2)
Total fair value hedges	12,451	0	(79)	15,310	2	(223)
Net investment hedge:
Foreign currency forwards	0	0	0	5	0	0
Foreign currency options	0	0	0	434	12	(1)
Total net investment hedge	0	0	0	439	12	(1)
Non-qualifying strategies:
Foreign currency swaps	5,373	302	(202)	5,386	296	(189)
Foreign currency forwards	10,501	128	(210)	3,683	20	(53)
Foreign currency options	373	0	0	770	0	0
Credit default swaps	0	0	0	88	1	0
Interest rate swaps	2,250	0	(1)	0	0	0
Total non-qualifying strategies	18,497	430	(413)	9,927	317	(242)
Total derivatives	$31,023	$430	$(497)	$25,751	$331	$(474)
Balance Sheet Location
Other assets	$11,232	$430	$0	$10,948	$331	$0
Other liabilities	19,791	0	(497)	14,803	0	(474)
Total derivatives	$31,023	$430	$(497)	$25,751	$331	$(474)

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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing	Gains (Losses) Included in Effectiveness Testing	Gains (Losses)	Ineffectiveness Recognized for Fair Value Hedge
Three Months Ended September 30, 2018:
Foreign currency forwards	Fixed maturity securities	$(106)	$(19)	$(87)	$83	$(4)
Foreign currency options	Fixed maturity securities	(7)	(7)	0	0	0
Nine Months Ended September 30, 2018:
Foreign currency forwards	Fixed maturity securities	$93	$(88)	$181	$(195)	$(14)
Foreign currency options	Fixed maturity securities	(10)	(10)	0	0	0
Three Months Ended September 30, 2017:
Foreign currency forwards	Fixed maturity and equity securities	$(114)	$(53)	$(61)	$61	$0
Foreign currency options	Fixed maturity securities	(14)	(14)	0	0	0
Nine Months Ended September 30, 2017:
Foreign currency forwards	Fixed maturity and equity securities	$193	$(151)	$344	$(326)	$18
Foreign currency options	Fixed maturity securities	3	(8)	11	(10)	1

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

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2018 and 2017, respectively.
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
As of September 30, 2018, the Parent Company had cross-currency interest rate swap agreements related to its $550 million senior notes due March 2020, $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 8 in this report and Note 9 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report.
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

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In millions)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)	Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0	$(2)	$0	$(1)	$1	$2	$0	$0
Total cash flow hedges	0	(2)	0	(1)	1	2	0	0
Fair value hedges:
Foreign currency forwards(2)	(23)		(53)		(102)		(133)
Foreign currency options(2)	(7)		(14)		(10)		(7)
Total fair value hedges	(30)		(67)		(112)		(140)
Net investment hedge:
Non- derivative hedging instruments	0	36	0	5	0	7	0	(13)
Foreign currency forwards	0	0	0	4	0	0	0	(24)
Foreign currency options	0	0	0	(5)	0	(8)	0	3
Total net investment hedge	0	36	0	4	0	(1)	0	(34)
Non-qualifying strategies:
Foreign currency swaps	23		17		51		43
Foreign currency forwards	(154)		10		(129)		(46)
Foreign currency options	0		0		0		0
Interest rate swaps	(1)		0		(1)		0
Total non- qualifying strategies	(132)		27		(79)		(3)
Total	$(162)	$34	$(40)	$3	$(190)	$1	$(143)	$(34)
(1) Cash flow hedge items are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

The Company reclassified an immaterial amount related to its cash flow hedges from accumulated other comprehensive income (loss) into earnings for the three- and nine-month periods ended September 30, 2018 and 2017.

There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the three- and nine-month periods ended September 30, 2018 and 2017. As of September 30, 2018, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of loss due to counterparty default even though it is not a direct counterparty to those contracts.

The Company is a direct counterparty to the foreign currency swaps that it has entered into in connection with certain of its senior notes and subordinated debentures; foreign currency forwards; and foreign currency options, and therefore the Company is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for the Company's foreign currency swaps, certain foreign currency forwards, and foreign currency options is mitigated by collateral posting requirements that counterparties to those transactions must meet.

As of September 30, 2018, there were 15 counterparties to the Company's derivative agreements, with three comprising 51% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings:

	September 30, 2018			December 31, 2017
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$5,207	$79	$(42)	$4,708	$52	$(37)
A	25,378	345	(401)	20,604	271	(370)
BBB	438	6	(54)	439	8	(67)
Total	$31,023	$430	$(497)	$25,751	$331	$(474)

The Company engages in over-the-counter (OTC) bilateral derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. The Company mitigates the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that the Company could be required to make depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade.

The Company also engages in OTC cleared derivative transactions through regulated central clearing counterparties. These positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to these derivatives.

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $301 million and $264 million as of September 30, 2018, and December 31, 2017, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2018, the Company estimates that it would be required to post a maximum of $79 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Asset

September 30, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$240	$0	$240	$(118)	$(10)	$(109)	$3
Total derivative assets subject to a master netting agreement or offsetting arrangement	240	0	240	(118)	(10)	(109)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	190		190				190
Total derivative assets not subject to a master netting agreement or offsetting arrangement	190		190				190
Total derivative assets	430	0	430	(118)	(10)	(109)	193
Securities lending and similar arrangements	1,927	0	1,927	0	0	(1,927)	0
Total	$2,357	$0	$2,357	$(118)	$(10)	$(2,036)	$193

December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$180	$0	$180	$(82)	$0	$(98)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	180	0	180	(82)	0	(98)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	151		151				151
Total derivative assets not subject to a master netting agreement or offsetting arrangement	151		151				151
Total derivative assets	331	0	331	(82)	0	(98)	151
Securities lending and similar arrangements	592	0	592	0	0	(592)	0
Total	$923	$0	$923	$(82)	$0	$(690)	$151

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$(395)	$0	$(395)	$118	$195	$26	$(56)
OTC - cleared	(1)	0	(1)	0	0	1	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	(396)	0	(396)	118	195	27	(56)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	(101)		(101)				(101)
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	(101)		(101)				(101)
Total derivative liabilities	(497)	0	(497)	118	195	27	(157)
Securities lending and similar arrangements	(1,970)	0	(1,970)	1,927	0	0	(43)
Total	$(2,467)	$0	$(2,467)	$2,045	$195	$27	$(200)

December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$(346)	$0	$(346)	$82	$245	$10	$(9)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	(346)	0	(346)	82	245	10	(9)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	(128)		(128)				(128)
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	(128)		(128)				(128)
Total derivative liabilities	(474)	0	(474)	82	245	10	(137)
Securities lending and similar arrangements	(606)	0	(606)	592	0	0	(14)
Total	$(1,080)	$0	$(1,080)	$674	$245	$10	$(151)

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

	September 30, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$30,888	$1,282	$0	$32,170
Municipalities	0	1,834	0	1,834
Mortgage- and asset-backed securities	0	161	172	333
Public utilities	0	7,209	104	7,313
Sovereign and supranational	0	1,557	0	1,557
Banks/financial institutions	0	8,916	23	8,939
Other corporate	0	29,959	191	30,150
Total fixed maturity securities	30,888	50,918	490	82,296	(1)
Equity securities (1)	972	71	16	1,059	(1)
Other investments	2	0	0	2
Cash and cash equivalents	3,429	0	0	3,429
Other assets:
Foreign currency swaps	0	112	190	302
Foreign currency forwards	0	128	0	128
Total other assets	0	240	190	430
Total assets	$35,291	$51,229	$696	$87,216
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$106	$101	$207
Foreign currency forwards	0	277	0	277
Foreign currency options	0	12	0	12
Interest rate swaps	0	1	0	1
Total liabilities	$0	$396	$101	$497
(1) Includes perpetual securities

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$30,109	$1,121	$0	$31,230
Municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities	0	269	175	444
Public utilities	0	7,886	68	7,954
Sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions	0	8,908	25	8,933
Other corporate	0	32,327	146	32,473
Total fixed maturity securities	30,109	53,790	414	84,313	(1)
Equity securities	1,001	6	16	1,023
Other investments	57	0	0	57
Cash and cash equivalents	3,491	0	0	3,491
Other assets:
Foreign currency swaps	0	146	150	296
Foreign currency forwards	0	22	0	22
Foreign currency options	0	12	0	12
Credit default swaps	0	0	1	1
Total other assets	0	180	151	331
Total assets	$34,658	$53,976	$581	$89,215
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$69	$128	$197
Foreign currency forwards	0	274	0	274
Foreign currency options	0	3	0	3
Total liabilities	$0	$346	$128	$474

(1) Includes perpetual securities

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,224	$25,868	$8	$0	$25,876
Municipalities	353	0	450	0	450
Mortgage and asset-backed securities	14	0	0	15	15
Public utilities	3,150	0	3,451	0	3,451
Sovereign and supranational	1,516	0	1,792	0	1,792
Banks/financial institutions	1,491	0	1,643	0	1,643
Other corporate	2,673	0	3,023	0	3,023
Other investments (1)	6,542	0	25	6,494	6,519
Total assets	$36,963	$25,868	$10,392	$6,509	$42,769
Liabilities:
Other policyholders’ funds	$6,974	$0	$0	$6,896	$6,896
Notes payable (excluding capital leases)	5,264	0	5,066	263	5,329
Total liabilities	$12,238	$0	$5,066	$7,159	$12,225
(1) Excludes policy loans of $223 and equity method investments of $242, at carrying value

	December 31, 2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,331	$26,491	$0	$0	$26,491
Municipalities	357	0	462	0	462
Mortgage and asset-backed securities	26	0	8	19	27
Public utilities	3,300	0	3,698	0	3,698
Sovereign and supranational	1,523	0	1,835	0	1,835
Banks/financial institutions	2,206	0	2,387	0	2,387
Other corporate	2,687	0	3,172	0	3,172
Other investments (1)	3,017	0	15	2,987	3,002
Total assets	$34,447	$26,491	$11,577	$3,006	$41,074
Liabilities:
Other policyholders’ funds	$6,939	$0	$0	$6,841	$6,841
Notes payable (excluding capital leases)	5,267	0	5,288	265	5,553
Total liabilities	$12,206	$0	$5,288	$7,106	$12,394

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$30,888	$1,282	$0	$32,170
Total government and agencies	30,888	1,282	0	32,170
Municipalities:
Third party pricing vendor	0	1,834	0	1,834
Total municipalities	0	1,834	0	1,834
Mortgage- and asset-backed securities:
Third party pricing vendor	0	161	0	161
Broker/other	0	0	172	172
Total mortgage- and asset-backed securities	0	161	172	333
Public utilities:
Third party pricing vendor	0	7,209	0	7,209
Broker/other	0	0	104	104
Total public utilities	0	7,209	104	7,313
Sovereign and supranational:
Third party pricing vendor	0	1,557	0	1,557
Total sovereign and supranational	0	1,557	0	1,557
Banks/financial institutions:
Third party pricing vendor	0	8,916	0	8,916
Broker/other	0	0	23	23
Total banks/financial institutions	0	8,916	23	8,939
Other corporate:
Third party pricing vendor	0	29,861	0	29,861
Broker/other	0	98	191	289
Total other corporate	0	29,959	191	30,150
Total securities available for sale	$30,888	$50,918	$490	$82,296	(1)
Equity securities, carried at fair value: (1)
Third party pricing vendor	$972	$71	$0	$1,043
Broker/other	0	0	16	16
Total equity securities	$972	$71	$16	$1,059	(1)

(1) Includes perpetual securities

	September 30, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$25,868	$8	$0	$25,876
Total government and agencies	25,868	8	0	25,876
Municipalities:
Third party pricing vendor	0	450	0	450
Total municipalities	0	450	0	450
Mortgage- and asset-backed securities:
Broker/other	0	0	15	15
Total mortgage- and asset-backed securities	0	0	15	15
Public utilities:
Third party pricing vendor	0	3,451	0	3,451
Total public utilities	0	3,451	0	3,451
Sovereign and supranational:
Third party pricing vendor	0	1,792	0	1,792
Total sovereign and supranational	0	1,792	0	1,792
Banks/financial institutions:
Third party pricing vendor	0	1,643	0	1,643
Total banks/financial institutions	0	1,643	0	1,643
Other corporate:
Third party pricing vendor	0	3,023	0	3,023
Total other corporate	0	3,023	0	3,023
Total securities held to maturity	$25,868	$10,367	$15	$36,250

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$30,109	$1,121	$0	$31,230
Total government and agencies	30,109	1,121	0	31,230
Municipalities:
Third party pricing vendor	0	1,370	0	1,370
Total municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities:
Third party pricing vendor	0	269	0	269
Broker/other	0	0	175	175
Total mortgage- and asset-backed securities	0	269	175	444
Public utilities:
Third party pricing vendor	0	7,886	0	7,886
Broker/other	0	0	68	68
Total public utilities	0	7,886	68	7,954
Sovereign and supranational:
Third party pricing vendor	0	1,807	0	1,807
Broker/other	0	102	0	102
Total sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions:
Third party pricing vendor	0	8,908	0	8,908
Broker/other	0	0	25	25
Total banks/financial institutions	0	8,908	25	8,933
Other corporate:
Third party pricing vendor	0	32,327	0	32,327
Broker/other	0	0	146	146
Total other corporate	0	32,327	146	32,473
Total securities available for sale	$30,109	$53,790	$414	$84,313	(1)
Equity securities, carried at fair value:
Third party pricing vendor	$1,001	$6	$0	$1,007
Broker/other	0	0	16	16
Total equity securities	$1,001	$6	$16	$1,023

(1) Includes perpetual securities

	December 31, 2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$26,491	$0	$0	$26,491
Total government and agencies	26,491	0	0	26,491
Municipalities:
Third party pricing vendor	0	462	0	462
Total municipalities	0	462	0	462
Mortgage- and asset-backed securities:
Third party pricing vendor	0	8	0	8
Broker/other	0	0	19	19
Total mortgage- and asset-backed securities	0	8	19	27
Public utilities:
Third party pricing vendor	0	3,698	0	3,698
Total public utilities	0	3,698	0	3,698
Sovereign and supranational:
Third party pricing vendor	0	1,835	0	1,835
Total sovereign and supranational	0	1,835	0	1,835
Banks/financial institutions:
Third party pricing vendor	0	2,387	0	2,387
Total banks/financial institutions	0	2,387	0	2,387
Other corporate:
Third party pricing vendor	0	3,172	0	3,172
Total other corporate	0	3,172	0	3,172
Total securities held to maturity	$26,491	$11,562	$19	$38,072

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

Transfers between Hierarchy Levels and Level 3 Rollforward

During the three- and nine-month periods ended September 30, 2018 and 2017, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3.

Three Months Ended September 30, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$178	$106	$23	$196	$17	$110	$0	$630
Realized investment gains (losses) included in earnings	0	0	0	0	(1)	(19)	0	(20)
Unrealized gains (losses) included in other comprehensive income (loss)	(6)	(2)	0	(4)	0	(2)	0	(14)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(1)	0	0	0	(1)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$172	$104	$23	$191	$16	$89	$0	$595
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$(1)	$(19)	$0	$(20)

(1) Derivative assets and liabilities are presented net

Three Months Ended September 30, 2017
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$188	$53	$25	$77	$14	$7	$2	$366
Realized investment gains (losses) included in earnings	0	0	0	0	0	8	(1)	7
Unrealized gains (losses) included in other comprehensive income (loss)	(2)	0	0	1	0	0	0	(1)
Purchases, issuances, sales and settlements:
Purchases	0	24	0	25	4	0	0	53
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	(1)	0	0	0	(1)
Settlements	(8)	0	0	0	0	0	0	(8)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$77	$25	$102	$18	$15	$1	$416
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$8	$(1)	$7
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	(1)	65	(1)	63
Unrealized gains (losses) included in other comprehensive income (loss)	(3)	(4)	(2)	(6)	0	2	0	(13)
Purchases, issuances, sales and settlements:
Purchases	0	40	0	55	1	0	0	96
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(4)	0	0	0	(4)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$172	$104	$23	$191	$16	$89	$0	$595
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$(1)	$65	$(1)	$63
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2017
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16	$25	$0	$3	$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0	0	0	0	36	(1)	35
Unrealized gains (losses) included in other comprehensive income (loss)	4	0	0	3	0	0	0	7
Purchases, issuances, sales and settlements:
Purchases	0	61	0	100	16	0	0	177
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	(1)	(1)	0	0	(2)
Settlements	(24)	0	0	0	0	0	0	(24)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$77	$25	$102	$18	$15	$1	$416
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$0	$36	$(1)	$35
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

September 30, 2018
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$172	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	104	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	191	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	16	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	133	Discounted cash flow	Interest rates (USD)	3.27% - 3.30%	(b)
			Interest rates (JPY)	.36% - .96%	(c)
			CDS spreads	12 - 101 bps
	57	Discounted cash flow	Interest rates (USD)	3.27% - 3.30%	(b)
			Interest rates (JPY)	.36% - .96%	(c)
Total assets	$696
Liabilities:
Other liabilities:
Foreign currency swaps	$96	Discounted cash flow	Interest rates (USD)	3.27% - 3.30%	(b)
			Interest rates (JPY)	.36% - .96%	(c)
			CDS spreads	31 - 196 bps
	5	Discounted cash flow	Interest rates (USD)	3.27% - 3.30%	(b)
			Interest rates (JPY)	.36% - .96%	(c)
Total liabilities	$101

(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

December 31, 2017
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$175	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	68	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	25	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	146	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	16	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	80	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(b)
			Interest rates (JPY)	.26% - .85%	(c)
			CDS spreads	9 - 90 bps
	70	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(b)
			Interest rates (JPY)	.26% - .85%	(c)
Credit default swaps	1	Discounted cash flow	Base correlation	46.33% - 49.65%	(d)
			CDS spreads	25 bps
			Recovery rate	37.24%
Total assets	$581
Liabilities:
Other liabilities:
Foreign currency swaps	$120	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(b)
			Interest rates (JPY)	.26% - .85%	(c)
			CDS spreads	13 - 157 bps
	8	Discounted cash flow	Interest rates (USD)	2.40% - 2.54%	(b)
			Interest rates (JPY)	.26% - .85%	(c)
Total liabilities	$128
(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
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

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Unpaid supplemental health claims, beginning of period	$3,942	$3,872	$3,881	$3,707
Less reinsurance recoverables	29	30	28	27
Net balance, beginning of period	3,913	3,842	3,853	3,680
Add claims incurred during the period related to:
Current year	1,760	1,759	5,381	5,278
Prior years	(131)	(126)	(456)	(386)
Total incurred	1,629	1,633	4,925	4,892
Less claims paid during the period on claims incurred during:
Current year	1,357	1,357	3,109	3,074
Prior years	217	234	1,751	1,697
Total paid	1,574	1,591	4,860	4,771
Effect of foreign exchange rate changes on unpaid claims	(59)	(14)	(9)	69
Net balance, end of period	3,909	3,870	3,909	3,870
Add reinsurance recoverables	29	30	29	30
Unpaid supplemental health claims, end of period	3,938	3,900	3,938	3,900
Unpaid life claims, end of period	592	468	592	468
Total liability for unpaid policy claims	$4,530	$4,368	$4,530	$4,368

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $456 million for the nine-month period ended September 30, 2018 comprises approximately $325 million from Japan, which represents approximately 71% of the total. Excluding the impact of foreign exchange of a loss of approximately $13 million from December 31, 2017 to September 30, 2018, the favorable claims development in Japan would have been approximately $312 million, representing approximately 68% of the total.

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

The remainder of the favorable claims development related to prior years for the nine-month period ended September 30, 2018, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $989 million, as of September 30, 2018, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $917 million and $908 million as of September 30, 2018, and December 31, 2017, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate weakened by approximately .5% and ceded reserves increased approximately 1.3% from December 31, 2017, to September 30, 2018.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Direct premium income	$4,720	$4,734	$14,346	$14,210
Ceded to other companies:
Ceded Aflac Japan closed blocks	(122)	(130)	(378)	(390)
Other	(15)	(12)	(45)	(37)
Assumed from other companies:
Retrocession activities	51	54	158	163
Other	2	2	5	5
Net premium income	$4,636	$4,648	$14,086	$13,951

Direct benefits and claims	$3,076	$3,157	$9,301	$9,403
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(111)	(118)	(343)	(359)
Eliminations	10	13	33	39
Other	(11)	(9)	(34)	(31)
Assumed from other companies:
Retrocession activities	48	53	149	159
Eliminations	(10)	(13)	(33)	(39)
Other	0	0	2	2
Benefits and claims, net	$3,002	$3,083	$9,075	$9,174

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen of reserves. This reinsurance facility agreement was renewed in 2017 and is effective until December 31, 2018. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2018, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE

A summary of notes payable follows:

(In millions)	September 30, 2018	December 31, 2017
2.40% senior notes due March 2020	$549	$548
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	698	697
3.625% senior notes due November 2024	746	745
3.25% senior notes due March 2025	447	446
2.875% senior notes due October 2026	297	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	525	528
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	523	526
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2018 and 2017, principal amount 5.0 billion yen)	44	44
Variable interest rate loan due September 2023 (.47% in 2018 and 2017, principal amount 25.0 billion yen)	219	220
Capitalized lease obligations payable through 2025	15	22
Total notes payable	$5,279	$5,289

Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

A summary of the Company's lines of credit as of September 30, 2018 follows:

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
(1) Effective April 4, 2018, the prior expiration date of September 18, 2020 was extended to April 4, 2023.
(2) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2018. No events of default or defaults occurred during the nine-month period ended September 30, 2018.

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

The Company expects to complete its accounting for the effects of the Tax Act over the measurement period of up to one year from the enactment date, as permitted by SEC Staff Accounting Bulletin No. 118 (SAB 118). As of the enactment date, the Company estimated provisional amounts for its deferred taxes, including related valuation allowance, resulting in a reduction of its deferred tax assets (DTAs) by approximately $1.0 billion and its deferred tax liabilities (DTLs) by $2.9 billion, for a net DTL reduction of approximately $1.9 billion. The Company believes that these amounts represent reasonable estimates in accordance with SAB 118. The provisions of ASC 740-10, Income Taxes, require that the effects of changes in tax law on deferred taxes be recognized as a component of the income tax provision in the period the tax rate change was enacted. Therefore, the $1.9 billion provisional amount of net DTL reduction was recorded in the fourth quarter of 2017 as a reduction in the “Income tax expense, Deferred” line item of the Company’s consolidated statement of earnings. As of the third quarter of 2018, the Company has no update to this estimated benefit.

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

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2018	2017
Common stock - issued:
Balance, beginning of period	1,345,762	1,342,498
Exercise of stock options and issuance of restricted shares	1,614	2,840
Balance, end of period	1,347,376	1,345,338
Treasury stock:
Balance, beginning of period	564,852	530,877
Purchases of treasury stock:
Open market	20,443	27,796
Other	361	872
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(850)	(1,392)
Exercise of stock options	(430)	(526)
Other	(113)	(39)
Balance, end of period	584,263	557,588
Shares outstanding, end of period	763,113	787,750

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Anti-dilutive share-based awards	46	532	34	670

Share Repurchase Program

During the first nine months of 2018, the Company repurchased 20.4 million shares of its common stock in the open market for $923 million as part of its share repurchase program. During the first nine months of 2017, the Company repurchased 27.8 million shares of its common stock in the open market for $1.0 billion as part of its share repurchase program. In August 2017, the Company's board of directors authorized the purchase of an additional 40 million shares of its common stock, which increased to 80 million shares in February 2018 in connection with the Company's stock split scheduled for March 2018. As of September 30, 2018, a remaining balance of 77.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,766)	$4,836	$(23)	$(195)	$2,852
Other comprehensive income (loss) before reclassification	(347)	(569)	(1)	(2)	(919)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(27)	0	3	(24)
Net current-period other comprehensive income (loss)	(347)	(596)	(1)	1	(943)
Balance, end of period	$(2,113)	$4,240	$(24)	$(194)	$1,909

All amounts in the table above are net of tax.

Three Months Ended September 30, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,580)	$5,173	$(23)	$(169)	$3,401
Other comprehensive income (loss) before reclassification	(135)	296	0	(2)	159
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	0	3	(29)
Net current-period other comprehensive income (loss)	(135)	264	0	1	130
Balance, end of period	$(1,715)	$5,437	$(23)	$(168)	$3,531
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
Cumulative effect of change in accounting principle - financial instruments	0	(148)	0	0	(148)
Cumulative effect of change in accounting principle - tax effects from tax reform	(325)	734	(3)	(32)	374
Other comprehensive income (loss) before reclassification	(38)	(2,302)	2	(7)	(2,345)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(8)	0	8	0
Net current-period other comprehensive income (loss)	(38)	(2,310)	2	1	(2,345)
Balance, end of period	$(2,113)	$4,240	$(24)	$(194)	$1,909

All amounts in the table above are net of tax.

Nine Months Ended September 30, 2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
Other comprehensive income (loss) before reclassification	268	653	1	(8)	914
Amounts reclassified from accumulated other comprehensive income (loss)	0	(21)	0	8	(13)
Net current-period other comprehensive income (loss)	268	632	1	0	901
Balance, end of period	$(1,715)	$5,437	$(23)	$(168)	$3,531
All amounts in the table above are net of tax.

For the nine-month period ended September 30, 2018, see Note 1 for discussion of the amounts reclassified between AOCI and retained earnings upon the adoption of new accounting pronouncements.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$0	Other-than-temporary impairment losses realized
	37	Other gains (losses)
	37	Total before tax
	(10)	Tax (expense) or benefit(1)
	$27	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$24	Net of tax
(1) Based on 26% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Three Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(6)	Other-than-temporary impairment losses realized
	56	Other gains (losses)
	50	Total before tax
	(18)	Tax (expense) or benefit(1)
	$32	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$29	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Nine Months Ended September 30, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(2)	Other-than-temporary impairment losses realized
	13	Other gains (losses)
	11	Total before tax
	(3)	Tax (expense) or benefit(1)
	$8	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(13)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	5	Tax (expense) or benefit(1)
	$(8)	Net of tax
Total reclassifications for the period	$0	Net of tax

(1) Based on 27% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Nine Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(23)	Other-than-temporary impairment losses realized
	56	Other gains (losses)
	33	Total before tax
	(12)	Tax (expense) or benefit(1)
	$21	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(12)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	4	Tax (expense) or benefit(1)
	$(8)	Net of tax
Total reclassifications for the period	$13	Net of tax

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

As of September 30, 2018, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the “Plan”). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2018, approximately 40.3 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2018, the only performance-based awards issued and outstanding were restricted stock awards.

Stock options and stock appreciation rights granted under the amended Plan have an exercise price of at least the fair market value of the underlying stock on the grant date and have an expiration date no later than 10 years from the grant date. Time-based restricted stock awards, restricted stock units and stock options granted after January 1, 2017 generally vest on a ratable basis over three years, and awards granted prior to the amendment vest on a three years cliff basis. The Compensation Committee of the Board of Directors has the discretion to determine vesting schedules.

Share-based awards granted to U.S.-based grantees are settled with authorized but unissued Company stock, while those issued to Japan-based grantees are settled with treasury shares.

The following table provides information on stock options outstanding and exercisable at September 30, 2018.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	5,600	5.2	$105	$28.33
Exercisable	4,084	4.2	83	26.87

The Company received cash from the exercise of stock options in the amount of $42 million during the first nine months of 2018, compared with $48 million in the first nine months of 2017. The tax benefit realized as a result of stock option exercises and restricted stock releases was $17 million in the first nine months of 2018, compared with $37 million in the first nine months of 2017.

As of September 30, 2018, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $45 million, of which $20 million (799 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.1 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2017	3,635	$32.40
Granted in 2018	1,074	44.30
Canceled in 2018	(97)	34.27
Vested in 2018	(1,164)	31.72
Restricted stock at September 30, 2018	3,448	$36.28

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $7 million for both the three-month periods and $20 million and $22 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Total net periodic cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$4	$4	$7	$6	$0	$0
Interest cost	1	2	9	8	0	0
Expected return on plan assets	(1)	(1)	(7)	(6)	0	0
Amortization of net actuarial loss	1	1	4	3	0	0
Net periodic (benefit) cost	$5	$6	$13	$11	$0	$0

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$14	$13	$21	$18	$0	$0
Interest cost	4	5	26	24	1	1
Expected return on plan assets	(4)	(3)	(20)	(17)	0	0
Amortization of net actuarial loss	1	2	12	10	0	0
Net periodic (benefit) cost	$15	$17	$39	$35	$1	$1

During the nine months ended September 30, 2018, Aflac Japan contributed approximately $22 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2018) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $60 million to the U.S. funded defined benefit plan.

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

Guaranty fund assessments for the nine-month period ended September 30, 2018 were immaterial.

14.	SUBSEQUENT EVENTS

In October 2018, the Parent Company issued $550 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.750% per annum, payable semi-annually, and have a 30-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a United States Treasury security with a maturity comparable to the remaining term of the notes, plus 25 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

In October 2018, the Parent Company issued three series of senior notes totaling 53.4 billion yen through a public debt offering under its U.S. shelf registration statement. The first series, which totaled 29.3 billion yen, bears interest at a fixed rate of 1.159% per annum, payable semi-annually, and has a 12-year maturity. The second series, which totaled 15.2 billion yen, bears interest at a fixed rate of 1.488% per annum, payable semi-annually, and has a 15-year maturity. The third series, which totaled 8.9 billion yen, bears interest at a fixed rate of 1.750% per annum, payable semi-annually, and has a 20-year maturity. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2018 and 2017, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate. The spot yen/dollar exchange rate at September 30, 2018 was 113.57, or .5% weaker than the spot yen/dollar exchange rate of 113.00 at December 31, 2017. The weighted-average yen/dollar exchange rate for the three-month period ended September 30, 2018 was 111.48, or .4% weaker than the weighted-average yen/dollar exchange rate of 111.03 for the same period in 2017. The weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2018 was 109.54, or 2.1% stronger than the weighted-average yen/dollar exchange rate of 111.89 for the same period in 2017.
Total revenues were $5.6 billion in the third quarter of 2018, compared with $5.5 billion in the third quarter of 2017. Net earnings were $845 million, or $1.09 per diluted share in the third quarter of 2018, compared with $716 million, or $.90 per diluted share, in the third quarter of 2017.
Total revenues were $16.6 billion in the first nine months of 2018, compared with $16.2 billion in the first nine months of 2017. Net earnings were $2.4 billion, or $3.08 per diluted share in the first nine months of 2018, compared with $2.0 billion, or $2.52 per diluted share, in the first nine months of 2017.

Results in the third quarter of 2018 included pretax net realized investment gains of $56 million, compared with net realized investment gains of $30 million in the third quarter of 2017. Net investment gains in the third quarter of 2018 included $5 million of other-than-temporary impairment losses and changes in loan loss reserves. Effective January 1, 2018 upon the adoption of new accounting guidance, changes in fair value of equity securities are recorded in earnings as a component of realized investment gains and losses. The Company reported net gains on equity securities of $27 million in the third quarter of 2018.

Results in the first nine months of 2018 included pretax net realized investment losses of $76 million, compared with net realized investment losses of $166 million in the first nine months of 2017. Net investment losses in the first nine months of 2018 included $17 million of other-than-temporary impairment losses and changes in loan loss reserves. The Company reported net losses on equity securities of $1 million in the first nine months of 2018.

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

In the first nine months of 2018, the Company repurchased 20.4 million shares of its common stock in the open market for $923 million under its share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of the Company's assets and 80% of its liabilities are reported as of September 30, 2018, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that the Company has identified as critical accounting estimates during the nine months ended September 30, 2018. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2017 Annual Report.
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

Aflac defines adjusted earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. The most comparative U.S. GAAP measure is net earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance.

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

Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net earnings	$845	$716	$1.09	$.90	$2,395	$2,021	$3.08	$2.52
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4),(5)	(88)	(71)	(.11)	(.09)	(25)	57	(.03)	.07
Other and non-recurring (income) loss	3	10.00		.01	73	38.09		.05
Income tax (benefit) expense on items excluded from adjusted earnings	21	21.03		.03	(7)	(33)	(.01)	(.04)
Tax reform adjustment (6)	11	0.01		.00	11	0.01		.00
Adjusted earnings	792	676	1.03	.85	2,447	2,083	3.15	2.60
Current period foreign currency impact (7)	1	N/A	.00	N/A	(27)	N/A	(.03)	N/A
Adjusted earnings excluding current period foreign currency impact (8)	$793	$676	$1.03	$.85	$2,420	$2,083	$3.11	$2.60
(1) "Adjusted earnings" was formerly referred to as "operating earnings." Amounts may not foot due to rounding.
(2) Excludes amortized hedge costs of $59 and $60 for the three-month periods and $168 and $168 for the nine-month periods ended September 30, 2018, and 2017, respectively, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of adjusted earnings to conform to current year reporting. See "Hedge Costs" discussion below for further information.
(3) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $9 for the three-month period and $18 for the nine-month period ended September 30, 2018, respectively, which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) An immaterial amount of net interest cash flows from derivatives associated with certain investment strategies in the three- and nine-month periods ended September 30, 2018, have been reclassified from realized investment gains (losses) into net investment income when analyzing operations.
(5) Excludes a gain of $17 and $19 for the three-month periods and $50 and $60 for the nine-month periods ended September 30, 2018 and 2017, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(6) The estimated impact of Tax Reform is a preliminary estimate and may be adjusted, possibly materially, due to, among other things, further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company may take as a result of Tax Reform. An adjustment of $11 was made in the three- month period ended September 30, 2018, as a result of return-to-provision adjustments and various amended returns filed by the Company.
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

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include foreign currency forwards and options on certain fixed maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long-term exposure to a weakening yen; foreign currency swaps associated with certain senior notes and subordinated debentures; foreign currency swaps and credit defaults swaps held in consolidated variable interest entities (VIEs); and interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments. Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also excludes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate from adjusted earnings. Certain derivative and foreign currency gains (losses) exclude amortized hedge costs (see Hedge Cost section below) and the interest rate component of the change in fair value of foreign currency swaps on notes payable that are both included in adjusted earnings.

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

Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $3 million and $10 million for the three-month periods and $73 million and $24 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 26.3% for the three-month period ended September 30, 2018, compared with 33.4% for the same period in 2017. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 26.5% for the nine-month period ended September 30, 2018, compared with 33.1% for the same period in 2017. The reduction in the tax rate for the three-month and nine-month periods ended September 30, 2018 was primarily due to the decrease in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. The impact of the Tax Act, including the preliminary estimate for the change in tax rate that was recorded during the fourth quarter of 2017, and the Company's combined U.S. and Japanese effective income tax rate, may be adjusted in future periods, possibly materially, due to, among other things, further refinement of the Company's calculations, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company make take as a result of the Tax Act. Without limiting the foregoing, additional forthcoming guidance from the U.S. Department of the Treasury and/or the U.S. Internal Revenue Service related to the Tax Act could significantly impact the level of valuation allowance respecting the amount of foreign tax credits claimed by the Company with regard to the operations of Aflac Japan. For further information about the impact of tax reform, see the Critical Accounting Estimates - Income Taxes section of MD&A and Note 10 in the Notes to the Consolidated Financial Statements in the 2017 Annual Report, and Note 9 of the Notes to the Consolidated Financial Statements in this report.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net premium income	$3,159	$3,200	$9,649	$9,616
Net investment income:
Yen-denominated investment income	318	326	975	972
U.S. dollar-denominated investment income	347	295	994	872
Net investment income	665	621	1,969	1,844
Amortized hedge costs related to foreign currency denominated investments	59	60	168	168
Net investment income, less amortized hedge costs	606	561	1,801	1,676
Other income (loss)	10	11	31	31
Total adjusted revenues	3,775	3,772	11,481	11,323
Benefits and claims, net	2,232	2,300	6,763	6,859
Adjusted expenses:
Amortization of deferred policy acquisition costs	182	155	530	477
Insurance commissions	185	186	568	559
Insurance and other expenses	420	383	1,209	1,120
Total adjusted expenses	787	724	2,307	2,156
Total benefits and expenses	3,019	3,024	9,070	9,015
Pretax adjusted earnings(1)	$756	$748	$2,411	$2,308
Weighted-average yen/dollar exchange rate	111.48	111.03	109.54	111.89

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net premium income	(1.3)%	(11.0)%	.3%	(5.5)%	(.9)%	(3.5)%	(1.8)%	(2.4)%
Net investment income, less amortized hedge costs	8.0	(7.6)	7.5	(7.0)	8.3	1.1	4.9	(3.4)
Total adjusted revenues	.1	(10.5)	1.4	(5.7)	.4	(2.8)	(.8)	(2.5)
Pretax adjusted earnings(1)	1.1	(9.6)	4.5	(5.3)	1.4	(1.3)	2.0	(1.8)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
In the three- and nine-month periods ended September 30, 2018, Aflac Japan's net premium income decreased, in yen terms, with growth in third sector premium more than offset by the anticipated reduction in first sector premium due to savings products reaching premium paid-up status. Net investment income, net of amortized hedge costs, increased largely due to higher income from U.S. dollar-denominated floating rate assets. Pretax adjusted earnings in yen increased, driven by higher net investment income and a favorable third sector benefit ratio.
Annualized premiums in force decreased 1.6% to 1.53 trillion yen as of September 30, 2018, compared with 1.56 trillion yen as of September 30, 2017. The decrease in annualized premiums in force in yen was driven primarily by limited-pay policies becoming paid-up during the year. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.5 billion at September 30, 2018, compared with $13.8 billion a year ago.
Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in yen terms. In years when the yen weakens, translating U.S. dollar-denominated investment income into yen magnifies growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in yen terms.
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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(2)
	Three Months		Nine Months		Three Months		Nine Months
	2018	2017	2018	2017	2018	2017	2018	2017
Net investment income, less amortized hedge costs	8.3%	1.1%	4.9%	(3.4)%	8.1%	(3.2)%	6.1%	(4.9)%
Total adjusted revenues	.4	(2.8)	(.8)	(2.5)	.4	(3.4)	(.6)	(2.8)
Pretax adjusted earnings(1)	1.4	(1.3)	2.0	(1.8)	1.3	(4.4)	2.8	(2.9)
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
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2018	2017	2018	2017
Benefits and claims, net	59.1%	60.9%	58.9%	60.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.8	4.1	4.6	4.2
Insurance commissions	4.9	4.9	5.0	4.9
Insurance and other expenses	11.1	10.1	10.5	9.9
Total adjusted expenses	20.8	19.2	20.1	19.0
Pretax adjusted earnings(1)	20.1	19.9	21.0	20.4
Ratios to total premiums:
Benefits and claims, net	70.7%	71.9%	70.1%	71.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.7	4.9	5.5	5.0
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.

In the three- and nine-month periods ended September 30, 2018, the benefit ratio decreased, compared with the same respective periods in the prior year, primarily due to the continued change in mix of first and third sector business as first sector products become paid-up, as well as continued favorable third sector claims trends. In the three- and nine-

month periods ended September 30, 2018, the adjusted expense ratio increased due to lower premium income impacted by first sector products becoming paid-up, and higher expenses primarily related to increased system development and outsourcing costs and DAC amortization. In total, the pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2018, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For the full year of 2018, the Company anticipates the Aflac Japan pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) to remain stable.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2018	2017	2018	2017	2018	2017	2018	2017
New annualized premium sales	$212	$214	$655	$637	23.6	23.7	71.7	71.2
Increase (decrease) over prior period	(1.0)%	(17.3)%	2.8%	(21.3)%	(.7)%	(10.5)%	.7%	(19.0)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2018	2017	2018	2017
Cancer	65.8%	58.2%	65.6%	54.9%
Medical	23.6	32.9	25.5	35.0
Income support	1.9	2.5	1.8	2.2
Ordinary life:
WAYS	.4	.4	.5	.6
Child endowment	.3	.4	.3	.6
Other ordinary life (1)	7.5	5.1	5.8	6.0
Other	.5	.5	.5	.7
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes term and whole life
The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis decreased 2.6% during the third quarter and increased 1.8% in the first nine months of 2018, compared with the same respective periods in 2017. Third sector sales included growth in the new cancer insurance product that was launched in April 2018, however medical sales have declined compared with 2017 as a result of strong sales in 2017 driven by the introduction of the new medical insurance product in the second quarter of 2017. Aflac Japan has been focusing more on promotion of cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio.
Independent corporate agencies and individual agencies contributed 38.7% of total new annualized premium sales for Aflac Japan in the third quarter of 2018, compared with 39.9% for the same period in 2017. Affiliated corporate agencies, which include Japan Post, contributed 55.3% of total new annualized premium sales in the third quarter of 2018, compared with 53.3% in the third quarter of 2017. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. During the three-month period ended September 30, 2018, Aflac Japan recruited 23 new sales agencies. At September 30, 2018, Aflac Japan was represented by more than 10,100 sales agencies, with approximately 109,000 licensed sales associates employed by those agencies.
At September 30, 2018, Aflac Japan had agreements to sell its products at 371 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 6.0% of new annualized premium sales in the third quarter of 2018 for Aflac Japan, compared with 6.8% during the third quarter of 2017.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$42	$212	$3,441	$3,439
Other fixed maturity securities	721	359	1,755	1,268
Equity securities	110	21	216	173
Total yen-denominated	$873	$592	$5,412	$4,880

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$114	$138	$1,152	$219
Infrastructure debt	0	40	0	134
Bank loans (1)	0	0	346	0
Equity securities	0	2	80	153
Other investments:
Transitional real estate loans	610	85	2,759	231
Commercial mortgage loans	0	0	13	48
Middle market loans	352	186	627	437
Limited partnerships	29	24	201	65
Total dollar-denominated	$1,105	$475	$5,178	$1,287
Total Aflac Japan purchases	$1,978	$1,067	$10,590	$6,167
(1) In 2017, represents funding made to unit trust structures

Aflac Japan purchased $1.1 billion of yen-denominated private placements for the first nine months of 2018 and for the full year of 2017.

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2018	2017	2018	2017
Total purchases for the period (in millions) (1)	$1,949	$1,043	$10,389	$6,102
New money yield (1), (2)	3.77%	3.02%	3.01%	1.79%
Return on average invested assets (3)	2.35	2.29	2.31	2.31
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.63%	2.55%	2.63%	2.55%
(1) Includes fixed maturity securities, loan receivables, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three- and nine-month periods ended September 30, 2018 was primarily due to increased allocations to higher yielding U.S. dollar-denominated asset classes.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net premium income	$1,426	$1,393	$4,280	$4,172
Net investment income	187	181	544	539
Other income	3	1	7	3
Total adjusted revenues	1,616	1,575	4,831	4,714
Benefits and claims	722	731	2,163	2,156
Adjusted expenses:
Amortization of deferred policy acquisition costs	133	116	402	371
Insurance commissions	146	146	439	436
Insurance and other expenses	281	266	816	795
Total adjusted expenses	560	528	1,657	1,602
Total benefits and expenses	1,282	1,259	3,820	3,758
Pretax adjusted earnings(1)	$334	$316	$1,011	$956
Percentage change over previous period:
Net premium income	2.4%	2.1%	2.6%	1.9%
Net investment income	3.3	2.8	.9	2.5
Total adjusted revenues	2.6	2.1	2.5	1.9
Pretax adjusted earnings(1)	5.7	(2.2)	5.8	1.1
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
In the three-month period ended September 30, 2018, net investment income increased, driven by higher income from floating rate assets partially offset from the drawdown of excess capital in the U.S. segment. Annualized premiums in force increased 2.5% to $6.1 billion at September 30, 2018, compared with $5.9 billion at September 30, 2017.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total revenues:	2018	2017	2018	2017
Benefits and claims	44.7%	46.4%	44.8%	45.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.2	7.4	8.3	7.9
Insurance commissions	9.0	9.3	9.1	9.2
Insurance and other expenses	17.5	16.9	16.9	16.9
Total adjusted expenses	34.7	33.5	34.3	34.0
Pretax adjusted earnings(1)	20.7	20.1	20.9	20.3
Ratios to total premiums:
Benefits and claims	50.6%	52.5%	50.5%	51.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.3	8.3	9.4	8.9
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.

For the three-month period ended September 30, 2018, the benefit ratio decreased when compared with the same period in 2017. For the same period, the adjusted expense ratio increased compared with the same period in 2017, primarily related to planned spending increases reflecting elevated investment in the platform. The pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) increased during the period compared with the same period in 2017, as decreased benefit ratios were not quite offset by increased expense ratios.

For the nine-month period ended September 30, 2018, the benefit ratio decreased when compared with the same period in 2017, due in large part to benefit reserve releases related to slightly elevated lapses of older individual cancer policies in the first quarter of 2018. The adjusted expense ratio increased slightly for the nine-month period ended September 30, 2018, when compared to the same period in 2017, primarily due to planned spending increases reflecting elevated investments in the platform. The pretax adjusted profit margin increased slightly when compared to the same period in 2017, primarily due to lower benefit ratios.

Note that all of these ratios-to-revenue reflect reduced net investment income due to the Company's planned drawdown of excess capital to lower Risk-Based Capital (RBC) ratios. (See the Capital Resources and Liquidity section of this MD&A for further discussion of the planned reduction of RBC.)

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2018	2017	2018	2017
New annualized premium sales	$359	$348	$1,064	$1,037
Increase (decrease) over prior period	3.3%	7.5%	2.6%	3.8%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2018	2017	2018	2017
Accident	29.7%	29.9%	29.5%	29.6%
Short-term disability	23.3	23.6	23.3	24.1
Critical care(1)	20.6	21.8	21.1	21.2
Hospital indemnity	15.6	14.1	15.2	14.0
Dental/vision	5.0	5.1	5.3	5.7
Life	5.8	5.5	5.6	5.4
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, increased 2.5%; short-term disability sales increased 2.4%; critical care insurance sales (including cancer insurance) decreased 2.6%; and hospital indemnity insurance sales increased 13.6% in the third quarter of 2018, compared with the same period in 2017.

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

In the third quarter of 2018, the Aflac U.S. sales force included more than 8,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Fixed maturity securities:
Other fixed maturity securities	$113	$284	$791	$770
Infrastructure debt	0	10	97	25
Equity securities	6	16	55	54
Other investments:
Transitional real estate loans	377	30	547	71
Commercial mortgage loans	65	18	120	18
Middle market loans	43	67	118	161
Limited partnerships	4	3	31	13
Total Aflac U.S. Purchases	$608	$428	$1,759	$1,112

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2018	2017	2018	2017
Total purchases for period (in millions) (1)	$604	$425	$1,728	$1,099
New money yield (1), (2)	5.44%	4.40%	4.72%	4.40%
Return on average invested assets (3)	5.25	5.05	5.14	5.03
Portfolio book yield, end of period (1)	5.55%	5.50%	5.55%	5.50%
(1) Includes fixed maturity securities, loan receivables, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three- and nine-month periods ended September 30, 2018 was primarily due to increased allocations to higher yielding floating rate assets. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

In the three-month period ended September 30, 2018, total revenue increased 18.8% to $82 million, reflecting net investment income of $27 million. Net investment income, which increased $17 million, benefited from a $9 million pretax contribution from the Company’s corporate yen hedging program and invested assets transferred as part of the drawdown of excess capital in the U.S. segment beginning in the fourth quarter of 2017. Pretax adjusted earnings were a loss of $29 million, compared with a loss of $50 million a year ago.

In the first nine months of 2018, total revenue increased 20.1% to $245 million, reflecting net investment income of $74 million. Net investment income, which increased $50 million, benefited from an $18 million pretax contribution from the Company’s corporate yen hedging program and invested assets transferred as part of the drawdown of excess capital in the U.S. segment beginning in the fourth quarter of 2017. Pretax adjusted earnings were a loss of $113 million, compared with a loss of $150 million a year ago.

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

The following table details investments by segment.

Investments by Segment

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Available for sale, fixed maturity securities, at fair value (1)	$68,325	$69,338	$12,568	$13,606
Held to maturity, fixed maturity securities, at amortized cost	30,421	31,430	0	0
Equity securities (1)	894	868	151	92
Other investments:
Transitional real estate loans	3,397	986	731	249
Commercial mortgage loans	768	767	258	141
Middle market loans	1,015	527	348	332
Policy loans	210	198	13	12
Short-term investments	0	57	2	0
Other	211	98	48	31
Total other investments	5,601	2,633	1,400	765
Total investments	105,241	104,269	14,119	14,463
Cash and cash equivalents	1,400	636	1,003	1,011
Total investments and cash (2)	$106,641	$104,905	$15,122	$15,474
(1) Includes perpetual securities
(2) Excludes investments and cash held by the Parent Company and other business segments of $2,451 in 2018 and $3,280 in 2017

Cash and cash equivalents totaled $3.4 billion, or 2.8% of total investments and cash, as of September 30, 2018, compared with $3.5 billion, or 2.8%, at December 31, 2017. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

In 2017, Aflac U.S. became a member of the Federal Home Loan Bank of Atlanta (FHLB). As a member, Aflac U.S. can access low-cost funding and also receive dividends on FHLB membership stock. Additional FHLB stock purchases are required based on funding activity with the FHLB. Aflac U.S. will be required to post acceptable forms of collateral for any funding from the FHLB. The FHLB stock purchased by the Company is classified as a restricted investment and is included in "other investments" in the consolidated balance sheets.

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

The distributions of debt securities the Company owns, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	.9%	.9%	1.0%	.9%
AA	4.0	4.1	3.9	4.0
A	66.8	68.0	65.8	66.9
BBB	23.9	22.9	24.0	23.3
BB or lower	4.4	4.1	5.3	4.9
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2018, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2018.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	B	$141	$98	$(43)
AXA	BBB	288	255	(33)
Noble Holdings International Ltd.	CCC	97	73	(24)
Baker Hughes Inc.	A	120	103	(17)
Kommunal Landspensjonskasse (KLP)	BBB	132	119	(13)
Time Warner Cable Inc.	BBB	115	103	(12)
Weatherford Bermuda Holdings Ltd.	CCC	49	37	(12)
Microsoft Corp.	AAA	212	200	(12)
Abbvie Inc.	BBB	174	163	(11)
National Oilwell Varco Inc.	BBB	82	71	(11)

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

Below-Investment-Grade Investments

	September 30, 2018
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$376	$376	$393	$17
Republic of South Africa	352	352	367	15
KLM Royal Dutch Airlines	264	194	230	36
Navient Corp.	206	111	144	33
Republic of Tunisia	185	108	132	24
Barclays Bank PLC	176	109	159	50
Telecom Italia SpA	176	176	223	47
Transnet	132	132	132	0
Diamond Offshore Drilling Inc.	124	141	98	(43)
IKB Deutsche Industriebank AG	114	48	97	49
Arconic Inc.	100	82	99	17
Noble Holdings International Ltd.	94	97	73	(24)
Petrobras International Finance Company	84	84	81	(3)
EMC Corp.	80	79	74	(5)
Generalitat de Catalunya	70	26	63	37
Teck Resources Ltd.	70	74	69	(5)
Teva Pharmaceuticals	68	65	64	(1)
Transocean Inc.	68	72	64	(8)
National Gas Co. Trinidad and Tobago	52	50	52	2
Votorantim Overseas Trading IV Ltd.	50	49	52	3
CF Industries Inc.	50	48	48	0
Other Issuers (below $50 million in par value)	304	288	286	(2)
Subtotal (1)	3,195	2,761	3,000	239
Senior secured bank loans	1,342	1,330	1,342	12
High yield corporate bonds	514	499	511	12
Middle market loans, net of reserves (2)	1,382	1,363	1,363	0
Grand Total	$6,433	$5,953	$6,216	$263
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities (1)	$82,166	$90,901	$81,454	$93,025
Equity securities (1)	1,037	1,037	831	1,006
Total publicly issued	83,203	91,938	82,285	94,031
Privately issued securities: (2)
Fixed maturity securities (1)	24,507	27,645	25,108	29,360
Equity securities (1)	22	22	15	17
Total privately issued	24,529	27,667	25,123	29,377
Total investment securities	$107,732	$119,605	$107,408	$123,408
(1) Includes perpetual securities
(2) Includes Rule 144A securities

The Company held $1,657 million and $1,789 million of perpetual securities at fair value ($1,474 million and $1,462 million at amortized cost) as of September 30, 2018 and December 31, 2017, respectively. The perpetual securities the Company holds were largely issued by banks that are systemically important to the financial markets of the sovereign country of domicile of the issuer. Generally, the Company believes regulatory changes made in the banking industry following the Global Financial Crisis and the European Sovereign Crisis, including increased capital and liquidity requirements and a reduction of business risk, have improved overall bank creditworthiness. However, bank capital securities may be subject to varying bail-in/resolution regimes in their home countries, which may include conversion or write-down provisions when bank regulators determine that the institution has reached the point of non-viability. Such actions could result in lower cash flows and ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase the Company’s regulatory capital requirements. These factors are an integral part of the Company's credit review process.

The following table details the Company's privately issued investment securities.

Privately Issued Securities

(Amortized cost, in millions)	September 30, 2018	December 31, 2017
Privately issued securities as a percentage of total investment securities	22.8%	23.4%
Privately issued securities held by Aflac Japan	$21,714	$22,354
Privately issued securities held by Aflac Japan as a percentage of total investment securities	20.2%	20.8%

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2018	December 31, 2017
Privately issued reverse-dual currency securities	$5,313	$5,669
Publicly issued collateral structured as reverse-dual currency securities	1,620	1,390
Total reverse-dual currency securities	$6,933	$7,059
Reverse-dual currency securities as a percentage of total investment securities	6.4%	6.6%
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

	September 30, 2018		December 31, 2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans) (1)	$17,154	$17,593	$17,972	$19,314
Fixed maturity securities - bank loans (floating rate)	1,548	1,556	1,936	1,865
Fixed maturity securities - economically converted to yen	1,641	2,341	1,650	2,549
Equity securities (1),(2)	197	197	147	173
Other investments:
Transitional real estate loans (floating rate)	3,397	3,413	986	984
Commercial mortgage loans	768	730	767	753
Middle market loans (floating rate)	1,015	1,018	527	530
Alternative investments	211	211	97	97
Total U.S. dollar-denominated investments in Aflac Japan	$25,931	$27,059	$24,082	$26,265
(1) Includes perpetual securities
(2) Equities reported at carrying value starting in 2018

As of September 30, 2018, Aflac Japan had $10.0 billion outstanding notional amounts of foreign currency forwards and $9.7 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments, resulting in the unhedged fair value of the U.S. dollar Japan portfolio of $15.0 billion, excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives.

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash settlements of $105 million and $203 million for the three-month and $141 million and $356 million for the nine-month periods ended September 30, 2018 and 2017, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

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

The following table presents metrics related to Aflac Japan hedge costs for the periods ended September 30.

Aflac Japan Hedge Cost Metrics(1)

	Three Months		Nine Months
	2018	2017	2018	2017
FX forward notional at end of period (in billions of dollars)(2)	10.0	11.4	10.0	11.4
Weighted average original tenor (in months)(3)	27.4	32.6	27.4	32.6
Weighted average remaining tenor (in months)(4)	16.8	25.2	16.8	25.2
Annualized amortized hedge costs (in basis points)(5)	236	217	229	201
Amortized hedge costs for period (in millions of dollars)	(59)	(60)	(168)	(168)
(1) See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs.
(2) Notional is reported net of any offsetting positions
(3) Tenor based on derivative's original execution date to settlement date
(4) Tenor based on period reporting date to settlement date
(5) Based on annualized amortized hedge costs divided by average FX forward notional for the period
In order to economically mitigate currency risk of future yen dividends from Aflac Japan while lowering consolidated hedge costs associated with Aflac Japan's U.S. dollar investment hedging, starting in the first quarter of 2018, the Parent Company began entering into offsetting hedge positions using foreign exchange forwards. This activity is reported in the Corporate and other segment. As this program matures, the Company installs controls and, as has been the case with the U.S. dollar-denominated investments hedge program, includes third-party review to ensure the efficacy of the program.

Net Investment Hedge
The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Company has taken several courses of action. First, Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan. Second, the Company has designated the majority of the Parent Company’s yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and certain foreign currency forwards and options as derivative hedges of the Company's net investment in Aflac Japan. The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2018 and 2017, respectively.
For the hedge of the Company's net investment in Aflac Japan, the Company has designated certain of the Parent Company's yen-denominated liabilities and foreign currency forwards and options as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.3 billion as of September 30, 2018, with hedging instruments comprised completely of yen-denominated debt, compared with a hedge of $1.8 billion as of December 31, 2017, with hedging instruments comprised of $1.4 billion of yen-denominated debt and $.4 billion of foreign currency forwards and options.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2018	December 31, 2017	% Change
Aflac Japan	$6,195	$6,150	.7%	(1)
Aflac U.S.	3,427	3,355	2.1
Total	$9,622	$9,505	1.2%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.2% in yen during the nine months ended September 30, 2018.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2018	December 31, 2017	% Change
Aflac Japan	$90,277	$89,132	1.3%	(1)
Aflac U.S.	10,885	10,625	2.4
Other	171	138	23.9
Intercompany eliminations(2)	(749)	(748)	.1
Total	$100,584	$99,147	1.4%
(1) Aflac Japan’s policy liabilities increased 1.8% in yen during the nine months ended September 30, 2018.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $5.3 billion at September 30, 2018 and December 31, 2017.

Subsequent to September 30, 2018, in October 2018, the Parent Company issued $550 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.750% per annum, payable semi-annually, and have a 30-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a United States Treasury security with a maturity comparable to the remaining term of the notes, plus 25 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. The Parent Company intends to use the proceeds from this debt issuance to redeem $550 million of its 2.40% senior notes due in 2020, and to use the remaining proceeds, if any, for general corporate purposes.

Subsequent to September 30, 2018, in October 2018, the Parent Company issued three series of senior notes totaling 53.4 billion yen through a public debt offering under its U.S. shelf registration statement. The first series, which totaled 29.3 billion yen, bears interest at a fixed rate of 1.159% per annum, payable semi-annually, and has a 12-year maturity. The second series, which totaled 15.2 billion yen, bears interest at a fixed rate of 1.488% per annum, payable semi-annually, and has a 15-year maturity. The third series, which totaled 8.9 billion yen, bears interest at a fixed rate of 1.750% per annum, payable semi-annually, and has a 20-year maturity. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

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

As of September 30, 2018, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 15 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac Japan and Aflac U.S. to Parent Company

(In millions)	2018	2017
Dividends declared or paid by Aflac	$664	$1,400
Management fees paid by Aflac Japan and Aflac U.S.	104	219

The decline in dividends in the first nine months of 2018 was driven by a change in the dividend regulatory approval process subsequent to the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018. The Company expects to resume dividend payments from Aflac Japan in the fourth quarter of 2018. Management fees decreased during the nine-month period ending September 30, 2018, compared to prior year due to changes in the administration of intercompany expenses between legal entities subsequent to the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

At the end of September 2018, the Company announced a change in its internal dividend policy which allows the Company to increase the proportion of regulatory earnings transferred from Aflac U.S. and Aflac Japan to the Parent Company. The Company plans to decrease the regulatory capital held at Aflac and transfer a commensurate amount of capital to the Parent Company in the fourth quarter of 2018. The Company also intends to maintain higher than historical levels of capital and liquidity at the Parent Company with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar based investments at Aflac Japan and consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Forward-Looking Information,” for a description of factors that could cause actual results to differ materially from those contemplated by the Company in regards to its capital management intentions.

The Parent Company accesses debt security markets to provide additional sources of capital. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. In August 2018, the Parent Company filed a shelf registration with Japanese regulatory authorities that allows the Parent Company to conduct public offerings of bonds in Japan, including yen-denominated Samurai notes, up to 200 billion yen or its equivalent through August 2020. The shelf registration statement is for possible public offerings in Japan, but the bonds issued under the shelf may be transferred by the bondholders to U.S. persons in compliance with U.S. law. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

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

As of September 30, 2018, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 8 of the Notes to the Consolidated Financial Statements.

As part of the FHLB funding arrangement as discussed previously in the Analysis of Financial Condition section of this MD&A, Aflac U.S. borrowed and repaid $86 million during the first nine months of 2018.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2018. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2017 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes, the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2018	2017
Operating activities	$4,659	$4,596
Investing activities	(3,172)	(2,887)
Financing activities	(1,513)	(1,613)
Exchange effect on cash and cash equivalents	(36)	(28)
Net change in cash and cash equivalents	$(62)	$68
Operating Activities
The following table summarizes operating cash flows by source for the nine-month periods ended September 30.

(In millions)	2018	2017
Aflac Japan	$4,059	$3,657
Aflac U.S. and other operations	600	939
Total	$4,659	$4,596
Investing Activities
Operating cash flow is primarily used to purchase investments to meet future policy obligations. The following table summarizes investing cash flows by source for the nine-month periods ended September 30.

(In millions)	2018	2017
Aflac Japan	$(2,565)	$(2,212)
Aflac U.S. and other operations	(607)	(675)
Total	$(3,172)	$(2,887)

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

As part of its overall corporate strategy, the Company announced in September 2018 that it intends to increase its original investment in the Aflac Ventures Fund from $100 million over three years to $250 million over three to four years, as opportunities emerge. These investments are included in the other investments line in the consolidated balance sheets. The Aflac Ventures Fund is a subsidiary of Aflac Corporate Ventures which is reported in the "Corporate and other" business segment. The central mission of Aflac Corporate Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $1.5 billion in the first nine months of 2018, compared with consolidated cash used by financing activities of $1.6 billion for the same period of 2017.

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of September 30, 2018, for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2018.

Cash returned to shareholders through dividends and treasury stock purchases was $1.5 billion during the nine-month periods ended September 30, 2018 and 2017, respectively.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2018	2017
Treasury stock purchases	$923	$1,053
Number of shares purchased:
Open market	20,443	27,796
Other	361	872
Total shares purchased	20,804	28,668

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2018	2017
Stock issued from treasury:
Cash financing	$36	$23
Noncash financing	17	45
Total stock issued from treasury	$53	$68
Number of shares issued	1,393	1,957

During the first nine months of 2018, the Company repurchased 20.4 million shares of its common stock for $923 million as part of its share repurchase program. As of September 30, 2018, a remaining balance of 77.6 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase a total of $1.1 billion to $1.4 billion of its common stock in 2018, assuming stable capital conditions and the absence of compelling alternatives.

Cash dividends paid to shareholders were $.26 per share in the third quarter of 2018, compared with $.22 per share in the third quarter of 2017. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2018	2017
Dividends paid in cash	$595	$491
Dividends through issuance of treasury shares	8	22
Total dividends to shareholders	$603	$513

In October 2018, the board of directors declared the fourth quarter cash dividend of $.26 per share, an increase of 18.2% compared with the same period in 2017. The dividend is payable on December 3, 2018 to shareholders of record at the close of business on November 21, 2018.

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

As of September 30, 2018, Aflac’s U.S.-only RBC ratio remains high and reflects a strong capital and surplus position, even reflecting the full negative impact of the U.S. Tax Act, which is expected to be fully adopted in 2018. This reduction occurs as a result of writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained. The Company expects to continue to draw down RBC levels through dividends for the remainder of 2018; however, the RBC level is still expected to be strong at the end of the year.

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

As of September 30, 2018, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As part of the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018, the Company experienced an accounting-driven decline in the SMR of approximately 130 points, based on the SMR as of December 31, 2017. The Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period. The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Payments are made from Aflac Japan to the Parent Company for management fees, allocated expenses and remittances of earnings. Prior to the Aflac Japan branch conversion on April 1, 2018, Aflac Japan paid allocated expenses and profit remittances to Aflac U.S. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2018	2017
Aflac Japan management fees paid to Parent Company	$40	$73
Expenses allocated to Aflac Japan (in dollars)	8	80
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in dollars)	312	933
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in yen)	33.4	104.6

The Company had foreign exchange forwards and options as part of an economic hedge of foreign exchange risk on 30.0 billion yen of profit remittances received from Aflac Japan in the first nine months of 2018, resulting in $2 million more funds received when the yen were exchanged into dollars relative to what would have been received at the then-current exchange rate.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, with the exception of the new and revised internal controls related to the implementation of a new investment accounting reporting system. The Company had also implemented new and revised internal controls related to the upgrade to a newer version of the Company's financial accounting and reporting consolidation system effective January 2018. The Company's management believes that the implementation of these systems has improved and enhanced its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2017, three former independent sales contractors filed a shareholders derivative complaint in the U.S. District Court for the Southern District of New York naming the Parent Company as nominal defendant and the Parent Company’s Chairman and Chief Executive Officer, several of its directors, and a former officer and director as defendants. The complaint alleges breaches of fiduciary duty, misstatements and omissions in the Company’s public disclosures, and insider trading. The Company’s Board of Directors had previously established a special litigation committee (SLC) in July 2017 to investigate certain allegations underlying the derivative action. The SLC issued a report of its investigation in September 2017 and another report in February 2018, each of which determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. An amended complaint was filed on January 31, 2018. On February 12, 2018, this litigation was transferred to the U.S. District Court for the Middle District of Georgia. The SLC issued a third report of its investigation in May 2018 regarding certain additional allegations raised in the amended complaint, in which the SLC also determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. On August 31, 2018, the District Court granted the Company's motion and the amended complaint was dismissed. The plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. The Company believes the outcome of this litigation will not have a material adverse effect on its financial position, results of operation or cash flows.

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

Readers should carefully consider the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2017 Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2018, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,370,284		$44.31	2,370,284	95,626,488
February 1 - February 28	2,349,600		44.70	2,349,600	93,276,888
March 1 - March 31	1,937,161		44.49	1,920,400	91,356,488
April 1 - April 30	2,082,500		44.62	2,082,500	89,273,988
May 1 - May 31	2,558,472		45.17	2,542,900	86,731,088
June 1 - June 30	2,175,100		44.99	2,175,100	84,555,988
July 1 - July 31	2,008,123		43.52	1,994,900	82,561,088
August 1 - August 31	2,358,317		46.64	2,352,500	80,208,588
September 1 - September 30	2,668,990		47.20	2,654,401	77,554,187
Total	20,508,547	(2)	$45.15	20,442,585	77,554,187	(1)
(1)The total remaining shares available for purchase at September 30, 2018, consisted of 77,554,187 shares related to an 80,000,000 share repurchase authorization by the board of directors announced in 2017.
(2)During the first nine months of 2018, 65,962 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0 (File No. 001-07434).
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated November 10, 2015, Exhibit 3.1 (File No. 001-07434).
	4.0	-
Fifteenth Supplemental Indenture, dated as of October 18, 2018 between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Notes due 2030) - incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1 (File No. 001-7434)

	4.1	-
Sixteenth Supplemental Indenture, dated as of October 18, 2018 between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Notes due 2033) - incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2 (File No. 001-7434)

	4.2	-
Seventeenth Supplemental Indenture, dated as of October 18, 2018 between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Notes due 2038) - incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3 (File No. 001-7434)

	15	-	Letter from KPMG LLP regarding unaudited interim financial information.
	31.1	-	Certification of CEO dated November 1, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated November 1, 2018, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated November 1, 2018, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

November 1, 2018	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

November 1, 2018	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer