Form 10-K
period 2018-12-31
AFLAC INC
filed 2019-02-25
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Tokyo Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑  Yes  ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes  ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018, was $33,002,565,252.
The number of shares of the registrant’s common stock outstanding at February 12, 2019, with $.10 par value, was 750,332,375.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2018

i

Item 1. Business

PART I
ITEM 1. BUSINESS
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) prepare financial statements in accordance with U.S. generally accepted accounting principles (GAAP). This report includes certain forward-looking information that is based on current expectations and is subject to a number of risks and uncertainties. For details on forward-looking information, see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Part II, Item 7, of this report.
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

General Description
Aflac Incorporated was incorporated in 1973 under the laws of the state of Georgia. Aflac Incorporated is a general business holding company and acts as a management company, overseeing the operations of its subsidiaries by providing management services and making capital available. Its principal business is voluntary supplemental and life insurance, which is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan). Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business.
Effective April 1, 2018, the Company converted Aflac Japan from a branch to a subsidiary incorporated as a Japanese stock corporation. The transaction was accounted for as tax-neutral and did not have a material impact on the daily operations of either Aflac Japan or Aflac U.S. In addition, the Company obtained and expects to continue to obtain enhanced flexibility in capital management and business development as a result of the conversion.

The Company offers voluntary insurance policies in Japan and the United States that provide a layer of financial protection against income and asset loss. The Company continues to diversify its product offerings in both Japan and the United States. Aflac Japan sells voluntary supplemental insurance products, including cancer plans, general medical indemnity plans, medical/sickness riders, care plans, living benefit life plans, ordinary life insurance plans and annuities. Aflac U.S. sells voluntary supplemental insurance products including products designed to protect individuals from depletion of assets (accident, cancer, critical illness/care, hospital indemnity, fixed-benefit dental, and vision care plans) and loss-of-income products (life and short-term disability plans).

The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan.

Reporting Segments

The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to the Parent Company’s consolidated earnings. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% of the Company's total revenues in 2018, compared with 70% in 2017 and 71% in 2016. The percentage of the Company's total assets attributable to Aflac Japan was 84% and 83% at December 31, 2018 and 2017, respectively. The conversion of Aflac Japan to a subsidiary structure did not affect the Company's segment reporting structure.

For information on the Company's results of operations and financial information by segment, see MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

Item 1. Business

Certain Performance Measures
The Company evaluates its premium growth and sales efforts using the following performance measures:

•
Annualized premiums in force is defined as the amount of gross premium that a policyholder must pay over a full year in order to keep coverage. The growth of net premiums (defined below) is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates.

•
New annualized premium sales (sometimes referred to as new sales or sales) is an operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represents annual premiums on policies the Company sold and incremental increases from policy conversions, collected over a 12-month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period.

•
Net premiums (sometimes referred to as net premium income or net earned premiums) is a financial measure that appears on the Company's Consolidated Statements of Earnings and in its segment reporting. This measure reflects collected or due premiums that have been earned ratably on policies in force during the reporting period, reduced by premiums that have been ceded to third parties and increased by premiums assumed through reinsurance.

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

Insurance Products(1)

Aflac Japan	Aflac U.S.
Third Sector Insurance	Accident
Cancer	Short-Term Disability
Medical	Critical Care (2)
Income Support	Hospital Indemnity
First Sector Insurance	Dental
Life	Vision
Protection	Life (Term and Whole)
Term
Whole
Savings
WAYS
Child Endowment
(1) Actively marketed as of December 31, 2018
(2) Includes cancer, critical illness, and hospital intensive care products

Japan
Aflac Japan's insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs have been shifted to Japanese

Item 1. Business

consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products.
The foundation of Aflac Japan's product portfolio has been, and continues to be, its third sector products, which include cancer, medical and income support insurance products. Aflac pioneered the cancer insurance market in Japan in 1974, and remains the number one provider of cancer insurance in Japan today. Over the years, Aflac Japan has customized its cancer insurance product to respond to, and anticipate, the needs of its consumers and the advances in medical treatments. The cancer insurance plans the Company offers in Japan provide a lump-sum benefit upon initial diagnosis of internal cancer and benefits for treatment received due to internal cancer such as fixed daily benefits for hospitalization, outpatient services and convalescent care, surgical benefits, and outpatient treatments. Aflac Japan has a unique Aflac-branded cancer insurance product for Japan's postal system, Japan Post (see the Distribution - Japan section for background information). In April 2018, Aflac Japan introduced a new cancer insurance product, DAYS 1, with enhanced cancer benefits. In addition to providing benefits for hospitalization, outpatient treatment, surgery, radiation therapy and anti-cancer drug treatment, this product was designed to provide benefits to improve quality of life and to cover out-of-pocket expenses not directly related to medical treatment. At the same time, Aflac Japan introduced DAYS 1 Plus to provide existing holders with up-to-date coverage. As the number one provider of cancer insurance in Japan, the Company believes these products further strengthen its brand, and most importantly, provide valuable benefits to consumers who are looking for solutions to manage cancer-related costs.

Aflac Japan's EVER product is a stand-alone, whole-life medical insurance product which offers a basic level of hospitalization coverage with an affordable premium. The current version of this product includes riders to be associated with three critical illnesses (cancer, heart attack, and stroke) to better respond to consumers' needs for coverage of serious illnesses. These riders provide policyholders with a benefit upon the diagnosis for those three critical illnesses, waiver of premium payment thereafter and unlimited hospital days for such critical illnesses. Since its initial introduction, Aflac Japan has expanded its suite of EVER product offerings to appeal to specific types of Japanese consumers and achieve greater market penetration. In 2017, Aflac Japan revised the EVER product by introducing riders for lump-sum hospitalization benefits and surgeries for female-specific diseases as well as strengthening outpatient benefits and reducing premiums centered on the young- to middle-aged market segments. This product also offers a short-pay premium period to policyholders. Gentle EVER, Aflac Japan's non-standard medical insurance product, was designed to meet the needs of certain consumers who cannot qualify for the base EVER plan.

In October 2018, Aflac Japan launched a new type of medical product referred to as Health Promotion Medical Insurance where a policyholder is entitled to a partial refund of the premium if the policyholders' “health age” measured by certain health check items is lower than his or her actual age. This product is marketed exclusively online and targeted at younger generations.

The Company believes that the affordable cancer and medical insurance products Aflac Japan provides will continue to be an important part of its product portfolio. Nevertheless, as the Company continues its long history of product innovation, Aflac Japan's product portfolio has expanded beyond traditional health-related products.

Aflac Japan's Income Support Insurance provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury and was developed to supplement the disability coverage within Japan’s social security system. This product targets young to middle-aged consumers, and by focusing efforts on this demographic, Aflac Japan believes it is building relationships that lay the groundwork for the sale of its cancer and medical insurance later in life to the Income Support policyholders.

Beginning in 2013, Aflac Japan began to curtail sales of first sector savings-type products, such as WAYS, child endowment and fixed annuities, due to persistent low interest rates in Japan and, in particular, the relatively large capital commitment required by such products and their lower profitability, in such an environment. Aflac Japan continues to sell first sector protection-type products, which include term and whole life, to provide Aflac Japan’s traditional sales channels with a more comprehensive product portfolio to continue to cross-sell with third sector products. In July 2018, Aflac Japan introduced a first sector protection whole life product with low cash surrender value, which offers non-smoking policyholders further discounted premiums.

For additional information on Aflac Japan's products and composition of sales, see the Aflac Japan Segment subsection of MD&A in this report.

Item 1. Business

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

Aflac U.S. offers accident coverage on both an individual and group basis. These policies pay cash benefits in the event of a covered injury. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. Additional benefits are also available for home modifications, wellness and increased benefits for injuries related to participations in an organized sporting activity.

Aflac U.S. offers short-term disability benefits on both an individual and group basis. The individual short-term disability product has an Aflac Value Rider that pays a benefit, less claims, for every consecutive five-year term that the policy is in force.

Aflac U.S. offers coverage for critical care on both an individual and group basis. These policies are designed to pay cash benefits in the event of critical illnesses such as heart attack, stroke, or cancer. On an individually underwritten basis, Aflac U.S. offers cancer plans, critical illness plans, and critical care and recovery plans (formerly called specified health event). On a group basis Aflac U.S. offers critical illness plans.

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
Banks

Japan

The traditional channels through which Aflac Japan has sold its products consist of individual agents/agencies, independent corporate agencies, and affiliated corporate agencies. The individual agencies and independent corporate agencies that sell Aflac Japan's products give better access to workers at a vast number of small businesses in Japan. Agents' activities are primarily focused on insurance sales, with customer service support provided by the Aflac Contact Center. Affiliated corporate agencies are initially formed when companies establish subsidiary businesses to sell Aflac Japan's insurance products to employees as part of a benefit package, and in some cases expand to sell Aflac Japan products to other parties such as suppliers and customers.These agencies help Aflac Japan reach employees at large

Item 1. Business

worksites, and some of them are also successful in approaching customers outside their business groups. The Company believes that new agencies will continue to be attracted to Aflac Japan's competitive commissions, attractive products, superior customer service and strong brand image.

The Company has sold products to employees of banks since its entry into Japan in 1974. However, December 2007 marked the first time it was permissible for banks to sell Aflac Japan's type of insurance products to their customers. By the end of 2018, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan, to sell its products. The Company believes Aflac Japan has more banks selling its supplemental health insurance products than any of its competitors. Japanese consumers rely on banks to provide traditional bank services, and also to provide insurance solutions and other services. The Company believes Aflac Japan's long-standing and strong relationships within the Japanese banking sector, along with its strategic preparations, have proven to be an advantage, particularly starting when this channel opened up for its products. Aflac Japan's partnerships throughout the banking sector provide Aflac Japan with a wider demographic of potential customers than it would otherwise have been able to reach, and it also allows banks to expand their product and service offerings to consumers.
In 2005, legislation aimed at privatizing Japan's postal system (Japan Post) was enacted into law. The privatization laws split Japan Post into four operating entities that began operating in October 2007. In 2007, one of these entities selected Aflac Japan as its provider of cancer insurance to be sold through its post offices, and, in 2008, Aflac Japan began selling cancer insurance through these post offices. Japan Post has historically been a popular place for consumers to purchase insurance products. Legislation to reform the postal system passed Japan’s legislature, the Diet, in April 2012 and resulted in the merger of two of the postal operating entities (the one that delivers the mail and the one that runs the post offices) in October 2012. In July 2013, Aflac Japan entered into a new agreement with Japan Post Holdings to further expand the partnership that was established in 2008. In June 2014, Japan Post Insurance (Kampo) received approval from Japan’s primary insurance regulator, the Financial Services Agency (FSA), to enter into an agency contract with Aflac Japan. Under this contract, Aflac Japan currently distributes its cancer insurance products through 76 of Kampo's directly managed sales offices. Aflac Japan has developed a unique Aflac-branded cancer insurance product for Japan Post and Kampo that was introduced in October 2014. In 2015, Japan Post expanded the number of post offices that offer Aflac's cancer insurance products to more than 20,000 postal outlets.
The Company believes this alliance with Japan Post, which is included in Aflac Japan's affiliated corporate agencies distribution channel, has benefited and will continue to benefit Aflac Japan's cancer insurance sales. For example, sales of cancer insurance policies by Japan Post constituted approximately 25% of Aflac Japan's third sector sales during the 2018 calendar year. In December 2018, the Company announced that in a further strengthening of this alliance. Japan Post Holdings Co., Ltd, a Japanese corporation, (Japan Post Holdings) plans to purchase approximately 7% of the Parent Company's outstanding common shares through a trust using open market and private block purchases. Like all common shares in the Parent Company, the shares purchased by the trust will be eligible for 10-for-1 voting rights after being held for 48 consecutive months. In connection with this announcement, on December 19, 2018, the Parent Company and Aflac Japan entered into a Basic Agreement regarding the "Strategic Alliance Based on Capital Relationship" with Japan Post Holdings (Basic Agreement), and the Parent Company entered into a letter agreement with Japan Post Holdings (Letter Agreement). Under the Letter Agreement, Japan Post Holdings agreed (i) to establish and fund a voting trust in accordance with a trust agreement (Trust Agreement) by no later than February 28, 2019, (ii) upon establishment of the trust, to instruct the trustee and the sole shareholder of the trust to enter into, and to itself enter into, a shareholders agreement with the Parent Company (Shareholders Agreement) providing for, among other things, a cap on share ownership, a minimum holding period and a standstill provision and voting restrictions that effectively limit the trustee's voting rights to no more than 20% of the voting rights of the Parent Company and further restrict the trustee's voting rights with respect to certain change in control transactions. The terms of the investment do not provide Japan Post Holdings with a right to a board seat on the Parent Company's board of directors or with any other rights to control, manage or intervene in the management of the Parent Company. This strategic investment is subject to certain regulatory approvals in Japan, and the U.S. The Company anticipates that regulatory approvals will be received in the second half of 2019. The foregoing summary is subject to and qualified in its entirety by reference to the full text of the Basic Agreement and Letter Agreement, including the forms of Trust Agreement and Shareholders Agreement attached to the Letter Agreement, copies of which are included as Exhibits 10.47 and 10.48 attached hereto and the terms of which are incorporated herein by reference.

For additional information on Aflac Japan's distribution, see the Aflac Japan Segment subsection of MD&A in this report.

Item 1. Business

U.S.
As of December 31, 2018, the U.S. sales force was composed of sales associates and brokers who are licensed to sell accident and health insurance. Many are also licensed to sell life insurance. Aflac U.S. utilizes dual-channel distribution to market its insurance products to businesses of all sizes. The career agent channel focuses on marketing Aflac to the small business market, which consists of employers with less than 100 employees. As such, Aflac U.S. has aligned its recruiting, training, compensation, marketing and incentives for its career agents to encourage specific activity and sales of individual policies in this market. The broker channel focuses on selling to the mid- and large-case market, which is comprised of employers with more than 100 employees and typically an average size of 1,000 employees or more. Since regional and national brokers have traditionally served the mid- and large-case market, the sales professionals in the broker channel are assigned a geographic market to strengthen relationships with the top brokers and sell Aflac products to their clients. As a result, Aflac U.S. is represented on 160 benefit administration platforms, sometimes referred to as exchanges, of various brokers.

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

Aflac U.S. concentrates on marketing its insurance products at the worksite. This method offers policies to individuals through employment, trade and other associations. Historically, Aflac U.S. policies have been individually underwritten, however over the past several years, guaranteed issue options have become available. Premiums are generally paid by the employee. Additionally, Aflac's individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or such affiliation, generally at the same premium. Individual policies are typically guaranteed-renewable for the lifetime of the policyholder (to age 75 for short-term disability policies). Aflac U.S. collects a major portion of premiums on such sales through payroll deduction or other forms of centralized billing. With Aflac U.S. brokerage sales expansion and CAIC, branded as Aflac Group Insurance, Aflac U.S. offers group voluntary insurance products desired by many large employers. These products are sold on a group basis and often have some element of guaranteed issue. Worksite marketing enables sales associates and brokers to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business.

For additional information on Aflac's U.S. distribution, see the Aflac U.S. Segment subsection of MD&A in this report.
Competition
Japan
In 1974, Aflac was granted an operating license to sell life insurance in Japan, making Aflac the second non-Japanese life insurance company to gain direct access to the Japanese insurance market. Through 1981, Aflac Japan faced limited competition for cancer insurance policy sales. However, Japan has experienced two periods of deregulation since Aflac Japan entered the market. The first came in the early 1980s, when nine mid-sized insurers, including domestic and foreign companies, were allowed to sell cancer insurance products for the first time. The second period began in 2001 when all life and non-life insurers were allowed to sell stand-alone cancer and medical insurance products as well as other stand-alone health insurance products. As a result, the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the market was deregulated in 2001. However, based on Aflac Japan's growth of annualized premiums in force and diversified distribution network, the Company does not believe that Aflac Japan's market-leading position has been significantly impacted by increased competition. Furthermore, the Company believes the continued development and maintenance of operating efficiencies will allow Aflac Japan to offer affordable products that appeal to consumers. Aflac Japan is the largest life insurer in Japan in terms of cancer and medical policies in force. As of December 31, 2018, Aflac Japan exceeded 24 million individual policies in force in Japan.

Aflac Japan has experienced substantial success selling cancer policies in Japan, with more than 15 million cancer policies in force as of December 31, 2018. Aflac Japan continued to be the number one seller of cancer insurance policies in Japan throughout 2018. The Company believes Aflac Japan will remain a leading provider of cancer insurance

Item 1. Business

coverage in Japan, principally due to its experience in the market, well-known brand, low-cost operations, expansive marketing system and product expertise. Further, the Company believes that its alliance with Japan Post will continue to benefit Aflac Japan's sales of cancer insurance in Japan. (See Distribution-Japan above for more information on Aflac Japan's marketing system and its alliance with Japan Post.)

Aflac Japan has also experienced substantial success selling medical insurance in Japan. While other companies have recognized the opportunities that Aflac Japan has seen in the medical insurance market and are frequently offering new products, Aflac Japan endeavors to keep its products attractive to consumers by revising benefits of medical insurance products more frequently than cancer insurance.

U.S.
Aflac U.S. competes against several voluntary supplemental insurance carriers on a national and regional basis. Aflac U.S. believes its policies, premium rates, platforms, value-added services and sales commissions are competitive by product type. Moreover, Aflac U.S. believes that its products are distinct from competitive offerings given its product focus (including features, benefits, and its claims service model), distribution capabilities, and brand awareness. For many companies with which Aflac U.S. competes, voluntary supplemental insurance products are sold as a secondary business. A growing number of major medical and life insurance carriers are also entering into the voluntary supplemental insurance market. For Aflac U.S., supplemental insurance products are its primary business and are sold via a distribution network of independent sales associates and brokers (see U.S. Distribution above). In addition, the Company believes that advertising campaigns for Aflac U.S. have increased name awareness and understanding among consumers and businesses of the value its products provide.

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

Item 1. Business

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

Yen-denominated investments included in Aflac Japan’s portfolio primarily consist of Japan Government Bonds (JGB), other public bonds and private placement fixed income instruments. The Company attempts to match both the duration and currency of these assets with Aflac Japan’s liabilities. This poses a difficulty in Aflac Japan due to the lack of suitable long-dated yen-denominated fixed income instruments. In 2012, the Company initiated a strategic approach to include U.S. dollar-denominated investments in Aflac Japan’s portfolio with the initial intent that they would be coupled with foreign exchange hedges. Today, this hedged U.S. dollar-denominated investment portfolio is mainly invested in long-term fixed and floating-rate loans and long-term investment-grade fixed income securities. The primary goals of the yen-denominated and hedged U.S. dollar portfolios are to provide sufficient yen cash flows to support the insurance liabilities and other yen-denominated obligations of Aflac Japan, and to seek appropriate long-term risk-adjusted investment returns supportive of solvency margin ratio (SMR) levels that provide sufficient dividend flows to the Parent Company. The hedges supporting this portion of the U.S. dollar portfolio pose derivative rollover risk that could amplify hedge costs in unfavorable market conditions, risk of counterparty default, and may require the Company to post collateral. In a declining yen environment, these hedges could result in negative cash settlements that may significantly increase liquidity requirements, thereby shifting funds away from other capital management opportunities including loss of investment income. If the combined yen-denominated and hedged U.S. dollar-denominated portfolios are larger than Aflac Japan's yen obligations, the economic value of these portfolios may be eroded under a long-term scenario of weakening yen due to foreign currency translation risk, one result of which may be to reduce the Company's dividend capacity.

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

The determination of stressed economic surplus in Aflac Japan involves multiple models using multiple statistical approaches and assuming various economic and operating scenarios that are stressed to arrive at a range of potential outcomes. This range does not account for all economic scenarios, some of which may result in values outside of the range. The Company periodically assesses the stressed economic surplus in Aflac Japan, which fluctuates over time, and adjusts the size of the unhedged portfolio accordingly. The portfolio may include medium-term and long-term fixed-rate government and corporate (investment-grade and high-yield) bonds, floating-rate loans, public equities, and alternative asset classes. In determining the composition of the portfolio, the Company also considers diversification, hedge cost, investment returns relative to yen-denominated investment yields, and Aflac Japan capital requirements. At December 31, 2018, this unhedged U.S. dollar-denominated portfolio was approximately $14.4 billion, compared with approximately $13.0 billion at December 31, 2017. For additional discussion of business and market risks associated with the Company’s investment strategy in Japan, refer to the Risk Factors and Quantitative and Qualitative Disclosures about Market Risk sections.

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

Item 1. Business

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

Regulation

Japan

The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. GAAP. For example, under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to variable interest entities (VIEs); different accounting applies to reinsurance; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM), which are recorded at amortized cost. Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $6.4 billion at December 31, 2018, compared with $6.7 billion at December 31, 2017.

The FSA maintains a solvency standard, which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2018, Aflac Japan's SMR was 965%, compared with 1,064% at December 31, 2017. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. See the Capital Resources and Liquidity Section of MD&A for a discussion of measures the Company has taken to mitigate the sensitivity of Aflac Japan's SMR.

Prior to April 1, 2018, Aflac Japan repatriated a portion of its accumulated earnings, as determined on a Japanese regulatory accounting basis, to Aflac U.S. provided that Aflac Japan has determined that it adequately protected policyholders' interests as measured by its SMR. Starting in the fourth quarter of 2018, Aflac Japan distributes dividends to the Parent Company. Such dividends are subject to permitted dividend capacity under the Japan Company Law.

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

U.S.
General
The Parent Company and its U.S. insurance subsidiaries, Aflac (a Nebraska-domiciled insurance company), American Family Life Assurance Company of New York (Aflac New York, a New York-domiciled insurance company), CAIC (redomiciled from South Carolina to Nebraska effective December 2016) and Tier One Insurance Company (TOIC, an Oklahoma-domiciled shell insurance company acquired by the Parent Company in 2017 with no operations) are subject to state regulations in the United States as an insurance holding company system. Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries, and material transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the

Item 1. Business

operations of companies within the holding company system.
Like all U.S. insurance companies, Aflac, Aflac New York, CAIC and TOIC are subject to regulation and supervision in the jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things:

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

The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization, group capital calculations, liquidity risk assessment and principle-based reserving. The NAIC has adopted a valuation manual containing a principle-based approach to calculation of life insurance reserves. The valuation manual became effective January 1, 2017. There is a three-year transition period, beginning January 1, 2017, during which companies can choose on a product by product basis to implement principle-based reserving for new business. The Company anticipates that the adoption of this manual will not cause a material impact on the statutory reserves of Aflac, Aflac New York or CAIC. The NAIC uses an RBC formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. As of December 31, 2018, based on year-end statutory accounting results, Aflac's company action level RBC ratio was 560%. The 2018 RBC as filed is lower than Aflac U.S. stand-alone RBC due to the inclusion of Aflac Japan for the first quarter of 2018. The RBC charge reflects the business risk without any total adjusted capital (TAC). Aflac's NAIC RBC ratio remains high and reflects a very strong capital and surplus position.

Item 1. Business

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

Healthcare Reform Legislation

Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. For example, the ACA, federal health care reform legislation, gave the U.S. federal government direct regulatory authority over the business of health insurance. The reform included major changes to the U.S. health care insurance marketplace. Among other changes, the reform legislation included an individual medical insurance coverage mandate (which has since been repealed effective 2019 by the Tax Act, discussed below), provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2022. The legislation also included changes in government reimbursements and tax credits for individuals and employers and altered federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. The United States Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products. Further, certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain.

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

The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan has the effect of subjecting the earnings of Aflac Japan to Japan taxation and subjecting the Company’s other earnings, including the consolidated earnings of the Parent Company, to U.S. taxation.

These changes were effective on January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded, as the Company’s reasonable estimate, a net deferred tax liability reduction of $1.9 billion as of that date. As of the fourth quarter of 2018, the Company recorded an immaterial adjustment to the provisional amount of deferred tax liabilities (DTLs) related to the Japan tax computation and no valuation allowance adjustment related to anticipatory foreign tax credit asset, rendering final values for the Company's deferred tax liability. See Note 10 of the Notes to the Consolidated Financial Statements presented in this report. For information on the conversion of Aflac Japan from a branch to a subsidiary, see General Business under this Business section, above.

Item 1. Business

Dodd-Frank Act

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) and regulations issued thereunder, in particular rules to require central clearing for certain types of derivatives, may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan. In addition, in 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules regarding the exchange of initial margin (IM) and variation margin (VM) for uncleared swaps that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as Aflac. The requirements of such rules with respect to VM, as well as similar regulations in Europe, became effective on March 1, 2017. Full compliance with respect to all counterparties was required by September 1, 2017. The requirements of such rules with respect to IM are currently being phased in and will be fully implemented by September 1, 2020. In October of 2017, the CFTC and the European Commission each finalized comparability determinations that permit certain swap dealers who are subject to both regulatory margin regimes to take advantage of substituted compliance by complying with one set of margin requirements. The margin requirements are expected to result in more stringent collateral requirements and to affect other aspects of Aflac's derivatives activity.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of business lines other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The FIO does not directly regulate the insurance industry, but under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the federal government, subject to certain requirements and restrictions. The FIO and certain federal agencies must achieve consensus positions with the state insurance regulators when taking positions on insurance proposals by certain international forums. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers.

The current U.S. presidential administration and Congress have made recent attempts to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. For example, in 2018, President Trump signed into law the “Economic Growth, Regulatory Relief, and Consumer Protection Act.” Members of Congress have also introduced multiple bills that would impact or eliminate the FIO. The Federal Reserve is developing a rulemaking regarding the Financial Stability Oversight Council’s (the Council) ability to designate nonbank financial companies as Systemically Important Financial Institutions, and, pursuant to an Executive Order, the Treasury Department released a report on the Council’s designation authority. The Company cannot predict with any degree of certainty what impact, if any, such proposals will have on Aflac's business, financial condition, or results of operations.

Further Information

For further information concerning Aflac U.S. operations, regulation, change of control and dividend restrictions, see the Aflac U.S. Segment subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

Privacy and Cybersecurity

The collection, maintenance, use, protection, disclosure and disposal of individually identifiable data by the Company's businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). For example, in June 2018, California passed a data privacy law, scheduled to become effective January 2020, that requires businesses to provide California consumers rights to access, delete, and restrict certain uses of their personal information. HIPAA also requires that the Company imposes privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations). With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is

Item 1. Business

regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities. The FSA updated its guidelines regarding cybersecurity in October 2018.

Cybersecurity also continues to be an area of evolving focus for U.S. legislation and regulatory activity. In March 2017, new cybersecurity regulation issued by the New York Department of Financial Services (NYDFS) went into effect that requires covered entities, including Aflac New York, to maintain an information security program meeting certain security, data disposal, audit, activity monitoring, and data encryption requirements. In October 2017, the NAIC adopted an Insurance Data Security Model Law that may be adopted in whole or in part by U.S. states in which the Company’s subsidiaries are licensed. Other states have adopted and, the Company expects, will continue to pass legislation and issue regulations related to cybersecurity. The Company anticipates, assesses, and if necessary modifies its information security program to accommodate such changes.

The Company’s Board of Directors has adopted an information security policy directing management to establish and operate an information security program with the goal of ensuring that the Company’s information assets and data, and the data of its customers, are appropriately protected. The Board has delegated oversight of the Company’s information security program to the Audit and Risk Committee. The Company’s senior officers, including its Global Security and Chief Information Security Officer, are responsible for the operation of the information security program and regularly communicate with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, current and evolving threats, and recommendations for changes in the information security program. The information security program also includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. This framework establishes a protocol to report certain incidents to the Global Security and Chief Information Security Officer and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Audit and Risk Committee. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director.

Other Operations
The Company's other operations include the Parent Company, results of reinsurance retrocession activities, and a printing subsidiary. For additional information on the Company's other operations, see the Corporate and Other subsection of MD&A and Note 8 in the Notes to the Consolidated Financial Statements.
Employees
As of December 31, 2018, Aflac Japan had 6,121 employees, Aflac U.S. had 4,712 employees, and the Company's other operations had 557 employees.

Item 1. Business

Executive Officers of the Registrant

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990	67

Koji Ariyoshi	Executive Vice President, Director of Sales and Marketing, Aflac Japan, since 2012	65

Max K. Broden	Senior Vice President and Treasurer, Aflac Incorporated, since 2017; Senior Portfolio Manager, Norges Bank, from 2007 until 2017	40

Frederick J. Crawford	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2015; Executive Vice President, Chief Financial Officer, CNO Financial Group from 2012 until 2015; Executive Vice President, Head of Investment and Corporate Development, Lincoln Financial Group from 2010 until 2012	55

J. Todd Daniels	Executive Vice President and Principal Financial Officer, Aflac Japan, since 2018; Executive Vice President, Global Chief Risk Officer and Chief Actuary, Aflac, from 2016 until 2018; Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac, from 2015 until 2016; Senior Vice President, Deputy Corporate Actuary and Global Chief Risk Officer, Aflac, from 2014 until 2015; Senior Vice President, Deputy Corporate Actuary, Aflac, from 2012 until 2014; Vice President, Financial Planning and Analysis, Aflac, from 2011 until 2012	48

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, from 2011 until 2015	52

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; President, Aflac Asset Management LLC, since 2017; First Senior Vice President, Global Chief Investment Officer, Aflac, from 2011 until 2012	58

Masatoshi Koide	President and Chief Operating Officer, Aflac Japan since 2017; Deputy President, Aflac Japan from 2016 until 2017; Executive Vice President, Aflac Japan from 2015 until 2016; First Senior Vice President, Aflac Japan from 2013 until 2015; Senior Vice President, Aflac Japan from 2012 until 2013	58

Charles D. Lake, II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	57

Albert A. Riggieri	Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac, since 2018; Senior Vice President, Corporate Actuary, Aflac, from 2016 until 2018; Group Chief Actuary, Unum Group, until 2016	63

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Corporate Services, Aflac Incorporated, from 2008 until 2014	54

Teresa L. White	President, Aflac U.S., since 2014; Executive Vice President, Chief Operating Officer, Aflac, from 2013 until 2014; Executive Vice President, Chief Service Officer, Aflac, from 2012 until 2013; Executive Vice President, Chief Administrative Officer, Aflac, from 2008 until 2013	52

Richard L. Williams Jr.	Executive Vice President and Chief Distribution Officer, Aflac since 2017; Senior Vice President and General Manager, Stop Loss, Unum, U.S. in 2017; Senior Vice President, Growth Markets, Colonial Life and Accident Insurance Company from 2013 until 2017	47
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

In recent years, global capital markets have been severely impacted by several major events. The financial crisis that began in the latter part of 2008 saw dramatic declines in investment values and weak economic conditions as the global financial system came under extreme pressure. Although U.S. markets began recovering in late 2009 and 2010, Europe continued to struggle under a severely weakened banking system and investor concerns with sovereign debt levels. Following a period of unprecedented intervention by governments and central banks, including the U.S. Federal Reserve and European Central Bank (ECB), financial conditions improved from the dire conditions of the global financial crisis, global recession, and European debt crisis. More recently, global markets have experienced bouts of volatility due to uncertainty surrounding a British exit from the European Union, Japan’s continued recovery amidst assorted policy changes, volatility in global commodity prices including oil, divergent monetary policies in the United States versus many other developed economies, heightened concerns surrounding the Chinese economy and increasing protectionism in U.S. foreign trade policy. While capital and market conditions have been generally favorable in the last year, volatility increased in the fourth quarter and the prospect for increased volatility remains.

A recent shift in the global trading policies by the U.S. and subsequent trade conflict with China has raised concerns about a slowdown of the Chinese economy. In addition, the U.S. and Japan are engaged in discussions regarding changes to tariffs and trade agreements. While it is not expected that the Company's products would be directly impacted by tariff, any resulting economic downturn could adversely affect the Company.

Activity by the government of North Korea in 2018 was the subject of increasing focus for a number of other governments, including those of the United States and Japan. Although hostile rhetoric has decreased, such North Korean activity and related geopolitical risk could have a significant impact on financial market conditions across the world. Under certain circumstances, government actions taken in response to the North Korean situation could have a material impact on the Company's Japan and U.S. operations and financial performance, including the indirect impact of potentially severe and prolonged capital market volatility and disruption.

As the Company holds a significant amount of fixed maturity securities issued by borrowers located in many different parts of the world, including a large portion issued by banks and financial institutions, sovereigns, and other corporate borrowers in the United States and Europe, its financial results are directly influenced by global financial markets. A retrenchment of the recent strength of the capital markets could adversely affect the Company's financial condition, including its capital position and overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by increases in interest rates or credit spreads, defaults in payment of principal or interest, or credit rating downgrades.

Following the election of Shinzo Abe as Prime Minister of Japan in December 2012, the new administration adopted a new set of financial measures to stimulate the Japanese economy, including imposing negative interest rates on excess bank reserves. In December 2014 and October 2017 snap-elections, the ruling Liberal Democratic Party (LDP) won decisive victories further strengthening Mr. Abe's ability to continue with economic reforms and address key policy challenges. In September 2018, Mr. Abe won reelection to another three-year term as president of the LDP. Most recently, the Bank of Japan (BoJ) signaled to hold its policy rate at zero and to continue yield curve control to maintain a targeted

Item 1A. Risk Factors

yield on the 10-year Japan Government Bond (JGB). Prime Minister Abe’s election victories may result in the continuation of current monetary policy, but there can be no guarantee that this is the case.

Japan is the largest market for the Company's products, and the Company owns substantial holdings in JGBs. Government actions to stimulate the economy affect the value of the Company's existing holdings, its reinvestment rate on new investments in JGBs or other yen-denominated assets, and consumer behavior relative to the Company's suite of products. The additional government debt from fiscal stimulus actions could adversely impact the Japan sovereign credit profile, which could in turn lead to volatility in Japanese capital and currency markets.

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

The Company needs liquidity to pay its operating expenses, dividends on its common stock, interest on its debt, and liabilities. For a further description of the Company's liquidity needs, including maturing indebtedness, see the Capital Resources and Liquidity section of MD&A in this report. In the event the Company's current resources do not meet its needs, the Company may need to seek additional financing. The Company's access to additional funding will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and its credit rating.

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

Broad economic factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of the Company's business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as Aflac that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead the Company's customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage, which could adversely affect the Company's premium revenue, results of operations and financial condition. The Company is unable to predict the course of the global financial markets or the recurrence, duration or severity of disruptions in such markets.

The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity.
The Company has substantial investment portfolios that support its policy liabilities. Low levels of interest rates on investments experienced in Japan and the United States over the last decade have reduced the level of investment income earned by the Company. The Company's overall level of investment income will be negatively impacted in a persistent low-interest-rate environment. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time the Company's products were priced and the related reserving assumptions were established. A sustained decline in interest rates could hinder the Company's ability to earn the returns assumed in the pricing and the reserving for its products at the time they were sold and issued. Due to low interest rates, the Company's ability to earn the returns it expects may also influence the Company's ability to develop and price attractive new products and could impact its overall

Item 1A. Risk Factors

sales levels. The Company's first sector products are more interest rate sensitive than third sector products. As discussed in Item 1. Business, beginning in 2013, Aflac Japan began to curtail sales of first sector savings-type products due to persistent low interest rates in Japan. The continuing negative interest rate imposed by the BoJ on excess bank reserves could continue to have a negative impact on the distribution and pricing of these products.
A rise in interest rates could improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. However, an increase in the differential of short-term U.S. and Japan interest rates would increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. The Company’s floating rate investments typically bear interest based on the London Interbank Offered Rate (LIBOR). Regulatory and industry initiatives to eliminate LIBOR as an interest rate benchmark may create uncertainty in the valuation of LIBOR-based loans, as well as for other LIBOR-based derivatives and assets. This may adversely impact both pricing and liquidity in such instruments. The Company is unable to predict with certainty how LIBOR elimination may impact markets, pricing, liquidity and other factors or the Company's activities.
Changes in interest rates impact unrealized gains and losses of fixed income securities in the Company's investment portfolio; however, they do not have a direct impact on the related valuation of the corresponding liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk of future increases in interest rates because an increasing proportion of the Company's investment portfolio includes investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates could decrease the fair value of the Company's debt securities. Some of the insurance products that Aflac sells in the United States and Japan provide cash surrender values. A rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. This situation is commonly referred to as disintermediation risk. The Company generally invests its assets to match the duration and cash flow characteristics of its policy liabilities, and therefore would not expect to realize most of these gains or losses, however, the Company's risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company's control will reduce the effectiveness of this strategy. These events or economic conditions could either cause the Company to dispose of some or all of these investments prior to their maturity, or increase the risk that the issuers of these securities may default or may require impairment, which could result in the Company having to recognize such gains or losses.
Rising interest rates also negatively impact the SMR since unrealized losses on the available-for-sale investment portfolio factor into the ratio. For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's earnings and corresponding dividends and capital deployment.
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
The Company's operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 70% of the Company's total revenues for both 2018 and 2017, compared with 71% in 2016. The Japanese operations accounted for 84% of the Company's total assets at December 31, 2018, compared with 83% at December 31, 2017.

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

Item 1A. Risk Factors

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

As indicated in the Item 1, Business, the Company has determined that the unhedged U.S. dollar-denominated investment portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. However, the unhedged U.S. dollar-denominated investment portfolio at the same time creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital and earnings, which may adversely impact Aflac Japan’s ability to pay dividends to the Parent Company. The overall investment strategy in Aflac Japan is guided primarily by the objective of securing the long-term financial strength of Aflac Japan and funding of yen liabilities. As a result, the Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the stressed economic surplus in Aflac Japan. However, there can be no assurance that this strategy will be successful.

Furthermore, for regulatory accounting purposes, there are certain requirements for realizing impairments that could be triggered by changes in the rate of exchange between the yen and U.S. dollar and could negatively impact Aflac Japan's earnings and the corresponding dividends and capital deployment.

Additionally, the Company is exposed to currency risk when yen cash flows are converted into U.S. dollars, resulting in an increase or decrease in the Company's U.S. dollar-denominated cash flows and earnings when exchange gains or losses, respectively, are realized. This primarily occurs when the Company dividends funds from Aflac Japan to the Parent Company, but it also has an impact when cash in the form of yen is converted to U.S. dollars for investment into U.S. dollar-denominated assets. The exchange rates prevailing at the time of dividend payment may differ from the exchange rates prevailing at the time the yen profits were earned. In 2018, the Parent Company entered into forward contracts to

Item 1A. Risk Factors

accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. If the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

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

Prior to the onset of the financial crisis of 2008, the Company was focused on investing cash flows in JGBs, which had relatively low yields, and utilizing private placement and perpetual securities to gain additional yield, extend the duration of the investment portfolio, and maintain yen exposure. Given call activity with respect to certain of the Company's legacy private placement investments, the Company has added a modest amount of yen-denominated private placements to its investment portfolio in recent periods. The investment in private placements carries risk associated with illiquidity, which is managed and monitored by the Company.

Starting in 2012, Aflac Japan augmented its investment strategy to include U.S. dollar-denominated investments, some of which could then be hedged back to yen. Initially this program focused on public investment-grade bonds but has evolved over time to include U.S. dollar-denominated investment-grade commercial mortgage loans, infrastructure debt, as well as other loan types, high yield bonds and U.S. equity securities. The Company plans to continue adding other instruments denominated in U.S. dollars, including floating rate investments, to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that the Company has added, and anticipates continuing to add, have less liquidity than investment-grade corporate bonds. These strategies will continue to increase the Company's exposure to U.S. interest rates, credit spreads and other risks. The Company has increased foreign exchange risk exposure as the comprehensive hedging program may not always correlate to the underlying U.S. dollar-denominated assets, thereby increasing earnings volatility. These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

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

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company’s foreign exchange derivatives are typically shorter-dated than the underlying U.S. dollar-denominated investments being hedged, which creates roll-over risks within the hedging program that could increase the cost of such derivatives. If the Company reduces the notional amount of foreign exchange derivatives prior to the maturity of the hedged U.S. dollar-denominated investments, the foreign exchange gains or losses on the U.S. dollar-denominated investments remain economically unrealized. These gains or losses are only economically realized, or monetized, through sale, maturity or redemption of the investments and concurrent conversion to yen. However, the Company may not realize the benefit of offsetting adverse cash settlements on hedging derivatives with cash receipts on the U.S. dollar-denominated investments if the currency exchange rates move in an adverse direction before the investments are converted to yen, or if the investments are never converted to yen. As an example of the latter, if the Company’s actual insurance risk experience in Japan is as expected or more favorable than expected, the need for yen to pay expenses and claims would correspondingly remain at or below expected levels, thereby diminishing operational requirements to convert U.S. dollar-denominated investments to yen. Since 2012, the cumulative net cash settlements on derivatives hedging currency exposure of Aflac Japan’s U.S. dollar-denominated investments were an outflow of $3.9 billion as of December 31, 2018. These outflows or cumulative net negative settlements are associated with foreign exchange derivatives on existing U.S. dollar-denominated investments and hedged investments that have since been sold, matured or redeemed and may or may have not been converted to yen. Furthermore, the settlements include instances where the initial foreign exchange derivative notional amounts were reduced prior to the maturity of the hedged

Item 1A. Risk Factors

investments. The settlement of the foreign exchange derivatives is reported in the investing activities section of the Company’s consolidated statements of cash flows in the line item “Settlement of derivatives, net.”

For more information regarding unhedged U.S. dollar-denominated securities, see the risk factor above entitled, “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate.” For more information regarding Aflac Japan's U.S. dollar-denominated investments and hedging activities, see the Hedging Activities subsection within the Item 7. MD&A section in this report, and for more information regarding foreign currency risk, see the Currency Risk subsection within the Item 7A. Quantitative and Qualitative Disclosures about Market Risk section in this report.

U.S. tax audit risk related to conversion of the Japan branch to a subsidiary could adversely impact the Company's financial position.

The conversion of the Japan branch to a legal subsidiary, which the Company executed in the second quarter of 2018, was a complex, tax-free transaction that is conditioned on the continued validity of a private letter ruling the Company received from the Internal Revenue Service (IRS). Notwithstanding the receipt of the private letter ruling, the IRS could determine that the Japan branch conversion should be treated as a taxable transaction. For example, the IRS could conclude that the representations, assumptions and covenants on which the private letter ruling is based are untrue, not accurate, or have not been fulfilled. If the IRS made such a conclusion, the Company could incur significant U.S. federal income tax liabilities or litigation costs to defend the tax-free treatment of the transaction outlined by the private letter ruling. Such liabilities or costs could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Generally, lower mortality decreases the profitability of third sector products in Japan, as more policyholders will survive into ages where they have a higher rate of claim incidence. This assumption can impact pricing and reserving.  For instance, Japan FSA periodically requires updates to their Standard mortality tables for FSA reserves. An update to the Standard mortality tables was performed in April 2018 applicable to all business issued after that date. For business that is inforce prior to the update, the change in mortality table would not have an impact. For new issues, the updated mortality tables would be included in our reserve assumptions, and slow the emergence of FSA earnings for third sector products and therefore will have an impact on pricing returns. The Company adjusts pricing assumptions as new products are developed to adjust for these mortality assumptions.

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

Item 1A. Risk Factors

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

The Company has made significant investments in the Aflac brand over a long period of time. Because insurance products are intangible, the Company's ability to compete for and maintain policyholders relies to a large extent on consumer trust in the Company's business. The perception of unfavorable business practices or financial weakness could create doubt regarding the Company's ability to honor the commitments it has made to its policyholders. Maintaining the Company's stature as a trustworthy insurer and responsible corporate citizen, which helps support the strength of the Company's brand, is critical to the Company's reputation and the failure or perceived failure to do so could adversely affect the Company's brand value, financial condition and results of operations. For example, negative publicity or allegations of unfavorable business practices or poor governance can be rapidly and widely shared over social or traditional media or other means, and could reduce demand for the Company's insurance products, reduce the Company's ability to recruit and retain employees, or lead to greater regulatory scrutiny of the Company's operations.

Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the United States and sales associates and other distribution partners in Japan.

The Company's sales could be adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network. In the United States, competition exists for sales associates and brokers with demonstrated ability. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, including its alliance partner, Japan Post, which in recent periods has accounted for approximately 25% of Aflac Japan's third sector sales. The Company competes with other insurers and financial institutions primarily on the basis of its products, compensation, support services and financial rating. The Company's inability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, could have a material adverse effect on the Company's sales, results of operations and financial condition.

The Company's sales associates and brokers are independent contractors and may sell products of its competitors. If the Company's competitors offer products that are more attractive, or pay higher commissions than the Company does, any or all of these distribution partners may concentrate their efforts on selling the Company's competitors' products instead of the Company's. In addition to the Company's commissioned sales force in the United States, Aflac has expanded its sales leadership team to include a salaried sales force of over 200 market directors and broker sales professionals. The Company's ability to attract and retain top talent in these salaried roles has a material impact on its sales success.

Item 1A. Risk Factors

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

The Company stores confidential policyholder, employee, agent, and other proprietary information on its information technology systems. In addition, the Company depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond the Company's control. Additionally, design flaws may exist in certain systems, processes, software, or configurations that in turn may result in system failure, data corruption, or compromise. Despite the Company's implementation of a variety of security measures to defend against threats incurred on a daily basis, its information technology and other systems, as well as those of third party providers and participants in the Company’s distribution channels, have been and will likely continue to be subject to physical or electronic break-ins, unauthorized tampering, security breaches or other cyber-attacks, that may result in the failure to adequately maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers and prospective customers, or in the misappropriation of the Company's intellectual property or proprietary information.

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

The collection, maintenance, use, protection, disclosure and disposal of individually identifiable data by the Company's businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal GLBA and in the HIPAA. HIPAA also requires that the Company imposes privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations). With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the APPI and guidelines issued by FSA and other governmental authorities.

The Company relies on third parties, and in some cases subcontractors, to provide information technology and data services. It also relies on various parties in its distribution channels including agencies, banks and Japan Post in Japan, as well as sales associates and brokers in the United States, to provide services to prospective and existing customers.

Item 1A. Risk Factors

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

The primary purpose of insurance company regulatory supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the United States and by the FSA and the MOF in Japan. These systems of supervision and regulation cover, among other things:

•	standards of establishing and setting premium rates and the approval thereof

•	standards of minimum capital and reserve requirements and solvency margins, including RBC measures

•	restrictions on, limitations on and required approval of certain transactions between the Company's insurance subsidiaries and their affiliates, including management fee arrangements

•	restrictions on the nature, quality and concentration of investments

Item 1A. Risk Factors

•	restrictions on the types of terms and conditions that the Company can include in the insurance policies offered by its primary insurance operations

•	limitations on the amount of dividends that insurance subsidiaries can pay

•	the existence and licensing status of a company under circumstances where it is not writing new or renewal business

•	certain required methods of accounting

•	reserves for unearned premiums, losses and other purposes

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

Various forms of federal oversight and regulation of insurance were signed into law by the prior U.S. presidential administration. For example, the ACA gave the U.S. federal government direct regulatory authority over the business of health insurance and made significant changes to the U.S. health care insurance marketplace, including the imposition of an individual medical insurance coverage mandate (which has since been repealed effective 2019 by the Tax Act), penalties on certain employers for failing to provide adequate coverage, the creation of health insurance exchanges, and proscriptions regarding coverage and exclusions as well as medical loss ratios. The legislation also includes changes in government reimbursements and tax credits for individuals and employers and alters federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. The United States Congress may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products.

In addition, Dodd-Frank intended to reduce risk of a financial crisis, contains multiple provisions that could impact the Company's business as rules are finalized and implemented. While it is difficult to isolate the impact of Dodd Frank from other government and central bank actions and general market conditions since the financial crisis, the Company believes that the Dodd-Frank Act, in particular bank capital requirements, limits on proprietary trading and derivatives regulation, has affected the value of its holdings in banks and other financial institutions, and impacted pricing, liquidity, and the Company's general ability to conduct financial and capital market transactions. Dodd Frank is expansive in scope and, among other things, requires the adoption of extensive regulations and numerous regulating decisions, many of which have been adopted. The presidential administration in the United States and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. The Company cannot predict with any degree of certainty the ultimate effects (if any) that Dodd Frank, or subsequent implementation of regulations and decisions, will have on its U.S. business, financial condition, or results of operations.

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

Item 1A. Risk Factors

The Tax Act was signed into law on December 22, 2017. Among other things, effective January 1, 2018 the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35% to 21%, eliminated or reduced certain deductions and credits, and limited the deductibility of interest expense and executive compensation.

The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan has the effect of subjecting the earnings of Aflac Japan to Japan taxation and subjecting the Company’s other earnings, including the consolidated earnings of the Parent Company, to U.S. taxation.

These changes became effective on January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded a net deferred tax liability reduction of $1.9 billion benefit in 2017. During the fourth quarter of 2018, the Company recorded an immaterial adjustment to the provisional amount of deferred tax liabilities (DTLs) related to the Japan tax computation and no valuation allowance adjustment related to anticipatory foreign tax credit asset, rendering final values for the Company's deferred tax liability. The impact of the Tax Act, including the preliminary estimate for the change in tax rate that was recorded during the fourth quarter of 2017, adjustments booked during the fourth quarter of 2018 which rendered final values related to the tax rate, and the Company's combined U.S. and Japanese effective income tax rate, may be adjusted in future periods, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, tax guidance that may be issued and actions the Company make take as a result of the Tax Act. Without limiting the foregoing, additional forthcoming guidance from the U.S. Department of the Treasury and/or the U.S. IRS related to the Tax Act could significantly impact the level of valuation allowance respecting the amount of foreign tax credits claimed by the Company with regard to the operations of Aflac Japan.

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

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities and loan receivables in the Company's investment portfolio may reduce the Company's earnings and capital position.
The Company is subject to the risk that the issuers and/or guarantors of fixed maturity securities and loan receivables the Company owns may default on principal or interest. A significant portion of the Company's portfolio represents an unsecured obligation of the issuer, including some that may be subordinated to other debt in the issuer’s capital structure. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay the Company's holdings. This can include changes in the global economy, the company's assets, strategy, or management, shifts in the dynamics of the industries in which they compete, their access to additional funding, and the overall health of the credit markets. Factors unique to the Company's securities including contractual protections such as financial covenants or relative position in the issuer's capital structure also influence the value of the Company's holdings.

Most of the Company's investments carry a rating by one or more of the NRSROs. Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of the Company's portfolio. The Company employs a team of credit analysts to monitor the creditworthiness of the issuers in its portfolio. Any credit-related declines in the fair value of positions held in the Company's portfolio believed to be not temporary in nature will negatively impact the Company's net income and capital position through impairment and other credit related losses. These losses would also affect the Company's solvency ratios in the United States and Japan. Aflac Japan has certain regulatory accounting requirements for realizing impairments that could be triggered by credit-related losses, which may be different from U.S. GAAP and statutory requirements. These impairment losses could negatively impact Aflac Japan's earnings, and the corresponding dividends and capital deployment.

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

Item 1A. Risk Factors

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

In addition to the Company's exposure to the underlying fundamental credit strength of the issuers of its fixed maturity securities and the underlying risk of default, the Company is also exposed to the general movement in credit market spreads. A widening of credit spreads could reduce the value of the Company's existing portfolio, create unrealized losses on its investment portfolio, and reduce the Company's adjusted capital position which is used in determining the SMR in Japan. This widening of credit spreads could, however, increase the net investment income on new credit investments. Conversely, a tightening of credit spreads could increase the value of the Company's existing portfolio and create unrealized gains on its investment portfolio. This tightening of credit spreads could also reduce the net investment income available to the Company on new credit investments. Increased market volatility also makes it difficult to value certain of the Company's investment holdings (see the Critical Accounting Estimates section in Item 7, Management's Discussion and Analysis, of this Form 10-K).

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

The Company uses derivative instruments to mitigate various risks associated with its investment portfolio, notes payable, and subsidiary dividends. The Company enters into a variety of agreements involving assorted instruments including foreign currency forward contracts; foreign currency options; foreign currency swaps; and interest rate swaptions. The Company's use of derivatives results in financial exposure to derivative counterparties. If the Company's counterparties fail or refuse to honor their obligations under derivative instruments, the Company's hedges of the risks will be ineffective, and the Company's financial condition and results of operations could be adversely affected.

The Company engages in derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. The Company mitigates the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of Aflac’s financial strength rating. The actual amount of payments that the Company could be required to make, depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade. If the Company is required to post collateral to support derivative contracts and/or pay cash to settle the contracts at maturity, the Company's liquidity could be strained. In addition, the Company's cleared swaps result in counterparty exposure to clearing brokers and central clearinghouses; while this exposure is mitigated in part by clearinghouse and clearing broker capital and regulation, no assurance can be provided that these counterparties will fulfill their obligations. The Company also has exposure to counterparties to securities lending transactions in the event they fail to return loaned securities. The Company is also exposed to the risk that there may be a decline in value of securities posted as collateral for securities lending programs or a decline in value of investments made with cash posted as collateral for such programs.

Further, the Company has agreements with various financial institutions for the distribution of its insurance products. For example, at December 31, 2018, the Company had agreements with 371 banks to market Aflac's products in Japan. Sales through these banks represented 4.6% of Aflac Japan's new annualized premium sales in 2018. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.
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

Item 1A. Risk Factors

The determination of the amount of impairments taken on the Company's investments is based on significant valuation judgments and could materially impact its results of operations or financial position.
An investment in a fixed maturity security is impaired if the fair value falls below book value. The Company regularly reviews its entire investment portfolio for declines in value. The majority of the Company's investments are evaluated for other-than-temporary impairment using the Company's debt impairment model.
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
For the Company's fixed maturity securities reported in the available-for-sale portfolio, the Company reports the investments at fair value in the statement of financial condition and records any unrealized gain or loss in the value of the asset in accumulated other comprehensive income. For the Company's held-to-maturity securities portfolio, the Company reports the investments at amortized cost. Under the debt impairment model, the determination of whether an impairment in value is other than temporary is based largely on the Company's evaluation of the issuer's creditworthiness. The Company must apply considerable judgment in determining the likelihood of the security recovering in value while the Company owns it. Factors that may influence this include the Company's assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. The Company also verifies whether it has the intent to sell or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. If the Company determines it is unlikely to recover the book value of the instrument prior to disposal of the security, the Company will reduce the carrying value of the security to its fair value and recognize any associated impairment loss in the Company's consolidated statement of earnings or other comprehensive income, depending on the nature of the loss.
For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates, credit-related losses, or changes in foreign exchange, negatively impacting Aflac Japan's earnings and corresponding dividend and capital deployment.
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
The Parent Company is a holding company and has no direct operations, and its most significant assets are the stock of its subsidiaries. Because the Parent Company conducts its operations through its operating subsidiaries, the Parent Company depends on those entities for dividends and other payments to generate the funds necessary to meet its debt service and other obligations, to pay dividends on and conduct repurchases of its common stock, and to make investments into its subsidiaries or external investment opportunities.
Aflac is domiciled in Nebraska and is subject to insurance regulations that impose certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. After the Japan branch conversion, the Nebraska insurance department and the FSA approved their respective domiciled insurance company service arrangements and transactions. The FSA does not allow dividends or other payments from Aflac Japan unless it meets certain financial criteria as governed by Japanese corporate law. Under these criteria, dividend capacity at the Japan subsidiary will be defined as retained earnings plus other capital reserve less net after-tax net unrealized losses on available-for-sale securities.
The ability of Aflac and Aflac Japan to pay dividends or make other payments to the Parent Company could also be constrained by the Company's dependency on financial strength ratings from independent rating agencies. The Company's ratings from these agencies depend to a large extent on Aflac's capitalization level. Any inability of Aflac to pay

Item 1A. Risk Factors

dividends or make other payments to the Parent Company could have a material adverse effect on the Company's financial condition and results of operations.
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

On September 16, 2015, S&P downgraded their credit rating of Japan’s sovereign debt. Following this action, they also downgraded several other foreign insurers, including Aflac. Although Aflac is a U.S.-based insurer, Aflac's significant operations in Japan and corresponding regulation by the Japanese FSA, combined with its significant exposure to JGBs as outlined above, resulted in S&P downgrading the financial strength rating of Aflac's core insurance operations to A+ and its senior debt rating to A-, both with a stable outlook. While S&P made no further downgrades to Aflac's ratings between 2016 and 2018, they have stated in the past that a downgrade of Japan's sovereign rating could lead to a downgrade of Aflac's financial strength rating. As a matter of policy, S&P rarely rates insurance companies above the sovereign long-term rating of the country of domicile because during times of stress, the sovereign’s regulatory and supervisory powers may restrict an insurer’s or financial system’s flexibility.

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

Item 1A. Risk Factors

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

Item 1A. Risk Factors

For details on the concentrations within the Company's investment portfolios, see the Analysis of Financial Condition section of Item 7, MD&A, and the Credit Risk section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K.

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

Elimination of LIBOR as an interest rate benchmark may create uncertainty in valuation of loans, derivatives and other assets where valuation and interest rates are based on LIBOR, and may create uncertainty in the pricing of such assets in markets for their sale and disposition.

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

Additionally, the Company's business operations may be adversely affected by such catastrophic events to the extent they disrupt the Company's physical infrastructure and systems that support its businesses and customers. Although the Company has a global crisis management framework to minimize the business disruption from a catastrophic event, such framework may not be effective to avoid an adverse impact to the Company from such an event.

Item 1A. Risk Factors

Changes in accounting standards issued by the Financial Accounting Standard Boards (FASB) or other standard-setting bodies may adversely affect the Company's financial statements.
The Company's financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. The impact of accounting pronouncements that have been issued but not yet implemented and are applicable to the Company is disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The pronouncements expected to have the most significant impact on the Company's financial position or results of operations are outlined below.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this update require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for credit losses in order to reflect the amount expected to be collected on the financial asset(s). The Company currently expects loans and loan receivables and held-to-maturity fixed maturity securities to be the asset classes most significantly impacted upon adoption of the guidance. The amendments are effective for fiscal years beginning after December 15, 2019.
Additionally, in August 2018 the FASB issued ASU 2018-12, Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts. The amendments in this update will significantly change how insurers account for long-duration contracts. Among the issues addressed in the amendments is the requirement to review and, if there is a change, update assumptions for liability for future policy benefits at least annually, and to update the discount rate assumption quarterly. The frequency of the reviews and updates varies according to the assumptions but will be at least annually in all cases. The Company anticipates that the requirement to review and update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes, and controls, while the requirement to update the discount rate will have a significant impact on the other comprehensive income component of its equity. The amendments are effective for fiscal years beginning after December 15, 2020.

The accounting treatment that the Company applies to its consolidated financial statements will change due to new standards and could have a material adverse effect on the Company's results of operations and financial condition. For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in this report.
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

The Company faces risks related to litigation, regulatory investigations and inquiry and other matters.

The Company is a defendant in various lawsuits considered to be in the normal course of business. The final results of any litigation cannot be predicted with certainty, and plaintiffs may seek very large amounts in class actions or other litigation. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows. However, a substantial legal liability or a significant federal, state or other regulatory action against us, as well as regulatory inquiries or investigations, could harm our reputation, result in changes in operations, result in material fines or penalties, result in significant costs due to legal fees, settlements or judgments against the Company, or otherwise have a material adverse effect on our business, financial condition and results of operations. Without limiting the foregoing, the litigation and regulatory matters we are, have been, or may become, subject to include matters related to sales agent recruiting, policy sales practices, claim payments and procedures including denial or delay of benefits, material misstatements or omissions in our financial reports or other public statements, and/or corporate governance, corporate culture or business ethics matters. Further, the Company may be subject to claims of or litigation regarding sexual or other forms of harassment, or discrimination on the basis of race, color, national origin, religion, gender, or other bases, notwithstanding that our Code of Business Conduct and Ethics prohibits such harassment and discrimination by our employees, we have ongoing training programs and provide opportunities to report claims of noncompliant conduct, and

Item 1A. Risk Factors

we investigate and may take disciplinary action regarding alleged harassment or discrimination. Any violations of or deviation from laws, regulations, internal or external codes or standards of normative behavior, or perceptions of such violations or deviations, by our employees or by independent sales agents could adversely impact the Company's reputation and brand value, financial condition and results of operations.

Allegations or determinations of agent misclassification could adversely affect the Company’s results of operations, financial condition and liquidity.

A majority of our U.S. sales force is, and has historically been, comprised of independent agents. While we believe that we have properly classified such agents as independent contractors, we may be subject to claims, regulatory action by state or federal departments of labor or tax authorities or litigation asserting that such agents are employees. The laws and regulations governing the classification of workers in the United States may be changed or interpreted differently compared to past interpretations, including in states where the Company generates significant sales through independent agents. An allegation or determination that independent agents in the Company’s U.S. sales force have been misclassified as independent contractors could result in changes in the Company’s operations and U.S. business model, result in material fines or penalties, result in significant costs due to legal fees, settlements or judgments against the Company, or otherwise have a material adverse effect on our business, results of operation, financial condition and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In the United States, Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. Aflac leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance). Aflac leases office space in New York that houses the Company's Global Investment division. Aflac leases administrative office space in Georgia, South Carolina, New York, Nebraska, and in 39 additional states throughout the United States, as well as Washington, D.C. and Puerto Rico.
In Tokyo, Japan, Aflac has three primary campuses. The first campus includes a building, owned by Aflac, for the customer call center, the claims department, information technology departments, and training facility. It also includes a leased property, which houses Aflac Japan's policy administration and customer service departments. The second campus comprises leased space, which serves as Aflac Japan's headquarters and houses administrative and investment support functions. The third campus comprises leased space for the information technology departments. Aflac also leases additional office space in Tokyo, along with regional offices located throughout the country.

ITEM 3. LEGAL PROCEEDINGS

On December 14, 2017, three former independent sales contractors filed a shareholders derivative complaint in the U.S. District Court for the Southern District of New York naming the Parent Company as nominal defendant and the Parent Company’s Chairman and Chief Executive Officer, several of its directors, and a former officer and director as defendants. The complaint alleges breaches of fiduciary duty, misstatements and omissions in the Company’s public disclosures, and insider trading. The Company’s Board of Directors had previously established a special litigation committee (SLC) in July 2017 to investigate certain allegations underlying the derivative action. The SLC issued a report of its investigation in September 2017 and another report in February 2018, each of which determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. An amended complaint was filed on January 31, 2018. On February 12, 2018, this litigation was transferred to the U.S. District Court for the Middle District of Georgia. The SLC issued a third report of its investigation in May 2018 regarding certain additional allegations raised in the amended complaint, in which the SLC also determined that it was not in the best interests of the Company to pursue the action demanded by the shareholders. On August 31, 2018, the District Court granted the Company's motion and the amended complaint was dismissed. The plaintiffs have appealed the dismissal to the United States Court of Appeals for the Eleventh Circuit. The Company believes the outcome of this litigation will not have a material adverse effect on its financial position, results of operation or cash flows.

Item 3. Legal Proceedings

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

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information

Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Aflac Incorporated's stock is also listed on the Tokyo Stock Exchange under designator 8686.

Stock Split

On February 13, 2018, the Board of Directors of the Parent Company declared a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend payable on March 16, 2018 to shareholders of record at the close of business on March 2, 2018. The stock split was payable in the form of one additional common stock share for every share of common stock held. All equity and share-based data, including the number of shares outstanding and per share amounts, have been adjusted to reflect the stock split for all periods presented in this Annual Report on Form 10-K.

Holders

As of February 12, 2019, there were 86,621 holders of record of the Company's common stock.

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

Performance Graphic Index
December 31,

	2013	2014	2015	2016	2017	2018
Aflac Incorporated	100.00	93.72	94.20	112.20	144.74	153.73
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Life & Health Insurance	100.00	101.95	95.51	119.26	138.85	110.01
Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
During the year ended December 31, 2018, we repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,370,284		$44.31	2,370,284	95,626,488
February 1 - February 28	2,349,600		44.70	2,349,600	93,276,888
March 1 - March 31	1,937,161		44.49	1,920,400	91,356,488
April 1 - April 30	2,082,500		44.62	2,082,500	89,273,988
May 1 - May 31	2,558,472		45.17	2,542,900	86,731,088
June 1 - June 30	2,175,100		44.99	2,175,100	84,555,988
July 1 - July 31	2,008,123		43.52	1,994,900	82,561,088
August 1 - August 31	2,358,317		46.64	2,352,500	80,208,588
September 1 - September 30	2,668,990		47.20	2,654,401	77,554,187
October 1 - October 31	2,817,600		44.78	2,817,600	74,736,587
November 1 - November 30	2,337,607		44.44	2,336,400	72,400,187
December 1 - December 31	3,382,043		44.03	3,352,300	69,047,887
Total	29,045,797	(1)	$44.93	28,948,885	69,047,887
(1)During the year ended December 31, 2018, 96,912 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

As of December 31, 2018, a remaining balance of 69.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its Board of Directors.

Item 6. Selected Financial Data

ITEM 6.     SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2018	2017	2016	2015	2014
Revenues:
Net premiums, principally supplemental health insurance	$18,677	$18,531	$19,225	$17,570	$19,072
Net investment income	3,442	3,220	3,278	3,135	3,319
Realized investment gains (losses)	(430)	(151)	(14)	106	282
Other income	69	67	70	61	55
Total revenues	21,758	21,667	22,559	20,872	22,728
Benefits and expenses:
Benefits and claims, net	12,000	12,181	12,919	11,746	12,937
Expenses	5,775	5,468	5,573	5,264	5,300
Total benefits and expenses	17,775	17,649	18,492	17,010	18,237
Pretax earnings	3,983	4,018	4,067	3,862	4,491
Income taxes	1,063	(586)	1,408	1,329	1,540
Net earnings	$2,920	$4,604	$2,659	$2,533	$2,951
Share and Per-Share Amounts
Net earnings (basic)	$3.79	$5.81	$3.23	$2.94	$3.27
Net earnings (diluted)	3.77	5.77	3.21	2.92	3.25
Cash dividends paid	1.04	.87	.83	.79	.75
Cash dividends declared	1.04	.87	.83	.79	.75
Weighted-average common shares used for basic EPS (In thousands)	769,588	792,042	822,942	861,307	902,408
Weighted-average common shares used for diluted EPS (In thousands)	774,650	797,861	827,841	866,344	907,999
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	111.00	113.00	116.49	120.61	120.55
Weighted-average yen/dollar exchange rate (yen)	110.39	112.16	108.70	120.99	105.46
Prior-year amounts have been adjusted for the two-for-one stock split of the Company’s common stock in March 2018.

Item 6. Selected Financial Data

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2018	2017	2016	2015	2014
Assets:
Investments and cash	$126,243	$123,659	$116,361	$105,897	$107,341
Other	14,163	13,558	13,458	12,359	12,386
Total assets	$140,406	$137,217	$129,819	$118,256	$119,727
Liabilities and shareholders’ equity:
Policy liabilities	$103,188	$99,147	$93,726	$87,631	$83,933
Income taxes	4,020	4,745	5,387	4,340	5,293
Notes payable	5,778	5,289	5,360	4,971	5,242
Other liabilities	3,958	3,438	4,864	3,606	6,912
Shareholders’ equity	23,462	24,598	20,482	17,708	18,347
Total liabilities and shareholders’ equity	$140,406	$137,217	$129,819	$118,256	$119,727
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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	limited availability of acceptable yen-denominated investments

•	U.S. tax audit risk related to conversion of the Japan branch to a subsidiary

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	competitive environment and ability to anticipate and respond to market trends

•	ability to protect the Aflac brand and the Company's reputation

•	ability to attract and retain qualified sales associates, brokers, employees, and distribution partners

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	tax rates applicable to the Company may change

•	defaults and credit downgrades of investments

•	decline in creditworthiness of other financial institutions

•	significant valuation judgments in determination of amount of impairments taken on the Company's investments

•	subsidiaries' ability to pay dividends to the Parent Company

•	decreases in the Company's financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of the Company's investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•
catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events

•	changes in accounting standards

•	increased expenses and reduced profitability resulting from changes in assumptions for pension and other postretirement benefit plans

•	level and outcome of litigation

•	allegations or determinations of worker misclassification in the United States

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MD&A OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-year period ended December 31, 2018. As a result, the following discussion should be read in conjunction with the related consolidated financial statements and notes. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS

Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate(1). The spot yen/dollar exchange rate at December 31, 2018 was 111.00, or 1.8% stronger than the spot yen/dollar exchange rate of 113.00 at December 31, 2017. The weighted-average yen/dollar exchange rate for the year ended December 31, 2018 was 110.39, or 1.6% stronger than the weighted-average yen/dollar exchange rate of 112.16 for the same period in 2017.

Total revenues increased .4% to $21.8 billion in 2018, compared with $21.7 billion in 2017. Net earnings in 2018 were $2.9 billion, or $3.77 per diluted share, compared with $4.6 billion, or $5.77 per diluted share, in 2017. In 2017, net earnings and net earnings per diluted share included the impact of the estimated $1.9 billion, or $2.42 per diluted share, benefit as a result of the U.S. Tax Act. In the fourth quarter of 2018, the Company recorded an immaterial adjustment to the provisional Japan deferred tax balances and no valuation allowance adjustment related to anticipatory foreign tax credit asset, rendering final values for the Company's deferred tax liability.

Results for 2018 included pretax net realized investment losses of $430 million, compared with net realized investment losses of $151 million in 2017. Net investment losses in 2018 included $81 million of other-than-temporary impairment losses and changes in loan loss reserves and $234 million in net losses from derivatives and foreign currency gains or losses. Effective January 1, 2018 upon the adoption of new accounting guidance, changes in fair value of equity securities are recorded in earnings as a component of realized investment gains and losses. The Company reported net losses on equity securities of $131 million in 2018.

(1) Yen/ U.S dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In October 2018, the Parent Company issued $550 million of senior notes and 53.4 billion yen of senior notes through public debt offerings under its U.S. shelf registration statement. In November 2018, the Parent Company used the net proceeds of the $550 million senior notes to redeem the Parent Company's 2.40% senior notes due in 2020. For further information regarding these transactions, see Note 9 of the Notes to the Consolidated Financial Statements and the Capital Resources and Liquidity section of this MD&A.

On February 13, 2018, the Board of Directors of the Parent Company declared a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend payable on March 16, 2018 to shareholders of record at the close of business on March 2, 2018. The stock split was paid in the form of one additional common stock share for every share of common stock held. All equity and share-based data, including the number of shares outstanding and per share amounts, have been adjusted to reflect the stock split for all periods presented in this Annual Report on Form 10-K.

The Company repurchased 28.9 million shares of its common stock in the open market for $1.3 billion under its share repurchase program in 2018, compared with the repurchase of 35.5 million shares for $1.35 billion in 2017.

Strategic Alliance with Japan Post Holdings

On December 19, 2018, the Parent Company and Aflac Japan entered into the Basic Agreement with Japan Post Holdings. Pursuant to the terms of the Basic Agreement, Japan Post Holdings agreed to form a capital relationship with the Parent Company, and Japan Post Holdings and Aflac Japan agreed to reconfirm existing initiatives regarding cancer insurance and to consider new joint initiatives, including leveraging digital technology in various processes, cooperation in new product development to promote customer-centric business management, cooperation in domestic and/or overseas business expansion and joint investment in third party entities and cooperation regarding asset management.

Pursuant to the terms of the Shareholders Agreement a voting trust established and funded by Japan Post Holdings (Trust) will use commercially reasonable efforts to acquire, through open market or private block purchases, ownership of approximately 7% of the outstanding shares of the Parent Company’s outstanding common stock within a year after the Trust begins acquiring such stock. The Trust has agreed not to own more than 10% of the Parent Company’s outstanding shares for a period expiring on the earlier of four years after the Trust acquires 7% of such shares, five years after it acquires 5% of such shares, or ten years after the Trust begins acquiring the Parent Company’s stock. After expiration of such period, the Trust has agreed not to own more than the greater of 10% of the Parent Company’s outstanding shares or such shares representing 22.5% of the voting rights in the Parent Company.

In light of the fact that the shares acquired by the Trust, like all Aflac Incorporated common shares, will be eligible for 10-for-1 voting rights after being held for 48 consecutive months, the Shareholders Agreement further provides for voting restrictions that effectively limit the trustee’s voting rights to no more than 20% of the voting rights in the Parent Company and further restrict the trustee’s voting rights with respect to certain change in control transactions. Japan Post Holdings will not have a Board seat on the Parent Company’s Board of Directors and will not have rights to control, manage or intervene in the management of the Parent Company.

This strategic investment is subject to certain regulatory approvals in Japan and the U.S. The Company anticipates that regulatory approvals will be received in the second half of 2019.

The foregoing summary is subject to and qualified in its entirety by reference to the full text of the Basic Agreement and Letter Agreement, including the forms of Trust Agreement and Shareholders Agreement attached to the Letter Agreement, copies of which are included as Exhibits 10.47 and 10.48 hereto and the terms of which are incorporated herein by reference.

As of December 31, 2018, the Trust owned no shares of the Parent Company’s outstanding stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac's results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management's analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 81% of its liabilities are reported as of December 31, 2018, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Investments and Derivatives

Aflac's investments, primarily consisting of debt and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, the Company determines the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities within the Company's investment portfolio, a third party pricing vendor has developed valuation models that the Company utilizes to determine fair values. For the remaining privately issued securities, the Company uses non-binding price quotes from outside brokers.

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

The Company's derivative activities include foreign currency forwards and options used in hedging foreign exchange risk and interest rate swaps and options on interest rate swaps (or interest rate swaptions) used in hedging interest rate risk on U.S. dollar-denominated securities in Aflac Japan's portfolio; foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen; foreign currency swaps associated with certain senior notes and subordinated debentures; and foreign currency and credit default swaps in variable interest entities (VIEs) that are consolidated. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility.

See Notes 1, 3, 4 and 5 of the Notes to the Consolidated Financial Statements for additional information.

Deferred Policy Acquisition Costs and Policy Liabilities

Insurance premiums for most of the Company's health and life policies, including cancer, accident, hospital, critical illness, dental, vision, term life, whole life, long-term care and disability, are recognized as revenue over the premium-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

paying periods of the contracts when due from policyholders. When revenues are reported, the related amounts of benefits and expenses are charged against such revenues, so that profits are recognized in proportion to premium revenues during the period the policies are expected to remain in force. This association is accomplished by means of annual additions to the liability for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

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

Policy Liabilities

The following table provides details of policy liabilities by segment and in total as of December 31.
Policy Liabilities

(In millions)	2018	2017
Japan segment:
Future policy benefits	$77,812	$73,661
Unpaid policy claims	2,857	2,692
Other policy liabilities	12,122	12,779
Total Japan policy liabilities	$92,791	$89,132
U.S. segment:
Future policy benefits	$9,137	$8,806
Unpaid policy claims	1,727	1,700
Other policy liabilities	117	119
Total U.S. policy liabilities	$10,981	$10,625
Consolidated:
Future policy benefits	$86,368	$81,857
Unpaid policy claims	4,584	4,392
Other policy liabilities	12,236	12,898
Total consolidated policy liabilities(1)	$103,188	$99,147
(1) The sum of the Japan and U.S. segments exceeds the total due to reinsurance and retrocession activity.

The Company's policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 84% and 4% of total policy liabilities as of December 31, 2018, respectively.

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

As a part of its established financial reporting and accounting practices and controls, the Company performs detailed annual actuarial reviews of its policyholder liabilities (gross premium valuation, GPV, analysis) and reflects the results of those reviews in its results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, the Company's annual review in 2016 indicated that it needed to strengthen the liability associated with a block of care policies, primarily due to low investment yields. The Company strengthened its future policy benefits liability by $52 million in 2016 as a result of this review. Results of the Company’s annual review in 2018 and 2017 concluded that no further strengthening was required for these liabilities. For Aflac U.S., the Company's annual reviews in 2018, 2017 and 2016 indicated no need to strengthen liabilities associated with policies in the United States. In the U.S. and Japan, investment assumptions were reviewed in 2017 and the Company adopted expected forward rates in its GPV yield projections. In addition, in Japan, assets were allocated to blocks of business to align with yield and duration requirements of the businesses.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.
Future Policy Benefits

(In millions of dollars and billions of yen)	2018	2017	2016
Aflac U.S.	$9,137	$8,806	$8,442
Growth rate	3.8%	4.3%	4.4%
Aflac Japan	$77,812	$73,661	$68,291
Growth rate	5.6%	7.9%	9.7%
Consolidated	$86,368	$81,857	$76,106
Growth rate	5.5%	7.6%	9.2%
Yen/dollar exchange rate (end of period)	111.00	113.00	116.49
Aflac Japan (in yen)	8,637	8,324	7,955
Growth rate	3.8%	4.6%	6.0%

The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of the Company's in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, the Company considers many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. The Company monitors these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, the Company does not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2018, to changes in severity and frequency of claims.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$25	$50	$75	$101
Increase by 1%	(24)	0	25	50	75
Unchanged	(49)	(25)	0	25	50
Decrease by 1%	(73)	(49)	(25)	0	25
Decrease by 2%	(97)	(73)	(49)	(24)	0

Other policy liabilities, which accounted for 12% of total policy liabilities as of December 31, 2018, consisted primarily of annuity and unearned premium reserves, and discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 29% and 34% of the December 31, 2018 and 2017 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

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

The Tax Act also transitions international corporate taxation from a worldwide system to a modified territorial system, which in light of the current tax treatment of Aflac Japan has the effect of subjecting the earnings of Aflac Japan to Japan taxation and subjecting the Company’s other earnings, including the consolidated earnings of the Parent Company, to U.S. taxation.

These changes became effective on January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded, as its reasonable estimate, a net deferred tax liability reduction of $1.9 billion as of that date. While the Company believes that this estimate was reasonable, it is relying upon guidance provided by SEC Staff Accounting Bulletin No. 118 (SAB 118) that provided a measurement period of up to one year from the enactment date of December 22, 2017, in order to complete the accounting for the effects of the Tax Act. This estimate was subject to new and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

changing regulations, interpretations and tax guidance in the future, as well as further refinement of the Company’s calculations and changes in the interpretations and assumptions that the Company had made. In the fourth quarter of 2018, the Company recorded an immaterial adjustment to the provisional Japan deferred tax balances and no valuation allowance adjustment related to anticipatory foreign tax credit asset, rendering final values for the Company's deferred tax liability.

For additional information on income tax, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report.

Future Adoption of Accounting Standard for Long-Duration Insurance Contracts

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-12, “Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts.” The update, which is expected to significantly change how insurers account for long-duration contracts, amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update assumptions for the liability for future policy benefits at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application of the amendments is permitted, however, the Company does not expect to early adopt the updated standard.

The Company is thoroughly evaluating the impact of adoption of ASU 2018-12 and expects that the adoption will have a significant impact on the Company’s reported financial position, results of operations, and disclosures under U.S. GAAP accounting. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, while the requirement to update the discount rate will have a significant impact on its accumulated other comprehensive income (AOCI) and equity. There are two permitted transition methods upon adoption, full retrospective and modified retrospective. Under the full retrospective method, the Company would restate all historical periods based upon actual historical experience as of contract inception and its updated view of the contractual cash flow projections at transition. A cumulative catch-up adjustment to opening retained earnings would be recognized to reflect the actual experience and updated projections. The update of the discount rate would be recognized in AOCI. The Company will be permitted to apply a full retrospective transition approach if actual historical information is available for all contracts that will be affected by the new guidance. Under the modified retrospective method, the opening reserve balance at the transition date, January 1, 2019, would generally be the same as the closing balance before transition, updated for changes in the discount rate.

The Company expects that under either transition method, the impact to its reported financial statements under U.S. GAAP will be greatly influenced by the nature of the Company’s business model. Adoption of the new guidance under either method will reflect the Company’s concentration in Japan third-sector business, in particular cancer insurance, with respect to which the duration of liabilities is materially longer than asset durations. Depending on the transition method chosen upon adoption, the impact of a low discount rate applied to long-duration third sector liabilities is recognized at adoption, while associated favorable morbidity margins are recognized over time thus driving a pronounced timing impact to U.S. GAAP equity. In addition, with respect to the Japan segment, the Company maintains a large portfolio of assets designated as held-to-maturity (HTM) as a strategy to reduce capital (solvency margin ratio or SMR) volatility. In a low interest rate environment, such as presently exists in Japan, assets designated as HTM that were purchased in a higher interest rate environment have significant embedded gains not reflected in AOCI, which serves as an economic offset to a low discount rate applied to policy liabilities. At December 31, 2018, the Company’s HTM portfolio was $30.3 billion at amortized cost and had $6.5 billion in net unrealized gains. After adoption of the new guidance, the Company also expects net earnings and net earnings per share (which were $2.9 billion and $3.77 per diluted share, respectively, in 2018) to reflect larger quarterly fluctuations due to the new requirement to update assumptions for liability for future policy benefits.

As an example of the potential impact of the new guidance, and for illustrative purposes only, under the modified retrospective method and in a low interest rate environment, the Company would expect AOCI (which was $2.2 billion at December 31, 2018) to significantly decline upon adoption and to thereafter reflect larger quarterly fluctuations due to the new requirement to quarterly adjust discount rates. Conversely, in a higher interest rate environment, and again assuming adoption of the modified retrospective method for illustrative purposes, the Company would expect AOCI to decline less or even increase (depending on the specifics of the interest rate environment), as well as to reflect quarterly fluctuations. Under the full retrospective method, the Company would expect lesser declines or increases in total equity upon adoption

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

compared to the modified retrospective method due to the potential offsetting effect from updating experience and cash flow projections

The ultimate impact on these items from the Company’s implementation of the updated standard is subject to assessments that are dependent on many variables, including but not limited to (i) the transition method selected by the Company, which the Company continues to evaluate, (ii) how certain aspects of the new standard will be interpreted and implemented by the Company and other similar companies, such as (but not limited to) amortization of deferred acquisition costs, as well as establishment of policies, processes and controls for setting, monitoring and periodically updating reserve assumptions, and (iii) changes in the interest rate environment in the US and Japan.

The Company is in the early stages of reviewing transition methods and has only begun to assess the full impact of adoption; as such, the Company expects to provide periodic updates on its continuing assessment. However, the Company expects that while the adoption of this new accounting guidance will affect the Company’s financial statements under U.S. GAAP, it will not impact financial statements for Aflac Japan under FSA requirements or for Aflac U.S. under applicable statutory requirements. Therefore, the Company does not expect adoption of the updated standard to impact its subsidiaries’ dividend capacity or their ability to meet applicable regulatory capital standards, nor does the Company anticipate adoption to affect its strategies for capital deployment.

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

In 2018, the Company began utilizing the term “adjusted earnings” for the measure formerly referred to as "operating earnings" on both a pretax and after-tax basis, as well as an absolute and per-share basis. This change only pertained to the label of the measure and did not alter its definition or calculation.

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
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions			Per Diluted Share
	2018	2017	2016	2018	2017	2016
Net earnings	$2,920	$4,604	$2,659	$3.77	$5.77	$3.21
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4),(5)	297	0	(87)	.38	.00	(.10)
Other and non-recurring (income) loss	75	69	137.10		.08	.16
Income tax (benefit) expense on items excluded from adjusted earnings	(83)	(24)	(18)	(.11)	(.03)	(.02)
Tax reform adjustment (6)	18	(1,933)	0.02		(2.42)	.00
Adjusted earnings	3,226	2,716	2,691	4.16	3.40	3.25
Current period foreign currency impact (7)	(28)	N/A	N/A	(.04)	N/A	N/A
Adjusted earnings excluding current period foreign currency impact (8)	$3,198	$2,716	$2,691	$4.13	$3.40	$3.25
(1) "Adjusted earnings" was formerly referred to as "operating earnings." Amounts may not foot due to rounding.
(2) Excludes amortized hedge costs of $236 in 2018, $228 in 2017 and $186 in 2016, related to hedging U.S. dollar-denominated investments held in Aflac Japan which are classified as a component of adjusted earnings to conform to current year reporting. See "Hedge Costs" discussion below for further information.
(3) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $36 in 2018, which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) An immaterial amount of net interest cash flows from derivatives associated with certain investment strategies in 2018 have been reclassified from realized investment gains (losses) into net investment income when analyzing operations.
(5) Excludes a gain of $67 in 2018, $77 in 2017 and $85 in 2016, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is classified as an operating gain when analyzing segment operations
(6) The impact of Tax Reform was estimated in 2017, and adjustments were recorded in 2018 for return-to-provision adjustments, various amended returns filed by the Company, and final true-ups of deferred tax liabilities.
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

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include foreign currency forwards and options on certain fixed maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long-term exposure to a weakening yen; foreign currency swaps associated with certain senior notes and subordinated debentures; foreign currency swaps and credit defaults swaps held in consolidated VIEs; interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments; and interest rate swaptions to hedge changes in the fair value associated with interest rate changes for certain dollar-denominated available-for-sale securities. Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also excludes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate from adjusted earnings. Certain derivative and foreign currency gains (losses) exclude amortized hedge costs related to foreign currency exposure management strategies (see Hedge Cost section below), and net interest cash flows from derivatives associated with certain investment strategies and notes payable, all of which are included in adjusted earnings.

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

Other and Non-recurring Items

The United States insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. The system can result in periodic charges to the Company as a result of insolvencies/bankruptcies that occur with other companies in the life insurance industry. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These charges neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance, but result from external situations not controlled by the Company. Based on the underlying nature of these assessments in the United States, effective January 1, 2017, the Company adopted a policy of excluding any charges associated with U.S. guaranty fund assessments and the corresponding tax benefit or expense from adjusted earnings.
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In Japan, the government also requires the insurance industry to contribute to a policyholder protection corporation that provides funds for the policyholders of insolvent insurers; however, these costs are calculated and administered differently than in the United States. In Japan, these costs are not directly related to specific insolvencies or bankruptcies, but are rather a regular operational cost for an insurance company. Based on this structure, the Company does not remove the Japan policyholder protection expenses from adjusted earnings.
Effective January 1, 2017, nonrecurring items also include conversion costs related to legally converting the Company's Japan branch to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs amounted to $75 million in 2018 and $42 million in 2017.

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

Tax Reform Adjustment

Among other changes, the Tax Act reduced the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018. Because changes to tax rates are accounted for in the period of enactment, during the year ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recognized a non-recurring estimated $1.9 billion benefit for the reduction of the net deferred tax liability. In the fourth quarter of 2018, the Company recorded an immaterial adjustment to the provisional Japan deferred tax balances and no valuation allowance adjustment related to anticipatory foreign tax credit asset, rendering final values for the Company's deferred tax liability.

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
Income Taxes
The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 26.7% in 2018, (14.6)% in 2017 and 34.6% in 2016. The reduction in the tax rate for 2017 was primarily due to the $1.9 billion benefit as a result of the Tax Act. The decrease in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 drove the reduction in the effective tax rate for 2018 compared with years prior to 2017. Total income taxes were $1.1 billion in 2018, compared with $(586) million in 2017 and $1.4 billion in 2016. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense. For further information, see Critical Accounting Estimates - Income Taxes above in this MD&A, and Note 10 of the Notes to the Consolidated Financial Statements for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2019 Outlook

The Company’s strategy to drive long-term shareholder value is to pursue growth through product development, distribution expansion and digital advancements to improve the customer experience.

The Company's objectives in 2019 are to maintain strong pre-tax margins in its Aflac Japan and Aflac U.S. segments through disciplined product pricing, stable investment returns and leveraging a period of favorable benefit ratios to invest in its platform for future growth and efficiency. The Company believes that its market-leading position, powerful brand recognition and diverse distribution in Japan and the United States will provide support toward these objectives.

The Company believes that its efforts will support its prudent strategies for capital deployment in the form of dividends, share repurchases, and opportunistic investments that enhance the Company’s business with a focus on digital distribution and leveraging the Company’s brand, distribution and scale. The Company has stated that the dividend payout ratio from its Aflac Japan segment is likely to be in the range of 80% - 100% of FSA earnings. In its Aflac U.S. segment, the Company plans to continue its RBC drawdown plan to an RBC in the 500% range by the end of 2019.

Aflac Japan Segment
In Japan, the Company anticipates that the shift in earned premium from first sector savings products to third sector cancer and medical products and first sector protection products, will continue to result in moderately lower benefit ratios in the Aflac Japan segment. The Company also expects this shift in business mix, plus continued investment in IT and digital advancements, to result in moderately higher expense ratios for Aflac Japan. The Company believes that the Japan segment will face revenue challenges in 2019 due to the run-off and paid-up status of first sector savings products. In addition, net investment income is expected to decline modestly as compared to 2018, due in part to the low rate environment in Japan, de-risking of the portfolio and rolling U.S. dollar hedge positions into higher cost contracts.

Aflac U.S. Segment
The Company expects the profit margins for the Aflac U.S. segment to remain strong, providing a prudent opportunity to reinvest profits back into the U.S. business. The Company believes that in 2019, benefit ratios in the U.S. will continue to trend favorably and that expense ratios will continue to be elevated in light of investments into U.S. platforms in both the individual and group channels. Net investment income is expected to decline modestly, primarily as the result of the Company’s U.S. capital and RBC draw-down plan.

Corporate Segment
The Company expects corporate segment results to benefit from net investment income driven by increased capital and liquidity held at the Parent Company, as well as the Company’s enterprise currency hedging strategy. The anticipated increase in investment income is expected to be partially offset by increased costs associated with continued investment in Aflac Corporate Ventures initiatives.

For important disclosures applicable to statements made in this 2019 Outlook, please see the Risk Factors section and the statement on “Forward-Looking Information” at the beginning of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INSURANCE OPERATIONS
U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. Businesses that are not individually reportable, such as the Parent Company, and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in the "Corporate and other" category. See the Item 1. Business section of this Form 10-K for a summary of each segment's products and distribution channels, and a discussion of the conversion of Aflac Japan from a branch to a subsidiary and the creation of asset management subsidiaries in 2018.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Adjusted Earnings

Changes in Aflac Japan's pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the years ended December 31.
Aflac Japan Summary of Operating Results

(In millions)	2018	2017	2016
Net premium income	$12,762	$12,752	$13,537
Net investment income:
Yen-denominated investment income	1,283	1,294	1,346
U.S. dollar-denominated investment income	1,356	1,169	1,208
Net investment income	2,639	2,463	2,554
Amortized hedge costs related to foreign currency denominated investments	236	228	186
Net investment income, less amortized hedge costs	2,403	2,235	2,368
Other income (loss)	41	41	40
Total adjusted revenues	15,206	15,028	15,945
Benefits and claims, net	8,913	9,087	9,828
Adjusted expenses:
Amortization of deferred policy acquisition costs	710	630	644
Insurance commissions	735	736	787
Insurance and other expenses	1,640	1,521	1,538
Total adjusted expenses	3,085	2,887	2,969
Total benefits and expenses	11,998	11,974	12,797
Pretax adjusted earnings(1)	$3,208	$3,054	$3,148
Weighted-average yen/dollar exchange rate	110.39	112.16	108.70

	In Dollars			In Yen
Percentage change over previous period:	2018	2017	2016	2018	2017	2016
Net premium income	.1%	(5.8)%	12.4%	(1.5)%	(2.7)%	.8%
Net investment income, less amortized hedge costs	7.5	(5.6)	.2	5.5	(2.0)	(10.3)
Total adjusted revenues	1.2	(5.8)	10.4	(.5)	(2.5)	(1.0)
Pretax adjusted earnings(1)	5.0	(3.0)	1.5	3.1	.6	(9.0)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
In yen terms, Aflac Japan's net premium income decreased in 2018, with growth in third sector premium more than offset by an anticipated reduction in first sector premium due to savings products reaching premium paid-up status. Net investment income, net of amortized hedge costs, increased in 2018 largely due to higher income from U.S. dollar-denominated floating rate assets. Pretax adjusted earnings in yen increased, driven by higher net investment income and a favorable third sector benefit ratio.

Annualized premiums in force at December 31, 2018, were 1.53 trillion yen, compared with 1.55 trillion yen in 2017 and 1.61 trillion yen in 2016. The decrease in annualized premiums in force in yen of 1.6% in 2018 and 3.4% in 2017 was driven primarily by limited-pay policies becoming paid-up during the year. The decrease in annualized premiums in force in yen of .7% in 2016 reflects the net effect of sales of new policies combined with limited-pay policies becoming paid-up and the persistency of Aflac Japan’s business. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.8 billion in 2018, $13.7 billion in 2017, and $13.8 billion in 2016.

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

The following table illustrates the effect of translating Aflac Japan's U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had dollar/yen exchange rates remained unchanged from the prior year. Amounts excluding foreign currency impact on U.S. dollar denominated investment income were determined using the average dollar/yen exchange rate for the comparable prior year period.
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)

	Including Foreign Currency Changes			Excluding Foreign Currency Changes(2)
	2018	2017	2016	2018	2017	2016
Net investment income, less amortized hedge costs	5.5%	(2.0)%	(10.3)%	6.4%	(3.6)%	(5.1)%
Total adjusted revenues	(.5)	(2.5)	(1.0)	(.3)	(2.8)	(.1)
Pretax adjusted earnings(1)	3.1	.6	(9.0)	3.7	(.5)	(5.3)
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
(2)Amounts excluding foreign currency impact on U.S. dollar-denominated investment income (a non-U.S. GAAP financial measure) were determined using the average dollar/yen exchange rate for the comparable prior year period.
The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total adjusted revenues:	2018	2017	2016
Benefits and claims, net	58.6%	60.4%	61.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.7	4.2	4.0
Insurance commissions	4.8	4.9	4.9
Insurance and other expenses	10.8	10.1	9.8
Total adjusted expenses	20.3	19.2	18.7
Pretax adjusted earnings(1)	21.1	20.4	19.7
Ratios to total premiums:
Benefits and claims, net	69.9%	71.3%	72.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.6	4.9	4.8
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.

In 2018, the benefit ratio decreased, compared to the prior year, primarily due to the continued change in mix of first and third sector business as first sector products become paid-up, as well as continued favorable third sector claims trends, and higher surrender rates for the cancer products. In 2018, the adjusted expense ratio increased due to lower premium income impacted by first sector products becoming paid-up, higher expenses primarily related to increased system development, outsourcing costs for new products, and DAC amortization due to the increase of surrender for cancer products. In total for 2018, the pretax adjusted profit margin increased, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For 2019, the Company anticipates the Aflac Japan pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) to remain stable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2018	2017	2016	2018	2017	2016
New annualized premium sales	$869	$846	$1,045	95.9	94.9	113.7
Increase (decrease) over prior period	2.7%	(19.0)%	4.8%	1.1%	(16.6)%	(5.9)%

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

	2018	2017	2016
Cancer	65.8%	55.8%	46.6%
Medical	25.0	34.1	26.0
Income support	1.8	2.3	0.0
Ordinary life:
WAYS	.5	.6	11.9
Child endowment	.3	.5	6.4
Other ordinary life (1)	6.1	6.0	6.2
Other	.5	.7	2.9
Total	100.0%	100.0%	100.0%
(1) Includes term and whole life

The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and Income Support insurance products. New annualized premium sales of third sector products on a yen basis increased 1.6% during 2018, compared with 2017. Third sector sales included growth in the new cancer insurance product that was launched in April 2018, however medical sales have declined compared with 2017 as a result of strong sales in 2017 driven by the introduction of the new medical insurance product in the second quarter of 2017. Aflac Japan has been focusing more on promotion of cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio.

Independent corporate agencies and individual agencies contributed 40.1% of total new annualized premium sales for Aflac Japan in 2018, compared with 42.8% in 2017 and 46.7% in 2016. Affiliated corporate agencies, which include Japan Post, contributed 55.3% of total new annualized premium sales in 2018, compared with 52.0% in 2017 and 44.4% in 2016. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. In 2018, Japan Post's sales of cancer insurance constituted approximately 25% of Aflac Japan's third sector sales. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. In 2018, Aflac Japan recruited 85 new sales agencies. At December 31, 2018, Aflac Japan was represented by more than 9,800 sales agencies, with more than 109,000 licensed sales associates employed by those agencies.
At December 31, 2018, Aflac Japan had agreements to sell its products at 371 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 4.6% of new annualized premium sales in 2018 for Aflac Japan, compared with 5.2% in 2017 and 8.9% in 2016.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of JGBs and public and private fixed maturity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments and growth

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

assets, including public equity securities and alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, Aflac Japan has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments, interest rate swaptions to hedge interest rate fluctuations on some U.S. dollar investments, and interest rate swaps to economically hedge interest rate fluctuations in certain variable-rate investments.

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2018	2017
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$3,895	$5,367
Other fixed maturity securities	1,981	1,579
Equity securities	221	189
Total yen-denominated	$6,097	$7,135

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$1,299	$466
Infrastructure debt	0	134
Bank loans	346	0
Equity securities	120	158
Other investments:
Transitional real estate loans	3,168	1,063
Commercial mortgage loans	13	48
Middle market loans	839	548
Limited partnerships	314	96
Total dollar-denominated	$6,099	$2,513
Total Aflac Japan purchases	$12,196	$9,648

Aflac Japan purchased $1.2 billion of yen-denominated private placements in 2018, compared with $1.1 billion in 2017.

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

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2018	2017	2016
Total purchases for the period (in millions) (1)	$11,882	$9,552	$10,903
New money yield (1),(2)	3.06%	1.98%	1.40%
Return on average invested assets (3)	2.33	2.31	2.47
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.61%	2.56%	2.62%
(1) Includes fixed maturity securities, loan receivables, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in 2018 was primarily due to increased allocations to higher yielding U.S. dollar-denominated asset classes.

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
Aflac U.S. Summary of Operating Results

(In millions)	2018	2017	2016
Net premium income	$5,708	$5,563	$5,454
Net investment income	727	721	703
Other income	8	5	10
Total adjusted revenues	6,443	6,289	6,167
Benefits and claims	2,887	2,885	2,869
Adjusted expenses:
Amortization of deferred policy acquisition costs	534	502	497
Insurance commissions	585	580	580
Insurance and other expenses	1,152	1,077	1,013
Total adjusted expenses	2,271	2,159	2,090
Total benefits and expenses	5,158	5,044	4,959
Pretax adjusted earnings(1)	$1,285	$1,245	$1,208
Percentage change over previous period:
Net premium income	2.6%	2.0%	2.0%
Net investment income	.8	2.6	3.8
Total adjusted revenues	2.4	2.0	2.2
Pretax adjusted earnings(1)	3.2	3.1	9.7
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.

Net investment income increased in 2018, driven by higher income from floating rate assets partially offset from the drawdown of excess capital in the U.S. segment. Annualized premiums in force increased 3.0% in 2018, 2.6% in 2017 and 2.4% in 2016. Annualized premiums in force at December 31 were $6.2 billion in 2018, compared with $6.1 billion in 2017 and $5.9 billion in 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total adjusted revenues:	2018	2017	2016
Benefits and claims	44.8%	45.9%	46.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.3	8.0	8.1
Insurance commissions	9.1	9.2	9.4
Insurance and other expenses	17.9	17.1	16.4
Total adjusted expenses	35.2	34.3	33.9
Pretax adjusted earnings(1)	19.9	19.8	19.6
Ratios to total premiums:
Benefits and claims	50.6	51.9	52.6
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.4	9.0	9.1
(1) Aflac defines pretax adjusted earnings (a non-U.S. GAAP financial measure) as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.

The benefit ratio decreased in 2018, compared with 2017, due in large part to benefit reserve releases related to slightly elevated lapses of older individual cancer policies in the first and fourth quarters of 2018. The adjusted expense ratio increased slightly in 2018 compared with 2017, primarily due to planned spending increases reflecting elevated investments in the platform. The pretax adjusted profit margin increased slightly in 2018 when compared with 2017, primarily due to lower benefit ratios. In 2019, the Company expects benefit ratios to be slightly lower than 2018 levels, reflecting ongoing changes in business mix, and expects somewhat higher expense ratios reflecting further investments in its U.S. platform. Net investment income is expected to decline modestly, primarily the result of the Company’s U.S. capital and RBC drawdown plan. (Note that all of these ratios-to-revenue reflect reduced net investment income due to the Company's planned drawdown of excess capital to lower RBC ratios. See the Capital Resources and Liquidity section of this MD&A for further discussion of the planned reduction of RBC.)

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2018	2017	2016
New annualized premium sales	$1,601	$1,552	$1,482
Increase (decrease) over prior period	3.2%	4.7%	(.3)%

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2018	2017	2016
Accident	29.2%	29.4%	29.5%
Short-term disability	22.7	22.9	23.5
Critical care (1)	22.1	22.8	22.1
Hospital indemnity	15.8	14.8	14.8
Dental/vision	4.7	5.1	5.0
Life	5.5	5.0	5.1
Total	100.0%	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, increased 2.4%, short-term disability sales increased 1.8%, critical care insurance sales (including cancer insurance) decreased .1%, and hospital indemnity insurance sales increased 10.4% in 2018, compared with 2017.

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
In 2018, the Aflac U.S. sales forces included an average of more than 8,500 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

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

U.S. Regulatory Environment

Healthcare Reform Legislation

The Affordable Care Act (ACA), federal health care legislation, was intended to give Americans of all ages and income levels access to comprehensive major medical health insurance and gave the U.S. federal government direct regulatory authority over the business of health insurance. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. The ACA included major changes to the U.S. health care insurance marketplace. Among other changes, the ACA included an individual medical insurance coverage mandate (which has since been repealed effective 2019 by the Tax Act), provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2022. The ACA also included changes in government reimbursements and tax credits for individuals and employers and altered federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. The United States Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products. Further, certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain.

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

The Tax Act changes became effective on January 1, 2018. However, because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded a net deferred tax liability reduction of $1.9 billion as of that date. In the fourth quarter of 2018, the Company recorded an immaterial adjustment to the provisional Japan deferred tax balances and no valuation allowance adjustment related to anticipatory foreign tax credit asset, rendering final values for the Company's deferred tax liability. For information on the effects of the Tax Act during the period ended December 31, 2018, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report. For information on the conversion of Aflac Japan from a branch to a subsidiary, see General Business under Item 1, Business, in this report.

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

The following table details the investment purchases for Aflac U.S. as of December 31.

(In millions)	2018	2017
Fixed maturity securities:
Other fixed maturity securities	$1,068	$836
Infrastructure debt	97	60
Equity securities	76	56
Other investments:
Transitional real estate loans	610	249
Commercial mortgage loans	163	34
Middle market loans	141	199
Limited partnerships	44	16
Total Aflac U.S. Purchases	$2,199	$1,450

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

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2018	2017	2016
Total purchases for period (in millions) (1)	$2,155	$1,434	$1,144
New money yield (1), (2)	4.55%	4.49%	3.89%
Return on average invested assets (3)	5.16	5.07	5.04
Portfolio book yield, end of period (1)	5.55%	5.52%	5.60%
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The increase in the Aflac U.S. new money yield in 2018 was primarily due to increased allocations to higher yielding floating rate assets.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of MD&A for more information regarding the sector concentrations of the Company's investments.

CORPORATE AND OTHER

Total revenue for corporate and other increased to $339 million in 2018, compared with $272 million in 2017 and $277 million in 2016. This increase in 2018 was primarily driven by an increase in net investment income. The increase in net investment income to $113 million in 2018, compared with $35 million in 2017, was driven by a $36 million pretax contribution from the Company’s corporate yen hedging program and increased income from over $600 million of invested assets transferred as part of the drawdown of excess capital in the U.S. segment beginning in the fourth quarter of 2017.

Corporate adjusted expenses consist primarily of personnel compensation, benefits, reinsurance retrocession benefits expense, and facilities expenses. Corporate expenses were $478 million in 2018, compared with $486 million in 2017, and $516 million in 2016. The decline in adjusted expenses in 2018 was considered insignificant. The decline in adjusted expenses from 2016 to 2017 was driven in large part by fluctuations in retrocession activity, which results in corresponding declines in total premiums.

Pretax adjusted earnings for corporate and other were a loss of $139 million in 2018, compared with a loss of $214 million in 2017 and a loss of $239 million in 2016. The improvement in pretax adjusted earnings in 2018 was driven primarily by the increase in net investment income as previously described.
ANALYSIS OF FINANCIAL CONDITION
The Company's financial condition has remained strong in the functional currencies of its operations. The yen/dollar exchange rate at the end of each period is used to translate yen-denominated balance sheet items to U.S. dollars for reporting purposes.
Investments

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table details investments by segment as of December 31.
Investment Securities by Segment

	Aflac Japan		Aflac U.S.
(In millions)	2018	2017	2018	2017
Available for sale, fixed maturity securities, at fair value (1)	$69,409	$69,338	$12,132	$13,606
Held to maturity, fixed maturity securities, at amortized cost	30,318	31,430	0	0
Equity securities (1)	806	868	137	92
Other investments:
Transitional real estate loans	3,621	986	756	249
Commercial mortgage loans	763	767	301	141
Middle market loans	1,144	527	334	332
Policy loans	219	198	13	12
Short-term investments	0	57	141	0
Other	333	98	63	31
Total other investments	6,080	2,633	1,608	765
Total investments	106,613	104,269	13,877	14,463
Cash and cash equivalents	1,779	636	641	1,011
Total investments and cash (2)	$108,392	$104,905	$14,518	$15,474
(1) Includes perpetual securities
(2)Excludes investments and cash held by the Parent Company and other business segments of $3,333 in 2018 and $3,280 in 2017.

Cash and cash equivalents totaled $4.3 billion, or 3.4% of total investments and cash, as of December 31, 2018, compared with $3.5 billion, or 2.8%, at December 31, 2017. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The distributions of debt securities the Company owns, by credit rating, as of December 31 were as follows:
Composition of Securities Portfolio by Credit Rating

	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	.9%	1.0%	.9%
AA	3.9	4.0	3.9	4.0
A	67.9	69.9	65.8	66.9
BBB	23.2	21.6	24.0	23.3
BB or lower	4.0	3.6	5.3	4.9
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2018, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2018.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	B	$143	$75	$(68)
AXA	BBB	293	242	(51)
Autostrade Per Litalia Spa	BBB	180	150	(30)
Baker Hughes Inc.	A	122	94	(28)
Kommunal Landspensjonskasse (KLP)	BBB	135	113	(22)
Abbvie Inc.	BBB	177	156	(21)
Transocean Inc.	CCC	72	52	(20)
Commonwealth Bank of Australia	BBB	185	166	(19)
Time Warner Cable Inc.	AA	118	99	(19)
United Technologies Corporation	BBB	209	192	(17)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Below-Investment-Grade Investments

	December 31, 2018
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$383	$383	$372	$(11)
Republic of South Africa	360	360	372	12
KLM Royal Dutch Airlines	270	199	224	25
Navient Corp.	210	114	119	5
Republic of Tunisia	189	111	127	16
Telecom Italia SpA	180	180	208	28
Barclays Bank PLC	180	111	147	36
Transnet	135	135	135	0
Diamond Offshore Drilling Inc.	124	143	75	(68)
IKB Deutsche Industriebank AG	117	50	94	44
Arconic Inc.	100	84	92	8
Noble Holdings International Ltd.	92	57	57	0
EMC Corp.	80	80	68	(12)
Generalitat de Catalunya	72	26	64	38
Teck Resources Ltd.	70	76	67	(9)
Teva Pharmaceuticals	68	66	58	(8)
Transocean Inc.	68	72	52	(20)
Petrobras International Finance Company	65	65	63	(2)
National Gas Co. Trinidad and Tobago	52	50	50	0
CF Industries Inc.	50	49	47	(2)
Other Issuers (below $50 million in par value)	232	222	214	(8)
Subtotal (1)	3,097	2,633	2,705	72
Senior secured bank loans	1,093	1,108	1,061	(47)
High yield corporate bonds	519	513	487	(26)
Middle market loans, net of reserves (2)	1,497	1,478	1,475	(3)
Grand Total	$6,206	$5,732	$5,728	$(4)
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

In January 2019, PG&E Corporation (PG&E) and its operating subsidiary, Pacific Gas & Electric Company (PG&E Utility) filed for Chapter 11 bankruptcy in the Northern District of California. At December 31, 2018, debt of the PG&E utility was rated investment grade and the Company's net exposure was $126 million (amortized cost), all of which was issued by PG&E utility. Subsequently, the rating on this exposure migrated to below investment grade.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Oil and Gas Exposure

The following tables show the breakout of our exposure to the oil and gas industry as of December 31.

	2018
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Gains	Losses	Value
Securities available for sale, carried at fair value:
Fixed maturities:
Independent exploration and production	$813	$72	$36	$849
Integrated energy	426	19	30	415
Midstream	1,059	91	38	1,112
Oil field services	725	9	154	580
Refiners	346	4	20	330
Government owned - energy related	855	167	6	1,016
Natural gas utilities	472	49	6	515
Total securities available for sale	4,696	411	290	4,817
Securities held to maturity, carried at amortized cost:
Fixed maturities:
Integrated energy	234	5	0	239
Government owned - energy related	270	0	8	262
Natural gas utilities	360	34	0	394
Total securities held to maturity	864	39	8	895
Equity Securities:
Independent exploration and production	2	0	0	2
Integrated energy	8	0	0	8
Oil field services	1	0	0	1
Refiners	4	0	0	4
Total equity securities	15	0	0	15
Total securities	$5,575	$450	$298	$5,727

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

The following table details investment securities by type of issuance as of December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Securities by Type of Issuance

	2018		2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities (1)	$83,482	$93,255	$81,454	$93,025
Equity securities (1)	936	936	831	1,006
Total publicly issued	84,418	94,191	82,285	94,031
Privately issued securities: (2)
Fixed maturity securities (1)	23,692	26,362	25,108	29,360
Equity securities (1)	51	51	15	17
Total privately issued	23,743	26,413	25,123	29,377
Total investment securities	$108,161	$120,604	$107,408	$123,408
(1) Includes perpetual securities
(2) Includes Rule 144A securities

The Company held $1,202 million and $1,789 million of perpetual securities at fair value ($1,201 million and $1,462 million at amortized cost) as of December 31, 2018 and 2017, respectively. The perpetual securities the Company holds were largely issued by banks that are systemically important to the financial markets of the sovereign country of domicile of the issuer. Generally, the Company believes regulatory changes made in the banking industry following the Global Financial Crisis and the European Sovereign Crisis, including increased capital and liquidity requirements and a reduction of business risk, have improved overall bank creditworthiness. However, bank capital securities may be subject to varying bail-in/resolution regimes in their home countries, which may include conversion or write-down provisions when bank regulators determine that the institution has reached the point of non-viability. Such actions could result in lower cash flows and ratings downgrades of the affected securities, which in turn could result in a reduction of fair value of the securities and increase the Company’s regulatory capital requirements. These factors are an integral part of the Company's credit review process.

The following table details the Company's privately issued investment securities as of December 31.
Privately Issued Securities

(Amortized cost, in millions)	2018	2017
Privately issued securities as a percentage of total investment securities	22.0%	23.4%
Privately issued securities held by Aflac Japan	$20,966	$22,354
Privately issued securities held by Aflac Japan as a percentage of total investment securities	19.4%	20.8%
Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2018	2017
Privately issued reverse-dual currency securities	$5,120	$5,669
Publicly issued collateral structured as reverse-dual currency securities	1,657	1,390
Total reverse-dual currency securities	$6,777	$7,059
Reverse-dual currency securities as a percentage of total investment securities	6.3%	6.6%
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

Hedging Activities

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. Derivative hedges are designed to reduce risk on an economic basis while minimizing the impact on financial results. The Company’s derivative hedge programs vary depending on the type of risk being hedged.

Foreign Currency Exchange Rate Risk Hedge Program
The Company has deployed the following hedging strategies to mitigate exposure to foreign currency exchange rate risk:

1.	Aflac Japan hedges U.S. dollar-denominated investments back to yen (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

2.
Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

3.
The Parent Company designates yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and designates certain foreign currency forwards and options as derivative hedges of the Company’s net investment in Aflac Japan (see Parent Company’s Foreign Currency Hedge Program below).

4.
The Parent Company enters into forward contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by its subsidiary, Aflac Japan, and reducing enterprise-wide hedge costs. (see Parent Company’s Foreign Currency Hedge Program below).

Aflac Japan’s U.S. Dollar-Denominated Hedge Program
Aflac Japan buys U.S. dollar-denominated investments, typically corporate bonds, and hedges them back to yen with foreign currency forwards and options to hedge foreign currency exchange rate risk. This economically creates yen assets that match yen liabilities during the life of the derivative and provides liquidity and capital relief. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan as of December 31.

	2018		2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans) (1)	$17,101	$17,003	$17,972	$19,314
Fixed maturity securities - bank loans (floating rate)	1,296	1,238	1,936	1,865
Fixed maturity securities - economically converted to yen	1,679	2,269	1,650	2,549
Equity securities (1), (2)	177	177	147	173
Other investments:
Transitional real estate loans (floating rate)	3,621	3,625	986	984
Commercial mortgage loans	763	736	767	753
Middle market loans (floating rate)	1,144	1,146	527	530
Alternative investments	333	333	97	97
Total U.S. dollar-denominated investments in Aflac Japan	$26,114	$26,527	$24,082	$26,265
(1) Includes perpetual securities
(2) See Note 1 of the Notes to the Consolidated Financial Statements in Item 8. for the adoption of accounting guidance related to financial instruments effective January 1, 2018.

As of December 31, 2018, Aflac Japan had $9.9 billion outstanding notional amounts of foreign currency forwards and $9.5 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged dollar-denominated portfolio was $14.4 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash settlements of $272 million, $(747) million and $1.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

The following table presents metrics related to Aflac Japan hedge costs as of December 31.

Aflac Japan Hedge Cost Metrics(1)

	2018	2017	2016
FX forward notional at end of period (in billions of dollars)(2)	9.9	9.3	11.8
Weighted average original tenor (in months)(3)	30.4	33.1	20.6
Weighted average remaining tenor (in months)(4)	21.4	27.7	18.5
Annualized amortized hedge costs (in basis points)(5)	241	211	149
Amortized hedge costs for period (in millions of dollars)	(236)	(228)	(186)
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

Parent Company's Foreign Currency Hedge Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.8 billion as of December 31, 2018, with hedging instruments comprised completely of yen-denominated debt, compared with a hedge of $1.8 billion as of December 31, 2017, with hedging instruments comprised of $1.4 billion of yen-denominated debt and $.4 billion of foreign currency forwards and options.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2018, 2017 and 2016, respectively.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that synthetically creates yen assets. Among other objectives, this strategy is intended to reduce the enterprise-wide hedge costs. In 2018, the portion of the enterprise-wide hedge costs reduction contributed by this strategy was $36 million. This activity is reported in the Corporate and other segment. As this program evolves, the Company will continue to evaluate the program’s efficacy, including third-party review.

Interest Rate Risk Hedge Program

To mitigate the risk of investment income volatility, the Company economically hedges interest rate fluctuations for certain variable-rate investments. To manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, the Company also utilizes interest rate swaptions.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate“ and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity." For discussion of the Company’s view on the stressed economic surplus in Aflac Japan, refer to the Investments subsection within Item 1, Business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment for the years ended December 31.

(In millions)	2018	2017	% Change
Aflac Japan	$6,384	$6,150	3.8%	(1)
Aflac U.S.	3,491	3,355	4.1
Total	$9,875	$9,505	3.9%
(1) Aflac Japan’s deferred policy acquisition costs increased 2.0% in yen during the year ended December 31, 2018.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment for the years ended December 31.

(In millions)	2018	2017	% Change
Aflac Japan	$92,791	$89,132	4.1%	(1)
Aflac U.S.	10,981	10,625	3.4
Other	183	138	32.6
Intercompany eliminations (2)	(767)	(748)	2.5
Total	$103,188	$99,147	4.1%
(1) Aflac Japan’s policy liabilities increased 2.3% in yen during the year ended December 31, 2018.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the Company's policy liabilities.

Notes Payable
Notes payable totaled $5.8 billion at December 31, 2018, compared with $5.3 billion at December 31, 2017.

In October 2018, the Parent Company issued $550 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.750% per annum, payable semi-annually, and have a 30-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a United States Treasury security with a maturity comparable to the remaining term of the notes, plus 25 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. In November 2018, the Parent Company used the net proceeds from the October 2018 issuance of senior notes to redeem $550 million of the Parent Company's 2.40% senior notes due in 2020.

In October 2018, the Parent Company issued three series of senior notes totaling 53.4 billion yen through a public debt offering under its U.S. shelf registration statement. The first series, which totaled 29.3 billion yen, bears interest at a fixed rate of 1.159% per annum, payable semi-annually, and has a 12-year maturity. The second series, which totaled 15.2 billion yen, bears interest at a fixed rate of 1.488% per annum, payable semiannually, and has a 15-year maturity. The third series, which totaled 8.9 billion yen, bears interest at a fixed rate of 1.750% per annum, payable semi-annually, and has a 20-year maturity. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

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

As of December 31, 2018, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 15 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.
CAPITAL RESOURCES AND LIQUIDITY
Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the years ended December 31.
Liquidity Provided by Aflac Japan and Aflac U.S. to Parent Company

(In millions)	2018	2017		2016
Dividends declared or paid by Aflac Japan and Aflac U.S.	$1,817	$2,590	(1)	$2,000
Management fees paid by Aflac Japan and Aflac U.S.	204	291		260
(1) Includes securities of $622 at fair value which had a value of $656 at amortized cost

The decline in dividends during 2018 was driven by a change in the dividend regulatory approval process subsequent to the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018. The Company resumed dividend payments from Aflac Japan in the fourth quarter of 2018. Management fees decreased during 2018 compared to prior years due to changes in the administration of intercompany expenses between legal entities subsequent to the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

At the end of September 2018, the Company announced a change in its internal dividend policy which allows the
Company to increase the proportion of regulatory earnings transferred from Aflac U.S. and Aflac Japan to the Parent
Company. The Company intends to maintain higher than historical levels of capital and liquidity at the Parent Company with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar based investments at Aflac Japan and consider whether the amount of such investments should be increased

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Forward-Looking Information,” for a description of factors that could cause actual results to differ materially from those contemplated by the Company in regards to its capital management intentions.

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

As of December 31, 2018, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 9 of the Notes to the Consolidated Financial Statements.

As part of the FHLB financing arrangement as discussed previously in the Analysis of Financial Condition section of this MD&A, Aflac U.S. borrowed and repaid $86 million during 2018.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2018. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. As of December 31, 2018, the Parent Company had $1.0 billion as a capital reserve and an additional $1.0 billion of contingent liquidity in order to mitigate liquidity risk of derivative positions that are reducing enterprise-wide foreign currency exposure. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.

The following table presents the estimated payments by period of the Company's major contractual obligations as of December 31, 2018. The Company translated its yen-denominated obligations using the December 31, 2018, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$86,368		$251,577	$8,980	$17,817	$17,807	$206,973
Unpaid policy claims liability (Note 7)(3)	4,584		4,584	2,950	951	387	296
Other policyholders' funds (Note 7)(3)	7,146		9,920	321	360	581	8,658
Long-term debt – principal (Note 9)	5,765		5,813	0	45	1,275	4,493
Long-term debt – interest (Note 9)	37		2,086	175	327	284	1,300
Cash collateral on loaned securities (Note 3)	1,052		1,052	1,052	0	0	0
Operating service agreements (Note 15)	N/A	(4)	553	165	289	99	0
Operating lease obligations (Note 15)	N/A	(4)	202	63	82	39	18
Capitalized lease obligations (Note 9)	13		13	5	5	2	1
Total contractual obligations	$104,965		$275,800	$13,711	$19,876	$20,474	$221,739
Liabilities for unrecognized tax benefits in the amount of $15 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2018.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with the Company's experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $251,577 exceeds the corresponding liability amount of $86,368. The Company has made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
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

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2018	2017	2016
Operating activities	$6,014	$6,128	$5,987
Investing activities	(3,582)	(5,431)	(3,855)
Financing activities	(1,616)	(2,065)	(1,619)
Exchange effect on cash and cash equivalents	30	0	(4)
Net change in cash and cash equivalents	$846	$(1,368)	$509

Operating Activities

Consolidated cash flow from operations decreased 1.9% in 2018, compared with 2017. The following table summarizes operating cash flows by source for the years ended December 31.

(In millions)	2018	2017	2016
Aflac Japan	$4,916	$4,959	$4,605
Aflac U.S. and other operations	1,098	1,169	1,382
Total	$6,014	$6,128	$5,987

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing Activities

Operating cash flow is primarily used to purchase investments to meet future policy obligations. The following table summarizes investing cash flows by source for the years ended December 31.

(In millions)	2018	2017	2016
Aflac Japan	$(2,938)	$(4,504)	$(3,075)
Aflac U.S. and other operations	(644)	(927)	(780)
Total	$(3,582)	$(5,431)	$(3,855)

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

As part of its overall corporate strategy, the Company announced in September 2018 that it intends to increase its original investment in the Aflac Ventures Fund from $100 million over three years to $250 million over three to four years, as opportunities emerge. These investments are included in equity securities or the other investments line in the consolidated balance sheets. The Aflac Ventures Fund is a subsidiary of Aflac Corporate Ventures which is reported in the "Corporate and other" business segment. The central mission of Aflac Corporate Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $1.6 billion in 2018, $2.1 billion in 2017 and $1.6 billion in 2016.

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

In November 2018, the Parent Company used the net proceeds from the October 2018 issuance of its senior notes to redeem $550 million of the Parent Company's 2.40% senior notes due in 2020.

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

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of December 31, 2018 for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2018.

Cash returned to shareholders through dividends and treasury stock purchases was $2.1 billion in 2018, compared with $2.0 billion in 2017 and $2.1 billion in 2016.

The following tables present a summary of treasury stock activity during the years ended December 31.
Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2018	2017	2016
Treasury stock purchases	$1,301	$1,351	$1,422
Number of shares purchased:
Open market	28,949	35,510	43,236
Other	392	1,018	660
Total shares purchased	29,341	36,528	43,896

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2018	2017	2016
Stock issued from treasury:
Cash financing	$58	$33	$46
Noncash financing	17	59	61
Total stock issued from treasury	$75	$92	$107
Number of shares issued	1,939	2,554	3,704

Under share repurchase authorizations from the Company's board of directors, the Company purchased 28.9 million shares of its common stock in the open market in 2018, compared with 35.5 million shares in 2017 and 43.2 million shares in 2016. As of December 31, 2018, a remaining balance of 69.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase $1.3 billion to $1.7 billion of its common stock in 2019, assuming stable capital conditions and absent compelling alternatives. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2018 of $1.04 per share increased 19.5% over 2017. The 2017 dividend paid of $.87 per share increased 4.8% over 2016. The following table presents the dividend activity for the years ended December 31.

(In millions)	2018	2017	2016
Dividends paid in cash	$793	$661	$658
Dividends through issuance of treasury shares	8	29	27
Total dividends to shareholders	$801	$690	$685

In January 2019, the board of directors announced a 3.8% increase in the quarterly cash dividend, effective with the first quarter of 2019. The first quarter 2019 cash dividend of $.27 per share is payable on March 1, 2019, to shareholders of record at the close of business on February 20, 2019.

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

The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations.

As of December 31, 2018, Aflac's company action level RBC ratio was 560%. The 2018 RBC as filed is lower than Aflac U.S. standalone RBC due to the inclusion of Aflac Japan for the first quarter of 2018. The RBC charge reflects the business risk without any total adjusted capital (TAC). At December 31, 2017, Aflac's company action level RBC ratio was 831%, which included Aflac Japan. Aflac's RBC ratio remains high and reflects a strong capital and surplus position, even reflecting the full negative impact of the U.S. Tax Act, which was fully adopted in 2018. This reduction occurs as a result of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained. As of December 31, 2018, Aflac's total adjusted capital of $2.7 billion exceeded the company action level required capital and surplus of $.5 billion by $2.2 billion.

The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2019 in excess of $1.3 billion would be considered extraordinary and require such approval. Following the Japan branch conversion to a subsidiary, the Company used extraordinary dividends as needed to actively manage to appropriate RBC levels that are lower yet sufficient to maintain ratings and support prudent capital management. See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on the Company's statutory capital and surplus.

The NAIC considers its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework to be ongoing. The SMI has focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. Many of these key issues have been finalized and/or are near completion; however, the NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements as well as RBC. In addition, the NAIC is also considering changes to investment risk factors. Any negative developments by the NAIC in these areas could result in increased capital requirements for the Company.

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA), effective January 1, 2015. Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group. In November 2018, Aflac filed its ORSA report with the Nebraska Department of Insurance.

In addition to limitations and restrictions imposed by U.S. insurance regulators, after the Japan branch conversion on April 1, 2018, the new Japan subsidiary is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as retained earnings excluding capital reserves, which represent equity generated by capital profits that are statutorily required in Japan, less net after-tax unrealized losses on available-for-sale securities based on the previous fiscal year-end. These dividend capacity requirements are generally aligned with the solvency margin ratio (SMR). Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. (See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.)

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

Aflac's SMR ratio remains high and reflects a strong capital and surplus position. As of December 31, 2018, Aflac Japan's SMR was 965%, compared with 1,064% at December 31, 2017. As part of the conversion of Aflac Japan from a

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

branch to a subsidiary on April 1, 2018, the Company experienced an accounting-driven decline in the SMR of approximately 130 points, compared with the SMR as of December 31, 2017. The Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period.

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

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2018	2017	2016
Aflac Japan management fees paid to Parent Company	$136	$93	$79
Expenses allocated to Aflac Japan (in dollars)	24	109	106
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in dollars)	808	1,150	1,286
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in yen)	89.7	129.3	138.5

The decline in dividends during 2018 was driven by a change in the dividend regulatory approval process subsequent to the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018. The Company resumed dividend payments from Aflac Japan in the fourth quarter of 2018. Management fees decreased during 2018 compared to prior years due to changes in the administration of intercompany expenses between legal entities subsequent to the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018. See the preceding Hedging Activities subsection of this MD&A for discussion of Parent Company hedging of yen profit remittances. For additional information on regulatory restrictions on dividends, profit remittances and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements.

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

Aflac Japan

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As discussed above in the Investment subsection of Item 1, Business, the Company engages in hedging activities to mitigate certain currency risks from holding U.S. dollar-denominated investments in Aflac Japan. However, this hedging program in turn poses a countervailing long-term risk of loss on hedging currency derivatives under the long-term scenario of weakening yen, and related derivative rollover risk that could amplify hedge cost in unfavorable market conditions and significantly increase liquidity requirements to support negative derivative settlements. Additionally, as discussed in detail in the Risk Factors section titled “Lack of availability of acceptable yen-denominated investments could adversely affect the Company’s results of operations, financial position or liquidity,” there is a risk that losses realized on derivative settlements during periods of weakening yen may not be recouped through realization of the corresponding holding currency gains on the hedged U.S. dollar-denominated investments if these investments are not ultimately converted to yen. The following table details Aflac Japan's portfolio allocation by currency as of December 31.

Japan Segment Portfolio Allocation by Currency

(In millions)	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
USD program	$24,435	$24,258	$22,432	$23,716
Fixed maturity securities - economically converted to yen	1,679	2,269	1,650	2,549
Total dollar-denominated investments	26,114	26,527	24,082	26,265
Total yen-denominated investments	74,974	86,251	72,369	84,379
Total	$101,088	$112,778	$96,451	$110,644

As of December 31, 2018, Aflac Japan had $9.9 billion outstanding notional amounts of foreign currency forwards and $9.5 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments (USD Program). The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $14.4 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

As noted above, in late 2017, the Company took steps to refine the strategy to mitigate currency exposure of Aflac Japan from U.S. dollar-denominated investments while balancing the consideration of the stressed economic surplus in Aflac Japan. This refinement in strategy resulted in an increased amount of the unhedged U.S. dollar-denominated investments held in Aflac Japan while at the same time mitigating hedge cost increases. Generally, Aflac Japan’s exposure to the currency risk increases when its portfolio of unhedged U.S. dollar-denominated investments increases. This increases the volatility of the SMR and FSA earnings and may result in an adverse impact on these regulatory measures when yen appreciates relatively to U.S. dollar. This in turn may reduce Aflac Japan’s dividend capacity, as well as increase the level of capital needed to support increased SMR volatility. The adverse impact on the regulatory measures could be amplified by regulatory accounting rules requiring impairment loss recognition on prolonged significant declines in U.S. dollar relative to yen. Furthermore, under the scenario where unhedged U.S. dollar-denominated investments are needed to pay Aflac Japan’s yen-denominated obligations, they would have to be converted to yen, which could force realization of the then potential currency losses. As the value of the U.S. dollar-denominated investment portfolio in Aflac Japan fluctuates and the Company’s business model evolves, the Company periodically reevaluates this size of the unhedged portfolio and may accordingly adjust up or down its currency hedging targets.

Aflac Inc.

The Company is exposed to currency risk as an economic event when yen funds are actually converted into U.S. dollars. This occurs when yen-denominated funds are paid as dividends and management fees from Aflac Japan to the Parent Company and with quarterly settlements of its reinsurance retrocession transactions. The exchange rates prevailing at the time of yen payments will differ from the exchange rates prevailing at the time the yen profits were earned. A portion of the yen dividend and management fee payments may be used to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into U.S. dollars.

In addition to yen payments and the reinsurance retrocessions, certain investment activities for Aflac Japan expose the Company to economic currency risk when yen are converted into U.S. dollars. As noted above, the Company invests a portion of its yen cash flows in U.S. dollar-denominated assets. This requires that the Company convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of its U.S. dollar-denominated securities, the Company enters into foreign currency forward and option contracts to hedge the currency risk on the fair value of hedged

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

investments. In 2018, the Parent Company entered into forward contracts to accomplish a dual objective of hedging foreign currency rate risk to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. If the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Dollar Value of Yen-Denominated Assets and Liabilities
at Selected Exchange Rates

(In millions)	2018			2017
Yen/dollar exchange rates	96.00	111.00 (1)	126.00	98.00	113.00(1)	128.00
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturity securities (2)	$55,600	$48,086	$42,362	$51,504	$44,666	$39,433
Fixed maturity securities - consolidated variable interest entities (3)	941	814	717	1,089	944	834
Securities held to maturity:
Fixed maturity securities	35,055	30,318	26,709	36,240	31,430	27,747
Equity securities	742	641	565	126	109	96
Equity securities - consolidated variable interest entities	0	0	0	675	586	517
Cash and cash equivalents	988	855	753	222	193	170
Derivatives	2,712	417	949	1,961	331	528
Other financial instruments	253	219	192	228	198	175
Subtotal	96,291	81,350	72,247	92,045	78,457	69,500
Liabilities:
Notes payable	2,120	1,831	1,615	1,535	1,331	1,175
Derivatives	1,318	387	2,138	516	474	2,177
Subtotal	3,438	2,218	3,753	2,051	1,805	3,352
Net yen-denominated financial instruments	92,853	79,132	68,494	89,994	76,652	66,148
Other yen-denominated assets	10,795	9,336	8,225	9,406	8,157	7,201
Other yen-denominated liabilities	113,994	98,590	86,853	107,761	93,456	82,504
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(10,346)	$(10,122)	$(10,134)	$(8,361)	$(8,647)	$(9,155)
(1) Actual period-end exchange rate
(2) Does not include the U.S. dollar-denominated corporate bonds for which the Company has entered into foreign currency derivatives as discussed in the Aflac Japan Investment subsection of MD&A
(3) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs

The Company is required to consolidate certain VIEs. Some of the consolidated VIEs in Aflac Japan's portfolio use foreign currency swaps to convert foreign denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. Foreign currency swaps exchange an initial principal amount in two currencies, agreeing to re-exchange the currencies at a future date, at an agreed upon exchange rate. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Prior to consolidation, the Company's beneficial interest in these VIEs was a yen-denominated available-for-sale fixed maturity security. Upon consolidation, the original yen-denominated investment was derecognized and the underlying fixed maturity securities and cross-currency swaps were recognized. The combination of a U.S. dollar-denominated investment and cross-currency swap economically creates a yen-denominated investment and has no impact on the Company's net investment hedge position.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's primary interest rate exposure is to the impact of changes in interest rates on the fair value of its investments in debt securities. The Company monitors its investment portfolio on a quarterly basis utilizing a full valuation methodology, measuring price volatility, and sensitivity of the fair values of its investments to interest rate changes on the debt securities the Company owns. For example, if the current duration of a debt security is 10 years, then the fair value of that security will increase by approximately 10% if market interest rates decrease by 100 basis points, assuming all other factors remain constant. Likewise, the fair value of the debt security will decrease by approximately 10% if market interest rates increase by 100 basis points, assuming all other factors remain constant.

The estimated effect of potential increases in interest rates on the fair values of debt securities the Company owns; derivatives, excluding credit default swaps, and notes payable as of December 31 follows:

Sensitivity of Fair Values of Financial Instruments
to Interest Rate Changes

	2018		2017
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt securities:
Fixed maturity securities:
Yen-denominated	$85,622	$73,673	$83,682	$72,146
Dollar-denominated	33,995	31,327	38,703	35,518
Total debt securities	$119,617	$105,000	$122,385	$107,664
Loans and loan receivables(1)	$6,893	$6,834	$2,987	$2,932
Derivatives	$417	$614	$330	$533
Liabilities:
Notes payable(2)	$5,876	$5,415	$5,553	$4,900
Derivatives	387	422	474	293
(1)Includes TREs, CMLs and MMLs, excludes policy loans
(2)Excludes capitalized lease obligations

There are various factors that affect the fair value of the Company's investment in debt securities. Included in those factors are changes in the prevailing interest rate environment, which directly affect the balance of unrealized gains or losses for a given period in relation to a prior period. Decreases in market yields generally improve the fair value of debt securities, while increases in market yields generally have a negative impact on the fair value of the Company's debt securities. However, the Company does not expect to realize a majority of any unrealized gains or losses. For additional information on unrealized losses on debt securities, see Note 3 of the Notes to the Consolidated Financial Statements.

The Company attempts to match the duration of its assets with the duration of its liabilities. The following table presents the approximate duration of Aflac Japan's yen-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2018	2017
Yen-denominated debt securities	16	15
Policy benefits and related expenses to be paid in future years	15	14
Premiums to be received in future years on policies in force	10	10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2018	2017
Dollar-denominated debt securities	9	10
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2018			2017			2016
	U.S.	Japan		U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.69%	1.00%	(1)	3.69%	1.10%	(1)	3.67%	1.38%	(1)
New money yield on investments	4.44	2.94		4.41	1.88		3.81	1.30
Policies in force at year-end:
Required interest on policy reserves	5.34	3.29	(1)	5.43	3.38	(1)	5.51	3.49	(1)
Portfolio book yield, end of period	5.44	2.49		5.44	2.46		5.52	2.52
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products

The Company continues to monitor the spread between its new money yield and the required interest assumption for newly issued products in both the United States and Japan and will re-evaluate those assumptions as necessary. Currently, when investments the Company owns mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

Periodically, the Company may enter into derivative transactions to hedge interest rate risk, depending on general economic conditions.

For further information on interest rate derivatives, see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Credit Risk

A significant portion of the Company's investment portfolio consists of debt securities and loans that expose it to the credit risk of the underlying issuer or borrower. The Company carefully evaluates this risk on every new investment and closely monitors the credit risk of its existing investment portfolio. The Company incorporates the needs of its products and liabilities, the overall requirements of the business, and other factors in addition to its underwriting of the credit risk for each investment in the portfolio.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Investment Concentrations

The Company's 15 largest global investment exposures were as follows:

Largest Global Investment Positions
(In millions)
December 31, 2018

Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
Book Value	Securities	Rating
1	Japan National Government (1)	$51,207	47.78%	A+
2	Bank of America NA	411.38
Bank of America Corp.	231.21	A-
Bank of America Corp.	180.17	BBB+
3	Bank of Tokyo-Mitsubishi UFJ Ltd.	405.38	A-
4	Investcorp SA	383.36	BB
5	Republic of South Africa	360.34	BB+
6	Banobras	333.31	BBB+
7	Nordea Bank AB	302.28
Nordea Bank AB	231.21	A-
Nordea Bank AB	71.07	BBB+
8	AXA	293.27	BBB+
9	Deutsche Telekom AG	291.27	BBB+
10	Japan Expswy Hld and Debt	291.27	A+
11	CFE	287.27	BBB+
12	AT&T Inc.	281.27	BBB
13	Czech Republic	270.25	A+
14	Investor AB	270.25	AA-
15	Petroleos Mexicanos (Pemex)	270.25	BBB+
Subtotal	$55,654	51.93%
Total fixed maturity securities	$107,174	100.00%
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

Geographical Exposure

The following table indicates the geographic exposure of the Company's debt securities as of December 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

	2018		2017
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$55,486	51.8%	$51,983	48.8%
United States and Canada (1)	29,371	27.4	31,052	29.1
United Kingdom	3,038	2.8	2,603	2.4
Germany	2,179	2.0	2,323	2.2
France	2,030	1.9	1,983	1.9
Peripheral Eurozone	2,165	2.0	2,312	2.2
Portugal	215.2		211.2
Italy	1,261	1.2	1,261	1.2
Ireland	29.0		32.0
Spain	660.6		808.8
Nordic Region	1,615	1.6	1,611	1.5
Sweden	779.7		725.7
Norway	378.4		451.4
Denmark	270.3		177.2
Finland	188.2		258.2
Other Europe	2,425	2.3	2,489	2.3
Netherlands	1,206	1.1	1,183	1.1
Switzerland	258.2		307.3
Czech Republic	451.5		442.4
Austria	125.1		123.1
Belgium	178.2		168.1
Poland	180.2		177.2
Luxembourg	27.0		89.1
Asia excluding Japan	2,722	2.5	3,408	3.2
Africa and Middle East	2,018	1.9	2,460	2.3
Latin America	2,153	2.0	2,318	2.2
Australia	1,620	1.5	1,572	1.5
All Others	352.3		448.4
Total fixed maturity securities	$107,174	100.0%	$106,562	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of required deposits at both December 31, 2018 and 2017, respectively, of which 100% had principal and interest insurance at both December 31, 2018 and 2017, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $99 million.

Item 8. Financial Statements and Supplementary Data

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our evaluation under this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018, which is included herein.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules II, III, and IV (collectively, the “consolidated financial statements”), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Atlanta, Georgia
February 25, 2019

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedules II, III, and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Atlanta, Georgia
February 25, 2019

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2018	2017	2016
Revenues:
Net premiums, principally supplemental health insurance	$18,677	$18,531	$19,225
Net investment income	3,442	3,220	3,278
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(81)	(37)	(85)
Other gains (losses) (1)	(349)	(114)	71
Total realized investment gains (losses)	(430)	(151)	(14)
Other income (loss)	69	67	70
Total revenues	21,758	21,667	22,559
Benefits and expenses:
Benefits and claims, net	12,000	12,181	12,919
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,245	1,132	1,141
Insurance commissions	1,320	1,316	1,368
Insurance and other expenses (2)	2,988	2,780	2,796
Interest expense	222	240	268
Total acquisition and operating expenses	5,775	5,468	5,573
Total benefits and expenses	17,775	17,649	18,492
Earnings before income taxes	3,983	4,018	4,067
Income tax expense:
Current	1,379	631	884
Deferred	(316)	(1,217)	524
Income taxes	1,063	(586)	1,408
Net earnings	$2,920	$4,604	$2,659
Net earnings per share:
Basic	$3.79	$5.81	$3.23
Diluted	3.77	5.77	3.21
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	769,588	792,042	822,942
Diluted	774,650	797,861	827,841
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
(2) Includes expense of $13 in 2017 and $137 in 2016 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2018	2017	2016
Net earnings	$2,920	$4,604	$2,659
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	232	286	283
Unrealized gains (losses) on fixed maturity securities: (1)
Unrealized holding gains (losses) on fixed maturity securities during period	(3,155)	1,731	2,852
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	46	2	(53)
Unrealized gains (losses) on derivatives during period	2	1	3
Pension liability adjustment during period	(25)	9	(45)
Total other comprehensive income (loss) before income taxes	(2,900)	2,029	3,040
Income tax expense (benefit) related to items of other comprehensive income (loss)	(797)	631	1,035
Other comprehensive income (loss), net of income taxes	(2,103)	1,398	2,005
Total comprehensive income (loss)	$817	$6,002	$4,664
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions)	2018	2017
Assets:
Investments and cash:
Securities available for sale, at fair value:
Fixed maturity securities (amortized cost $73,007 in 2018 and $70,594 in 2017) (1)	$78,429	$78,804
Fixed maturity securities - consolidated variable interest entities (amortized cost $3,849 in 2018 and $4,538 in 2017) (1)	4,466	5,509
Securities held to maturity, at amortized cost:
Fixed maturity securities (fair value $36,722 in 2018 and $38,072 in 2017)	30,318	31,430
Equity securities, at fair value:
Equity securities (1)	827	270
Equity securities - consolidated variable interest entities	160	753
Other investments (2)	7,706	3,402
Cash and cash equivalents	4,337	3,491
Total investments and cash	126,243	123,659
Receivables	851	827
Accrued investment income	773	769
Deferred policy acquisition costs	9,875	9,505
Property and equipment, at cost less accumulated depreciation	443	434
Other (3)	2,221	2,023
Total assets	$140,406	$137,217
(1) Includes perpetual securities, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements
(2) Includes $5,856 in 2018 and $2,341 in 2017 of loan receivables and limited partnerships from consolidated variable interest entities
(3) Includes $182 in 2018 and $151 in 2017 of derivatives from consolidated variable interest entities
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
December 31,

(In millions, except for share and per-share amounts)	2018	2017
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$86,368	$81,857
Unpaid policy claims	4,584	4,392
Unearned premiums	5,090	5,959
Other policyholders’ funds	7,146	6,939
Total policy liabilities	103,188	99,147
Income taxes	4,020	4,745
Payables for return of cash collateral on loaned securities	1,052	606
Notes payable	5,778	5,289
Other (4)	2,906	2,832
Total liabilities	116,944	112,619
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2018 and 2017; issued 1,347,540 shares in 2018 and 1,345,762 shares in 2017	135	135
Additional paid-in capital	2,177	2,052
Retained earnings	31,788	29,895
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,847)	(1,750)
Unrealized gains (losses) on fixed maturity securities (5)	4,234	5,964
Unrealized gains (losses) on derivatives	(24)	(23)
Pension liability adjustment	(212)	(163)
Treasury stock, at average cost	(12,789)	(11,512)
Total shareholders’ equity	23,462	24,598
Total liabilities and shareholders’ equity	$140,406	$137,217
(4) Includes $102 in 2018 and $128 in 2017 of derivatives from consolidated variable interest entities
(5) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

(In millions, except for per-share amounts)	2018	2017	2016
Common stock:
Balance, beginning of period	$135	$135	$135
Balance, end of period	135	135	135
Additional paid-in capital:
Balance, beginning of period	2,052	1,908	1,760
Exercise of stock options	34	38	46
Share-based compensation	54	51	64
Gain (loss) on treasury stock reissued	37	55	38
Balance, end of period	2,177	2,052	1,908
Retained earnings:
Balance, beginning of period	29,895	25,981	24,007
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	148	0	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	(374)	0	0
Net earnings	2,920	4,604	2,659
Dividends to shareholders ($1.04 per share in 2018, $.87 per share in 2017 and $.83 per share in 2016)	(801)	(690)	(685)
Balance, end of period	31,788	29,895	25,981
Accumulated other comprehensive income (loss):
Balance, beginning of period	4,028	2,630	625
Cumulative effect of change in accounting principle - financial instruments, net of income taxes (1)	(148)	0	0
Cumulative effect of change in accounting principle - tax effects from tax reform (1)	374	0	0
Unrealized foreign currency translation gains (losses) during period, net of income taxes	228	233	213
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments (1)	(2,316)	1,159	1,819
Unrealized gains (losses) on derivatives during period, net of income taxes	2	1	2
Pension liability adjustment during period, net of income taxes	(17)	5	(29)
Balance, end of period	2,151	4,028	2,630
Treasury stock:
Balance, beginning of period	(11,512)	(10,172)	(8,819)
Purchases of treasury stock	(1,317)	(1,391)	(1,422)
Cost of shares issued	40	51	69
Balance, end of period	(12,789)	(11,512)	(10,172)
Total shareholders’ equity	$23,462	$24,598	$20,482
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$2,920	$4,604	$2,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(55)	(91)	42
Capitalization of deferred policy acquisition costs	(1,504)	(1,468)	(1,447)
Amortization of deferred policy acquisition costs	1,245	1,132	1,141
Increase in policy liabilities	2,343	2,890	3,331
Change in income tax liabilities	64	(1,240)	(93)
Realized investment (gains) losses	430	151	14
Other, net	571	150	340	(1)
Net cash provided (used) by operating activities	6,014	6,128	5,987
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	7,888	4,680	6,723
Equity securities	429	902	350
Held-to-maturity fixed maturity securities	1,670	2,212	1,399
Other investments - loan receivables	936	303	90
Costs of investments acquired:
Available-for-sale fixed maturity securities	(9,086)	(9,867)	(10,890)
Equity securities	(440)	(446)	(1,079)
Other investments - loan receivables	(4,848)	(2,115)	(1,110)
Other investments, excluding loan receivables, net	(414)	(206)	(98)
Settlement of derivatives, net	(241)	(621)	1,252
Cash received (pledged or returned) as collateral, net	348	(205)	(416)
Other, net	176	(68)	(76)
Net cash provided (used) by investing activities	(3,582)	(5,431)	(3,855)
Cash flows from financing activities:
Purchases of treasury stock	(1,301)	(1,351)	(1,422)
Proceeds from borrowings	1,020	1,040	986
Principal payments under debt obligations	(550)	(1,161)	(610)
Dividends paid to shareholders	(793)	(661)	(658)
Change in investment-type contracts, net	(31)	35	159
Treasury stock reissued	58	33	46
Other, net	(19)	0	(120)	(1)
Net cash provided (used) by financing activities	(1,616)	(2,065)	(1,619)
Effect of exchange rate changes on cash and cash equivalents	30	0	(4)
Net change in cash and cash equivalents	846	(1,368)	509
Cash and cash equivalents, beginning of period	3,491	4,859	4,350
Cash and cash equivalents, end of period	$4,337	$3,491	$4,859
Supplemental disclosures of cash flow information:
Income taxes paid	$998	$780	$1,526
Interest paid	181	196	211
Noncash interest	41	44	57
Impairment losses included in realized investment losses	81	37	85
Noncash financing activities:
Capital lease obligations	11	12	1
Treasury stock issued for:
Associate stock bonus	7	29	30
Shareholder dividend reinvestment	8	29	27
Share-based compensation grants	2	1	4
(1) Operating activities excludes and financing activities includes a cash outflow of $137 in 2016 for the payments associated with the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States (Aflac U.S.) and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan). Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 70% of the Company's total revenues in 2018, compared with 70% in 2017 and 71% in 2016. The percentage of the Company's total assets attributable to Aflac Japan was 84% at December 31, 2018, compared with 83% at December 31, 2017.

Basis of Presentation
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The most significant items on the Company's balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

The consolidated financial statements include the accounts of the Parent Company, its subsidiaries, and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

Significant Accounting Policies

Foreign Currency Translation: The functional currency of Aflac Japan is the Japanese yen. The Company translates its yen-denominated financial statement accounts into U.S. dollars as follows. Assets and liabilities are translated at end-of-period exchange rates. Realized gains and losses on security transactions are translated at the exchange rate on the trade date of each transaction. Other revenues, expenses, and cash flows are translated using average exchange rates for the period. The resulting currency translation adjustments are reported in accumulated other comprehensive income. The Company includes in earnings the realized currency exchange gains and losses resulting from foreign currency transactions.

The Parent Company has designated a majority of its yen-denominated liabilities (notes payable and yen-denominated loans) as non-derivative hedges and from time-to-time may designate certain foreign currency forwards and options as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. Outstanding principal and related accrued interest on these Parent Company liabilities and the fair value of these derivatives are translated into U.S. dollars at end-of-period exchange rates. Currency translation adjustments and changes in the fair value of these derivatives are recorded as unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

Insurance Revenue and Expense Recognition: Substantially all of the supplemental health and life insurance policies the Company issues are classified as long-duration contracts. The contract provisions generally cannot be

Item 8. Financial Statements and Supplementary Data

changed or canceled during the contract period; however, the Company may adjust premiums for supplemental health policies issued in the United States within prescribed guidelines and with the approval of state insurance regulatory authorities.

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

Investments: The Company's debt securities consist of fixed maturity securities, which are classified as either held to maturity or available for sale. Securities classified as held to maturity are securities that the Company has the ability and intent to hold to maturity or redemption and are carried at amortized cost. All other fixed maturity debt securities are classified as available for sale and are carried at fair value. If the fair value is higher than the amortized cost for debt securities, the excess is an unrealized gain, and if lower than cost, the difference is an unrealized loss. The net unrealized gains and losses on securities available for sale, less related deferred income taxes, are recorded through other comprehensive income and included in accumulated other comprehensive income.

Amortized cost of debt securities is based on the Company's purchase price adjusted for accrual of discount, or amortization of premium, and recognition of impairment charges, if any. The amortized cost of debt securities the Company purchases at a discount or premium will equal the face or par value at maturity or the call date, if applicable. Interest is reported as income when earned and is adjusted for amortization of any premium or discount.

The Company has investments in equity securities which are carried at fair value. Effective January 1, 2018 upon the adoption of new accounting guidance, changes in fair value of equity securities are recorded in earnings as a component of realized investment gains and losses. Prior to January 1, 2018, equity securities were carried at fair value with unrealized gains and losses, less related deferred income taxes, recorded in other comprehensive income and included in accumulated other comprehensive income.

The Company has investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The Company is the primary beneficiary of certain VIEs, and therefore consolidates these entities in its financial statements. While the consolidated VIEs generally operate within a defined set of contractual

Item 8. Financial Statements and Supplementary Data

terms, there are certain powers that are retained by the Company that are considered significant in the conclusion that the Company is the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral; the ability to obtain the underlying collateral in the event of default; and, the ability to appoint or dismiss key parties in the structure. In particular, the Company's powers surrounding the underlying collateral were considered to be the most significant powers because those most significantly impact the economics of the VIE. The Company has no obligation to provide any continuing financial support to any of the entities in which it is the primary beneficiary. The Company's maximum loss is limited to its original investment. Neither the Company nor any of its creditors have the ability to obtain the underlying collateral, nor does the Company have control over the instruments held in the VIEs, unless there is an event of default. For those entities where the Company is the primary beneficiary, the consolidated entity's assets are segregated on the balance sheet by the caption "consolidated variable interest entities," and consist of fixed maturity securities, equity securities, loan receivables, limited partnerships and derivative instruments.

For the mortgage- and asset-backed securities held in the Company's fixed maturity portfolio, the Company recognizes income using a constant effective yield, which is based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in mortgage- and asset-backed securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income.

The Company uses the specific identification method to determine the gain or loss from securities transactions and report the realized gain or loss in the consolidated statements of earnings. Securities transactions are accounted for based on values as of the trade date of the transaction.

An investment in a fixed maturity security is impaired if the fair value falls below amortized cost. The Company regularly reviews its fixed maturity security investments portfolio for declines in fair value. The Company's fixed maturity security investments are evaluated for other-than-temporary impairment using its debt impairment model. The Company's debt impairment model focuses on the ultimate collection of the cash flows from its investments and whether the Company has the intent to sell or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. The determination of the amount of impairments under this model is based upon the Company's periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.
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

If, after monitoring and analyses, management believes that fair value will not recover to amortized cost, the Company recognizes an other-than-temporary impairment of the security. Once a security is considered to be other-than-temporarily impaired, the impairment loss is separated into two components: the portion of the impairment related to credit and the portion of the impairment related to factors other than credit. The Company recognizes a charge to earnings for the credit-related portion of other-than-temporary impairments. Impairments related to factors other than credit are charged to earnings in the event the Company intends to sell the security prior to the recovery of its amortized cost or if it is more likely than not that the Company would be required to dispose of the security prior to recovery of its amortized cost; otherwise, non-credit-related other-than-temporary impairments are charged to other comprehensive income.

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

Item 8. Financial Statements and Supplementary Data

Other investments include transitional real estate loans (TREs), commercial mortgage loans (CMLs), middle market loans (MMLs), policy loans, limited partnerships, and short-term investments with maturities at the time of purchase of one year or less, but greater than 90 days. The Company's investments in TREs, CMLs, and MMLs are accounted for as loan receivables and are recorded at amortized cost on the acquisition date. The Company has the intent and ability to hold these loan receivables for the foreseeable future or until they mature and therefore, they are considered held for investment and are carried at amortized cost in the other investments line in its consolidated balance sheets. The amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date. Limited partnership investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its portion of partnership earnings as a component of net investment income in its consolidated statements of earnings. The underlying investments held by the Company’s limited partnerships primarily consist of private equity and real estate. Short-term investments are stated at amortized cost, which approximates fair value.

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are foreign currency forwards, foreign currency options, foreign currency swaps, interest rate swaps, interest rate swaptions, and, in prior year periods, credit default swaps (CDSs). Foreign currency forwards and options are used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio. Foreign currency forwards and options are also used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen. Cross-currency interest rate swaps, also referred to as foreign currency swaps, are used to economically convert certain U.S. dollar-denominated note obligations into yen-denominated principal and interest obligations. Foreign currency swaps are used within special-purpose entities, including VIEs where the Company is the primary beneficiary, to hedge the risk arising from interest rate and currency exchange risk. Interest rate swaps are used to economically hedge interest rate fluctuations in certain variable-rate investments. Interest rate swaptions, which are options to enter into interest rate swaps, are used to hedge interest rate fluctuations on certain U.S. dollar-denominated available-for-sale securities in Aflac Japan's portfolio. The Company does not use derivatives for trading purposes, nor does the Company engage in leveraged derivative transactions.

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

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk attributable to the hedged item. At the inception of hedging relationships the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking the respective hedging relationship, and the methodology that will be used to assess the effectiveness of the hedge relationship at and subsequent to hedge inception. The Company documents the designation of each hedge as either (i) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or the hedge of a forecasted transaction ("cash flow hedge"); (ii) a hedge of the estimated fair value of a recognized asset or liability ("fair value hedge"); or (iii) a hedge of a net investment in a foreign operation. The documentation process includes linking derivatives and non-derivative financial instruments that are designated as hedges to specific assets or groups of assets or liabilities in the statement of financial position or to specific forecasted transactions and defining the effectiveness testing methods to be used. At the hedge inception and on an ongoing quarterly basis, the Company also formally assesses whether the derivatives and non-derivative financial instruments used in hedging activities have been, and are expected to continue to be, highly effective in offsetting their designated risk. Hedge effectiveness is assessed using qualitative and quantitative methods. The assessment of hedge effectiveness determines the accounting treatment of changes in fair value.
For assessing hedge effectiveness, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression, dollar offset, or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship. For derivative instruments that are designated and

Item 8. Financial Statements and Supplementary Data

qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In cash flow hedges, all components of each derivative's gain or loss are included in the assessment of hedge effectiveness and are recorded in the line item of the consolidated statements of earnings in which the cash flows of the hedged item are recorded.
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedged item and the portion of the hedging instrument included in the assessment of effectiveness are recorded in the line item of the consolidated statements of earnings in which gain or loss on the hedged item is recorded. When assessing the effectiveness of the Company's fair value hedges, the Company excludes the changes in fair value related to the difference between the spot and the forward rate on its foreign currency forwards and the time value of foreign exchange options and interest rate swaptions.
For hedges of the Company's net investment in Aflac Japan, the Company has designated the majority of the Parent Company's yen-denominated liabilities (notes payable and yen-denominated loans) as non-derivative hedging instruments and from time to time may designate certain foreign currency forwards and options as derivative hedging instruments. The Company makes its net investment hedge designation at the beginning of each quarter. For assessing hedge effectiveness of net investment hedges, if the total of the designated Parent Company non-derivative and derivatives notional is equal to or less than its net investment in Aflac Japan, the hedge is deemed to be effective. If the hedge is effective, the related exchange effect on the yen-denominated liabilities is reported in the unrealized foreign currency component of other comprehensive income. For derivative hedging instruments designated as net investment hedges, Aflac follows the forward-rate method. According to that method, all changes in fair value, including changes related to the forward-rate component of foreign currency forward contracts and the time value of foreign currency options, are reported in the unrealized foreign currency component of other comprehensive income. Should these designated net investment hedge positions exceed the Company's net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds its investment in Aflac Japan would be recognized in current earnings within derivative and other gains (losses).
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

Item 8. Financial Statements and Supplementary Data

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
An internal replacement transaction that results in a policy that is substantially changed is accounted for as an extinguishment of the original policy and the issuance of a new policy. Unamortized deferred acquisition costs on the original policy are immediately expensed, and the costs of acquiring the new policy are capitalized and amortized in accordance with the Company's accounting policies for deferred acquisition costs. Further, the policy reserves are evaluated based on the new policy features, and any change (up or down) necessary is recognized at the date of contract change/modification. Examples include conversions to higher age bands, certain family coverage changes, pricing era changes (increase), lapse & re-issue, certain reinstatements and certain other contract conversions.
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
Policy Liabilities: Future policy benefits represent claims that are expected to occur in the future and are computed following a net level premium method using estimated future investment yields, persistency and recognized morbidity and mortality tables modified to reflect the Company's experience, including a provision for adverse deviation. These assumptions are generally established and considered locked at policy inception. These assumptions may only be unlocked in certain circumstances based on the results of periodic DAC recoverability and premium deficiency testing.
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

Item 8. Financial Statements and Supplementary Data

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

Stock Split: On February 13, 2018, the Board of Directors of the Parent Company declared a two-for-one stock split of the Company’s common stock in the form of a 100% stock dividend payable on March 16, 2018 to shareholders of record at the close of business on March 2, 2018. The stock split was payable in the form of one additional common stock share for every share of common stock held. All equity and share-based data, including the number of shares outstanding and per share amounts, have been adjusted to reflect the stock split for all periods presented in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (ASU) 2018-16 Derivatives and Hedging Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

In October 2018, the FASB issued amendments to permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.
		Early adopted as of October 1, 2018	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations or disclosures.
ASU 2018-03 Technical Corrections and Improvements to Financial Instruments - Overall Recognition and Measurement of Financial Assets and Financial Liabilities
In February 2018, the FASB issued amendments to clarify certain aspects of the guidance issued in the original Financial Instruments - Overall - Recognition and Measurement pronouncement summarized below. Specifically, for entities who have chosen the measurement alternative approach for equity securities without readily determinable fair values, the amendments clarify that entities may change from a measurement alternative approach to a fair value method through an irrevocable election that would apply to a specific equity security and all identical or similar investments of the same issuer; entities should use an observable price at the date of the transaction rather than reporting date for the measurement alternative calculation; and insurance companies should use a prospective transition method when applying the measurement alternative.
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

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued guidance which improves and simplifies the accounting rules around hedge accounting and creates more transparency around how economic results are presented in financial statements. Issues addressed in this new guidance include: 1) risk component hedging, 2) accounting for the hedged item in fair value hedges of interest rate risk, 3) recognition and presentation of the effects of hedging instruments, and 4) amounts excluded from the assessment of hedge effectiveness.
		Early adopted as of October 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
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

Item 8. Financial Statements and Supplementary Data

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
ASU 2016-17 Consolidation - Interests Held through Related Parties That Are under Common Control
In October 2016, the FASB issued amendments which clarify the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.
		January 1, 2017	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2016-16 Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory	In October 2016, the FASB issued amendments that require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.	January 1, 2018	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2016-15 Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments	In August 2016, the FASB issued amendments that provide guidance on eight specific statement of cash flow classification issues, including distributions received from equity method investees.	January 1, 2018
The Company elected nature of distribution for distributions received from equity method investees. The adoption of this guidance did not have a significant impact on the Company's financial position, statement of cash flows, results of operations, or disclosures.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued amendments which simplify several aspects for share-based payment award transactions, including the income tax consequences, classification of awards as either liability or equity, classification of taxes paid on the statement of cash flows and treatment of forfeitures.

January 1, 2017
As a result of applying this requirement, the Company believes that recognition of excess tax benefits will increase volatility in its statement of operations and the Company made an entity-wide accounting policy election to estimate the number of awards that are expected to vest (consistent with the Company's prior policy), but the adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, statements of cash flows, or disclosures.

ASU 2016-07 Investments - Equity Method and Joint Ventures - Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued amendments which eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Per the amendments, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.
		January 1, 2017	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2016-06 Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments
In March 2016, the FASB issued amendments which clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.
		January 1, 2017	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2016-05 Derivatives and Hedging - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
In March 2016, the FASB issued amendments which clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact.
		January 1, 2017	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
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
ASU 2015-16 Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued guidance requiring that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. In the same period’s financial statements, the acquirer is required to record income effects of the adjustments as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.
		January 1, 2016	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2015-09 Financial Services - Insurance - Disclosures about Short-Duration Contracts
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
		December 31, 2016	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2015-07 Fair Value Measurement - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB issued updated guidance that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.
		January 1, 2016	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2015-03 Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued updated guidance to simplify presentation of debt issuance costs. The updated guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this amendment. In August 2015, the FASB issued updated Securities and Exchange Commission (SEC) Staff guidance pertaining to the presentation of debt issuance costs related to line-of-credit arrangements. The guidance states that an entity may defer and present debt issuance costs as an asset, subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.
January 1, 2016
The retrospective adoption of this accounting standard resulted in a $40 million reduction to notes payable and other assets as of December 31, 2015, the earliest balance sheet date presented in the period of adoption, but did not have a significant impact on the Company's financial position, results of operations, or disclosures.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2015-02 Consolidation - Amendments to the Consolidation Analysis
In February 2015, the FASB issued updated guidance that affects evaluation of whether limited partnerships and similar legal entities (limited liability corporations and securitization structures, etc.) are VIEs, evaluation of whether fees paid to a decision maker or a service provider are a variable interest, and evaluation of the effect of fee arrangements and the effect of related parties on the determination of the primary beneficiary under the VIE model for consolidation. The updated guidance eliminates the presumption that a general partner should consolidate a limited partnership. Limited partnership and similar legal entities that provide partners with either substantive kick-out rights or substantive participating rights over the general partner will now be evaluated under the voting interest model rather than the VIE model for consolidation. In situations where no single party has a controlling financial interest in a VIE, the related party relationships under common control should be considered in their entirety in determining whether that common control group has a controlling financial interest in the VIE.
		January 1, 2016	The adoption of this guidance impacted the Company's footnote disclosures, but did not have a significant impact on its financial position or results of operations.
ASU 2014-16 Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
In November 2014, the FASB issued guidance to clarify how to evaluate the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The guidance also clarifies that an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features.
		January 1, 2016	The adoption of this guidance impacted the Company's footnote disclosures, but did not have a significant impact on its financial position or results of operations.
ASU 2014-15 Presentation of Financial Statements - Going Concern - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
In August 2014, the FASB issued this amendment that provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new guidance requires a formal assessment of going concern by management based on criteria prescribed in the new guidance.
December 31, 2016
The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations or disclosures and no substantial doubt currently exists about the Company's ability to continue as a going concern.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2014-12 Compensation - Stock Compensation - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued this amendment that provides guidance on certain share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance to awards with performance conditions that affect vesting to account for such awards. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.
		January 1, 2016	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
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
ASU 2018-20 Leases: Narrow-Scope Improvements for Lessors
In December 2018, the FASB issued narrow-scope improvements for lessors which 1) provide an accounting policy election for lessors to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; 2) require lessors to exclude the costs from variable lease revenue and the associated expense when the amount of those costs is not readily determinable by the lessor; and 3) require lessors to allocate (rather than recognize) certain variable payments to the lease and nonlease components when the changes in facts and circumstances on which the variable payment is based occur. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

The Company has made an accounting policy election to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-17 Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities
In October 2018, the FASB issued targeted improvements which provide that indirect interests held through related parties under common control should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted.
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
ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Accordingly, six disclosure requirements were removed, two added and two clarified. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. Early adoption is permitted.
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
ASU 2018-12 Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued amendments that will significantly change how insurers account for long-duration contracts. The amendments will change existing recognition, measurement, presentation, and disclosure requirements. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update assumptions for the liability for future policy benefits at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures. The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application of the amendments is permitted.

The Company is thoroughly evaluating the impact of adoption and expects that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes and controls while the requirement to update the discount rate will have a significant impact on its equity. The Company does not expect to early adopt the updated standard.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2018-11 Leases, Targeted Improvements
In July 2018, the FASB issued targeted improvements to Topic 842 Leases. The amendments in the update provide entities with an optional transition method to adopt the new leases standard by recording a cumulative effect adjustment to beginning retained earnings. Additionally, the amendments provide lessors with a practical expedient to not separate nonlease components from associated lease components and instead account for those components as a single component under certain conditions. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

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

As of December 31, 2018, the Company did not have land easements, but has elected this practical expedient as a safe harbor. The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

ASU 2017-04 Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued amendments simplifying the subsequent measurement of goodwill. An entity is no longer required to perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, the entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments are effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any goodwill impairment tests performed on testing dates after January 1, 2017.
The adoption of this guidance is not expected to have a significant impact on the Company's financial position, results of operations, or disclosures.

Item 8. Financial Statements and Supplementary Data

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

Item 8. Financial Statements and Supplementary Data

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2016-02 Leases
In February 2016, the FASB issued updated guidance for accounting for leases. Per the amendments, lessees will be required to recognize all leases on the balance sheet with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company is electing to use its effective date as its date of initial application. Because the Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application, financial information is not required to be updated and the disclosures required under the new standard are not required to be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients. The Company has elected the "package of practical expedients," which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Under the new guidance, lessor accounting is largely unchanged. The amendments are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.

The Company has identified certain operating leases in scope of this guidance to include office space and equipment leases (See Note 15). The leases within scope of this guidance will increase the Company's right-of-use assets and lease liabilities recorded on its statement of financial position by approximately $100 to $200 million. The Company estimates that the adoption of this guidance will not have a significant impact on its financial position, results of operations, or disclosures.

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

Item 8. Financial Statements and Supplementary Data

(In millions)	2018	2017	2016
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$5,849	$5,612	$5,639
Medical and other health	3,516	3,379	3,429
Life insurance	3,397	3,761	4,469
Net investment income, less amortized hedge costs	2,403	2,235	2,368
Other income	41	41	40
Total Aflac Japan	15,206	15,028	15,945
Aflac U.S.:
Net earned premiums:
Accident/disability	2,611	2,537	2,469
Cancer	1,311	1,308	1,299
Other health	1,508	1,445	1,415
Life insurance	278	273	271
Net investment income	727	721	703
Other income	8	5	10
Total Aflac U.S.	6,443	6,289	6,167
Corporate and other	339	272	275
Total adjusted revenues	21,988	21,589	22,387
Realized investment gains (losses) (1),(2),(3)	(230)	78	172
Total revenues	$21,758	$21,667	$22,559

(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $236, $228 and $186 for 2018, 2017 and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $36 for 2018, which has been reclassified from realized investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(3) An immaterial amount of net interest cash flows from derivatives associated with certain investment strategies in 2018, were reclassified from realized investment gains (losses) into net investment income when analyzing operations.

Item 8. Financial Statements and Supplementary Data

(In millions)	2018	2017	2016
Pretax earnings:
Aflac Japan	$3,208	$3,054	$3,148
Aflac U.S.	1,285	1,245	1,208
Corporate and other	(139)	(212)	(239)
Pretax adjusted earnings	4,354	4,087	4,117
Realized investment gains (losses) (1),(2),(3),(4)	(297)	0	87
Other income (loss) (5)	(74)	(69)	(137)
Total earnings before income taxes	$3,983	$4,018	$4,067
Income taxes applicable to pretax adjusted earnings	$1,129	$1,370	$1,426
Effect of foreign currency translation on after-tax adjusted earnings	28	(41)	141

(1) Amortized hedge costs related to hedging U.S. dollar-denominated investments held in Aflac Japan were $236, $228 and $186 for 2018, 2017 and 2016, respectively, and have been reclassified from realized investment gains (losses) and reported as a deduction from pretax adjusted earnings when analyzing segment operations.
(2) Amortized hedge costs in Aflac Japan were partially offset by derivatives entered into as part of corporate activities and resulted in a benefit of $36 for 2018, which has been reclassified from realized investment gains (losses) and reported as an increase in pretax adjusted earnings when analyzing operations.
(3) An immaterial amount of net interest cash flows from derivatives associated with certain investment strategies in 2018, were reclassified from realized investment gains (losses) into net investment income when analyzing operations.
(4) Excluding a gain of $67 in 2018, $77 in 2017 and $85 in 2016, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable which is included in adjusted earnings when analyzing segment operations
(5) Includes expense of $13 in 2017 and $137 in 2016 for the early extinguishment of debt

Assets as of December 31 were as follows:

(In millions)	2018	2017
Assets:
Aflac Japan	$118,342	$114,402
Aflac U.S.	19,100	19,893
Corporate and other	2,964	2,922
Total assets	$140,406	$137,217

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2018	2017	2016
Statements of Earnings:
Weighted-average yen/dollar exchange rate(1)	110.39	112.16	108.70
Yen percent strengthening (weakening)	1.6%	(3.1)%	11.3%
Exchange effect on pretax operating earnings (in millions)	$38	$(63)	$218

	2018	2017
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	111.00	113.00
Yen percent strengthening (weakening)	1.8%	3.1%
Exchange effect on total assets (in millions)	$1,362	$2,593
Exchange effect on total liabilities (in millions)	1,270	2,848

(1) Rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM)

Transfers of funds from Aflac Japan: Aflac Japan makes payments to the Parent Company for management fees, allocated expenses and remittances of earnings. Prior to the Aflac Japan branch conversion on April 1, 2018, Aflac Japan paid allocated expenses and profit remittances to Aflac U.S. Information on transfers for each of the years ended December 31 is shown below. See Note 13 for information concerning restrictions on transfers from Aflac Japan.

Item 8. Financial Statements and Supplementary Data

(In millions)	2018	2017	2016
Management fees	$136	$93	$79
Allocated expenses	24	109	106
Profit remittances	808	1,150	1,286
Total transfers from Aflac Japan	$968	$1,352	$1,471

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

(In millions)	2018	2017
Property and equipment:
Land	$168	$168
Buildings	456	441
Equipment and furniture	400	372
Total property and equipment	1,024	981
Less accumulated depreciation	581	547
Net property and equipment	$443	$434

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2018, $334 million, or 39.2% of total receivables, were related to Aflac Japan's operations, compared with $334 million, or 40.4%, at December 31, 2017.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2018	2017	2016
Fixed maturity securities	$3,142	$3,173	$3,308
Equity securities	38	42	35
Other investments	369	94	31
Short-term investments and cash equivalents	41	25	11
Gross investment income	3,590	3,334	3,385
Less investment expenses	148	114	107
Net investment income	$3,442	$3,220	$3,278

Item 8. Financial Statements and Supplementary Data

Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2018
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$30,637		$3,700	$140	$34,197
Municipalities	385		32	9	408
Mortgage- and asset-backed securities	155		22	0	177
Public utilities	1,732		280	4	2,008
Sovereign and supranational	826		123	0	949
Banks/financial institutions	5,440		502	238	5,704
Other corporate	4,852		649	44	5,457
Total yen-denominated	44,027		5,308	435	48,900
U.S. dollar-denominated:
U.S. government and agencies	137		9	1	145
Municipalities	1,343		120	8	1,455
Mortgage- and asset-backed securities	155		8	1	162
Public utilities	4,772		496	105	5,163
Sovereign and supranational	251		60	0	311
Banks/financial institutions	2,860		389	35	3,214
Other corporate	23,311		1,343	1,109	23,545
Total U.S. dollar-denominated	32,829		2,425	1,259	33,995
Total securities available for sale	$76,856	(1)	$7,733	$1,694	$82,895	(1)

(1) Includes perpetual securities ($1,139 at amortized cost and $1,140 at fair value)

	2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,712	$5,326	$0	$27,038
Municipalities	359	110	0	469
Mortgage- and asset-backed securities	14	1	0	15
Public utilities	2,727	254	8	2,973
Sovereign and supranational	1,551	289	0	1,840
Banks/financial institutions	1,445	158	20	1,583
Other corporate	2,510	332	38	2,804
Total yen-denominated	30,318	6,470	66	36,722
Total securities held to maturity	$30,318	$6,470	$66	$36,722

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities: (1)
Yen-denominated	$641
U.S. dollar-denominated	346
Total equity securities	$987	(1)
(1) Includes perpetual securities ($62 at fair value)

	2017
(In millions)	Cost or Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Yen-denominated:
Japan government and agencies	$27,980		$3,363	$271	$31,072
Municipalities	314		28	12	330
Mortgage- and asset-backed securities	242		29	0	271
Public utilities	1,635		352	6	1,981
Sovereign and supranational	1,380		190	1	1,569
Banks/financial institutions	4,742		811	53	5,500
Other corporate	4,085		809	7	4,887
Total yen-denominated	40,378		5,582	350	45,610
U.S dollar-denominated:
U.S. government and agencies	146		13	1	158
Municipalities	872		168	0	1,040
Mortgage- and asset-backed securities	161		12	0	173
Public utilities	5,116		884	27	5,973
Sovereign and supranational	267		73	0	340
Banks/financial institutions	2,808		633	8	3,433
Other corporate	25,384		2,620	418	27,586
Total U.S. dollar-denominated	34,754		4,403	454	38,703
Total securities available for sale	$75,132	(1)	$9,985	$804	$84,313	(1)

(1) Includes perpetual securities ($1,462 at amortized cost and $1,789 at fair value)

Item 8. Financial Statements and Supplementary Data

	2017
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,331	$5,160	$0	$26,491
Municipalities	357	105	0	462
Mortgage- and asset-backed securities	26	1	0	27
Public utilities	3,300	398	0	3,698
Sovereign and supranational	1,523	312	0	1,835
Banks/financial institutions	2,206	190	9	2,387
Other corporate	2,687	485	0	3,172
Total yen-denominated	31,430	6,651	9	38,072
Total securities held to maturity	$31,430	$6,651	$9	$38,072

2017
(In millions)	Fair Value
Equity securities, carried at fair value:
Equity securities:
Yen-denominated	$695
U.S. dollar-denominated	328
Total equity securities	$1,023

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During 2018, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During 2017, the Company reclassified three investments from the held-to-maturity category to the available-for-sale category as a result of the issuers' credit rating being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $773 million and an aggregate unrealized gain of $47 million. During 2016, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Item 8. Financial Statements and Supplementary Data

Contractual and Economic Maturities

The contractual maturities of the Company's investments in fixed maturity securities at December 31, 2018, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale: (1)
Due in one year or less	$810	$861
Due after one year through five years	8,313	8,312
Due after five years through 10 years	9,805	10,355
Due after 10 years	57,618	63,028
Mortgage- and asset-backed securities	310	339
Total fixed maturity securities available for sale	$76,856	$82,895
Held to maturity:
Due in one year or less	$180	$182
Due after one year through five years	915	948
Due after five years through 10 years	927	1,004
Due after 10 years	28,282	34,573
Mortgage- and asset-backed securities	14	15
Total fixed maturity securities held to maturity	$30,318	$36,722

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2018			2017
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$51,207	$59,945	A	$48,399	$56,532
(1)Japan Government Bonds (JGBs) or JGB-backed securities
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

Item 8. Financial Statements and Supplementary Data

(In millions)	2018	2017		2016
Realized investment gains (losses):
Fixed maturity securities: (1)
Available for sale:
Gross gains from sales	$101	$51		$177
Gross losses from sales	(156)	(68)		(62)
Foreign currency gains (losses) on sales and redemptions	73	(48)		4
Other-than-temporary impairment losses	(64)	(7)		(26)
Total fixed maturity securities	(46)	(72)		93
Equity securities (1),(2)	(131)	71	(3)	(35)	(3)
Loan receivables:
Loan loss reserves	(17)	(8)		(2)
Other gains (losses) on loans	(2)	0		0
Total loan receivables	(19)	(8)		(2)
Derivatives and other:
Derivative gains (losses)	(224)	(109)		(255)
Foreign currency gains (losses)	(10)	(33)		185
Total derivatives and other	(234)	(142)		(70)
Total realized investment gains (losses)	$(430)	$(151)		$(14)

(1) Includes perpetual securities
(2) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
(3) Includes impairments of $22 in 2017 and $57 in 2016

The unrealized holding losses, net of gains, recorded as a component of realized investment gains and losses for the year ended December 31, 2018, that relates to equity securities still held at the December 31, 2018, reporting date was $124 million.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments recorded in AOCI for the years ended December 31 follows:

(In millions)	2018	2017	2016
Changes in unrealized gains (losses):
Fixed maturity securities, available for sale (1)	$(3,142)	$1,657	$2,711
Equity securities (2)	0	71	88
Total change in unrealized gains (losses)	$(3,142)	$1,728	$2,799

(1) Includes perpetual securities
(2) See Note 1 and Note 11 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance and the cumulative effect of the change in accounting principle related to financial instruments effective January 1, 2018.

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from investment securities at December 31 was as follows:

(In millions)	2018	2017
Unrealized gains (losses) on securities available for sale	$6,039	$9,358
Deferred income taxes	(1,805)	(3,394)
Shareholders’ equity, unrealized gains (losses) on investment securities	$4,234	$5,964

See Notes 1 and 10 for discussion of the accounting treatment of tax on amounts recorded in accumulated other comprehensive income pursuant to the Tax Act and Note 1 for the adoption of accounting guidance on January 1, 2018 related to financial instruments.

Item 8. Financial Statements and Supplementary Data

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$67	$1	$67	$1	$0	$0
Japan government and agencies:
Yen-denominated	3,604	140	3,604	140	0	0
Municipalities:
U.S. dollar-denominated	515	8	515	8	0	0
Yen-denominated	148	9	148	9	0	0
Mortgage- and asset- backed securities:
U.S. dollar-denominated	74	1	74	1	0	0
Public utilities:
U.S. dollar-denominated	1,585	105	892	48	693	57
Yen-denominated	604	12	604	12	0	0
Banks/financial institutions:
U.S. dollar-denominated	625	35	340	19	285	16
Yen-denominated	3,057	258	3,057	258	0	0
Other corporate:
U.S. dollar-denominated	12,899	1,109	5,782	407	7,117	702
Yen-denominated	1,306	82	1,306	82	0	0
Total	$24,484	$1,760	$16,389	$985	$8,095	$775

(1) Includes perpetual securities

Item 8. Financial Statements and Supplementary Data

	2017
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities: (1)
U.S. government and agencies:
U.S. dollar-denominated	$74	$1	$74	$1	$0	$0
Japan government and agencies:
Yen-denominated	5,255	271	1,264	9	3,991	262
Municipalities:
Yen-denominated	129	12	10	0	119	12
Public utilities:
U.S. dollar-denominated	785	27	221	3	564	24
Yen-denominated	83	6	0	0	83	6
Sovereign and supranational:
Yen-denominated	309	1	309	1	0	0
Banks/financial institutions:
U.S. dollar-denominated	362	8	316	5	46	3
Yen-denominated	1,507	62	394	4	1,113	58
Other corporate:
U.S. dollar-denominated	7,741	418	2,839	50	4,902	368
Yen-denominated	440	7	349	4	91	3
Total	$16,685	$813	$5,776	$77	$10,909	$736

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

Item 8. Financial Statements and Supplementary Data

Other Investments

The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2018	2017
Other investments:
Transitional real estate loans	$4,377	$1,235
Commercial mortgage loans	1,064	908
Middle market loans	1,478	859
Policy loans	232	210
Short-term investments	152	57
Other	403	133
Total other investments	$7,706	$3,402

Loans and Loan Receivables

The Company classifies its TREs, CMLs, and MMLs as held-for investment and includes them in the other investments line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses. The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of December 31, 2018 and 2017, the Company's allowance for loan losses was $27 million and $11 million, respectively. As of December 31, 2018 and 2017, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of December 31, 2018 and 2017. The Company had no troubled debt restructurings during the years ended December 31, 2018 and 2017.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile. As of December 31, 2018, the Company had $605 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

As of December 31, 2018, the Company had $25 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $56 million and $109 million, as of December 31, 2018, and 2017, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of December 31, 2018, the Company had commitments of approximately $521 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Other

Other investments primarily includes investments in limited partnerships. As of December 31, 2018, the Company had $916 million in outstanding commitments to fund alternative investments in limited partnerships.

Item 8. Financial Statements and Supplementary Data

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
Investments in Consolidated Variable Interest Entities

	2018		2017
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$3,849	$4,466	$4,538	$5,509
Equity securities	160	160	606	753
Other investments (2)	5,856	5,834	2,341	2,328
Other assets (3)	182	182	151	151
Total assets of consolidated VIEs	$10,047	$10,642	$7,636	$8,741
Liabilities:
Other liabilities (3)	$102	$102	$128	$128
Total liabilities of consolidated VIEs	$102	$102	$128	$128

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

Item 8. Financial Statements and Supplementary Data

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

Investments in Variable Interest Entities Not Consolidated

	2018		2017
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale (1)	$4,575	$4,982	$5,004	$5,724
Fixed maturity securities, held to maturity	2,007	2,254	2,549	2,929
Other investments	49	49	55	55
Total investments in VIEs not consolidated	$6,631	$7,285	$7,608	$8,708

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

Item 8. Financial Statements and Supplementary Data

Details of our securities lending activities as of December 31 were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
2018
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Greater than 90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$387	$1,190	$1,577
Municipalities	5	0	0	5
Public utilities	27	0	0	27
Banks/financial institutions	74	0	0	74
Other corporate	549	0	0	549
Equity securities	10	0	0	10
Total borrowings	$665	$387	$1,190	$2,242
Gross amount of recognized liabilities for securities lending transactions				$1,052
Amounts related to agreements not included in offsetting disclosure in Note 4				$1,190
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

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2018 and 2017, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2018, debt securities with a fair value of $19 million were on deposit with regulatory authorities in the United States (including U.S. territories) and Japan. The Company retains ownership of all securities on deposit and receives the related investment income.

For general information regarding the Company's investment accounting policies, see Note 1.

Item 8. Financial Statements and Supplementary Data

4.  DERIVATIVE INSTRUMENTS
The Company's freestanding derivative financial instruments have historically consisted of: (1) foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio; (2) foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen; (3) cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures; (4) foreign currency swaps and, in prior periods, credit default swaps that are associated with investments in special-purpose entities, including VIEs where the Company is the primary beneficiary; (5) interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments; and (6) interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities. Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as accounting hedges.

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options is shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transaction, Aflac Japan agrees to sell a fixed amount of yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e. a costless or zero-cost collar). The foreign currency forwards and options are used in fair value hedging relationships to mitigate the foreign exchange risk associated with U.S. dollar-denominated investments supporting yen- denominated liabilities.

Prior to April 1, 2018, foreign currency forwards and options (through a collar strategy, as discussed above) were used to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agreed with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified price at a specified future date. In the option transactions, the Company used a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions created a zero-cost collar.

The Company enters into foreign currency swaps pursuant to which it exchanges an initial principal amount in one currency for an initial principal amount of another currency, with an agreement to re-exchange the principal amounts at a future date. There may also be periodic exchanges of payments at specified intervals based on the agreed upon rates and notional amounts. Foreign currency swaps are used primarily in the consolidated VIEs in the Company's Aflac Japan portfolio to convert foreign-denominated cash flows to yen, the functional currency of Aflac Japan, in order to minimize cash flow fluctuations. The Company also uses foreign currency swaps to economically convert certain of its U.S. dollar-denominated senior note and subordinated debenture principal and interest obligations into yen-denominated obligations.

In order to reduce investment income volatility from its variable-rate investments, the Company enters into receive–fixed, pay–floating interest rate swaps. These derivatives are cleared and settled through a central clearinghouse.

Interest rate swaption collars are combinations of two swaption positions. Swaptions are used to mitigate the adverse impact resulting from significant changes in the fair value of U.S. dollar-denominated available-for-sale securities due to fluctuation in interest rates. In order to maximize the efficiency of the collars while minimizing cost, a collar strategy is used whereby the Company purchases a long payer swaption (the Company purchases an option that allows it to enter into a swap where the Company will pay the fixed rate and receive the floating rate of the swap) and sells a short receiver swaption (the Company sells an option that provides the counterparty with the right to enter into a swap where the Company will receive the fixed rate and pay the floating rate of the swap). The combination of purchasing the long payer swaption and selling the short receiver swaption results in no net premium being paid (i.e. a costless or zero-cost collar).

Item 8. Financial Statements and Supplementary Data

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

	2018			2017
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps	$75	$1	$(4)	$75	$0	$(8)
Total cash flow hedges	75	1	(4)	75	0	(8)
Fair value hedges:
Foreign currency forwards	2,086	0	(34)	7,640	2	(221)
Foreign currency options	9,070	3	(1)	7,670	0	(2)
Interest rate swaptions	500	0	(1)	0	0	0
Total fair value hedges	11,656	3	(36)	15,310	2	(223)
Net investment hedge:
Foreign currency forwards	0	0	0	5	0	0
Foreign currency options	0	0	0	434	12	(1)
Total net investment hedge	0	0	0	439	12	(1)
Non-qualifying strategies:
Foreign currency swaps	5,387	284	(230)	5,386	296	(189)
Foreign currency forwards	16,057	126	(117)	3,683	20	(53)
Foreign currency options	430	0	0	770	0	0
Credit default swaps	0	0	0	88	1	0
Interest rate swaps	4,750	3	0	0	0	0
Total non-qualifying strategies	26,624	413	(347)	9,927	317	(242)
Total derivatives	$38,355	$417	$(387)	$25,751	$331	$(474)
Balance Sheet Location
Other assets	$23,713	$417	$0	$10,948	$331	$0
Other liabilities	14,642	0	(387)	14,803	0	(474)
Total derivatives	$38,355	$417	$(387)	$25,751	$331	$(474)

Cash Flow Hedges

For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the USD variable rate interest and principal payments to fixed rate JPY interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is seven years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "non-qualifying strategies" section of this note.
Fair Value Hedges
The Company designates and accounts for certain foreign currency forwards, options, and interest rate swaptions as fair value hedges when they meet the requirements for hedge accounting. The Company recognizes gains and losses on these derivatives as well as the offsetting gain or loss on the related hedged items in current earnings.

Item 8. Financial Statements and Supplementary Data

Foreign currency forwards and options hedge the foreign currency exposure of certain U.S. dollar-denominated available-for-sale fixed-maturity investments held in Aflac Japan. The change in the fair value of the foreign currency forwards related to the changes in the difference between the spot rate and the forward price is excluded from the assessment of hedge effectiveness. The change in fair value of the foreign currency option related to the time value of the option is recognized in current earnings and is excluded from the assessment of hedge effectiveness.

Interest rate swaptions hedge the interest rate exposure of certain U.S. dollar-denominated available-for-sale securities held in Aflac Japan. For these hedging relationships, the Company excludes time value from the assessment of hedge effectiveness and recognizes changes in the intrinsic value of the swaptions in current earnings within net investment income. The change in the time value of the swaptions is recognized in other comprehensive income (loss) and amortized into earnings (net investment income) over its legal term.

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(2)	Gains (Losses) Included in Effectiveness Testing(1)	Gains (Losses) (1)	Net Realized Gains (Losses) Recognized for Fair Value Hedge
2018:
Foreign currency forwards	Fixed maturity securities	$126	$(104)	$230	$(242)	$(12)
Foreign currency options	Fixed maturity securities	4	4	0	0	0
Interest rate swaptions	Fixed maturity securities	(1)	(1)	0	0	0
Total gains (losses)		$129	$(101)	$230	$(242)	$(12)
2017:
Foreign currency forwards	Fixed maturity and equity securities	$98	$(202)	$300	$(278)	$22
Foreign currency options	Fixed maturity securities	21	10	11	(10)	1
Total gains (losses)		$119	$(192)	$311	$(288)	$23
2016:
Foreign currency forwards	Fixed maturity and equity securities	$207	$(338)	$545	$(566)	$(21)
Foreign currency options	Fixed maturity securities	(95)	(18)	(77)	70	(7)
Total gains (losses)		$112	$(356)	$468	$(496)	$(28)

(1) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as realized investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment are reported within net investment income. For the year ended December 31, 2018, those gains and losses on interest rate swaptions and related hedged items were immaterial.
(2) Gains (losses) excluded from effectiveness testing includes the forward point on foreign currency forwards and time value change on foreign currency options which are reported in the consolidated statement of earnings as realized investment gains (losses). It also includes the change in the fair value of the interest rate swaptions related to the time value of the swaptions which is recognized as a component of other comprehensive income (loss).

The following table shows the December 31, 2018 carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

Item 8. Financial Statements and Supplementary Data

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2018	2018
Fixed maturity securities	$6,593	$294
(1) The balance includes $294 million of hedging adjustment on discontinued hedging relationships.
As of December 31, 2018, the total notional amount of the Company's interest rate swaptions was $500 million. The hedging adjustment related to these derivatives was immaterial.

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 9) have been designated as non-derivative hedges and, prior to April 1, 2018, foreign currency forwards and options were designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Company designated net investment hedges under this strategy during the years ended December 31, 2018, 2017 and 2016.
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
As of December 31, 2018, the Parent Company had cross-currency interest rate swap agreements related to its $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.

The Company uses foreign exchange forwards and options to economically mitigate the currency risk of some of its U.S. dollar- denominated loan receivables held within the Aflac Japan segment. These arrangements are not designated as accounting hedges, as the foreign currency remeasurement of the loan receivables impacts current period earnings, and generally offsets gains and losses from foreign exchange forwards within realized investment gains (losses). The Company also has certain foreign exchange forwards on U.S. dollar-denominated AFS securities where hedge accounting is not being applied.
In order to economically mitigate currency risk of future yen dividends from Aflac Japan while lowering consolidated hedge costs associated with Aflac Japan's U.S. dollar investment hedging the Parent Company entered into offsetting hedge positions using foreign exchange forwards. This activity is reported in the Corporate and other segment.

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

Item 8. Financial Statements and Supplementary Data

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2018			2017			2016
(In millions)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(1)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps	$0		$3	$0		$1	$1		$3
Total cash flow hedges	0	(2)	3	0	(2)	1	1	(2)	3
Fair value hedges:
Foreign currency forwards (3)	(116)			(180)			(359)
Foreign currency options (3)	4			11			(25)
Interest rate swaptions (3)	0		(1)	0		0	0		0
Total fair value hedges	(112)		(1)	(169)		0	(384)		0
Net investment hedge:
Non-derivative hedging instruments	0		(32)	0		(15)	0		0
Foreign currency forwards	0		0	0		(25)	0		(118)
Foreign currency options	0		(8)	0		5	0		73
Total net investment hedge	0		(40)	0		(35)	0		(45)
Non-qualifying strategies:
Foreign currency swaps	20			53			117
Foreign currency forwards	(135)			8			9
Credit default swaps	0			(1)			2
Interest rate swaps	3			0			0
Total non- qualifying strategies	(112)			60			128
Total	$(224)		$(38)	$(109)		$(34)	$(255)		$(42)
(1) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact of cash flow hedges reported as realized investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the years ended December 31, 2018 and 2017 and $1 million during the year ended December 31, 2016.
(3)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

The impact on earnings from derivatives in cash flow hedge relationships also included a loss of $2 million during the year ended December 31, 2018 and an immaterial amount during the years ended December 31, 2017 and 2016 resulting from reclassifications from accumulated other comprehensive income (loss) to net investment income. There was no gain or loss reclassified from accumulated other comprehensive income (loss) into earnings related to the net investment hedge for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

Credit Risk Assumed through Derivatives

For the foreign currency and credit default swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of loss due to counterparty default even though it is not a direct counterparty to those contracts.

The Company is a direct counterparty to the foreign currency swaps that it has entered into in connection with certain of its senior notes and subordinated debentures; foreign currency forwards; and foreign currency options, and therefore the Company is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. The risk of counterparty default for the Company's foreign currency swaps, certain foreign currency forwards, foreign currency options is mitigated by collateral posting requirements that counterparties to those transactions must meet.

Item 8. Financial Statements and Supplementary Data

As of December 31, 2018, there were 16 counterparties to the Company's derivative agreements, with three comprising 52% of the aggregate notional amount. The counterparties to these derivatives are financial institutions with the following credit ratings as of December 31:

	2018			2017
(In millions)	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value	Notional Amount of Derivatives	Asset Derivatives Fair Value	Liability Derivatives Fair Value
Counterparties' credit rating:
AA	$5,399	$63	$(23)	$4,708	$52	$(37)
A	32,513	350	(311)	20,604	271	(370)
BBB	443	4	(53)	439	8	(67)
Total	$38,355	$417	$(387)	$25,751	$331	$(474)

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $139 million and $264 million as of December 31, 2018 and 2017, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2018, the Company estimates that it would be required to post a maximum of $34 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Assets and Derivative Assets

2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$231	$0	$231	$(152)	$(23)	$(55)	$1
OTC - cleared	3	0	3	0	0	(3)	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	234	0	234	(152)	(23)	(58)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	183		183				183
Total derivative assets not subject to a master netting agreement or offsetting arrangement	183		183				183
Total derivative assets	417	0	417	(152)	(23)	(58)	184
Securities lending and similar arrangements	1,029	0	1,029	0	0	(1,029)	0
Total	$1,446	$0	$1,446	$(152)	$(23)	$(1,087)	$184

Item 8. Financial Statements and Supplementary Data

2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$180	$0	$180	$(82)	$0	$(98)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	180	0	180	(82)	0	(98)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	151		151				151
Total derivative assets not subject to a master netting agreement or offsetting arrangement	151		151				151
Total derivative assets	331	0	331	(82)	0	(98)	151
Securities lending and similar arrangements	592	0	592	0	0	(592)	0
Total	$923	$0	$923	$(82)	$0	$(690)	$151

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$(285)	$0	$(285)	$152	$37	$68	$(28)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	(285)	0	(285)	152	37	68	(28)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	(102)		(102)				(102)
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	(102)		(102)				(102)
Total derivative liabilities	(387)	0	(387)	152	37	68	(130)
Securities lending and similar arrangements	(1,052)	0	(1,052)	1,029	0	0	(23)
Total	$(1,439)	$0	$(1,439)	$1,181	$37	$68	$(153)

Item 8. Financial Statements and Supplementary Data

2017
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$(346)	$0	$(346)	$82	$245	$10	$(9)
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	(346)	0	(346)	82	245	10	(9)
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	(128)		(128)				(128)
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	(128)		(128)				(128)
Total derivative liabilities	(474)	0	(474)	82	245	10	(137)
Securities lending and similar arrangements	(606)	0	(606)	592	0	0	(14)
Total	$(1,080)	$0	$(1,080)	$674	$245	$10	$(151)

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$32,993	$1,349	$0	$34,342
Municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities	0	162	177	339
Public utilities	0	7,062	109	7,171
Sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions	0	8,895	23	8,918
Other corporate	0	28,789	213	29,002
Total fixed maturity securities	32,993	49,380	522	82,895	(1)
Equity securities (1)	874	67	46	987	(1)
Other investments	152	0	0	152
Cash and cash equivalents	4,337	0	0	4,337
Other assets:
Foreign currency swaps	0	103	182	285
Foreign currency forwards	0	126	0	126
Foreign currency options	0	3	0	3
Interest rate swaps	0	3	0	3
Total other assets	0	235	182	417
Total assets	$38,356	$49,682	$750	$88,788
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$132	$102	$234
Foreign currency forwards	0	151	0	151
Foreign currency options	0	1	0	1
Interest rate swaptions	0	1	0	1
Total liabilities	$0	$285	$102	$387

(1) Includes perpetual securities

Item 8. Financial Statements and Supplementary Data

	2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies	$30,109	$1,121	$0	$31,230
Municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities	0	269	175	444
Public utilities	0	7,886	68	7,954
Sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions	0	8,908	25	8,933
Other corporate	0	32,327	146	32,473
Total fixed maturity securities	30,109	53,790	414	84,313	(1)
Equity securities	1,001	6	16	1,023
Other investments	57	0	0	57
Cash and cash equivalents	3,491	0	0	3,491
Other assets:
Foreign currency swaps	0	146	150	296
Foreign currency forwards	0	22	0	22
Foreign currency options	0	12	0	12
Credit default swaps	0	0	1	1
Total other assets	0	180	151	331
Total assets	$34,658	$53,976	$581	$89,215
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$69	$128	$197
Foreign currency forwards	0	274	0	274
Foreign currency options	0	3	0	3
Total liabilities	$0	$346	$128	$474

(1) Includes perpetual securities

Item 8. Financial Statements and Supplementary Data

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,712	$27,030	$8	$0	$27,038
Municipalities	359	0	469	0	469
Mortgage and asset-backed securities	14	0	0	15	15
Public utilities	2,727	0	2,973	0	2,973
Sovereign and supranational	1,551	0	1,840	0	1,840
Banks/financial institutions	1,445	0	1,583	0	1,583
Other corporate	2,510	0	2,804	0	2,804
Other investments (1)	6,945	0	26	6,893	6,919
Total assets	$37,263	$27,030	$9,703	$6,908	$43,641
Liabilities:
Other policyholders’ funds	$7,146	$0	$0	$7,067	$7,067
Notes payable (excluding capital leases)	5,765	0	5,606	270	5,876
Total liabilities	$12,911	$0	$5,606	$7,337	$12,943
(1) Excludes policy loans of $232 and equity method investments of $377, at carrying value

Item 8. Financial Statements and Supplementary Data

		2017
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,331	$26,491	$0	$0	$26,491
Municipalities	357	0	462	0	462
Mortgage and asset-backed securities	26	0	8	19	27
Public utilities	3,300	0	3,698	0	3,698
Sovereign and supranational	1,523	0	1,835	0	1,835
Banks/financial institutions	2,206	0	2,387	0	2,387
Other corporate	2,687	0	3,172	0	3,172
Other investments (1)	3,017	0	15	2,987	3,002
Total assets	$34,447	$26,491	$11,577	$3,006	$41,074
Liabilities:
Other policyholders’ funds	$6,939	$0	$0	$6,841	$6,841
Notes payable (excluding capital leases)	5,267	0	5,288	265	5,553
Total liabilities	$12,206	$0	$5,288	$7,106	$12,394

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

Item 8. Financial Statements and Supplementary Data

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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$32,993	$1,349	$0	$34,342
Total government and agencies	32,993	1,349	0	34,342
Municipalities:
Third party pricing vendor	0	1,863	0	1,863
Total municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities:
Third party pricing vendor	0	162	0	162
Broker/other	0	0	177	177
Total mortgage- and asset-backed securities	0	162	177	339
Public utilities:
Third party pricing vendor	0	7,062	0	7,062
Broker/other	0	0	109	109
Total public utilities	0	7,062	109	7,171
Sovereign and supranational:
Third party pricing vendor	0	1,260	0	1,260
Total sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions:
Third party pricing vendor	0	8,895	0	8,895
Broker/other	0	0	23	23
Total banks/financial institutions	0	8,895	23	8,918
Other corporate:
Third party pricing vendor	0	28,789	0	28,789
Broker/other	0	0	213	213
Total other corporate	0	28,789	213	29,002
Total securities available for sale	$32,993	$49,380	$522	$82,895	(1)
Equity securities, carried at fair value: (1)
Third party pricing vendor	$874	$67	$0	$941
Broker/other	0	0	46	46
Total equity securities	$874	$67	$46	$987	(1)

(1) Includes perpetual securities

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,030	$8	$0	$27,038
Total government and agencies	27,030	8	0	27,038
Municipalities:
Third party pricing vendor	0	469	0	469
Total municipalities	0	469	0	469
Mortgage- and asset-backed securities:
Broker/other	0	0	15	15
Total mortgage- and asset-backed securities	0	0	15	15
Public utilities:
Third party pricing vendor	0	2,973	0	2,973
Total public utilities	0	2,973	0	2,973
Sovereign and supranational:
Third party pricing vendor	0	1,840	0	1,840
Total sovereign and supranational	0	1,840	0	1,840
Banks/financial institutions:
Third party pricing vendor	0	1,583	0	1,583
Total banks/financial institutions	0	1,583	0	1,583
Other corporate:
Third party pricing vendor	0	2,804	0	2,804
Total other corporate	0	2,804	0	2,804
Total securities held to maturity	$27,030	$9,677	$15	$36,722

Item 8. Financial Statements and Supplementary Data

	2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities: (1)
Government and agencies:
Third party pricing vendor	$30,109	$1,121	$0	$31,230
Total government and agencies	30,109	1,121	0	31,230
Municipalities:
Third party pricing vendor	0	1,370	0	1,370
Total municipalities	0	1,370	0	1,370
Mortgage- and asset-backed securities:
Third party pricing vendor	0	269	0	269
Broker/other	0	0	175	175
Total mortgage- and asset-backed securities	0	269	175	444
Public utilities:
Third party pricing vendor	0	7,886	0	7,886
Broker/other	0	0	68	68
Total public utilities	0	7,886	68	7,954
Sovereign and supranational:
Third party pricing vendor	0	1,807	0	1,807
Broker/other	0	102	0	102
Total sovereign and supranational	0	1,909	0	1,909
Banks/financial institutions:
Third party pricing vendor	0	8,908	0	8,908
Broker/other	0	0	25	25
Total banks/financial institutions	0	8,908	25	8,933
Other corporate:
Third party pricing vendor	0	32,327	0	32,327
Broker/other	0	0	146	146
Total other corporate	0	32,327	146	32,473
Total securities available for sale	$30,109	$53,790	$414	$84,313	(1)
Equity securities, carried at fair value:
Third party pricing vendor	$1,001	$6	$0	$1,007
Broker/other	0	0	16	16
Total equity securities	$1,001	$6	$16	$1,023

(1) Includes perpetual securities

Item 8. Financial Statements and Supplementary Data

	2017
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$26,491	$0	$0	$26,491
Total government and agencies	26,491	0	0	26,491
Municipalities:
Third party pricing vendor	0	462	0	462
Total municipalities	0	462	0	462
Mortgage- and asset-backed securities:
Third party pricing vendor	0	8	0	8
Broker/other	0	0	19	19
Total mortgage- and asset-backed securities	0	8	19	27
Public utilities:
Third party pricing vendor	0	3,698	0	3,698
Total public utilities	0	3,698	0	3,698
Sovereign and supranational:
Third party pricing vendor	0	1,835	0	1,835
Total sovereign and supranational	0	1,835	0	1,835
Banks/financial institutions:
Third party pricing vendor	0	2,387	0	2,387
Total banks/financial institutions	0	2,387	0	2,387
Other corporate:
Third party pricing vendor	0	3,172	0	3,172
Total other corporate	0	3,172	0	3,172
Total securities held to maturity	$26,491	$11,562	$19	$38,072

The following is a discussion of the determination of fair value of the Company's remaining financial instruments.

Derivatives

The Company uses derivative instruments to manage the risk associated with certain assets. However, the derivative instrument may not be classified in the same fair value hierarchy level as the associated asset. The Company uses pricing models to determine the estimated fair value of derivatives. Inputs used to value derivatives include, but are not limited to, interest rates, credit spreads, foreign currency forward and spot rates, and interest volatility. The significant inputs to pricing derivatives are generally observable in the market or can be derived by observable market data. When these inputs are observable, the derivatives are classified as Level 2.

The fair values of the foreign currency forwards and options associated with certain investments; the foreign currency forwards and options used to hedge foreign exchange risk from the Company's net investment in Aflac Japan and economically hedge certain portions of forecasted cash flows denominated in yen; and the foreign currency swaps associated with certain senior notes are based on the amounts the Company would expect to receive or pay. The determination of the fair value of these derivatives is based on observable market inputs, therefore they are classified as Level 2.

To determine the fair value of its interest rate derivatives, the Company uses inputs that are generally observable in the market or can be derived from observable market data. Interest rate swaps are cleared trades. In a cleared swap contract the clearinghouse provides benefits to the counterparties similar to contracts listed for investment traded on an exchange since it maintains a daily margin to mitigate counterparties credit risk. These derivatives are priced using

Item 8. Financial Statements and Supplementary Data

observable inputs, accordingly, they are classified as Level 2. For its interest rate swaptions, the Company estimates their fair values using observable market data, including interest rate curves and volatilities. Their fair values are also classified as Level 2.
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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis for the years ended December 31, 2018 and 2017, respectively.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3 as of December 31.

Item 8. Financial Statements and Supplementary Data

2018
	Fixed Maturity Securities				Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	(1)	54	(1)	52
Unrealized gains (losses) included in other comprehensive income (loss)	2	1	(2)	1	0	4	0	6
Purchases, issuances, sales and settlements:
Purchases	0	40	0	56	31	0	0	127
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(6)	0	0	0	(6)
Transfers into Level 3	0	0	0	16	0	0	0	16
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$177	$109	$23	$213	$46	$80	$0	$648
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0	$0	$0	$(1)	$54	$(1)	$52

(1) Derivative assets and liabilities are presented net

2017
	Fixed Maturity Securities						Equity Securities		Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate				Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$198	$16		$25	$0		$3		$(21)	$2	$223
Realized investment gains (losses) included in earnings	0	0		0	0		0		43	(1)	42
Unrealized gains (losses) included in other comprehensive income (loss)	3	0		0	2		0		0	0	5
Purchases, issuances, sales and settlements:
Purchases	0	76		0	122		16		0	0	214
Issuances	0	0		0	0		0		0	0	0
Sales	0	0		0	(2)		(1)		0	0	(3)
Settlements	(26)	0		0	0		0		0	0	(26)
Transfers into Level 3	0	0		0	24	(2)	0		0	0	24
Transfers out of Level 3	0	(24)	(2)	0	0		(2)	(3)	0	0	(26)
Balance, end of period	$175	$68		$25	$146		$16		$22	$1	$453
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in realized investment gains (losses)	$0	$0		$0	$0		$0		$43	$(1)	$42

(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change
(3) Transfer due to change in accounting method

Item 8. Financial Statements and Supplementary Data

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments and derivatives carried at fair value as of December 31. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

2018
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$177	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	109	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	213	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	46	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	125	Discounted cash flow	Interest rates (USD)	2.75% - 2.84%	(b)
			Interest rates (JPY)	.18% - .71%	(c)
			CDS spreads	19 - 120 bps
	57	Discounted cash flow	Interest rates (USD)	2.75% - 2.84%	(b)
			Interest rates (JPY)	.18% - .71%	(c)
Total assets	$750
Liabilities:
Other liabilities:
Foreign currency swaps	$98	Discounted cash flow	Interest rates (USD)	2.75% - 2.84%	(b)
			Interest rates (JPY)	.18% - .71%	(c)
			CDS spreads	28 - 211 bps
	4	Discounted cash flow	Interest rates (USD)	2.75% - 2.84%	(b)
			Interest rates (JPY)	.18% - .71%	(c)
Total liabilities	$102

(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

Item 8. Financial Statements and Supplementary Data

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

Item 8. Financial Statements and Supplementary Data

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

Interest Rates and CDS Spreads

The significant drivers of the valuation of the interest and foreign exchange swaps are interest rates and CDS spreads. Some of the Company's swaps have long maturities that increase the sensitivity of the swaps to interest rate fluctuations. For the Company's foreign exchange or cross currency swaps that are in a net asset position, an increase in yen interest rates (all other factors held constant) will decrease the present value of the yen final settlement receivable (receive leg), thus decreasing the value of the swap as long as the derivative remains in a net asset position.
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

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.5 billion in 2018, compared with $1.5 billion in 2017 and $1.4 billion in 2016. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2018		2017
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$6,150	$3,355	$5,765	$3,228
Capitalization	833	669	839	629
Amortization	(710)	(534)	(630)	(502)
Foreign currency translation and other	111	1	176	0
Balance, end of year	$6,384	$3,491	$6,150	$3,355

Item 8. Financial Statements and Supplementary Data

Commissions deferred as a percentage of total acquisition costs deferred were 72% in 2018, compared with 72% in 2017 and 74% in 2016.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 54% in 2018, compared with 56% in 2017 and 53% in 2016. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2018	2017	2016
Advertising expense:
Aflac Japan	$108	$100	$100
Aflac U.S.	110	110	124
Total advertising expense	$218	$210	$224

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2018	2017	2016
Depreciation expense	$48	$50	$48
Other amortization expense	1	3	6
Total depreciation and other amortization expense	$49	$53	$54

Lease and rental expense, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2018	2017	2016
Lease and rental expense:
Aflac Japan	$53	$52	$53
Aflac U.S.	16	21	21
Other	4	2	1
Total lease and rental expense	$73	$75	$75

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 84%, 4%, 5% and 7% of total policy liabilities at December 31, 2018, respectively. The Company regularly reviews the adequacy of its policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

Item 8. Financial Statements and Supplementary Data

		Liability Amounts				Interest Rates
(In millions)	Policy Issue Year	2018		2017		Year of Issue	In 20 Years
Health insurance:
Japan:	1992 - 2018	$11,598		$10,167		1.0 - 2.5%	1.0 - 2.5%
	1974 - 2013	1,161		1,133		2.7 - 2.75	2.25 - 2.75
	1998 - 2018	12,764		12,386		3.0	3.0
	1997 - 1999	2,452		2,454		3.5	3.5
	1994 - 1996	3,056		3,046		4.0 - 4.5	4.0 - 4.5
	1987 - 1994	14,722		14,829		5.5	5.5
	1985 - 1991	1,779		1,816		5.25 - 6.75	5.25 - 5.5
	1978 - 1984	1,964		2,037		6.5	5.5

U.S.:	2013 - 2018	96		82		3.0 - 3.5	3.0 - 3.5
	2012 - 2018	1,682		1,366		3.75	3.75
	2011	353		343		4.75	4.75
	2005 - 2010	2,946		2,944		5.5	5.5
	1988 - 2004	641		656		8.0	6.0
	1986 - 2004	1,245		1,296		6.0	6.0
	1981 - 1986	151		159		6.5 - 7.0	5.5 - 6.5
	1998 - 2004	1,311		1,310		7.0	7.0
	Other	17		18

Intercompany eliminations:	2015	(583)	(1)	(609)	(1)	2.0	2.0

Life insurance:
Japan:	2001 - 2018	10,296		8,850		1.0 - 1.85	1.0 - 1.85
	2011 - 2017	5,116		4,763		2.0	2.0
	2009 - 2011	3,867		3,393		2.25	2.25
	1992 - 2006	5		5		2.19	1.55
	2005 - 2011	1,769		1,642		2.5	2.5
	1985 - 2006	2,057		2,048		2.7	2.25
	2007 - 2011	1,380		1,319		2.75	2.75
	1999 - 2011	2,249		2,189		3.0	3.0
	1996 - 2009	678		675		3.5	3.5
	1994 - 1996	901		908		4.0 - 4.5	4.0 - 4.5

U.S.:	1956 - 2018	695		632		3.5 - 6.0	3.5 - 6.0
Total		$86,368		$81,857
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.3% in 2018, compared with 3.4% in 2017 and 3.5% in 2016; and for U.S. policies, 5.3% in 2018, compared with 5.4% in 2017 and 5.5% in 2016.

Item 8. Financial Statements and Supplementary Data

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2018	2017	2016
Unpaid supplemental health claims, beginning of period	$3,884	$3,707	$3,548
Less reinsurance recoverables	30	27	26
Net balance, beginning of period	3,854	3,680	3,522
Add claims incurred during the period related to:
Current year	7,101	6,979	7,037
Prior years	(563)	(518)	(465)
Total incurred	6,538	6,461	6,572
Less claims paid during the period on claims incurred during:
Current year	4,612	4,530	4,613
Prior years	1,898	1,822	1,865
Total paid	6,510	6,352	6,478
Effect of foreign exchange rate changes on unpaid claims	43	65	64
Net balance, end of period	3,925	3,854	3,680
Add reinsurance recoverables	27	30	27
Unpaid supplemental health claims, end of period	3,952	3,884	3,707
Unpaid life claims, end of period	632	508	338
Total liability for unpaid policy claims	$4,584	$4,392	$4,045

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $563 million for 2018 comprises approximately $419 million from Japan, which represents approximately 74% of the total. Excluding the impact of foreign exchange of a gain of approximately $14 million from December 31, 2017 to December 31, 2018, the favorable claims development in Japan would have been approximately $404 million, representing approximately 72% of the total.

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

As of December 31, 2018 and 2017, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. These advanced premiums represented 69% of the December 31, 2018 and 73% of the December 31, 2017 unearned premiums balances.

As of December 31, 2018 and 2017, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums. These annuities represented 97% of other policyholders' funds liability at December 31, 2018, compared with 98% at December 31, 2017 .

Item 8. Financial Statements and Supplementary Data

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion, as of December 31, 2018, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $941 million and $908 million as of December 31, 2018 and 2017, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 2% and ceded reserves increased approximately 2% from December 31, 2017, to December 31, 2018.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance for the years ended December 31.

(In millions)	2018	2017	2016
Direct premium income	$19,018	$18,875	$19,592
Ceded to other companies:
Ceded Aflac Japan closed blocks	(497)	(515)	(560)
Other	(58)	(51)	(48)
Assumed from other companies:
Retrocession activities	208	216	234
Other	6	6	7
Net premium income	$18,677	$18,531	$19,225

Direct benefits and claims	$12,293	$12,486	$13,240
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(450)	(473)	(509)
Eliminations	43	51	58
Other	(44)	(44)	(38)
Assumed from other companies:
Retrocession activities	209	209	222
Eliminations	(53)	(51)	(58)
Other	2	3	4
Benefits and claims, net	$12,000	$12,181	$12,919

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen of reserves. This reinsurance facility agreement was renewed in 2018 and is effective until December 31, 2019. There are also additional commitment periods of a one-year duration each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2018, the Company had not executed a reinsurance treaty under this committed reinsurance facility.

Item 8. Financial Statements and Supplementary Data

9. NOTES PAYABLE
A summary of notes payable as of December 31 follows:

(In millions)	2018	2017
2.40% senior notes paid November 2018	$0	$548
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	698	697
3.625% senior notes due November 2024	746	745
3.25% senior notes due March 2025	447	446
2.875% senior notes due October 2026	297	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	540	0
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	538	528
1.159% senior notes due October 2030 (principal amount 29.3 billion yen)	262	0
1.488% senior notes due October 2033 (principal amount 15.2 billion yen)	136	0
1.750% senior notes due October 2038 (principal amount 8.9 billion yen)	79	0
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	536	526
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2018 and 2017, principal amount 5.0 billion yen)	45	44
Variable interest rate loan due September 2023 (.47% in 2018 and 2017, principal amount 25.0 billion yen)	225	220
Capitalized lease obligations payable through 2025	13	22
Total notes payable	$5,778	$5,289

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

Item 8. Financial Statements and Supplementary Data

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

In March 2015, the Parent Company issued two series of senior notes totaling $1.0 billion through a U.S. public debt offering. The first series, which totaled $550 million, bore interest at a fixed rate of 2.40% per annum, payable semi-annually, and had a five-year maturity. The second series, which totaled $450 million, bears interest at a fixed rate of 3.25% per annum, payable semi-annually, and has a 10-year maturity. The Parent Company has entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, the Parent Company economically converted its $550 million liability into a 67.0 billion yen liability and reduced the interest rate on this debt from 2.40% in dollars to .24% in yen, and the Parent Company economically converted its $450 million liability into a 55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen. In November 2018, the Parent Company used the net proceeds from the October 2018 issuance of its senior notes to redeem $550 million of the Parent Company's 2.40% senior notes due 2020.

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

Item 8. Financial Statements and Supplementary Data

In February 2012, the Parent Company issued $350 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.00% per annum, payable semiannually, and have a 10-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. The Parent Company entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into these swaps, the Parent Company economically converted its $350 million liability into a 27.0 billion yen liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2018, are as follows:

(In millions)	Long-term Debt	Capitalized Lease Obligations	Total Notes Payable
2019	$0	$5	$5
2020	0	3	3
2021	45	2	47
2022	350	1	351
2023	925	1	926
Thereafter	4,493	1	4,494
Total	$5,813	$13	$5,826

Item 8. Financial Statements and Supplementary Data

A summary of the Company's lines of credit as of December 31, 2018 follows:

Borrower	Type	Original Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 27, 2019	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	3 years	March 31, 2019, or the date commitments are terminated pursuant to an event of default	100.0 billion yen	0.0 billion yen
A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period
							No later than March 31, 2019	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	April 4, 2023, or the date commitments are terminated pursuant to an event of default	55.0 billion yen, or the equivalent amount in U.S. dollars	0.0 billion yen
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
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 29, 2019	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2019	50.0 billion yen	0.0 billion yen	Three-month TIBOR plus 80 basis points per annum	3 months	None	General corporate purposes

(1) Intercompany credit agreement

The Parent Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2018. No events of default or defaults occurred during 2018 and 2017.

Item 8. Financial Statements and Supplementary Data

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2018:
Current	$771	$608	$1,379
Deferred	93	(409)	(316)
Total income tax expense	$864	$199	$1,063
2017:
Current	$722	$(91)	$631
Deferred	(24)	(1,193)	(1,217)
Total income tax expense	$698	$(1,284)	$(586)
2016:
Current	$650	$234	$884
Deferred	136	388	524
Total income tax expense	$786	$622	$1,408

The Japan income tax rate for the fiscal year 2016 was 28.8%. The rate was reduced to 28.2% for the fiscal year 2017 and was further reduced to 28.0% for the fiscal year 2018.

For the United States, the Tax Cuts and Jobs Act (Tax Act) was signed into law on December 22, 2017. Effective January 1, 2018, the Tax Act imposed a broad number of changes in tax law, including the permanent reduction of the U.S. federal statutory corporate income tax rate from 35% to 21%.
In accordance with Staff Accounting Bulletin 118 (SAB 118) issued by the U.S. Securities and Exchange Commission in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting was not complete. As of the enactment date, the Company estimated provisional amounts for its deferred taxes, including related valuation allowance, resulting in a reduction of its deferred tax assets (DTAs) by approximately $1.0 billion and its deferred tax liabilities (DTLs) by $2.9 billion, for a net DTL reduction of approximately $1.9 billion. The provisions of ASC 740-10, Income Taxes, require that the effects of changes in tax law on deferred taxes be recognized as a component of the income tax provision in the period the tax rate change was enacted. Therefore, the $1.9 billion provisional amount of net DTL reduction was recorded in the fourth quarter of 2017 as a reduction in the “Income tax expense, Deferred” line item of the Company’s consolidated statement of earnings.

In 2018, the Company recorded additional income tax expense of $.4 million resulting from a decrease in the SAB 118 provisional estimate related to Japan deferred tax balances. No further adjustment was made to the SAB 118 provisional estimate related to the valuation allowance. As of December 31, 2018, the Company has completed its accounting for the Tax Act in accordance with SAB 118.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% in 2018 and 35% in 2017 and 2016 to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2018	2017	2016
Income taxes based on U.S. statutory rates	$836	$1,406	$1,424
Foreign rate differential	220	0	0
Write-down of U.S. deferred tax liabilities for tax reform change	0	(1,933)	0
Utilization of foreign tax credit	(3)	(27)	(30)
Nondeductible expenses	21	10	8
Other, net	(11)	(42)	6
Income tax expense	$1,063	$(586)	$1,408

Item 8. Financial Statements and Supplementary Data

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2018	2017	2016
Statements of earnings	$1,063	$(586)	$1,408
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	10	52	70
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	(787)	575	962
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	(12)	1	18
Unrealized gains (losses) on derivatives during period	0	0	1
Pension liability adjustment during period	(8)	3	(16)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	(797)	631	1,035
Additional paid-in capital (exercise of stock options)	0	0	(10)
Total income taxes	$266	$45	$2,433

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2018	2017
Deferred income tax liabilities:
Deferred policy acquisition costs	$3,404	$3,285
Unrealized gains and other basis differences on investments	1,307	2,882
Premiums receivable	149	104
Policy benefit reserves	3,828	3,557
Total deferred income tax liabilities	8,688	9,828
Deferred income tax assets:
Unfunded retirement benefits	8	8
Other accrued expenses	40	141
Policy and contract claims	775	870
Foreign currency loss on Aflac Japan	38	67
Deferred compensation	163	155
Capital loss carryforwards	5	0
Depreciation	119	114
Anticipatory foreign tax credit	4,040	4,504
Deferred foreign tax credit	591	0
Other	150	57
Total deferred income tax assets before valuation allowance	5,929	5,916
Valuation allowance	(738)	(657)
Total deferred income tax assets after valuation allowance	5,191	5,259
Net deferred income tax liability	3,497	4,569
Current income tax liability	523	176
Total income tax liability	$4,020	$4,745

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. As noted above, the Company has determined a $577 million valuation allowance against its anticipatory foreign tax credit is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan deferred tax liabilities in the future. The Company has also determined a $161 million valuation allowance against its deferred foreign tax credits is necessary. Deferred foreign tax credits are foreign tax credits generated in the current tax year by the Japanese life company, but are unable to be utilized until 2019

Item 8. Financial Statements and Supplementary Data

due to Japan's current tax year not closing until March 31, 2019. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that, notwithstanding the items noted above, it is more likely than not that all other deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2018, there were non-life operating loss carryforwards of $21 million available to offset against future taxable income. The Company has capital loss carryforwards of $22 million available to offset capital gains, of which $4 million expires in 2021 and $18 million expires in 2023.

The Company files federal income tax returns in the United States and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. The Company is currently under audit by the State of Georgia for tax years 2014-2016. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2015 are no longer subject to examination. Japan corporate income tax returns for years before 2017 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2018	2017
Balance, beginning of year	$14	$294
Additions for tax positions of prior years	1	0
Reductions for tax positions of prior years	0	(280)
Balance, end of year	$15	$14

Included in the balance of the liability for unrecognized tax benefits at December 31, 2018, are $14 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $13 million at December 31, 2017. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $1 million as of December 31, 2018, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $1 million in interest and penalties in 2018, compared with $1 million in 2017 and $13 million in 2016. The Company has accrued approximately $2 million for the payment of interest and penalties as of December 31, 2018, compared with $2 million a year ago.

As of December 31, 2018, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.	SHAREHOLDERS' EQUITY
See Note 1 for a discussion of the stock split that occurred in March 2018. All share and per-share amounts have been adjusted to reflect the stock split for any of the periods presented.

Item 8. Financial Statements and Supplementary Data

The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

(In thousands of shares)	2018	2017	2016
Common stock - issued:
Balance, beginning of period	1,345,762	1,342,498	1,339,446
Exercise of stock options and issuance of restricted shares	1,778	3,264	3,052
Balance, end of period	1,347,540	1,345,762	1,342,498
Treasury stock:
Balance, beginning of period	564,852	530,877	490,686
Purchases of treasury stock:
Open market	28,949	35,510	43,236
Other	392	1,018	662
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,306)	(1,782)	(2,130)
Exercise of stock options	(519)	(734)	(1,366)
Other	(114)	(37)	(211)
Balance, end of period	592,254	564,852	530,877
Shares outstanding, end of period	755,286	780,910	811,621

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2018	2017	2016
Anti-dilutive share-based awards	44	510	1,822

The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2018	2017	2016
Weighted-average outstanding shares used for calculating basic EPS	769,588	792,042	822,942
Dilutive effect of share-based awards	5,062	5,819	4,899
Weighted-average outstanding shares used for calculating diluted EPS	774,650	797,861	827,841

Share Repurchase Program: During 2018, the Company repurchased 28.9 million shares of its common stock in the open market, compared with 35.5 million shares in 2017 and 43.2 million shares in 2016. As of December 31, 2018, a remaining balance of 69.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

Item 8. Financial Statements and Supplementary Data

Changes in Accumulated Other Comprehensive Income

2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
Cumulative effect of change in accounting principle - financial instruments	0	(148)	0	0	(148)
Cumulative effect of change in accounting principle - tax effects from tax reform	(325)	734	(3)	(32)	374
Other comprehensive income (loss) before reclassification	228	(2,350)	2	(30)	(2,150)
Amounts reclassified from accumulated other comprehensive income (loss)	0	34	0	13	47
Net current-period other comprehensive income (loss)	228	(2,316)	2	(17)	(2,103)
Balance, end of period	$(1,847)	$4,234	$(24)	$(212)	$2,151
All amounts in the table above are net of tax.

2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
Other comprehensive income (loss) before reclassification	233	1,158	1	(6)	1,386
Amounts reclassified from accumulated other comprehensive income (loss)	0	1	0	11	12
Net current-period other comprehensive income (loss)	233	1,159	1	5	1,398
Balance, end of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
All amounts in the table above are net of tax.

Item 8. Financial Statements and Supplementary Data

2016
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(2,196)	$2,986	$(26)	$(139)	$625
Other comprehensive income (loss) before reclassification	213	1,854	2	(32)	2,037
Amounts reclassified from accumulated other comprehensive income (loss)	0	(35)	0	3	(32)
Net current-period other comprehensive income (loss)	213	1,819	2	(29)	2,005
Balance, end of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
All amounts in the table above are net of tax.
For the year ended December 31, 2018, see Note 1 for discussion of the amounts reclassified between AOCI and retained earnings upon the adoption of new accounting pronouncements.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(63)	Other-than-temporary impairment losses realized
	17	Other gains (losses)
	(46)	Total before tax
	12	Tax (expense) or benefit(1)
	$(34)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(18)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	5	Tax (expense) or benefit(1)
	$(13)	Net of tax
Total reclassifications for the period	$(47)	Net of tax

(1) Based on 27% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see
Note 14 for additional details).

Item 8. Financial Statements and Supplementary Data

(In millions)	2017
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(29)	Other-than-temporary impairment losses realized
	27	Other gains (losses)
	(2)	Total before tax
	1	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(17)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	6	Tax (expense) or benefit(1)
	$(11)	Net of tax
Total reclassifications for the period	$(12)	Net of tax
(1) Based on 35% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

(In millions)	2016
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(83)	Other-than-temporary impairment losses realized
	136	Other gains (losses)
	53	Total before tax
	(18)	Tax (expense) or benefit(1)
	$35	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	11	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$32	Net of tax
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
As of December 31, 2018, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the "Plan"). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.
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

Item 8. Financial Statements and Supplementary Data

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of December 31, 2018, approximately 40.3 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2018, the only performance-based awards issued and outstanding were restricted stock awards.

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
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2018	2017	2016
Impact on earnings from continuing operations	$57	$51	$68
Impact on earnings before income taxes	57	51	68
Impact on net earnings	45	35	46
Impact on net earnings per share:
Basic	$.06	$.05	$.06
Diluted	.06	.05	.06

Stock Options
The following table summarizes stock option activity under the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2015	15,836	$25.47
Granted in 2016	1,328	30.70
Canceled in 2016	(362)	27.82
Exercised in 2016	(4,122)	24.46
Outstanding at December 31, 2016	12,680	26.28
Granted in 2017	626	35.80
Canceled in 2017	(236)	24.95
Exercised in 2017	(5,766)	30.11
Outstanding at December 31, 2017	7,304	28.03
Granted in 2018	67	44.59
Canceled in 2018	(167)	32.11
Exercised in 2018	(1,874)	26.78
Outstanding at December 31, 2018	5,330	$28.54

Item 8. Financial Statements and Supplementary Data

(In thousands of shares)	2018	2017	2016
Shares exercisable, end of year	3,917	4,208	8,986

The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $8.81 per share for 2018, compared with $7.64 for 2017 and $6.35 in 2016. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2018	2017	2016
Expected term (years)	7.0	5.9	6.4
Expected volatility	22.0%	26.0%	27.0%
Annual forfeiture rate	3.6	3.4	3.2
Risk-free interest rate	2.5	2.5	2.2
Dividend yield	2.4	2.5	2.9

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$11.07	-	$24.28	1,181	1.8	$20.76	1,181	$20.76
24.75	-	28.97	1,718	4.8	27.76	1,026	26.95
29.04	-	31.21	1,226	5.8	30.77	1,221	30.77
31.22	-	37.22	1,134	7.5	34.44	488	33.86
38.76	-	44.59	71	9.3	44.21	1	38.76
$11.07	-	$44.59	5,330	5.0	$28.54	3,917	$27.14

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $45.56 as of December 31, 2018, for those awards that have an exercise price currently below the closing price. As of December 31, 2018, the aggregate intrinsic value of stock options outstanding was $91 million, with a weighted-average remaining term of 5.0 years. The total number of in-the-money stock options exercisable as of December 31, 2018, was 3.9 million. The aggregate intrinsic value of stock options exercisable at that same date was $72 million, with a weighted-average remaining term of 4.1 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2018	2017	2016
Total intrinsic value of options exercised	$34	$87	$41
Cash received from options exercised	48	58	68
Tax benefit realized as a result of options exercised and restricted stock releases	25	74	45

Performance-Based Restricted Stock Awards

Under the Plan, the Company grants selected executive officers performance-based restricted stock awards (PBRS) each February whose vesting is contingent upon meeting various performance goals. PBRS are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In February

Item 8. Financial Statements and Supplementary Data

2018, the Company granted 432 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on a risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance, including modification for relative total shareholder return, may result in the ultimate award of 0% to 200% percent of the initial number of PBRS issued, with the potential for no award if company performance goals are not achieved during the three-year period. PBRS subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Key assumptions used to value PBRS granted during 2018 follows:

(In millions)	2018
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	16.48%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	2.29%

Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of our common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2015	3,630	$29.21
Granted in 2016	1,756	30.84
Canceled in 2016	(152)	30.33
Vested in 2016	(1,498)	26.84
Restricted stock at December 31, 2016	3,736	30.88
Granted in 2017	1,118	36.48
Canceled in 2017	(202)	32.23
Vested in 2017	(1,018)	31.09
Restricted stock at December 31, 2017	3,634	32.40
Granted in 2018	1,121	44.27
Canceled in 2018	(105)	34.39
Vested in 2018	(1,243)	31.64
Restricted stock at December 31, 2018	3,407	$36.52

As of December 31, 2018, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $36 million, of which $15 million (799 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.0 year. There are no other contractual terms covering restricted stock awards once vested.

Item 8. Financial Statements and Supplementary Data

13. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

Aflac reports statutory financial statements that are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NDOI). The NDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under Nebraska insurance law. The National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual (SAP) has been adopted by the state of Nebraska as a component of those prescribed or permitted practices. Additionally, the Director of the NDOI has the right to permit other specific practices which deviate from prescribed practices. Prior to the Japan branch conversion on April 1, 2018, Aflac had been given explicit permission by the Director of the NDOI for two such permitted practices. These permitted practices, which did not impact the calculation of net income on a statutory basis or prevent the triggering of a regulatory event in the Company's RBC calculation, were as follows:

•
Aflac reported as admitted assets the refundable lease deposits on the leases of commercial office space which house Aflac Japan's sales operations. These lease deposits are unique and part of the ordinary course of doing business in the country of Japan; these assets would be non-admitted under SAP.

•
Aflac entered into a reinsurance agreement effective March 31, 2015 with a then unauthorized reinsurer. The effective date of this agreement predated the effective date of Nebraska's Amended Credit for Reinsurance statute (44-416) allowing certified reinsurers and also predated the subsequent approval of the agreement's assuming reinsurer as a Certified Reinsurer, which occurred on August 30, 2015 and December 24, 2015, respectively. Aflac obtained a permitted practice to recognize this treaty and counterparty as a Certified Reinsurer for the purpose of determining the collateral required to receive reinsurance reserve credit.

On April 1, 2018, the Company entered into a series of transactions in order to complete the conversion of the Japan branch into a Japanese insurance corporation. As a result of the conversion, the permitted practices were no longer necessary, therefore they were canceled by the NDOI effective April 2, 2018. A reconciliation of Aflac's capital and surplus between SAP and practices permitted by the state of Nebraska is shown below for the years ended December 31:

(In millions)	2018	2017
Capital and surplus, Nebraska state basis	$2,600	$11,001
State Permitted Practice:
Refundable lease deposits – Japan	0	(43)
Reinsurance - Japan	0	(818)
Capital and surplus, NAIC basis	$2,600	$10,140

As of December 31, 2018, Aflac's capital and surplus significantly exceeded the required company action level capital and surplus of $.5 billion. As determined on a U.S. statutory accounting basis, Aflac's net income was $1.3 billion in 2018, $2.6 billion in 2017 and $2.8 billion in 2016.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $6.4 billion at December 31, 2018, compared with $6.7 billion at December 31, 2017. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM).

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of the Company's insurance subsidiary. Amounts available for dividends, management fees and other payments

Item 8. Financial Statements and Supplementary Data

to the Parent Company by its insurance subsidiaries may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Aflac must maintain adequate RBC for U.S. regulatory authorities, and Aflac Japan must maintain adequate solvency margins for Japanese regulatory authorities.

The maximum amount of dividends that can be paid to the Parent Company by Aflac without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2019 in excess of $1.3 billion would require such approval. Aflac declared dividends of $12.3 billion during 2018, including non-cash extraordinary dividends of $11.0 billion which represented the statutory book value of Aflac Japan on April 2, 2018.

After the Japan branch conversion as of April 1, 2018, Aflac Japan is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is basically defined as retained earnings excluding capital reserves, which represent equity generated by capital profits that are statutorily required in Japan, less net after-tax unrealized losses on available-for-sale securities based on the previous fiscal year-end. Prior to April 1, 2018, a portion of Aflac Japan earnings, as determined on a Japanese regulatory accounting basis, could be remitted each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Profit remittances to the United States could fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory earnings include Japanese regulatory accounting practices and fluctuations in currency translation of Aflac Japan's U.S. dollar-denominated investments and related investment income into yen. Profits remitted by Aflac Japan to the Parent Company, after April 1, 2018, and to Aflac U.S., prior to April 1, 2018, were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2018	2017	2016	2018	2017	2016
Profit remittances	$808	$1,150	$1,286	89.7	129.3	138.5

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

Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

Item 8. Financial Statements and Supplementary Data

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2018	2017	2018	2017	2018		2017
Projected benefit obligation:
Benefit obligation, beginning of year	$341	$329	$908	$798	$36		$37
Service cost	19	20	27	24	0		0
Interest cost	7	6	31	40	1		1
Actuarial (gain) loss	35	(10)	(69)	65	4		0
Benefits and expenses paid	(11)	(14)	(22)	(19)	(4)		(2)
Effect of foreign exchange rate changes	5	10	0	0	0		0
Benefit obligation, end of year	396	341	875	908	37		36

Plan assets:
Fair value of plan assets, beginning of year	270	229	448	359	0		0
Actual return on plan assets	(9)	16	(30)	61	0		0
Employer contributions	34	32	69	47	4		2
Benefits and expenses paid	(11)	(14)	(22)	(19)	(4)		(2)
Effect of foreign exchange rate changes	5	7	0	0	0		0
Fair value of plan assets, end of year	289	270	465	448	0		0
Funded status of the plans(1)	$(107)	$(71)	$(410)	$(460)	$(37)		$(36)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$95	$44	$174	$203	$9		$6
Prior service (credit) cost	(2)	(2)	(4)	(4)	0		0
Total included in accumulated other comprehensive income	$93	$42	$170	$199	$9		$6
Accumulated benefit obligation	$356	$307	$746	$756	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2018		2017		2016		2018		2017		2016		2018		2017		2016
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	1.25%		1.25%		1.75%		3.75%		4.25%		4.50%		3.75%		4.25%		4.50%
Discount rate - benefit obligations	1.25		1.25		1.25		4.25		3.75		4.25		4.25		3.75		4.25
Expected long-term return on plan assets	2.00		2.00		2.00		6.50		6.75		7.00		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	7.40	(2)	5.40	(2)	5.20	(2)
(1) Not applicable
(2)For the years 2018, 2017 and 2016, the health care cost trend rates are expected to trend down to 4.1% in 61 years, 4.5% in 77 years, and 4.5% in 74 years, respectively.
The Company determines its discount rate assumption for its pension retirement obligations based on indices for AA corporate bonds with an average duration of approximately 20 years for the Japan pension plans and 17 years for the U.S. pension plans, and determination of the U.S. pension plans discount rate utilizes the 85-year extrapolated yield

Item 8. Financial Statements and Supplementary Data

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects as of December 31, 2018:

(In millions)
One percentage point increase:
Increase in total service and interest costs	$0
Increase in postretirement benefit obligation	1

One percentage point decrease:
Decrease in total service and interest costs	$0
Decrease in postretirement benefit obligation	1

Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $25 million, $35 million and $17 million of other components of net periodic pension cost and postretirement costs (other than services costs) for the years ended December 31, 2018, 2017 and 2016, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$19	$20	$16	$27	$24	$23	$0	$0	$1
Interest cost	7	6	9	31	40	29	1	1	2
Expected return on plan assets	(6)	(5)	(4)	(26)	(24)	(23)	0	0	0
Amortization of net actuarial loss	1	2	1	16	14	13	1	1	1
Amortization of prior service cost (credit)	0	0	0	0	0	0	0	0	(11)
Net periodic (benefit) cost	$21	$23	$22	$48	$54	$42	$2	$2	$(7)

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

Item 8. Financial Statements and Supplementary Data

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net actuarial loss (gain)	$52	$(21)	$26	$(13)	$28	$27	$4	$0	$(4)
Amortization of net actuarial loss	(1)	(2)	(1)	(16)	(14)	(13)	(1)	(1)	(1)
Amortization of prior service cost	0	0	0	0	0	0	0	0	11
Total	$51	$(23)	$25	$(29)	$14	$14	$3	$(1)	$6

No transition obligations arose during 2018, and the transition obligations amortized to expense were immaterial for the years ended December 31, 2018, 2017 and 2016. Amortization of actuarial losses to expense in 2019 is estimated to be $4 million for the Japanese plans, $11 million for the U.S. plans and $1 million for the other postretirement benefits plan. Amortization of prior service costs and credits and transition obligations for all plans is expected to be negligible in 2019.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2019	$12	$25	$3
2020	12	26	3
2021	12	27	4
2022	19	36	4
2023	15	34	4
2024-2028	89	199	17

Funding

The Company plans to make contributions of $33 million to the Japanese funded defined benefit plan and $10 million to the U.S. funded defined benefit plan in 2019. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2018 were as follows:

Item 8. Financial Statements and Supplementary Data

	Japan Pension	U.S. Pension
Domestic equities	5%	40%
International equities	18	20
Fixed income securities	66	40
Other	11	0
Total	100%	100%

The U.S. Pension Plan had $39 million in cash at December 31, 2018. The plan fiduciaries authorized investing a contribution made to the Plan in 2018 on a graduated basis over a period of time.

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2018	2017
Japan pension plan assets:
Equities:
Japanese equity securities	$14	$37
International equity securities	50	50
Fixed income securities:
Japanese bonds	34	91
International bonds	160	62
Insurance contracts	31	30
Total	$289	$270

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2018	2017
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$120	$124
Mid cap equity funds	17	22
Real estate equity funds	13	13
International equity funds	92	108
Fixed income bond funds	179	175
Aflac Incorporated common stock	5	5
Cash and cash equivalents	39	1
Total	$465	$448

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

Item 8. Financial Statements and Supplementary Data

401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and provides for matching contributions which, starting January 1, 2018, the Company increased to 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation as a result of tax reform. In 2017 and 2016, the plan provided for matching contributions by the Company of 50% of each employee's contributions which were not in excess of 6% of the employee's annual compensation. Also, as a result of U.S. tax reform legislation enacted in December 2017, the Company announced it would made a one-time contribution of $500 to the 401(k) plan to all employees active on December 31, 2017. This contribution was made by January 31, 2018. The Company also provides a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who opted out of the future benefits of the U. S. defined benefit plan and for new U. S. employees.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $18 million in 2018, $15 million in 2017 and $11 million in 2016. The plan trustee held approximately 2.7 million shares of the Company's common stock for plan participants at December 31, 2018.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $31 million in 2018, 2017 and 2016.
15. COMMITMENTS AND CONTINGENT LIABILITIES
The Company has two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of four years and an aggregate remaining cost of 36.1 billion yen ($326 million using the December 31, 2018, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of five years and an aggregate remaining cost of 8.6 billion yen ($77 million using the December 31, 2018, exchange rate).

The Company has an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for its Japanese operation. The agreement has a remaining term of three years with an aggregate remaining cost of 10.4 billion yen ($94 million using the December 31, 2018, exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for its Japanese operation. The first agreement has a remaining term of one year with an aggregate remaining cost of .6 billion yen ($5 million using the December 31, 2018, exchange rate). The second agreement has a remaining term of four years with an aggregate remaining cost of 5.8 billion yen ($52 million using the December 31, 2018, exchange rate).

The Company leases office space and equipment under agreements that expire in various years through 2028. Future minimum lease payments due under non-cancelable operating leases at December 31, 2018, were as follows:

(In millions)
2019	$63
2020	47
2021	35
2022	31
2023	8
Thereafter	18
Total future minimum lease payments	$202

Item 8. Financial Statements and Supplementary Data

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by March 31, 2018, and a majority of the tax credit will be realized over the next four years. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits. Other guaranty fund assessments for the years ended December 31, 2018, 2017, and 2016 were immaterial.

16. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

In management's opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with the Company's annual audited financial statements.

Item 8. Financial Statements and Supplementary Data

(In millions, except for per-share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net premium income	$4,745	$4,706	$4,636	$4,591
Net investment income	837	862	870	874
Realized investment gains (losses)	(134)	3	56	(355)
Other income (loss)	16	18	15	16
Total revenues	5,464	5,589	5,577	5,126
Total benefits and expenses	4,482	4,458	4,431	4,404
Earnings before income taxes	982	1,131	1,146	722
Total income tax	265	299	301	197
Net earnings	$717	$832	$845	$525
Net earnings per basic share	$.92	$1.08	$1.10	$.69
Net earnings per diluted share	.91	1.07	1.09	.69
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Net premium income	$4,638	$4,665	$4,648	$4,580
Net investment income	794	802	811	812
Realized investment gains (losses)	(140)	(56)	30	15
Other income (loss)	17	17	17	17
Total revenues	5,309	5,428	5,506	5,424
Total benefits and expenses	4,411	4,383	4,431	4,425
Earnings before income taxes	898	1,045	1,075	999
Total income tax	306	332	359	(1,585)
Net earnings	$592	$713	$716	$2,584
Net earnings per basic share	$.74	$.90	$.91	$3.29
Net earnings per diluted share	.73	.89	.90	3.27

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2018 and 2017.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 22, 2019, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

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
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2018 Summary Compensation Table; 2018 Grants of Plan-Based Awards; 2018 Outstanding Equity Awards at Fiscal Year-End; 2018 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		87
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2018		89
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2018		90
		Consolidated Balance Sheets as of December 31, 2018 and 2017		91
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2018		93
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018		94
		Notes to the Consolidated Financial Statements		95
		Unaudited Consolidated Quarterly Financial Data		177

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018	187
		Schedule III -	Supplementary Insurance Information as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018	193
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2018	194

	3.	EXHIBIT INDEX

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

	4.5	-
Eighth Supplemental Indenture, dated as of June 10, 2013, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2023) - incorporated by reference from Form 8-K dated June 10, 2013, Exhibit 4.1 (File No. 001-07434).

	4.6	-
Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 4, 2014, Exhibit 4.1 (File No. 001-07434).

	4.7	-
Tenth Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.40% Senior Note due 2020) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.1 (File No. 001-07434).

	4.8	-
Eleventh Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.25% Senior Note due 2025) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.2 (File No. 001-07434).

	4.9	-
Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1 (File No. 001-07434).

	4.10	-
Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2 (File No. 001-07434).

	4.11	-
Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1 (File No. 001-07434).

	4.12	-
Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1 (File No. 001-07434).

	4.13	-
Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2 (File No. 001-07434).

4.14	-
Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3 (File No. 001-07434).

4.15	-
Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1 (File No. 001-07434).

4.16	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1 (File No. 001-07434).

4.17	-
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

10.10*	-	Third Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015.
10.11*	-	Aflac Incorporated 2013 Management Incentive Plan – incorporated by reference from the 2012 Proxy Statement, Appendix B (File No. 001-07434).
10.12*	-	Aflac Incorporated 2018 Management Incentive Plan - incorporated by reference from the 2017 Proxy Statement, Appendix B (File No. 001-07434).
10.13*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 – incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10 (File No. 001-07434).
10.14*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B (File No. 001-07434).
10.15*	-
Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5 (File No. 001-07434).

10.16*	-
Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6 (File No. 001-07434).

10.17*	-
Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7 (File No. 001-07434).

10.18*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A (File No. 001-07434).
10.19*	-
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13 (File No. 001-07434).

10.20*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.14 (File No. 001-07434).

10.21*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.15 (File No. 001-07434).

10.22*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.16 (File No. 001-07434).

10.23*	-
U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17 (File No. 001-07434).

10.24*	-
Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18 (File No. 001-07434).

10.25*	-
Notice of time based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22 (File No. 001-07434).

10.26*	-
Notice of performance based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.20 (File No. 001-07434).

10.27*	-
U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21 (File No. 001-07434).

10.28*	-
Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22 (File No. 001-07434).

10.29*	-
U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23 (File No. 001-07434).

10.30*	-
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

10.33*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1 (File No. 001-07434).
10.34*	-
Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33 (File No. 001-07434).

10.35*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34 (File No. 001-07434).

10.36*	-
Notice of time based restricted stock unit and restricted stock unit agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.1 (File No. 001-07434).

10.37*	-
2017 Notice of performance based restricted stock and restricted stock award agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.2 (File No. 001-07434).

10.38*	-
Notice of time based restricted stock unit and restricted stock unit agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.3 (File No. 001-07434).

10.39*	-
2018 Notice of performance based restricted stock and restricted stock award agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.4 (File No. 001-07434).

10.40*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26 (File No. 001-07434).
10.41*	-
Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27 (File No. 001-07434).

10.42*	-
Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29 (File No. 001-07434).

10.43*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1 (File No. 001-07434).
10.44*	-	Amendment to Aflac Employment Agreement with Eric M. Kirsch, dated November 30, 2017 – incorporated by reference from 2017 Form 10-K, Exhibit 10.42 (File No. 001-07434).
10.45*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1 (File No. 001-07434).
10.46*	-	Aflac Incorporated Employment Agreement with Charles D. Lake II, dated January 1, 2018 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.5 (File No. 001-07434).
10.47*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6 (File No. 001-07434).
10.48	-
Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December  19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1 (File No. 001-07434).

10.49	-
Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2 (File No. 001-07434).

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

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-200570 with respect to the Aflac Incorporated Market Director Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-219784 with respect to the AFL Stock Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-227244 with respect to the Aflac Incorporated shelf registration statement.
31.1	-	Certification of CEO dated February 22, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	-	Certification of CFO dated February 22, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32	-	Certification of CEO and CFO dated February 22, 2019, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	-	XBRL Taxonomy Extension Schema.

	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Copies of any exhibit are available upon request by calling our Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2018	2017	2016
Revenues:
Management and service fees from subsidiaries(1)	$190	$297	$265
Net investment income	69	30	18
Interest from subsidiaries(1)	4	5	5
Realized investment gains (losses)	90	67	84
Change in fair value of the cross-currency interest rate swaps	(106)	(68)	(159)
Total revenues	247	331	213
Operating expenses:
Interest expense	188	197	213
Other operating expenses(2)	225	180	277
Total operating expenses	413	377	490
Earnings before income taxes and equity in earnings of subsidiaries	(166)	(46)	(277)
Income tax expense (benefit)	(12)	(23)	(102)
Earnings before equity in earnings of subsidiaries	(154)	(23)	(175)
Equity in earnings of subsidiaries(1)	3,074	4,627	2,834
Net earnings	$2,920	$4,604	$2,659
(1)Eliminated in consolidation
(2)Includes expense of $13 in 2017 and $137 in 2016 for the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2018	2017	2016
Net earnings	$2,920	$4,604	$2,659
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	232	286	283
Unrealized gains (losses) on fixed maturity securities during period (1)	(3,109)	1,733	2,799
Unrealized gains (losses) on derivatives during period	2	1	3
Pension liability adjustment during period	(25)	9	(45)
Total other comprehensive income (loss) before income taxes	(2,900)	2,029	3,040
Income tax expense (benefit) related to items of other comprehensive income (loss)	(797)	631	1,035
Other comprehensive income (loss), net of income taxes	(2,103)	1,398	2,005
Total comprehensive income (loss)	$817	$6,002	$4,664

(1) See Note 1 of Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2018	2017
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $1,209 in 2018 and $1,163 in 2017)	$1,222	$1,213
Investments in subsidiaries(1)	26,230	26,869
Other investments	21	51
Cash and cash equivalents	1,767	1,725
Total investments and cash	29,240	29,858
Due from subsidiaries(1)	98	90
Income taxes receivable	176	121
Other assets	390	366
Total assets	$29,904	$30,435

Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$310	$341
Notes payable	5,765	5,267
Other liabilities	367	229
Total liabilities	6,442	5,837
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2018 and 2017; issued 1,347,540 shares in 2018 and 1,345,762 shares in 2017	135	135
Additional paid-in capital	2,177	2,052
Retained earnings	31,788	29,895
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,847)	(1,750)
Unrealized gains (losses) on fixed maturity securities (2)	4,234	5,964
Unrealized gains (losses) on derivatives	(24)	(23)
Pension liability adjustment	(212)	(163)
Treasury stock, at average cost	(12,789)	(11,512)
Total shareholders' equity	23,462	24,598
Total liabilities and shareholders' equity	$29,904	$30,435

(1)Eliminated in consolidation
(2) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018 related to financial instruments.
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$2,920	$4,604	$2,659
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(3,074)	(4,627)	(2,834)
Cash dividends received from subsidiaries	1,820	2,001	2,020
Other, net	99	(46)	294	(2)
Net cash provided (used) by operating activities	1,765	1,932	2,139
Cash flows from investing activities:
Fixed maturity securities sold	207	263	225
Fixed maturity securities purchased	(254)	(329)	(229)
Other investments sold (purchased)	31	(47)	6
Settlement of derivatives	(2)	223	0
Additional capitalization of subsidiaries(1)	(62)	(69)	(36)
Other, net	(107)	(218)	(25)
Net cash provided (used) by investing activities	(187)	(177)	(59)
Cash flows from financing activities:
Purchases of treasury stock	(1,301)	(1,351)	(1,422)
Proceeds from borrowings	1,020	1,040	986
Principal payments under debt obligations	(550)	(1,161)	(621)
Dividends paid to shareholders	(793)	(661)	(658)
Treasury stock reissued	58	33	46
Proceeds from exercise of stock options	34	38	36
Net change in amount due to/from subsidiaries(1)	(4)	(5)	(6)
Other, net	0	0	(125)	(2)
Net cash provided (used) by financing activities	(1,536)	(2,067)	(1,764)
Net change in cash and cash equivalents	42	(312)	316
Cash and cash equivalents, beginning of period	1,725	2,037	1,721
Cash and cash equivalents, end of period	$1,767	$1,725	$2,037

(1)Eliminated in consolidation
(2)Operating activities excludes and financing activities includes a cash outflow of $137 in 2016 for the payment associated with the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Notes to Condensed Financial Statements
The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Aflac Incorporated and Subsidiaries included in Part II, Item 8 of this report.
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2018	2017
2.40% senior notes paid November 2018	$0	$548
4.00% senior notes due February 2022	348	348
3.625% senior notes due June 2023	698	697
3.625% senior notes due November 2024	746	745
3.25% senior notes due March 2025	447	446
2.875% senior notes due October 2026	297	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	540	0
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	538	528
1.159% senior notes due October 2030 (principal amount 29.3 billion yen)	262	0
1.488% senior notes due October 2033 (principal amount 15.2 billion yen)	136	0
1.750% senior notes due October 2038 (principal amount 8.9 billion yen)	79	0
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	536	526
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2018 and 2017, principal amount 5.0 billion yen)	45	44
Variable interest rate loan due September 2023 (.47% in 2018 and 2017, principal amount 25.0 billion yen)	225	220
Total notes payable	$5,765	$5,267

Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In October 2018, the Parent Company issued $550 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.750% per annum, payable semi-annually, and have a 30-year maturity. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a United States Treasury security with a maturity comparable to the remaining term of the notes, plus 25 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. In November 2018, the Parent Company used the net proceeds from the October 2018 issuance of senior notes to redeem $550 million of the Parent Company's 2.40% senior notes due in 2020.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2018, are as follows:

(In millions)
2019	$0
2020	0
2021	45
2022	350
2023	925
Thereafter	4,493
Total	$5,813

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2018, the Parent Company's outstanding freestanding derivative contracts were swaps associated with its notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with the Parent Company's senior notes due in February 2022, June 2023, November 2024 and March 2025. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2018	2017	2016
Interest paid	$179	$195	$209
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	8	29	26

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2018:
Aflac Japan	$6,384	$80,672	$4,977	$7,145
Aflac U.S.	3,491	10,864	117	0
All other	0	183	0	1
Intercompany eliminations	0	(767)	(4)	0
Total	$9,875	$90,952	$5,090	$7,146
2017:
Aflac Japan	$6,150	$76,353	$5,840	$6,939
Aflac U.S.	3,355	10,506	119	0
All other	0	138	0	0
Intercompany eliminations	0	(748)	0	0
Total	$9,505	$86,249	$5,959	$6,939
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2018:
Aflac Japan	$12,762	$2,639	$8,913	$710	$2,374	$12,298
Aflac U.S.	5,708	727	2,887	534	1,736	5,707
All other	207	76	200	1	420	0
Total	$18,677	$3,442	$12,000	$1,245	$4,530	$18,005
2017:
Aflac Japan	$12,752	$2,463	$9,087	$630	$2,257	$12,092
Aflac U.S.	5,563	721	2,885	502	1,658	5,565
All other	216	36	209	0	421	0
Total	$18,531	$3,220	$12,181	$1,132	$4,336	$17,657
2016:
Aflac Japan	$13,537	$2,554	$9,828	$644	$2,326	$12,762
Aflac U.S.	5,454	703	2,869	497	1,593	5,452
All other	234	21	222	0	513	0
Total	$19,225	$3,278	$12,919	$1,141	$4,432	$18,214

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2018:
Life insurance in force	$151,457	$4,702	$0	$146,755	0%
Premiums:
Health insurance	$15,330	$541	$214	$15,003	1%
Life insurance	3,688	14	0	3,674	0
Total earned premiums	$19,018	$555	$214	$18,677	1%
2017:
Life insurance in force	$152,502	$4,121	$0	$148,381	0%
Premiums:
Health insurance	$14,829	$554	$222	$14,497	1%
Life insurance	4,046	12	0	4,034	0
Total earned premiums	$18,875	$566	$222	$18,531	1%
2016:
Life insurance in force	$151,093	$3,741	$0	$147,352	0%
Premiums:
Health insurance	$14,839	$595	$241	$14,485	1%
Life insurance	4,753	13	0	4,740	0
Total earned premiums	$19,592	$608	$241	$19,225	1%

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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 25, 2019
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 25, 2019
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Frederick J. Crawford	Executive Vice President,	February 25, 2019
(Frederick J. Crawford)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 25, 2019
(June Howard)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 25, 2019
(W. Paul Bowers)

/s/ Toshihiko Fukuzawa	Director	February 25, 2019
(Toshihiko Fukuzawa)

/s/ Douglas W. Johnson	Director	February 25, 2019
(Douglas W. Johnson)

/s/ Robert B. Johnson	Director	February 25, 2019
(Robert B. Johnson)

/s/ Thomas J. Kenny	Director	February 25, 2019
(Thomas J. Kenny)

/s/ Karole F. Lloyd	Director	February 25, 2019
(Karole F. Lloyd)

/s/ Joseph L. Moskowitz	Director	February 25, 2019
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 25, 2019
(Barbara K. Rimer)

/s/ Katherine T. Rohrer	Director	February 25, 2019
(Katherine T. Rohrer)

/s/ Melvin T. Stith	Director	February 25, 2019
(Melvin T. Stith)