Form 10-Q
period 2019-03-31
AFLAC INC
filed 2019-04-26
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 17, 2019
Common Stock, $.10 Par Value	745,469,119

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2019

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The March 31, 2019, and 2018, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aflac Incorporated:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of March 31, 2019, the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ KPMG LLP

Atlanta, Georgia
April 26, 2019

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2019	2018
Revenues:
Net premiums, principally supplemental health insurance	$4,691	$4,745
Net investment income	878	837
Realized investment gains (losses):
Other-than-temporary impairment losses realized	(2)	(7)
Other gains (losses)	73	(127)
Total realized investment gains (losses)	71	(134)
Other income (loss)	17	16
Total revenues	5,657	5,464
Benefits and expenses:
Benefits and claims, net	2,967	3,042
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	340	314
Insurance commissions	331	337
Insurance and other expenses	719	733
Interest expense	58	56
Total acquisition and operating expenses	1,448	1,440
Total benefits and expenses	4,415	4,482
Earnings before income taxes	1,242	982
Income taxes	314	265
Net earnings	$928	$717
Net earnings per share:
Basic	$1.23	$.92
Diluted	1.23	.91
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	751,423	778,550
Diluted	755,790	783,852
Cash dividends per share	$.27	$.26

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2019	2018
Net earnings	$928	$717
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(1)	824
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	3,196	(1,931)
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	(17)	(2)
Unrealized gains (losses) on derivatives during period	(3)	6
Pension liability adjustment during period	7	(3)
Total other comprehensive income (loss) before income taxes	3,182	(1,106)
Income tax expense (benefit) related to items of other comprehensive income (loss)	852	(763)
Other comprehensive income (loss), net of income taxes	2,330	(343)
Total comprehensive income (loss)	$3,258	$374

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $74,950 in 2019 and $73,007 in 2018)	$83,381	$78,429
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,756 in 2019 and $3,849 in 2018)	4,543	4,466
Fixed maturity securities held to maturity, at amortized cost (fair value $37,446 in 2019 and $36,722 in 2018)	30,163	30,318
Equity securities, at fair value	1,041	987
Commercial mortgage and other loans (includes $5,892 in 2019 and $5,528 in 2018 of consolidated variable interest entities)	7,180	6,919
Other investments (includes $374 in 2019 and $328 in 2018 of consolidated variable interest entities)	1,238	787
Cash and cash equivalents	3,892	4,337
Total investments and cash	131,438	126,243
Receivables	858	851
Accrued investment income	728	773
Deferred policy acquisition costs	9,892	9,875
Property and equipment, at cost less accumulated depreciation (1)	559	443
Other	2,204	2,221
Total assets	$145,679	$140,406
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$87,011	$86,368
Unpaid policy claims	4,625	4,584
Unearned premiums	4,859	5,090
Other policyholders’ funds	7,185	7,146
Total policy liabilities	103,680	103,188
Income taxes	5,182	4,020
Payables for return of cash collateral on loaned securities	1,969	1,052
Notes payable and lease obligations (1)	5,900	5,778
Other	2,899	2,906
Total liabilities	119,630	116,944
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2019 and 2018; issued 1,348,600 shares in 2019 and 1,347,540 shares in 2018	135	135
Additional paid-in capital	2,208	2,177
Retained earnings	32,513	31,788
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,848)	(1,847)
Unrealized gains (losses) on fixed maturity securities	6,561	4,234
Unrealized gains (losses) on derivatives	(26)	(24)
Pension liability adjustment	(206)	(212)
Treasury stock, at average cost	(13,288)	(12,789)
Total shareholders’ equity	26,049	23,462
Total liabilities and shareholders’ equity	$145,679	$140,406
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2019 related to leases.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$135	$2,177	$31,788	$2,151	$(12,789)	$23,462
Net earnings	0	0	928	0	0	928
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	(1)	0	(1)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	2,327	0	2,327
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	6	0	6
Dividends to shareholders ($.27 per share)	0	0	(203)	0	0	(203)
Exercise of stock options	0	11	0	0	0	11
Share-based compensation	0	8	0	0	0	8
Purchases of treasury stock	0	0	0	0	(517)	(517)
Treasury stock reissued	0	12	0	0	18	30
Balance at March 31, 2019	$135	$2,208	$32,513	$4,481	$(13,288)	$26,049

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2017	$135	$2,052	$29,895	$4,028	$(11,512)	$24,598
Cumulative effect of change in accounting principles, net of income tax(1)	0	0	(226)	226	0	0
Net earnings	0	0	717	0	0	717
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	447	0	447
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments(1)	0	0	0	(984)	0	(984)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Pension liability adjustment during period, net of income taxes	0	0	0	(34)	0	(34)
Dividends to shareholders ($.26 per share)	0	0	(203)	0	0	(203)
Exercise of stock options	0	14	0	0	0	14
Share-based compensation	0	10	0	0	0	10
Purchases of treasury stock	0	0	0	0	(309)	(309)
Treasury stock reissued	0	13	0	0	16	29
Balance at March 31, 2018	$135	$2,089	$30,183	$3,685	$(11,805)	$24,287

(1) See Note 1 of the Notes to the Consolidated Financial Statements in the Company's 2018 Annual Report on Form 10-K
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2019	2018
Cash flows from operating activities:
Net earnings	$928	$717
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	35	14
Capitalization of deferred policy acquisition costs	(357)	(349)
Amortization of deferred policy acquisition costs	340	314
Increase in policy liabilities	468	572
Change in income tax liabilities	316	(131)
Realized investment (gains) losses	(71)	134
Other, net	(115)	(33)
Net cash provided (used) by operating activities	1,544	1,238
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	760	943
Equity securities	153	157
Held-to-maturity fixed maturity securities	155	50
Commercial mortgage and other loans	493	146
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,548)	(3,975)
Equity securities	(151)	(166)
Commercial mortgage and other loans	(669)	(1,772)
Other investments, net	(442)	(125)
Settlement of derivatives, net	(3)	(1)
Cash received (pledged or returned) as collateral, net	976	4,578
Other, net	(15)	(34)
Net cash provided (used) by investing activities	(1,291)	(199)
Cash flows from financing activities:
Purchases of treasury stock	(490)	(296)
Proceeds from borrowings	0	2
Dividends paid to shareholders	(195)	(195)
Change in investment-type contracts, net	(13)	7
Treasury stock reissued	12	14
Other, net	0	(5)
Net cash provided (used) by financing activities	(686)	(473)
Effect of exchange rate changes on cash and cash equivalents	(12)	23
Net change in cash and cash equivalents	(445)	589
Cash and cash equivalents, beginning of period	4,337	3,491
Cash and cash equivalents, end of period	$3,892	$4,080
Supplemental disclosures of cash flow information:
Income taxes paid	$(2)	$396
Interest paid	36	36
Noncash interest	22	21
Impairment losses included in realized investment losses	2	7
Noncash financing activities:
Lease obligations	1	1
Treasury stock issued for:
Associate stock bonus	6	5
Shareholder dividend reinvestment	8	8
Share-based compensation grants	4	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 68% and 71% of the Company's total revenues in the three-month periods ended March 31, 2019 and 2018, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 84% at March 31, 2019 and December 31, 2018, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2019, and December 31, 2018, the consolidated statements of earnings and comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2019 and 2018. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report).

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standard Update (ASU) 2018-15
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
		Early adopted as of January 1, 2019	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations or disclosures

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2016-02
Leases

as clarified and amended by:
ASU 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842,
ASU 2018-10, Codification Improvements to Topic 842, Leases,
ASU 2018-11, Leases, Targeted Improvements, and
ASU 2018-20, Leases: Narrow-Scope Improvements for Lessors

In February 2016, the FASB issued updated guidance for accounting for leases (“Leases Update”). Per the Leases Update, lessees are required to recognize all leases on the balance sheet with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Leases Update provided a number of optional practical expedients. The Company elected the "package of practical expedients," which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Under the Leases Update, lessor accounting is largely unchanged.
In January 2018, an amendment was issued to the Leases Update which provided an entity with the option to elect a transition practical expedient to not evaluate land easements that exist or expired before the entity's adoption of the Leases Update and that were not previously accounted for as leases.

In July 2018, the FASB issued two amendments to the Leases Update which clarified, corrected errors in, or made minor improvements to the Leases Update and provided entities with an optional transition method to adopt the Leases Update by recording a cumulative-effect adjustment to beginning retained earnings. Additionally, the amendments provided lessors with a practical expedient to not separate nonlease components from associated lease components and instead account for those components as a single component under certain conditions.
In December 2018, an amendment to the Leases Update was issued to clarify: 1) lessor accounting for all sales (and other similar) taxes; 2) the handling of certain lessor costs when the amount of those costs is not readily determinable; and 3) lessor allocation of certain variable payments to the lease and non-lease components.

January 1, 2019
The Company has operating and finance leases for office space and equipment. The Company elected the short-term lease exemption for all classes of leases which allows the Company to not recognize right-of-use assets and lease liabilities on the consolidated balance sheet and allows the Company to recognize the lease expense for short-term leases on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and applied it to all classes of leases where the non-lease components are not significant. Some of the Company's leases include options to extend or terminate the lease and the lease terms may include such options when it is reasonably certain that the Company will exercise that option. Certain leases also include options to purchase the leased property. The leases within scope of the Leases Update increased the Company's right-of-use assets and lease liabilities recorded in its consolidated balance sheet by $134 million.
As of January 1, 2019, the Company did not have land easements, but has elected the practical expedient as a safe harbor.
The Company elected the optional transition method and as a safe harbor, the practical expedient provided to lessors.
The Company has made an accounting policy election to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.
The adoption of the Leases Update and related amendments did not have a significant impact on the Company's financial position, results of operations, or disclosures.

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
ASU 2018-13 Fair Value Measurement, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued amendments to the disclosure requirements on fair value measurements. The amendments remove, modify, and add certain disclosures. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Further, an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date.
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

The Company is thoroughly evaluating the impact of adoption and expects that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes and controls while the requirement to update the discount rate will have a significant impact on its equity. The Company has no products with market risk benefits. The Company does not expect to early adopt the updated standard.

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

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

2.	BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, operating business units that are not individually reportable and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by reportable segment and Corporate and other, follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Revenues:
Aflac Japan:
Net earned premiums	$3,180	$3,263
Net investment income, less amortized hedge costs	610	588
Other income	12	12
Total Aflac Japan	3,802	3,863
Aflac U.S.:
Net earned premiums	1,461	1,427
Net investment income	177	175
Other income	2	2
Total Aflac U.S.	1,640	1,604
Corporate and other	95	79
Total adjusted revenues	5,537	5,546
Realized investment gains (losses) (1),(2),(3)	120	(82)
Total revenues	$5,657	$5,464
(1) Amortized hedge costs of $62 and $55 for the three-month periods ended March 31, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Amortized hedge income of $20 and $2 for the three-month periods ended March 31, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies has been reclassified from realized investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(7) for the three-month period ended March 31, 2019 and an immaterial amount in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.

	Three Months Ended March 31,
(In millions)	2019	2018
Pretax earnings:
Aflac Japan	$834	$818
Aflac U.S.	323	337
Corporate and other	(18)	(46)
Pretax adjusted earnings	1,139	1,109
Realized investment gains (losses) (1),(2),(3),(4)	103	(98)
Other income (loss)	0	(29)
Total earnings before income taxes	$1,242	$982
Income taxes applicable to pretax adjusted earnings	$291	$289
Effect of foreign currency translation on after-tax adjusted earnings	(8)	21

(1) Amortized hedge costs of $62 and $55 for the three-month periods ended March 31, 2019, and 2018, respectively, related to certain foreign currency management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from pretax adjusted earnings when analyzing operations.
(2) Amortized hedge income of $20 and $2 for the three-month periods ended March 31, 2019, and 2018, respectively, related to certain foreign currency management strategies has been reclassified from realized investment gains (losses) and reported as an increase in pretax adjusted earnings when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(7) for the three-month period ended March 31, 2019 and an immaterial amount in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) A gain of $17 and $17 for the three-month periods ended March 31, 2019, and 2018, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings when analyzing operations

Assets were as follows:

(In millions)	March 31, 2019	December 31, 2018
Assets:
Aflac Japan	$123,042	$118,342
Aflac U.S.	19,965	19,100
Corporate and other	2,672	2,964
Total assets	$145,679	$140,406

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$31,238	$4,813	$2	$36,049
Municipalities	509	93	3	599
Mortgage- and asset-backed securities	233	27	0	260
Public utilities	1,822	344	0	2,166
Sovereign and supranational	740	65	0	805
Banks/financial institutions	5,664	597	139	6,122
Other corporate	5,043	824	20	5,847
Total yen-denominated	45,249	6,763	164	51,848
U.S. dollar-denominated:
U.S. government and agencies	190	11	1	200
Municipalities	1,204	105	0	1,309
Mortgage- and asset-backed securities	147	7	0	154
Public utilities	3,841	522	32	4,331
Sovereign and supranational	276	73	0	349
Banks/financial institutions	2,798	484	13	3,269
Other corporate	25,001	2,061	598	26,464
Total U.S. dollar-denominated	33,457	3,263	644	36,076
Total securities available for sale	$78,706	$10,026	$808	$87,924

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,637	$3,700	$140	$34,197
Municipalities	385	32	9	408
Mortgage- and asset-backed securities	155	22	0	177
Public utilities	1,732	280	4	2,008
Sovereign and supranational	826	123	0	949
Banks/financial institutions	5,440	502	238	5,704
Other corporate	4,852	649	44	5,457
Total yen-denominated	44,027	5,308	435	48,900
U.S dollar-denominated:
U.S. government and agencies	137	9	1	145
Municipalities	1,343	120	8	1,455
Mortgage- and asset-backed securities	155	8	1	162
Public utilities	4,772	496	105	5,163
Sovereign and supranational	251	60	0	311
Banks/financial institutions	2,860	389	35	3,214
Other corporate	23,311	1,343	1,109	23,545
Total U.S. dollar-denominated	32,829	2,425	1,259	33,995
Total securities available for sale	$76,856	$7,733	$1,694	$82,895

	March 31, 2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,961	$6,018	$0	$27,979
Municipalities	814	247	0	1,061
Mortgage- and asset-backed securities	20	1	0	21
Public utilities	2,728	340	0	3,068
Sovereign and supranational	1,154	178	0	1,332
Banks/financial institutions	949	100	10	1,039
Other corporate	2,537	414	5	2,946
Total yen-denominated	30,163	7,298	15	37,446
Total securities held to maturity	$30,163	$7,298	$15	$37,446

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,712	$5,326	$0	$27,038
Municipalities	359	110	0	469
Mortgage- and asset-backed securities	14	1	0	15
Public utilities	2,727	254	8	2,973
Sovereign and supranational	1,551	289	0	1,840
Banks/financial institutions	1,445	158	20	1,583
Other corporate	2,510	332	38	2,804
Total yen-denominated	30,318	6,470	66	36,722
Total securities held to maturity	$30,318	$6,470	$66	$36,722

	March 31, 2019	December 31, 2018
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$662	$641
U.S. dollar-denominated	379	346
Total equity securities	$1,041	$987

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first quarter of 2019 and 2018, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2019, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$889	$950
Due after one year through five years	8,483	8,624
Due after five years through 10 years	10,111	11,034
Due after 10 years	58,843	66,902
Mortgage- and asset-backed securities	380	414
Total fixed maturity securities available for sale	$78,706	$87,924
Held to maturity:
Due in one year or less	$135	$137
Due after one year through five years	1,112	1,187
Due after five years through 10 years	678	739
Due after 10 years	28,218	35,362
Mortgage- and asset-backed securities	20	21
Total fixed maturity securities held to maturity	$30,163	$37,446

Economic maturities are the expected maturity date created by the combination of features in the financial instrument. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2019			December 31, 2018
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$51,775	$62,275	A+	$51,207	$59,945
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Realized investment gains (losses):
Fixed maturity securities:
Available for sale:
Gross gains from sales	$12	$10
Gross losses from sales	(8)	(2)
Foreign currency gains (losses) on sales and redemptions	13	(5)
Total fixed maturity securities	17	3
Equity securities	58	(46)
Loan receivables:
Loan loss reserves	(2)	(7)
Total loan receivables	(2)	(7)
Derivatives and other:
Derivative gains (losses)	0	144
Foreign currency gains (losses)	(2)	(228)
Total derivatives and other	(2)	(84)
Total realized investment gains (losses)	$71	$(134)

The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the three-month period ended March 31, 2019, that relates to equity securities still held at the March 31, 2019, reporting date was $47 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2019	December 31, 2018
Unrealized gains (losses) on securities available for sale	$9,218	$6,039
Deferred income taxes	(2,657)	(1,805)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$6,561	$4,234

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and agencies:
U.S. dollar-denominated	$65	$1	$65	$1	$0	$0
Japan government and agencies:
Yen-denominated	139	2	139	2	0	0
Municipalities:
Yen-denominated	70	3	70	3	0	0
Mortgage- and asset- backed securities:
U.S. dollar-denominated	53	0	53	0	0	0
Public utilities:
U.S. dollar-denominated	808	32	306	14	502	18
Banks/financial institutions:
U.S. dollar-denominated	345	13	209	10	136	3
Yen-denominated	2,229	149	2,229	149	0	0
Other corporate:
U.S. dollar-denominated	9,182	598	3,149	213	6,033	385
Yen-denominated	525	25	525	25	0	0
Total	$13,416	$823	$6,745	$417	$6,671	$406

	December 31, 2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and agencies:
U.S. dollar-denominated	$67	$1	$67	$1	$0	$0
Japan government and agencies:
Yen-denominated	3,604	140	3,604	140	0	0
Municipalities:
U.S. dollar-denominated	515	8	515	8	0	0
Yen-denominated	148	9	148	9	0	0
Mortgage- and asset- backed securities:
U.S. dollar-denominated	74	1	74	1	0	0
Public utilities:
U.S. dollar-denominated	1,585	105	892	48	693	57
Yen-denominated	604	12	604	12	0	0
Banks/financial institutions:
U.S. dollar-denominated	625	35	340	19	285	16
Yen-denominated	3,057	258	3,057	258	0	0
Other corporate:
U.S. dollar-denominated	12,899	1,109	5,782	407	7,117	702
Yen-denominated	1,306	82	1,306	82	0	0
Total	$24,484	$1,760	$16,389	$985	$8,095	$775

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

Commercial Mortgage and Other Loans

The Company classifies its transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses.

The following table reflects the composition of commercial mortgage and other loans by portfolio segment as of the periods presented.

(In millions)	March 31, 2019	December 31, 2018
Commercial mortgage and other loans:
Transitional real estate loans	$4,398	$4,394
Commercial mortgage loans	1,085	1,065
Middle market loans	1,726	1,487
Total gross commercial mortgage and other loans	7,209	6,946
Valuation allowance	(29)	(27)
Total net commercial mortgage and other loans	$7,180	$6,919

Commercial mortgage and transitional real estate loans were secured by properties entirely within the United States. Middle market loans are issued only to companies domiciled within the United States.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio has guidelines that limit the average loan-to-value at origination to be 70% or lower with individual loan-to-value limits at origination of 80% or less. As of March 31, 2019, the Company had $733 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio has guidelines that limit the average loan-to-value at origination to be 65% or lower with individual loan-to-value limits at origination of 70% or less. As of March 31, 2019, the Company had $28 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $127 million and $56 million, as of March 31, 2019, and December 31, 2018, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of March 31, 2019, the Company had commitments of approximately $677 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Allowance for Loan Losses

The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. There was no specific loan loss reserve as of March 31, 2019, and December 31, 2018. As of March 31, 2019, and December 31, 2018, the Company's general allowance for loan losses was $29 million and $27 million, respectively.

The following table presents the rollforward of the allowance for loan losses by portfolio segment during the three-month period ended March 31.

(In millions)	Commercial Mortgage Loans	Transitional Real Estate Loans	Middle Market Loans	Total
Allowance for loan losses at December 31, 2018	$(1)	$(17)	$(9)	$(27)
Addition to (release of) allowance for credit losses	0	(1)	(1)	(2)
Allowance for loan losses at March 31, 2019	$(1)	$(18)	$(10)	$(29)

The key credit quality indicators used by the company in establishing the general and specific loan loss reserves, as well as in determining whether or not a loan should be impaired, include loan-to-value and debt service coverage ratios for CMLs and TREs and ratings for our middle market loan portfolio. Given that transitional real estate loans involve properties undergoing renovation or construction, loan-to-value provides the most insight on the credit risk of the property. The performance of the loans are monitored and reviewed periodically, but not less than quarterly.

As of March 31, 2019, and December 31, 2018, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of March 31, 2019, and December 31, 2018. The Company had no troubled debt restructurings during the three months ended March 31, 2019 and 2018.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2019	December 31, 2018
Other investments:
Policy loans	$236	$232
Short-term investments (1)	543	152
Limited partnerships	434	377
Other	25	26
Total other investments	$1,238	$787
(1) Includes securities lending collateral

As of March 31, 2019, the Company had $915 million in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	March 31, 2019		December 31, 2018
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,756	$4,543	$3,849	$4,466
Equity securities	180	180	160	160
Commercial mortgage and other loans	5,892	5,894	5,528	5,506
Other investments (1)	374	374	328	328
Other assets (2)	178	178	182	182
Total assets of consolidated VIEs	$10,380	$11,169	$10,047	$10,642
Liabilities:
Other liabilities (2)	$108	$108	$102	$102
Total liabilities of consolidated VIEs	$108	$108	$102	$102

(1) Consists entirely of alternative investments in limited partnerships
(2) Consists entirely of derivatives

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
Investments in Variable Interest Entities Not Consolidated

	March 31, 2019		December 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,455	$5,025	$4,575	$4,982
Fixed maturity securities, held to maturity	2,006	2,331	2,007	2,254
Other investments (1)	59	59	49	49
Total investments in VIEs not consolidated	$6,520	$7,415	$6,631	$7,285

(1) Consists entirely of alternative investments in limited partnerships

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

Securities Lending and Pledged Securities

The Company lends fixed maturity and public equity securities to financial institutions in short-term security-lending transactions. These short-term security-lending arrangements increase investment income with minimal risk. The Company receives cash or other securities as collateral for such loans. The Company's security lending policy requires that the fair value of the securities received as collateral be 102% or more of the fair value of the loaned securities and that unrestricted cash received as collateral be 100% or more of the fair value of the loaned securities. The securities loaned continue to be carried as investment assets on the Company's balance sheet during the terms of the loans and are not reported as sales. For loans involving unrestricted cash or securities as collateral, the collateral is reported as an asset with a corresponding liability for the return of the collateral. For loans where the Company receives as collateral securities that the Company is not permitted to sell or repledge, the collateral is not reflected on the consolidated financial statements.

Details of collateral by loaned security type and remaining maturity of the agreements were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
March 31, 2019
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Greater than 90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,101	$1,901	$3,002
Public utilities	15	0	0	15
Banks/financial institutions	74	0	0	74
Other corporate	764	0	0	764
Equity securities	15	0	0	15
Total borrowings	$868	$1,101	$1,901	$3,870
Gross amount of recognized liabilities for securities lending transactions				$1,969
Amounts related to agreements not included in offsetting disclosure in Note 4				$1,901
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

Securities Lending Transactions Accounted for as Secured Borrowings
December 31, 2018
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
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2019, and December 31, 2018, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of:

•	foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio

•	foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen

•	cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures

•	foreign currency swaps and, in prior periods, credit default swaps that are associated with investments in special-purpose entities, including VIEs where the Company is the primary beneficiary

•	interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments

•	interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities.

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

Swaptions are used to mitigate the adverse impact resulting from significant changes in the fair value of U.S. dollar-denominated available-for-sale securities due to fluctuation in interest rates. In a payer swaption, the Company pays a premium to obtain the right, but not the obligation, to enter into a swap contract where it will pay a fixed rate and receive a floating rate. Interest rate swaption collars are combinations of two swaption positions. In order to maximize the efficiency of the collars while minimizing cost, a collar strategy is used whereby the Company purchases a long payer swaption (the Company purchases an option that allows it to enter into a swap where the Company will pay the fixed rate and receive the floating rate of the swap) and sells a short receiver swaption (the Company sells an option that provides the counterparty with the right to enter into a swap where the Company will receive the fixed rate and pay the floating rate of the swap). The combination of purchasing the long payer swaption and selling the short receiver swaption results in no net premium being paid (i.e. a costless or zero-cost collar).

Derivative Balance Sheet Classification
The table below summarizes the balance sheet classification of the Company's derivative fair value amounts, as well as the gross asset and liability fair value amounts. The fair value amounts presented do not include income accruals. Derivative assets are included in “Other Assets,” while derivative liabilities are included in “Other Liabilities” within the Company’s Consolidated Balance Sheets. The notional amount of derivative contracts represents the basis upon which pay or receive amounts are calculated and are not reflective of exposure or credit risk.

	March 31, 2019			December 31, 2018
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$75	$0	$6	$75	$1	$4
Total cash flow hedges	75	0	6	75	1	4
Fair value hedges:
Foreign currency forwards	691	0	24	2,086	0	34
Foreign currency options	10,887	0	2	9,070	3	1
Interest rate swaptions	1,500	0	1	500	0	1
Total fair value hedges	13,079	0	27	11,656	3	36
Non-qualifying strategies:
Foreign currency swaps	2,800	96	98	2,800	103	129
Foreign currency swaps - VIE	2,587	178	102	2,587	181	101
Foreign currency forwards	15,208	119	132	16,057	126	117
Foreign currency options	552	0	0	430	0	0
Interest rate swaps	4,750	8	0	4,750	3	0
Total non-qualifying strategies	25,897	401	332	26,624	413	347
Total derivatives	$39,051	$401	$365	$38,355	$417	$387

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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses) (2)	Net Realized Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended March 31, 2019:
Foreign currency forwards	Fixed maturity securities	$9	$(10)	$19	$(18)	$1
Foreign currency options	Fixed maturity securities	(4)	(4)	0	0	0
Interest rate swaptions	Fixed maturity securities	(1)	(1)	0	0	0
Total gains (losses)		$4	$(15)	$19	$(18)	$1
Three Months Ended March 31, 2018:
Foreign currency forwards	Fixed maturity securities	$414	$(39)	$453	$(464)	$(11)
Foreign currency options	Fixed maturity securities	(1)	(1)	0	0	0
Total gains (losses)		$413	$(40)	$453	$(464)	$(11)

(1) Gains (losses) excluded from effectiveness testing includes the forward point on foreign currency forwards and time value change on foreign currency options which are reported in the consolidated statement of earnings as realized investment gains (losses). It also includes the change in the fair value of the interest rate swaptions related to the time value of the swaptions which is recognized as a component of other comprehensive income (loss).
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as realized investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment are reported within net investment income. For the three-month period ended March 31, 2019, those gains and losses on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Fixed maturity securities	$5,285	$6,593	$276	$294
(1) The balance includes hedging adjustment on discontinued hedging relationships of $276 in 2019 and $294 in 2018.
The total notional amount of the Company's interest rate swaptions was $1,500 in 2019 and $500 in 2018. The hedging adjustment related to these derivatives was immaterial.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2019 and 2018, respectively.
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
As of March 31, 2019, the Parent Company had cross-currency interest rate swap agreements related to its $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.
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
In order to economically mitigate currency risk of future yen dividends from Aflac Japan while lowering consolidated hedge costs associated with Aflac Japan's U.S. dollar investment hedging, the Parent Company entered into offsetting hedge positions using foreign exchange forwards. This activity is reported in the Corporate and other segment.

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

		Three Months Ended March 31,
		2019				2018
(In millions)	Net Investment Income Loss (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income Loss (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$0		$(2)	$0	$1		$6
Total cash flow hedges	(1)	0	(3)	(2)	0	1	(3)	6
Fair value hedges:
Foreign currency forwards(4)		(9)				(50)
Foreign currency options(4)		(4)				(1)
Interest rate swaptions(4)	0	0		(1)	0	0		0
Total fair value hedges	0	(13)		(1)	0	(51)		0
Net investment hedge:
Non-derivative hedging instruments		0		0		0		(84)
Foreign currency options		0		0		0		(8)
Total net investment hedge		0		0		0		(92)
Non-qualifying strategies:
Foreign currency swaps		44				(110)
Foreign currency swaps - VIE		(16)				124
Foreign currency forwards		(21)				179
Foreign currency options		0				1
Interest rate swaps		6				0
Total non-qualifying strategies		13				194
Total	$(1)	$0		$(3)	$0	$144		$(86)
(1) Net investment income (loss) includes net interest on swaps.
(2) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(3) Impact of cash flow hedges reported as realized investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended March 31, 2019 and 2018, respectively.
(4)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

The impact on earnings from derivatives in cash flow hedge relationships includes a loss of an immaterial amount during the three-month periods ended March 31, 2019 and 2018, respectively, resulting from reclassifications from accumulated other comprehensive income (loss) to net investment income. As of March 31, 2019, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of March 31, 2019, there were 16 counterparties to the Company's derivative agreements, with four comprising 65% of the aggregate notional amount. As of March 31, 2019, all counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $133 million and $139 million as of March 31, 2019, and December 31, 2018, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2019, the Company estimates that it would be required to post a maximum of $23 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

Offsetting of Financial Instruments and Derivatives

Most of the Company's derivative instruments are subject to enforceable master netting arrangements that provide for the net settlement of all derivative contracts between the Parent Company or its subsidiaries and the respective counterparty in the event of default or upon the occurrence of certain termination events. Collateral support agreements with the master netting arrangements generally provide that the Company will receive or pledge financial collateral at the first dollar of exposure.

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

Offsetting of Financial Assets and Derivative Asset

March 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$215	$0	$215	$(118)	$(10)	$(80)	$7
OTC - cleared	8	0	8	0	0	(1)	7
Total derivative assets subject to a master netting agreement or offsetting arrangement	223	0	223	(118)	(10)	(81)	14
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	178		178				178
Total derivative assets not subject to a master netting agreement or offsetting arrangement	178		178				178
Total derivative assets	401	0	401	(118)	(10)	(81)	192
Securities lending and similar arrangements	1,959	0	1,959	0	0	(1,959)	0
Total	$2,360	$0	$2,360	$(118)	$(10)	$(2,040)	$192

December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$231	$0	$231	$(152)	$(23)	$(55)	$1
OTC - cleared	3	0	3	0	0	(3)	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	234	0	234	(152)	(23)	(58)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	183		183				183
Total derivative assets not subject to a master netting agreement or offsetting arrangement	183		183				183
Total derivative assets	417	0	417	(152)	(23)	(58)	184
Securities lending and similar arrangements	1,029	0	1,029	0	0	(1,029)	0
Total	$1,446	$0	$1,446	$(152)	$(23)	$(1,087)	$184

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$257	$0	$257	$(118)	$(65)	$(45)	$29
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	257	0	257	(118)	(65)	(45)	29
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	108		108				108
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	108		108				108
Total derivative liabilities	365	0	365	(118)	(65)	(45)	137
Securities lending and similar arrangements	1,969	0	1,969	(1,959)	0	0	10
Total	$2,334	$0	$2,334	$(2,077)	$(65)	$(45)	$147

December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$285	$0	$285	$(152)	$(37)	$(68)	$28
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	285	0	285	(152)	(37)	(68)	28
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	102		102				102
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	102		102				102
Total derivative liabilities	387	0	387	(152)	(37)	(68)	130
Securities lending and similar arrangements	1,052	0	1,052	(1,029)	0	0	23
Total	$1,439	$0	$1,439	$(1,181)	$(37)	$(68)	$153

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

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

	March 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,727	$1,522	$0	$36,249
Municipalities	0	1,908	0	1,908
Mortgage- and asset-backed securities	0	236	178	414
Public utilities	0	6,412	85	6,497
Sovereign and supranational	0	1,154	0	1,154
Banks/financial institutions	0	9,368	23	9,391
Other corporate	0	32,027	284	32,311
Total fixed maturity securities	34,727	52,627	570	87,924
Equity securities	925	70	46	1,041
Other investments	543	0	0	543
Cash and cash equivalents	3,892	0	0	3,892
Other assets:
Foreign currency swaps	0	96	178	274
Foreign currency forwards	0	119	0	119
Interest rate swaps	0	8	0	8
Total other assets	0	223	178	401
Total assets	$40,087	$52,920	$794	$93,801
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$98	$108	$206
Foreign currency forwards	0	156	0	156
Foreign currency options	0	2	0	2
Interest rate swaptions	0	1	0	1
Total liabilities	$0	$257	$108	$365

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,993	$1,349	$0	$34,342
Municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities	0	162	177	339
Public utilities	0	7,062	109	7,171
Sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions	0	8,895	23	8,918
Other corporate	0	28,789	213	29,002
Total fixed maturity securities	32,993	49,380	522	82,895
Equity securities	874	67	46	987
Other investments	152	0	0	152
Cash and cash equivalents	4,337	0	0	4,337
Other assets:
Foreign currency swaps	0	103	182	285
Foreign currency forwards	0	126	0	126
Foreign currency options	0	3	0	3
Interest rate swaps	0	3	0	3
Total other assets	0	235	182	417
Total assets	$38,356	$49,682	$750	$88,788
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$132	$102	$234
Foreign currency forwards	0	151	0	151
Foreign currency options	0	1	0	1
Interest rate swaptions	0	1	0	1
Total liabilities	$0	$285	$102	$387

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,961	$27,629	$350	$0	$27,979
Municipalities	814	0	1,061	0	1,061
Mortgage and asset-backed securities	20	0	8	13	21
Public utilities	2,728	0	3,068	0	3,068
Sovereign and supranational	1,154	0	1,332	0	1,332
Banks/financial institutions	949	0	1,039	0	1,039
Other corporate	2,537	0	2,946	0	2,946
Commercial mortgage and other loans	7,180	0	0	7,185	7,185
Other investments (1)	25	0	25	0	25
Total assets	$37,368	$27,629	$9,829	$7,198	$44,656
Liabilities:
Other policyholders’ funds	$7,185	$0	$0	$7,110	$7,110
Notes payable (excluding leases)	5,766	0	5,809	270	6,079
Total liabilities	$12,951	$0	$5,809	$7,380	$13,189
(1) Excludes policy loans of $236 and equity method investments of $434, at carrying value

	December 31, 2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,712	$27,030	$8	$0	$27,038
Municipalities	359	0	469	0	469
Mortgage and asset-backed securities	14	0	0	15	15
Public utilities	2,727	0	2,973	0	2,973
Sovereign and supranational	1,551	0	1,840	0	1,840
Banks/financial institutions	1,445	0	1,583	0	1,583
Other corporate	2,510	0	2,804	0	2,804
Commercial mortgage and other loans	6,919	0	0	6,893	6,893
Other investments (1)	26	0	26	0	26
Total assets	$37,263	$27,030	$9,703	$6,908	$43,641
Liabilities:
Other policyholders’ funds	$7,146	$0	$0	$7,067	$7,067
Notes payable (excluding leases)	5,765	0	5,606	270	5,876
Total liabilities	$12,911	$0	$5,606	$7,337	$12,943

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,727	$1,522	$0	$36,249
Total government and agencies	34,727	1,522	0	36,249
Municipalities:
Third party pricing vendor	0	1,908	0	1,908
Total municipalities	0	1,908	0	1,908
Mortgage- and asset-backed securities:
Third party pricing vendor	0	236	0	236
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	236	178	414
Public utilities:
Third party pricing vendor	0	6,412	0	6,412
Broker/other	0	0	85	85
Total public utilities	0	6,412	85	6,497
Sovereign and supranational:
Third party pricing vendor	0	1,154	0	1,154
Total sovereign and supranational	0	1,154	0	1,154
Banks/financial institutions:
Third party pricing vendor	0	9,323	0	9,323
Broker/other	0	45	23	68
Total banks/financial institutions	0	9,368	23	9,391
Other corporate:
Third party pricing vendor	0	31,964	0	31,964
Broker/other	0	63	284	347
Total other corporate	0	32,027	284	32,311
Total securities available for sale	$34,727	$52,627	$570	$87,924
Equity securities, carried at fair value:
Third party pricing vendor	$925	$70	$0	$995
Broker/other	0	0	46	46
Total equity securities	$925	$70	$46	$1,041

	March 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,629	$350	$0	$27,979
Total government and agencies	27,629	350	0	27,979
Municipalities:
Third party pricing vendor	0	1,061	0	1,061
Total municipalities	0	1,061	0	1,061
Mortgage- and asset-backed securities:
Third party pricing vendor	0	8	0	8
Broker/other	0	0	13	13
Total mortgage- and asset-backed securities	0	8	13	21
Public utilities:
Third party pricing vendor	0	3,068	0	3,068
Total public utilities	0	3,068	0	3,068
Sovereign and supranational:
Third party pricing vendor	0	1,332	0	1,332
Total sovereign and supranational	0	1,332	0	1,332
Banks/financial institutions:
Third party pricing vendor	0	1,039	0	1,039
Total banks/financial institutions	0	1,039	0	1,039
Other corporate:
Third party pricing vendor	0	2,946	0	2,946
Total other corporate	0	2,946	0	2,946
Total securities held to maturity	$27,629	$9,804	$13	$37,446

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,993	$1,349	$0	$34,342
Total government and agencies	32,993	1,349	0	34,342
Municipalities:
Third party pricing vendor	0	1,863	0	1,863
Total municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities:
Third party pricing vendor	0	162	0	162
Broker/other	0	0	177	177
Total mortgage- and asset-backed securities	0	162	177	339
Public utilities:
Third party pricing vendor	0	7,062	0	7,062
Broker/other	0	0	109	109
Total public utilities	0	7,062	109	7,171
Sovereign and supranational:
Third party pricing vendor	0	1,260	0	1,260
Total sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions:
Third party pricing vendor	0	8,895	0	8,895
Broker/other	0	0	23	23
Total banks/financial institutions	0	8,895	23	8,918
Other corporate:
Third party pricing vendor	0	28,789	0	28,789
Broker/other	0	0	213	213
Total other corporate	0	28,789	213	29,002
Total securities available for sale	$32,993	$49,380	$522	$82,895
Equity securities, carried at fair value:
Third party pricing vendor	$874	$67	$0	$941
Broker/other	0	0	46	46
Total equity securities	$874	$67	$46	$987

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,030	$8	$0	$27,038
Total government and agencies	27,030	8	0	27,038
Municipalities:
Third party pricing vendor	0	469	0	469
Total municipalities	0	469	0	469
Mortgage- and asset-backed securities:
Broker/other	0	0	15	15
Total mortgage- and asset-backed securities	0	0	15	15
Public utilities:
Third party pricing vendor	0	2,973	0	2,973
Total public utilities	0	2,973	0	2,973
Sovereign and supranational:
Third party pricing vendor	0	1,840	0	1,840
Total sovereign and supranational	0	1,840	0	1,840
Banks/financial institutions:
Third party pricing vendor	0	1,583	0	1,583
Total banks/financial institutions	0	1,583	0	1,583
Other corporate:
Third party pricing vendor	0	2,804	0	2,804
Total other corporate	0	2,804	0	2,804
Total securities held to maturity	$27,030	$9,677	$15	$36,722

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

To determine the fair value of its interest rate derivatives, the Company uses inputs that are generally observable in the market or can be derived from observable market data. Interest rate swaps are cleared trades. In a cleared swap contract, the clearinghouse provides benefits to the counterparties similar to contracts listed for investment traded on an exchange since it maintains a daily margin to mitigate counterparties' credit risk. These derivatives are priced using observable inputs, accordingly, they are classified as Level 2. For its interest rate swaptions, the Company estimates their fair values using observable market data, including interest rate curves and volatilities. Their fair values are also classified as Level 2.

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

Commercial mortgage and other loans

Commercial mortgage and other loans include transitional real estate loans, commercial mortgage loans and middle market loans. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or London Interbank Offered Rate (LIBOR) yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. These spreads are provided by the applicable asset managers based on their knowledge of the current loan pricing environment and market conditions. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy.

Other investments

Other investments includes short-term investments that are measured at fair value where amortized cost approximates fair value.

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

Transfers between Hierarchy Levels and Level 3 Rollforward
During the three-month periods ended March 31, 2019 and 2018, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3.

Three Months Ended March 31, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$0	$648
Realized investment gains (losses) included in earnings	0	0		0	0		0	(8)	0	(8)
Unrealized gains (losses) included in other comprehensive income (loss)	1	1		0	1		0	(2)	0	1
Purchases, issuances, sales and settlements:
Purchases	0	0		0	63		0	0	0	63
Issuances	0	0		0	0		0	0	0	0
Sales	0	0		0	(2)		0	0	0	(2)
Settlements	0	0		0	0		0	0	0	0
Transfers into Level 3	0	0		0	25	(2)	0	0	0	25
Transfers out of Level 3	0	(25)	(2)	0	(16)	(3)	0	0	0	(41)
Balance, end of period	$178	$85		$23	$284		$46	$70	$0	$686
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$(8)	$0	$(8)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change
(3) Transfer due to availability of observable market inputs

Three Months Ended March 31, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	0	126	0	126
Unrealized gains (losses) included in other comprehensive income (loss)	11	(1)	(1)	(2)	0	6	0	13
Purchases, issuances, sales and settlements:
Purchases	0	16	0	0	0	0	0	16
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(1)	0	0	0	(1)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$186	$83	$24	$143	$16	$154	$1	$607
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$126	$0	$126
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

March 31, 2019
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$178	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	85	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	284	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	46	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	117	Discounted cash flow	Interest rates (USD)	2.48% - 2.66%	(b)
			Interest rates (JPY)	.13% - .57%	(c)
			CDS spreads	13 - 109 bps
	61	Discounted cash flow	Interest rates (USD)	2.48% - 2.66%	(b)
			Interest rates (JPY)	.13% - .57%	(c)
Total assets	$794
Liabilities:
Other liabilities:
Foreign currency swaps	$102	Discounted cash flow	Interest rates (USD)	2.48% - 2.66%	(b)
			Interest rates (JPY)	.13% - .57%	(c)
			CDS spreads	30 - 187 bps
	6	Discounted cash flow	Interest rates (USD)	2.48% - 2.66%	(b)
			Interest rates (JPY)	.13% - .57%	(c)
Total liabilities	$108

(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

December 31, 2018
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Unpaid supplemental health claims, beginning of period	$3,952	$3,884
Less reinsurance recoverables	29	30
Net balance, beginning of period	3,923	3,854
Add claims incurred during the period related to:
Current year	1,825	1,842
Prior years	(167)	(192)
Total incurred	1,658	1,650
Less claims paid during the period on claims incurred during:
Current year	506	518
Prior years	1,137	1,116
Total paid	1,643	1,634
Effect of foreign exchange rate changes on unpaid claims	0	142
Net balance, end of period	3,938	4,012
Add reinsurance recoverables	29	31
Unpaid supplemental health claims, end of period	3,967	4,043
Unpaid life claims, end of period	658	587
Total liability for unpaid policy claims	$4,625	$4,630

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $167 million for the three-month period ended March 31, 2019 comprises approximately $91 million from Japan, which represents approximately 54% of the total. The impact of foreign currency exchange for the period December 31, 2018 to March 31, 2019 was immaterial.

The Company has experienced continued favorable claim trends in 2019 for its core health products in Japan. The Company's experience in Japan related to the average length of stay in the hospital for cancer treatment has shown continued decline in the current period. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

The remainder of the favorable claims development related to prior years for the three-month period ended March 31, 2019, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion, as of March 31, 2019, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $944 million and $941 million as of March 31, 2019, and December 31, 2018, respectively. The increase in the reinsurance recoverable balance was driven by the growth in reserves related to the business that has been reinsured as the policies age. The ceded reserves increased approximately .3% from December 31, 2018, to March 31, 2019.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended March 31,
(In millions)	2019	2018
Direct premium income	$4,776	$4,833
Ceded to other companies:
Ceded Aflac Japan closed blocks	(121)	(129)
Other	(15)	(15)
Assumed from other companies:
Retrocession activities	50	54
Other	1	2
Net premium income	$4,691	$4,745

Direct benefits and claims	$3,041	$3,119
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(111)	(117)
Eliminations	10	12
Other	(11)	(12)
Assumed from other companies:
Retrocession activities	48	52
Eliminations	(10)	(12)
Benefits and claims, net	$2,967	$3,042

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen of reserves. This reinsurance facility agreement was renewed in 2018 and is effective until December 31, 2019. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2019, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2019	December 31, 2018
4.00% senior notes due February 2022	$348	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	746	746
3.25% senior notes due March 2025	448	447
2.875% senior notes due October 2026	297	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	540	540
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	538	538
1.159% senior notes due October 2030 (principal amount 29.3 billion yen)	262	262
1.488% senior notes due October 2033 (principal amount 15.2 billion yen)	136	136
1.750% senior notes due October 2038 (principal amount 8.9 billion yen)	79	79
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	536	536
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2019 and 2018, principal amount 5.0 billion yen)	45	45
Variable interest rate loan due September 2023 (.47% in 2019 and 2018, principal amount 25.0 billion yen)	225	225
Finance lease obligations payable through 2025	12	13
Operating lease obligations payable through 2028 (1)	122	0
Total notes payable and lease obligations	$5,900	$5,778

(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2019 related to leases.
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

The following table presents the contractual maturities and present value of lease liabilities.

	March 31, 2019
(In millions)	Operating Leases	Finance Leases	Total
2019	$33	$3	$36
2020	30	3	33
2021	20	2	22
2022	17	2	19
2023	9	1	10
After 2023	24	1	25
Total lease payments	$133	$12	$145
Less: Interest	$11	$0	$11
Present value of lease liabilities	$122	$12	$134

The following table presents the weighted average remaining lease term and weighted average discount rate for lease liabilities.

March 31, 2019
Weighted average remaining lease term (years):
Operating leases	4.4
Finance leases	3.8

Weighted average discount rate:
Operating leases	2.55%
Finance leases	1.56%

Operating lease cost for the three-month period ended March 31, 2019 was $14 million. Operating cash outflow for operating leases for the three-month period ended March 31, 2019 was $14 million.

A summary of the Company's lines of credit as of March 31, 2019 follows:

Borrower	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 27, 2019	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	100.0 billion yen	0.0 billion yen
A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period
							No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	April 4, 2023, or the date commitments are terminated pursuant to an event of default	55.0 billion yen, or the equivalent amount in U.S. dollars	0.0 billion yen
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
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 29, 2019	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2019 (2)	50.0 billion yen	0.0 billion yen	Three-month TIBOR plus 80 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in April 2019 with an expiration date of April 2, 2020

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2019. No events of default or defaults occurred during the three-month period ended March 31, 2019.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

9.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2019	2018
Common stock - issued:
Balance, beginning of period	1,347,540	1,345,762
Exercise of stock options and issuance of restricted shares	1,060	1,014
Balance, end of period	1,348,600	1,346,776
Treasury stock:
Balance, beginning of period	592,254	564,852
Purchases of treasury stock:
Open market	10,237	6,640
Other	561	315
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(430)	(384)
Exercise of stock options	(231)	(305)
Other	(278)	(99)
Balance, end of period	602,113	571,019
Shares outstanding, end of period	746,487	775,757

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

	Three Months Ended March 31,
(In thousands)	2019	2018
Anti-dilutive share-based awards	22	9

Share Repurchase Program

During the first three months of 2019, the Company repurchased 10.2 million shares of its common stock in the open market for $490 million as part of its share repurchase program. During the first three months of 2018, the Company repurchased 6.6 million shares of its common stock in the open market for $296 million as part of its share repurchase program. As of March 31, 2019, a remaining balance of 58.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	(1)	2,340	(2)	3	2,340
Amounts reclassified from accumulated other comprehensive income (loss)	0	(13)	0	3	(10)
Net current-period other comprehensive income (loss)	(1)	2,327	(2)	6	2,330
Balance, end of period	$(1,848)	$6,561	$(26)	$(206)	$4,481

All amounts in the table above are net of tax.

Three Months Ended March 31, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities		Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964		$(23)	$(163)	$4,028
Other comprehensive income (loss) before reclassification	447	(983)		2	(37)	(571)
Amounts reclassified from accumulated other comprehensive income (loss)	0	225	(1)	0	3	228
Net current-period other comprehensive income (loss)	447	(758)		2	(34)	(343)
Balance, end of period	$(1,303)	$5,206		$(21)	$(197)	$3,685
(1) Includes amounts reclassified due to changes in accounting principles of $(148) related to financial instruments and $374 related to tax effects from tax reform
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$0	Other-than-temporary impairment losses realized
	17	Other gains (losses)
	17	Total before tax
	(4)	Tax (expense) or benefit(1)
	$13	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$10	Net of tax

(1) Based on 25% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

(In millions)	Three Months Ended March 31, 2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$0	Other-than-temporary impairment losses realized
	2	Other gains (losses)
	2	Total before tax
	(1)	Tax (expense) or benefit(1)
	$1	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$(2)	Net of tax

(1) Based on 27% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

10.    SHARE-BASED COMPENSATION

As of March 31, 2019, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2019, approximately 39.4 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2019, the only performance-based awards issued and outstanding were restricted stock awards.

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

The following table provides information on stock options outstanding and exercisable at March 31, 2019.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	4,558	5.0	$94	$29.36
Exercisable	4,097	4.6	88	28.54

The Company received cash from the exercise of stock options in the amount of $17 million during the first three months of 2019, compared with $23 million in the first three months of 2018. The tax benefit realized as a result of stock option exercises and restricted stock releases was $22 million in the first three months of 2019, compared with $12 million in the first three months of 2018.

As of March 31, 2019, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $70 million, of which $33 million (824 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.4 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2018	3,407	$36.52
Granted in 2019	940	49.17
Canceled in 2019	(18)	37.98
Vested in 2019	(1,732)	32.16
Restricted stock at March 31, 2019	2,597	$44.02

In February 2019, the Company granted 399 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2018 Annual Report.

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

The Company provides certain health care benefits for eligible U.S. retired employees, their beneficiaries and covered dependents (other postretirement benefits). The health care plan is contributory and unfunded. Effective January 1, 2014, employees eligible for benefits included the following: (1) active employees whose age plus service, in years, equaled or exceeded 80 (rule of 80); (2) active employees who were age 55 or older and have met the 15 years of service requirement; (3) active employees who would meet the rule of 80 in the next 5 years; (4) active employees who were age 55 or older and who would meet the 15 years of service requirement within the next 5 years; and (5) current retirees. For certain employees and former employees, additional coverage is provided for all medical expenses for life.

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $5 million for both the periods ended March 31, 2019 and 2018. Total net periodic cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits
	Japan		U.S.
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5	$5	$6	$7
Interest cost	1	2	9	9
Expected return on plan assets	(2)	(2)	(7)	(7)
Amortization of net actuarial loss	1	0	3	4
Net periodic (benefit) cost	$5	$5	$11	$13

During the three months ended March 31, 2019, Aflac Japan contributed approximately $9 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2019) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $10 million to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2019, the Company entered into an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for its Japanese operation. As of March 31, 2019, the agreement has a remaining term of five years and an aggregate remaining cost of 9.7 billion yen ($87 million using the March 31, 2019, exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by March 31, 2019. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the three-month period ended March 31, 2019 were immaterial.

13.	SUBSEQUENT EVENTS
On April 12, 2019, the Company announced that ALIJ priced 30.0 billion yen (par value) of perpetual subordinated bonds. These bonds will bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024. ALIJ anticipates using the net proceeds of the offering for general corporate purposes.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month period ended March 31, 2019 and 2018, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). This MD&A is divided into the following sections:

THE COMPANY'S BUSINESS
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. (For more information about the conversion of Aflac Japan to a legal subsidiary, see the Insurance Operations subsection of this MD&A). The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac’s policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business.

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate(1). The spot yen/dollar exchange rate at March 31, 2019 was 110.99, relatively unchanged from the the spot yen/dollar exchange rate of 111.00 at December 31, 2018. The weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2019 was 110.24, or 2.0% weaker than the weighted-average yen/dollar exchange rate of 108.05 for the same period in 2018.
Total revenues were $5.7 billion in the first quarter of 2019, compared with $5.5 billion in the first quarter of 2018. Net earnings were $928 million, or $1.23 per diluted share in the first quarter of 2019, compared with $717 million, or $.91 per diluted share, in the first quarter of 2018.

Results in the first three months of 2019 included pretax net realized investment gains of $71 million, compared with net realized investment losses of $134 million in the first three months of 2018. Net investment gains in the first three months of 2019 included $2 million of other-than-temporary impairment losses and changes in loan loss reserves and $2 million in net losses from derivatives and foreign currency gains or losses. The Company reported net gains on equity securities of $58 million in the first three months of 2019.

In the first three months of 2019, the Company repurchased 10.2 million shares of its common stock in the open market for $490 million under its share repurchase program.

(1) Yen/U.S. dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic middle rate (TTM).

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 81% of its liabilities are reported as of March 31, 2019, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that the Company has identified as critical accounting estimates during the three months ended March 31, 2019. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2018 Annual Report.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following discussion includes references to the Company's performance measures, adjusted earnings, adjusted earnings per diluted share, and amortized hedge costs/income, which are not calculated in accordance with U.S. GAAP. These measures exclude items that the Company believes may obscure the underlying fundamentals and trends in the Company's insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with its insurance operations. The Company's management uses adjusted earnings and adjusted earnings per diluted share to evaluate the financial performance of its insurance operations on a consolidated basis, and the Company believes that a presentation of these measures is vitally important to an understanding of its underlying profitability drivers and trends of its insurance business. The Company believes that amortized hedge costs/income, which are a component of adjusted earnings, measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income.

Aflac defines adjusted earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. The most comparative U.S. GAAP measure is net earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance.

The Company defines adjusted earnings per share (basic or diluted) to be adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The most comparable U.S. GAAP measure is net earnings per share.

Amortized hedge costs/income represent costs/income incurred or recognized in using foreign currency forward contracts to hedge certain foreign exchange risks in the Company's Japan segment (costs) or in the Corporate and Other segment (income). These amortized hedge costs/income are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate, recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income.

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
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2019	2018	2019	2018
Net earnings	$928	$717	$1.23	$.91
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4),(5)	(103)	98	(.14)	.13
Other and non-recurring (income) loss	0	29.00		.04
Income tax (benefit) expense on items excluded from adjusted earnings	23	(24)	.03	(.03)
Adjusted earnings	849	821	1.12	1.05
Current period foreign currency impact (6)	8	N/A	.01	N/A
Adjusted earnings excluding current period foreign currency impact (7)	$857	$821	$1.13	$1.05
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $62 and $55 for the three-month periods ended March 31, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3) Amortized hedge income of $20 and $2 for the three-month periods ended March 31, 2019 and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $(7) for the three-month periods ended March 31, 2019 and an immaterial amount in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $17 and $17 for the three-month periods ended March 31, 2019 and 2018, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(6) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.
(7) Amounts excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior-year period, which eliminates fluctuations driven solely by yen-to-dollar currency rate changes.

Realized Investment Gains and Losses

The Company's investment strategy is to invest primarily in fixed maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. The Company does not purchase securities with the intent of generating capital gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of the Company's insurance products. Realized investment gains and losses include securities transactions, impairments, changes in loan loss reserves, derivative and foreign currency activities and changes in fair value of equity securities.

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

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include foreign currency forwards and options on certain fixed maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long-term exposure to a weakening yen; foreign currency swaps associated with certain senior notes and subordinated debentures; foreign currency swaps and credit defaults swaps held in consolidated VIEs; interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments; and interest rate swaptions to hedge changes in the fair value associated with interest rate changes for certain dollar-denominated available-for-sale securities. Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also excludes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate from adjusted earnings. Amortized hedge costs/income related to certain foreign currency exposure management strategies (see Amortized Hedge Cost/Income section below), and net interest cash flows from derivatives associated with certain investment strategies and notes payable are reclassified from realized investment gains (losses) and included in adjusted earnings.

Amortized Hedge Costs/Income

Adjusted earnings includes the impact of amortized hedge costs/income. Amortized hedge costs/income represent costs/income incurred or recognized in using foreign currency forward contracts to hedge certain foreign currency exchange risks in the company's Japan segment (costs) or in the Corporate and Other segment (income). These amortized hedge costs/income are derived from the difference between the foreign currency spot rate at time of trade inception and the contractual foreign currency forward rate, recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income.

Amortized hedge costs/income can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, changes in both U.S. and Japan interest rates, and supply and demand for dollar funding. Amortized hedge costs and income have increased in recent periods due to changes in the previously mentioned factors. For additional information regarding foreign currency hedging, refer to Hedging Activities in the Analysis of Financial Condition section of this MD&A.

For additional information regarding realized investment gains and losses, including details of reported amounts for the periods presented, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Other and Non-recurring Items

The United States insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. The system can result in periodic charges to the Company as a result of insolvencies/bankruptcies that occur with other companies in the life insurance industry. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These charges neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance, but result from external situations not controlled by the Company. The Company excludes any charges associated with U.S. guaranty fund assessments and the corresponding tax benefit or expense from adjusted earnings.

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

Nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs were an immaterial amount and $29 million for the three-month periods ended March 31, 2019 and 2018, respectively.

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 25.3% for the three-month period ended March 31, 2019, compared with 27.0% for the same period in 2018. This combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. For further information, see Critical Accounting Estimates - Income Taxes section of the MD&A in the 2018 Annual Report.

INSURANCE OPERATIONS

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. Businesses that are not individually reportable, such as the Parent Company, and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in the Corporate and other segment. See the Item 1. Business section of the Company's 2018 Annual Report for a summary of each segment's products and distribution channels, and a discussion of the conversion of Aflac Japan from a branch to a subsidiary and the creation of asset management subsidiaries in 2018.

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

•
New annualized premium sales (sometimes referred to as new sales or sales) is an operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represents annual premiums on policies the Company sold and incremental increases from policy conversions, collected over a 12-month period, assuming the policies remain in force. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Policy conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period.

•
Net premiums (sometimes referred to as net premium income or net earned premium) is a financial measure that appears on the Company's Consolidated Statement of Earnings and in segment reporting. This measure reflects collected or due premiums that have been earned ratably on policies in force during the reporting period, reduced by premiums that have been ceded to third parties and increased by premiums assumed through reinsurance.

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Adjusted Earnings
Aflac defines pretax adjusted earnings, a non-U.S. GAAP financial measure, as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
Changes in Aflac Japan’s pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2019	2018
Net premium income	$3,180	$3,263
Net investment income:
Yen-denominated investment income	317	331
U.S. dollar-denominated investment income	355	312
Net investment income	672	643
Amortized hedge costs related to certain foreign currency exposure management strategies	62	55
Net investment income, less amortized hedge costs	610	588
Other income (loss)	12	12
Total adjusted revenues	3,802	3,863
Benefits and claims, net	2,199	2,294
Adjusted expenses:
Amortization of deferred policy acquisition costs	182	168
Insurance commissions	182	190
Insurance and other expenses	405	393
Total adjusted expenses	769	751
Total benefits and adjusted expenses	2,968	3,045
Pretax adjusted earnings	$834	$818
Weighted-average yen/dollar exchange rate	110.24	108.05

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Net premium income	(2.5)%	2.2%	(.8)%	(2.6)%
Net investment income, less amortized hedge costs	3.7	5.6	5.4	.0
Total adjusted revenues	(1.6)	2.7	.1	(2.2)
Pretax adjusted earnings	2.0	6.4	3.9	.9
In yen terms, Aflac Japan's net premium income decreased for the three-month period ended March 31, 2019 as a result of growth in third sector premium more than offset by the anticipated decrease in first sector premium as savings products reached premium paid-up status. Net investment income, net of amortized hedge costs, increased largely due to higher income from U.S. dollar-denominated floating rate assets. Pretax adjusted earnings in yen increased, driven by higher net investment income and a favorable third sector benefit ratio.
Annualized premiums in force decreased 1.7% to 1.52 trillion yen as of March 31, 2019, compared with 1.54 trillion yen as of March 31, 2018. The decrease in annualized premiums in force in yen was driven primarily by limited-pay policies becoming paid-up during the year. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.7 billion at March 31, 2019, compared with $14.5 billion a year ago.

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
The following table illustrates the effect of translating Aflac Japan’s U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had dollar/yen exchange rates remained unchanged from the comparable period in the prior year. Amounts excluding foreign currency impact on U.S. dollar denominated investment income were determined using the average dollar/yen exchange rate for the comparable prior year period.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes(1)
	Three Months		Three Months
	2019	2018	2019	2018
Net investment income, less amortized hedge costs	5.4%	.0%	4.2%	2.7%
Total adjusted revenues	.1	(2.2)	.0	(1.8)
Pretax adjusted earnings	3.9	.9	3.1	2.7
(1)Amounts excluding foreign currency impact on U.S. dollar-denominated investment income (a non-U.S. GAAP financial measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2019	2018
Benefits and claims, net	57.8%	59.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.8	4.4
Insurance commissions	4.8	4.9
Insurance and other expenses	10.6	10.2
Total adjusted expenses	20.2	19.5
Pretax adjusted earnings	21.9	21.1
Ratios to total premiums:
Benefits and claims, net	69.1%	70.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.7	5.2

In the three-month period ended March 31, 2019, the benefit ratio decreased, compared with the same respective period in the prior year, primarily due to the continued change in mix of first and third sector business as first sector products become paid-up, as well as continued favorable trends for the Company's core health products in Japan, and higher surrender rates for the cancer products. In the three-month period ended March 31, 2019, the adjusted expense ratio increased due to higher DAC amortization resulting from the increase of surrender for cancer products and higher expenses for advanced technology implementation. In total, the pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) increased in the three-month period ended March 31, 2019, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For the full year of 2019, the Company anticipates the Aflac Japan pretax adjusted profit margin to remain stable.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2019	2018	2019	2018
New annualized premium sales	$171	$178	18.8	19.2
Increase (decrease) over prior period	(4.0)%	(8.6)%	(2.0)%	(13.0)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2019	2018
Cancer	59.3%	55.5%
Medical	30.0	34.0
Income support	1.4	2.1
Ordinary life:
WAYS	.5	.5
Child endowment	.3	.5
Other ordinary life (1)	8.0	6.3
Other	.5	1.1
Total	100.0%	100.0%
(1) Includes term and whole life
The foundation of Aflac Japan's product portfolio has been, and continues to be, third sector products, which include cancer, medical and Income Support insurance products. Sales of third sector products on a yen basis decreased 3.2% in the first quarter of 2019, compared with the same respective period in 2018. Aflac Japan has been focusing more on promotion of cancer and medical insurance products in this low-interest-rate environment. These products are less interest-rate sensitive and more profitable compared to first sector savings products. With continued cost pressure on Japan’s health care system, the Company expects the need for third sector products will continue to rise in the future and that the medical and cancer insurance products Aflac Japan provides will continue to be an important part of its product portfolio.
Independent corporate agencies and individual agencies contributed 46.1% of total new annualized premium sales for Aflac Japan in the first quarter of 2019, compared with 43.3% for the same period in 2018. Affiliated corporate agencies, which include Japan Post, contributed 49.4% of total new annualized premium sales in the first quarter of 2019, compared with 52.0% in the first quarter of 2018. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. During the three-month period ended March 31, 2019, Aflac Japan recruited 20 new sales agencies. At March 31, 2019, Aflac Japan was represented by more than 9,600 sales agencies, with approximately 108,000 licensed sales associates employed by those agencies.

At March 31, 2019, Aflac Japan had agreements to sell its products at 369 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 4.5% of new annualized premium sales in the first quarter of 2019 for Aflac Japan, compared with 4.7% during the first quarter of 2018.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2019	2018
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$583	$3,187
Private placements	424	162
Other fixed maturity securities	249	250
Equity securities	108	99
Total yen-denominated	$1,364	$3,698

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$668	$40
Bank loans	0	180
Equity securities	27	41
Commercial mortgage and other loans:
Transitional real estate loans	323	1,570
Commercial mortgage loans	0	13
Middle market loans	376	117
Other investments	41	127
Total dollar-denominated	$1,435	$2,088
Total Aflac Japan purchases	$2,799	$5,786

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2019	2018
Total purchases for the period (in millions) (1)	$2,758	$5,659
New money yield (1), (2)	3.29%	2.54%
Return on average invested assets (3)	2.32	2.26
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.61%	2.55%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended March 31, 2019 was primarily due to increased allocations to higher yielding U.S. dollar-denominated asset classes.

See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Aflac defines pretax adjusted earnings, a non-U.S. GAAP financial measure, as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2019	2018
Net premium income	$1,461	$1,427
Net investment income	177	175
Other income	2	2
Total adjusted revenues	1,640	1,604
Benefits and claims	721	697
Adjusted expenses:
Amortization of deferred policy acquisition costs	159	146
Insurance commissions	149	147
Insurance and other expenses	288	277
Total adjusted expenses	596	570
Total benefits and adjusted expenses	1,317	1,267
Pretax adjusted earnings	$323	$337
Percentage change over previous period:
Net premium income	2.4%	2.7%
Net investment income	1.1	(1.7)
Total adjusted revenues	2.2	2.2
Pretax adjusted earnings	(4.2)	8.7
Annualized premiums in force increased 2.7% to $6.2 billion at March 31, 2019, compared with $6.0 billion at March 31, 2018.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2019	2018
Benefits and claims	44.0%	43.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.7	9.1
Insurance commissions	9.0	9.2
Insurance and other expenses	17.6	17.3
Total adjusted expenses	36.3	35.6
Pretax adjusted earnings	19.7	21.0
Ratios to total premiums:
Benefits and claims	49.3%	48.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	10.9	10.2

For the three-month period ended March 31, 2019, the benefit ratio increased compared with the same period in 2018. The adjusted expense ratio increased for the three-month period ended March 31, 2019, when compared to the same period in 2018, primarily due to spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience. The pretax adjusted profit margin declined when compared to the same period in 2018 due to the higher benefit and expense ratios. (Note that all of these ratios-to-revenue reflect reduced net investment income due to the Company's planned drawdown of excess capital to lower Risk-Based Capital (RBC) ratios. See the Capital Resources and Liquidity section of this MD&A for further discussion of the planned reduction of RBC.)

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2019	2018
New annualized premium sales	$340	$335
Increase (decrease) over prior period	1.5%	.6%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2019	2018
Accident	28.7%	29.3%
Short-term disability	23.6	23.0
Critical care(1)	20.9	22.1
Hospital indemnity	15.2	14.9
Dental/vision	5.0	5.3
Life	6.6	5.4
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, decreased .5%; short-term disability sales increased 4.4%; critical care insurance sales (including cancer insurance) decreased 3.2%; and hospital indemnity insurance sales increased 2.4% in the first quarter of 2019, compared with the same period in 2018.

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

In the first quarter of 2019, the Aflac U.S. sales force included an average of approximately 8,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

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

U.S. Regulatory Environment

Healthcare Reform Legislation

The Affordable Care Act (ACA), federal health care legislation, was intended to give Americans of all ages and income levels access to comprehensive major medical health insurance and gave the U.S. federal government direct regulatory authority over the business of health insurance. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. The ACA included major changes to the U.S. health care insurance marketplace. Among other changes, the ACA included an individual medical insurance coverage mandate (the monetary penalty for noncompliance with which has since been repealed effective 2019 by the Tax Act), provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2022. The ACA also included changes in government reimbursements and tax credits for individuals and employers and altered federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. Members of Congress continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products. Further, certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain.

While the current U.S. presidential administration has pursued a stated policy of attempting to create more competition in the marketplace through executive orders and rule making, it is unclear what impact these will have on the U.S. healthcare market, nor is it known whether proposed or final rules will be challenged or withstand judicial scrutiny.  The President signed an Executive Order in October 2017 directing federal regulatory agencies to review and modify certain regulations issued under the ACA. The stated objectives of the Executive Order are to increase competition and consumer choices in health care markets, and to lower costs for health care, by making association health plans available to more employers, allowing employers to make better use of health reimbursement arrangements, and expanding coverage through short-term insurance. The Executive Order tasks three federal agencies, the Departments of Labor (DOL), Treasury, and Health and Human Services (HHS) with reviewing current rules and developing guidance to implement the order. These agencies have since proposed or finalized certain rules and guidance, although their ultimate impact on healthcare markets is not known, the Company continues to anticipate that the Executive Order will not have a significant impact on the availability or marketability of its products. The U.S. Department of Justice recently indicated its support for a previous U.S. district court ruling that the individual mandate is unconstitutional and that the remainder of the ACA is invalid.

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

The Tax Act changes became effective on January 1, 2018. However, because changes to tax rates are accounted for in the period of enactment, during the period ended December 31, 2017, the Company revalued its deferred tax assets and liabilities and recorded a net deferred tax liability reduction of $1.9 billion as of that date. In the fourth quarter of 2018, the Company recorded an immaterial adjustment to the provisional Japan deferred tax balances and no valuation allowance adjustment related to anticipatory foreign tax credit asset, rendering final values for the Company's deferred tax liability. For information on the effects of the Tax Act during the period ended December 31, 2018, see Note 10 of the Notes to the Consolidated Financial Statements presented in the 2018 Annual Report. For information on the conversion of Aflac Japan from a branch to a subsidiary, see General Business under Item 1, Business, in the 2018 Annual Report.

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

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The FIO does not directly regulate the insurance industry, but under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the federal government, subject to certain requirements and restrictions. The FIO and certain federal agencies must achieve consensus positions with the state insurance regulators when taking positions on insurance proposals by certain international forums. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The National Association of Registered Agents and Brokers Reform Act, signed into law in January 2015, simplifies the agent and broker licensing process across state lines. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers. The President and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. The Company is currently not subject to any regulatory provisions of the Dodd-Frank Act, but cannot predict with any degree of certainty what impact, if any, the law might have on Aflac's business, financial condition, or results of operations.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2019	2018
Fixed maturity securities:
Other fixed maturity securities	$594	$119
Infrastructure debt	60	16
Equity securities (1)	16	23
Commercial mortgage and other loans:
Transitional real estate loans	48	73
Commercial mortgage loans	25	0
Middle market loans	29	31
Other investments	5	23
Total Aflac U.S. Purchases	$777	$285
(1) Includes FHLB purchases

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2019	2018
Total purchases for period (in millions) (1)	$772	$262
New money yield (1), (2)	4.48%	4.69%
Return on average invested assets (3)	5.08	5.04
Portfolio book yield, end of period (1)	5.49%	5.52%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three-month period ended March 31, 2019 was primarily due to decreased allocations to higher yielding floating rate assets. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Aflac defines pretax adjusted earnings, a non-U.S. GAAP financial measure, as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings. Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2019	2018
Total premiums	$50	$54
Net investment income	22	19
Amortized hedge income related to certain foreign currency management strategies	20	2
Net investment income, including amortized hedge income	42	21
Other income	3	4
Total adjusted revenues	95	79
Total net benefits and claims	47	52
Interest expense	33	30
Other adjusted expenses	33	43
Total benefits and adjusted expenses	113	125
Pretax adjusted earnings	$(18)	$(46)

In December 2018, the Parent Company invested $20 million in Singapore Life Pte. Ltd. (Singapore Life), a digitally-focused life insurance company based in Singapore. The Parent Company plans to make an additional investment of $16 million in the second quarter of 2019, bringing the total investment to $36 million. As part of the relationship, Aflac also plans to enter into a reinsurance agreement on certain protection products with Singapore Life. However, the Company does not currently expect the equity investment or the reinsurance agreement to have a material impact on its financial position or results of operation.

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

The following table details investments by segment.

Investments by Segment

	Aflac Japan		Aflac U.S.
(In millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Available for sale, fixed maturity securities, at fair value	$73,485	$69,409	$13,038	$12,132
Held to maturity, fixed maturity securities, at amortized cost	30,163	30,318	0	0
Equity securities	847	806	150	137
Commercial mortgage and other loans:
Transitional real estate loans	3,721	3,621	660	756
Commercial mortgage loans	759	763	324	301
Middle market loans	1,412	1,144	304	334
Other investments:
Policy loans	222	219	14	13
Short-term investments (1)	318	0	225	141
Limited partnerships	379	333	42	37
Other	0	0	25	26
Total investments	111,306	106,613	14,782	13,877
Cash and cash equivalents	1,783	1,779	524	641
Total investments and cash (2)	$113,089	$108,392	$15,306	$14,518
(1) Includes securities lending collateral
(2) Excludes investments and cash held by the Parent Company and other business segments of $3,043 in 2019 and $3,333 in 2018

Cash and cash equivalents totaled $3.9 billion, or 3.0% of total investments and cash, as of March 31, 2019, compared with $4.3 billion, or 3.4%, at December 31, 2018. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

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

The distributions of debt securities the Company owns, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	.9%	.9%	1.0%	.9%
AA	3.9	3.9	3.9	4.0
A	68.6	70.4	67.9	69.9
BBB	22.9	21.5	23.2	21.6
BB or lower	3.7	3.3	4.0	3.6
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2019, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2019.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	B	$143	$83	$(60)
AXA	BBB	293	252	(41)
Baker Hughes Inc.	A	122	103	(19)
Kommunal Landspensjonskasse (Klp)	BBB	135	118	(17)
Transocean Inc.	CCC	72	58	(14)
Abbvie Inc.	BBB	177	164	(13)
Time Warner Cable Inc.	BBB	118	105	(13)
National Oilwell Varco Inc.	BBB	83	71	(12)
Tyco Electronics Group Sa	A	105	94	(11)
Discovery Communications	BBB	108	98	(10)

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

Below-Investment-Grade Investments

	March 31, 2019
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$383	$383	$410	$27
Republic of South Africa	360	360	372	12
KLM Royal Dutch Airlines	270	199	231	32
Republic of Tunisia	180	106	119	13
Telecom Italia SpA	180	180	217	37
Barclays Bank PLC	180	111	148	37
Navient Corp.	135	66	80	14
Transnet	135	135	136	1
Diamond Offshore Drilling Inc.	124	143	83	(60)
IKB Deutsche Industriebank AG	117	50	88	38
Arconic Inc.	100	84	99	15
EMC Corp.	80	80	74	(6)
Generalitat de Catalunya	72	26	66	40
Teva Pharmaceuticals	68	66	62	(4)
Transocean Inc.	68	72	58	(14)
National Gas Co. Trinidad and Tobago	52	50	51	1
Petrobras International Finance Company	50	52	51	(1)
CF Industries Inc.	50	49	49	0
Other Issuers (below $50 million in par value)	200	196	194	(2)
Subtotal (1)	2,804	2,408	2,588	180
Senior secured bank loans	946	958	933	(25)
High yield corporate bonds	575	565	575	10
Middle market loans, net of reserves (2)	1,739	1,716	1,710	(6)
Grand Total	$6,064	$5,647	$5,806	$159
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

Fixed Maturity Securities by Sector

The Company maintains diversification in investments by sector to avoid concentrations to any one sector, thus managing exposure risk. The following table shows the distribution of fixed maturities by sector classification.

	March 31, 2019
(In millions)	Amortized Cost	% of Total
Government and agencies	$53,389	49.0%
Municipalities	2,527	2.3
Mortgage- and asset-backed securities	400	.4
Public utilities	8,391	7.7
Electric	6,437	5.9
Natural gas	299	.3
Other	774	.7
Utility/energy	881	.8
Sovereign and supranational	2,170	2.0
Banks/financial institutions	9,411	8.6
Banking	5,560	5.1
Insurance	1,837	1.7
Other	2,014	1.8
Other corporate	32,581	30.0
Basic industry	3,446	3.2
Capital goods	2,984	2.7
Communications	4,027	3.7
Consumer cyclical	3,266	3.0
Consumer non-cyclical	6,180	5.7
Energy	4,654	4.3
Other	1,278	1.2
Technology	2,851	2.6
Transportation	3,895	3.6
Total fixed maturity securities	$108,869	100.0%

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2019				December 31, 2018
(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$89,167		$102,715		$83,482	$93,255
Equity securities	1,033		1,033		936	936
Total publicly issued	90,200		103,748		84,418	94,191
Privately issued securities: (1)
Fixed maturity securities	19,702	(2)	22,655	(2)	23,692	26,362
Equity securities	8		8		51	51
Total privately issued	19,710		22,663		23,743	26,413
Total investment securities	$109,910		$126,411		$108,161	$120,604
(1) Primarily consists of securities owned by Aflac Japan
(2) Excludes 144A securities starting in the first quarter of 2019

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2019	December 31, 2018
Privately issued reverse-dual currency securities	$5,121	$5,120
Publicly issued collateral structured as reverse-dual currency securities	1,657	1,657
Total reverse-dual currency securities	$6,778	$6,777
Reverse-dual currency securities as a percentage of total investment securities	6.2%	6.3%
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

Foreign Currency Exchange Rate Risk Hedge Program
The Company has deployed the following hedging strategies to mitigate exposure to foreign currency exchange rate risk:

•	Aflac Japan hedges U.S. dollar-denominated investments back to yen (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

•
Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

•
The Parent Company designates yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and designates certain foreign currency forwards and options as derivative hedges of the Company’s net investment in Aflac Japan (see Parent Company’s Foreign Currency Hedge Program below).

•
The Parent Company enters into forward contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by its subsidiary, ALIJ, and reducing enterprise-wide hedge costs. (see Parent Company’s Foreign Currency Hedge Program below).

Aflac Japan’s U.S. Dollar-Denominated Investments

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

	March 31, 2019		December 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$17,418	$18,068	$17,101	$17,003
Fixed maturity securities - bank loans (floating rate)	1,204	1,171	1,296	1,238
Fixed maturity securities - economically converted to yen	1,679	2,399	1,679	2,269
Equity securities	198	198	177	177
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	3,721	3,735	3,621	3,625
Commercial mortgage loans	759	747	763	736
Middle market loans (floating rate)	1,412	1,412	1,144	1,146
Other investments	379	379	333	333
Total U.S. dollar-denominated investments in Aflac Japan	$26,770	$28,109	$26,114	$26,527

As of March 31, 2019, Aflac Japan had $8.6 billion outstanding notional amounts of foreign currency forwards and $11.4 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar portfolio was $17.1 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash settlements of $12 million and $1 million for the three-month periods ended March 31, 2019 and 2018, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and the Risk Factor sections titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2018 Annual Report. For discussion of the Company’s view on the stressed economic surplus in Aflac Japan, refer to the Investments subsection within Item 1., Business, in the 2018 Annual Report.

Parent Company's Foreign Currency Hedge Program

The Company has designated certain yen-denominated liabilities and, prior to April 1, 2018, foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.8 billion as of March 31, 2019 and December 31, 2018, respectively, with hedging instruments comprised completely of yen-denominated debt.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2019 and 2018, respectively.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy for the three-month periods ended March 31, 2019 and 2018 was $20 million and $2 million, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy, including third-party review. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended March 31.

Amortized Hedge Costs/Income Metrics(1)

	Three Months
	2019	2018
Aflac Japan:
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$8.6	$9.9
Weighted average remaining tenor (in months)(3)	14.3	23.6
Amortized hedge costs for period (in millions)	$(62)	(55)
Parent Company:
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$2.6	$.7
Weighted average remaining tenor (in months)(3)	14.1	12.1
Amortized hedge income for period (in millions)	$20	$2
(1) See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.
(2) Notional is reported net of any offsetting positions within Aflac Japan or the Parent Company, respectively.
(3) Tenor based on period reporting date to settlement date

Interest Rate Risk Hedge Program

To mitigate the risk of investment income volatility, the Company economically hedges interest rate fluctuations for certain variable-rate investments. To manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, the Company also utilizes interest rate swaptions.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities. For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 1A. Risk Factors in the 2018 Annual Report.

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2019	December 31, 2018	% Change
Aflac Japan	$6,405	$6,384	.3%	(1)
Aflac U.S.	3,487	3,491	(.1)
Total	$9,892	$9,875	.2%
(1)Aflac Japan’s deferred policy acquisition costs increased .3% in yen during the three months ended March 31, 2019.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	March 31, 2019	December 31, 2018	% Change
Aflac Japan	$93,189	$92,791	.4%	(1)
Aflac U.S.	11,065	10,981	.8
Other	193	183	5.5
Intercompany eliminations(2)	(767)	(767)	.0
Total	$103,680	$103,188	.5%
(1) Aflac Japan’s policy liabilities increased .4% in yen during the three months ended March 31, 2019.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $5.9 billion at March 31, 2019, compared with $5.8 billion at December 31, 2018.

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for additional information on the Company's notes payable. See Note 1 of the accompanying Notes to the Consolidated Financial Statements for additional information regarding the change in accounting for leases.

On April 12, 2019, the Company announced that ALIJ priced 30.0 billion yen (par value) of perpetual subordinated bonds. These bonds will bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024. Aflac Japan anticipates using the net proceeds of the offering for general corporate purposes.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 11 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

Policyholder Protection

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On November 25, 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from 40 billion yen to 33 billion yen. Aflac Japan recognized an expense of .9 billion yen and 1.0 billion yen for the three-month periods ended March 31, 2019 and 2018, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2019 and 2018, were immaterial.

As of March 31, 2019, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 12 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the three-month periods ending March 31.

Liquidity Provided by Aflac Japan and Aflac U.S. to Parent Company

(In millions)	2019	2018
Dividends declared or paid by Aflac Japan and Aflac U.S.	$356	$100
Management fees paid by Aflac Japan and Aflac U.S.	41	96

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

In 2018, the Company announced a change in its internal dividend policy which allows the Company to increase the proportion of regulatory earnings transferred from Aflac U.S. and Aflac Japan to the Parent Company. The Company intends to maintain higher than historical levels of capital and liquidity at the Parent Company with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar based investments at Aflac Japan and consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Forward-Looking Information,” for a description of factors that could cause actual results to differ materially from those contemplated by the Company in regards to its capital management intentions.

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

As of March 31, 2019, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 8 of the Notes to the Consolidated Financial Statements.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2019, Aflac U.S. borrowed and repaid $108 million under this program. As of March 31, 2019, Aflac U.S. had outstanding borrowings of $289 million reported in its balance sheet. For more information on the FHLB program, refer to the Investments subsection within Analysis of Financial Condition in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2019. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2018 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. As of March 31, 2019, the Parent Company had $1.0 billion as a capital reserve and an additional $1.0 billion of contingent liquidity in order to mitigate liquidity risk of derivative positions that are reducing enterprise-wide foreign currency exposure. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2019	2018
Operating activities	$1,544	$1,238
Investing activities	(1,291)	(199)
Financing activities	(686)	(473)
Exchange effect on cash and cash equivalents	(12)	23
Net change in cash and cash equivalents	$(445)	$589
Operating Activities
The principal cash inflows for the Company's insurance activities come from insurance premiums and investment income. The principal cash outflows are the result of policy claims, operating expenses, income tax, as well as interest expense. The Company expects its future cash flows from premiums and investment portfolios to be sufficient to meet its cash needs for benefits and expenses.
Investing Activities

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

As part of its overall corporate strategy, the Company announced in September 2018 that it intends to increase its original investment in the Aflac Ventures Fund from $100 million over three years to $250 million over three to four years, as opportunities emerge. These investments are included in equity securities or the other investments line in the consolidated balance sheets. The Aflac Ventures Fund is a subsidiary of Aflac Corporate Ventures which is reported in the Corporate and other segment. The central mission of Aflac Corporate Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $686 million in the first three months of 2019, compared with consolidated cash used by financing activities of $473 million for the same period of 2018.

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of March 31, 2019, for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2019.

Cash returned to shareholders through dividends and treasury stock purchases was $685 million during the three-month period ended March 31, 2019, compared with $491 million during the three-month period ended March 31, 2018.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2019	2018
Treasury stock purchases	$490	$296
Number of shares purchased:
Open market	10,237	6,640
Other	561	315
Total shares purchased	10,798	6,955

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2019	2018
Stock issued from treasury:
Cash financing	$12	$14
Noncash financing	18	15
Total stock issued from treasury	$30	$29
Number of shares issued	939	788

During the first three months of 2019, the Company repurchased 10.2 million shares of its common stock for $490 million as part of its share repurchase program. As of March 31, 2019, a remaining balance of 58.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase a total of $1.3 billion to $1.7 billion of its common stock in 2019, assuming stable capital conditions and absent compelling alternatives.

Cash dividends paid to shareholders were $.27 per share in the first quarter of 2019, compared with $.26 per share in the first quarter of 2018. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2019	2018
Dividends paid in cash	$195	$195
Dividends through issuance of treasury shares	8	8
Total dividends to shareholders	$203	$203

In April 2019, the board of directors declared the second quarter cash dividend of $.27 per share, an increase of 3.8% compared with the same period in 2018. The dividend is payable on June 3, 2019 to shareholders of record at the close of business on May 22, 2019.

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

As of March 31, 2019, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position, even reflecting the full negative impact of the U.S. Tax Act, which was fully adopted in 2018. This reduction occurs as a result of writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained.

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

In addition to limitations and restrictions imposed by U.S. insurance regulators, after the Japan branch conversion on April 1, 2018, the new Japan subsidiary is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock, accumulated other comprehensive income amounts, capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the solvency margin ratio (SMR). Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has two senior unsecured revolving credit facilities in the amounts of 100 billion yen and 55 billion yen, respectively, and a committed reinsurance facility in the amount of approximately 110 billion yen as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. (See Notes 7 and 8 of the Notes to the Consolidated Financial Statements for additional information.)

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criteria relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available for sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.)

As of March 31, 2019, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As part of the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018, the Company experienced an accounting-driven decline in the SMR of approximately 130 points, based on the SMR as of December 31, 2017. The Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period.

Payments are made from Aflac Japan to the Parent Company for management fees, allocated expenses and remittances of earnings. Prior to the Aflac Japan branch conversion on April 1, 2018, Aflac Japan paid allocated expenses and profit remittances to Aflac U.S. The following table details Aflac Japan remittances for the three-month periods ended March 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2019	2018
Aflac Japan management fees paid to Parent Company	$32	$40
Expenses allocated to Aflac Japan (in dollars)	2	8
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in dollars)	256	312
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in yen)	28.3	33.4
For additional information on regulatory restrictions on dividends, profit repatriations and other transfers, see Note 13 of the Notes to the Consolidated Financial Statements and the Regulatory Restrictions subsection of MD&A, both in the 2018 Annual Report.
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

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2018 Annual Report. There have been no material changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2018 Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2019, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	4,465,400		$46.44	4,465,400	64,582,487
February 1 - February 28	4,170,417		48.65	3,624,583	60,957,904
March 1 - March 31	2,162,830		49.50	2,147,500	58,810,404
Total	10,798,647	(1)	$47.91	10,237,483	58,810,404
(1)During the first three months of 2019, 561,164 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

	10.50	-
Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance.

	15	-	Letter from KPMG LLP regarding unaudited interim financial information.
	31.1	-	Certification of CEO dated April 26, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated April 26, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated April 26, 2019, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

April 26, 2019	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

April 26, 2019	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer