Form 10-Q
period 2019-06-30
AFLAC INC
filed 2019-07-26
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-07434
Aflac Incorporated
_________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Georgia			58-1167100
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1932 Wynnton Road	Columbus	Georgia	31999
(Address of principal executive offices)			(ZIP Code)
706. 323.3431
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 Par Value	AFL	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 740,383,335 shares of the issuer's common stock were outstanding as of July 18, 2019.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2019

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The June 30, 2019, and 2018, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aflac Incorporated:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of June 30, 2019, the related consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, the related consolidated statements of shareholders’ equity for the three-month periods ended March 31 and June 30, 2019 and 2018, the related consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

Atlanta, Georgia
July 26, 2019

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2019	2018	2019	2018
Revenues:
Net premiums, principally supplemental health insurance	$4,681	$4,706	$9,373	$9,450
Net investment income	878	862	1,756	1,699
Realized investment gains (losses):
Other-than-temporary impairment losses realized and loan loss reserves	(2)	(5)	(4)	(12)
Other gains (losses)	(64)	8	9	(119)
Total realized investment gains (losses)	(66)	3	5	(131)
Other income (loss)	18	18	34	36
Total revenues	5,511	5,589	11,168	11,054
Benefits and expenses:
Benefits and claims, net	2,964	3,031	5,932	6,073
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	309	303	649	617
Insurance commissions	329	338	661	676
Insurance and other expenses	743	732	1,460	1,463
Interest expense	57	54	115	111
Total acquisition and operating expenses	1,438	1,427	2,885	2,867
Total benefits and expenses	4,402	4,458	8,817	8,940
Earnings before income taxes	1,109	1,131	2,351	2,114
Income taxes	292	299	606	564
Net earnings	$817	$832	$1,745	$1,550
Net earnings per share:
Basic	$1.10	$1.08	$2.33	$2.00
Diluted	1.09	1.07	2.32	1.98
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	745,153	772,949	748,271	775,734
Diluted	748,849	777,807	752,302	780,814
Cash dividends per share	$.27	$.26	$.54	$.52
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2019	2018	2019	2018
Net earnings	$817	$832	$1,745	$1,550
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	417	(493)	416	332
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	2,046	(506)	5,242	(2,233)
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	(25)	28	(43)	26
Unrealized gains (losses) on derivatives during period	(1)	(2)	(4)	4
Pension liability adjustment during period	(2)	2	5	0
Total other comprehensive income (loss) before income taxes	2,435	(971)	5,616	(1,871)
Income tax expense (benefit) related to items of other comprehensive income (loss)	552	(138)	1,403	(469)
Other comprehensive income (loss), net of income taxes	1,883	(833)	4,213	(1,402)
Total comprehensive income (loss)	$2,700	$(1)	$5,958	$148

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	June 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $77,466 in 2019 and $73,007 in 2018)	$87,836	$78,429
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,729 in 2019 and $3,849 in 2018)	4,599	4,466
Fixed maturity securities held to maturity, at amortized cost (fair value $39,035 in 2019 and $36,722 in 2018)	31,007	30,318
Equity securities, at fair value	1,087	987
Commercial mortgage and other loans (includes $6,233 in 2019 and $5,528 in 2018 of consolidated variable interest entities)	7,622	6,919
Other investments (includes $410 in 2019 and $328 in 2018 of consolidated variable interest entities)	1,427	787
Cash and cash equivalents	3,019	4,337
Total investments and cash	136,597	126,243
Receivables	883	851
Accrued investment income	785	773
Deferred policy acquisition costs	10,128	9,875
Property and equipment, at cost less accumulated depreciation (1)	562	443
Other	2,445	2,221
Total assets	$151,400	$140,406
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$90,117	$86,368
Unpaid policy claims	4,706	4,584
Unearned premiums	4,763	5,090
Other policyholders’ funds	7,403	7,146
Total policy liabilities	106,989	103,188
Income taxes	5,243	4,020
Payables for return of cash collateral on loaned securities	1,557	1,052
Notes payable and lease obligations (1)	6,231	5,778
Other	3,139	2,906
Total liabilities	123,159	116,944
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2019 and 2018; issued 1,349,044 shares in 2019 and 1,347,540 shares in 2018	135	135
Additional paid-in capital	2,247	2,177
Retained earnings	33,130	31,788
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,455)	(1,847)
Unrealized gains (losses) on fixed maturity securities	8,055	4,234
Unrealized gains (losses) on derivatives	(27)	(24)
Pension liability adjustment	(209)	(212)
Treasury stock, at average cost	(13,635)	(12,789)
Total shareholders’ equity	28,241	23,462
Total liabilities and shareholders’ equity	$151,400	$140,406
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2019 related to leases.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$135	$2,177	$31,788	$2,151	$(12,789)	$23,462
Net earnings	0	0	928	0	0	928
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	(1)	0	(1)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	2,327	0	2,327
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	6	0	6
Dividends to shareholders ($.27 per share)	0	0	(203)	0	0	(203)
Exercise of stock options	0	11	0	0	0	11
Share-based compensation	0	8	0	0	0	8
Purchases of treasury stock	0	0	0	0	(517)	(517)
Treasury stock reissued	0	12	0	0	18	30
Balance at March 31, 2019	$135	$2,208	$32,513	$4,481	$(13,288)	$26,049
Net earnings	0	0	817	0	0	817
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	393	0	393
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,494	0	1,494
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	(3)	0	(3)
Dividends to shareholders ($.27 per share)	0	0	(200)	0	0	(200)
Exercise of stock options	0	12	0	0	0	12
Share-based compensation	0	15	0	0	0	15
Purchases of treasury stock	0	0	0	0	(358)	(358)
Treasury stock reissued	0	12	0	0	11	23
Balance at June 30, 2019	$135	$2,247	$33,130	$6,364	$(13,635)	$28,241

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2017	$135	$2,052	$29,895	$4,028	$(11,512)	$24,598
Cumulative effect of change in accounting principles, net of income tax(1)	0	0	(226)	226	0	0
Net earnings	0	0	717	0	0	717
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	447	0	447
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments(1)	0	0	0	(984)	0	(984)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Pension liability adjustment during period, net of income taxes	0	0	0	(34)	0	(34)
Dividends to shareholders ($.26 per share)	0	0	(203)	0	0	(203)
Exercise of stock options	0	14	0	0	0	14
Share-based compensation	0	10	0	0	0	10
Purchases of treasury stock	0	0	0	0	(309)	(309)
Treasury stock reissued	0	13	0	0	16	29
Balance at March 31, 2018	$135	$2,089	$30,183	$3,685	$(11,805)	$24,287
Net earnings	0	0	832	0	0	832
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	(138)	0	(138)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments (1)	0	0	0	(730)	0	(730)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	34	0	34
Dividends to shareholders ($.26 per share)	0	0	(206)	0	0	(206)
Exercise of stock options	0	7	0	0	0	7
Share-based compensation	0	15	0	0	0	15
Purchases of treasury stock	0	0	0	0	(306)	(306)
Treasury stock reissued	0	6	0	0	(2)	4
Balance at June 30, 2018	$135	$2,117	$30,809	$2,852	$(12,113)	$23,800
(1) See Note 1 of the Notes to the Consolidated Financial Statements in the Company's 2018 Annual Report on Form 10-K
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2019	2018
Cash flows from operating activities:
Net earnings	$1,745	$1,550
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(17)	(1)
Capitalization of deferred policy acquisition costs	(712)	(716)
Amortization of deferred policy acquisition costs	649	617
Increase in policy liabilities	1,019	1,346
Change in income tax liabilities	(268)	(180)
Realized investment (gains) losses	(5)	131
Other, net	(54)	60
Net cash provided (used) by operating activities	2,357	2,807
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	2,105	3,869
Equity securities	154	216
Held-to-maturity fixed maturity securities	203	878
Commercial mortgage and other loans	888	358
Costs of investments acquired:
Available-for-sale fixed maturity securities	(4,352)	(6,798)
Equity securities	(181)	(233)
Commercial mortgage and other loans	(1,534)	(2,705)
Other investments, net	(616)	(175)
Settlement of derivatives, net	(14)	(36)
Cash received (pledged or returned) as collateral, net	495	3,110
Other, net	125	73
Net cash provided (used) by investing activities	(2,727)	(1,443)
Cash flows from financing activities:
Purchases of treasury stock	(847)	(601)
Proceeds from borrowings	268	0
Dividends paid to shareholders	(389)	(396)
Change in investment-type contracts, net	(34)	9
Treasury stock reissued	26	12
Other, net	(2)	(12)
Net cash provided (used) by financing activities	(978)	(988)
Effect of exchange rate changes on cash and cash equivalents	30	(20)
Net change in cash and cash equivalents	(1,318)	356
Cash and cash equivalents, beginning of period	4,337	3,491
Cash and cash equivalents, end of period	$3,019	$3,847
Supplemental disclosures of cash flow information:
Income taxes paid	$874	$744
Interest paid	93	90
Noncash interest	22	21
Impairment losses and loan loss reserves included in realized investment losses	4	12
Noncash financing activities:
Lease obligations	1	10
Treasury stock issued for:
Associate stock bonus	8	5
Shareholder dividend reinvestment	14	8
Share-based compensation grants	5	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 68% and 70% of the Company's total revenues in the six-month periods ended June 30, 2019 and 2018, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 85% at June 30, 2019, compared with 84% at December 31, 2018.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2019, and December 31, 2018, the consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2019 and 2018 and June 30, 2019 and 2018, and the consolidated statement of cash flows for the six-month periods ended June 30, 2019 and 2018. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report).

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
ASU 2016-13
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

as clarified and amended by:
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,
and
ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief

In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured at amortized cost to be presented net of an allowance for credit losses (Credit Losses ASU) in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. Credit losses on available-for-sale debt securities will be measured in a manner similar to current U.S. GAAP; however, the amendments require that credit losses be presented as an allowance rather than as a write-down. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant credit deterioration since origination (PCD financial assets).

The Credit Losses ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Companies may early adopt this guidance as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The amendments will be adopted following a modified-retrospective approach resulting in a cumulative effect adjustment in retained earnings as of the beginning of the year of adoption. Two exceptions to this adoption method are for PCD financial assets and debt securities for which other-than-temporary impairment (OTTI) will have been recognized before the effective date. Loans purchased with credit deterioration accounted for under current U.S. GAAP as "purchased credit impaired" (PCI) financial assets will be classified as PCD financial assets at transition and PCD guidance will be applied prospectively. Debt securities that have experienced OTTI before the effective date will follow a prospective adoption method which allows an entity to maintain the same amortized cost basis before and after the effective date.

In April 2019, the Credit Losses ASU was amended to allow entities to make a policy election about presentation and disclosure of accrued interest receivable and the related credit losses, whereby entities that write off uncollectible accrued interest receivable in a timely manner can make a policy election not to measure an allowance on the accrued interest receivable. Other amendments made within this Update clarify and address stakeholders’ specific issues about certain aspects of the Credit Losses ASU.

In May 2019, the FASB granted a targeted transition relief by allowing to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost.

These amendments will be effective upon adoption of the Credit Losses ASU.

The Company has identified the following financial instruments in scope of the new guidance: certain fixed maturity securities, loans and loan receivables, reinsurance recoverable, as well as certain other receivable balances and off-balance sheet arrangements. The Company currently expects loans and loan receivables and held-to-maturity fixed maturity securities to be the asset classes most significantly impacted upon adoption of the guidance. (See Notes 3 and 7). The Company is in the process of review and validation of credit models and methodologies and validating inputs, while continuing to develop policies, systems and controls that will be required to implement the Current Expected Credit Losses guidance.The Company also continues to evaluate the impact of adoption of this guidance on its financial position, results of operations, and disclosures. The Company plans to adopt this ASU on January 1, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Revenues:
Aflac Japan:
Net earned premiums	$3,172	$3,227	$6,352	$6,490
Net investment income, less amortized hedge costs	609	606	1,219	1,194
Other income	11	11	22	22
Total Aflac Japan	3,792	3,844	7,593	7,706
Aflac U.S.:
Net earned premiums	1,459	1,426	2,920	2,853
Net investment income	180	182	357	357
Other income	2	2	4	4
Total Aflac U.S.	1,641	1,610	3,281	3,214
Corporate and other	95	85	191	164
Total adjusted revenues	5,528	5,539	11,065	11,084
Realized investment gains (losses) (1),(2),(3)	(17)	50	103	(30)
Total revenues	$5,511	$5,589	$11,168	$11,054
(1) Amortized hedge costs of $62 and $55 for the three-month periods and $124 and $110 for the six-month periods ended June 30, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Amortized hedge income of $20 and $7 for the three-month periods and $40 and $9 for the six-month periods ended June 30, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies has been reclassified from realized investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(7) for the three-month period and $(14) for the six-month period ended June 30, 2019 and an immaterial amount for the three- and six-month periods in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Pretax earnings:
Aflac Japan	$831	$836	$1,666	$1,654
Aflac U.S.	338	340	661	677
Corporate and other	(26)	(38)	(45)	(84)
Pretax adjusted earnings	1,143	1,138	2,282	2,247
Realized investment gains (losses) (1),(2),(3),(4)	(34)	35	70	(63)
Other income (loss)	0	(42)	(1)	(70)
Total earnings before income taxes	$1,109	$1,131	$2,351	$2,114
Income taxes applicable to pretax adjusted earnings	$297	$303	$587	$592
Effect of foreign currency translation on after-tax adjusted earnings	(4)	7	(13)	29

(1) Amortized hedge costs of $62 and $55 for the three-month periods and $124 and $110 for the six-month periods ended June 30, 2019, and 2018, respectively, related to certain foreign currency management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from pretax adjusted earnings when analyzing operations.
(2) Amortized hedge income of $20 and $7 for the three-month periods and $40 and $9 for the six-month periods ended June 30, 2019, and 2018, respectively, related to certain foreign currency management strategies has been reclassified from realized investment gains (losses) and reported as an increase in pretax adjusted earnings when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $(7) for the three-month period and $(14) for the six-month period ended June 30, 2019 and and an immaterial amount for the three- and six-month periods in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) A gain of $17 for the three-month periods and $33 for the six-month periods ended June 30, 2019, and 2018, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings when analyzing operations

Assets were as follows:

(In millions)	June 30, 2019	December 31, 2018
Assets:
Aflac Japan	$128,329	$118,342
Aflac U.S.	20,881	19,100
Corporate and other	2,190	2,964
Total assets	$151,400	$140,406

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,154	$5,800	$0	$37,954
Municipalities	525	120	1	644
Mortgage- and asset-backed securities	237	29	0	266
Public utilities	1,865	392	0	2,257
Sovereign and supranational	762	60	0	822
Banks/financial institutions	6,126	700	106	6,720
Other corporate	5,333	932	22	6,243
Total yen-denominated	47,002	8,033	129	54,906
U.S. dollar-denominated:
U.S. government and agencies	195	11	0	206
Municipalities	1,198	133	0	1,331
Mortgage- and asset-backed securities	143	7	0	150
Public utilities	3,941	634	27	4,548
Sovereign and supranational	257	73	0	330
Banks/financial institutions	2,880	566	14	3,432
Other corporate	25,579	2,492	539	27,532
Total U.S. dollar-denominated	34,193	3,916	580	37,529
Total securities available for sale	$81,195	$11,949	$709	$92,435

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,637	$3,700	$140	$34,197
Municipalities	385	32	9	408
Mortgage- and asset-backed securities	155	22	0	177
Public utilities	1,732	280	4	2,008
Sovereign and supranational	826	123	0	949
Banks/financial institutions	5,440	502	238	5,704
Other corporate	4,852	649	44	5,457
Total yen-denominated	44,027	5,308	435	48,900
U.S dollar-denominated:
U.S. government and agencies	137	9	1	145
Municipalities	1,343	120	8	1,455
Mortgage- and asset-backed securities	155	8	1	162
Public utilities	4,772	496	105	5,163
Sovereign and supranational	251	60	0	311
Banks/financial institutions	2,860	389	35	3,214
Other corporate	23,311	1,343	1,109	23,545
Total U.S. dollar-denominated	32,829	2,425	1,259	33,995
Total securities available for sale	$76,856	$7,733	$1,694	$82,895

	June 30, 2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,611	$6,606	$0	$29,217
Municipalities	836	274	0	1,110
Mortgage- and asset-backed securities	19	1	0	20
Public utilities	2,762	386	0	3,148
Sovereign and supranational	1,188	192	0	1,380
Banks/financial institutions	978	110	12	1,076
Other corporate	2,613	477	6	3,084
Total yen-denominated	31,007	8,046	18	39,035
Total securities held to maturity	$31,007	$8,046	$18	$39,035

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,712	$5,326	$0	$27,038
Municipalities	359	110	0	469
Mortgage- and asset-backed securities	14	1	0	15
Public utilities	2,727	254	8	2,973
Sovereign and supranational	1,551	289	0	1,840
Banks/financial institutions	1,445	158	20	1,583
Other corporate	2,510	332	38	2,804
Total yen-denominated	30,318	6,470	66	36,722
Total securities held to maturity	$30,318	$6,470	$66	$36,722

(In millions)	June 30, 2019	December 31, 2018
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$679	$641
U.S. dollar-denominated	408	346
Total equity securities	$1,087	$987

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first and second quarters of 2019 and 2018, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2019, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$1,093	$1,153
Due after one year through five years	8,423	8,478
Due after five years through 10 years	9,887	10,961
Due after 10 years	61,412	71,427
Mortgage- and asset-backed securities	380	416
Total fixed maturity securities available for sale	$81,195	$92,435
Held to maturity:
Due in one year or less	$139	$140
Due after one year through five years	1,284	1,367
Due after five years through 10 years	726	815
Due after 10 years	28,839	36,693
Mortgage- and asset-backed securities	19	20
Total fixed maturity securities held to maturity	$31,007	$39,035

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2019			December 31, 2018
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$53,298	$65,321	A+	$51,207	$59,945
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Realized investment gains (losses):
Fixed maturity securities:
Available for sale:
Gross gains from sales	$32	$12	$44	$22
Gross losses from sales	(3)	(71)	(11)	(73)
Foreign currency gains (losses) on sales and redemptions	(4)	29	9	24
Other-than-temporary impairment losses	0	(2)	0	(2)
Total fixed maturity securities	25	(32)	42	(29)
Equity securities	(11)	18	47	(28)
Loan receivables:
Loan loss reserves	(2)	(3)	(4)	(10)
Total loan receivables	(2)	(3)	(4)	(10)
Derivatives and other:
Derivative gains (losses)	122	(172)	122	(28)
Foreign currency gains (losses)	(200)	192	(202)	(36)
Total derivatives and other	(78)	20	(80)	(64)
Total realized investment gains (losses)	$(66)	$3	$5	$(131)

The unrealized holding losses, net of gains, recorded as a component of realized investment gains and losses for the three-month period ended June 30, 2019, that relates to equity securities still held at the June 30, 2019, reporting date was $13 million. The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the six-month period ended June 30, 2019, that relates to equity securities still held at the June 30, 2019, reporting date was $34 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2019	December 31, 2018
Unrealized gains (losses) on securities available for sale	$11,240	$6,039
Deferred income taxes	(3,185)	(1,805)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$8,055	$4,234

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Municipalities:
Yen-denominated	$14	$1	$14	$1	$0	$0
Public utilities:
U.S. dollar-denominated	597	27	116	5	481	22
Banks/financial institutions:
U.S. dollar-denominated	284	14	110	5	174	9
Yen-denominated	1,862	118	1,862	118	0	0
Other corporate:
U.S. dollar-denominated	7,957	539	2,125	143	5,832	396
Yen-denominated	713	28	713	28	0	0
Total	$11,427	$727	$4,940	$300	$6,487	$427

	December 31, 2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and agencies:
U.S. dollar-denominated	$67	$1	$67	$1	$0	$0
Japan government and agencies:
Yen-denominated	3,604	140	3,604	140	0	0
Municipalities:
U.S. dollar-denominated	515	8	515	8	0	0
Yen-denominated	148	9	148	9	0	0
Mortgage- and asset- backed securities:
U.S. dollar-denominated	74	1	74	1	0	0
Public utilities:
U.S. dollar-denominated	1,585	105	892	48	693	57
Yen-denominated	604	12	604	12	0	0
Banks/financial institutions:
U.S. dollar-denominated	625	35	340	19	285	16
Yen-denominated	3,057	258	3,057	258	0	0
Other corporate:
U.S. dollar-denominated	12,899	1,109	5,782	407	7,117	702
Yen-denominated	1,306	82	1,306	82	0	0
Total	$24,484	$1,760	$16,389	$985	$8,095	$775

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

The following table reflects the composition of commercial mortgage and other loans by portfolio segment as of the periods presented.

(In millions)	June 30, 2019	December 31, 2018
Commercial mortgage and other loans:
Transitional real estate loans	$4,592	$4,394
Commercial mortgage loans	1,161	1,065
Middle market loans	1,900	1,487
Total gross commercial mortgage and other loans	7,653	6,946
Allowance for loan loss	(31)	(27)
Total net commercial mortgage and other loans	$7,622	$6,919

Commercial mortgage and transitional real estate loans were secured by properties entirely within the United States. Middle market loans are issued only to companies domiciled within the United States and Canada.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio has guidelines that limit the average loan-to-value at origination to be 70% or lower with individual loan-to-value limits at origination of 80% or less. As of June 30, 2019, the Company had $767 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio has guidelines that limit the average loan-to-value at origination to be 65% or lower with individual loan-to-value limits at origination of 70% or less. As of June 30, 2019, the Company had $95 million in outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included an unfunded amount of $130 million and $56 million, as of June 30, 2019, and December 31, 2018, respectively, that is reflected in other liabilities on the consolidated balance sheets.

As of June 30, 2019, the Company had commitments of approximately $489 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Allowance for Loan Losses

The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. There was no specific loan loss reserve as of June 30, 2019, and December 31, 2018. The following table presents the rollforward of the general allowance for loan losses by portfolio segment during the six-month period ended June 30.

(In millions)	Commercial Mortgage Loans	Transitional Real Estate Loans	Middle Market Loans	Total
Allowance for loan losses at December 31, 2018	$(1)	$(17)	$(9)	$(27)
Addition to (release of) allowance for credit losses	0	(1)	(3)	(4)
Allowance for loan losses at June 30, 2019	$(1)	$(18)	$(12)	$(31)

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

As of June 30, 2019, and December 31, 2018, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of June 30, 2019, and December 31, 2018. The Company had no troubled debt restructurings during the six months ended June 30, 2019 and 2018.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2019	December 31, 2018
Other investments:
Policy loans	$246	$232
Short-term investments (1)	677	152
Limited partnerships	471	377
Other	33	26
Total other investments	$1,427	$787
(1) Includes securities lending collateral

As of June 30, 2019, the Company had $881 million in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	June 30, 2019		December 31, 2018
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,729	$4,599	$3,849	$4,466
Equity securities	187	187	160	160
Commercial mortgage and other loans	6,233	6,259	5,528	5,506
Other investments (1)	410	410	328	328
Other assets (2)	201	201	182	182
Total assets of consolidated VIEs	$10,760	$11,656	$10,047	$10,642
Liabilities:
Other liabilities (2)	$107	$107	$102	$102
Total liabilities of consolidated VIEs	$107	$107	$102	$102

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
Investments in Variable Interest Entities Not Consolidated

	June 30, 2019		December 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,309	$4,961	$4,575	$4,982
Fixed maturity securities, held to maturity	2,019	2,389	2,007	2,254
Other investments (1)	61	61	49	49
Total investments in VIEs not consolidated	$6,389	$7,411	$6,631	$7,285

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

Details of collateral by loaned security type and remaining maturity of the agreements were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
June 30, 2019
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Greater than 90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$605	$2,539	$3,144
Public utilities	56	0	0	56
Banks/financial institutions	78	0	0	78
Other corporate	804	0	0	804
Equity securities	14	0	0	14
Total borrowings	$952	$605	$2,539	$4,096
Gross amount of recognized liabilities for securities lending transactions				$1,557
Amounts related to agreements not included in offsetting disclosure in Note 4				$2,539
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
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2019, and December 31, 2018, respectively.

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

Prior to April 1, 2018, foreign currency forwards and options (through a collar strategy, as discussed above) hedged the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agreed with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified price at a specified future date. In the option transactions, the Company used a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions created a zero-cost collar.

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

	June 30, 2019			December 31, 2018
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$75	$0	$6	$75	$1	$4
Total cash flow hedges	75	0	6	75	1	4
Fair value hedges:
Foreign currency forwards	842	0	19	2,086	0	34
Foreign currency options	10,901	0	2	9,070	3	1
Interest rate swaptions	1,500	0	3	500	0	1
Total fair value hedges	13,243	0	24	11,656	3	36
Non-qualifying strategies:
Foreign currency swaps	2,800	88	107	2,800	103	129
Foreign currency swaps - VIE	2,587	201	101	2,587	181	101
Foreign currency forwards	16,081	222	109	16,057	126	117
Foreign currency options	1,042	0	0	430	0	0
Interest rate swaps	4,750	15	0	4,750	3	0
Total non-qualifying strategies	27,260	526	317	26,624	413	347
Total derivatives	$40,578	$526	$347	$38,355	$417	$387

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
The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Realized Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended June 30, 2019:
Foreign currency forwards	Fixed maturity securities	$6	$(14)	$20	$(21)	$(1)
Interest rate swaptions	Fixed-maturity securities	(2)	(2)	0	0	0
Total gains (losses)		$4	$(16)	$20	$(21)	$(1)
Six Months Ended June 30, 2019:
Foreign currency forwards	Fixed maturity securities	$15	$(24)	$39	$(39)	$0
Foreign currency options	Fixed maturity securities	(4)	(4)	0	0	0
Interest rate swaptions	Fixed maturity securities	(3)	(3)	0	0	0
Total gains (losses)		$8	$(31)	$39	$(39)	$0
Three Months Ended June 30, 2018:
Foreign currency forwards	Fixed maturity securities	$(215)	$(30)	$(185)	$186	$1
Foreign currency options	Fixed maturity securities	(2)	(2)	0	0	0
Total gains (losses)		(217)	(32)	(185)	186	1
Six Months Ended June 30, 2018:
Foreign currency forwards	Fixed maturity securities	$199	$(69)	$268	$(278)	$(10)
Foreign currency options	Fixed maturity securities	(3)	(3)	0	0	0
Total gains (losses)		$196	$(72)	$268	$(278)	$(10)

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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as realized investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment are reported within net investment income. For the three-month and six-month periods ended June 30, 2019, those gains and losses on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Fixed maturity securities	$5,084	$6,593	$269	$294
(1) The balance includes hedging adjustment on discontinued hedging relationships of $269 in 2019 and $294 in 2018.
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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2019 and 2018, respectively.
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
As of June 30, 2019, the Parent Company had cross-currency interest rate swap agreements related to its $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.
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

	Three Months Ended June 30,
	2019				2018
(In millions)	Net Investment Income (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$0		$0	$0	$0		$(2)
Total cash flow hedges	0	0	(3)	0	0	0	(3)	(2)
Fair value hedges:
Foreign currency forwards (4)		(15)				(29)
Foreign currency options (4)		0				(2)
Interest rate swaptions (4)	(1)	0		(1)	0	0		0
Total fair value hedges	(1)	(15)		(1)	0	(31)		0
Net investment hedge:
Non-derivative hedging instruments		0		(54)		0		55
Foreign currency options		0		0		0		0
Total net investment hedge		0		(54)		0		55
Non-qualifying strategies:
Foreign currency swaps		0				50
Foreign currency swaps - VIE		13				(36)
Foreign currency forwards		114				(154)
Foreign currency options		0				(1)
Interest rate swaps		10				0
Total non- qualifying strategies		137				(141)
Total	$(1)	$122		$(55)	$0	$(172)		$53
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
(3) Impact of cash flow hedges reported as realized investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended June 30, 2019 and 2018, respectively.
(4)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

	Six Months Ended June 30,
	2019				2018
(In millions)	Net Investment Income(1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$0		$(2)	$0	$1		$4
Total cash flow hedges	(1)	0	(3)	(2)	0	1	(3)	4
Fair value hedges:
Foreign currency forwards(4)		(24)				(79)
Foreign currency options(4)		(4)				(3)
Interest rate swaptions(4)	(1)	0		(2)	0	0		0
Total fair value hedges	(1)	(28)		(2)	0	(82)		0
Net investment hedge:
Non-derivative hedging instruments		0		(54)		0		(29)
Foreign currency options		0		0		0		(8)
Total net investment hedge		0		(54)		0		(37)
Non-qualifying strategies:
Foreign currency swaps		44				(60)
Foreign currency swaps - VIE		(3)				88
Foreign currency forwards		93				25
Foreign currency options		0				0
Interest rate swaps		16				0
Total non-qualifying strategies		150				53
Total	$(2)	$122		$(58)	$0	$(28)		$(33)
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
(3) Impact of cash flow hedges reported as realized investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the six-month periods ended June 30, 2019 and 2018, respectively.
(4)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

As of June 30, 2019, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of June 30, 2019, there were 17 counterparties to the Company's derivative agreements, with four comprising 66% of the aggregate notional amount. As of June 30, 2019, all counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $54 million and $139 million as of June 30, 2019, and December 31, 2018, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2019, the Company estimates that it would be required to post a maximum of $39 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Asset

June 30, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$310	$0	$310	$(141)	$(101)	$(62)	$6
OTC - cleared	15	0	15	0	0	(7)	8
Total derivative assets subject to a master netting agreement or offsetting arrangement	325	0	325	(141)	(101)	(69)	14
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	201		201				201
Total derivative assets not subject to a master netting agreement or offsetting arrangement	201		201				201
Total derivative assets	526	0	526	(141)	(101)	(69)	215
Securities lending and similar arrangements	1,536	0	1,536	0	0	(1,536)	0
Total	$2,062	$0	$2,062	$(141)	$(101)	$(1,605)	$215

December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$231	$0	$231	$(152)	$(23)	$(55)	$1
OTC - cleared	3	0	3	0	0	(3)	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	234	0	234	(152)	(23)	(58)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	183		183				183
Total derivative assets not subject to a master netting agreement or offsetting arrangement	183		183				183
Total derivative assets	417	0	417	(152)	(23)	(58)	184
Securities lending and similar arrangements	1,029	0	1,029	0	0	(1,029)	0
Total	$1,446	$0	$1,446	$(152)	$(23)	$(1,087)	$184

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$240	$0	$240	$(141)	$(17)	$(76)	$6
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	240	0	240	(141)	(17)	(76)	6
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	107		107				107
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	107		107				107
Total derivative liabilities	347	0	347	(141)	(17)	(76)	113
Securities lending and similar arrangements	1,557	0	1,557	(1,536)	0	0	21
Total	$1,904	$0	$1,904	$(1,677)	$(17)	$(76)	$134

December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$285	$0	$285	$(152)	$(37)	$(68)	$28
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	285	0	285	(152)	(37)	(68)	28
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	102		102				102
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	102		102				102
Total derivative liabilities	387	0	387	(152)	(37)	(68)	130
Securities lending and similar arrangements	1,052	0	1,052	(1,029)	0	0	23
Total	$1,439	$0	$1,439	$(1,181)	$(37)	$(68)	$153

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

	June 30, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$36,573	$1,587	$0	$38,160
Municipalities	0	1,975	0	1,975
Mortgage- and asset-backed securities	0	233	183	416
Public utilities	0	6,601	204	6,805
Sovereign and supranational	0	1,152	0	1,152
Banks/financial institutions	0	10,128	24	10,152
Other corporate	0	33,576	199	33,775
Total fixed maturity securities	36,573	55,252	610	92,435
Equity securities	949	73	65	1,087
Other investments	677	0	0	677
Cash and cash equivalents	3,019	0	0	3,019
Other assets:
Foreign currency swaps	0	88	201	289
Foreign currency forwards	0	222	0	222
Interest rate swaps	0	15	0	15
Total other assets	0	325	201	526
Total assets	$41,218	$55,650	$876	$97,744
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$107	$107	$214
Foreign currency forwards	0	128	0	128
Foreign currency options	0	2	0	2
Interest rate swaptions	0	3	0	3
Total liabilities	$0	$240	$107	$347

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,993	$1,349	$0	$34,342
Municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities	0	162	177	339
Public utilities	0	7,062	109	7,171
Sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions	0	8,895	23	8,918
Other corporate	0	28,789	213	29,002
Total fixed maturity securities	32,993	49,380	522	82,895
Equity securities	874	67	46	987
Other investments	152	0	0	152
Cash and cash equivalents	4,337	0	0	4,337
Other assets:
Foreign currency swaps	0	103	182	285
Foreign currency forwards	0	126	0	126
Foreign currency options	0	3	0	3
Interest rate swaps	0	3	0	3
Total other assets	0	235	182	417
Total assets	$38,356	$49,682	$750	$88,788
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$132	$102	$234
Foreign currency forwards	0	151	0	151
Foreign currency options	0	1	0	1
Interest rate swaptions	0	1	0	1
Total liabilities	$0	$285	$102	$387

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,611	$28,852	$365	$0	$29,217
Municipalities	836	0	1,110	0	1,110
Mortgage and asset-backed securities	19	0	7	13	20
Public utilities	2,762	0	3,148	0	3,148
Sovereign and supranational	1,188	0	1,380	0	1,380
Banks/financial institutions	978	0	1,076	0	1,076
Other corporate	2,613	0	3,084	0	3,084
Commercial mortgage and other loans	7,622	0	0	7,663	7,663
Other investments (1)	33	0	33	0	33
Total assets	$38,662	$28,852	$10,203	$7,676	$46,731
Liabilities:
Other policyholders’ funds	$7,403	$0	$0	$7,320	$7,320
Notes payable (excluding leases)	6,098	0	5,763	278	6,041
Total liabilities	$13,501	$0	$5,763	$7,598	$13,361
(1) Excludes policy loans of $246 and equity method investments of $471, at carrying value

	December 31, 2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,712	$27,030	$8	$0	$27,038
Municipalities	359	0	469	0	469
Mortgage and asset-backed securities	14	0	0	15	15
Public utilities	2,727	0	2,973	0	2,973
Sovereign and supranational	1,551	0	1,840	0	1,840
Banks/financial institutions	1,445	0	1,583	0	1,583
Other corporate	2,510	0	2,804	0	2,804
Commercial mortgage and other loans	6,919	0	0	6,893	6,893
Other investments (1)	26	0	26	0	26
Total assets	$37,263	$27,030	$9,703	$6,908	$43,641
Liabilities:
Other policyholders’ funds	$7,146	$0	$0	$7,067	$7,067
Notes payable (excluding leases)	5,765	0	5,606	270	5,876
Total liabilities	$12,911	$0	$5,606	$7,337	$12,943

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$36,573	$1,587	$0	$38,160
Total government and agencies	36,573	1,587	0	38,160
Municipalities:
Third party pricing vendor	0	1,975	0	1,975
Total municipalities	0	1,975	0	1,975
Mortgage- and asset-backed securities:
Third party pricing vendor	0	233	0	233
Broker/other	0	0	183	183
Total mortgage- and asset-backed securities	0	233	183	416
Public utilities:
Third party pricing vendor	0	6,601	0	6,601
Broker/other	0	0	204	204
Total public utilities	0	6,601	204	6,805
Sovereign and supranational:
Third party pricing vendor	0	1,152	0	1,152
Total sovereign and supranational	0	1,152	0	1,152
Banks/financial institutions:
Third party pricing vendor	0	9,970	0	9,970
Broker/other	0	158	24	182
Total banks/financial institutions	0	10,128	24	10,152
Other corporate:
Third party pricing vendor	0	33,576	0	33,576
Broker/other	0	0	199	199
Total other corporate	0	33,576	199	33,775
Total securities available for sale	$36,573	$55,252	$610	$92,435
Equity securities, carried at fair value:
Third party pricing vendor	$949	$73	$0	$1,022
Broker/other	0	0	65	65
Total equity securities	$949	$73	$65	$1,087

	June 30, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,852	$365	$0	$29,217
Total government and agencies	28,852	365	0	29,217
Municipalities:
Third party pricing vendor	0	1,110	0	1,110
Total municipalities	0	1,110	0	1,110
Mortgage- and asset-backed securities:
Third party pricing vendor	0	7	0	7
Broker/other	0	0	13	13
Total mortgage- and asset-backed securities	0	7	13	20
Public utilities:
Third party pricing vendor	0	3,148	0	3,148
Total public utilities	0	3,148	0	3,148
Sovereign and supranational:
Third party pricing vendor	0	1,380	0	1,380
Total sovereign and supranational	0	1,380	0	1,380
Banks/financial institutions:
Third party pricing vendor	0	1,076	0	1,076
Total banks/financial institutions	0	1,076	0	1,076
Other corporate:
Third party pricing vendor	0	3,084	0	3,084
Total other corporate	0	3,084	0	3,084
Total securities held to maturity	$28,852	$10,170	$13	$39,035

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,993	$1,349	$0	$34,342
Total government and agencies	32,993	1,349	0	34,342
Municipalities:
Third party pricing vendor	0	1,863	0	1,863
Total municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities:
Third party pricing vendor	0	162	0	162
Broker/other	0	0	177	177
Total mortgage- and asset-backed securities	0	162	177	339
Public utilities:
Third party pricing vendor	0	7,062	0	7,062
Broker/other	0	0	109	109
Total public utilities	0	7,062	109	7,171
Sovereign and supranational:
Third party pricing vendor	0	1,260	0	1,260
Total sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions:
Third party pricing vendor	0	8,895	0	8,895
Broker/other	0	0	23	23
Total banks/financial institutions	0	8,895	23	8,918
Other corporate:
Third party pricing vendor	0	28,789	0	28,789
Broker/other	0	0	213	213
Total other corporate	0	28,789	213	29,002
Total securities available for sale	$32,993	$49,380	$522	$82,895
Equity securities, carried at fair value:
Third party pricing vendor	$874	$67	$0	$941
Broker/other	0	0	46	46
Total equity securities	$874	$67	$46	$987

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,030	$8	$0	$27,038
Total government and agencies	27,030	8	0	27,038
Municipalities:
Third party pricing vendor	0	469	0	469
Total municipalities	0	469	0	469
Mortgage- and asset-backed securities:
Broker/other	0	0	15	15
Total mortgage- and asset-backed securities	0	0	15	15
Public utilities:
Third party pricing vendor	0	2,973	0	2,973
Total public utilities	0	2,973	0	2,973
Sovereign and supranational:
Third party pricing vendor	0	1,840	0	1,840
Total sovereign and supranational	0	1,840	0	1,840
Banks/financial institutions:
Third party pricing vendor	0	1,583	0	1,583
Total banks/financial institutions	0	1,583	0	1,583
Other corporate:
Third party pricing vendor	0	2,804	0	2,804
Total other corporate	0	2,804	0	2,804
Total securities held to maturity	$27,030	$9,677	$15	$36,722

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

Transfers between Hierarchy Levels and Level 3 Rollforward
During the three- and six-month periods ended June 30, 2019 and 2018, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3.

Three Months Ended June 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$178	$85		$23	$284		$46	$70	$0	$686
Realized investment gains (losses) included in earnings	0	0		0	0		0	24	0	24
Unrealized gains (losses) included in other comprehensive income (loss)	5	5		1	6		0	0	0	17
Purchases, issuances, sales and settlements:
Purchases	0	0		0	25		0	0	0	25
Issuances	0	0		0	0		19	0	0	19
Sales	0	0		0	0		0	0	0	0
Settlements	0	(2)		0	0		0	0	0	(2)
Transfers into Level 3	0	116	(2)	0	0		0	0	0	116
Transfers out of Level 3	0	0		0	(116)	(2)	0	0	0	(116)
Balance, end of period	$183	$204		$24	$199		$65	$94	$0	$769
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$24	$0	$24

(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change

Three Months Ended June 30, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$186	$83	$24	$143	$16	$154	$1	$607
Realized investment gains (losses) included in earnings	0	0	0	0	0	(42)	(1)	(43)
Unrealized gains (losses) included in other comprehensive income (loss)	(8)	(1)	(1)	(1)	0	(2)	0	(13)
Purchases, issuances, sales and settlements:
Purchases	0	24	0	56	1	0	0	81
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(2)	0	0	0	(2)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$106	$23	$196	$17	$110	$0	$630
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(42)	$(1)	$(43)
(1) Derivative assets and liabilities are presented net

Six Months Ended June 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$0	$648
Realized investment gains (losses) included in earnings	0	0		0	0		0	16	0	16
Unrealized gains (losses) included in other comprehensive income (loss)	6	6		1	7		0	(2)	0	18
Purchases, issuances, sales and settlements:
Purchases	0	0		0	88		19	0	0	107
Issuances	0	0		0	0		0	0	0	0
Sales	0	0		0	(2)		0	0	0	(2)
Settlements	0	(2)		0	0		0	0	0	(2)
Transfers into Level 3	0	116	(2)	0	25	(2)	0	0	0	141
Transfers out of Level 3	0	(25)	(2)	0	(132)	(2), (3)	0	0	0	(157)
Balance, end of period	$183	$204		$24	$199		$65	$94	$0	$769
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$16	$0	$16
(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change
(3) Transfer due to availability of observable market inputs

Six Months Ended June 30, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	0	84	(1)	83
Unrealized gains (losses) included in other comprehensive income (loss)	3	(2)	(2)	(3)	0	4	0	0
Purchases, issuances, sales and settlements:
Purchases	0	40	0	56	1	0	0	97
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(3)	0	0	0	(3)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$178	$106	$23	$196	$17	$110	$0	$630
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$84	$(1)	$83
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

June 30, 2019
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$183	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	204	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	24	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	199	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	65	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	139	Discounted cash flow	Interest rates (USD)	1.98% - 2.20%	(b)
			Interest rates (JPY)	0.01% - 0.38%	(c)
			CDS spreads	11 - 110 bps
	62	Discounted cash flow	Interest rates (USD)	1.98% - 2.20%	(b)
			Interest rates (JPY)	0.01% - 0.38%	(c)
Total assets	$876
Liabilities:
Other liabilities:
Foreign currency swaps	$101	Discounted cash flow	Interest rates (USD)	1.98% - 2.20%	(b)
			Interest rates (JPY)	0.01% - 0.38%	(c)
			CDS spreads	30 - 187 bps
	6	Discounted cash flow	Interest rates (USD)	1.98% - 2.20%	(b)
			Interest rates (JPY)	0.01% - 0.38%	(c)
Total liabilities	$107

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

Interest Rates and CDS Spreads

The significant drivers of the valuation of the foreign exchange swaps are interest rates and CDS spreads. Some of the Company's swaps have long maturities that increase the sensitivity of the swaps to interest rate fluctuations. For the Company's foreign exchange or cross currency swaps that are in a net asset position, an increase in yen interest rates (all other factors held constant) will decrease the present value of the yen final settlement receivable (receive leg), thus decreasing the value of the swap as long as the derivative remains in a net asset position.
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

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Unpaid supplemental health claims, beginning of period	$3,967	$4,041	$3,952	$3,881
Less reinsurance recoverables	29	31	28	28
Net balance, beginning of period	3,938	4,010	3,924	3,853
Add claims incurred during the period related to:
Current year	1,785	1,779	3,610	3,621
Prior years	(136)	(133)	(303)	(325)
Total incurred	1,649	1,646	3,307	3,296
Less claims paid during the period on claims incurred during:
Current year	1,229	1,226	1,735	1,746
Prior years	430	426	1,568	1,540
Total paid	1,659	1,652	3,303	3,286
Effect of foreign exchange rate changes on unpaid claims	65	(91)	65	50
Net balance, end of period	3,993	3,913	3,993	3,913
Add reinsurance recoverables	31	29	31	29
Unpaid supplemental health claims, end of period	4,024	3,942	4,024	3,942
Unpaid life claims, end of period	682	582	682	582
Total liability for unpaid policy claims	$4,706	$4,524	$4,706	$4,524

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $303 million for the six-month period ended June 30, 2019 comprises approximately $198 million from Japan, which represents approximately 65% of the total. There was no material impact to claims development in Japan from foreign currency exchange from December 31, 2018 to June 30, 2019.

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

The remainder of the favorable claims development related to prior years for the six-month period ended June 30, 2019, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion as of June 30, 2019 and December 31, 2018 is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $987 million and $941 million as of June 30, 2019 and December 31, 2018, respectively. The increase in the reinsurance recoverable balance was driven by the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 3.0% and ceded reserves increased approximately 3.7% from December 31, 2018, to June 30, 2019.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Direct premium income	$4,766	$4,793	$9,542	$9,626
Ceded to other companies:
Ceded Aflac Japan closed blocks	(119)	(126)	(240)	(256)
Other	(17)	(16)	(32)	(30)
Assumed from other companies:
Retrocession activities	50	53	100	107
Other	1	2	3	3
Net premium income	$4,681	$4,706	$9,373	$9,450

Direct benefits and claims	$3,038	$3,106	$6,078	$6,225
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(109)	(114)	(219)	(231)
Eliminations	10	11	20	23
Other	(12)	(12)	(24)	(23)
Assumed from other companies:
Retrocession activities	47	49	97	101
Eliminations	(10)	(11)	(20)	(23)
Other	0	2	0	1
Benefits and claims, net	$2,964	$3,031	$5,932	$6,073

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately 110 billion yen of reserves. This reinsurance facility agreement was renewed in 2018 and is effective until December 31, 2019. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2019, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2019	December 31, 2018
4.00% senior notes due February 2022	$348	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	746	746
3.25% senior notes due March 2025	448	447
2.875% senior notes due October 2026	298	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	540	540
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount 60.0 billion yen)	554	538
1.159% senior notes due October 2030 (principal amount 29.3 billion yen)	270	262
1.488% senior notes due October 2033 (principal amount 15.2 billion yen)	140	136
1.750% senior notes due October 2038 (principal amount 8.9 billion yen)	82	79
2.108% subordinated debentures due October 2047 (principal amount 60.0 billion yen)	552	536
.963% perpetual subordinated bonds callable April 2024 (principal amount 30.0 billion yen)	276	0
Yen-denominated loans:
Variable interest rate loan due September 2021 (.32% in 2019 and 2018, principal amount 5.0 billion yen)	46	45
Variable interest rate loan due September 2023 (.47% in 2019 and 2018, principal amount 25.0 billion yen)	232	225
Finance lease obligations payable through 2025	12	13
Operating lease obligations payable through 2028 (1)	121	0
Total notes payable and lease obligations	$6,231	$5,778

(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2019 related to leases.
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In April 2019, ALIJ issued 30.0 billion yen (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024.

The following table presents the contractual maturities and present value of lease liabilities.

	June 30, 2019
(In millions)	Operating Leases	Finance Leases	Total
2019	$32	$3	$35
2020	30	3	33
2021	20	2	22
2022	17	2	19
2023	9	1	10
After 2023	24	1	25
Total lease payments	$132	$12	$144
Less: Interest	11	0	11
Present value of lease liabilities	$121	$12	$133

The following table presents the weighted average remaining lease term and weighted average discount rate for lease liabilities.

June 30, 2019
Weighted average remaining lease term (years):
Operating leases	4.1
Finance leases	3.8

Weighted average discount rate:
Operating leases	2.5%
Finance leases	1.5%

Operating lease costs for the three- and six-month periods ended June 30, 2019 were $14 million and $29 million, respectively. Operating cash outflow for operating leases for the six-month period ended June 30, 2019 was $28 million.

A summary of the Company's lines of credit as of June 30, 2019 follows:

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
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 29, 2019	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2020	50.0 billion yen	0.0 billion yen	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2019. No events of default or defaults occurred during the six-month period ended June 30, 2019.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

9.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2019	2018
Common stock - issued:
Balance, beginning of period	1,347,540	1,345,762
Exercise of stock options and issuance of restricted shares	1,504	1,299
Balance, end of period	1,349,044	1,347,061
Treasury stock:
Balance, beginning of period	592,254	564,852
Purchases of treasury stock:
Share repurchase program	17,179	13,441
Other	574	328
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(836)	(400)
Exercise of stock options	(305)	(327)
Other	(287)	(105)
Balance, end of period	608,579	577,789
Shares outstanding, end of period	740,465	769,272

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Anti-dilutive share-based awards	1	48	12	28

Share Repurchase Program

During the first six months of 2019, the Company repurchased 17.2 million shares of its common stock for $847 million as part of its share repurchase program. During the first six months of 2018, the Company repurchased 13.4 million shares of its common stock for $601 million as part of its share repurchase program. As of June 30, 2019, a remaining balance of 51.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,848)	$6,561	$(26)	$(206)	$4,481
Other comprehensive income (loss) before reclassification	393	1,512	(1)	(5)	1,899
Amounts reclassified from accumulated other comprehensive income (loss)	0	(18)	0	2	(16)
Net current-period other comprehensive income (loss)	393	1,494	(1)	(3)	1,883
Balance, end of period	$(1,455)	$8,055	$(27)	$(209)	$6,364

All amounts in the table above are net of tax.

Three Months Ended June 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,303)	$5,206	$(21)	$(197)	$3,685
Other comprehensive income (loss) before reclassification	(463)	(391)	(2)	(1)	(857)
Amounts reclassified from accumulated other comprehensive income (loss)	0	21	0	3	24
Net current-period other comprehensive income (loss)	(463)	(370)	(2)	2	(833)
Balance, end of period	$(1,766)	$4,836	$(23)	$(195)	$2,852
All amounts in the table above are net of tax.

Six Months Ended June 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	392	3,853	(3)	(2)	4,240
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	0	5	(27)
Net current-period other comprehensive income (loss)	392	3,821	(3)	3	4,213
Balance, end of period	$(1,455)	$8,055	$(27)	$(209)	$6,364

All amounts in the table above are net of tax.

Six Months Ended June 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
Cumulative effect of change in accounting principle - financial instruments	0	(148)	0	0	(148)
Cumulative effect of change in accounting principle - tax effects from tax reform	(325)	734	(3)	(32)	374
Other comprehensive income (loss) before reclassification	309	(1,733)	3	(5)	(1,426)
Amounts reclassified from accumulated other comprehensive income (loss)	0	19	0	5	24
Net current-period other comprehensive income (loss)	309	(1,714)	3	0	(1,402)
Balance, end of period	$(1,766)	$4,836	$(23)	$(195)	$2,852

All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$0	Other-than-temporary impairment losses realized
	25	Other gains (losses)
	25	Total before tax
	(7)	Tax (expense) or benefit(1)
	$18	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(3)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(2)	Net of tax
Total reclassifications for the period	$16	Net of tax

(1) Based on 26% blended tax rate
(2)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

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

(1) Based on 26% blended tax rate
(2)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

(In millions)	Six Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$0	Other-than-temporary impairment losses realized
	43	Other gains (losses)
	43	Total before tax
	(11)	Tax (expense) or benefit(1)
	$32	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(7)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(5)	Net of tax
Total reclassifications for the period	$27	Net of tax

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

10.    SHARE-BASED COMPENSATION

As of June 30, 2019, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2019, approximately 39.4 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2019, the only performance-based awards issued and outstanding were restricted stock awards.

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

The following table provides information on stock options outstanding and exercisable at June 30, 2019.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	4,072	4.8	$103	$29.49
Exercisable	3,740	4.5	97	28.94

The Company received cash from the exercise of stock options in the amount of $30 million during the first six months of 2019, compared with $31 million in the first six months of 2018. The tax benefit realized as a result of stock option exercises and restricted stock releases was $25 million in the first six months of 2019, compared with $14 million in the first six months of 2018.

As of June 30, 2019, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $61 million, of which $28 million (769 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.3 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2018	3,407	$36.52
Granted in 2019	989	49.34
Canceled in 2019	(23)	39.44
Vested in 2019	(1,811)	32.54
Restricted stock at June 30, 2019	2,562	$44.25

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $7 million for both of the three-month periods and $12 million and $13 million for the six-month periods ended June 30, 2019 and 2018, respectively. Total net periodic cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$5	$5	$6	$7	$0	$0
Interest cost	2	1	9	8	1	1
Expected return on plan assets	(1)	(1)	(7)	(6)	0	0
Amortization of net actuarial loss	1	0	2	4	0	0
Net periodic (benefit) cost	$7	$5	$10	$13	$1	$1

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$10	$10	$12	$14	$0	$0
Interest cost	3	3	18	17	1	1
Expected return on plan assets	(3)	(3)	(14)	(13)	0	0
Amortization of net actuarial loss	2	0	5	8	0	0
Net periodic (benefit) cost	$12	$10	$21	$26	$1	$1

During the six months ended June 30, 2019, Aflac Japan contributed approximately $17 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2019) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $10 million to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2019, the Company entered into an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for its Japanese operation. As of June 30, 2019, the agreement has a remaining term of four years and an aggregate remaining cost of 6.6 billion yen ($61 million using the June 30, 2019, exchange rate).

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

Guaranty fund assessments for the six-month period ended June 30, 2019 were immaterial.

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and six-month periods ended June 30, 2019 and 2018, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). In this MD&A, amounts may not foot due to rounding. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate(1). The spot yen/dollar exchange rate at June 30, 2019 was 107.79, or 3.0% stronger than the the spot yen/dollar exchange rate of 111.00 at December 31, 2018. The weighted-average yen/dollar exchange rate for the three-month period ended June 30, 2019 was 109.94, or .7% weaker than the weighted-average yen/dollar exchange rate of 109.14 for the same period in 2018. The weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2019 was 110.09, or 1.3% weaker than the weighted-average yen/dollar exchange rate of 108.61 for the same period in 2018.
Total revenues were $5.5 billion in the second quarter of 2019, compared with $5.6 billion in the second quarter of 2018. Net earnings were $817 million, or $1.09 per diluted share in the second quarter of 2019, compared with $832 million, or $1.07 per diluted share, in the second quarter of 2018.
Total revenues were $11.2 billion in the first six months of 2019, compared with $11.1 billion in the first six months of 2018. Net earnings were $1.7 billion, or $2.32 per diluted share in the first six months of 2019, compared with $1.6 billion, or $1.98 per diluted share, in the first six months of 2018.

(1) Yen/U.S. dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic middle rate (TTM).

Results in the second quarter of 2019 included pretax net realized investment losses of $66 million, compared with net realized investment gains of $3 million in the the second quarter of 2018. Net investment losses in the the second quarter of 2019 included $2 million of other-than-temporary impairment losses and changes in loan loss reserves and $78 million in net losses from derivatives and foreign currency gains or losses. The Company reported net losses on equity securities of $11 million in the the second quarter of 2019.

Results in the first six months of 2019 included pretax net realized investment gains of $5 million, compared with net realized investment losses of $131 million in the first six months of 2018. Net investment gains in the first six months of 2019 included $4 million of other-than-temporary impairment losses and changes in loan loss reserves and $80 million in net losses from derivatives and foreign currency gains or losses. The Company reported net gains on equity securities of $47 million in the first six months of 2019.

In the first six months of 2019, the Company repurchased 17.2 million shares of its common stock for $847 million under its share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 95% of the Company's assets and 81% of its liabilities are reported as of June 30, 2019, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that the Company has identified as critical accounting estimates during the six months ended June 30, 2019. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2018 Annual Report.
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

The Company defines adjusted earnings (a non-U.S. GAAP financial measure) as the profits derived from operations. The most comparative U.S. GAAP measure is net earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance.

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

Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net earnings	$817	$832	$1.09	$1.07	$1,745	$1,550	$2.32	$1.98
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4),(5)	33	(35)	.04	(.04)	(70)	63	(.09)	.08
Other and non-recurring (income) loss	0	41.00		.05	1	70.00		.09
Income tax (benefit) expense on items excluded from adjusted earnings	(5)	(4)	(.01)	(.01)	18	(28)	.02	(.04)
Adjusted earnings	846	835	1.13	1.07	1,695	1,655	2.25	2.12
Current period foreign currency impact (6)	4	N/A	.01	N/A	13	N/A	.02	N/A
Adjusted earnings excluding current period foreign currency impact (7)	$851	$835	$1.14	$1.07	$1,708	$1,655	$2.27	$2.12
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $62 and $55 for the three-month periods and $124 and $110 for the six-month periods ended June 30, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3) Amortized hedge income of $20 and $7 for the three-month periods and $40 and $9 for the six-moth periods ended June 30, 2019 and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $(7) for the three-month period and $(14) for the six-month period ended June 30, 2019, and an immaterial amount for the three- and six-month periods in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $17 for the three-month periods and $33 for the six-month periods ended June 30, 2019 and 2018, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of interest expense.
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

Nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs were an immaterial amount for 2019 and $41 million for the three-month period and $70 million for the six-month period ended June 30, 2018.

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 26.3% for the three-month period ended June 30, 2019, compared with 26.4% for the same period in 2018. The Company's combined U.S.
and Japanese effective income tax rate on pretax earnings was 25.8% for the six-month period ended June 30, 2019, compared with 26.7% for the same period in 2018. This combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. For further information, see Critical Accounting Estimates - Income Taxes section of the MD&A in the 2018 Annual Report.

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

•
New annualized premium sales (sometimes referred to as new sales or sales) is an operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represents annual premiums on policies the Company sold and incremental increases from policy conversions that would be collected over a 12-month period assuming the policies remain in force for that entire period. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Policy conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period.

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

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Adjusted Earnings
The Company defines pretax adjusted earnings, a non-U.S. GAAP financial measure, as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
Changes in Aflac Japan’s pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net premium income	$3,172	$3,227	$6,352	$6,490
Net investment income:
Yen-denominated investment income	311	326	628	657
U.S. dollar-denominated investment income	360	335	715	647
Net investment income	671	661	1,343	1,304
Amortized hedge costs related to certain foreign currency exposure management strategies	62	55	124	110
Net investment income, less amortized hedge costs	609	606	1,219	1,194
Other income (loss)	11	11	22	22
Total adjusted revenues	3,792	3,844	7,593	7,706
Benefits and claims, net	2,185	2,237	4,384	4,530
Adjusted expenses:
Amortization of deferred policy acquisition costs	177	180	359	348
Insurance commissions	179	194	362	383
Insurance and other expenses	420	397	822	791
Total adjusted expenses	776	771	1,543	1,522
Total benefits and adjusted expenses	2,961	3,008	5,927	6,052
Pretax adjusted earnings	$831	$836	$1,666	$1,654
Weighted-average yen/dollar exchange rate	109.94	109.14	110.09	108.61

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net premium income	(1.7)%	.2%	(2.1)%	1.2%	(.9)%	(1.7)%	(.9)%	(2.2)%
Net investment income, less amortized hedge costs	.5	8.8	2.1	7.1	.8	6.4	3.1	3.2
Total adjusted revenues	(1.4)	1.5	(1.5)	2.1	(.7)	(.5)	(.3)	(1.4)
Pretax adjusted earnings	(.6)	5.7	.7	6.0	(.1)	3.6	1.9	2.2
In the three- and six-month periods ended June 30, 2019, Aflac Japan's net premium income decreased, in yen terms, primarily due to an anticipated decrease in first sector premium as savings products reached premium paid-up status. Net investment income, net of amortized hedge costs, increased primarily due to increased investments in U.S. dollar-denominated floating rate assets and higher variable investment income.
Annualized premiums in force decreased 2.0% to 1.51 trillion yen as of June 30, 2019, compared with 1.54 trillion yen as of June 30, 2018. The decrease in annualized premiums in force in yen was driven primarily by limited-pay policies becoming paid-up during the year. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $14.0 billion at June 30, 2019, compared with $13.9 billion a year ago.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(1)
	Three Months		Six Months		Three Months		Six Months
	2019	2018	2019	2018	2019	2018	2019	2018
Net investment income, less amortized hedge costs	.8%	6.4%	3.1%	3.2%	.4%	7.5%	2.3%	5.0%
Total adjusted revenues	(.7)	(.5)	(.3)	(1.4)	(.7)	(.3)	(.4)	(1.1)
Pretax adjusted earnings	(.1)	3.6	1.9	2.2	(.4)	4.3	1.3	3.5
(1)Amounts excluding foreign currency impact on U.S. dollar-denominated investment income (a non-U.S. GAAP financial measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2019	2018	2019	2018
Benefits and claims, net	57.7%	58.2%	57.7%	58.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.7	4.7	4.7	4.5
Insurance commissions	4.7	5.0	4.8	5.0
Insurance and other expenses	11.0	10.3	10.8	10.3
Total adjusted expenses	20.5	20.0	20.3	19.7
Pretax adjusted earnings	21.9	21.8	21.9	21.5
Ratios to total premiums:
Benefits and claims, net	68.9%	69.3%	69.0%	69.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.6	5.6	5.7	5.4

In the three- and six-month periods ended June 30, 2019, the benefit ratio decreased, compared with the same respective periods in the prior year, primarily due to the continued change in mix of first and third sector business as first sector products become paid-up, as well as continued favorable claims trends for the Company's third sector products in Japan. In the three- and six-month periods ended June 30, 2019, the adjusted expense ratio increased due to lower premium income mainly from paid-up first sector products and higher expenses for advanced technology implementation. In total, the pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) increased in the three- and six-month periods ended June 30, 2019, reflecting the decrease in the benefit ratio partially offset by a smaller increase in the expense ratio. For the full year of 2019, the Company anticipates the Aflac Japan pretax adjusted profit margin to remain stable.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2019	2018	2019	2018	2019	2018	2019	2018
New annualized premium sales	$218	$265	$388	$443	23.9	29.0	42.7	48.1
Increase (decrease) over prior period	(17.9)%	16.1%	(12.4)%	4.7%	(17.6)%	14.0%	(11.4)%	1.4%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2019	2018	2019	2018
Cancer	65.3%	72.2%	62.6%	65.5%
Medical	26.5	21.3	28.0	26.4
Income support	1.0	1.3	1.2	1.7
Ordinary life:
WAYS	.4	.5	.5	.6
Child endowment	.2	.3	.2	.3
Other ordinary life (1)	6.1	4.1	6.9	5.0
Other	.5	.3	.6	.5
Total	100.0%	100.0%	100.0%	100.0%
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
Sales of protection-type first sector and third sector products on a yen basis decreased 17.3% in the second quarter of 2019, compared with the same period in 2018. Comparable results reflect a strong second quarter 2018 driven by the launch of Aflac Japan's refreshed cancer product.
Independent corporate agencies and individual agencies contributed 39.2% of total new annualized premium sales for Aflac Japan in the second quarter of 2019, compared with 38.2% for the same period in 2018. Affiliated corporate agencies, which include Japan Post, contributed 57.8% of total new annualized premium sales in the second quarter of 2019, compared with 58.3% in the second quarter of 2018. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. The Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. During the three-month period ended June 30, 2019, Aflac Japan recruited 13 new sales agencies. At June 30, 2019, Aflac Japan was represented by more than 9,400 sales agencies, with more than 109,000 licensed sales associates employed by those agencies.

At June 30, 2019, Aflac Japan had agreements to sell its products at 369 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 3.0% of new annualized premium sales in the second quarter of 2019 for Aflac Japan, compared with 3.5% during the second quarter of 2018.

Strategic Alliance with Japan Post Holdings

On December 19, 2018, the Parent Company and Aflac Japan entered into a Basic Agreement with Japan Post Holdings Co., Ltd., a Japanese corporation (Japan Post Holdings). Pursuant to the terms of the Basic Agreement, Japan Post Holdings agreed to form a capital relationship with the Parent Company, and Japan Post Holdings and Aflac Japan agreed to reconfirm existing initiatives regarding cancer insurance and to consider new joint initiatives, including leveraging digital technology in various processes, cooperation in new product development to promote customer-centric business management, cooperation in domestic and/or overseas business expansion and joint investment in third party entities and cooperation regarding asset management.

On February 28, 2019, the Parent Company entered a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association. Pursuant to the terms of the Shareholders Agreement, the Trust will use commercially reasonable efforts to acquire, through open market or private block purchases in the United States, beneficial ownership of approximately 7% of the outstanding shares of the Parent Company’s outstanding common stock within a period of 12 months following the date the Trust begins acquiring such stock. On May 7, 2019, a press release issued by Japan Post Holdings announced that purchases of shares of the Parent Company’s common stock commenced on April 29, 2019 through the Trust and that it planned to complete such purchases within Japan Post’s fiscal year 2019 (which ends March 31, 2020).

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$212	$583	$3,399
Private placements	469	388	893	550
Other fixed maturity securities	107	234	356	484
Equity securities	12	8	121	106
Total yen-denominated	$588	$842	$1,953	$4,539

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$854	$998	$1,522	$1,038
Infrastructure debt	10	0	10	0
Bank loans	0	193	0	373
Equity securities	2	39	29	80
Commercial mortgage and other loans:
Transitional real estate loans	347	579	670	2,149
Commercial mortgage loans	38	0	38	13
Middle market loans	313	161	688	278
Other investments	32	45	73	172
Total dollar-denominated	$1,596	$2,015	$3,030	$4,103
Total Aflac Japan purchases	$2,184	$2,857	$4,983	$8,642

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2019	2018	2019	2018
Total purchases for the period (in millions) (1)	$2,152	$2,812	$4,910	$8,470
New money yield (1), (2)	3.77%	3.55%	3.50%	2.88%
Return on average invested assets (3)	2.28	2.30	2.31	2.29
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.59%	2.59%	2.59%	2.59%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three- and six-month periods ended June 30, 2019 was primarily due to increased allocations to higher yielding U.S. dollar-denominated asset classes.

See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
The Company defines pretax adjusted earnings, a non-U.S. GAAP financial measure, as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings.
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net premium income	$1,459	$1,426	$2,920	$2,853
Net investment income	180	182	357	357
Other income	2	2	4	4
Total adjusted revenues	1,641	1,610	3,281	3,214
Benefits and claims	732	744	1,452	1,441
Adjusted expenses:
Amortization of deferred policy acquisition costs	131	123	290	269
Insurance commissions	150	145	299	292
Insurance and other expenses	290	258	579	535
Total adjusted expenses	571	526	1,168	1,096
Total benefits and adjusted expenses	1,303	1,270	2,620	2,537
Pretax adjusted earnings	$338	$340	$661	$677
Percentage change over previous period:
Net premium income	2.3%	2.7%	2.3%	2.7%
Net investment income	(1.1)	1.1	.0	(.3)
Total adjusted revenues	1.9	2.5	2.1	2.4
Pretax adjusted earnings	(.6)	3.0	(2.4)	5.8
Annualized premiums in force increased 2.3% to $6.2 billion at June 30, 2019, compared with $6.0 billion at June 30, 2018.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2019	2018	2019	2018
Benefits and claims	44.6%	46.2%	44.3%	44.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.0	7.6	8.8	8.4
Insurance commissions	9.1	9.0	9.1	9.1
Insurance and other expenses	17.7	16.0	17.7	16.6
Total adjusted expenses	34.8	32.7	35.6	34.1
Pretax adjusted earnings	20.6	21.1	20.1	21.1
Ratios to total premiums:
Benefits and claims	50.2%	52.2%	49.7%	50.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.0	8.6	9.9	9.4

For the three- and six-month periods ended June 30, 2019, the benefit ratio decreased compared with the same periods in 2018. The adjusted expense ratio increased for the three- and six-month periods ended June 30, 2019, when compared to the same periods in 2018, primarily due to anticipated spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience. The pretax adjusted profit margin declined in the three- and six- month periods, when compared to the same periods in 2018, due to higher expense ratios, offset somewhat by lower benefit ratios. (Note that all of these ratios-to-revenue reflect reduced net investment income due to the Company's planned drawdown of excess capital to lower Risk-Based Capital (RBC) ratios. See the Capital Resources and Liquidity section of this MD&A for further discussion of the planned reduction of RBC.)

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2019	2018	2019	2018
New annualized premium sales	$362	$370	$702	$705
Increase (decrease) over prior period	(2.0)%	3.9%	(.3)%	2.3%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2019	2018	2019	2018
Accident	28.7%	29.5%	28.7%	29.4%
Short-term disability	23.8	23.5	23.7	23.3
Critical care(1)	19.9	20.8	20.4	21.4
Hospital indemnity	16.0	15.1	15.6	15.0
Dental/vision	5.2	5.4	5.1	5.4
Life	6.4	5.7	6.5	5.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, decreased 4.8%; short-term disability sales decreased 1.2%; critical care insurance sales (including cancer insurance) decreased 6.7%; and hospital indemnity insurance sales increased 3.8% in the second quarter of 2019, compared with the same period in 2018.

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

In the second quarter of 2019, the Aflac U.S. sales force included an average of approximately 8,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

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

In July 2019, the Company entered into an agreement to acquire Argus Holdings, LLC and its subsidiary Argus Dental & Vision, Inc., a benefits management organization and national network dental and vision company. This transaction represents a commitment of $75 million in capital at closing and an additional $21 million in consideration paid over three years based on achieving certain performance targets. The transaction is subject to regulatory approval and other closing conditions. Tampa, Florida will serve as the home for the Aflac U.S. Network Dental and Vision platform. This acquisition is expected to provide opportunities for sales growth, improved account penetration and distribution productivity.

U.S. Regulatory Environment

Healthcare Reform Legislation

The Affordable Care Act (ACA), federal health care legislation, was intended to give Americans of all ages and income levels access to comprehensive major medical health insurance and gave the U.S. federal government direct regulatory authority over the business of health insurance. While the ACA was enacted in 2010, the major elements of the law became effective on January 1, 2014. The ACA included major changes to the U.S. health care insurance marketplace. Among other changes, the ACA included an individual medical insurance coverage mandate (the monetary penalty for noncompliance with which has since been repealed effective 2019 by the Tax Cuts and Jobs Act (Tax Act)), provided for penalties on certain employers for failing to provide adequate coverage, created health insurance exchanges, and addressed coverage and exclusions as well as medical loss ratios. It also imposed an excise tax on certain high cost plans, known as the “Cadillac tax,” that is currently scheduled to begin in 2022. The ACA also included changes in government reimbursements and tax credits for individuals and employers and altered federal and state regulation of health insurers. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. Members of Congress continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products. Further, certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain.

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

Dodd-Frank Act

Title VII of the Dodd-Frank Act and regulations issued thereunder, in particular rules to require central clearing for certain types of derivatives, may have an impact on Aflac's derivative activity, including activity on behalf of Aflac Japan. In addition, in 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules regarding the exchange of initial margin (IM) and variation margin (VM) for uncleared swaps that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as Aflac. The requirements of such rules with respect to VM, as well as similar regulations in Europe, became effective on March 1, 2017. Full compliance with respect to all counterparties was required by September 1, 2017. The requirements of such rules with respect to IM are currently being phased in and will be fully implemented by September 1, 2020, although an extension to September 1, 2021 is expected for covered entities with an aggregate average notional amount below $50 billion. In October of 2017, the CFTC and the European Commission each finalized comparability determinations that permit certain swap dealers who are subject to both regulatory margin regimes to take advantage of substituted compliance by complying with one set of margin requirements. The margin requirements are expected to result in more stringent collateral requirements and to affect other aspects of Aflac's derivatives activity.

The Dodd-Frank Act also established a Federal Insurance Office (FIO) under the U.S. Treasury Department to monitor all aspects of the insurance industry and of lines of business other than certain health insurance, certain long-term care insurance and crop insurance. Traditionally, U.S. insurance companies have been regulated primarily by state insurance departments. The FIO does not directly regulate the insurance industry, but under Dodd-Frank it has the power to preempt state insurance regulations that are inconsistent with international agreements reached by the federal government, subject to certain requirements and restrictions. The FIO and certain federal agencies must achieve consensus positions with the state insurance regulators when taking positions on insurance proposals by certain international forums. In December 2013, the FIO released a report entitled "How To Modernize And Improve The System Of Insurance Regulation In The United States." The report was required by the Dodd-Frank Act, and included 18 recommended areas of near-term reform for the states, including addressing capital adequacy and safety/soundness issues, reform of insurer resolution practices, and reform of marketplace regulation. The report also listed nine recommended areas for direct federal involvement in insurance regulation. Some of the recommendations outlined in the FIO report released in December 2013 have been implemented. The FIO has also engaged with the supervisory colleges to monitor financial stability and identify regulatory gaps for large national and internationally active insurers. The President and Congress have stated proposals to reform or repeal certain provisions of the Dodd-Frank Act, some of which have been implemented. The Company cannot predict with any degree of certainty what impact, if any, such proposals might have on Aflac's business, financial condition, or results of operations.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Fixed maturity securities:
Other fixed maturity securities	$279	$560	$874	$679
Infrastructure debt	14	80	74	96
Equity securities (1)	11	26	27	49
Commercial mortgage and other loans:
Transitional real estate loans	94	98	142	170
Commercial mortgage loans	44	55	69	55
Middle market loans	27	44	56	75
Other investments	4	4	8	26
Total Aflac U.S. Purchases	$473	$867	$1,250	$1,150
(1) Includes FHLB purchases

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2019	2018	2019	2018
Total purchases for period (in millions) (1)	$469	$863	$1,242	$1,124
New money yield (1), (2)	4.45%	4.21%	4.47%	4.33%
Return on average invested assets (3)	5.05	5.14	5.07	5.09
Portfolio book yield, end of period (1)	5.43%	5.53%	5.43%	5.53%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three- and six-month periods ended June 30, 2019 was primarily due to increased allocations to higher yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

The Company defines pretax adjusted earnings, a non-U.S. GAAP financial measure, as adjusted earnings before the application of income taxes. See the Results of Operations section of this MD&A for the Company's definition of adjusted earnings and a reconciliation of adjusted earnings to the most directly comparable U.S. GAAP measure of net earnings. Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Premium income	$50	$53	$100	$107
Net investment income	20	20	42	39
Amortized hedge income related to certain foreign currency management strategies	20	7	40	9
Net investment income, including amortized hedge income	40	27	82	48
Other income	5	5	8	9
Total adjusted revenues	95	85	190	164
Benefits and claims, net	48	50	95	102
Adjusted expenses:
Interest expense	33	29	66	59
Other adjusted expenses	40	45	74	88
Total adjusted expenses	73	74	140	147
Total benefits and adjusted expenses	121	124	235	249
Pretax adjusted earnings	$(26)	$(38)	$(45)	$(84)

Net investment income benefited from the Company’s corporate yen hedging program in the three- and six-month periods ended June 30, 2019 and 2018, respectively. See the Hedging Activities subsection of this MD&A for further information on the Parent Company's foreign currency hedge program.

In December 2018, the Parent Company invested $20 million in Singapore Life Pte. Ltd. (Singapore Life), a digitally-focused life insurance company based in Singapore. The Parent Company made an additional investment of $16 million in the second quarter of 2019, bringing the total investment to $36 million. As part of the relationship, Aflac also plans to enter into a reinsurance agreement on certain protection products with Singapore Life. However, the Company does not currently expect the equity investment or the reinsurance agreement to have a material impact on its financial position or results of operations.

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

The following table details investments by segment.

Investments by Segment

	Aflac Japan		Aflac U.S.
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Available for sale, fixed maturity securities, at fair value	$77,144	$69,409	$13,822	$12,132
Held to maturity, fixed maturity securities, at amortized cost	31,007	30,318	0	0
Equity securities	868	806	156	137
Commercial mortgage and other loans:
Transitional real estate loans	3,838	3,621	735	756
Commercial mortgage loans	793	763	367	301
Middle market loans	1,602	1,144	287	334
Other investments:
Policy loans	232	219	14	13
Short-term investments (1)	383	0	293	141
Limited partnerships	415	333	46	37
Other	0	0	33	26
Total investments	116,282	106,613	15,753	13,877
Cash and cash equivalents	1,541	1,779	453	641
Total investments and cash (2)	$117,823	$108,392	$16,206	$14,518
(1) Includes securities lending collateral
(2) Excludes investments and cash held by the Parent Company and other business segments of $2,568 in 2019 and $3,333 in 2018

Cash and cash equivalents totaled $3.0 billion, or 2.2% of total investments and cash, as of June 30, 2019, compared with $4.3 billion, or 3.4%, at December 31, 2018. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

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

The distributions of debt securities the Company owns, by credit rating, were as follows:

Composition of Securities Portfolio by Credit Rating

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	.9%	1.0%	.9%
AA	3.9	4.0	3.9	4.0
A	68.8	70.6	67.9	69.9
BBB	22.8	21.4	23.2	21.6
BB or lower	3.5	3.1	4.0	3.6
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2019, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2019.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	B	$145	$82	$(63)
AXA	BBB	300	268	(32)
Baker Hughes Inc.	A	124	107	(17)
Transocean Inc.	CCC	72	57	(15)
Kommunal Landspensjonskasse (KLP)	BBB	139	125	(14)
National Oilwell Varco Inc.	BBB	85	73	(12)
Time Warner Cable Inc.	BBB	122	111	(11)
Tyco Electronics Group SA	A	107	96	(11)
Intesa Sanpaolo Spa	BBB	145	135	(10)
Teva Pharmaceutical LLC	BB	67	58	(9)

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
Below-Investment-Grade Investments

	June 30, 2019
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$393	$393	$442	$49
Republic of South Africa	371	371	382	11
KLM Royal Dutch Airlines	278	205	238	33
Barclays Bank PLC	186	115	155	40
Republic of Tunisia	186	109	117	8
Telecom Italia SpA	186	186	228	42
Transnet	139	139	140	1
Diamond Offshore Drilling Inc.	124	145	82	(63)
IKB Deutsche Industriebank AG	121	51	96	45
Arconic Inc.	100	86	104	18
Other Issuers	663	620	644	24
Subtotal (1)	2,747	2,420	2,628	208
Senior secured bank loans	830	864	822	(42)
High yield corporate bonds	623	627	634	7
Middle market loans, net of reserves (2)	1,916	1,889	1,888	(1)
Grand Total	$6,116	$5,800	$5,972	$172
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

	June 30, 2019
(In millions)	Amortized Cost	% of Total
Government and agencies	$54,960	49.0%
Municipalities	2,559	2.3
Mortgage- and asset-backed securities	399	.3
Public utilities	8,568	7.6
Electric	6,598	5.8
Natural Gas	308	.3
Other	741	.7
Utility/Energy	921	.8
Sovereign and Supranational	2,207	1.9
Banks/financial institutions	9,984	8.9
Banking	5,920	5.3
Insurance	1,910	1.7
Other	2,154	1.9
Other corporate	33,525	30.0
Basic Industry	3,585	3.2
Capital Goods	3,123	2.8
Communications	4,051	3.6
Consumer Cyclical	3,382	3.0
Consumer Non-Cyclical	6,267	5.6
Energy	4,707	4.2
Other	1,304	1.2
Technology	3,120	2.8
Transportation	3,986	3.6
Total fixed maturity securities	$112,202	100.0%

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2019				December 31, 2018
(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$91,665		$107,577		$83,482	$93,255
Equity securities	1,079		1,079		936	936
Total publicly issued	92,744		108,656		84,418	94,191
Privately issued securities: (1)
Fixed maturity securities	20,537	(2)	23,893	(2)	23,692	26,362
Equity securities	8		8		51	51
Total privately issued	20,545		23,901		23,743	26,413
Total investment securities	$113,289		$132,557		$108,161	$120,604
(1) Primarily consists of securities owned by Aflac Japan
(2) Excludes 144A securities starting in the first quarter of 2019

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2019	December 31, 2018
Privately issued reverse-dual currency securities	$5,273	$5,120
Publicly issued collateral structured as reverse-dual currency securities	1,706	1,657
Total reverse-dual currency securities	$6,979	$6,777
Reverse-dual currency securities as a percentage of total investment securities	6.2%	6.3%
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

	June 30, 2019		December 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$17,912	$18,674	$17,101	$17,003
Fixed maturity securities - bank loans (floating rate)	1,094	1,039	1,296	1,238
Equity securities	205	205	177	177
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	3,838	3,851	3,621	3,625
Commercial mortgage loans	793	802	763	736
Middle market loans (floating rate)	1,602	1,605	1,144	1,146
Other investments	415	415	333	333
Total U.S. Dollar Program	25,859	26,591	24,435	24,258
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,729	2,525	1,679	2,269
Total U.S. dollar-denominated investments in Aflac Japan	$27,588	$29,116	$26,114	$26,527
U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated variable interest entity. As of June 30, 2019, Aflac Japan had $9.1 billion outstanding notional amounts of foreign currency forwards and $11.9 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar portfolio was $17.5 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash settlements of $11 million and $35 million for the three-month periods and $23 million and $36 million for the six-month periods ended June 30, 2019 and 2018, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

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

Parent Company's Foreign Currency Hedge Program

The Company has designated certain yen-denominated liabilities and, prior to April 1, 2018, foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $1.9 billion as of June 30, 2019, compared with $1.8 billion as of December 31, 2018, with hedging instruments comprised completely of yen-denominated debt.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2019 and 2018, respectively.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $20 million and $7 million for the three-month periods and $40 million and $9 million for the six-month periods ended June 30, 2019 and 2018, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy, including third-party review. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended June 30.

Amortized Hedge Costs/Income Metrics(1)

	Three Months		Six Months
	2019	2018	2019	2018
Aflac Japan:
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$9.1	$9.9	$9.1	$9.9
Weighted average remaining tenor (in months)(3)	11.2	19.8	11.2	19.8
Amortized hedge costs for period (in millions)	$(62)	$(55)	$(124)	$(110)
Parent Company:
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$3.0	$1.3	$3.0	$1.3
Weighted average remaining tenor (in months)(3)	10.6	9.9	10.6	9.9
Amortized hedge income for period (in millions)	$20	$7	$40	$9
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

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2019	December 31, 2018	% Change
Aflac Japan	$6,623	$6,384	3.7%	(1)
Aflac U.S.	3,505	3,491	.4
Total	$10,128	$9,875	2.6%
(1)Aflac Japan’s deferred policy acquisition costs increased .8% in yen during the six months ended June 30, 2019.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	June 30, 2019	December 31, 2018	% Change
Aflac Japan	$96,421	$92,791	3.9%	(1)
Aflac U.S.	11,141	10,981	1.5
Other	212	183	15.8
Intercompany eliminations(2)	(785)	(767)	2.3
Total	$106,989	$103,188	3.7%
(1) Aflac Japan’s policy liabilities increased .9% in yen during the six months ended June 30, 2019.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $6.2 billion at June 30, 2019, compared with $5.8 billion at December 31, 2018.

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for additional information on the Company's notes payable. See Note 1 of the accompanying Notes to the Consolidated Financial Statements for additional information regarding the change in accounting for leases.

In April 2019, ALIJ issued 30.0 billion yen (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 11 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

Policyholder Protection

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On November 25, 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from 40 billion yen to 33 billion yen. Aflac Japan recognized an expense of .9 billion yen and 1.0 billion yen for the six-month periods ended June 30, 2019 and 2018, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended June 30, 2019 and 2018, were immaterial.

As of June 30, 2019, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 12 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the six-month periods ending June 30.

Liquidity Provided by Aflac Japan and Aflac U.S. to Parent Company

(In millions)	2019	2018
Dividends declared or paid by Aflac Japan and Aflac U.S.	$1,612	$258
Management fees paid by Aflac Japan and Aflac U.S.	74	98

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

As of June 30, 2019, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 8 of the Notes to the Consolidated Financial Statements.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2019, Aflac U.S. borrowed and repaid $88 million under this program. As of June 30, 2019, Aflac U.S. had outstanding borrowings of $484 million reported in its balance sheet. For more information on the FHLB program, refer to the Investments subsection within Analysis of Financial Condition in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2019. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2018 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. As of June 30, 2019, the Parent Company had $1.0 billion as a capital reserve and an additional $1.0 billion of contingent liquidity in order to mitigate liquidity risk of derivative positions that are reducing enterprise-wide foreign currency exposure. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2019	2018
Operating activities	$2,357	$2,807
Investing activities	(2,727)	(1,443)
Financing activities	(978)	(988)
Exchange effect on cash and cash equivalents	30	(20)
Net change in cash and cash equivalents	$(1,318)	$356

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

Financing Activities

Consolidated cash used by financing activities was $978 million in the first six months of 2019, compared with consolidated cash used by financing activities of $988 million for the same period of 2018.

In April 2019, ALIJ issued 30.0 billion yen (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024.

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of June 30, 2019, for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2019.

Cash returned to shareholders through dividends and treasury stock purchases was $1.2 billion during the six-month period ended June 30, 2019, compared with $1.0 billion during the six-month period ended June 30, 2018.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2019	2018
Treasury stock purchases	$847	$601
Number of shares purchased:
Share repurchase program	17,179	13,441
Other	574	328
Total shares purchased	17,753	13,769

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2019	2018
Stock issued from treasury:
Cash financing	$26	$12
Noncash financing	27	15
Total stock issued from treasury	$53	$27
Number of shares issued	1,428	832

During the first six months of 2019, the Company repurchased 17.2 million shares of its common stock for $847 million as part of its share repurchase program. As of June 30, 2019, a remaining balance of 51.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase a total of $1.3 billion to $1.7 billion of its common stock in 2019, assuming stable capital conditions and absent compelling alternatives.

Cash dividends paid to shareholders were $.27 per share in the second quarter of 2019, compared with $.26 per share in the second quarter of 2018. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2019	2018
Dividends paid in cash	$389	$396
Dividends through issuance of treasury shares	14	8
Total dividends to shareholders	$403	$404

In July 2019, the board of directors declared the third quarter cash dividend of $.27 per share, an increase of 3.8% compared with the same period in 2018. The dividend is payable on September 3, 2019 to shareholders of record at the close of business on August 21, 2019.

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

As of June 30, 2019, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position, even reflecting the full negative impact of the U.S. Tax Act, which was fully adopted in 2018. This reduction occurs as a result of writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained.

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

As of June 30, 2019, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As part of the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018, the Company experienced an accounting-driven decline in the SMR of approximately 130 points, based on the SMR as of December 31, 2017. The Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period.

Payments are made from Aflac Japan to the Parent Company for management fees, allocated expenses and remittances of earnings. Prior to the Aflac Japan branch conversion on April 1, 2018, Aflac Japan paid allocated expenses and profit remittances to Aflac U.S. The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2019	2018
Aflac Japan management fees paid to Parent Company	$60	$40
Expenses allocated to Aflac Japan (in dollars)	3	8
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in dollars)	1,362	312
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in yen)	147.6	33.4
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
Additional Information

Investors should note that the Company announces material financial information in its SEC filings, press releases and public conference calls. In accordance with SEC guidance, the Company may also use the Investor Relations section of the Company's website (http://investors.aflac.com) to communicate with investors about the Company. It is possible that the financial and other information the Company posts there could be deemed to be material information. The information on the Company's website is not part of this document. Further, the Company's references to website URLs are intended to be inactive textual references only.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following should be read in conjunction with and supplements and amends the risk factors that may affect the
Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2018 Annual
Report on Form 10-K for the year ended December 31, 2018.

Events, including those external to the Company's operations, could damage the Company's reputation.

The Company has made significant investments in the Aflac brand over a long period of time. Because insurance products are intangible, the Company's ability to compete for and maintain policyholders relies to a large extent on consumer trust in the Company's business, including its alliance partners, sales associates and other distribution partners. The perception of unfavorable business practices or financial weakness with respect to the Company, its alliance partners, sales associates or other distribution partners could create doubt regarding the Company's ability to honor the commitments it has made to its policyholders. Such a perception could also negatively impact the Company’s ability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, and could have a material adverse effect on the Company's sales, results of operations and financial condition. Maintaining the Company's stature as a trustworthy insurer and responsible corporate citizen, which helps support the strength of the Company's brand, is critical to the Company's reputation and the failure or perceived failure to do so could adversely affect the Company's brand value, financial condition and results of operations. For example, negative publicity or allegations of unfavorable business practices or poor governance can be rapidly and widely shared over social or traditional media or other means, and could reduce demand for the Company's insurance products, reduce the Company's ability to recruit and retain employees, or lead to greater regulatory scrutiny of the Company's operations.

Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the United States and sales associates and other distribution partners in Japan.

The Company's sales could be adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network. In the United States, competition exists for sales associates and brokers with demonstrated ability. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, including its alliance partner, Japan Post, which in recent periods has accounted for approximately 25% of Aflac Japan's third sector sales. The Company has become aware of news reports and other public comments regarding improper sales practices relating to products offered by Japan Post

Insurance Co., Ltd., an affiliate of Japan Post Holdings. The Japan Post Group has voluntarily undertaken to refrain from actively offering Japan Post Insurance products to customers for a temporary period and is evaluating other corrective measures. It is uncertain what effect, if any, these developments will have on the Company’s sales of cancer insurance in Japan, results of operations, or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2019, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	4,465,400		$46.44	4,465,400	64,582,487
February 1 - February 28	4,170,417		48.65	3,624,583	60,957,904
March 1 - March 31	2,162,830		49.50	2,147,500	58,810,404
April 1 - April 30	2,177,000		49.21	2,177,000	56,633,404
May 1 - May 31	2,813,277		50.99	2,812,850	53,820,554
June 1 - June 30	1,964,259		54.44	1,952,000	51,868,554
Total	17,753,183	(1)	$49.28	17,179,333	51,868,554
(1)During the first six months of 2019, 573,850 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

	15	-	Letter from KPMG LLP regarding unaudited interim financial information.
	31.1	-	Certification of CEO dated July 26, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated July 26, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated July 26, 2019, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

July 26, 2019	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

July 26, 2019	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer