Form 10-Q
period 2019-09-30
AFLAC INC
filed 2019-10-25
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 734,018,010 shares of the issuer's common stock were outstanding as of October 17, 2019.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2019
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Review by Independent Registered Public Accounting Firm	1

		Report of Independent Registered Public Accounting Firm	2

		Consolidated Statements of Earnings Three Months Ended September 30, 2019 and 2018 Nine Months Ended September 30, 2019 and 2018	3

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2019 and 2018 Nine Months Ended September 30, 2019 and 2018	4

		Consolidated Balance Sheets September 30, 2019, and December 31, 2018	5

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2019 and 2018 Three Months Ended June 30, 2019 and 2018 Three Months Ended September 30, 2019 and 2018	6

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2019 and 2018	10

		Notes to the Consolidated Financial Statements	11

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	71

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	101

	Item 4.	Controls and Procedures	101

PART II.		OTHER INFORMATION:

	Item 1.	Legal Proceedings	102

	Item 1A.	Risk Factors	102

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	103

	Item 6.	Exhibits	104
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Review by Independent Registered Public Accounting Firm

The September 30, 2019, and 2018, consolidated financial statements included in this filing have been reviewed by KPMG LLP, an independent registered public accounting firm, in accordance with established professional standards and procedures for such a review.

The report of KPMG LLP commenting upon its review is included on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Aflac Incorporated:

Results of Review of Interim Financial Information
We have reviewed the consolidated balance sheet of Aflac Incorporated and subsidiaries (the Company) as of September 30, 2019, the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, the related consolidated statements of shareholders’ equity for the three-month periods ended March 31, June 30 and September 30, 2019 and 2018, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

Atlanta, Georgia
October 25, 2019

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2019	2018	2019	2018
Revenues:
Net premiums, principally supplemental health insurance	$4,736	$4,636	$14,109	$14,086
Net investment income	936	870	2,692	2,569
Realized investment gains (losses):
Other-than-temporary impairment losses realized and loan loss reserves	(18)	(5)	(21)	(17)
Other gains (losses)	(135)	61	(126)	(59)
Total realized investment gains (losses)	(153)	56	(147)	(76)
Other income (loss)	17	15	50	53
Total revenues	5,536	5,577	16,704	16,632
Benefits and expenses:
Benefits and claims, net	3,027	3,002	8,958	9,075
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	317	315	967	932
Insurance commissions	330	331	990	1,007
Insurance and other expenses	769	730	2,230	2,193
Interest expense	57	53	171	164
Total acquisition and operating expenses	1,473	1,429	4,358	4,296
Total benefits and expenses	4,500	4,431	13,316	13,371
Earnings before income taxes	1,036	1,146	3,388	3,261
Income taxes	259	301	865	866
Net earnings	$777	$845	$2,523	$2,395
Net earnings per share:
Basic	$1.05	$1.10	$3.38	$3.10
Diluted	1.04	1.09	3.37	3.08
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	739,946	767,049	745,465	772,807
Diluted	743,842	772,070	749,452	777,867
Cash dividends per share	$.27	$.26	$.81	$.78
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2019	2018	2019	2018
Net earnings	$777	$845	$2,523	$2,395
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(22)	(383)	393	(51)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	1,185	(866)	6,427	(3,099)
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	41	(37)	(1)	(11)
Unrealized gains (losses) on derivatives during period	(8)	(2)	(12)	2
Pension liability adjustment during period	1	1	5	1
Total other comprehensive income (loss) before income taxes	1,197	(1,287)	6,812	(3,158)
Income tax expense (benefit) related to items of other comprehensive income (loss)	310	(344)	1,712	(813)
Other comprehensive income (loss), net of income taxes	887	(943)	5,100	(2,345)
Total comprehensive income (loss)	$1,664	$(98)	$7,623	$50

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $77,880 in 2019 and $73,007 in 2018)	$89,378	$78,429
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,594 in 2019 and $3,849 in 2018)	4,562	4,466
Fixed maturity securities held to maturity, at amortized cost (fair value $38,822 in 2019 and $36,722 in 2018)	30,733	30,318
Equity securities, at fair value	830	987
Commercial mortgage and other loans (includes $6,813 in 2019 and $5,528 in 2018 of consolidated variable interest entities)	8,284	6,919
Other investments (includes $439 in 2019 and $328 in 2018 of consolidated variable interest entities)	1,507	787
Cash and cash equivalents	4,216	4,337
Total investments and cash	139,510	126,243
Receivables	908	851
Accrued investment income	734	773
Deferred policy acquisition costs	10,148	9,875
Property and equipment, at cost less accumulated depreciation (1)	562	443
Other	2,275	2,221
Total assets	$154,137	$140,406
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$90,824	$86,368
Unpaid policy claims	4,741	4,584
Unearned premiums	4,544	5,090
Other policyholders’ funds	7,421	7,146
Total policy liabilities	107,530	103,188
Income taxes	5,737	4,020
Payables for return of cash collateral on loaned securities	2,189	1,052
Notes payable and lease obligations (1)	6,233	5,778
Other	3,010	2,906
Total liabilities	124,699	116,944
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2019 and 2018; issued 1,349,190 shares in 2019 and 1,347,540 shares in 2018	135	135
Additional paid-in capital	2,277	2,177
Retained earnings	33,710	31,788
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,479)	(1,847)
Unrealized gains (losses) on fixed maturity securities	8,970	4,234
Unrealized gains (losses) on derivatives	(33)	(24)
Pension liability adjustment	(207)	(212)
Treasury stock, at average cost	(13,935)	(12,789)
Total shareholders’ equity	29,438	23,462
Total liabilities and shareholders’ equity	$154,137	$140,406
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

See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2019	$135	$2,247	$33,130	$6,364	$(13,635)	$28,241
Net earnings	0	0	777	0	0	777
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	(24)	0	(24)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	915	0	915
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(6)	0	(6)
Pension liability adjustment during period, net of income taxes	0	0	0	2	0	2
Dividends to shareholders ($.27 per share)	0	0	(197)	0	0	(197)
Exercise of stock options	0	3	0	0	0	3
Share-based compensation	0	15	0	0	0	15
Purchases of treasury stock	0	0	0	0	(311)	(311)
Treasury stock reissued	0	12	0	0	11	23
Balance at September 30, 2019	$135	$2,277	$33,710	$7,251	$(13,935)	$29,438
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
(1) See Note 1 of the Notes to the Consolidated Financial Statements in the Company's 2018 Annual Report on Form 10-K
See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2018	$135	$2,117	$30,809	$2,852	$(12,113)	$23,800
Net earnings	0	0	845	0	0	845
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	(347)	0	(347)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments (1)	0	0	0	(596)	0	(596)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders ($.26 per share)	0	0	(193)	0	0	(193)
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	14	0	0	0	14
Purchases of treasury stock	0	0	0	0	(324)	(324)
Treasury stock reissued	0	11	0	0	15	26
Balance at September 30, 2018	$135	$2,151	$31,461	$1,909	$(12,422)	$23,234
(1) See Note 1 of the Notes to the Consolidated Financial Statements in the Company's 2018 Annual Report on Form 10-K
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2019	2018
Cash flows from operating activities:
Net earnings	$2,523	$2,395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in receivables and advance premiums	(36)	(27)
Capitalization of deferred policy acquisition costs	(1,057)	(1,082)
Amortization of deferred policy acquisition costs	967	932
Increase in policy liabilities	1,659	1,821
Change in income tax liabilities	(85)	38
Realized investment (gains) losses	147	76
Other, net	145	506
Net cash provided (used) by operating activities	4,263	4,659
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	3,127	5,991
Equity securities	570	369
Held-to-maturity fixed maturity securities	437	880
Commercial mortgage and other loans	1,293	597
Costs of investments acquired:
Available-for-sale fixed maturity securities	(5,908)	(7,845)
Equity securities	(321)	(338)
Commercial mortgage and other loans	(2,634)	(4,150)
Other investments, net	(682)	(136)
Settlement of derivatives, net	13	(141)
Cash received (pledged or returned) as collateral, net	1,144	1,413
Other, net	15	188
Net cash provided (used) by investing activities	(2,946)	(3,172)
Cash flows from financing activities:
Purchases of treasury stock	(1,157)	(923)
Proceeds from borrowings	268	0
Dividends paid to shareholders	(579)	(595)
Change in investment-type contracts, net	0	(17)
Treasury stock reissued	38	36
Other, net	1	(14)
Net cash provided (used) by financing activities	(1,429)	(1,513)
Effect of exchange rate changes on cash and cash equivalents	(9)	(36)
Net change in cash and cash equivalents	(121)	(62)
Cash and cash equivalents, beginning of period	4,337	3,491
Cash and cash equivalents, end of period	$4,216	$3,429
Supplemental disclosures of cash flow information:
Income taxes paid	$950	$827
Interest paid	132	124
Noncash interest	38	41
Impairment losses and loan loss reserves included in realized investment losses	21	17
Noncash financing activities:
Lease obligations	82	10
Treasury stock issued for:
Associate stock bonus	12	7
Shareholder dividend reinvestment	21	8
Share-based compensation grants	5	2

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the United States and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the United States and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 69% of the Company's total revenues in both the nine-month periods ended September 30, 2019 and 2018. The percentage of the Company's total assets attributable to Aflac Japan was 84% at both September 30, 2019 and December 31, 2018.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2019, and December 31, 2018, the consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2019 and 2018, June 30, 2019 and 2018 and September 30, 2019 and 2018, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2019 and 2018. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report).

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
ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
In April 2019, the FASB issued Codification improvements to clarify and correct certain areas of guidance amended as part of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and ASU 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

The most significant of these improvements to the Company was related to the Codification improvement to ASU 2017-12 and the clarification that a one-time reclassification of assets that are eligible to be hedged under the last-of-layer method (i.e., certain pre-payable securities) from held-to-maturity to available-for-sale is allowed under the new hedge accounting guidance and would not impact the Company’s ability to continue to classify other bonds as held-to-maturity. This clarification is effective for the Company beginning January 1, 2020, with early adoption permitted. If a reclassification is elected, it must be reflected as of the date of adoption of this update.

The other amendments related to ASU 2017-12 and 2016-01 are either not significant, or were previously implemented as part of the related ASU adoptions.

Applicable amendments related to ASU 2016-13 are discussed within the pending adoption of that update below.

The Company did not reclassify any assets from held-to-maturity to available-for-sale as part of its implementation of ASU 2017-12, and is therefore eligible to reclassify qualifying securities as a result of these clarifications. As of September 30, 2019, the Company has identified approximately $6 billion to $8 billion (at amortized cost) of pre-payable fixed-maturity securities classified as held-to-maturity that qualify for the one-time reclassification to the available-for-sale category. This reclassification will result in recording a net unrealized gain or loss on an after-tax basis, to accumulated other comprehensive income based on the securities’ fair values on the reclassification date, which the Company is currently planning for January 1, 2020. As of September 30, 2019, net unrealized gains on the identified eligible securities was approximately $600 million to $1 billion, after tax. The Company is further assessing the impact of the reclassification to other pending ASUs, such as 2016-13 which will be effective January 1, 2020.

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
ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amendments to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Accordingly, six disclosures requirements were removed, two added and two clarified. The amendments are effective for public business entities for fiscal years ending after December 15, 2020. Early adoption is permitted.

The Company plans to early adopt this guidance in the December 31, 2019 financial statements, and the adoption of this guidance is not expected to have a significant impact on the Company’s financial position, results of operations, or disclosures.

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

The Company is thoroughly evaluating the impact of adoption and expects that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes and controls while the requirement to update the discount rate will have a significant impact on its equity. The Company has no products with market risk benefits. The Company does not expect to early adopt the updated standard and has tentatively selected a modified retrospective transition method.

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

The Company has concluded that of the held-to-maturity fixed maturity securities, Japanese government and agency securities and certain Japanese government-guaranteed mortgage backed securities meet the requirements for a zero-loss expectation and therefore will not be included in the current expected credit loss measurement process upon adoption of the new standard.

The Company has substantially completed the review and validation of credit models, methodologies and inputs for all asset classes. We have performed parallel runs during the second and third quarters and will continue to refine our estimation process with additional parallel testing throughout 2019. Based on our portfolio composition at September 30, 2019 and the current economic environment, we currently estimate an allowance for current expected credit loss of up to $150 million, which primarily relates to loans and loan receivables. As noted above relative to ASU 2019-04, the Company is planning a one-time reclassification as of January 1, 2020 of approximately $6 billion to $8 billion (amortized cost as of September 30, 2019) of its eligible fixed-maturity securities from held-to-maturity to available-for-sale category. The aforementioned reclassification has been reflected in the expected impact estimate from adoption of ASU 2016-13.

The ultimate effect of the Credit Losses ASU will depend on many factors which continue to be subject to change until the date of adoption, among which are: the size and composition of the Company's portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to models, methodology and other key assumptions.

Standard	Description	Effect on Financial Statements or Other Significant Matters
The Company continues to work towards implementing the accounting, reporting, and governance processes to comply with the new standard. The Company plans to adopt this ASU on January 1, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Revenues:
Aflac Japan:
Net earned premiums	$3,241	$3,159	$9,593	$9,649
Net investment income, less amortized hedge costs (1),(2)	659	606	1,878	1,801
Other income	12	10	34	31
Total Aflac Japan	3,912	3,775	11,505	11,481
Aflac U.S.:
Net earned premiums	1,445	1,426	4,365	4,280
Net investment income	183	187	540	544
Other income	2	3	6	7
Total Aflac U.S.	1,630	1,616	4,911	4,831
Corporate and other (3)	97	82	287	245
Total adjusted revenues	5,639	5,473	16,703	16,557
Realized investment gains (losses) (1),(2),(3)	(103)	104	1	75
Total revenues	$5,536	$5,577	$16,704	$16,632
(1) Amortized hedge costs of $66 and $59 for the three-month periods and $191 and $168 for the nine-month periods ended September 30, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(4) for the three-month period and $(18) for the nine-month period ended September 30, 2019 and an immaterial amount for the three- and nine-month periods in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $21 and $9 for the three-month periods and $61 and $18 for the nine-month periods ended September 30, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies has been reclassified from realized investment gains (losses) and reported as an increase to net investment income when analyzing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Pretax earnings:
Aflac Japan (1),(2)	$838	$756	$2,504	$2,411
Aflac U.S.	335	334	996	1,011
Corporate and other (3),(4)	(17)	(29)	(62)	(113)
Pretax adjusted earnings	1,156	1,061	3,438	3,309
Realized investment gains (losses) (1),(2),(3),(4)	(120)	88	(49)	25
Other income (loss)	0	(3)	(1)	(73)
Total earnings before income taxes	$1,036	$1,146	$3,388	$3,261
Income taxes applicable to pretax adjusted earnings	$293	$270	$880	$862
Effect of foreign currency translation on after-tax adjusted earnings	15	(1)	2	27

(1) Amortized hedge costs of $66 and $59 for the three-month periods and $191 and $168 for the nine-month periods ended September 30, 2019, and 2018, respectively, related to certain foreign currency management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from pretax adjusted earnings when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(4) for the three-month period and $(18) for the nine-month period ended September 30, 2019 and an immaterial amount for the three- and nine-month periods in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $21 and $9 for the three-month periods and $61 and $18 for the nine-month periods ended September 30, 2019, and 2018, respectively, related to certain foreign currency management strategies has been reclassified from realized investment gains (losses) and reported as an increase in pretax adjusted earnings when analyzing operations.
(4) A gain of $16 and $17 for the three-month periods ended September 30, 2019, and 2018, respectively and $50 for both nine-month periods ended September 30, 2019, and 2018, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings when analyzing operations.

Assets were as follows:

(In millions)	September 30, 2019	December 31, 2018
Assets:
Aflac Japan	$129,178	$118,342
Aflac U.S.	21,247	19,100
Corporate and other	3,712	2,964
Total assets	$154,137	$140,406

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,076	$5,858	$0	$37,934
Municipalities	524	125	1	648
Mortgage- and asset-backed securities	235	28	0	263
Public utilities	1,864	395	0	2,259
Sovereign and supranational	717	53	0	770
Banks/financial institutions	6,384	694	98	6,980
Other corporate	5,260	956	20	6,196
Total yen-denominated	47,060	8,109	119	55,050
U.S. dollar-denominated:
U.S. government and agencies	347	15	0	362
Municipalities	1,095	155	0	1,250
Mortgage- and asset-backed securities	139	7	0	146
Public utilities	3,918	785	12	4,691
Sovereign and supranational	240	74	0	314
Banks/financial institutions	3,020	652	8	3,664
Other corporate	25,655	3,205	397	28,463
Total U.S. dollar-denominated	34,414	4,893	417	38,890
Total securities available for sale	$81,474	$13,002	$536	$93,940

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,637	$3,700	$140	$34,197
Municipalities	385	32	9	408
Mortgage- and asset-backed securities	155	22	0	177
Public utilities	1,732	280	4	2,008
Sovereign and supranational	826	123	0	949
Banks/financial institutions	5,440	502	238	5,704
Other corporate	4,852	649	44	5,457
Total yen-denominated	44,027	5,308	435	48,900
U.S dollar-denominated:
U.S. government and agencies	137	9	1	145
Municipalities	1,343	120	8	1,455
Mortgage- and asset-backed securities	155	8	1	162
Public utilities	4,772	496	105	5,163
Sovereign and supranational	251	60	0	311
Banks/financial institutions	2,860	389	35	3,214
Other corporate	23,311	1,343	1,109	23,545
Total U.S. dollar-denominated	32,829	2,425	1,259	33,995
Total securities available for sale	$76,856	$7,733	$1,694	$82,895

	September 30, 2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,581	$6,653	$0	$29,234
Municipalities	835	279	0	1,114
Mortgage- and asset-backed securities	18	1	0	19
Public utilities	2,573	394	0	2,967
Sovereign and supranational	1,187	197	0	1,384
Banks/financial institutions	930	108	8	1,030
Other corporate	2,609	473	8	3,074
Total yen-denominated	30,733	8,105	16	38,822
Total securities held to maturity	$30,733	$8,105	$16	$38,822

	December 31, 2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,712	$5,326	$0	$27,038
Municipalities	359	110	0	469
Mortgage- and asset-backed securities	14	1	0	15
Public utilities	2,727	254	8	2,973
Sovereign and supranational	1,551	289	0	1,840
Banks/financial institutions	1,445	158	20	1,583
Other corporate	2,510	332	38	2,804
Total yen-denominated	30,318	6,470	66	36,722
Total securities held to maturity	$30,318	$6,470	$66	$36,722

(In millions)	September 30, 2019	December 31, 2018
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$628	$641
U.S. dollar-denominated	202	346
Total equity securities	$830	$987

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first nine months of 2019 and 2018, respectively, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2019, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$883	$909
Due after one year through five years	8,415	8,525
Due after five years through 10 years	10,744	12,043
Due after 10 years	61,058	72,054
Mortgage- and asset-backed securities	374	409
Total fixed maturity securities available for sale	$81,474	$93,940
Held to maturity:
Due in one year or less	$194	$198
Due after one year through five years	1,366	1,471
Due after five years through 10 years	540	610
Due after 10 years	28,615	36,524
Mortgage- and asset-backed securities	18	19
Total fixed maturity securities held to maturity	$30,733	$38,822

Economic maturities are used for certain debt instruments with no stated maturity where the expected maturity date is based on the combination of features in the financial instrument such as the right to call or prepay obligations or changes in coupon rates.

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2019			December 31, 2018
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$53,192	$65,315	A+	$51,207	$59,945
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Realized investment gains (losses):
Fixed maturity securities:
Available for sale:
Gross gains from sales	$11	$60	$55	$81
Gross losses from sales	(18)	(26)	(29)	(99)
Foreign currency gains (losses) on sales and redemptions	(21)	3	(12)	27
Other-than-temporary impairment losses	(13)	0	(13)	(2)
Total fixed maturity securities	(41)	37	1	7
Equity securities	18	27	65	(1)
Loan receivables:
Loan loss reserves	(5)	(5)	(8)	(15)
Total loan receivables	(5)	(5)	(8)	(15)
Derivatives and other:
Derivative gains (losses)	(146)	(162)	(24)	(190)
Foreign currency gains (losses)	21	159	(181)	123
Total derivatives and other	(125)	(3)	(205)	(67)
Total realized investment gains (losses)	$(153)	$56	$(147)	$(76)

The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the three-month period ended September 30, 2019, that relates to equity securities still held at the September 30, 2019, reporting date was $21 million. The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the nine-month period ended September 30, 2019, that relates to equity securities still held at the September 30, 2019, reporting date was $38 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2019	December 31, 2018
Unrealized gains (losses) on securities available for sale	$12,466	$6,039
Deferred income taxes	(3,496)	(1,805)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$8,970	$4,234

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Municipalities:
Yen-denominated	$14	$1	$14	$1	$0	$0
Public utilities:
U.S. dollar-denominated	305	12	58	2	247	10
Banks/financial institutions:
U.S. dollar-denominated	223	8	115	5	108	3
Yen-denominated	1,795	106	1,795	106	0	0
Other corporate:
U.S. dollar-denominated	5,447	397	1,369	124	4,078	273
Yen-denominated	462	28	462	28	0	0
Total	$8,246	$552	$3,813	$266	$4,433	$286

	December 31, 2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and agencies:
U.S. dollar-denominated	$67	$1	$67	$1	$0	$0
Japan government and agencies:
Yen-denominated	3,604	140	3,604	140	0	0
Municipalities:
U.S. dollar-denominated	515	8	515	8	0	0
Yen-denominated	148	9	148	9	0	0
Mortgage- and asset- backed securities:
U.S. dollar-denominated	74	1	74	1	0	0
Public utilities:
U.S. dollar-denominated	1,585	105	892	48	693	57
Yen-denominated	604	12	604	12	0	0
Banks/financial institutions:
U.S. dollar-denominated	625	35	340	19	285	16
Yen-denominated	3,057	258	3,057	258	0	0
Other corporate:
U.S. dollar-denominated	12,899	1,109	5,782	407	7,117	702
Yen-denominated	1,306	82	1,306	82	0	0
Total	$24,484	$1,760	$16,389	$985	$8,095	$775

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

The following table reflects the composition of commercial mortgage and other loans by portfolio segment as of the periods presented.

(In millions)	September 30, 2019	December 31, 2018
Commercial mortgage and other loans:
Transitional real estate loans	$4,853	$4,394
Commercial mortgage loans	1,387	1,065
Middle market loans	2,079	1,487
Total gross commercial mortgage and other loans	8,319	6,946
Allowance for loan loss	(35)	(27)
Total net commercial mortgage and other loans	$8,284	$6,919

Commercial mortgage and transitional real estate loans were secured by properties entirely within the United States. Middle market loans are issued only to companies domiciled within the United States and Canada.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of September 30, 2019, the Company had $1.3 billion in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of September 30, 2019, the Company had $293 million of outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $36 million and $56 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of September 30, 2019, and December 31, 2018, respectively.

As of September 30, 2019, the Company had commitments of approximately $447 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Allowance for Loan Losses

The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of September 30, 2019, the Company had loan loss reserves of $2 million related to a specific middle market loan. There was no specific loan loss reserve as of December 31, 2018. The following table presents the rollforward of the general allowance for loan losses by portfolio segment during the nine-month period ended September 30.

(In millions)	Commercial Mortgage Loans	Transitional Real Estate Loans	Middle Market Loans	Total
Allowance for loan losses at December 31, 2018	$(1)	$(17)	$(9)	$(27)
Addition to (release of) allowance for credit losses	(1)	(2)	(5)	(8)
Allowance for loan losses at September 30, 2019	$(2)	$(19)	$(14)	$(35)

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

As of September 30, 2019, and December 31, 2018, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of September 30, 2019, and December 31, 2018. The Company had no troubled debt restructurings during the nine months ended September 30, 2019 and 2018.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2019	December 31, 2018
Other investments:
Policy loans	$250	$232
Short-term investments (1)	722	152
Limited partnerships	505	377
Other	30	26
Total other investments	$1,507	$787
(1) Includes securities lending collateral

As of September 30, 2019, the Company had $1.7 billion in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	September 30, 2019		December 31, 2018
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,594	$4,562	$3,849	$4,466
Equity securities	0	0	160	160
Commercial mortgage and other loans	6,813	6,868	5,528	5,506
Other investments (1)	439	439	328	328
Other assets (2)	147	147	182	182
Total assets of consolidated VIEs	$10,993	$12,016	$10,047	$10,642
Liabilities:
Other liabilities (2)	$139	$139	$102	$102
Total liabilities of consolidated VIEs	$139	$139	$102	$102

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
Investments in Variable Interest Entities Not Consolidated

	September 30, 2019		December 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,289	$5,027	$4,575	$4,982
Fixed maturity securities, held to maturity	2,016	2,385	2,007	2,254
Other investments (1)	66	66	49	49
Total investments in VIEs not consolidated	$6,371	$7,478	$6,631	$7,285

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

Details of collateral by loaned security type and remaining maturity of the agreements were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
September 30, 2019
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Greater than 90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,176	$3,973	$5,149
Public utilities	44	0	0	44
Banks/financial institutions	73	0	0	73
Other corporate	887	0	0	887
Equity securities	9	0	0	9
Total borrowings	$1,013	$1,176	$3,973	$6,162
Gross amount of recognized liabilities for securities lending transactions				$2,189
Amounts related to agreements not included in offsetting disclosure in Note 4				$3,973
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
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2019, and December 31, 2018, respectively.

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

From time to time, the Company may also enter into foreign currency forwards and options to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified price at a specified future date. In the option transactions, the Company may use a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions create a zero-cost collar.

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

	September 30, 2019			December 31, 2018
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$75	$0	$7	$75	$1	$4
Total cash flow hedges	75	0	7	75	1	4
Fair value hedges:
Foreign currency forwards	2,568	16	58	2,086	0	34
Foreign currency options	11,843	0	7	9,070	3	1
Interest rate swaptions	243	0	0	500	0	1
Total fair value hedges	14,654	16	65	11,656	3	36
Net investment hedge:
Foreign currency forwards	3,497	30	9	0	0	0
Foreign currency options	2,000	1	0	0	0	0
Total net investment hedge	5,497	31	9	0	0	0
Non-qualifying strategies:
Foreign currency swaps	2,800	80	88	2,800	103	129
Foreign currency swaps - VIE	2,587	147	132	2,587	181	101
Foreign currency forwards	15,919	124	101	16,057	126	117
Foreign currency options	856	0	1	430	0	0
Interest rate swaps	7,420	13	0	4,750	3	0
Interest rate swaptions	7	0	0	0	0	0
Total non-qualifying strategies	29,589	364	322	26,624	413	347
Total derivatives	$49,815	$411	$403	$38,355	$417	$387

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Realized Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended September 30, 2019:
Foreign currency forwards	Fixed maturity securities	$(19)	$(24)	$5	$(4)	$1
Foreign currency options	Fixed maturity securities	(5)	(5)	0	0	0
Interest rate swaptions	Fixed maturity securities	(6)	(6)	0	0	0
Total gains (losses)		$(30)	$(35)	$5	$(4)	$1
Nine Months Ended September 30, 2019:
Foreign currency forwards	Fixed maturity securities	$(4)	$(48)	$44	$(43)	$1
Foreign currency options	Fixed maturity securities	(9)	(9)	0	0	0
Interest rate swaptions	Fixed maturity securities	(9)	(9)	0	0	0
Total gains (losses)		$(22)	$(66)	$44	$(43)	$1
Three Months Ended September 30, 2018:
Foreign currency forwards	Fixed maturity securities	$(106)	$(19)	$(87)	$83	$(4)
Foreign currency options	Fixed maturity securities	(7)	(7)	0	0	0
Total gains (losses)		(113)	(26)	(87)	83	(4)
Nine Months Ended September 30, 2018:
Foreign currency forwards	Fixed maturity securities	$93	$(88)	$181	$(195)	$(14)
Foreign currency options	Fixed maturity securities	(10)	(10)	0	0	0
Total gains (losses)		$83	$(98)	$181	$(195)	$(14)

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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as realized investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in realized investment gains and losses consistent with the impact of the hedged item. For the three-month and nine-month periods ended September 30, 2019, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Fixed maturity securities	$4,833	$6,593	$262	$294
(1) The balance includes hedging adjustment on discontinued hedging relationships of $262 in 2019 and $294 in 2018.
The total notional amount of the Company's interest rate swaptions was $243 in 2019 and $500 in 2018. The hedging adjustment related to these derivatives was immaterial.

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 8) have been designated as non-derivative hedges. Beginning in July 2019, certain foreign currency forwards and options were designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. Prior to April 1, 2018, foreign currency forwards and options were also designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan.

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2019 and 2018, respectively.
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
As of September 30, 2019, the Parent Company had cross-currency interest rate swap agreements related to its $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.
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
Prior to July 2019, in order to economically mitigate currency risk of future yen dividends from Aflac Japan while lowering consolidated hedge costs associated with Aflac Japan's U.S. dollar investment hedging, the Parent Company entered into offsetting hedge positions using foreign exchange forwards. This activity is reported in the Corporate and other segment. As of July 1, 2019, the Parent Company designates these foreign exchange forward contracts as accounting hedges of its net investment in Aflac Japan.

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to realized investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,
	2019				2018
(In millions)	Net Investment Income (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(1)		$(2)	$0	$0		$(2)
Total cash flow hedges	(1)	(1)	(3)	(2)	0	0	(3)	(2)
Fair value hedges:
Foreign currency forwards (4)		(23)				(23)
Foreign currency options (4)		(5)				(7)
Interest rate swaptions (4)	0	0		(6)	0	0		0
Total fair value hedges	0	(28)		(6)	0	(30)		0
Net investment hedge:
Non-derivative hedging instruments		0		2		0		36
Foreign currency forwards		20		19		0		0
Foreign currency options		(3)		0		0		0
Total net investment hedge		17		21		0		36
Non-qualifying strategies:
Foreign currency swaps		27				39
Foreign currency swaps - VIE		(93)				(16)
Foreign currency forwards		(70)				(154)
Foreign currency options		0				0
Interest rate swaps		2				(1)
Total non- qualifying strategies		(134)				(132)
Total	$(1)	$(146)		$13	$0	$(162)		$34
(1) Net investment income (loss) includes net interest on swaps, amortization of the time value of terminated interest rate swaptions and amortization of premium of outstanding interest rate swaptions.
(2) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(3) Impact of cash flow hedges reported as realized investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended September 30, 2019 and 2018, respectively.
(4)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

	Nine Months Ended September 30,
	2019				2018
(In millions)	Net Investment Income(1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(2)	$(1)		$(4)	$0	$1		$2
Total cash flow hedges	(2)	(1)	(3)	(4)	0	1	(3)	2
Fair value hedges:
Foreign currency forwards(4)		(47)				(102)
Foreign currency options(4)		(9)				(10)
Interest rate swaptions(4)	(1)	0		(8)	0	0		0
Total fair value hedges	(1)	(56)		(8)	0	(112)		0
Net investment hedge:
Non-derivative hedging instruments		0		(52)		0		7
Foreign currency forwards		20		19		0		0
Foreign currency options		(3)		0		0		(8)
Total net investment hedge		17		(33)		0		(1)
Non-qualifying strategies:
Foreign currency swaps		71				(22)
Foreign currency swaps - VIE		(96)				73
Foreign currency forwards		23				(129)
Foreign currency options		0				0
Interest rate swaps		18				(1)
Total non-qualifying strategies		16				(79)
Total	$(3)	$(24)		$(45)	$0	$(190)		$1
(1) Net investment income (loss) includes net interest on swaps, amortization of the time value of terminated interest rate swaptions and amortization of premium of outstanding interest rate swaptions.
(2) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(3) Impact of cash flow hedges reported as realized investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the nine-month periods ended September 30, 2019 and 2018, respectively.
(4)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

As of September 30, 2019, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of September 30, 2019, there were 16 counterparties to the Company's derivative agreements, with three comprising 54% of the aggregate notional amount. As of September 30, 2019, all counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $91 million and $139 million as of September 30, 2019, and December 31, 2018, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2019, the Company estimates that it would be required to post a maximum of $6 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$251	$0	$251	$(161)	$(24)	$(54)	$12
OTC - cleared	13	0	13	0	0	(4)	9
Total derivative assets subject to a master netting agreement or offsetting arrangement	264	0	264	(161)	(24)	(58)	21
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	147		147				147
Total derivative assets not subject to a master netting agreement or offsetting arrangement	147		147				147
Total derivative assets	411	0	411	(161)	(24)	(58)	168
Securities lending and similar arrangements	2,155	0	2,155	0	0	(2,155)	0
Total	$2,566	$0	$2,566	$(161)	$(24)	$(2,213)	$168

December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$231	$0	$231	$(152)	$(23)	$(55)	$1
OTC - cleared	3	0	3	0	0	(3)	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	234	0	234	(152)	(23)	(58)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	183		183				183
Total derivative assets not subject to a master netting agreement or offsetting arrangement	183		183				183
Total derivative assets	417	0	417	(152)	(23)	(58)	184
Securities lending and similar arrangements	1,029	0	1,029	0	0	(1,029)	0
Total	$1,446	$0	$1,446	$(152)	$(23)	$(1,087)	$184

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$264	$0	$264	$(161)	$(50)	$(47)	$6
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	264	0	264	(161)	(50)	(47)	6
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	139		139				139
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	139		139				139
Total derivative liabilities	403	0	403	(161)	(50)	(47)	145
Securities lending and similar arrangements	2,189	0	2,189	(2,155)	0	0	34
Total	$2,592	$0	$2,592	$(2,316)	$(50)	$(47)	$179

December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$285	$0	$285	$(152)	$(37)	$(68)	$28
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	285	0	285	(152)	(37)	(68)	28
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	102		102				102
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	102		102				102
Total derivative liabilities	387	0	387	(152)	(37)	(68)	130
Securities lending and similar arrangements	1,052	0	1,052	(1,029)	0	0	23
Total	$1,439	$0	$1,439	$(1,181)	$(37)	$(68)	$153

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

	September 30, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$36,705	$1,591	$0	$38,296
Municipalities	0	1,898	0	1,898
Mortgage- and asset-backed securities	0	226	183	409
Public utilities	0	6,744	206	6,950
Sovereign and supranational	0	1,084	0	1,084
Banks/financial institutions	0	10,621	23	10,644
Other corporate	0	34,435	224	34,659
Total fixed maturity securities	36,705	56,599	636	93,940
Equity securities	677	74	79	830
Other investments	722	0	0	722
Cash and cash equivalents	4,216	0	0	4,216
Other assets:
Foreign currency swaps	0	80	147	227
Foreign currency forwards	0	170	0	170
Foreign currency options	0	1	0	1
Interest rate swaps	0	13	0	13
Total other assets	0	264	147	411
Total assets	$42,320	$56,937	$862	$100,119
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$88	$139	$227
Foreign currency forwards	0	168	0	168
Foreign currency options	0	8	0	8
Total liabilities	$0	$264	$139	$403

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,993	$1,349	$0	$34,342
Municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities	0	162	177	339
Public utilities	0	7,062	109	7,171
Sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions	0	8,895	23	8,918
Other corporate	0	28,789	213	29,002
Total fixed maturity securities	32,993	49,380	522	82,895
Equity securities	874	67	46	987
Other investments	152	0	0	152
Cash and cash equivalents	4,337	0	0	4,337
Other assets:
Foreign currency swaps	0	103	182	285
Foreign currency forwards	0	126	0	126
Foreign currency options	0	3	0	3
Interest rate swaps	0	3	0	3
Total other assets	0	235	182	417
Total assets	$38,356	$49,682	$750	$88,788
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$132	$102	$234
Foreign currency forwards	0	151	0	151
Foreign currency options	0	1	0	1
Interest rate swaptions	0	1	0	1
Total liabilities	$0	$285	$102	$387

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,581	$28,868	$366	$0	$29,234
Municipalities	835	0	1,114	0	1,114
Mortgage and asset-backed securities	18	0	8	11	19
Public utilities	2,573	0	2,967	0	2,967
Sovereign and supranational	1,187	0	1,384	0	1,384
Banks/financial institutions	930	0	1,030	0	1,030
Other corporate	2,609	0	3,074	0	3,074
Commercial mortgage and other loans	8,284	0	0	8,360	8,360
Other investments (1)	30	0	30	0	30
Total assets	$39,047	$28,868	$9,973	$8,371	$47,212
Liabilities:
Other policyholders’ funds	$7,421	$0	$0	$7,341	$7,341
Notes payable (excluding leases)	6,095	0	5,855	277	6,132
Total liabilities	$13,516	$0	$5,855	$7,618	$13,473
(1) Excludes policy loans of $250 and equity method investments of $505, at carrying value

	December 31, 2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,712	$27,030	$8	$0	$27,038
Municipalities	359	0	469	0	469
Mortgage and asset-backed securities	14	0	0	15	15
Public utilities	2,727	0	2,973	0	2,973
Sovereign and supranational	1,551	0	1,840	0	1,840
Banks/financial institutions	1,445	0	1,583	0	1,583
Other corporate	2,510	0	2,804	0	2,804
Commercial mortgage and other loans	6,919	0	0	6,893	6,893
Other investments (1)	26	0	26	0	26
Total assets	$37,263	$27,030	$9,703	$6,908	$43,641
Liabilities:
Other policyholders’ funds	$7,146	$0	$0	$7,067	$7,067
Notes payable (excluding leases)	5,765	0	5,606	270	5,876
Total liabilities	$12,911	$0	$5,606	$7,337	$12,943

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$36,705	$1,591	$0	$38,296
Total government and agencies	36,705	1,591	0	38,296
Municipalities:
Third party pricing vendor	0	1,898	0	1,898
Total municipalities	0	1,898	0	1,898
Mortgage- and asset-backed securities:
Third party pricing vendor	0	226	0	226
Broker/other	0	0	183	183
Total mortgage- and asset-backed securities	0	226	183	409
Public utilities:
Third party pricing vendor	0	6,744	0	6,744
Broker/other	0	0	206	206
Total public utilities	0	6,744	206	6,950
Sovereign and supranational:
Third party pricing vendor	0	1,084	0	1,084
Total sovereign and supranational	0	1,084	0	1,084
Banks/financial institutions:
Third party pricing vendor	0	10,575	0	10,575
Broker/other	0	46	23	69
Total banks/financial institutions	0	10,621	23	10,644
Other corporate:
Third party pricing vendor	0	34,432	0	34,432
Broker/other	0	3	224	227
Total other corporate	0	34,435	224	34,659
Total securities available for sale	$36,705	$56,599	$636	$93,940
Equity securities, carried at fair value:
Third party pricing vendor	$677	$74	$0	$751
Broker/other	0	0	79	79
Total equity securities	$677	$74	$79	$830

	September 30, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,868	$366	$0	$29,234
Total government and agencies	28,868	366	0	29,234
Municipalities:
Third party pricing vendor	0	1,114	0	1,114
Total municipalities	0	1,114	0	1,114
Mortgage- and asset-backed securities:
Third party pricing vendor	0	8	0	8
Broker/other	0	0	11	11
Total mortgage- and asset-backed securities	0	8	11	19
Public utilities:
Third party pricing vendor	0	2,967	0	2,967
Total public utilities	0	2,967	0	2,967
Sovereign and supranational:
Third party pricing vendor	0	1,384	0	1,384
Total sovereign and supranational	0	1,384	0	1,384
Banks/financial institutions:
Third party pricing vendor	0	1,030	0	1,030
Total banks/financial institutions	0	1,030	0	1,030
Other corporate:
Third party pricing vendor	0	3,074	0	3,074
Total other corporate	0	3,074	0	3,074
Total securities held to maturity	$28,868	$9,943	$11	$38,822

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,993	$1,349	$0	$34,342
Total government and agencies	32,993	1,349	0	34,342
Municipalities:
Third party pricing vendor	0	1,863	0	1,863
Total municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities:
Third party pricing vendor	0	162	0	162
Broker/other	0	0	177	177
Total mortgage- and asset-backed securities	0	162	177	339
Public utilities:
Third party pricing vendor	0	7,062	0	7,062
Broker/other	0	0	109	109
Total public utilities	0	7,062	109	7,171
Sovereign and supranational:
Third party pricing vendor	0	1,260	0	1,260
Total sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions:
Third party pricing vendor	0	8,895	0	8,895
Broker/other	0	0	23	23
Total banks/financial institutions	0	8,895	23	8,918
Other corporate:
Third party pricing vendor	0	28,789	0	28,789
Broker/other	0	0	213	213
Total other corporate	0	28,789	213	29,002
Total securities available for sale	$32,993	$49,380	$522	$82,895
Equity securities, carried at fair value:
Third party pricing vendor	$874	$67	$0	$941
Broker/other	0	0	46	46
Total equity securities	$874	$67	$46	$987

	December 31, 2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,030	$8	$0	$27,038
Total government and agencies	27,030	8	0	27,038
Municipalities:
Third party pricing vendor	0	469	0	469
Total municipalities	0	469	0	469
Mortgage- and asset-backed securities:
Broker/other	0	0	15	15
Total mortgage- and asset-backed securities	0	0	15	15
Public utilities:
Third party pricing vendor	0	2,973	0	2,973
Total public utilities	0	2,973	0	2,973
Sovereign and supranational:
Third party pricing vendor	0	1,840	0	1,840
Total sovereign and supranational	0	1,840	0	1,840
Banks/financial institutions:
Third party pricing vendor	0	1,583	0	1,583
Total banks/financial institutions	0	1,583	0	1,583
Other corporate:
Third party pricing vendor	0	2,804	0	2,804
Total other corporate	0	2,804	0	2,804
Total securities held to maturity	$27,030	$9,677	$15	$36,722

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

Transfers between Hierarchy Levels and Level 3 Rollforward
During the three- and nine-month periods ended September 30, 2019 and 2018, respectively, there were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3.

Three Months Ended September 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions		Other Corporate			Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$183	$204	$24		$199		$65	$94	$0	$769
Realized investment gains (losses) included in earnings	0	0	0		0		0	(84)	0	(84)
Unrealized gains (losses) included in other comprehensive income (loss)	0	4	0		5		0	(2)	0	7
Purchases, issuances, sales and settlements:
Purchases	0	0	0		19		14	0	0	33
Issuances	0	0	0		0		0	0	0	0
Sales	0	0	0		0		0	0	0	0
Settlements	0	(2)	0		0		0	0	0	(2)
Transfers into Level 3	0	0	0		1	(2)	0	0	0	1
Transfers out of Level 3	0	0	(1)	(2)	0		0	0	0	(1)
Balance, end of period	$183	$206	$23		$224		$79	$8	$0	$723
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0		$0		$0	$(84)	$0	$(84)

(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change

Three Months Ended September 30, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$178	$106	$23	$196	$17	$110	$0	$630
Realized investment gains (losses) included in earnings	0	0	0	0	(1)	(19)	0	(20)
Unrealized gains (losses) included in other comprehensive income (loss)	(6)	(2)	0	(4)	0	(2)	0	(14)
Purchases, issuances, sales and settlements:
Purchases	0	0	0	0	0	0	0	0
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(1)	0	0	0	(1)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$172	$104	$23	$191	$16	$89	$0	$595
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$(1)	$(19)	$0	$(20)
(1) Derivative assets and liabilities are presented net

Nine Months Ended September 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$0	$648
Realized investment gains (losses) included in earnings	0	0		0	0		0	(68)	0	(68)
Unrealized gains (losses) included in other comprehensive income (loss)	6	10		1	12		0	(4)	0	25
Purchases, issuances, sales and settlements:
Purchases	0	0		0	107		33	0	0	140
Issuances	0	0		0	0		0	0	0	0
Sales	0	0		0	(2)		0	0	0	(2)
Settlements	0	(4)		0	0		0	0	0	(4)
Transfers into Level 3	0	116	(2)	0	26	(2)	0	0	0	142
Transfers out of Level 3	0	(25)	(2)	(1)	(132)	(2), (3)	0	0	0	(158)
Balance, end of period	$183	$206		$23	$224		$79	$8	$0	$723
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$(68)	$0	$(68)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change
(3) Transfer due to availability of observable market inputs

Nine Months Ended September 30, 2018
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	(1)	65	(1)	63
Unrealized gains (losses) included in other comprehensive income (loss)	(3)	(4)	(2)	(6)	0	2	0	(13)
Purchases, issuances, sales and settlements:
Purchases	0	40	0	55	1	0	0	96
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(4)	0	0	0	(4)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$172	$104	$23	$191	$16	$89	$0	$595
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$(1)	$65	$(1)	$63
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

September 30, 2019
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$183	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	206	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	224	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	79	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	81	Discounted cash flow	Interest rates (USD)	1.43% - 1.63%	(b)
			Interest rates (JPY)	(.03)% - .32%	(c)
			CDS spreads	12 - 106 bps
	66	Discounted cash flow	Interest rates (USD)	1.43% - 1.63%	(b)
			Interest rates (JPY)	(.03)% - .32%	(c)
Total assets	$862
Liabilities:
Other liabilities:
Foreign currency swaps	$132	Discounted cash flow	Interest rates (USD)	1.43% - 1.63%	(b)
			Interest rates (JPY)	(.03)% - .32%	(c)
			CDS spreads	22 - 176 bps
	7	Discounted cash flow	Interest rates (USD)	1.43% - 1.63%	(b)
			Interest rates (JPY)	(.03)% - .32%	(c)
Total liabilities	$139

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

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Unpaid supplemental health claims, beginning of period	$4,024	$3,942	$3,952	$3,881
Less reinsurance recoverables	31	29	28	28
Net balance, beginning of period	3,993	3,913	3,924	3,853
Add claims incurred during the period related to:
Current year	1,806	1,760	5,415	5,381
Prior years	(134)	(131)	(437)	(456)
Total incurred	1,672	1,629	4,978	4,925
Less claims paid during the period on claims incurred during:
Current year	1,421	1,357	3,150	3,109
Prior years	220	217	1,794	1,751
Total paid	1,641	1,574	4,944	4,860
Effect of foreign exchange rate changes on unpaid claims	(3)	(59)	63	(9)
Net balance, end of period	4,021	3,909	4,021	3,909
Add reinsurance recoverables	31	29	31	29
Unpaid supplemental health claims, end of period	4,052	3,938	4,052	3,938
Unpaid life claims, end of period	689	592	689	592
Total liability for unpaid policy claims	$4,741	$4,530	$4,741	$4,530

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $437 million for the nine-month period ended September 30, 2019 comprises approximately $310 million from Japan, which represents approximately 71% of the total. Excluding the impact of foreign exchange of a gain of approximately $4 million from December 31, 2018 to September 30, 2019, the favorable claims development in Japan would have been approximately $306 million, representing approximately 70% of the total.

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

The remainder of the favorable claims development related to prior years for the nine-month period ended September 30, 2019, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.1 billion and $1.0 billion as of September 30, 2019 and December 31, 2018, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $990 million and $941 million as of September 30, 2019 and December 31, 2018, respectively. The increase in the reinsurance recoverable balance was driven by the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 2.9% and ceded reserves increased approximately 2.6% from December 31, 2018 to September 30, 2019.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Direct premium income	$4,823	$4,720	$14,365	$14,346
Ceded to other companies:
Ceded Aflac Japan closed blocks	(121)	(122)	(361)	(378)
Other	(17)	(15)	(50)	(45)
Assumed from other companies:
Retrocession activities	51	51	151	158
Other	0	2	4	5
Net premium income	$4,736	$4,636	$14,109	$14,086

Direct benefits and claims	$3,106	$3,076	$9,185	$9,301
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(111)	(111)	(331)	(343)
Eliminations	11	10	31	33
Other	(18)	(11)	(41)	(34)
Assumed from other companies:
Retrocession activities	49	48	144	149
Eliminations	(11)	(10)	(31)	(33)
Other	1	0	1	2
Benefits and claims, net	$3,027	$3,002	$8,958	$9,075

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥110 billion of reserves. This reinsurance facility agreement was renewed in 2018 and is effective until December 31, 2019. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2019, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2019	December 31, 2018
4.00% senior notes due February 2022	$348	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	746	746
3.25% senior notes due March 2025	448	447
2.875% senior notes due October 2026	298	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	540	540
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	553	538
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	270	262
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	140	136
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	82	79
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	551	536
.963% perpetual subordinated bonds callable April 2024 (principal amount ¥30.0 billion)	276	0
Yen-denominated loans:
Variable interest rate loan due September 2026 (.32% in 2019 and 2018, principal amount ¥5.0 billion)	46	45
Variable interest rate loan due September 2029 (.47% in 2019 and 2018, principal amount ¥25.0 billion)	231	225
Finance lease obligations payable through 2025	13	13
Operating lease obligations payable through 2028 (1)	125	0
Total notes payable and lease obligations	$6,233	$5,778

(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2019 related to leases.
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In September 2019, the Parent Company renewed a ¥30.0 billion senior term loan facility. The first tranche of the facility, which totaled ¥5.0 billion, bears interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in September 2026. The applicable margin ranges between .30% and .70%, depending on the Parent Company's debt ratings as of the date of determination. The second tranche, which totaled ¥25.0 billion, bears interest at a rate per annum equal to the TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in September 2029. The applicable margin ranges between .45% and 1.00%, depending on the Parent Company's debt ratings as of the date of determination.

In April 2019, ALIJ issued ¥30.0 billion (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024. ALIJ is seeking amendment of the bonds to change their duration from perpetual to a stated maturity date of April 16, 2049 and to remove provisions that permitted ALIJ to defer payments of interest under certain circumstances.

The following table presents the contractual maturities and present value of lease liabilities.

	September 30, 2019
(In millions)	Operating Leases	Finance Leases	Total
2019	$42	$4	$46
2020	25	3	28
2021	19	3	22
2022	10	2	12
2023	9	1	10
After 2023	30	0	30
Total lease payments	$135	$13	$148
Less: Interest	10	0	10
Present value of lease liabilities	$125	$13	$138

The following table presents the weighted average remaining lease term and weighted average discount rate for lease liabilities.

September 30, 2019
Weighted average remaining lease term (years):
Operating leases	4.3
Finance leases	3.8

Weighted average discount rate:
Operating leases	2.4%
Finance leases	1.6%

Operating lease costs for the three- and nine-month periods ended September 30, 2019 were $14 million and $43 million, respectively. Operating cash outflow for operating leases for the nine-month period ended September 30, 2019 was $42 million.

A summary of the Company's lines of credit as of September 30, 2019 follows:

Borrower	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 27, 2019	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion
A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period
							No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	April 4, 2023, or the date commitments are terminated pursuant to an event of default	¥55.0 billion, or the equivalent amount in U.S. dollars	¥0.0 billion
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
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 29, 2019	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2020	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2019. No events of default or defaults occurred during the nine-month period ended September 30, 2019.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

9.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2019	2018
Common stock - issued:
Balance, beginning of period	1,347,540	1,345,762
Exercise of stock options and issuance of restricted shares	1,650	1,614
Balance, end of period	1,349,190	1,347,376
Treasury stock:
Balance, beginning of period	592,254	564,852
Purchases of treasury stock:
Share repurchase program	23,126	20,443
Other	589	361
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,232)	(850)
Exercise of stock options	(382)	(430)
Other	(295)	(113)
Balance, end of period	614,060	584,263
Shares outstanding, end of period	735,130	763,113

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Anti-dilutive share-based awards	1	46	8	34

Share Repurchase Program

During the first nine months of 2019, the Company repurchased 23.1 million shares of its common stock for $1.2 billion as part of its share repurchase program. During the first nine months of 2018, the Company repurchased 20.4 million shares of its common stock for $923 million as part of its share repurchase program. As of September 30, 2019, a remaining balance of 45.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,455)	$8,055	$(27)	$(209)	$6,364
Other comprehensive income (loss) before reclassification	(24)	884	(6)	(2)	852
Amounts reclassified from accumulated other comprehensive income (loss)	0	31	0	4	35
Net current-period other comprehensive income (loss)	(24)	915	(6)	2	887
Balance, end of period	$(1,479)	$8,970	$(33)	$(207)	$7,251

All amounts in the table above are net of tax.

Three Months Ended September 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,766)	$4,836	$(23)	$(195)	$2,852
Other comprehensive income (loss) before reclassification	(347)	(569)	(1)	(2)	(919)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(27)	0	3	(24)
Net current-period other comprehensive income (loss)	(347)	(596)	(1)	1	(943)
Balance, end of period	$(2,113)	$4,240	$(24)	$(194)	$1,909
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	368	4,737	(9)	(4)	5,092
Amounts reclassified from accumulated other comprehensive income (loss)	0	(1)	0	9	8
Net current-period other comprehensive income (loss)	368	4,736	(9)	5	5,100
Balance, end of period	$(1,479)	$8,970	$(33)	$(207)	$7,251

All amounts in the table above are net of tax.

Nine Months Ended September 30, 2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
Cumulative effect of change in accounting principle - financial instruments	0	(148)	0	0	(148)
Cumulative effect of change in accounting principle - tax effects from tax reform	(325)	734	(3)	(32)	374
Other comprehensive income (loss) before reclassification	(38)	(2,302)	2	(7)	(2,345)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(8)	0	8	0
Net current-period other comprehensive income (loss)	(38)	(2,310)	2	1	(2,345)
Balance, end of period	$(2,113)	$4,240	$(24)	$(194)	$1,909

All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(14)	Other-than-temporary impairment losses realized
	(27)	Other gains (losses)
	(41)	Total before tax
	10	Tax (expense) or benefit(1)
	$(31)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(4)	Net of tax
Total reclassifications for the period	$(35)	Net of tax

(1) Based on 25% blended tax rate
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

(In millions)	Nine Months Ended September 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(13)	Other-than-temporary impairment losses realized
	14	Other gains (losses)
	1	Total before tax
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(12)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	3	Tax (expense) or benefit(1)
	$(9)	Net of tax
Total reclassifications for the period	$(8)	Net of tax

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

10.    SHARE-BASED COMPENSATION

As of September 30, 2019, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2019, approximately 39.4 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2019, the only performance-based awards issued and outstanding were restricted stock awards.

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

The following table provides information on stock options outstanding and exercisable at September 30, 2019.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	3,864	4.6	$88	$29.61
Exercisable	3,643	4.4	84	29.26

The Company received cash from the exercise of stock options in the amount of $36 million during the first nine months of 2019, compared with $42 million in the first nine months of 2018. The tax benefit realized as a result of stock option exercises and restricted stock releases was $26 million in the first nine months of 2019, compared with $17 million in the first nine months of 2018.

As of September 30, 2019, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $48 million, of which $22 million (761 thousand shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.0 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2018	3,407	$36.52
Granted in 2019	998	49.37
Canceled in 2019	(30)	40.59
Vested in 2019	(1,858)	32.71
Restricted stock at September 30, 2019	2,517	$44.37

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $6 million and $7 million for the three-month periods and $18 million and $20 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Total net periodic cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$6	$4	$5	$7	$0	$0
Interest cost	1	1	10	9	0	0
Expected return on plan assets	(2)	(1)	(8)	(7)	0	0
Amortization of net actuarial loss	1	1	3	4	1	0
Net periodic (benefit) cost	$6	$5	$10	$13	$1	$0

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$16	$14	$17	$21	$0	$0
Interest cost	4	4	28	26	1	1
Expected return on plan assets	(5)	(4)	(22)	(20)	0	0
Amortization of net actuarial loss	3	1	8	12	1	0
Net periodic (benefit) cost	$18	$15	$31	$39	$2	$1

During the nine months ended September 30, 2019, Aflac Japan contributed approximately $26 million (using the weighted-average yen/dollar exchange rate for the nine-month period ending September 30, 2019) to the Japanese funded defined benefit plan, and Aflac U.S. contributed $20 million to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

12.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2019, the Company entered into an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for its Japanese operation. As of September 30, 2019, the agreement has a remaining term of three years and an aggregate remaining cost of ¥6.1 billion ($57 million using the September 30, 2019, exchange rate).

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

Guaranty fund assessments for the nine-month period ended September 30, 2019 were immaterial.

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	events related to the ongoing Japan Post investigation

•	difficult conditions in global capital markets and the economy

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	foreign currency fluctuations in the yen/dollar exchange rate

•	limited availability of acceptable yen-denominated investments

•	U.S. tax audit risk related to conversion of the Japan branch to a subsidiary

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	competitive environment and ability to anticipate and respond to market trends

•	ability to protect the Aflac brand and the Company's reputation

•	ability to attract and retain qualified sales associates, brokers, employees, and distribution partners

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•	failure to comply with restrictions on patient privacy and information security

•	extensive regulation and changes in law or regulation by governmental authorities

•	tax rates applicable to the Company may change

•	defaults and credit downgrades of investments

•	decline in creditworthiness of other financial institutions

•	significant valuation judgments in determination of amount of impairments taken on the Company's investments

•	subsidiaries' ability to pay dividends to the Parent Company

•	decreases in the Company's financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of the Company's investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

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

MD&A OVERVIEW
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2019 and 2018, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). In this MD&A, amounts may not foot due to rounding. This MD&A is divided into the following sections:

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

PERFORMANCE HIGHLIGHTS
Yen-denominated income statement accounts are translated to U.S. dollars using a weighted-average Japanese yen/U.S. dollar foreign exchange rate, while yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate(1). The spot yen/dollar exchange rate at September 30, 2019 was 107.92, or 2.9% stronger than the the spot yen/dollar exchange rate of 111.00 at December 31, 2018. The weighted-average yen/dollar exchange rate for the three-month period ended September 30, 2019 was 107.31, or 3.9% stronger than the weighted-average yen/dollar exchange rate of 111.48 for the same period in 2018. The weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2019 was 109.16, or .3% stronger than the weighted-average yen/dollar exchange rate of 109.54 for the same period in 2018.
Total revenues were $5.5 billion in the third quarter of 2019, compared with $5.6 billion in the third quarter of 2018. Net earnings were $777 million, or $1.04 per diluted share in the third quarter of 2019, compared with $845 million, or $1.09 per diluted share, in the third quarter of 2018.
Total revenues were $16.7 billion in the first nine months of 2019, compared with $16.6 billion in the first nine months of 2018. Net earnings were $2.5 billion, or $3.37 per diluted share in the first nine months of 2019, compared with $2.4 billion, or $3.08 per diluted share, in the first nine months of 2018.

(1) Yen/U.S. dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic middle rate (TTM).

Results in the third quarter of 2019 included pretax net realized investment losses of $153 million, compared with net realized investment gains of $56 million in the the third quarter of 2018. Net investment losses in the the third quarter of 2019 included $18 million of other-than-temporary impairment losses and changes in loan loss reserves; $125 million of net losses from certain derivative and foreign currency gains or losses; $18 million of net gains on equity securities; and $28 million of net losses from sales and redemptions in the third quarter of 2019.

Results in the first nine months of 2019 included pretax net realized investment losses of $147 million, compared with net realized investment losses of $76 million in the first nine months of 2018. Net investment losses in the first nine months of 2019 included $21 million of other-than-temporary impairment losses and changes in loan loss reserves; $205 million in net losses from certain derivative and foreign currency gains or losses; $65 million of net gains on equity securities; and $14 million of net gains from sales and redemptions in the first nine months of 2019.

In the first nine months of 2019, the Company repurchased 23.1 million shares of its common stock for $1.2 billion under its share repurchase program.

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 81% of its liabilities are reported as of September 30, 2019, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items that the Company has identified as critical accounting estimates during the nine months ended September 30, 2019. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2018 Annual Report.
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

Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net earnings	$777	$845	$1.04	$1.09	$2,523	$2,395	$3.37	$3.08
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4),(5)	119	(88)	.16	(.11)	49	(25)	.07	(.03)
Other and non-recurring (income) loss	0	3.00		.00	1	73.00		.09
Income tax (benefit) expense on items excluded from adjusted earnings	(33)	21	(.04)	.03	(15)	(7)	(.02)	(.01)
Tax reform adjustment (6)	0	11.00		.01	0	11.00		.01
Adjusted earnings	863	792	1.16	1.03	2,558	2,447	3.41	3.15
Current period foreign currency impact (7)	(15)	N/A	(.02)	N/A	(2)	N/A	.00	N/A
Adjusted earnings excluding current period foreign currency impact (8)	$848	$792	$1.14	$1.03	$2,556	$2,447	$3.41	$3.15
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $66 and $59 for the three-month periods and $191 and $168 for the nine-month periods ended September 30, 2019, and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3) Amortized hedge income of $21 and $9 for the three-month periods and $61 and $18 for the nine-moth periods ended September 30, 2019 and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $(4) for the three-month period and $(18) for the nine-month period ended September 30, 2019, and an immaterial amount for the three- and nine-month periods in 2018, respectively, have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $16 and $17 for the three-month periods and $50 for both the nine-month periods ended September 30, 2019 and 2018, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of interest expense.
(6) An adjustment of $11 was made in the three- month period ended September 30, 2018, as a result of return-to-provision adjustments and various amended returns filed by the Company.
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

Nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs were an immaterial amount for 2019 and $3 million for the three-month period and $73 million for the nine-month period ended September 30, 2018.

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 25.0% for the three-month period ended September 30, 2019, compared with 26.3% for the same period in 2018. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 25.5% for the nine-month period ended September 30, 2019, compared with 26.5% for the same period in 2018. This combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. For further information, see Critical Accounting Estimates - Income Taxes section of the MD&A in the 2018 Annual Report.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net premium income	$3,241	$3,159	$9,593	$9,649
Net investment income:
Yen-denominated investment income	357	318	986	975
U.S. dollar-denominated investment income	368	347	1,083	994
Net investment income	725	665	2,069	1,969
Amortized hedge costs related to certain foreign currency exposure management strategies	66	59	191	168
Net investment income, less amortized hedge costs	659	606	1,878	1,801
Other income (loss)	12	10	34	31
Total adjusted revenues	3,912	3,775	11,505	11,481
Benefits and claims, net	2,268	2,232	6,652	6,763
Adjusted expenses:
Amortization of deferred policy acquisition costs	179	182	538	530
Insurance commissions	185	185	546	568
Insurance and other expenses	442	420	1,265	1,209
Total adjusted expenses	806	787	2,349	2,307
Total benefits and adjusted expenses	3,074	3,019	9,001	9,070
Pretax adjusted earnings	$838	$756	$2,504	$2,411
Weighted-average yen/dollar exchange rate	107.31	111.48	109.16	109.54

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net premium income	2.6%	(1.3)%	(.6)%	.3%	(1.2)%	(.9)%	(1.0)%	(1.8)%
Net investment income, less amortized hedge costs	8.7	8.0	4.3	7.5	4.0	8.3	3.4	4.9
Total adjusted revenues	3.6	.1	.2	1.4	(.3)	.4	(.3)	(.8)
Pretax adjusted earnings	10.8	1.1	3.9	4.5	6.1	1.4	3.2	2.0
In the three- and nine-month periods ended September 30, 2019, Aflac Japan's net premium income decreased, in yen terms, primarily due to an anticipated decrease in first sector premium as savings products reached premium paid-up status. Net investment income, net of amortized hedge costs, increased primarily due to $25 million of income related to a partial call of a concentrated yen-denominated exposure and increased investments in U.S. dollar-denominated floating rate assets.

Annualized premiums in force decreased 2.2% to ¥1.50 trillion as of September 30, 2019, compared with ¥1.53 trillion as of September 30, 2018. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching paid up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.9 billion at September 30, 2019, compared with $13.5 billion a year ago.
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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes(1)
	Three Months		Nine Months		Three Months		Nine Months
	2019	2018	2019	2018	2019	2018	2019	2018
Net investment income, less amortized hedge costs	4.0%	8.3%	3.4%	4.9%	6.1%	8.1%	3.6	6.1%
Total adjusted revenues	(.3)	.4	(.3)	(.8)	.0	.4	(.2)	(.6)
Pretax adjusted earnings	6.1	1.4	3.2	2.0	7.8	1.3	3.4	2.8
(1)Amounts excluding foreign currency impact on U.S. dollar-denominated investment income (a non-U.S. GAAP financial measure) were determined using the same yen/dollar exchange rate for the current period as the comparable period in the prior year.
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2019	2018	2019	2018
Benefits and claims, net	58.0%	59.1%	57.8%	58.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.6	4.8	4.7	4.6
Insurance commissions	4.7	4.9	4.8	5.0
Insurance and other expenses	11.3	11.1	11.0	10.5
Total adjusted expenses	20.6	20.8	20.4	20.1
Pretax adjusted earnings	21.4	20.1	21.7	21.0
Ratios to total premiums:
Benefits and claims, net	70.0%	70.7%	69.3%	70.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.5	5.7	5.6	5.5

In the three- and nine-month periods ended September 30, 2019, the benefit ratio decreased, compared with the same respective periods in the prior year, primarily due to the continued change in mix of first and third sector business as first sector products become paid-up, as well as continued favorable claims trends for the Company's third sector products in Japan. In the three-month period ended September 30, 2019, the adjusted expense ratio decreased mainly due to lower DAC amortization caused by lower surrender for cancer products. However, in the nine-month period ended September 30, 2019, the adjusted expense ratio increased mainly due to lower premium income from paid-up first sector products and higher expenses for advanced technology implementation. In total, the pretax adjusted profit margin

(calculated by dividing adjusted earnings by adjusted revenues) increased in the three- and nine-month periods ended September 30, 2019, reflecting continued strength in benefit ratios and favorable net investment income. For the full year of 2019, the Company anticipates the Aflac Japan pretax adjusted profit margin to remain stable.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2019	2018	2019	2018	2019	2018	2019	2018
New annualized premium sales	$172	$212	$560	$655	¥18.5	¥23.6	¥61.2	¥71.7
Increase (decrease) over prior period	(18.7)%	(1.0)%	(14.4)%	2.8%	(21.5)%	(.7)%	(14.7)%	.7%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2019	2018	2019	2018
Cancer	52.2%	65.8%	59.5%	65.6%
Medical	37.5	23.6	30.9	25.5
Income support	1.2	1.9	1.2	1.8
Ordinary life:
WAYS	.5	.4	.5	.5
Child endowment	.3	.3	.2	.3
Other ordinary life (1)	7.8	7.5	7.2	5.8
Other	.5	.5	.5	.5
Total	100.0%	100.0%	100.0%	100.0%
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
Sales of protection-type first sector and third sector products on a yen basis decreased 21.5% in the third quarter of 2019 and decreased 14.5% in the first nine months of 2019, compared with the same respective periods in 2018, reflecting reduced sales of cancer insurance through the Japan Post channel and following the 2018 launch of Aflac Japan's revised cancer insurance product.

Based on a material decline in sales of Aflac Japan cancer products in the Japan Post channel during the period ended September 30, 2019, and assuming a continuation of these trends to date for the rest of the year, the Company anticipates that sales during calendar year 2019 in the Japan Post channel may decline by as much as 50% from calendar year 2018. Based on this same assumption, the Company anticipates this would result in total third sector and first sector protection sales down in the mid-teens for calendar year 2019. Based on Aflac Japan’s observation of normal retention levels, the Company continues to project protection-type first and third sector earned premium growth of 1% to 2% for calendar year 2019.
Independent corporate agencies and individual agencies contributed 48.1% of total new annualized premium sales for Aflac Japan in the third quarter of 2019, compared with 38.7% for the same period in 2018. Affiliated corporate agencies, which include Japan Post, contributed 46.3% of total new annualized premium sales in the third quarter of 2019, compared with 55.3% in the third quarter of 2018. Japan Post offers Aflac's cancer insurance products in more than 20,000 post offices. Notwithstanding the recent reduction in sales of Aflac Japan's cancer products in the Japan Post channel, the Company believes this alliance with Japan Post has and will further benefit its cancer insurance sales. During the three-month period ended September 30, 2019, Aflac Japan recruited 24 new sales agencies. At

September 30, 2019, Aflac Japan was represented by more than 9,200 sales agencies, with more than 109,000 licensed sales associates employed by those agencies.

At September 30, 2019, Aflac Japan had agreements to sell its products at 367 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 5.6% of new annualized premium sales in the third quarter of 2019 for Aflac Japan, compared with 6.0% during the third quarter of 2018.

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

On February 28, 2019, the Parent Company entered a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association. Pursuant to the terms of the Shareholders Agreement, the Trust will use commercially reasonable efforts to acquire, through open market or private block purchases in the United States, beneficial ownership of approximately 7% of the outstanding shares of the Parent Company’s common stock within a period of 12 months following the date the Trust begins acquiring such stock. On May 7, 2019, a press release issued by Japan Post Holdings announced that purchases of shares of the Parent Company’s common stock commenced on April 29, 2019 through the Trust and that it planned to complete such purchases within Japan Post’s fiscal year 2019 (which ends March 31, 2020).

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$42	$583	$3,441
Private placements	92	547	985	1,098
Other fixed maturity securities	168	174	524	657
Equity securities	79	110	199	216
Total yen-denominated	$339	$873	$2,291	$5,412

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$738	$114	$2,260	$1,152
Infrastructure debt	10	0	20	0
Bank loans	0	0	0	346
Equity securities	29	0	58	80
Commercial mortgage and other loans:
Transitional real estate loans	398	610	1,069	2,759
Commercial mortgage loans	197	0	235	13
Middle market loans	274	352	962	627
Other investments	19	29	92	201
Total dollar-denominated	$1,665	$1,105	$4,696	$5,178
Total Aflac Japan purchases	$2,004	$1,978	$6,987	$10,590

See the Analysis of Financial Condition section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2019	2018	2019	2018
Total purchases for the period (in millions) (1)	$1,985	$1,949	$6,895	$10,389
New money yield (1), (2)	3.98%	3.77%	3.64%	3.01%
Return on average invested assets (3)	2.40	2.35	2.34	2.31
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.62%	2.63%	2.62%	2.63%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three- and nine-month periods ended September 30, 2019 was primarily due to decreased allocations to lower yielding yen-denominated asset classes.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net premium income	$1,445	$1,426	$4,365	$4,280
Net investment income	183	187	540	544
Other income	2	3	6	7
Total adjusted revenues	1,630	1,616	4,911	4,831
Benefits and claims	710	722	2,162	2,163
Adjusted expenses:
Amortization of deferred policy acquisition costs	139	133	429	402
Insurance commissions	145	146	444	439
Insurance and other expenses	301	281	880	816
Total adjusted expenses	585	560	1,753	1,657
Total benefits and adjusted expenses	1,295	1,282	3,915	3,820
Pretax adjusted earnings	$335	$334	$996	$1,011
Percentage change over previous period:
Net premium income	1.3%	2.4%	2.0%	2.6%
Net investment income	(2.1)	3.3	(.7)	.9
Total adjusted revenues	.9	2.6	1.7	2.5
Pretax adjusted earnings	.3	5.7	(1.5)	5.8
Annualized premiums in force increased 1.5% to $6.1 billion at September 30, 2019, compared with $6.1 billion at September 30, 2018.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2019	2018	2019	2018
Benefits and claims	43.6%	44.7%	44.0%	44.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.5	8.2	8.7	8.3
Insurance commissions	8.9	9.0	9.0	9.1
Insurance and other expenses	18.5	17.5	17.9	16.9
Total adjusted expenses	35.9	34.7	35.7	34.3
Pretax adjusted earnings	20.6	20.7	20.3	20.9
Ratios to total premiums:
Benefits and claims	49.1%	50.6%	49.5%	50.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.6	9.3	9.8	9.4

For the three- and nine-month periods ended September 30, 2019, the benefit ratio decreased compared with the same periods in 2018, primarily due to the change in business mix from higher loss ratio, reserve building products to lower loss ratio, guaranteed issue products. The adjusted expense ratio increased for the three- and nine-month periods ended September 30, 2019, when compared to the same periods in 2018, primarily due to DAC capitalization related to lower than anticipated sales as well as anticipated spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience. Both the lower benefit and higher DAC amortization ratios were also impacted by increases in lapses as a result of large case volatility and replacement of an administrative partner. These items impacted persistency in the short-term but are expected to drive profitable earned premium growth in future periods. The pretax adjusted profit margin declined in the three- and nine- month periods, when compared to the same periods in 2018, due to higher expense ratios, offset somewhat by lower benefit ratios.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2019	2018	2019	2018
New annualized premium sales	$344	$359	$1,046	$1,064
Increase (decrease) over prior period	(4.2)%	3.3%	(1.6)%	2.6%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2019	2018	2019	2018
Accident	29.0%	29.7%	28.8%	29.5%
Short-term disability	22.6	23.3	23.3	23.3
Critical care(1)	20.9	20.6	20.6	21.1
Hospital indemnity	16.1	15.6	15.8	15.2
Dental/vision	5.0	5.0	5.0	5.3
Life	6.4	5.8	6.5	5.6
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, decreased 6.3%; short-term disability sales decreased 7.4%; critical care insurance sales (including cancer insurance) decreased 2.3%; and hospital indemnity insurance sales decreased .4% in the third quarter of 2019, compared with the same period in 2018.

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

In the third quarter of 2019, the Aflac U.S. sales force included an average of approximately 8,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Fixed maturity securities:
Other fixed maturity securities	$73	$113	$947	$791
Infrastructure debt	5	0	78	97
Equity securities	16	6	43	55
Commercial mortgage and other loans:
Transitional real estate loans	82	377	224	547
Commercial mortgage loans	35	65	104	120
Middle market loans	18	43	74	118
Other investments	2	4	10	31
Total Aflac U.S. Purchases	$231	$608	$1,480	$1,759
See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2019	2018	2019	2018
Total purchases for period (in millions) (1)	$229	$604	$1,470	$1,728
New money yield (1), (2)	4.58%	5.44%	4.49%	4.72%
Return on average invested assets (3)	5.09	5.25	5.07	5.14
Portfolio book yield, end of period (1)	5.40%	5.55%	5.40%	5.55%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three- and nine-month periods ended September 30, 2019 was primarily due to decreased allocations to higher yielding asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

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
Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Premium income	$51	$51	$151	$158
Net investment income	23	18	65	56
Amortized hedge income related to certain foreign currency management strategies	21	9	61	18
Net investment income, including amortized hedge income	44	27	126	74
Other income	2	4	10	13
Total adjusted revenues	97	82	287	245
Benefits and claims, net	49	47	144	149
Adjusted expenses:
Interest expense	33	28	100	88
Other adjusted expenses	32	36	105	120
Total adjusted expenses	65	64	205	208
Total benefits and adjusted expenses	114	111	349	357
Pretax adjusted earnings	$(17)	$(29)	$(62)	$(113)

Net investment income benefited from the Company’s corporate hedging program in the three- and nine-month periods ended September 30, 2019 and 2018, respectively. See the Hedging Activities subsection of this MD&A for further information on the Parent Company's foreign currency hedge program.

In December 2018, the Parent Company invested $20 million in Singapore Life Pte. Ltd. (Singapore Life), a digitally-focused life insurance company based in Singapore. The Parent Company made an additional investment of $16 million in the second quarter of 2019, bringing the total investment to $36 million. As part of the relationship, Aflac entered into a reinsurance agreement on certain protection products with Singapore Life in September 2019. However, the Company does not currently expect the equity investment or the reinsurance agreement to have a material impact on its financial position or results of operations.

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

The following table details investments by segment.

Investments by Segment

	Aflac Japan		Aflac U.S.
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Available for sale, fixed maturity securities, at fair value	$78,036	$69,409	$14,136	$12,132
Held to maturity, fixed maturity securities, at amortized cost	30,733	30,318	0	0
Equity securities	627	806	126	137
Commercial mortgage and other loans:
Transitional real estate loans	4,045	3,621	789	756
Commercial mortgage loans	985	763	400	301
Middle market loans	1,783	1,144	282	334
Other investments:
Policy loans	235	219	15	13
Short-term investments (1)	437	0	285	141
Limited partnerships	443	333	49	37
Other	0	0	30	26
Total investments	117,324	106,613	16,112	13,877
Cash and cash equivalents	1,503	1,779	450	641
Total investments and cash (2)	$118,827	$108,392	$16,562	$14,518
(1) Includes securities lending collateral
(2) Excludes investments and cash held by the Parent Company and other business segments of $4,121 in 2019 and $3,333 in 2018

Cash and cash equivalents totaled $4.2 billion, or 3.0% of total investments and cash, as of September 30, 2019, compared with $4.3 billion, or 3.4%, at December 31, 2018. For a discussion of the factors affecting the Company's cash balance, see the Operating Activities, Investing Activities and Financing Activities subsections of this MD&A.

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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.0%	1.0%	.9%
AA	4.0	4.0	3.9	4.0
A	68.8	70.5	67.9	69.9
BBB	22.8	21.6	23.2	21.6
BB or lower	3.3	2.9	4.0	3.6
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2019, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2019.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	CCC	$135	$60	$(75)
AXA	BBB	300	266	(34)
Transocean Inc.	CCC	64	44	(20)
Teva Pharmaceutical LLC	BB	67	51	(16)
Baker Hughes Inc.	A	124	111	(13)
Kommunal Landspensjonskasse (KLP)	BBB	139	127	(12)
National Oilwell Varco Inc.	BBB	80	71	(9)
Mirvac Group Finance Ltd.	A	93	84	(9)
Tyco Electronics Group SA	A	107	98	(9)
Intesa Sanpaolo Spa	BBB	144	135	(9)

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. As the Company believes these issuers have the ability to continue making timely payments of principal and interest, the Company views these changes in fair value to be temporary. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions and other corporate investments.

Below-Investment-Grade Securities

The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure.
Below-Investment-Grade Investments

	September 30, 2019
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$393	$393	$448	$55
Republic of South Africa	371	371	379	8
Barclays Bank PLC	185	116	148	32
Telecom Italia SpA	185	185	239	54
KLM Royal Dutch Airlines	185	136	142	6
Transnet	139	139	139	0
Diamond Offshore Drilling Inc.	124	135	60	(75)
IKB Deutsche Industriebank AG	120	51	95	44
Republic of Tunisia	111	65	70	5
Arconic Inc.	100	86	108	22
Other Issuers	640	593	624	31
Subtotal (1)	2,553	2,270	2,452	182
Senior secured bank loans	686	711	680	(31)
High yield corporate bonds	666	670	687	17
Middle market loans, net of reserves (2)	2,096	2,064	2,067	3
Grand Total	$6,001	$5,715	$5,886	$171
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

	September 30, 2019
(In millions)	Amortized Cost	% of Total
Government and agencies	$55,004	49.0%
Municipalities	2,454	2.2
Mortgage- and asset-backed securities	392	.3
Public utilities	8,355	7.6
Electric	6,574	5.9
Natural Gas	307	.3
Other	740	.7
Utility/Energy	734	.7
Sovereign and Supranational	2,144	1.9
Banks/financial institutions	10,334	9.2
Banking	6,109	5.4
Insurance	2,012	1.8
Other	2,213	2.0
Other corporate	33,524	29.8
Basic Industry	3,578	3.2
Capital Goods	3,218	2.9
Communications	4,029	3.6
Consumer Cyclical	3,417	3.0
Consumer Non-Cyclical	6,323	5.6
Energy	4,541	4.0
Other	1,282	1.1
Technology	3,215	2.9
Transportation	3,921	3.5
Total fixed maturity securities	$112,207	100.0%

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2019				December 31, 2018
(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$91,941		$109,080		$83,482	$93,255
Equity securities	781		781		936	936
Total publicly issued	92,722		109,861		84,418	94,191
Privately issued securities: (1)
Fixed maturity securities	20,266	(2)	23,682	(2)	23,692	26,362
Equity securities	49		49		51	51
Total privately issued	20,315		23,731		23,743	26,413
Total investment securities	$113,037		$133,592		$108,161	$120,604
(1) Primarily consists of securities owned by Aflac Japan
(2) Excludes 144A securities starting in the first quarter of 2019

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2019	December 31, 2018
Privately issued reverse-dual currency securities	$5,066	$5,120
Publicly issued collateral structured as reverse-dual currency securities	1,704	1,657
Total reverse-dual currency securities	$6,770	$6,777
Reverse-dual currency securities as a percentage of total investment securities	6.0%	6.3%
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

•
The Parent Company enters into forward and option contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by its subsidiary, ALIJ, and reducing enterprise-wide hedge costs. (see Parent Company’s Foreign Currency Hedge Program below).

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

	September 30, 2019		December 31, 2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$18,134	$19,460	$17,101	$17,003
Fixed maturity securities - bank loans (floating rate)	953	913	1,296	1,238
Equity securities	18	18	177	177
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,045	4,070	3,621	3,625
Commercial mortgage loans	985	1,008	763	736
Middle market loans (floating rate)	1,783	1,790	1,144	1,146
Other investments	443	443	333	333
Total U.S. Dollar Program	26,361	27,702	24,435	24,258
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,726	2,613	1,679	2,269
Total U.S. dollar-denominated investments in Aflac Japan	$28,087	$30,315	$26,114	$26,527

U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated variable interest entity. As of September 30, 2019, Aflac Japan had $9.5 billion outstanding notional amounts of foreign currency forwards and $12.7 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar portfolio was $18.2 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash inflows of $31 million and net cash outflows of $105 million for the three-month periods and net cash outflows of $8 million and $141 million for the nine-month periods ended September 30, 2019 and 2018, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

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

Parent Company's Foreign Currency Hedge Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $7.4 billion as of September 30, 2019, compared with $1.8 billion as of December 31, 2018.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2019 and 2018, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $21 million and $9 million for the three-month periods and $61 million and $18 million for the nine-month periods ended September 30, 2019 and 2018, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended September 30.

Amortized Hedge Costs/Income Metrics(1)

	Three Months		Nine Months
	2019	2018	2019	2018
Aflac Japan:
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$9.5	$10.0	$9.5	$10.0
Weighted average remaining tenor (in months)(3)	11.4	27.4	11.4	27.4
Amortized hedge costs for period (in millions)	$(66)	(59)	$(191)	$(168)
Parent Company:
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$3.5	$1.7	$3.5	$1.7
Weighted average remaining tenor (in months)(3)	14.6	10.7	14.6	10.7
Amortized hedge income for period (in millions)	$21	$9	$61	$18
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

Deferred Policy Acquisition Costs
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2019	December 31, 2018	% Change
Aflac Japan	$6,639	$6,384	4.0%	(1)
Aflac U.S.	3,509	3,491	.5
Total	$10,148	$9,875	2.8%
(1)Aflac Japan’s deferred policy acquisition costs increased 1.1% in yen during the nine months ended September 30, 2019.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for additional information on the Company's deferred policy acquisition costs.

Policy Liabilities
The following table presents policy liabilities by segment.

(In millions)	September 30, 2019	December 31, 2018	% Change
Aflac Japan	$96,838	$92,791	4.4%	(1)
Aflac U.S.	11,240	10,981	2.4
Other	219	183	19.7
Intercompany eliminations(2)	(767)	(767)	.0
Total	$107,530	$103,188	4.2%
(1) Aflac Japan’s policy liabilities increased 1.5% in yen during the nine months ended September 30, 2019.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

Notes Payable

Notes payable totaled $6.2 billion at September 30, 2019, compared with $5.8 billion at December 31, 2018.

See Note 8 of the accompanying Notes to the Consolidated Financial Statements for additional information on the Company's notes payable. See Note 1 of the accompanying Notes to the Consolidated Financial Statements for additional information regarding the change in accounting for leases.

In September 2019, the Parent Company renewed a ¥30.0 billion senior term loan facility. The first tranche of the facility, which totaled ¥5.0 billion, bears interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in September 2026. The applicable margin ranges between .30% and .70%, depending on the Parent Company's debt ratings as of the date of determination. The second tranche, which totaled ¥25.0 billion, bears interest at a rate per annum equal to the TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in September 2029. The applicable margin ranges between .45% and 1.00%, depending on the Parent Company's debt ratings as of the date of determination.

In April 2019, ALIJ issued ¥30.0 billion (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024. ALIJ is seeking amendment of the bonds to change their duration from perpetual to a stated maturity date of April 16, 2049 and to remove provisions that permitted ALIJ to defer payments of interest under certain circumstances.

Benefit Plans

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 11 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report.

Policyholder Protection

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. On November 25, 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.9 billion and ¥2.0 billion for the nine-month periods ended September 30, 2019 and 2018, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended September 30, 2019 and 2018, were immaterial.

As of September 30, 2019, the Company has estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation of a long-term care insurer. See Note 12 of the Notes to the Consolidated Financial Statements for further information on the assessment.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

CAPITAL RESOURCES AND LIQUIDITY
Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through dividends and management fees. The following table presents the amounts provided for the nine-month periods ending September 30.

Liquidity Provided by Aflac Japan and Aflac U.S. to Parent Company

(In millions)	2019	2018
Dividends declared or paid by Aflac Japan and Aflac U.S.	$2,420	$664
Management fees paid by Aflac Japan and Aflac U.S.	108	104

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

The Parent Company accesses debt security markets to provide additional sources of capital. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. In August 2018, the Parent Company filed a shelf registration with Japanese regulatory authorities that allows the Parent Company to conduct public offerings of bonds in Japan, including yen-denominated Samurai notes, up to ¥200 billion or its equivalent through August 2020. The shelf registration statement is for possible public offerings in Japan, but the bonds issued under the shelf may be transferred by the bondholders to U.S. persons in compliance with U.S. law. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

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

As of September 30, 2019, the Parent Company and Aflac had four lines of credit with third parties as well as two intercompany lines of credit. For additional information on the Company's lines of credit, see Note 8 of the Notes to the Consolidated Financial Statements.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2019, Aflac U.S. borrowed and repaid $147 million under this program. As of September 30, 2019, Aflac U.S. had outstanding borrowings of $416 million reported in its balance sheet. For more information on the FHLB program, refer to the Investments subsection within Analysis of Financial Condition in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2019. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2018 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2018 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount. As of September 30, 2019, the Parent Company had $1.0 billion as a capital reserve and an additional $1.0 billion of contingent liquidity in order to mitigate liquidity risk of derivative positions that are reducing enterprise-wide foreign currency exposure. The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2019	2018
Operating activities	$4,263	$4,659
Investing activities	(2,946)	(3,172)
Financing activities	(1,429)	(1,513)
Exchange effect on cash and cash equivalents	(9)	(36)
Net change in cash and cash equivalents	$(121)	$(62)
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

Financing Activities

Consolidated cash used by financing activities was $1.4 billion in the first nine months of 2019, compared with consolidated cash used by financing activities of $1.5 billion for the same period of 2018.

In September 2019, the Parent Company renewed a ¥30.0 billion senior term loan facility. The first tranche of the facility, which totaled ¥5.0 billion, bears interest at a rate per annum equal to the Tokyo interbank market rate (TIBOR), or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in September 2026. The applicable margin ranges between .30% and .70%, depending on the Parent Company's debt ratings as of the date of determination. The second tranche, which totaled ¥25.0 billion, bears interest at a rate per annum equal to the TIBOR, or alternate TIBOR, if applicable, plus the applicable TIBOR margin and will mature in September 2029. The applicable margin ranges between .45% and 1.00%, depending on the Parent Company's debt ratings as of the date of determination.

In April 2019, ALIJ issued ¥30.0 billion (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024. ALIJ is seeking amendment of the bonds to change their duration from perpetual to a stated maturity date of April 16, 2049 and to remove provisions that permitted ALIJ to defer payments of interest under certain circumstances.

See the preceding discussion in this Capital Resources and Liquidity section of MD&A for details and any outstanding balances as of September 30, 2019, for the Company's lines of credit and FHLB financing arrangement.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2019.

Cash returned to shareholders through dividends and treasury stock purchases was $1.7 billion during the nine-month period ended September 30, 2019, compared with $1.5 billion during the nine-month period ended September 30, 2018.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2019	2018
Treasury stock purchases	$1,157	$923
Number of shares purchased:
Share repurchase program	23,126	20,443
Other	589	361
Total shares purchased	23,715	20,804

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2019	2018
Stock issued from treasury:
Cash financing	$38	$36
Noncash financing	38	17
Total stock issued from treasury	$76	$53
Number of shares issued	1,909	1,393

During the first nine months of 2019, the Company repurchased 23.1 million shares of its common stock for $1.2 billion as part of its share repurchase program. As of September 30, 2019, a remaining balance of 45.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently anticipates that it will repurchase a total of $1.3 billion to $1.7 billion of its common stock in 2019, assuming stable capital conditions and absent compelling alternatives.

Cash dividends paid to shareholders were $.27 per share in the third quarter of 2019, compared with $.26 per share in the third quarter of 2018. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2019	2018
Dividends paid in cash	$579	$595
Dividends through issuance of treasury shares	21	8
Total dividends to shareholders	$600	$603

In October 2019, the board of directors declared the fourth quarter cash dividend of $.27 per share, an increase of 3.8% compared with the same period in 2018. The dividend is payable on December 2, 2019 to shareholders of record at the close of business on November 20, 2019.

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

As of September 30, 2019, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position, even reflecting the full negative impact of the U.S. Tax Act, which was fully adopted in 2018. This reduction occurs as a result of writing down deferred tax assets and the increase in required capital due to the reduction in tax rates. However, Aflac expects to recover from this negative impact over a period of three to five years through additional statutory income, assuming that the additional income is fully retained.

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

In addition to limitations and restrictions imposed by U.S. insurance regulators, after the Japan branch conversion on April 1, 2018, the new Japan subsidiary is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock, accumulated other comprehensive income amounts, capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the solvency margin ratio (SMR). Japan's Financial Services Agency (FSA) maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has two senior unsecured revolving credit facilities in the amounts of ¥100 billion and ¥55 billion, respectively, and a committed reinsurance facility in the amount of approximately ¥110 billion as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. (See Notes 7 and 8 of the Notes to the Consolidated Financial Statements for additional information.)

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

As of September 30, 2019, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. As part of the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018, the Company experienced an accounting-driven decline in the SMR of approximately 130 points, based on the SMR as of December 31, 2017. The Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period.

Payments are made from Aflac Japan to the Parent Company for management fees, allocated expenses and remittances of earnings. Prior to the Aflac Japan branch conversion on April 1, 2018, Aflac Japan paid allocated expenses and profit remittances to Aflac U.S. The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2019	2018
Aflac Japan management fees paid to Parent Company	$89	$40
Expenses allocated to Aflac Japan (in dollars)	3	8
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in dollars)	1,722	312
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in yen)	¥186.3	¥33.4
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 14, 2017, three former independent sales contractors filed a shareholders derivative complaint in the U.S. District Court for the Southern District of New York naming the Parent Company as nominal defendant and the Parent Company’s Chairman and Chief Executive Officer, several of its directors, and a former officer and director as defendants. The complaint alleged breaches of fiduciary duty, misstatements and omissions in the Company’s public disclosures, and insider trading. On August 31, 2018, the District Court granted the Company's motion and the amended complaint was dismissed. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Eleventh Circuit, and on September 5, 2019 the Court of Appeals affirmed the dismissal of the lawsuit. Although the plaintiffs are permitted to attempt to seek a review by the United States Supreme Court, the Company believes the outcome of this litigation will not have a material adverse effect on its financial position, results of operation or cash flows.

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

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2018 Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Events related to the ongoing Japan Post investigation regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations.

As previously disclosed, there have been recent news reports and public comments regarding improper sales practices relating to sales of Japan Post Insurance Co., Ltd. (JPI) products by JPI and Japan Post Co., Ltd. (JPC), each an affiliate of Japan Post Holdings Co., Ltd. (Japan Post Holdings and, together with JPI and JPC, the Japan Post Group). JPC and JPI are critical distribution and alliance partners of the Company, which in recent periods have collectively accounted for approximately 25% of Aflac Japan’s third sector sales. See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations. On July 24, 2019, after such news reports and other public comments, the Japan Post Group announced that they had established a Special Investigative Committee comprised of independent former prosecutors to determine whether JPC and JPI sales practices with respect to JPI products had caused disadvantages to customers holding such policies that were not otherwise the result of honoring such customers’ intentions. On September 30, 2019, the Japan Post Group issued a release discussing interim results of the investigation and stating that JPI had identified a number of cases involving potential violation of laws and regulations or internal rules. The Company’s understanding is that the JPI investigation does not relate to Aflac Japan insurance products sold through JPC and JPI, but only to JPI products sold through JPC and JPI. The JPI investigation remains ongoing.

On its July 26, 2019 earnings call, the Company announced that it was undertaking a voluntary review of sales of Aflac Japan cancer products through JPC and JPI. On September 30, 2019, Aflac Japan announced the results of the voluntary review. The review found that among the over 1.2 million Aflac Japan cancer insurance policies distributed through JPC and JPI with new contracts dated from April 1, 2014 to August 1, 2019, a small number of lapsed and reissued policies had been identified for which coverage of the old and new policies was the same and not aligned with customer intent (representing approximately 0.006% of the new policies reviewed). To address cases identified by the voluntary review where the old and new policies were the same and did not align with customer intent, Aflac Japan intends to take corrective measures.

Notwithstanding the JPI investigation and JPI and JPC’s decision to temporarily refrain from actively offering JPI products, the sale of Aflac Japan cancer policies has continued through JPC and JPI. However, in connection with these developments, the Company has observed a material decrease of sales in those channels and anticipates depressed sales for the duration of 2019 while the JPI investigation continues and the Japan Post Group continues to take remedial measures. See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The final investigation results and recommendations of the Special Investigative Committee, and any remedial effects or negative effects on sales of Aflac Japan cancer products related thereto, could result in a materially adverse effect on sales of Aflac Japan cancer policies through JPC and JPI. While the Company has not yet developed cancer sales projections for 2020, sales of Aflac Japan cancer insurance through JPC and JPI may continue at low levels beyond 2019. See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations. It is uncertain what long-term effect these developments will have on the Company’s sales, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2019, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	4,465,400		$46.44	4,465,400	64,582,487
February 1 - February 28	4,170,417		48.65	3,624,583	60,957,904
March 1 - March 31	2,162,830		49.50	2,147,500	58,810,404
April 1 - April 30	2,177,000		49.21	2,177,000	56,633,404
May 1 - May 31	2,813,277		50.99	2,812,850	53,820,554
June 1 - June 30	1,964,259		54.44	1,952,000	51,868,554
July 1 - July 31	1,360,017		54.33	1,360,017	50,508,537
August 1 - August 31	2,491,225		51.22	2,483,400	48,025,137
September 1 - September 30	2,111,075		51.81	2,103,600	45,921,537
Total	23,715,500	(1)	$50.00	23,126,350	45,921,537
(1)During the first nine months of 2019, 589,150 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated November 10, 2015, Exhibit 3.1.
	4.0	-
There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. We agree to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

	15	-	Letter from KPMG LLP regarding unaudited interim financial information.
	31.1	-	Certification of CEO dated October 25, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated October 25, 2019, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated October 25, 2019, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	XBRL Taxonomy Extension Schema.
	101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

October 25, 2019	/s/ Frederick J. Crawford
(Frederick J. Crawford)
Executive Vice President, Chief Financial Officer

October 25, 2019	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer