Form 10-K
period 2019-12-31
AFLAC INC
filed 2020-02-21
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-07434

Aflac Incorporated
(Exact name of registrant as specified in its charter)

Georgia			58-1167100
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1932 Wynnton Road	Columbus	Georgia	31999
(Address of principal executive offices)			(ZIP Code)
Registrant’s telephone number, including area code: 706.323.3431
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $.10 Par Value	AFL	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2019, was $40,396,253,541.
The number of shares of the registrant’s common stock outstanding at February 12, 2020, with $.10 par value, was 722,520,700.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2019

i

Item 1. Business

PART I
FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Aflac Incorporated and its subsidiaries (the Company) desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as the ones listed below or similar words, as well as specific projections of future results, generally qualify as forward-looking. The Company undertakes no obligation to update such forward-looking statements.

• expect	• anticipate	• believe	• goal	• objective
• may	• should	• estimate	• intends	• projects
• will	• assumes	• potential	• target	• outlook

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	ability to attract and retain qualified sales associates, brokers, employees, and distribution partners

•	events related to the ongoing Japan Post investigation and other matters

•	competitive environment and ability to anticipate and respond to market trends

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	defaults and credit downgrades of investments

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	limited availability of acceptable yen-denominated investments

•	failure to comply with restrictions on policyholder privacy and information security

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•
catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events

•	difficult conditions in global capital markets and the economy

•	ability to protect the Aflac brand and the Company's reputation

•	extensive regulation and changes in law or regulation by governmental authorities

•	foreign currency fluctuations in the yen/dollar exchange rate

•	tax rates applicable to the Company may change

•	decline in creditworthiness of other financial institutions

•	significant valuation judgments in determination of amount of impairments taken on the Company's investments

•	U.S. tax audit risk related to conversion of the Japan branch to a subsidiary

•	subsidiaries' ability to pay dividends to the Parent Company

•	decreases in the Company's financial strength or debt ratings

•	inherent limitations to risk management policies and procedures

•	concentration of the Company's investments in any particular single-issuer or sector

•	differing judgments applied to investment valuations

•	ability to effectively manage key executive succession

•	changes in accounting standards

•	level and outcome of litigation

•	allegations or determinations of worker misclassification in the United States

Item 1. Business

ITEM 1. BUSINESS
OVERVIEW

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. The Parent Company and its subsidiaries (collectively, the Company) provide financial protection to more than 50 million people worldwide. The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. When a policyholder or insured gets sick or hurt, the Company pays cash benefits fairly and promptly for eligible claims, directly to the insured (unless assigned otherwise). For more than sixty years, the Company’s supplemental insurance policies have given policyholders the opportunity to focus on recovery, not financial stress.

The Company's strategy for growth in the U.S. and Japan has remained straightforward and consistent for many years. The Company develops relevant supplemental insurance products and sells them through expanded distribution channels. To help promote its insurance products, the Company’s marketing campaigns feature the Aflac Duck.

OUR LONG-TERM GROWTH STRATEGY

Affac
RELEVANT PRODUCTS
PROTECTING AGAINST:
Rising Co-Pays
High Deductibles
Other Out-of-Pocket Expenses Arising From a Medical Event
sold through
EXPANSIVE DISTRIBUTION
REACHING CUSTOMERS THROUGH:
Agents
Brokers
Partnerships
Direct
yields
CUSTOMERS
INSURING MORE THAN 50 MILLION PEOPLE:
United States
Japan

In 1999, the Company had been running commercials for nearly a decade, but its brand awareness was hovering at about 10%. An innovative marketing campaign with something unique and memorable that would build brand awareness was needed. The Aflac Duck’s first commercial in the U.S., “Park Bench,” aired on January 1, 2000 and taught consumers how to pronounce “Aflac.” The Aflac Duck made his international debut in Japan in 2003. In the two decades since his U.S. debut, the Aflac Duck has become one of the most familiar advertising icons in the world, appearing in several commercials and countless print ads in both the U.S. and Japan. Today, the Aflac Duck is a helpmate who increases brand knowledge and connection.

The Company is authorized to conduct insurance business in all 50 states, the District of Columbia, several U.S. territories and Japan. The Company’s website is: www.aflac.com. Information included on the Company’s website is not incorporated by reference into this filing. The Company makes available free of charge through its website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission (SEC).

REPORTING SEGMENTS

The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York) and Tier One Insurance Company (TOIC) in the U.S. (collectively, Aflac U.S.).

Item 1. Business

Aflac Japan is the principal contributor to the Parent Company’s consolidated earnings. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 69% of the Company's total revenues in 2019, compared with 70% in both 2018 and 2017. The percentage of the Company's total assets attributable to Aflac Japan was 83% and 84% at December 31, 2019 and 2018, respectively. The conversion of Aflac Japan to a subsidiary structure in April 2018 did not affect the Company's segment reporting structure.

Effective January 1, 2018, investments of Aflac U.S. as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement between Aflac Japan and the Company's asset management subsidiary in Japan, Aflac Asset Management Japan Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. AAM and AAMJ are reported in the "Corporate and other segment" category; however, the assets that they manage are reported in the respective Aflac Japan and Aflac U.S. business segments.

In November 2019, the Company acquired Argus Holdings, LLC and its subsidiary Argus Dental & Vision, Inc. (Argus), a benefits management organization and national network dental and vision company, which provides a platform for Aflac Dental and Vision. The Company paid $75 million at closing and made an additional commitment of up to $21 million in contingent consideration payable over three years based on the achievement by Argus of certain performance targets. Argus is an addition to the Aflac U.S. segment.

Revenues derived from any customer did not exceed 10% of consolidated premiums and other revenues for the years ended December 31, 2019 and 2018. For information on the Company's results of operations and financial information by segment, see Item 7. Management Discussion and Analysis (MD&A) and Note 2 of the Notes to the Consolidated Financial Statements in this report.

AFLAC JAPAN

Aflac Japan is the largest insurer in Japan in terms of cancer and medical (third sector insurance products) policies in force. As of December 31, 2019, Aflac Japan exceeded 24 million individual policies in force in Japan. Aflac Japan continued to be the number one seller of cancer insurance policies in Japan throughout 2019, with more than 15 million cancer policies in force as of December 31, 2019.

Insurance Products

Aflac Japan's third sector insurance products are designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs have been shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products. The focus at Aflac Japan remains on maintaining leadership in third sector insurance products that are less interest rate sensitive and have strong and stable margins. At the same time, Aflac Japan complements this core business with similarly profitable first sector protection products as outlined below.

THIRD SECTOR INSURANCE	FIRST SECTOR INSURANCE
Life insurance products include:
▪ Cancer	Protection type:	Savings type:
▪ Medical	▪ Term Life	▪ WAYS
▪ Income Support	▪ Whole Life	▪ Child Endowment
▪ GIFT
Cancer Insurance Aflac Japan pioneered the cancer insurance market in Japan in 1974, and remains the number one provider of cancer insurance in Japan today. Aflac Japan's cancer insurance products provide a lump-sum benefit upon initial diagnosis of cancer and fixed daily benefits for subsequent hospitalization and outpatient treatments due to cancer, as well as cancer-related surgical and convalescent care benefits.

Item 1. Business

Medical Insurance Aflac Japan's medical insurance products provide benefits for hospitalization, surgeries and outpatient treatment of various illnesses, as well as lump sum benefits related to three critical illnesses: cancer, heart attack, and stroke.

Income Support Insurance Aflac Japan's Income Support Insurance provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury and was developed to supplement the disability coverage within Japan’s social security system.

Whole Life Aflac Japan launched Prepare Smart Whole-Life Insurance in 2018, a whole life insurance product with low cash surrender value, which offers non-smoking policyholders further discounted premiums, and it provides beneficiaries, typically a designated family member, with a pre-determined benefit payment upon the death of the insured.

GIFT GIFT is a term life insurance product that provides a designated family member with a fixed amount of money every month upon a breadwinner’s death or serious disability as family support.

WAYS and Child Endowment Beginning in 2013, Aflac Japan began to curtail sales of WAYS and Child Endowment, first sector savings-type products, due to persistent low interest rates in Japan and, in particular, the relatively large capital commitment required by such products and their lower profitability, in such an environment.

Distribution Channels

Traditional Sales Channel This distribution channel includes individual agencies, independent corporate agencies and affiliated corporate agencies. Aflac Japan was represented by more than 9,000 sales agencies at the end of 2019, with more than 109,000 licensed sales associates employed by those agencies, including individual agencies.

Banks Consumers in Japan rely on banks to provide not only traditional bank services, but also as one key source to provide insurance solutions and other services. By the end of 2019, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan to sell its products.

Dai-ichi Life Aflac Japan's alliance with Dai-ichi Life was launched in 2001, and approximately 40,000 Dai-ichi Life representatives offer Aflac's cancer products.

Japan Post Group Aflac Japan's alliance with Japan Post Group was launched in 2008. After the alliance strengthened in 2013, the number of postal outlets of Japan Post Co. Ltd. (JPC) selling Aflac Japan's cancer product increased to more than 20,000 since 2015. Japan Post Insurance Co., Ltd. (JPI) offers Aflac Japan cancer products through its 76 directly managed sales offices. In 2018, the Company’ entered a strategic alliance with Japan Post Holdings Co., Ltd. (Japan Post Holdings), the parent company of Japan Post Co. Ltd (JPC) and Japan Post Insurance Co., Ltd. (JPI). See the "Aflac Japan Segment" subsection of MD&A for more about this alliance.

Daido Life In 2013, Aflac Japan and Daido Life Insurance entered into an agreement for Daido to sell Aflac Japan's cancer insurance products specifically to the Hojinkai market, which is an association of small businesses. Currently, Daido also sells Aflac Japan's cancer insurance products to the market in the tax payment association, which is a not-for-profit association for small businesses to support tax related matters.

Competition

The Company competes with other insurance carriers through policyholder service, price, product design and sales efforts, as the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the deregulation of the Japan market in 2001. However, based on Aflac Japan's growth of annualized premiums in force and diversified distribution network, the Company does not believe that Aflac Japan's market-leading position has been significantly impacted by increased competition. Furthermore, the Company believes the continued development and maintenance of operating efficiencies will allow Aflac Japan to offer affordable products that appeal to consumers. The Company believes Aflac Japan will remain a leading provider of cancer and medical insurance coverage in Japan, principally due to its experience in the market, well-known brand, low-cost operations, expansive marketing system and product expertise.

Regulation

Financial Services Agency (FSA) The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally

Item 1. Business

accepted accounting principles (U.S. GAAP). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $7.8 billion at December 31, 2019, compared with $6.4 billion at December 31, 2018. Two FSA regulations applicable to Aflac Japan are outlined below.

•	Privacy and Cybersecurity
With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities. The FSA updated its guidelines regarding cybersecurity in October 2018.

•	FSA Solvency Standard
The FSA maintains a solvency standard, the solvency margin ratio (SMR), which is used by Japanese regulators to monitor the financial strength of insurance companies. As of December 31, 2019, Aflac Japan's SMR was 1,043%, compared with 965% at December 31, 2018. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. See the Liquidity and Capital Resources section of the MD&A for a discussion of measures the Company has taken to mitigate the sensitivity of Aflac Japan's SMR.

Japan Company Law As a branch of Aflac prior to April 1, 2018, Aflac Japan repatriated a portion of its accumulated earnings, as determined on a Japanese regulatory accounting basis, to Aflac U.S. provided that Aflac Japan had determined that it adequately protected policyholders' interests as measured by its SMR. After the conversion of Aflac Japan to a subsidiary structure on April 1, 2018 and starting in the fourth quarter of 2018, Aflac Japan distributes dividends to the Parent Company. Such dividends are subject to permitted dividend capacity under the Japan Company Law.

Policyholder Protection The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information, see the policyholder protection section of the MD&A.

For additional information regarding Aflac Japan's operations and regulations, see the "Aflac Japan Segment" subsection of MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

AFLAC U.S.

The Company designs its U.S. insurance products to provide supplemental coverage for people who already have major medical or primary insurance coverage, as Aflac U.S. insurance policies pay benefits regardless of other insurance. Aflac U.S. products are distributed in the individual and group supplemental insurance markets. Aflac's individual policies are portable, meaning that individuals may retain their full insurance coverage upon separation from employment or affiliation with a group, generally at the same premium. Individual policies are typically guaranteed-renewable for the lifetime of the policyholder (to age 75 for short-term disability policies).

Insurance Products

▪ Cancer	▪ Critical Illness	▪ Vision
▪ Accident	▪ Hospital Indemnity	▪ Life (Term and Whole)
▪ Short-Term Disability	▪ Dental

Cancer Insurance Aflac U.S.'s cancer insurance products provide a lump-sum benefit upon initial diagnosis of cancer and subsequent benefits for treatment received due to cancer. Aflac U.S. offers cancer insurance on an individual basis.

Accident Insurance Aflac U.S. offers accident coverage on both an individual and group basis. These policies pay cash benefits in the event of a covered injury. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. Additional benefits are also available for home modifications, wellness and increased benefits for injuries related to participations in an organized sporting activity.

Short-Term Disability Insurance Aflac U.S. offers short-term disability benefits on both an individual and group basis. The individual short-term disability product offers an Aflac Value Rider that pays a benefit, less claims, for every consecutive five-year term that the policy is in force.

Critical Illness Insurance Aflac U.S. offers coverage for critical illness plans on both an individual and group basis. These policies are designed to pay cash benefits in the event of critical illnesses such as heart attack, stroke or cancer.

Item 1. Business

Hospital Indemnity Insurance Aflac U.S. offers hospital indemnity coverage on both an individual and group basis. Hospital indemnity products provide policyholders fixed dollar benefits triggered by hospitalization due to accident or sickness. Indemnity benefits for inpatient and outpatient surgeries, as well as various other diagnostic events, are also available. Aflac U.S. also offers a lump sum rider for a range of critical illness events that can be added to its individual accident, short-term disability and hospital indemnity products.

Dental and Vision Insurance Aflac U.S. now offers network dental and vision products on a group basis. Aflac U.S. offers fixed-benefit dental coverage on both an individual and group basis. Aflac U.S. offers Vision NowSM, an individually issued policy which provides benefits for serious eye health conditions and loss of sight as well as coverage for corrective eye materials and exam benefits.

Life (Term and Whole) Aflac U.S. offers term- and whole-life policies on both an individual and group basis.

Distribution Channels

Independent Associates/Career Agents The career agent channel in Aflac U.S. focuses on marketing Aflac to the small business market, defined as employers of between three and 99 employees. Sales associates in the U.S. are independent contractors and are paid commissions and other variable compensation based on first-year and renewal premiums from their sales of insurance products.

Brokers The broker channel of Aflac U.S. focuses on selling to the mid- and large-case market, which is comprised of employers with 100 or more employees and typically an average size of 1,000 employees or more. Brokers in the U.S. are independent contractors and are paid commissions based on first-year and renewal premiums from their sales of insurance products.

Aflac U.S. concentrates on marketing its insurance products at the worksite. This method offers policies to individuals through employment, trade and other associations. Aflac U.S. believes that worksite marketing enables sales associates and brokers to reach a greater number of prospective policyholders and lowers distribution costs, compared with individually marketed business. Aflac U.S. is also expanding its distribution strategy to reach consumers outside of the traditional worksite through digital lead generation.

Competition

Aflac U.S. competes against several supplemental insurance carriers on a national and regional basis. Aflac U.S. believes its policies, premium rates, platforms, value-added services and sales commissions are competitive by product type. Moreover, Aflac U.S. believes that its products are distinct from competitive offerings given its product focus (including features, benefits and claims service model), distribution capabilities and brand awareness.

Since Aflac products provide an additional level of financial protection for policyholders, the Company believes the increased financial exposure some employees may face creates a favorable opportunity for Aflac U.S. products. However, given the profitability erosion some major medical carriers are facing in their core lines of business, the Company has seen a more competitive landscape as these carriers seek entry into Aflac's supplemental product segments and leverage their core benefit offerings by bundling and discounting products in order to gain market share.

One Day PaySM is a claims initiative that Aflac U.S. has focused on to process, approve and pay eligible claims in just one day. The Company believes that this claims practice enhances the Aflac U.S. brand reputation and the trust policyholders have in Aflac, and it helps Aflac stand out from competitors.

Regulation

Insurance Regulation The Parent Company and its U.S. insurance subsidiaries, Aflac, CAIC, TOIC (Nebraska-domiciled insurance companies) and Aflac New York (a New York-domiciled insurance company) are subject to state regulations in the U.S. as an insurance holding company system. Such regulations generally provide that transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.

Item 1. Business

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

The insurance laws of Nebraska that govern Aflac's activities provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Nebraska Department of Insurance (NDOI). A person seeking to acquire control, directly or indirectly, of a domestic insurance company or of any person controlling a domestic insurance company (in the case of Aflac, CAIC and TOIC, the Parent Company) must generally file with the NDOI an application for change of control containing certain information required by statute and published regulations and provide a copy to Aflac. In Nebraska, control is generally presumed to exist if any person, directly or indirectly, acquires 10% or more of an insurance company or of any other person or entity controlling the insurance company. The 10% presumption is not conclusive and control may be found to exist at less than 10%. Similar laws apply in New York, the domiciliary jurisdiction of Aflac's New York insurance subsidiary.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2016, full-scope, risk-focused financial examinations were conducted by the NDOI, New York Department of Financial Services (NYDFS), and the South Carolina Department of Insurance (SCDOI) on their state domiciled insurance entities Aflac, Aflac New York, and CAIC, respectively. There were no material findings contained in the final exam reports. CAIC redomiciled to Nebraska as of December 2016 and TOIC redomiciled to Nebraska effective March 11, 2019. The NDOI and NYDFS are scheduled to conduct a full-scope comprehensive financial examination covering years 2016-2019 in 2020.

NAIC Risk-Based Capital The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization, group capital calculations, liquidity risk assessment and principle-based reserving. The NAIC has adopted a valuation manual containing a principle-based approach to calculation of life insurance reserves. The valuation manual became effective January 1, 2017. There is a three-year transition period, beginning January 1, 2017, during which companies can choose on a product by product basis to implement principle-based reserving for new business. The Company anticipates that the adoption of this manual will not cause a material impact on the statutory reserves of Aflac, Aflac New York, CAIC or TOIC. The NAIC uses an RBC formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. As of December 31, 2019, based on year-end statutory accounting results, Aflac's company action level RBC ratio was 539%. The 2018 RBC as filed is lower than Aflac U.S. stand-alone RBC due to the inclusion of Aflac Japan for the first quarter of 2018. The RBC charge reflects the business risk without any total adjusted capital (TAC). Aflac's NAIC RBC ratio remains high and reflects a very strong capital and surplus position.

Guaranty Association and Similar Arrangements Under state insurance guaranty association laws and similar laws in international jurisdictions, the Company is subject to assessments, based on the share of business the Company writes in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. In the U.S., some states permit member insurers to recover assessments paid through full or partial premium tax offsets. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory

Item 1. Business

definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction.

Federal Initiatives Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Federal regulations applicable to Aflac U.S. are outlined below.

•	Affordable Care Act (ACA)
The ACA, federal health care reform legislation, gave the U.S. federal government direct regulatory authority over the business of health insurance. The reform included major changes to the U.S. health care insurance marketplace. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. The U.S. Congress has considered and may continue to consider legislation that would repeal and replace key provisions of the ACA. There can be no assurance that any legislation affecting the ACA will be passed by Congress, nor as to the ultimate timing or provisions of any such legislation, nor as to the effect of any such legislation on the design or marketability of the Company's insurance products. Further, certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain.

•	Dodd-Frank Act
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank) and regulations issued thereunder, in particular rules to require central clearing for certain types of derivatives, may have an impact on the Company's derivative activity, including activity on behalf of Aflac Japan. In addition, in 2015 and 2016, six U.S. financial regulators, including the U.S. Commodity Futures Trading Commission (CFTC), issued final rules regarding the exchange of initial margin (IM) and variation margin (VM) for uncleared swaps that impose greater obligations on swap dealers regarding uncleared swaps with certain counterparties, such as the Company. The requirements of such rules with respect to IM are currently being phased in and will be fully implemented by September 1, 2020, although an extension to September 1, 2021 is expected for covered entities with an aggregate average notional amount below $50 billion. The margin requirements are expected to result in more stringent collateral requirements and to affect other aspects of the Company's derivative activity.

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

•	Privacy and Cybersecurity
The collection, maintenance, use, protection, disclosure and disposal of individually identifiable data by the Company's businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). For example, the California Consumer Privacy Act became effective January 1, 2020 and requires businesses to provide California consumers rights to access, delete, and restrict certain uses of their personal information. Under the law, the California Attorney General may not bring an enforcement action prior to July 1, 2020. HIPAA also requires that the Company imposes privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations).

Cybersecurity also continues to be an area of evolving focus for U.S. legislation and regulatory activity. In March 2017, new cybersecurity regulation issued by the NYDFS went into effect that requires covered entities, including Aflac New York, to maintain an information security program meeting certain security, data disposal, audit, activity

Item 1. Business

monitoring, and data encryption requirements. In October 2017, the NAIC adopted an Insurance Data Security Model Law that may be adopted in whole or in part by U.S. states in which the Company’s subsidiaries are licensed. Other states have adopted and, the Company expects, will continue to pass legislation and issue regulations related to cybersecurity. The Company anticipates, assesses and if necessary modifies its information security program to accommodate such changes.

For further information concerning Aflac U.S. operations, see the "Aflac U.S. Segment" subsection of the MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

CORPORATE AND OTHER

The Company's other operations include the Parent Company, asset management subsidiaries, results of reinsurance retrocession activities and a printing subsidiary. For additional information on the Company's other operations, see the "Corporate and Other" subsection of the MD&A and Note 8 in the Notes to the Consolidated Financial Statements.
EMPLOYEES

As of December 31, 2019, Aflac Japan had 6,178 employees, Aflac U.S. had 4,799 employees, and the Company's other operations had 752 employees.

Item 1. Business

Information about the Company's Executive Officers

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990; President, Aflac, since 2017; President, Aflac Incorporated, from 2018 until 2020	68

Koji Ariyoshi	Executive Vice President, Director of Sales and Marketing, Aflac Japan, since 2012	66

Steven K. Beaver	Senior Vice President, Chief Financial Officer, Aflac U.S., since 2019; Senior Vice President, Financial Planning and Analysis, Aflac Incorporated, from 2018 until 2019; Senior Vice President, Global Strategic Projects, Corporate Financial Planning and Analysis, Aflac Incorporated, from 2017 until 2018; Vice President, Deputy Chief Accounting Officer, Tax Department, Aflac Incorporated, from 2015 until 2016; Vice President, Corporate Tax, Aflac Incorporated, from 2012 until 2014	55

Max K. Broden	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2020; Senior Vice President and Treasurer, Aflac Incorporated, from 2017 until 2020; Senior Portfolio Manager, Norges Bank, from 2007 until 2017	41

Frederick J. Crawford	President and Chief Operating Officer, Aflac Incorporated, since 2020; Executive Vice President, Chief Financial Officer, Aflac Incorporated, from 2015 until 2020; Executive Vice President, Chief Financial Officer, CNO Financial Group, from 2012 until 2015	56

J. Todd Daniels	Executive Vice President, Chief Financial Officer, Aflac Japan, since 2018; Executive Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, from 2016 until 2018; Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac, from 2015 until 2016; Senior Vice President, Deputy Corporate Actuary and Global Chief Risk Officer, Aflac, from 2014 until 2015; Senior Vice President, Deputy Corporate Actuary, Aflac, from 2012 until 2014	49

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, from 2011 until 2015	53

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; President, Aflac Asset Management LLC, since 2017	59

Masatoshi Koide	President and Chief Operating Officer, Aflac Japan since 2017; Deputy President, Aflac Japan from 2016 until 2017; Executive Vice President, Aflac Japan from 2015 until 2016; First Senior Vice President, Aflac Japan, from 2013 until 2015	59

Charles D. Lake, II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	58

Albert A. Riggieri	Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, since 2018; Senior Vice President, Corporate Actuary, Aflac, from 2016 until 2018; Group Chief Actuary, Unum Group, until 2016	64

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014; Executive Vice President, Corporate Services, Aflac Incorporated, from 2008 until 2014	55

Teresa L. White	President, Aflac U.S., since 2014	53

Richard L. Williams Jr.	Executive Vice President and Chief Distribution Officer, Aflac since 2017; Senior Vice President and General Manager, Stop Loss, Unum, U.S. in 2017; Senior Vice President, Growth Markets, Colonial Life and Accident Insurance Company from 2013 until 2017	48
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
Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan.

The Company's sales, results of operations and financial condition could be materially adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network of sales associates, brokers, other distribution partners and employees. In the U.S., competition exists for sales associates and brokers with demonstrated ability. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, including its strategic partner, Japan Post.

The Company competes with other insurers and financial institutions primarily on the basis of its products, compensation, support services and financial rating. The Company's sales associates, brokers and other distribution partners are independent contractors and may sell products of its competitors. If the Company's competitors offer products that are more attractive, or pay higher commissions than the Company does, any or all of these distribution partners may concentrate their efforts on selling the Company's competitors' products instead of the Company's. In addition to the Company's commissioned sales force in the U.S., Aflac has expanded its sales leadership team to include a salaried sales force of over 200 market directors and broker sales professionals. The Company's inability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, could have a material adverse effect on the Company's sales, results of operations and financial condition.

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

For more information on the strategic partnership with Japan Post, see the risk factor below entitled, " Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations."

 Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations

As previously disclosed, in the second half of 2019 and the first quarter of 2020 there have been news reports and public comments regarding improper sales practices relating to sales of JPI products by JPI and JPC, each an affiliate of Japan Post Holdings (together with JPI and JPC, the Japan Post Group). JPC and JPI are important distribution and alliance partners of the Company, which in 2018 collectively accounted for approximately 25% of Aflac Japan’s third sector sales. On July 24, 2019, after such news reports and other public comments, the Japan Post Group announced that they had established a Special Investigative Committee comprised of independent former prosecutors to determine whether JPC and JPI sales practices with respect to JPI products had caused disadvantages to customers holding such policies that were not otherwise the result of honoring such customers’ intentions.

On December 18, 2019, the Japan Post Group issued a release discussing results of the investigation and stating that JPI had identified a number of cases involving potential violation of laws and regulations or internal rules. On the same date, the Japan Post Group stated that it would continue the investigation with a goal of completing it by March 2020. On December 27, 2019, the Japanese FSA issued three-month business suspension orders to JPC and JPI for the sale of JPI insurance products, and the Japan Ministry of Internal Affairs and Communications also issued a three-month business suspension order to JPC for the sale of JPI insurance products. Also on December 27, 2019, the Japan Post Group announced the resignation of the chief executives of Japan Post Holdings, JPC and JPI, to be effective January 5, 2020. On January 31,

Item 1A. Risk Factors

2020, the Japan Post Group announced that its internal investigation had been expanded to additional policyholders and the investigation would continue with a goal of completing it by the end of June 2020. The Japan Post Group stated they could not comment on the expected timing for it to re-initiate sales of JPI insurance products.

Notwithstanding the JPI investigation and the three-month suspension orders promulgated by the FSA and the Japan Ministry of Internal Affairs and Communications, the sale of Aflac Japan cancer policies has continued through JPC and JPI. However, while the sale of Aflac Japan cancer insurance products is not within the scope of the suspension orders, beginning in August 2019 the Company has experienced a material decrease of sales in the Japan Post Group channel. This decline has continued into 2020. The Company believes that sales of Aflac Japan cancer insurance through JPC and JPI are unlikely to return to 2018 levels in the near term. It is uncertain what long-term effect these developments will have on the Company’s results of operations or financial condition, but any such effects could be material. See the "Aflac Japan Segment" subsection of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competition could adversely affect the Company's ability to increase or maintain its market share or profitability.

The Company operates in a competitive environment and in an industry that is subject to ongoing changes from market pressures brought about by customer demands, legislative reform, marketing practices and changes to health care and health insurance delivery. These factors require the Company to anticipate market trends and make changes to differentiate the Company's products and services from those of its competitors. The Company also faces the potential of competition from existing or new companies in the U.S. and Japan that have not historically been active in the supplemental health insurance industry, but some of which have greater financial, marketing and management resources than the Company does. Further, some of these potential competitors could introduce new means of product development and delivery that disrupt the Company’s business model. Failure to anticipate market trends and/or to differentiate the Company's products and services can affect the Company's ability to retain or grow profitable lines of business. Further, as employers and brokers are increasingly requesting a full-suite of products from one insurance provider, a failure to react and adapt to these demands could result in decreased sales or market share.

The insurance market is undergoing rapid changes with frequent introductions of new technology-driven products and services. The Company's future success will depend, in part, on its ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for the Company's products and services and to create additional efficiencies in its operations. The Company expects that it will need to continue making substantial investments in its technology and information systems to compete effectively and to stay current with technological changes. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. A failure to meet evolving customer demands through innovative product development, effective distribution channels, and continuous investment in the Company's technology could result in lower revenues and less favorable policy terms and conditions, which could adversely affect the Company's operating results. As a result, the Company's ability to effectively compete to retain or acquire new business may be impaired, and its business, financial condition or results of operations may be adversely affected.

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

The assumptions and estimates that the Company uses in establishing premiums and reserves depend on the Company's judgment regarding the likelihood of future events and are inherently uncertain. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in incidence rates, economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level the Company assumes prior to payment of benefits or claims. If the Company's actual experience is different from its assumptions or estimates, the Company's reserves may prove inadequate. As a result, the Company would incur a charge to earnings in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 1A. Risk Factors

Generally, lower mortality decreases the profitability of third sector products in Japan, as more policyholders will survive into ages where they have a higher rate of claim incidence. This assumption can impact pricing and reserving.  For instance, Japan FSA periodically requires updates to their Standard mortality tables for FSA reserves. An update to the Standard mortality tables was performed in April 2018 applicable to all business issued after that date. For business that is inforce prior to the update, the change in mortality table would not have an impact. For new issues, the updated mortality tables would be included in the Company's reserve assumptions, and slow the emergence of FSA earnings for third sector products and therefore will have an impact on pricing returns. The Company adjusts pricing assumptions as new products are developed to adjust for these mortality assumptions.

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

Most of the Company's investments carry a rating by one or more of the nationally recognized statistical rating organizations (NRSROs or rating agencies). Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of the Company's portfolio. The Company employs a team of credit analysts to monitor the creditworthiness of the issuers in its portfolio. Any credit-related declines in the fair value of positions held in the Company's portfolio believed to be not temporary in nature will negatively impact the Company's net income and capital position through impairment and other credit related losses. These losses would also affect the Company's solvency ratios in the U.S. and Japan. Aflac Japan has certain regulatory accounting requirements for realizing impairments that could be triggered by credit-related losses, which may be different from U.S. GAAP and statutory requirements. These impairment losses could negatively impact Aflac Japan's earnings, and the corresponding dividends and capital deployment.

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

The Company is exposed to sovereign credit risk through instruments issued directly by governments and government entities as well as banks and other institutions that rely in part on the strength of the underlying government for their credit quality. In addition to the U.S. and Japan, many governments, especially in Europe, have been subject to rating downgrades due to the need for fiscal and budgetary remediation and structural reforms, reduced economic activity, and investment needed to support banks or other systemically important entities. Additional downgrades or default of the Company's sovereign issuers will have a negative impact on its portfolio and could reduce the Company's earnings and capital.

Item 1A. Risk Factors

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
The Company has substantial investment portfolios that support its policy liabilities. Low levels of interest rates on investments experienced in Japan and the U.S. over the last decade have reduced the level of investment income earned by the Company. The Company's overall level of investment income will be negatively impacted in a persistent low-interest-rate environment. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time the Company's products were priced and the related reserving assumptions were established. A sustained decline in interest rates could hinder the Company's ability to earn the returns assumed in the pricing and the reserving for its products at the time they were sold and issued. Due to low interest rates, the Company's ability to earn the returns it expects may also influence the Company's ability to develop and price attractive new products and could impact its overall sales levels. The Company's first sector products are more interest rate sensitive than third sector products. As discussed in Item 1. Business, beginning in 2013, Aflac Japan began to curtail sales of first sector savings-type products due to persistent low interest rates in Japan. The continuing negative interest rate imposed by the Bank of Japan (BoJ) on excess bank reserves could continue to have a negative impact on the distribution and pricing of these products.
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
Changes in interest rates impact unrealized gains and losses of fixed income securities in the Company's investment portfolio; however, they do not have a direct impact on the related valuation of the corresponding liabilities. Prolonged periods of low interest rates, as have been experienced in recent years, heighten the risk associated with future increases in interest rates because an increasing proportion of the Company's investment portfolio includes investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates could decrease the fair value of the Company's debt securities. Some of the insurance products that Aflac sells in the U.S. and Japan provide cash surrender values. A rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. This situation is commonly referred to as disintermediation risk. The Company generally invests its assets to match the duration and cash flow characteristics of its policy liabilities, and therefore would not expect to realize most of these gains or losses, however, the Company's risk is that unforeseen events or economic conditions, such as changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond the Company's control will reduce the effectiveness of this strategy. These events or economic conditions could either cause the Company to dispose of some or all of these investments prior to their maturity, or increase the risk that the issuers of these securities may default or may require impairment, which could result in the Company having to recognize such gains or losses.

Item 1A. Risk Factors

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
The Company's operations in Japan, including realized gains and losses on Aflac Japan's investment portfolio, accounted for 69% of the Company's total revenues in 2019, and 70% in both 2018 and 2017. The Japanese operations accounted for 83% of the Company's total assets at December 31, 2019, compared with 84% at December 31, 2018.

Further, because of the concentration of the Company's business in Japan and its need for long-dated yen-denominated assets, the Company has a substantial concentration of Japan Government Bond (JGBs) in its investment portfolio. As such the Company has material exposure to the Japanese economy, geo-political climate, political regime, and other factors that generally determine a country's creditworthiness. Specifically, the NRSROs, credit rating agencies registered with the SEC, have placed increased scrutiny on JGBs, which are a significant component of the Company’s overall investment portfolio, resulting in downgrades as discussed later in this Risk Factors section.

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

Starting in 2012, Aflac Japan augmented its investment strategy to include U.S. dollar-denominated investments, some of which could then be hedged back to yen. Initially this program focused on public investment-grade bonds but has evolved over time to include U.S. dollar-denominated investment-grade commercial mortgage loans, middle market loans, infrastructure debt, as well as other loan types, high yield bond and public and private equities. The Company plans to continue adding other instruments denominated in U.S. dollars, including floating rate investments, to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that the Company has added, and anticipates continuing to add, have less liquidity than investment-grade corporate bonds. These strategies will continue to increase the Company's exposure to U.S. interest rates, credit spreads and other risks. The Company has increased foreign exchange risk exposure as the comprehensive hedging program may not always correlate to the underlying U.S. dollar-denominated assets, thereby increasing earnings volatility. These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

Item 1A. Risk Factors

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

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. Cumulative net cash settlements on derivatives hedging currency exposure of Aflac Japan's U.S. dollar-denominated investments are associated with existing U.S. dollar-denominated investments that continue to be hedged, previously hedged investments that continue to be held but are no longer hedged, as well as, investments previously hedged that have since been sold, matured or redeemed and may or may not have not been converted to yen. The Company’s foreign exchange derivatives are typically shorter-dated than the underlying U.S. dollar-denominated investments being hedged, which creates roll-over risks within the hedging program that could increase the cost of such derivatives. If the Company reduces the notional amount of foreign exchange derivatives prior to the maturity of the hedged U.S. dollar-denominated investments, the foreign exchange gains or losses on the U.S. dollar-denominated investments remain economically unrealized. These foreign currency gains or losses on the investments are only economically realized, or monetized, through sale, maturity or redemption of the investments and concurrent conversion to yen. However, the Company may not realize the benefit of offsetting adverse cash settlements on hedging derivatives with cash receipts on the U.S. dollar-denominated investments if the currency exchange rates move in an adverse direction before the investments are converted to yen, or if the investments are never converted to yen. As an example of the latter, if the Company’s actual insurance risk experience in Japan is as expected or more favorable than expected, the need for yen to pay expenses and claims would correspondingly remain at or below expected levels, thereby diminishing operational requirements to convert U.S. dollar-denominated investments to yen. The settlement of the foreign exchange derivatives is reported in the investing activities section of the Company’s consolidated statements of cash flows in the line item “Settlement of derivatives, net.”

For more information regarding unhedged U.S. dollar-denominated securities, see the risk factor entitled, “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate.” For more information regarding Aflac Japan's U.S. dollar-denominated investments and hedging activities, see the "Hedging Activities"subsection within the MD&A of this report, and for more information regarding foreign currency risk, see the "Currency Risk" subsection within the Item 7A. Quantitative and Qualitative Disclosures about Market Risk section in this report.

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

The Company relies on third parties, and in some cases subcontractors, to provide information technology and data services. It also relies on various parties in its distribution channels including agencies, banks and Japan Post in Japan, as well as sales associates and brokers in the U.S., to provide services to prospective and existing customers. Although the Company provides for appropriate protections through its contracts and performs information security risk assessments of its third-party service providers and business associates, the Company still has limited control over their actions and practices. In addition, despite the security measures the Company has in place to ensure compliance with applicable laws and rules, the Company's facilities and systems, and those of the Company's third-party providers and participants in its distribution channels may be vulnerable to security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. From time to time, the Company, its third party providers and participants in the Company’s distribution channels have experienced and will likely continue to experience such events. In such cases, notification to affected individuals, state and federal regulators, state attorneys general and media may be required, depending upon the number of affected individuals and whether personal information including health or financial data was subject to unauthorized access.

The U.S. Congress and many states are considering new privacy and security requirements that would apply to the Company's business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost

Item 1A. Risk Factors

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

Item 1A. Risk Factors

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

Additionally, the Company's business operations may be adversely affected by such catastrophic events to the extent they disrupt the Company's physical infrastructure, human resources or systems that support its businesses and customers. Although the Company has a global crisis management framework to minimize the business disruption from a catastrophic event, such framework may not be effective to avoid an adverse impact to the Company from such an event.

Difficult conditions in global capital markets and the economy could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.
The Company's results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in its two primary operating markets of the U.S. and Japan. Weak global financial markets impact the value of the Company's existing investment portfolio, influence opportunities for new investments, and may contribute to generally weak economic fundamentals, which can have a negative impact on its operating activities.

In recent years, global capital markets have been severely impacted by several major events. The financial crisis that began in the latter part of 2008 saw dramatic declines in investment values and weak economic conditions as the global financial system came under extreme pressure. Although U.S. markets began recovering in late 2009 and 2010, Europe continued to struggle under a severely weakened banking system and investor concerns with sovereign debt levels. Following a period of unprecedented intervention by governments and central banks, including the U.S. Federal Reserve and European Central Bank (ECB), financial conditions improved from the dire conditions of the global financial crisis, global recession, and European debt crisis. More recently, global markets have experienced bouts of volatility due to uncertainty surrounding a British exit from the European Union, Japan’s continued recovery amidst assorted policy changes, volatility in global commodity prices including oil, divergent monetary policies in the U.S. versus many other developed economies, heightened concerns surrounding the Chinese economy and increasing protectionism in U.S. foreign trade policy. While capital and market conditions have been generally favorable in the last year, the prospect for increased volatility remains.

A shift in the global trading policies by the U.S. and subsequent trade conflict with China has raised concerns about a slowdown of the Chinese economy and the recent trade agreement between the U.S. and China left tariffs in place and many trade issues unresolved. In addition, the recent trade agreement between the U.S. and Japan resulted in tariff reductions on some products but left tariffs on other products in place. While it is not expected that the Company's products would be directly impacted by tariffs, any resulting economic downturn could adversely affect the Company.

Activity by the government of North Korea in 2018 was the subject of increasing focus for a number of other governments, including those of the U.S. and Japan. Although hostile rhetoric decreased in 2019, there is a possibility of renewed hostility between their governments. In addition, in January 2020, hostility between the government of the U.S. and the government of Iran increased, ultimately culminating in a number of missile strikes. Such activity and related geopolitical risk could have a significant impact on financial market conditions across the world. Under certain circumstances, government actions taken in response to these or similar situations could have a material impact on the Company's operations and financial performance, including the indirect impact of potentially severe and prolonged capital market volatility and disruption.

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

Item 1A. Risk Factors

Following the election of Shinzo Abe as Prime Minister of Japan in December 2012, the new administration adopted a new set of financial measures to stimulate the Japanese economy, including imposing negative interest rates on excess bank reserves. In December 2014 and October 2017 snap-elections, the ruling Liberal Democratic Party (LDP) won decisive victories further strengthening Mr. Abe's ability to continue with economic reforms and address key policy challenges. In September 2018, Mr. Abe won reelection to another three-year term as president of the LDP. Most recently, the BoJ signaled to hold its policy rate at zero and to continue yield curve control to maintain a targeted yield on the 10-year JGB. Prime Minister Abe’s election victories may result in the continuation of current monetary policy, but there can be no guarantee that this is the case.

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

The Company needs liquidity to pay its operating expenses, dividends on its common stock, interest on its debt, and liabilities. For a further description of the Company's liquidity needs, including maturing indebtedness, see the Liquidity and Capital Resources section of MD&A in this report. In the event the Company's current resources do not meet its needs, the Company may need to seek additional financing. The Company's access to additional funding will depend on a variety of factors such as market conditions, the general availability of credit to the financial services industry and its credit rating.

Should investors become concerned with any of the Company's investment holdings, including the concentration in JGBs, its access to market sources of funding could be negatively impacted. There is a possibility that lenders or debt investors may also become concerned if the Company incurs large investment losses or if the level of the Company's business activity decreases due to a market downturn or there are further adverse economic trends in the U.S. or Japan, specifically, or generally in developed markets. Similarly, the Company's access to funds may be impaired if regulatory authorities or rating agencies take negative actions. See more information on recent rating actions later in this Risk Factors section.

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

Item 1A. Risk Factors

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

Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, including the FSA and Ministry of Finance (MOF) in Japan, and state insurance regulators, the SEC, the NAIC, the FIO, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Treasury, including the Internal Revenue Service (IRS), in the U.S., each of which exercises a degree of interpretive latitude. In addition, proposals regarding the global regulation of insurance are under discussion, and changes to corporate form that attend the conversion of Aflac Japan to a subsidiary may introduce new forms of regulation compared to those with which the Company has historically been subject. For example, AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. Consequently, the Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may change over time to the Company's detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause us to change the Company's views regarding the actions the Company needs to take from a legal or regulatory risk management perspective, thus necessitating changes to the Company's practices that may, in some cases, limit its ability to grow or otherwise negatively impact the profitability of the Company's business.

The primary purpose of insurance company regulatory supervision is the protection of insurance policyholders, rather than investors. The extent of regulation varies, but generally is governed by state statutes in the U.S. and by the FSA and the MOF in Japan. These systems of supervision and regulation cover, among other things:

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

Item 1A. Risk Factors

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

As indicated in the MD&A, the Company has determined that the unhedged U.S. dollar-denominated investment portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. However, the unhedged U.S. dollar-denominated investment portfolio at the same time creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital and earnings, which may adversely impact Aflac Japan’s ability to pay dividends to the Parent Company. The overall investment strategy in Aflac Japan is guided primarily by the objective of securing the long-term financial strength of Aflac Japan and funding of yen liabilities. As a result, the Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the economic equity surplus in Aflac Japan. However, there can be no assurance that this strategy will be successful.

Furthermore, for regulatory accounting purposes, there are certain requirements for realizing impairments that could be triggered by changes in the rate of exchange between the yen and U.S. dollar and could negatively impact Aflac Japan's earnings and the corresponding dividends and capital deployment.

Additionally, the Company is exposed to currency risk when yen cash flows are converted into U.S. dollars, resulting in an increase or decrease in the Company's U.S. dollar-denominated cash flows and earnings when exchange gains or losses, respectively, are realized. This primarily occurs when the Company dividends funds from Aflac Japan to the Parent Company, but it also has an impact when cash in the form of yen is converted to U.S. dollars for investment into U.S. dollar-denominated assets. The exchange rates prevailing at the time of dividend payment may differ from the exchange rates prevailing at the time the yen profits were earned. In 2018, the Parent Company began entering into forward contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. If the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

For more information regarding unhedged U.S. dollar-denominated securities, see the risk factor below entitled, “Lack of availability of acceptable yen-denominated investments could adversely affect the Company’s results of operations, financial

Item 1A. Risk Factors

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

In addition, it remains difficult to predict the timing and effect that future tax law changes could have on the Company's earnings both in the U.S. and in foreign jurisdictions. Any of these factors could cause the Company to experience an effective tax rate significantly different from previous periods or the Company's current estimates. If the Company's effective tax rate were to increase, the Company's financial condition and results of operations could be adversely affected.

A decline in the creditworthiness of other financial institutions could adversely affect the Company.

The Company has exposure to and routinely executes transactions with counterparties in the financial services industry, including broker dealers, derivative counterparties, commercial banks and other institutions.

The Company uses derivative instruments to mitigate various risks associated with its investment portfolio, notes payable, and subsidiary dividends. The Company enters into a variety of agreements involving assorted instruments including foreign currency forward contracts; foreign currency options; foreign currency swaps; and interest rate swaps and swaptions. The Company's use of derivatives results in financial exposure to derivative counterparties. If the Company's counterparties fail or refuse to honor their obligations under derivative instruments, the Company's hedges of the risks will be ineffective, and the Company's financial condition and results of operations could be adversely affected.

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

Further, the Company has agreements with various financial institutions for the distribution of its insurance products. For example, at December 31, 2019, the Company had agreements with 367 banks to market Aflac's products in Japan. Sales through these banks represented 4.3% of Aflac Japan's new annualized premium sales in 2019. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.
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

The conversion of the Japan branch to a legal subsidiary, which the Company executed in the second quarter of 2018, was a complex, tax-free transaction that is conditioned on the continued validity of a private letter ruling the Company received from the IRS. Notwithstanding the receipt of the private letter ruling, the IRS could determine that the Japan branch conversion should be treated as a taxable transaction. For example, the IRS could conclude that the representations, assumptions and covenants on which the private letter ruling is based are untrue, not accurate, or have not been fulfilled. If the IRS made such a conclusion, the Company could incur significant U.S. federal income tax liabilities or litigation costs to defend the tax-free treatment of the transaction outlined by the private letter ruling. Such liabilities or costs could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Item 1A. Risk Factors

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

Financial strength ratings can play an important role in establishing the competitive position of insurance companies. On an ongoing basis, NRSROs review the financial performance and condition of many insurers, including the Company and its competitors. They may assign multiple ratings including a financial strength rating, reflecting their view of the insurer’s ability to pay claims on a timely basis, and ratings on an insurer’s senior and subordinated debt obligations, indicating their view of an insurer’s ability to make timely payments on their debt obligations.

NRSROs may change their ratings or outlook on an insurer's ratings due to a variety of factors including the NRSRO’s assessment of the insurer’s strength of operations and overall financial condition. Some factors that may influence ratings include competitive position; profitability; cash generation and other sources of liquidity; capital levels; quality of the investment portfolio; and perception of management capabilities. The ratings assigned to the Company by the NRSROs are important factors in the Company's ability to access liquidity and capital from the bank market, debt capital markets or other available sources, such as reinsurance transactions. Downgrades to the Company's credit ratings could give its derivative counterparties the right to require early termination of derivatives transactions or delivery of additional collateral, thereby adversely affecting the Company's liquidity.

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

On September 16, 2015, S&P downgraded their credit rating of Japan’s sovereign debt. Following this action, they also downgraded several other foreign insurers, including the Company. The Company's significant operations in Japan and corresponding regulation by the Japanese FSA, combined with its significant exposure to JGBs as outlined above, resulted in S&P downgrading the financial strength rating of Aflac's core insurance operations to A+ and the Parent Company's senior debt rating to A-, both with a stable outlook. While S&P made no further downgrades to the Company's ratings between 2016 and 2019, they state that a downgrade of Japan's sovereign rating could lead to a downgrade of the Company's financial strength rating. As a matter of policy, S&P rarely rates insurance companies above the sovereign long-term rating of the country of domicile because during times of stress, the sovereign’s regulatory and supervisory powers may restrict an insurer’s or financial system’s flexibility. Moody’s has also stated that the following factors could lead to a downgrade of the Company’s ratings: a downgrade of the U.S. or Japanese operating entities; or a downgrade of the Government of Japan sovereign debt rating.

In addition to the impact on the Company's access to liquidity, as mentioned above, a downgrade of the Company's ratings could have a material adverse effect on agent recruiting and retention, sales, competitiveness and the marketability of its products which could negatively impact the Company's liquidity, operating results and financial condition. Additionally, sales through the bank channel in Japan could be adversely affected as a result of their reliance and sensitivity to ratings levels.

Item 1A. Risk Factors

The Company cannot predict what actions rating agencies may take, or what actions the Company may take in response to the actions of rating agencies, which could adversely affect the Company's business. As with other companies in the financial services industry, the Company's ratings could be downgraded at any time and without any notice by any NRSRO.

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
Negative events or developments affecting any particular single issuer, industry, group of related industries, asset class or geographic sector may have an adverse impact on a particular holding or set of holdings, which may increase risk of loss from defaults due to non-payment of interest or principal. The Company seeks to minimize this risk by maintaining an appropriate level of diversification. To the extent the Company has concentrated positions, it could have an adverse effect on the Company's results of operations and financial position. The Company's global investment guidelines establish

Item 1A. Risk Factors

concentration limits for its investment portfolios.

For details on the concentrations within the Company's investment portfolios, see the Investments section of Item 7, MD&A, and the Credit Risk section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Form 10-K.

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

The Company depends heavily on key management personnel, and the loss of services of one or more of its key executives could harm the Company's business.

The Company’s success depends to a significant extent upon the efforts and abilities of its key management personnel. The loss of the services of one or more of the Company's senior executives could significantly undermine its management expertise and the Company's business could be adversely affected.

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
In June 2016, the FASB issued Accounting Standard Update (ASU) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this update require a financial asset (or a group of financial assets) measured on an amortized cost basis to be presented net of an allowance for current expected credit losses in order to reflect the amount expected to be collected on the financial asset(s). The Company currently estimates the after-tax net impact from the adoption of ASU 2016-13 at a $56 million decrease to retained earnings, which primarily relates to loans and loan receivables. The amendments are effective for fiscal years beginning after December 15, 2019.

Item 1A. Risk Factors

Additionally, in August 2018 the FASB issued ASU 2018-12, Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts. The amendments in this update will significantly change how insurers account for long-duration contracts. Among the issues addressed in the amendments is the requirement to review and, if there is a change, update cash flow assumptions for the liability for future policy benefits at least annually, and to update the discount rate assumption quarterly. The Company anticipates that the requirement to review and update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes, and controls, while the requirement to update the discount rate will have a significant impact on the other comprehensive income component of its equity. The amendments are effective for fiscal years beginning after December 15, 2021. See Critical Accounting Estimates section of Item 7. MD&A in this report.

Changes to accounting standards could have a material adverse effect on the Company's results of operations and financial condition. For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements in this report.
The Company faces risks related to litigation, regulatory investigations and inquiry and other matters.

The Company is a defendant in various lawsuits considered to be in the normal course of business. The final results of any litigation cannot be predicted with certainty, and plaintiffs may seek very large amounts in class actions or other litigation. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows. However, a substantial legal liability or a significant federal, state or other regulatory action against the Company, as well as regulatory inquiries or investigations, could harm the Company's reputation, result in changes in operations, result in material fines or penalties, result in significant costs due to legal fees, settlements or judgments against the Company, or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Without limiting the foregoing, the litigation and regulatory matters the Company is, has been, or may become, subject to include matters related to sales agent recruiting, policy sales practices, claim payments and procedures including denial or delay of benefits, material misstatements or omissions in the Company's financial reports or other public statements, and/or corporate governance, corporate culture or business ethics matters. Further, the Company may be subject to claims of or litigation regarding sexual or other forms of misconduct or harassment, or discrimination on the basis of race, color, national origin, religion, gender, or other bases, notwithstanding that the Company's Code of Business Conduct and Ethics prohibits such harassment and discrimination by its employees, the Company has ongoing training programs and provide opportunities to report claims of noncompliant conduct, and it investigates and may take disciplinary action regarding alleged harassment or discrimination. Any violations of or deviation from laws, regulations, internal or external codes or standards of normative behavior, or perceptions of such violations or deviations, by the Company's employees or by independent sales agents could adversely impact the Company's reputation and brand value, financial condition and results of operations.

Allegations or determinations of agent misclassification could adversely affect the Company’s results of operations, financial condition and liquidity.

A majority of the Company's U.S. sales force is, and has historically been, comprised of independent agents. While the Company believes that it has properly classified such agents as independent contractors, the Company may be subject to claims, regulatory action by state or federal departments of labor or tax authorities or litigation asserting that such agents are employees. The laws and regulations governing the classification of workers in the U.S. may be changed or interpreted differently compared to past interpretations, including in states where the Company generates significant sales through independent agents. An allegation or determination that independent agents in the Company’s U.S. sales force have been misclassified as independent contractors could result in changes in the Company’s operations and U.S. business model, result in material fines or penalties, result in significant costs due to legal fees, settlements or judgments against the Company, or otherwise have a material adverse effect on the Company's business, results of operation, financial condition and liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. Properties

ITEM 2. PROPERTIES

In the U.S., Aflac owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. Aflac leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance). Aflac also leases office space in New York that houses the Company's Global Investment division. Aflac also leases administrative office space throughout the U.S., Puerto Rico and the United Kingdom.
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

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Market Information

Aflac Incorporated's common stock is principally traded on the New York Stock Exchange under the symbol AFL. Until the beginning of October 2019, Aflac Incorporated's stock was also listed on the Tokyo Stock Exchange under designator 8686.

Holders

As of February 12, 2020, there were 86,223 holders of record of the Company's common stock.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph
The following graph compares the five-year performance of the Company's common stock to the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Life and Health Insurance Index (S&P Life and Health). The Standard & Poor's Life and Health Insurance Index includes: Aflac Incorporated, Globe Life Inc., Lincoln National Corporation, MetLife Inc., Principal Financial Group Inc., Prudential Financial Inc. and Unum Group.

Performance Graphic Index
December 31,

	2014	2015	2016	2017	2018	2019
Aflac Incorporated	100.00	100.52	119.73	154.45	164.04	194.48
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Life & Health Insurance	100.00	93.69	116.98	136.20	107.91	132.92
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
During the year ended December 31, 2019, the Company repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	4,465,400		$46.44	4,465,400	64,582,487
February 1 - February 28	4,170,417		48.65	3,624,583	60,957,904
March 1 - March 31	2,162,830		49.50	2,147,500	58,810,404
April 1 - April 30	2,177,000		49.21	2,177,000	56,633,404
May 1 - May 31	2,813,277		50.99	2,812,850	53,820,554
June 1 - June 30	1,964,259		54.44	1,952,000	51,868,554
July 1 - July 31	1,360,017		54.33	1,360,017	50,508,537
August 1 - August 31	2,491,225		51.22	2,483,400	48,025,137
September 1 - September 30	2,111,075		51.81	2,103,600	45,921,537
October 1 - October 31	2,476,152		52.43	2,476,100	43,445,437
November 1 - November 30	1,938,000		54.03	1,938,000	41,507,437
December 1 - December 31	4,456,463		52.92	4,453,824	37,053,613
Total	32,586,115	(1)	$50.82	31,994,274	37,053,613
(1)During the year ended December 31, 2019, 591,841 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

As of December 31, 2019, a remaining balance of 37.1 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its Board of Directors.

Item 6. Selected Financial Data

ITEM 6.     SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2019	2018	2017	2016	2015
Revenues:
Net premiums, principally supplemental health insurance	$18,780	$18,677	$18,531	$19,225	$17,570
Net investment income	3,578	3,442	3,220	3,278	3,135
Realized investment gains (losses)	(135)	(430)	(151)	(14)	106
Other income	84	69	67	70	61
Total revenues	22,307	21,758	21,667	22,559	20,872
Benefits and expenses:
Benefits and claims, net	11,942	12,000	12,181	12,919	11,746
Expenses	5,920	5,775	5,468	5,573	5,264
Total benefits and expenses	17,862	17,775	17,649	18,492	17,010
Pretax earnings	4,445	3,983	4,018	4,067	3,862
Income taxes	1,141	1,063	(586)	1,408	1,329
Net earnings	$3,304	$2,920	$4,604	$2,659	$2,533
Share and Per-Share Amounts
Net earnings (basic)	$4.45	$3.79	$5.81	$3.23	$2.94
Net earnings (diluted)	4.43	3.77	5.77	3.21	2.92
Cash dividends paid	1.08	1.04	.87	.83	.79
Cash dividends declared	1.08	1.04	.87	.83	.79
Weighted-average common shares used for basic EPS (In thousands)	742,414	769,588	792,042	822,942	861,307
Weighted-average common shares used for diluted EPS (In thousands)	746,430	774,650	797,861	827,841	866,344
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	109.56	111.00	113.00	116.49	120.61
Weighted-average yen/dollar exchange rate (yen)	109.07	110.39	112.16	108.70	120.99

Item 6. Selected Financial Data

Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2019	2018	2017	2016	2015
Assets:
Investments and cash	$138,091	$126,243	$123,659	$116,361	$105,897
Other	14,677	14,163	13,558	13,458	12,359
Total assets	$152,768	$140,406	$137,217	$129,819	$118,256
Liabilities and shareholders’ equity:
Policy liabilities	$106,554	$103,188	$99,147	$93,726	$87,631
Income taxes	5,370	4,020	4,745	5,387	4,340
Notes payable and lease obligations (1)	6,569	5,778	5,289	5,360	4,971
Other liabilities	5,316	3,958	3,438	4,864	3,606
Shareholders’ equity	28,959	23,462	24,598	20,482	17,708
Total liabilities and shareholders’ equity	$152,768	$140,406	$137,217	$129,819	$118,256
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Certain statements included in this section constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. The Company’s actual results may differ, possibly materially, from expectations or estimates reflected in such forward-looking statements. Certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements can be found in the “Risk Factors” and “Forward-Looking Statements” sections herein.

MD&A OVERVIEW

The following financial review provides a discussion of the Company’s results of operations and financial condition, as well as a summary of the Company’s critical accounting estimates. This section should be read in conjunction with Part I - Item 1. Business and the audited consolidated financial statements and accompanying notes included in Part II - Item 8. Financial Statements and Supplementary Data of this report. This MD&A is divided into the following sections:

The Company elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data. Readers should refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 25, 2019, for reference to discussion of the year ended December 31, 2017, the earliest of the three years presented. Amounts reported in this MD&A may not add due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

For the full year of 2019, total revenues were up 2.5% to $22.3 billion, compared with $21.8 billion for the full year of 2018. Net earnings were $3.3 billion, or $4.43 per diluted share, compared with $2.9 billion, or $3.77 per diluted share, for the full year of 2018.

Results for 2019 included pretax net realized investment losses of $135 million, compared with net realized investment losses of $430 million in 2018. Net investment losses in 2019 included $31 million of other-than-temporary impairment losses and changes in loan loss reserves; $236 million in net losses from certain derivatives and foreign currency gains or losses; $101 million of net gains on equity securities; and $31 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) in 2019 was 109.07, or 1.2% stronger than the rate of 110.39 in 2018.

Adjusted earnings(2) for the full year of 2019 were $3.3 billion, or $4.44 per diluted share, compared with $3.2 billion, or $4.16 per diluted share, in 2018. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $.02.

Total investments and cash at the end of December 2019 were $138.1 billion, compared with $126.2 billion at December 31, 2018. In 2019, Aflac Incorporated repurchased $1.6 billion, or 32.0 million of its common shares. At the end of December, the Company had 37.1 million remaining shares authorized for repurchase.

Shareholders’ equity was $29.0 billion, or $39.84 per share, at December 31, 2019, compared with $23.5 billion, or $31.06 per share, at December 31, 2018. Shareholders’ equity at December 31, 2019 included a net unrealized gain on investment securities and derivatives of $8.5 billion, compared with a net unrealized gain of $4.2 billion at December 31, 2018. Shareholders’ equity at December 31, 2019 also included an unrealized foreign currency translation loss of $1.6 billion, compared with an unrealized foreign currency translation loss of $1.8 billion at December 31, 2018. The annualized return on average shareholders’ equity in 2019 was 12.6%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $22.3 billion, or $30.74 per share at December 31, 2019, compared with $21.3 billion, or $28.22 per share, at December 31, 2018. The annualized adjusted return on equity excluding foreign currency impact(2) in 2019 was 15.1%.

INDUSTRY TRENDS

The Company is impacted by financial markets, economic conditions, regulatory oversight and a variety of trends that affect the industries where it competes.

Financial and Economic Environment

The Company’s business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on the Company, in part because the Company has a large investment portfolio and its insurance liabilities and derivatives are sensitive to changing market factors. See Item 1A. Risk Factors for the risk factor entitled, "Difficult conditions in global capital markets and the economy could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business."

Demographics

Japan Business - With Japan’s aging population and the rise in healthcare costs, supplemental health care insurance products remain attractive. However, due to the aging population and decline in birthrate, new opportunities for customer demographics are not as readily available. Japan’s existing customers and potential customers seek products that are easily understood, cost-effective and can be accessed through technology-enabled devices.

(1) Yen/U.S. dollar exchange rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).
(2) See the Results of Operations section of this MD&A for a definition of this non-U.S. GAAP financial measure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

U.S. Business - Customer demographics continue to evolve and new opportunities present themselves in different customer segments such as the millennial and multicultural markets. Customer expectations and preferences are changing. Trends indicate existing customers and potential customers seek cost-effective solutions that are easily understood and can be accessed through technology-enabled devices. Additionally, income protection and the health needs of retiring baby boomers are continuing to shape the insurance industry.

Regulatory Environment

See Item 1. Business - Aflac U.S. Regulation and Aflac Japan Regulation for a discussion of regulatory developments that may impact the Company and the associated risks.

Competitive Environment

See Item 1. Business - Aflac U.S. Competition and Aflac Japan Competition for a discussion of the competitive environment and the basis on which the Company competes in each of its segments.

2020 OUTLOOK

The Company’s strategy to drive long-term shareholder value is to pursue growth through product development, distribution expansion and digital advancements to improve the customer experience.

The Company's objectives in 2020 are to maintain strong pre-tax margins in its Aflac Japan and Aflac U.S. segments through disciplined product pricing, stable investment returns and leveraging a period of favorable benefit ratios to invest in its platform for future growth and efficiency. The Company believes that its market-leading position, powerful brand recognition and diverse distribution in Japan and the U.S. will provide support toward these objectives.

The Company believes that its efforts will support its prudent strategies for capital deployment in the form of dividends, share repurchases, and opportunistic investments that enhance the Company’s business with a focus on digital distribution and leveraging the Company’s brand, distribution and scale. The Company has stated that the dividend payout ratio from its Aflac Japan segment is likely to be to 100% of FSA earnings from Aflac Japan and 100% of U.S. statutory earnings from Aflac U.S. In its Aflac U.S. segment, the Company plans to maintain a risk-based capital (RBC) ratio in the 500% range for 2020.

Aflac Japan Segment
In Japan, the Company anticipates that the shift in earned premium from first sector savings products to third sector cancer and medical products and first sector protection products, will continue to result in moderately lower benefit ratios in the Aflac Japan segment. The Company also expects this shift in business mix, plus continued investment in IT and digital advancements, to result in moderately higher expense ratios for Aflac Japan. The Company anticipates the Japan segment will face revenue challenges in 2020 due to the run-off and paid-up status of first sector savings and third sector products. The Company expects a decline in the range of .7% in third sector and first sector protection earned premium for 2020. In addition, net investment income is expected to decline modestly as compared to 2019, due in part to the low interest rate environment in Japan and de-risking of the portfolio, partially offset by lower hedge cost as a result of a reduction in the hedge ratio in the fourth quarter of 2019.

Aflac U.S. Segment
The Company expects the profit margins for the Aflac U.S. segment to remain strong, providing a prudent opportunity to reinvest profits back into the U.S. business. The Company anticipates that in 2020, benefit ratios in the U.S. will remain stable and that expense ratios will continue to be elevated in light of investments into U.S. platforms in both the individual and group channels. The Company expects Aflac U.S. to generate earned premium growth in the range of 1% in 2020. Net investment income is expected to decline modestly, primarily as the result of the Company’s implemented U.S. capital and RBC draw-down plan.

Corporate and Other Segment
The Company expects corporate segment results to benefit from net investment income driven by increased capital and liquidity held at the Parent Company, as well as the increase in size of the Company’s enterprise currency hedging strategy. The anticipated increase in investment income is expected to be partially offset by increased costs associated with continued investment in Aflac Corporate Ventures initiatives.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For important disclosures applicable to statements made in this 2020 Outlook, please see the Risk Factors section and the statement on Forward-Looking Information at the beginning of Item 1. Business, the Risk Factors identified in Item 1A. and Item 7. Management Discussion and Analysis.

RESULTS OF OPERATIONS

The Company earns its revenues principally from insurance premiums and investments. The Company’s operating expenses primarily consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing its products. Profitability for the Company depends principally on its ability to price its insurance products at a level that enables the Company to earn a margin over the costs associated with providing benefits and administering those products. Profitability also depends on, among other items, actuarial and policyholder behavior experience on insurance products, and the Company's ability to attract and retain customer assets, generate and maintain favorable investment results, effectively deploy capital and utilize tax capacity, and manage expenses.

Yen–denominated income statement accounts are translated to U.S. dollars using a weighted average Japanese yen/U.S. dollar foreign exchange rate, except realized gains and losses on security transactions which are translated at the exchange rate on the trade date of each transaction. Yen–denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate.

The following discussion includes references to the Company's performance measures, adjusted earnings, adjusted earnings per diluted share, and amortized hedge costs/income, which are not calculated in accordance with U.S. GAAP (non-U.S. GAAP). These measures exclude items that the Company believes may obscure the underlying fundamentals and trends in the Company's insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with its insurance operations. The Company's management uses adjusted earnings and adjusted earnings per diluted share to evaluate the financial performance of its insurance operations on a consolidated basis, and the Company believes that a presentation of these measures is vitally important to an understanding of its underlying profitability drivers and trends of its insurance business. The Company believes that amortized hedge costs/income, which are a component of adjusted earnings, measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income.

The Company defines the non-U.S. GAAP financial measures included in this filing as follows:

•
Adjusted earnings are the profits derived from operations.The most comparable U.S. GAAP measure is net earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance.

•
Adjusted earnings per share (basic or diluted) are adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The most comparable U.S. GAAP measure is net earnings per share.

•	Amortized hedge costs/income represent costs/income incurred or recognized in using foreign currency forward
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

•
Adjusted earnings and adjusted earnings per diluted share excluding current period foreign currency impact are computed using the average yen/dollar exchange rate for the comparable prior year period, which eliminates fluctuations driven solely by yen-to-dollar currency rate changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Amounts excluding foreign currency impact on U.S. dollar-denominated investment income were determined using the average dollar/yen exchange rate for the comparable prior year period.

•
Adjusted book value is the U.S. GAAP book value (representing total shareholders' equity), less AOCI as recorded on the U.S. GAAP balance sheet. The Company considers adjusted book value important as it excludes AOCI, which fluctuates due to market movements that are outside management's control.

•
Adjusted return on equity (ROE) excluding foreign currency impact is calculated using adjusted earnings excluding the impact of the yen/dollar exchange rate, as reconciled with total U.S. GAAP net earnings, divided by average shareholders’ equity, excluding AOCI. The most comparable U.S. GAAP financial measure is return on average equity as determined using net earnings and average total shareholders’ equity.

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively, for the years ended December 31.
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share
	2019	2018	2019	2018
Net earnings	$3,304	$2,920	$4.43	$3.77
Items impacting net earnings:
Realized investment (gains) losses (2),(3),(4),(5)	15	297.02		.38
Other and non-recurring (income) loss	1	75.00		.10
Income tax (benefit) expense on items excluded from adjusted earnings	(3)	(83)	.00	(.11)
Tax reform adjustment (6)	(4)	18	(.01)	.02
Adjusted earnings	3,314	3,226	4.44	4.16
Current period foreign currency impact (7)	(15)	N/A	(.02)	N/A
Adjusted earnings excluding current period foreign currency impact	$3,299	$3,226	$4.42	$4.16
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $257 in 2019 and $236 in 2018, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3)Amortized hedge income of $89 in 2019 and $36 in 2018, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $(17) in 2019 and an immaterial amount for 2018 have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $66 in 2019 and $67 in 2018, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of interest expense.
(6) The impact of Tax Reform was adjusted in 2018 for return-to-provision adjustments, various amended returns filed by the company, and final true-ups of deferred tax liabilities. Further impacts were recorded in 2019 a result of additional guidance released by the IRS.
(7) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

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
Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include foreign currency forwards and options on certain fixed maturity securities; foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long-term exposure to a weakening yen; foreign currency swaps associated with certain senior notes and subordinated debentures; foreign currency swaps and credit defaults swaps held in consolidated variable interest entities (VIEs); interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments; and interest rate swaptions to hedge changes in the fair value associated with interest rate changes for certain dollar-denominated available-for-sale securities. Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also excludes the accounting impacts of remeasurement associated with changes in the yen/dollar exchange rate from adjusted earnings. Amortized hedge costs/ income related to certain foreign currency exposure management strategies (see Amortized Hedge Cost/Income section below), and net interest cash flows from derivatives associated with certain investment strategies and notes payable are reclassified from realized investment gains (losses) and included in adjusted earnings.

Amortized hedge costs/income can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, changes in both U.S. and Japan interest rates, and supply and demand for dollar funding. Amortized hedge costs and income have fluctuated in recent periods due to changes in the previously mentioned factors. For additional information regarding foreign currency hedging, refer to Hedging Activities in the Investments section of this MD&A.

For additional information regarding realized investment gains and losses, including details of reported amounts for the periods presented, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

Other and Non-recurring Items

The U.S. insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. The system can result in periodic charges to the Company as a result of insolvencies/bankruptcies that occur with other companies in the life insurance industry. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. These charges neither relate to the ordinary course of the Company’s business nor reflect the Company’s underlying business performance, but result from external situations not controlled by the Company. The Company excludes any charges associated with U.S. guaranty fund assessments and the corresponding tax benefit or expense from adjusted earnings.

In Japan, the government also requires the insurance industry to contribute to a policyholder protection corporation that provides funds for the policyholders of insolvent insurers; however, these costs are calculated and administered differently than in the U.S. In Japan, these costs are not directly related to specific insolvencies or bankruptcies, but are rather a regular operational cost for an insurance company. Based on this structure, the Company does not remove the Japan policyholder protection expenses from adjusted earnings.

Nonrecurring items also include conversion costs related to legally converting the Company's Japan business to a subsidiary; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These Japan branch conversion costs were an immaterial amount for the year-ended December 31, 2019 and $75 million for the year-ended December 31, 2018.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 25.7% in 2019 and 26.7% in 2018. The decrease in the U.S. federal statutory corporate income tax rate from 35% to 21% effective January 1, 2018 drove the reduction in the effective tax rate for 2019 and 2018. Total income taxes were $1.1 billion in both 2019 and 2018. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For further information, see "Critical Accounting Estimates - Income Taxes" in this MD&A, and Note 10 of the Notes to the Consolidated Financial Statements for additional information.

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
RESULTS OF OPERATIONS BY SEGMENT
U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. Businesses that are not individually reportable, such as the Parent Company, asset management subsidiaries and business activities, including reinsurance retrocession activities are included in the Corporate and other segment. See the Item 1. Business section of this Form 10-K for a summary of each segment's products and distribution channels, and a discussion of the conversion of Aflac Japan from a branch to a subsidiary and the creation of asset management subsidiaries in 2018. Consistent with U.S. GAAP guidance for segment reporting, pretax adjusted earnings is the Company's U.S. GAAP measure of segment performance. See Note 2 of the Notes to the Consolidated Financial Statements for the reconciliation of segment results to the Company's consolidated U.S. GAAP results and additional information.

AFLAC JAPAN SEGMENT

Aflac Japan Pretax Adjusted Earnings

Changes in Aflac Japan's pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan for the years ended December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aflac Japan Summary of Operating Results

(In millions)	2019	2018
Net premium income	$12,772	$12,762
Net investment income:
Yen-denominated investment income	1,307	1,283
U.S. dollar-denominated investment income	1,446	1,356
Net investment income	2,753	2,639
Amortized hedge costs related to certain foreign currency exposure management strategies	257	236
Net investment income, less amortized hedge costs	2,496	2,403
Other income (loss)	45	41
Total adjusted revenues	15,313	15,206
Benefits and claims, net	8,877	8,913
Adjusted expenses:
Amortization of deferred policy acquisition costs	709	710
Insurance commissions	731	735
Insurance and other expenses	1,734	1,640
Total adjusted expenses	3,174	3,085
Total benefits and adjusted expenses	12,051	11,998
Pretax adjusted earnings	$3,261	$3,208
Weighted-average yen/dollar exchange rate	109.07	110.39

	In Dollars		In Yen
Percentage change over previous period:	2019	2018	2019	2018
Net premium income	.1%	.1%	(1.1)%	(1.5)%
Net investment income, less amortized hedge costs	3.9	7.5	2.2	5.5
Total adjusted revenues	.7	1.2	(.6)	(.5)
Pretax adjusted earnings	1.7	5.0	.2	3.1
In yen terms, Aflac Japan's net premium income decreased in 2019, primarily due to limited-pay products reaching paid-up status. Net investment income, net of amortized hedge costs, increased in 2019 primarily due to increased investments in U.S. dollar-denominated floating rate assets and $25 million of income related to a partial call of a concentrated yen-denominated exposure.

Annualized premiums in force at December 31, 2019, were ¥1.49 trillion, compared with ¥1.53 trillion in 2018. The decrease in annualized premiums in force in yen of 2.5% in 2019 and 1.6% in 2018 was driven primarily by limited-pay products reaching paid up status. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.6 billion in 2019 and $13.8 billion in 2018.

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
The following table illustrates the effect of translating Aflac Japan's U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had dollar/yen exchange rates remained unchanged from the prior year. Amounts excluding foreign currency impact on U.S. dollar-denominated investment income, a non-U.S. GAAP financial measure, were determined using the average dollar/yen exchange rate for the comparable prior year period. See non-U.S. GAAP financial measures defined above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)
For the Years Ended December 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	2019	2018	2019	2018
Net investment income, less amortized hedge costs	2.2%	5.5%	2.9%	6.4%
Total adjusted revenues	(.6)	(.5)	(.5)	(.3)
Pretax adjusted earnings	.2	3.1	.7	3.7

The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total adjusted revenues:	2019	2018
Benefits and claims, net	58.0%	58.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.6	4.7
Insurance commissions	4.8	4.8
Insurance and other expenses	11.3	10.8
Total adjusted expenses	20.7	20.3
Pretax adjusted earnings	21.3	21.1
Ratios to total premiums:
Benefits and claims, net	69.5%	69.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.5	5.6

In 2019, the benefit ratio decreased, compared to the prior year, primarily due to the continued change in mix of first and third sector business as first sector products become paid-up. In 2019, the adjusted expense ratio increased mainly due to lower premium income from paid-up first sector products and higher expenses for advanced technology implementation. In total for 2019, the pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) increased reflecting continued strength in benefit ratios and favorable net investment income. For 2020, the Company anticipates the Aflac Japan pretax adjusted profit margin (calculated by dividing adjusted earnings by adjusted revenues) to remain stable. For further information, see the 2020 Outlook section of this MD&A.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2019	2018	2019	2018
New annualized premium sales	$731	$869	¥79.7	¥95.9
Increase (decrease) over prior period	(15.9)%	2.7%	(16.9)%	1.1%

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2019	2018
Cancer	59.2%	65.8%
Medical	31.0	25.0
Income support	1.2	1.8
Ordinary life:
WAYS	.5	.5
Child endowment	.2	.3
Other ordinary life (1)	7.4	6.1
Other	.5	.5
Total	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis decreased 16.8% in 2019, compared with 2018. Earned premium growth for third and first sector protection products was 1.3%, which was consistent with the Company's expectation. The decline in sales primarily reflected reduced sales of cancer insurance through the Japan Post channel following the 2018 launch of Aflac Japan's revised cancer insurance product. In addition, the approach to refreshing the medical insurance product in 2019 took a rider versus whole policy approach. This was designed for improved economics but naturally resulted in lower reported sales. Additional factors include a change in corporate tax law, which slowed the pace of certain third sector medical products and some cancer products in both our associate channel and the bank channel, as well as increased competition from large life insurers who are increasing their focus on the third sector.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which has continued into 2020. For 2019, sales in the Japan Post Group channel declined by approximately 50.0% compared with 2018. The Company expects very little sales production in the Japan Post channel during the first half of 2020 and is uncertain with regard to production during the second half of the year. See the 2020 Outlook section of this MD&A for information on Aflac Japan earned premium expectations.

Independent corporate agencies and individual agencies contributed 45.7% of total new annualized premium sales for Aflac Japan in 2019, compared with 40.1% in 2018. Affiliated corporate agencies, which include Japan Post, contributed 50.0% of total new annualized premium sales in 2019, compared with 55.3% in 2018. Japan Post offers Aflac's cancer insurance products in more than 20,000 postal outlets. Notwithstanding the recent reduction in sales of Aflac Japan's cancer products in the Japan Post channel, the Company believes this alliance with Japan Post has and will benefit its cancer insurance sales over the long term. In 2019, Aflac Japan recruited 77 new sales agencies. At December 31, 2019, Aflac Japan was represented by more than 9,000 sales agencies, with more than 109,000 licensed sales associates employed by those agencies.

At December 31, 2019, Aflac Japan had agreements to sell its products at 367 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 4.3% of new annualized premium sales in 2019 for Aflac Japan, compared with 4.6% in 2018.

Strategic Alliance with Japan Post Holdings

On December 19, 2018, the Parent Company and Aflac Japan entered into a Basic Agreement with Japan Post Holdings a Japanese corporation. Pursuant to the terms of the Basic Agreement, Japan Post Holdings agreed to form a capital relationship with the Parent Company, and Japan Post Holdings and Aflac Japan agreed to reconfirm existing initiatives regarding cancer insurance and to consider new joint initiatives, including leveraging digital technology in various processes, cooperation in new product development to promote customer-centric business management, cooperation in domestic and/or overseas business expansion and joint investment in third party entities and cooperation regarding asset management.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On February 28, 2019, the Parent Company entered a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association. Pursuant to the terms of the Shareholders Agreement, the Trust will use commercially reasonable efforts to acquire, through open market or private block purchases in the U.S., beneficial ownership of approximately 7% of the outstanding shares of the Parent Company’s common stock within a period of 12 months following the date the Trust begins acquiring such stock. On May 7, 2019, a press release issued by Japan Post Holdings announced that purchases of shares of the Parent Company’s common stock commenced on April 29, 2019 through the Trust and that it planned to complete such purchases within Japan Post’s fiscal year 2019 (which ends March 31, 2020).

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

As of December 31, 2019, all regulatory approvals expressly set forth in the Shareholders Agreement have been obtained. The Shareholders Agreement requires the parties to use reasonable best efforts to cooperate in connection with any ongoing regulatory matters related to or arising from the Trust’s acquisition or ownership or control of the shares of Company Common Stock, including any applications or filings in connection with a direct or indirect acquisition of control of or merger with an insurer by the Company or its affiliates. The foregoing is subject to and qualified in its entirety by reference to the full text of the Shareholders Agreement, a copy of which is attached as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed April 26, 2019, and the terms of which exhibit are incorporated herein by reference.

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

The following table details the investment purchases for Aflac Japan for the years ended December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions)	2019	2018
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$583	$3,895
Private placements	1,122	1,185
Other fixed maturity securities	542	796
Equity securities	212	221
Total yen-denominated	$2,459	$6,097

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$2,767	$1,299
Infrastructure debt	66	0
Bank loans	0	346
Equity securities	58	120
Commercial mortgage and other loans:
Transitional real estate loans	1,846	3,168
Commercial mortgage loans	565	13
Middle market loans	1,442	839
Other investments	145	314
Total dollar-denominated	$6,889	$6,099
Total Aflac Japan purchases	$9,348	$12,196

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements for more information regarding loans and loan receivables.

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

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2019	2018
Total purchases for the period (in millions) (1)	$9,203	$11,882
New money yield (1),(2)	3.83%	3.06%
Return on average invested assets (3)	2.33	2.33
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.64%	2.61%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in 2019 was primarily due to decreased allocations to lower yielding yen-denominated asset classes.

See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments and hedging strategies.

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
Aflac U.S. Summary of Operating Results

(In millions)	2019	2018
Net premium income	$5,808	$5,708
Net investment income	720	727
Other income	22	8
Total adjusted revenues	6,550	6,443
Benefits and claims	2,871	2,887
Adjusted expenses:
Amortization of deferred policy acquisition costs	573	534
Insurance commissions	590	585
Insurance and other expenses	1,244	1,152
Total adjusted expenses	2,407	2,271
Total benefits and adjusted expenses	5,279	5,158
Pretax adjusted earnings	$1,272	$1,285
Percentage change over previous period:
Net premium income	1.8%	2.6%
Net investment income	(1.0)	.8
Total adjusted revenues	1.7	2.4
Pretax adjusted earnings	(1.0)	3.2

Annualized premiums in force increased 1.1% in 2019 and 3.0% in 2018. Annualized premiums in force at December 31 were $6.3 billion in 2019, compared with $6.2 billion in 2018.

The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total adjusted revenues:	2019	2018
Benefits and claims	43.8%	44.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.7	8.3
Insurance commissions	9.0	9.1
Insurance and other expenses	19.0	17.9
Total adjusted expenses	36.7	35.2
Pretax adjusted earnings	19.4	19.9
Ratios to total premiums:
Benefits and claims	49.4	50.6
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.9	9.4

The benefit ratio decreased in 2019, compared with 2018, primarily due to somewhat elevated lapses and a change in business mix from higher loss ratio, reserve building products to lower loss ratio, guaranteed issue products. The adjusted expense ratio increased in 2019, compared with 2018, primarily due to deferred policy acquisition costs (DAC) capitalization related to lower than anticipated sales as well as anticipated spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience. Both the lower benefit and higher DAC amortization ratios were also impacted by increases in lapses as a result of large case volatility and replacement of an administrative partner. These items impacted persistency in the short-term but are expected to drive profitable earned premium growth in future periods. The pretax adjusted

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

profit margin declined in 2019 when compared with 2018, due to higher expense ratios, offset somewhat by lower benefit ratios. For expectations for 2020, see the 2020 Outlook section of this MD&A.

Aflac U.S. Sales

The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2019	2018
New annualized premium sales	$1,580	$1,601
Increase (decrease) over prior period	(1.3)%	3.2%

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2019	2018
Accident	28.5%	29.2%
Short-term disability	22.5	22.7
Critical care (1)	21.9	22.1
Hospital indemnity	16.6	15.8
Dental/vision	4.4	4.7
Life	6.1	5.5
Total	100.0%	100.0%

(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, decreased 3.8%, short-term disability sales decreased 2.4%, critical care insurance sales (including cancer insurance) decreased 2.4%, and hospital indemnity insurance sales increased 3.7% in 2019, compared with 2018. While overall sales decreased in 2019, net earned premium increased 1.8%.
In 2019, the Aflac U.S. sales forces included an average of approximately 8,200 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs.

In November 2019, the Company acquired Argus Holdings, LLC and its subsidiary Argus Dental & Vision, Inc. (Argus), a benefits management organization and national network dental and vision company, which provides a platform for Aflac Dental and Vision. This transaction represents a commitment of $75 million in capital at closing and an additional $21 million in consideration paid over three years based on the achievement by Argus of certain performance targets. Tampa, Florida will serve as the home for Aflac Dental and Vision. This acquisition is a strategic entry point into the network dental and vision market and is expected to provide opportunities for sales growth, improved account penetration and distribution productivity.
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

The following table details the investment purchases for Aflac U.S. as of December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions)	2019	2018
Fixed maturity securities:
Other fixed maturity securities	$1,032	$1,068
Infrastructure debt	119	97
Equity securities	58	76
Commercial mortgage and other loans:
Transitional real estate loans	423	610
Commercial mortgage loans	104	163
Middle market loans	99	141
Other investments	16	44
Total Aflac U.S. Purchases	$1,851	$2,199

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

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2019	2018
Total purchases for period (in millions) (1)	$1,835	$2,155
New money yield (1), (2)	4.51%	4.55%
Return on average invested assets (3)	5.07	5.16
Portfolio book yield, end of period (1)	5.40%	5.55%
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary operating results for Corporate and other for the years ended December 31.

Corporate and Other Summary of Operating Results

(In millions)	2019	2018
Premium income	$200	$208
Net investment income	88	77
Amortized hedge income related to certain foreign currency management strategies	89	36
Net investment income, including amortized hedge income	177	113
Other income	15	18
Total adjusted revenues	393	339
Benefits and claims, net	194	199
Adjusted expenses:
Interest expense	133	120
Other adjusted expenses	137	159
Total adjusted expenses	270	279
Total benefits and adjusted expenses	464	478
Pretax adjusted earnings	$(72)	$(139)

Net investment income benefited from the Company’s enterprise corporate hedging program for the years ended December 31, 2019 and 2018, respectively. See the Hedging Activities subsection of this MD&A for further information on the enterprise corporate hedging program.

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

INVESTMENTS

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, a U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans.

For additional information concerning the Company's investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables detail investments by segment as of December 31.

Investment Securities by Segment

	2019
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$75,780	$13,703	$1,779	$91,262
Held to maturity, fixed maturity securities, at amortized cost	30,085	0	0	30,085
Equity securities	657	67	78	802
Commercial mortgage and other loans:
Transitional real estate loans	4,507	943	0	5,450
Commercial mortgage loans	1,308	399	0	1,707
Middle market loans	2,141	271	0	2,412
Other investments:
Policy loans	234	16	0	250
Short-term investments (1)	386	242	1	629
Limited partnerships	496	55	17	568
Other	0	30	0	30
Total investments	115,594	15,726	1,875	133,195
Cash and cash equivalents	1,674	417	2,805	4,896
Total investments and cash	$117,268	$16,143	$4,680	$138,091
(1) Includes securities lending collateral

	2018
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$69,409	$12,132	$1,354	$82,895
Held to maturity, fixed maturity securities, at amortized cost	30,318	0	0	30,318
Equity securities	806	137	44	987
Commercial mortgage and other loans:
Transitional real estate loans	3,621	756	0	4,377
Commercial mortgage loans	763	301	0	1,064
Middle market loans	1,144	334	0	1,478
Other investments:
Policy loans	219	13	0	232
Short-term investments (1)	0	141	11	152
Limited partnerships	333	37	7	377
Other	0	26	0	26
Total investments	106,613	13,877	1,416	121,906
Cash and cash equivalents	1,779	641	1,917	4,337
Total investments and cash	$108,392	$14,518	$3,333	$126,243
(1) Includes securities lending collateral

The ratings of the Company's securities referenced in the table below are based on the ratings designations provided by major NRSROs or, if not rated, are determined based on the Company's internal analysis of such securities. When the ratings issued by the rating agencies differ, the Company utilizes the second lowest rating when three or more rating agency ratings are available or the lowest rating when only two rating agency ratings are available.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The distributions of fixed maturity securities the Company owns, by credit rating, as of December 31 were as follows:

Composition of Fixed Securities Portfolio by Credit Rating

	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.0%	1.0%	.9%
AA	4.3	4.4	3.9	4.0
A	68.6	69.8	67.9	69.9
BBB	23.1	22.1	23.2	21.6
BB or lower	2.9	2.7	4.0	3.6
Total	100.0%	100.0%	100.0%	100.0%
As of December 31, 2019, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2019.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Diamond Offshore Drilling Inc.	CCC	$64	$32	$(32)
AXA	BBB	296	271	(25)
Transocean Inc.	CCC	50	37	(13)
Intesa Sanpaolo Spa	BBB	142	132	(10)
Baker Hughes Inc.	A	123	114	(9)
Kommunal Landspensjonskasse (KLP)	BBB	137	129	(8)
Mirvac Group Finance Ltd.	A	91	84	(7)
Autostrade Per Litalia Spa	BBB	182	175	(7)
Downer Group Finance Pty LTD	BBB	91	85	(6)
Chevron Corp.	AA	148	142	(6)

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Below-Investment-Grade Investments

	December 31, 2019
(In millions)	Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$388	$388	$452	$64
Republic of South Africa	365	365	372	7
Barclays Bank PLC	183	115	157	42
KLM Royal Dutch Airlines	183	136	143	7
Telecom Italia SpA	183	183	241	58
IKB Deutsche Industriebank AG	118	51	102	51
Arconic Inc.	100	85	111	26
EMC Corp.	80	80	82	2
Generalitat de Catalunya	73	27	80	53
Teva Pharmaceuticals	68	66	61	(5)
Other Issuers	456	436	420	(16)
Subtotal (1)	2,197	1,932	2,221	289
Senior secured bank loans	462	480	459	(21)
High yield corporate bonds	726	723	755	32
Middle market loans, net of reserves (2)	2,455	2,412	2,420	8
Grand Total	$5,840	$5,547	$5,855	$308
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

The Company maintains an allocation to higher yielding corporate bonds within the Aflac Japan and Aflac U.S. portfolios. Most of these securities were rated below-investment-grade at the time of purchase, but the Company also purchased several that were rated investment grade which, because of market pricing, offer yields commensurate with below-investment-grade risk profiles. The objective of this allocation was to enhance the Company's yield on invested assets and further diversify credit risk. All investments in this program must have a minimum rating at purchase of low BB using the Company's above described rating methodology and are managed by the Company's internal credit portfolio management team.
Fixed Maturity Securities by Sector
The Company maintains diversification in investments by sector to avoid concentrations to any one sector, thus managing exposure risk. The following table shows the distribution of fixed maturities by sector classification as of December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2019
(In millions)	Amortized Cost	% of Total
Government and agencies	$53,463	48.8%
Municipalities	2,414	2.2
Mortgage- and asset-backed securities	394	.4
Public utilities	8,194	7.5
Electric	6,471	5.9
Natural Gas	303	.3
Other	695	.6
Utility/Energy	725	.7
Sovereign and Supranational	2,042	1.9
Banks/financial institutions	9,947	9.1
Banking	6,029	5.5
Insurance	1,948	1.8
Other	1,970	1.8
Other corporate	33,002	30.1
Basic Industry	3,484	3.2
Capital Goods	3,187	2.9
Communications	4,057	3.7
Consumer Cyclical	3,271	3.0
Consumer Non-Cyclical	6,280	5.7
Energy	4,281	3.9
Other	1,464	1.3
Technology	3,129	2.9
Transportation	3,849	3.5
Total fixed maturity securities	$109,456	100.0%
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table details investment securities by type of issuance as of December 31.

Investment Securities by Type of Issuance

	2019				2018
(In millions)	Amortized Cost		Fair Value		Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$89,625		$105,557		$83,482	$93,255
Equity securities	717		717		936	936
Total publicly issued	90,342		106,274		84,418	94,191
Privately issued securities: (1)
Fixed maturity securities	19,831	(2)	23,299	(2)	23,692	26,362
Equity securities	85		85		51	51
Total privately issued	19,916		23,384		23,743	26,413
Total investment securities	$110,258		$129,658		$108,161	$120,604
(1) Primarily consists of securities owned by Aflac Japan
(2) Excludes Rule 144A securities starting in the first quarter of 2019

The following table details the Company's reverse-dual currency securities as of December 31.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2019	2018
Privately issued reverse-dual currency securities	$4,993	$5,120
Publicly issued collateral structured as reverse-dual currency securities	1,678	1,657
Total reverse-dual currency securities	$6,671	$6,777
Reverse-dual currency securities as a percentage of total investment securities	6.1%	6.3%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See item “7A. Quantitative and Qualitative Disclosures About Market Risk” for more information about Market risk and the Company’s use of derivatives.

Derivatives are designed to reduce risk on an economic basis while minimizing the impact on financial results. The Company’s derivatives programs vary depending on the type of risk being hedged. See Note 4 of the Notes to the Consolidated Financial Statements for:

•	A description of the Company's derivatives, hedging strategies and underlying risk exposure.

•	Information about the notional amount and fair market value of the Company's derivatives.

•	The unrealized and realized gains and losses impact on adjusted earnings of derivatives in cash flow, fair value, net investments in foreign operations, or non-qualifying hedging relationships.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Foreign Currency Exchange Rate Risk Hedge Program

The Company has deployed the following hedging strategies to mitigate exposure to foreign currency exchange rate risk:

•	Aflac Japan hedges U.S. dollar-denominated investments back to yen (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

•
Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

•
The Parent Company designates yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and designates certain foreign currency forwards and options as derivative hedges of the Company’s net investment in Aflac Japan (see Enterprise Corporate Hedging Program below).

•
The Parent Company enters into forward and option contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by its subsidiary, ALIJ, and reducing enterprise-wide hedge costs. (see Enterprise Corporate Hedging Program below).

Aflac Japan’s U.S. Dollar-Denominated Hedge Program

Aflac Japan buys U.S. dollar-denominated investments, typically corporate bonds, and hedges them back to yen with foreign currency forwards and options to hedge foreign currency exchange rate risk. This economically creates yen assets that match yen liabilities during the life of the derivative and provides capital relief. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan as of December 31.

	2019		2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$18,012	$19,542	$17,101	$17,003
Fixed maturity securities - bank loans (floating rate)	677	649	1,296	1,238
Equity securities	19	19	177	177
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,507	4,543	3,621	3,625
Commercial mortgage loans	1,308	1,319	763	736
Middle market loans (floating rate)	2,141	2,153	1,144	1,146
Other investments	496	496	333	333
Total U.S. Dollar Program	27,160	28,721	24,435	24,258
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,700	2,608	1,679	2,269
Total U.S. dollar-denominated investments in Aflac Japan	$28,860	$31,329	$26,114	$26,527

U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated variable interest entity. As of December 31, 2019, Aflac Japan had $8.8 billion outstanding notional amounts of foreign currency forwards and $21.1 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $19.9 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash outflows of $20 million in 2019, net cash inflows of $272 million in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2018 and net cash outflows of $747 million in 2017, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $9.1 billion as of December 31, 2019, compared with $1.8 billion as of December 31, 2018.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2019 and 2018, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $89 million in 2019 and $36 million in 2018. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the years ended December 31.

Aflac Japan Hedge Cost Metrics(1)

	2019	2018
Aflac Japan:
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$8.8	$9.9
Weighted average remaining tenor (in months)(3)	8.5	21.4
Amortized hedge income (cost) for period (in millions)	$(257)	$(236)
Parent Company:
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$4.9	$2.5
Weighted average remaining tenor (in months)(3)	13.7	16.1
Amortized hedge income (cost) for period (in millions)	$89	$36
(1) See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.
(2) Notional is reported net of any offsetting positions within Aflac Japan or the Parent Company, respectively.
(3) Tenor based on period reporting date to settlement date

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, the Company utilizes interest rate swaptions.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES

The following table presents policy liabilities by segment and in total for the years ended December 31.

(In millions)	2019	2018
Japan segment:
Future policy benefits	$81,462	$77,812
Unpaid policy claims	2,879	2,857
Other policy liabilities	11,452	12,122
Total Japan policy liabilities	95,793	92,791
U.S. segment:
Future policy benefits	9,405	9,137
Unpaid policy claims	1,779	1,727
Other policy liabilities	111	117
Total U.S. policy liabilities	11,295	10,981
Consolidated:
Future policy benefits	90,335	86,368
Unpaid policy claims	4,659	4,584
Other policy liabilities	11,560	12,236
Total consolidated policy liabilities (1)	$106,554	$103,188
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that again extends the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.9 billion and ¥2.0 billion for the years ended December 31, 2019 and 2018, respectively, for LIPPC assessments.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of the businesses, fund business growth and provide for an ability to withstand adverse circumstances. Financial leverage (leverage) refers to an investment strategy of using debt to increase the potential return on equity. The Company targets and actively manages liquidity, capital and leverage in the context of a number of considerations, including:

•	business investment and growth needs

•	strategic growth objectives

•	financial flexibility and obligations

•	capital support for hedging activity

•	a constantly evolving business and economic environment

•	a balanced approach to capital allocation and shareholder deployment.

The governance framework supporting liquidity, capital and leverage includes global senior management and board committees that review and approve all significant capital related decisions.

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide available capital and liquidity support at the holding company. Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through the payment of dividends and management fees. The following table presents the amounts provided to the Parent Company for the years ended December 31.
Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2019	2018
Dividends declared or paid by subsidiaries	$3,466	$1,817
Management fees paid by subsidiaries	151	204
The decline in dividends during 2018 was driven by a change in the dividend regulatory approval process subsequent to the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018. The Company resumed dividend payments from Aflac Japan in the fourth quarter of 2018. Management fees decreased during 2019 and 2018, compared to prior years, due to changes in the administration of intercompany expenses between legal entities subsequent to the conversion, as well.

Prior to the Aflac Japan branch conversion, Aflac Japan paid allocated expenses and profit remittances to Aflac U.S. The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2019	2018
Aflac Japan management fees paid to Parent Company	$75	$136
Expenses allocated to Aflac Japan (in dollars)	4	24
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in dollars)	2,070	808
Aflac Japan profit remittances to the Parent Company or Aflac U.S. (in yen)	¥225.2	¥89.7

In 2018, the Company announced a change in its internal dividend policy which allows the Company to increase the proportion of regulatory earnings transferred from Aflac U.S. and Aflac Japan to the Parent Company. The Company intends to maintain higher than historical levels of capital and liquidity at the Parent Company with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar based investments at Aflac Japan and consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See the "Hedging Activity" subsection in this MD&A for more information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. In August 2018, the Parent Company filed a shelf registration with Japanese regulatory authorities that allows the Parent Company to conduct public offerings of bonds in Japan, including yen-denominated Samurai notes, up to ¥200 billion or its equivalent through August 2020. The shelf registration statement is for possible public offerings in Japan, but the bonds issued under the shelf may be transferred by the bondholders to U.S. persons in compliance with U.S. law. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of December 31, 2019, the Parent Company and Aflac had four lines of credit with third parties and three intercompany lines of credit. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

Major Contractual Obligations

The following table presents the estimated payments by period of the Company's major contractual obligations as of December 31, 2019. The Company translated its yen-denominated obligations using the December 31, 2019, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.
Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$90,335		$244,884	$9,221	$18,151	$18,224	$199,288
Unpaid policy claims liability (Note 7)(3)	4,659		4,660	2,985	980	394	301
Other policyholders' funds (Note 7)(3)	7,317		9,902	341	389	706	8,466
Long-term debt – principal (Note 9)	6,408		6,458	0	350	1,450	4,658
Long-term debt – interest (Note 9)	44		2,036	171	320	262	1,283
Cash collateral on loaned securities (Note 3)	1,876		1,876	1,876	0	0	0
Operating service agreements (Note 15)	N/A	(4)	463	179	279	5	0
Operating lease obligations (Note 9)	149		159	49	68	20	22
Finance lease obligations (Note 9)	12		12	4	5	3	0
Total contractual obligations	$110,800		$270,450	$14,826	$20,542	$21,064	$214,018
Liabilities for unrecognized tax benefits in the amount of $17 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1)Liability amounts are those reported on the consolidated balance sheet as of December 31, 2019.
(2)The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with the Company's experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $244,884 exceeds the corresponding liability amount of $90,335. The Company has made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
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

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2019. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of a trend, demand, commitment, event or uncertainty that would likely result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows

The Company translates cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2019	2018
Operating activities	$5,455	$6,014
Investing activities	(3,171)	(3,582)
Financing activities	(1,713)	(1,616)
Exchange effect on cash and cash equivalents	(12)	30
Net change in cash and cash equivalents	$559	$846

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
The Company expects its future cash flows from premiums and its investment portfolio to be sufficient to meet its cash needs for benefits and expenses. Consolidated cash flow from operations decreased 9.3% in 2019, compared with 2018.

Investing Activities

The Company's investment objectives provide for liquidity primarily through the purchase of publicly traded investment-grade debt securities. Prudent portfolio management dictates that the Company attempts to match the duration of its assets with the duration of its liabilities. Currently, when the Company's fixed maturity securities mature, the proceeds may be reinvested at a yield below that required for the accretion of policy benefit liabilities on policies issued in earlier years. However, the long-term nature of the Company's business and its strong cash flows provide the Company with the ability to minimize the effect of mismatched durations and/or yields identified by various asset adequacy analyses. From time to time or when market opportunities arise, the Company disposes of selected fixed maturity securities that are available for sale to improve the duration matching of assets and liabilities, improve future investment yields, and/or re-balance its portfolio. As a result, dispositions before maturity can vary significantly from year to year.

As part of its overall corporate strategy, the Company has announced an increase in its commitment to the Aflac Ventures Fund from $250 million to $400 million, as opportunities emerge. These investments are included in equity securities or the other investments line in the consolidated balance sheets. The Aflac Ventures Fund is a subsidiary of Aflac Corporate Ventures which is reported in the Corporate and other segment. The central mission of Aflac Corporate Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. Aflac U.S. borrowed and repaid $217 million under this program during 2019. As of December 31, 2019, Aflac U.S. had outstanding borrowings of $403 million reported in its balance sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $1.7 billion in 2019 and $1.6 billion in 2018.

In December 2019, the Parent Company issued four series of senior notes totaling ¥38.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥12.6 billion, bears interest at a fixed rate of .500% per annum, payable semi-annually, and will mature in December 2029. The second series, which totaled ¥9.3 billion, bears interest at a fixed rate of .843% per annum, payable semi-annually, and will mature in December 2031. The third series, which totaled ¥9.8 billion, bears interest at a fixed rate of .934% per annum, payable semi-annually, and will mature in December 2034. The fourth series, which totaled ¥6.3 billion, bears interest at a fixed rate of 1.122% per annum, payable semi-annually, and will mature in December 2039. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

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

In April 2019, ALIJ issued ¥30.0 billion (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024. In November 2019, ALIJ amended the bonds to change their duration from perpetual to a stated maturity date of April 16, 2049 and to remove provisions that permitted ALIJ to defer payments of interest under certain circumstances.

In October 2018, the Parent Company issued $550 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.750% per annum, payable semi-annually, and will mature in January 2049. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S.Treasury security with a maturity comparable to the remaining term of the notes, plus 25 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

In October 2018, the Parent Company issued three series of senior notes totaling ¥53.4 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥29.3 billion, bears interest at a fixed rate of 1.159% per annum, payable semi-annually, and will mature in October 2030. The second series, which totaled ¥15.2 billion, bears interest at a fixed rate of 1.488% per annum, payable semi-annually, and will mature in October 2033. The third series, which totaled ¥8.9 billion, bears interest at a fixed rate of 1.750% per annum, payable semi-annually, and will mature in October 2038. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In November 2018, the Parent Company used the net proceeds from the October 2018 issuance of its senior notes to redeem $550 million of the Parent Company's 2.40% senior notes due in 2020.

See Note 9 of the Notes to the Consolidated Financial Statements for further information on the debt issuances discussed above.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2019.

Cash returned to shareholders through treasury stock purchases and dividends was $2.4 billion in 2019, compared with $2.1 billion in 2018.

The following tables present a summary of treasury stock activity during the years ended December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2019	2018
Treasury stock purchases	$1,627	$1,301
Number of shares purchased:
Share repurchase program	31,994	28,949
Other	592	392
Total shares purchased	32,586	29,341

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2019	2018
Stock issued from treasury:
Cash financing	$49	$58
Noncash financing	50	17
Total stock issued from treasury	$99	$75
Number of shares issued	2,324	1,939

Under share repurchase authorizations from the Company's board of directors, the Company purchased 32.0 million shares of its common stock in 2019, compared with 28.9 million shares in 2018. As of December 31, 2019, a remaining balance of 37.1 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. The Company currently plans to repurchase $1.3 billion to $1.7 billion of its common stock in 2020, assuming stable capital conditions and absent compelling alternatives. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2019 of $1.08 per share increased 3.8% over 2018. The following table presents the dividend activity for the years ended December 31.

Dividends Paid to Shareholders

(In millions)	2019	2018
Dividends paid in cash	$771	$793
Dividends through issuance of treasury shares	30	8
Total dividends to shareholders	$801	$801

In January 2020, the board of directors announced a 3.7% increase in the quarterly cash dividend, effective with the first quarter of 2020. The first quarter 2020 cash dividend of $.28 per share is payable on March 2, 2020, to shareholders of record at the close of business on February 19, 2020.

Regulatory Restrictions

Aflac, CAIC and TOIC are domiciled in Nebraska and are subject to its regulations. Subsequent to the Japan branch conversion to a subsidiary, Aflac Japan is domiciled in Japan and subject to local regulations. The Nebraska Department of Insurance imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the Nebraska Department of Insurance is required for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In addition, the Nebraska insurance department must approve service arrangements and other transactions within the affiliated group of companies. These regulatory limitations are not expected to affect the level of management fees or dividends paid to the Parent Company. (See below for discussion of restrictions imposed by Japanese insurance regulators.) A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

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

Aflac's company action level RBC ratio was 539% as of December 31, 2019, compared with 560% at December 31, 2018. Aflac’s RBC ratio remains high and reflects a strong capital and surplus position. As of December 31, 2019, Aflac's total adjusted capital of $2.2 billion exceeded the company action level required capital and surplus of $.4 billion by $1.8 billion. With the announcement of the Japan branch conversion to a subsidiary, we had announced our intention to remove excess capital out of Aflac, targeting a 500% RBC by the end of 2019. As of December 31, 2019, the Company has completed the RBC drawdown plan and has moved $1.75 billion of capital from Aflac to the Parent Company, supporting the Company's capital deployment and risk management activities.

The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2020 in excess of $864 million would be considered extraordinary and require such approval. Following the Japan branch conversion to a subsidiary, the Company used extraordinary dividends as needed to actively manage to appropriate RBC levels that are lower yet sufficient to maintain ratings and support prudent capital management. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York. See Note 13 of the Notes to the Consolidated Financial Statements for information regarding the impact of permitted practices by the Nebraska Department of Insurance on the Company's statutory capital and surplus.

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

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA). Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and estimated projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group. In November 2019, Aflac filed its ORSA report with the Nebraska Department of Insurance.

In addition to limitations and restrictions imposed by U.S. insurance regulators, after the Japan branch conversion on April 1, 2018, the new Japan subsidiary is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock, accumulated other comprehensive income amounts, capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has one senior unsecured revolving credit facility in the amount of ¥100 billion and a committed reinsurance facility in the amount of approximately ¥110 billion as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. See Notes 8 and 9 of the Notes to the Consolidated Financial Statements for additional information.

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

Aflac's SMR ratio remains high and reflects a strong capital and surplus position. As of December 31, 2019, Aflac Japan's SMR was 1,043%, compared with 965% at December 31, 2018. As part of the conversion of Aflac Japan from a branch to a subsidiary on April 1, 2018, the Company experienced an accounting-driven decline in the SMR of approximately 130 points, compared with the SMR as of December 31, 2017. The Company expects to be able to pay dividends out of certain accounts, thus restoring this accounting impact over an estimated three-year period.

The FSA has been conducting field testing with the insurance industry concerning the introduction of an economic value-based solvency regime. The field testing will assist the FSA in determining if an economic value-based solvency regime in Japan will be appropriate for the insurance industry.

Privacy and Cybersecurity Governance

The Company’s Board of Directors has adopted an information security policy directing management to establish and operate a global information security program with the goals of monitoring existing and emerging threats and ensuring that the Company’s information assets and data, and the data of its customers, are appropriately protected from loss or theft. The Board has delegated oversight of the Company’s information security program to the Audit and Risk Committee. The Company’s senior officers, including its Global Security and Chief Information Security Officer, are responsible for the operation of the global information security program and regularly communicate with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, current and evolving threats, and recommendations for changes in the information security program. The global information security program also includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. This framework establishes a protocol to report certain incidents to the Global Security and Chief Information Security Officer and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Audit and Risk Committee. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 81% of its liabilities are reported as

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

of December 31, 2019, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Valuation of Investments, Including Derivatives, and Recognition of Other-than-Temporary Impairments

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

The Company routinely reviews its investments that have experienced declines in fair value to determine if the decline is other than temporary. The identification of distressed investments, the determination of fair value if not publicly traded and the assessment of whether a decline is other than temporary involve significant management judgment. The Company must apply considerable judgment in determining the likelihood of the security recovering in value while the Company owns it. Factors that may influence this include the Company's assessment of the issuer’s ability to continue making timely payments of interest and principal, the overall level of interest rates and credit spreads, and other factors. This process requires consideration of risks, which can be controlled to a certain extent, such as credit risk, and risks which cannot be controlled, such as interest rate risk. Management updates its evaluations regularly and reflects impairment losses in the Company's net earnings or other comprehensive income, depending on the nature of the loss, as such evaluations are revised.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Policy Liabilities

The Company's policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 85% and 4% of total policy liabilities as of December 31, 2019, respectively.

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

The Company's insurance products provide fixed-benefit amounts per occurrence that are not subject to medical-cost inflation. Furthermore, the Company's business is widely dispersed in both the U.S. and Japan. This geographic dispersion and the nature of the Company's benefit structure mitigate the risk of a significant unexpected increase in claims payments due to epidemics and events of a catastrophic nature. Claims incurred under Aflac's policies are generally reported and paid in a relatively short time frame. The unpaid claims liability is sensitive to morbidity assumptions, in particular, severity and frequency of claims. Severity is the ultimate size of a claim, and frequency is the number of claims incurred. The Company's claims experience is primarily related to the demographics of its policyholders.

As a part of its established financial reporting and accounting practices and controls, the Company performs detailed annual actuarial reviews of its policyholder liabilities (gross premium valuation analysis) and reflects the results of those reviews in its results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, the Company’s annual reviews in 2019 and 2018 indicated no need to strengthen liabilities associated with policies in Japan. For Aflac U.S., the Company's annual reviews in 2019 and 2018 indicated no need to strengthen liabilities associated with policies in the U.S.

The table below reflects the growth of the future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2019	2018
Aflac U.S.	$9,405	$9,137
Growth rate	2.9%	3.8%
Aflac Japan	$81,462	$77,812
Growth rate	4.7%	5.6%
Consolidated	$90,335	$86,368
Growth rate	4.6%	5.5%
Yen/dollar exchange rate (end of period)	109.56	111.00
Aflac Japan	¥8,925	¥8,637
Growth rate	3.3%	3.8%

The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of the Company's in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, the Company considers many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. The Company monitors these conditions closely and make adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, the Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

does not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2019, to changes in severity and frequency of claims.
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$0	$25	$50	$76	$101
Increase by 1%	(25)	0	25	50	76
Unchanged	(49)	(25)	0	25	50
Decrease by 1%	(73)	(49)	(25)	0	25
Decrease by 2%	(97)	(73)	(49)	(25)	0

Other policy liabilities, which accounted for 11% of total policy liabilities as of December 31, 2019, consisted primarily of annuity and unearned premium reserves, and discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 24% and 29% of the December 31, 2019 and 2018 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Future Adoption of Accounting Standard for Long-Duration Insurance Contracts

In August 2018, the FASB issued ASU 2018-12, “Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts.” The update, which is expected to significantly change how insurers account for long-duration contracts, amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update cash flow assumptions for the liability for future policy benefits at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures. In November 2019, the FASB issued ASU 2019-09, “Financial Services - Insurance (Topic 944): Effective Date”, which defers the effective date of ASU 2018-12 for all entities. The amendments are effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC,for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early application of the amendments is permitted, however, the Company does not expect to early adopt the updated standard.

The Company is thoroughly evaluating the impact of ASU 2018-12 adoption and expects it will have a significant impact on the Company’s reported financial position, results of operations, and disclosures under U.S. GAAP accounting. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes and controls while the requirement to update the discount rate will have a significant impact on its AOCI and equity. The Company currently has no products with market risk benefits.

There are two permitted transition methods upon adoption. The default transition method is a modified retrospective approach or companies may elect to apply the amendments using a full retrospective approach.

Under the modified retrospective method, the opening reserve balance at the transition date, January 1, 2020, would generally be the same as the closing balance before transition; however, it would be updated for changes in the discount rate required under the new guidance.

Regardless of the transition method selected, the new guidance requires that discount rates used for discounting of insurance liabilities be initially adjusted on the adoption date and subsequently at each reporting period to the market levels for the upper-medium-grade (low credit risk) fixed income instrument yields (single-A in the currency of the underlying insurance contract) reflecting the duration of the company’s insurance liabilities. Long duration of the Company’s third-sector insurance liabilities in Japan coupled with limited-to-no-liquidity of the Japanese long-dated fixed-income market creates challenges in application of the market-based discount rate guidance and will require the Company to apply significant judgments in designing discount rate methodologies for its Japanese third-sector liabilities. The update of the discount rate would be recognized in AOCI under both transition methods.

Under the full retrospective method, the Company would restate all historical periods based upon actual historical experience as of contract inception and its updated view of the contractual cash flow projections at transition. A cumulative catch-up adjustment to opening retained earnings would be recognized to reflect the actual experience and updated projections. Companies are permitted to apply a full retrospective transition approach if actual historical information is available for all contracts that will be affected by the new guidance.

The Company has selected the modified retrospective transition method.

The Company expects that under either transition method, the impact to its reported financial statements under U.S. GAAP will be greatly influenced by the nature of the Company’s business model. Adoption of the new guidance will reflect the Company’s concentration in Japan third-sector business, in particular cancer insurance, with respect to which the duration of liabilities is materially longer than asset durations, while Japan’s aggregate block of business continues to see favorable experience from mortality, morbidity, and expenses. Under the modified retrospective method, the impact of a low discount rate applied to long-duration third sector liabilities is recognized at adoption, while associated favorable morbidity margins are recognized over time thus driving a pronounced timing impact to U.S. GAAP equity. In addition, with respect to the Japan segment, the Company maintains a large portfolio of assets designated as held-to-maturity (HTM) as a strategy to reduce capital (solvency margin ratio or SMR) volatility. In a low interest rate environment, such as presently exists in Japan, assets designated as HTM that were purchased in a higher interest rate environment have significant embedded gains not reflected in AOCI (HTM securities are carried at amortized cost under U.S. GAAP), which serves as an economic offset to a low discount rate applied to policy liabilities. At December 31, 2019, the Company’s HTM portfolio was $30.1 billion at amortized cost and had $7.5 billion in net unrealized gains. Pursuant to the implementation of ASU 2019-04, ”Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Instruments” (see Note 1 for additional details of this ASU), effective on January 1, 2020, the Company anticipates the reclassification of approximately $6.9 billion (at amortized cost) of pre-payable fixed maturity securities from the HTM to the available-for-sale (AFS) category. This reclassification is expected to result in recording in AOCI a net unrealized gain of approximately $800 million on an after-tax basis based on the securities’ fair values on the reclassification date. After adoption of ASU 2018-12, the Company also expects net earnings and net earnings per share (which were $3.3 billion and $4.43 per diluted share, respectively, in 2019) to reflect larger quarterly fluctuations due to the new requirement to update assumptions for liability for future policy benefits.

As an example of the potential impact of the new guidance, and for illustrative purposes only, under the modified retrospective method and in a low interest rate environment, the Company would expect AOCI (which was $6.6 billion at December 31, 2019) to significantly decline upon adoption and to thereafter reflect larger quarterly fluctuations due to the new requirement to quarterly adjust discount rates. Conversely, in a higher interest rate environment, and assuming adoption of the modified retrospective method, the Company would expect AOCI to decline less or even increase (depending on the specifics of the interest rate environment), as well as to reflect quarterly fluctuations. Under the full retrospective method, the Company would expect lesser declines or increases in total equity upon adoption compared to the modified retrospective method due to the potential offsetting effect from updating experience and cash flow projections.

The ultimate impact on these items from the Company’s implementation of the updated standard is subject to assessments that are dependent on many variables, including but not limited to (i) the transition method selected by the Company, (ii) how certain aspects of the new standard will be interpreted and implemented by the Company and other similar companies, such as (but not limited to) amortization of deferred acquisition costs and selection of discounting methodologies and inputs, as well as establishment of policies, processes and controls for setting, monitoring and periodically updating reserve assumptions, and (iii) changes in the interest rate environment in the US and Japan. The impact on transition under the modified retrospective method will be driven by updating discount rates that will increase reserves and lower AOCI by the corresponding amount.

The Company expects that while the adoption of this new accounting guidance will affect the Company’s financial statements under U.S. GAAP, it will not impact financial statements for Aflac Japan under FSA requirements or for Aflac U.S. under applicable statutory requirements. Therefore, the Company does not expect adoption of the updated standard to impact its overall cash flows, subsidiaries’ dividend capacity or their ability to meet applicable regulatory capital standards, nor does the Company anticipate adoption to affect its existing debt covenants or strategies for capital deployment.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The Company has taken steps to refine the strategy to mitigate currency exposure of Aflac Japan from U.S. dollar-denominated investments while balancing the consideration of the economic equity surplus in Aflac Japan. This refinement in strategy resulted in an increased amount of the unhedged U.S. dollar-denominated investments held in Aflac Japan while at the same time mitigating hedge cost increases. Generally, Aflac Japan’s exposure to the currency risk increases when its portfolio of unhedged U.S. dollar-denominated investments increases. As the value of the U.S. dollar-denominated investment portfolio in Aflac Japan fluctuates and the Company’s business model evolves, the Company periodically reevaluates this size of the unhedged portfolio and may accordingly adjust up or down its currency hedging targets. See additional discussion in the Risk Factors section titled "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate."

The Parent Company

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
Aside from the activities discussed above, the Company generally does not convert yen into U.S. dollars; however, it does translate financial statement amounts from yen into U.S. dollars for financial reporting purposes. Therefore, reported amounts are affected by foreign currency fluctuations. The Company reports unrealized foreign currency translation gains and losses in AOCI. In periods when the yen weakens against the dollar, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into U.S. dollars causes more U.S. dollars to be reported. The weakening of the yen relative to the U.S. dollar will generally adversely affect the value of the Company's yen-denominated investments in U.S. dollar terms. The Company also considers the economic equity surplus in Aflac Japan and related exposure to foreign currency. The Company manages this currency risk by investing a portion of Aflac Japan's investment portfolio in U.S. dollar-denominated securities and by the Parent Company's issuance of yen-denominated debt. As a result, the effect of currency fluctuations on the Company's net assets is reduced.
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

(In millions)	2019			2018
Yen/dollar exchange rates	94.56	109.56 (1)	124.56	96.00	111.00(1)	126.00
Yen-denominated financial instruments:
Assets:
Securities available for sale:
Fixed maturity securities (2)	$60,391	$52,123	$45,846	$55,600	$48,086	$42,362
Fixed maturity securities - consolidated variable interest entities (3)	995	858	755	941	814	717
Securities held to maturity:
Fixed maturity securities	34,858	30,085	26,462	35,055	30,318	26,709
Equity securities	763	658	579	742	641	565
Cash and cash equivalents	1,296	1,119	984	988	855	753
Derivatives	2,718	482	2,457	2,712	417	949
Other financial instruments	271	234	205	253	219	192
Subtotal	101,292	85,559	77,288	96,291	81,350	72,247
Liabilities:
Notes payable	2,968	2,558	2,253	2,120	1,831	1,615
Derivatives	1,807	586	3,463	1,318	387	2,138
Subtotal	4,775	3,144	5,716	3,438	2,218	3,753
Net yen-denominated financial instruments	96,517	82,415	71,572	92,853	79,132	68,494
Other yen-denominated assets	10,304	8,893	7,822	10,795	9,336	8,225
Other yen-denominated liabilities	118,869	102,595	90,240	113,994	98,590	86,853
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(12,048)	$(11,287)	$(10,846)	$(10,346)	$(10,122)	$(10,134)
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

	2019		2018
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt securities:
Fixed maturity securities:
Yen-denominated	$90,575	$78,193	$85,622	$73,673
Dollar-denominated	38,281	35,013	33,995	31,327
Total debt securities	$128,856	$113,206	$119,617	$105,000
Commercial mortgage and other loans	$9,648	$9,540	$6,893	$6,834
Derivatives	$482	$527	$417	$614
Liabilities:
Notes payable (1)	$6,935	$6,065	$5,876	$5,415
Derivatives	586	463	387	422
(1) Excludes lease obligations

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

(In years)	2019	2018
Yen-denominated debt securities	15	16
Policy benefits and related expenses to be paid in future years	14	15
Premiums to be received in future years on policies in force	10	10

The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2019	2018
Dollar-denominated debt securities	9	9
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	6	6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2019			2018
	U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.68%	.96%	(1)	3.69%	1.00%	(1)
New money yield on investments	4.33	3.70		4.44	2.94
Policies in force at year-end:
Required interest on policy reserves	5.26	3.20	(1)	5.34	3.29	(1)
Portfolio book yield, end of period	5.22	2.51		5.44	2.49
(1)Represents investments for Aflac Japan that support policy obligations and therefore excludes Aflac Japan’s annuity products

Aflac Japan investment yields above includes U.S. dollar–denominated investment yields prior to factoring in amortized hedge costs. The Company continues to monitor the spread between its new money yield and the required interest assumption for newly issued products in both the U.S. and Japan and will re-evaluate those assumptions as necessary. Currently, when investments the Company owns mature, the proceeds may be reinvested at a yield below that of the interest required for the accretion of policy benefit liabilities on policies issued in earlier years. Overall, adequate profit margins exist in Aflac Japan's aggregate block of business because of changes in the mix of business and favorable experience from mortality, morbidity and expenses.

The Company holds investments and has issued debt with interest rates based on LIBOR, and also holds derivatives that reference LIBOR. Regulatory and industry initiatives to eliminate LIBOR as an interest rate benchmark may create uncertainty in the valuation of LIBOR-based loans, as well as for other LIBOR-based derivatives and assets. This may adversely impact both pricing and liquidity in such instruments. The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes (including to support alternative reference rates) and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

Periodically, the Company may enter into derivative transactions to hedge interest rate risk, depending on general economic conditions. For additional information on interest rate derivatives, see the Hedging Activities subsection of MD&A and Note 4 of the accompanying Notes to the Consolidated Financial Statements.

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

Evaluating the underlying risks in the Company's credit portfolio involves a multitude of factors including but not limited to its assessment of the issuer's or borrower's business activities, assets, products, market position, financial condition, and future prospects. The Company incorporates the assessment of the NRSROs in assigning credit ratings and incorporates the rating methodologies of its external managers in assigning loan ratings to portfolio holdings. The Company performs extensive internal assessments of the credit risks for all its portfolio holdings and potential new investments, which includes using analyses provided by the Company's specialist external managers. For assets managed by external asset managers, the Company provides investment and credit risk parameters that must be used when making investment decisions and requires ongoing monitoring and reporting from the asset managers on significant changes in credit risks within the portfolio.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Investment Concentrations

The Company's 15 largest global investment exposures were as follows:

Largest Global Investment Positions
(In millions)
December 31, 2019

Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
Book Value	Securities	Rating
1	Japan National Government (1)	$51,726	47.26%	A+
2	Bank of America NA	416.38
Bank of America Corp.	233.21	A
Bank of America Corp.	183.17	BBB+
3	Bank of Tokyo-Mitsubishi UFJ Ltd.	411.38	A-
4	Investcorp SA	388.35	BB
5	Republic of South Africa	365.33	BB+
6	Banobras	338.31	BBB+
7	Walt Disney Co.	330.30	A
8	Nordea Bank AB	306.28
Nordea Bank AB	234.21	A-
Nordea Bank AB	72.07	BBB+
9	AXA	296.27	BBB+
10	Japan Expswy Hld and Debt	295.27	A+
11	Deutsche Telekom AG	295.27	BBB+
12	AT&T Inc.	293.27	BBB
13	CFE	291.27	BBB+
14	Petroleos Mexicanos (Pemex)	274.25	BBB-
15	Czech Republic	274.25	AA-
Subtotal	$56,298	51.44%
Total fixed maturity securities	$109,456	100.00%
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

Geographical Exposure

The following table indicates the geographic exposure of the Company's debt securities as of December 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

	2019		2018
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$56,020	51.2%	$55,486	51.8%
United States and Canada (1)	30,321	27.7	29,371	27.4
United Kingdom	3,371	3.1	3,038	2.8
Germany	2,441	2.2	2,179	2.0
France	2,261	2.1	2,030	1.9
Peripheral Eurozone	1,788	1.6	2,165	2.0
Portugal	91.1		215.2
Italy	1,108	1.0	1,261	1.2
Ireland	12.0		29.0
Spain	577.5		660.6
Nordic Region	1,878	1.7	1,615	1.6
Sweden	972.9		779.7
Norway	383.3		378.4
Denmark	333.3		270.3
Finland	190.2		188.2
Other Europe	2,699	2.5	2,425	2.3
Netherlands	1,276	1.2	1,206	1.1
Switzerland	417.4		258.2
Czech Republic	484.4		451.5
Austria	127.1		125.1
Belgium	189.2		178.2
Poland	183.2		180.2
Luxembourg	23.0		27.0
Asia excluding Japan	2,671	2.5	2,722	2.5
Africa and Middle East	1,801	1.6	2,018	1.9
Latin America	2,183	2.0	2,153	2.0
Australia	1,774	1.6	1,620	1.5
All Others	248.2		352.3
Total fixed maturity securities	$109,456	100.0%	$107,174	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of deposits at both December 31, 2019 and 2018, respectively, of which 100% had principal and interest insurance at both December 31, 2019 and 2018, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Counterparties
The Company is a direct counterparty to the majority of derivative instruments and is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. For the foreign currency swaps associated with the Company's VIE investments for which it is the primary beneficiary, the Company bears the risk of foreign exchange and/or credit loss due to counterparty default even though it is not a direct counterparty to those contracts. The risk of counterparty default for the Company's VIE and senior note and subordinated debenture swaps, foreign currency swaps, certain foreign currency forwards, foreign currency options and interest rate swaptions is mitigated by collateral posting requirements that counterparties to those transactions must meet. If collateral posting agreements are not in place, the counterparty risk associated with foreign currency forwards and foreign currency options is the risk that at expiry of the contract, the counterparty is unable to deliver the agreed upon amount of yen at the agreed upon price or delivery date, thus exposing the Company to additional unhedged exposure to U.S. dollars in the Aflac Japan investment portfolio. See Note 4 of the accompanying Notes to the Consolidated Financial Statements for more information.

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $80 million.

Item 8. Financial Statements and Supplementary Data

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on the Company's evaluation under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2019, which is included herein.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 21, 2020

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Item 8. Financial Statements and Supplementary Data

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the measurement of fair value of certain investments and derivatives
As discussed in Note 5 to the consolidated financial statements, the Company has certain privately issued securities and derivative instruments associated with variable interest entities (VIEs) that require significant judgment in the estimation of fair value. The fair value of privately issued securities are estimated using valuation models developed by a third party pricing vendor and require judgment to determine the inputs and assumptions used in the valuation models, such as credit default swap (CDS) spreads and the selection of comparable securities, when appropriate. The fair value of the Company’s derivatives associated with VIEs are also estimated using valuation models developed by a third party pricing vendor. Given the long duration of derivatives associated with VIEs, the estimate of the fair value requires judgment to extrapolate short-term observable data into long-term inputs for use in the valuation models. As of December 31, 2019, the value of privately issued securities are included within the financial statement captions of fixed maturity securities available for sale, at fair value; fixed maturity securities available for sale - consolidated variable interest entities, at fair value; and, fixed maturity securities held to maturity, at amortized cost, which totaled $86,950 million, $4,312 million, and $30,085 million, respectively. As of December 31, 2019, the fair value of derivatives associated with VIEs are included within the financial statement captions of other assets and other liabilities, which totaled $2,368 million and $3,440 million, respectively.
We identified the assessment of the measurement of fair value of certain privately issued securities and derivative instruments associated with VIEs as a critical audit matter. Due to the complexity of the valuation models, specialized valuation skills and knowledge and subjective auditor judgment were needed to evaluate the valuation models and the inputs and assumptions used in the models to estimate fair value.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls, with the involvement of valuation professionals when appropriate, over the Company’s process to estimate the fair value of such securities and derivative instruments, including controls over the Company’s evaluation of the inputs, assumptions and estimates of fair value obtained from its third party pricing vendor. We involved valuation professionals with specialized skills and knowledge to assist in assessing the estimated fair values of such securities and derivative instruments, which included:

–
Evaluating the inputs and assumptions used in the models to estimate the fair value of the privately issued securities, including an assessment of the determination of comparable securities and/or CDS spreads used by the third party pricing vendor for a selection of privately issued securities.

–
Assessing the internal models used by the Company to evaluate the fair values for privately issued securities and derivatives associated with VIEs obtained from the third party pricing vendor. We observed that differences, if any, in fair value between the Company and the third party pricing vendor above pre-established tolerances were investigated by the Company.

–
Developing an independent estimate of the fair value for a selection of privately issued securities and derivative instruments associated with VIEs and comparing our independent estimate to the fair value measurement recorded by the Company.

Item 8. Financial Statements and Supplementary Data

Assessment of the estimate of unpaid policy claims
As discussed in Note 1 to the consolidated financial statements, unpaid policy claims are estimates computed primarily on an undiscounted basis using statistical analyses of historical claims experience adjusted for current trends and changed conditions. The estimates are evaluated by the Company and, as new claim experience emerges, the estimates are adjusted as necessary. As of December 31, 2019, the Company recorded a liability for unpaid policy claims of $4,659 million.
We identified the assessment of the estimate of unpaid policy claims as a critical audit matter. Specialized actuarial skills and knowledge and subjective auditor judgment were needed to evaluate the actuarial methodologies and assumptions used to estimate the unpaid policy claims liability and determine that the Company’s methodologies are consistent with generally accepted actuarial methodologies.
The primary procedures we performed to address this critical audit matter included the following. We tested, with the involvement of actuarial professionals when appropriate, certain internal controls over the Company’s process to estimate the unpaid policy claims liability, including controls related to the evaluation of the actuarial methodologies and assumptions used in the calculation of the unpaid policy claims liability. We involved actuarial professionals with specialized skills and knowledge to assist in assessing the unpaid policy claims liability, which included:

–	Assessing the actuarial methodologies and assumptions utilized by the Company by comparing them to generally accepted actuarial methodologies and historical results.

–	Evaluating the Company’s estimate of the unpaid policy claims liability by comparing to historical results and our expectations of changes in the estimate.

–
Developing an independent range for the estimate of unpaid policy claims for certain products to evaluate the Company’s recorded liability and assessing any movement of the recorded liability within our range.

–
Evaluating the Company’s historical ability to estimate unpaid policy claims by comparing the unpaid policy claims liability for certain products recorded by the Company at various historical periods to an independent range developed using claims paid through December 31, 2019.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.
Atlanta, Georgia
February 21, 2020

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2019	2018	2017
Revenues:
Net premiums, principally supplemental health insurance	$18,780	$18,677	$18,531
Net investment income	3,578	3,442	3,220
Realized investment gains (losses):
Other-than-temporary impairment losses realized and loan loss reserves	(31)	(81)	(37)
Other gains (losses)	(104)	(349)	(114)
Total realized investment gains (losses)	(135)	(430)	(151)
Other income (loss)	84	69	67
Total revenues	22,307	21,758	21,667
Benefits and expenses:
Benefits and claims, net	11,942	12,000	12,181
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,282	1,245	1,132
Insurance commissions	1,321	1,320	1,316
Insurance and other expenses (1)	3,089	2,988	2,780
Interest expense	228	222	240
Total acquisition and operating expenses	5,920	5,775	5,468
Total benefits and expenses	17,862	17,775	17,649
Earnings before income taxes	4,445	3,983	4,018
Income tax expense:
Current	806	1,379	631
Deferred	335	(316)	(1,217)
Income taxes	1,141	1,063	(586)
Net earnings	$3,304	$2,920	$4,604
Net earnings per share:
Basic	$4.45	$3.79	$5.81
Diluted	4.43	3.77	5.77
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	742,414	769,588	792,042
Diluted	746,430	774,650	797,861

(1) Includes expense of $13 in 2017 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2019	2018	2017
Net earnings	$3,304	$2,920	$4,604
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	252	232	286
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	5,870	(3,155)	1,731
Reclassification adjustment for realized (gains) losses on fixed maturity securities included in net earnings	(18)	46	2
Unrealized gains (losses) on derivatives during period	(12)	2	1
Pension liability adjustment during period	(85)	(25)	9
Total other comprehensive income (loss) before income taxes	6,007	(2,900)	2,029
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,543	(797)	631
Other comprehensive income (loss), net of income taxes	4,464	(2,103)	1,398
Total comprehensive income (loss)	$7,768	$817	$6,002

See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions, except for share and per-share amounts)	2019	2018
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $76,063 in 2019 and $73,007 in 2018)	$86,950	$78,429
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,308 in 2019 and $3,849 in 2018)	4,312	4,466
Fixed maturity securities held to maturity, at amortized cost (fair value $37,594 in 2019 and $36,722 in 2018)	30,085	30,318
Equity securities, at fair value	802	987
Commercial mortgage and other loans (includes $7,956 in 2019 and $5,528 in 2018 of consolidated variable interest entities)	9,569	6,919
Other investments (includes $494 in 2019 and $328 in 2018 of consolidated variable interest entities)	1,477	787
Cash and cash equivalents	4,896	4,337
Total investments and cash	138,091	126,243
Receivables	828	851
Accrued investment income	772	773
Deferred policy acquisition costs	10,128	9,875
Property and equipment, at cost less accumulated depreciation (1)	581	443
Other	2,368	2,221
Total assets	$152,768	$140,406
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$90,335	$86,368
Unpaid policy claims	4,659	4,584
Unearned premiums	4,243	5,090
Other policyholders’ funds	7,317	7,146
Total policy liabilities	106,554	103,188
Income taxes	5,370	4,020
Payables for return of cash collateral on loaned securities	1,876	1,052
Notes payable and lease obligations (1)	6,569	5,778
Other	3,440	2,906
Total liabilities	123,809	116,944
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2019 and 2018; issued 1,349,309 shares in 2019 and 1,347,540 shares in 2018	135	135
Additional paid-in capital	2,313	2,177
Retained earnings	34,291	31,788
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,623)	(1,847)
Unrealized gains (losses) on fixed maturity securities	8,548	4,234
Unrealized gains (losses) on derivatives	(33)	(24)
Pension liability adjustment	(277)	(212)
Treasury stock, at average cost	(14,395)	(12,789)
Total shareholders’ equity	28,959	23,462
Total liabilities and shareholders’ equity	$152,768	$140,406

(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2019 related to leases.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2016	$135	$1,908	$25,981	$2,630	$(10,172)	$20,482
Net earnings	0	0	4,604	0	0	4,604
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	233	0	233
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,159	0	1,159
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	5	0	5
Dividends to shareholders ($.87 per share)	0	0	(690)	0	0	(690)
Exercise of stock options	0	38	0	0	0	38
Share-based compensation	0	51	0	0	0	51
Purchases of treasury stock	0	0	0	0	(1,391)	(1,391)
Treasury stock reissued	0	55	0	0	51	106
Balance at December 31, 2017	135	2,052	29,895	4,028	(11,512)	24,598
Cumulative effect of change in accounting principles, net of income tax (1)	0	0	(226)	226	0	0
Net earnings	0	0	2,920	0	0	2,920
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	228	0	228
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(2,316)	0	(2,316)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Pension liability adjustment during period, net of income taxes	0	0	0	(17)	0	(17)
Dividends to shareholders ($1.04 per share)	0	0	(801)	0	0	(801)
Exercise of stock options	0	34	0	0	0	34
Share-based compensation	0	54	0	0	0	54
Purchases of treasury stock	0	0	0	0	(1,317)	(1,317)
Treasury stock reissued	0	37	0	0	40	77
Balance at December 31, 2018	135	2,177	31,788	2,151	(12,789)	23,462
Net earnings	0	0	3,304	0	0	3,304
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	224	0	224
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	4,314	0	4,314
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(9)	0	(9)
Pension liability adjustment during period, net of income taxes	0	0	0	(65)	0	(65)
Dividends to shareholders ($1.08 per share)	0	0	(801)	0	0	(801)
Exercise of stock options	0	29	0	0	0	29
Share-based compensation	0	54	0	0	0	54
Purchases of treasury stock	0	0	0	0	(1,656)	(1,656)
Treasury stock reissued	0	53	0	0	50	103
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2019	2018	2017
Cash flows from operating activities:
Net earnings	$3,304	$2,920	$4,604
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(32)	(55)	(91)
Capitalization of deferred policy acquisition costs	(1,452)	(1,504)	(1,468)
Amortization of deferred policy acquisition costs	1,282	1,245	1,132
Increase in policy liabilities	2,104	2,343	2,890
Change in income tax liabilities	(244)	64	(1,240)
Realized investment (gains) losses	135	430	151
Other, net	358	571	150
Net cash provided (used) by operating activities	5,455	6,014	6,128
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	5,284	7,888	4,680
Equity securities	650	429	902
Held-to-maturity fixed maturity securities	622	1,670	2,212
Commercial mortgage and other loans	1,814	936	303
Costs of investments acquired:
Available-for-sale fixed maturity securities	(6,934)	(9,086)	(9,867)
Equity securities	(347)	(440)	(446)
Commercial mortgage and other loans	(4,401)	(4,848)	(2,115)
Other investments, net	(653)	(414)	(206)
Settlement of derivatives, net	(9)	(241)	(621)
Cash received (pledged or returned) as collateral, net	926	348	(205)
Other, net	(123)	176	(68)
Net cash provided (used) by investing activities	(3,171)	(3,582)	(5,431)
Cash flows from financing activities:
Purchases of treasury stock	(1,627)	(1,301)	(1,351)
Proceeds from borrowings	615	1,020	1,040
Principal payments under debt obligations	0	(550)	(1,161)
Dividends paid to shareholders	(771)	(793)	(661)
Change in investment-type contracts, net	(1)	(31)	35
Treasury stock reissued	49	58	33
Other, net	22	(19)	0
Net cash provided (used) by financing activities	(1,713)	(1,616)	(2,065)
Effect of exchange rate changes on cash and cash equivalents	(12)	30	0
Net change in cash and cash equivalents	559	846	(1,368)
Cash and cash equivalents, beginning of period	4,337	3,491	4,859
Cash and cash equivalents, end of period	$4,896	$4,337	$3,491
Supplemental disclosures of cash flow information:
Income taxes paid	$1,384	$998	$780
Interest paid	190	181	196
Noncash interest	37	41	44
Impairment losses and loan loss reserves included in realized investment losses	31	81	37
Noncash financing activities:
Lease obligations	132	11	12
Treasury stock issued for:
Associate stock bonus	15	7	29
Shareholder dividend reinvestment	30	8	29
Share-based compensation grants	5	2	1

See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 69% of the Company's total revenues in 2019, compared with 70% in both 2018 and 2017. The percentage of the Company's total assets attributable to Aflac Japan was 83% at December 31, 2019, compared with 84% at December 31, 2018.

In November 2019, the Company acquired Argus Holdings, LLC and its subsidiary Argus Dental & Vision, Inc. (Argus), a benefits management organization and national network dental and vision company, which provides a platform for Aflac Dental and Vision. The Company paid $75 million at closing and made an additional commitment of up to $21 million in contingent consideration payable over three years based on the achievement by Argus of certain performance targets. Argus is an addition to the Aflac U.S. segment.

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

Item 8. Financial Statements and Supplementary Data

derivatives are recorded as unrealized foreign currency translation gains (losses) in other comprehensive income and are included in accumulated other comprehensive income.

Insurance Revenue and Expense Recognition: Substantially all of the supplemental health and life insurance policies the Company issues are classified as long-duration contracts. The contract provisions generally cannot be changed or canceled during the contract period; however, the Company may adjust premiums for supplemental health policies issued in the U.S. within prescribed guidelines and with the approval of state insurance regulatory authorities.

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

The Company has investments in marketable equity securities which are carried at fair value. Changes in the fair value of equity securities are recorded in earnings as a component of realized investment gains and losses.

The Company has investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The Company is the primary beneficiary of certain VIEs, and therefore consolidates these entities in its financial statements. While the consolidated VIEs generally operate within a defined set of contractual terms, there are certain powers

Item 8. Financial Statements and Supplementary Data

that are retained by the Company that are considered significant in the conclusion that the Company is the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral; the ability to obtain the underlying collateral in the event of default; and, the ability to appoint or dismiss key parties in the structure. In particular, the Company's powers surrounding the underlying collateral were considered to be the most significant powers because those most significantly impact the economics of the VIE. The Company has no obligation to provide any continuing financial support to any of the entities in which it is the primary beneficiary. The Company's maximum loss is limited to its original investment. Neither the Company nor any of its creditors have the ability to obtain the underlying collateral, nor does the Company have control over the instruments held in the VIEs, unless there is an event of default. For those entities where the Company is the primary beneficiary, the consolidated entity's assets are segregated on the balance sheet by the caption "consolidated variable interest entities," and consist of fixed maturity securities, equity securities, loan receivables, limited partnerships and derivative instruments.

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

Item 8. Financial Statements and Supplementary Data

Commercial mortgage and other loans include transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs). The Company's investments in TREs, CMLs, and MMLs are accounted for as loan receivables and are recorded at amortized cost on the acquisition date. The Company has the intent and ability to hold these loan receivables for the foreseeable future or until they mature and therefore, they are considered held for investment and are carried at amortized cost in the commercial mortgage and other loans line in its consolidated balance sheets. The amortized cost of the loan receivables reflects allowances for expected incurred losses estimated based on past events and current economic conditions as of each reporting date.

Other investments include policy loans, limited partnerships, and short-term investments with maturities at the time of purchase of one year or less, but greater than 90 days. Limited partnerships are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its portion of partnership earnings as a component of net investment income in its consolidated statements of earnings. The underlying investments held by the Company’s limited partnerships primarily consist of private equity and real estate. Short-term investments are stated at amortized cost, which approximates fair value.

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
See Note 5 for a discussion on how the Company determines the fair value of its derivatives. Accruals on derivatives are typically recorded in other assets or within other liabilities in the consolidated balance sheets.

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
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In cash flow hedges, all components of each derivative's gain or loss are included in the assessment of hedge effectiveness.
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedged item and the portion of the hedging instrument included in the assessment of effectiveness are recorded in the line item of the consolidated statements of earnings in which gain or loss on the hedged item is recorded. When assessing the effectiveness

Item 8. Financial Statements and Supplementary Data

of the Company's fair value hedges, the Company excludes the changes in fair value related to the difference between the spot and the forward rate on its foreign currency forwards and the time value of money of foreign exchange options and interest rate swaptions. For interest rate swaptions designated under fair value hedges of interest rate risk, the change in the time value of money is recognized in other comprehensive income (loss) and amortized into earnings (net investment income) over its legal term.
As discussed in Note 4, from time to time the Company designates net investment hedges of its net investment in Aflac Japan. The Company makes its net investment hedge designation at the beginning of each quarter. For derivative hedging instruments designated as net investment hedges, Aflac follows the spot-rate method. According to that method, the change in fair value of the hedging instrument due to fluctuations in the spot exchange rate is recorded in the unrealized foreign currency component of other comprehensive income and reclassified to earnings only when the hedged net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed. If and when a sale or liquidation occurs, the changes in fair value of the derivative deferred in the unrealized foreign currency component of other comprehensive income will be released in the same income statement line item where the gain (loss) on the hedged net investment would be recorded upon sale. All other changes in fair value of the hedging instrument are considered the “excluded component” and are accounted for in realized investment gains (losses). Should these designated net investment hedge positions exceed the Company's net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds its investment in Aflac Japan would be recognized in current earnings within realized investment gains (losses).
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported within other gains (losses), which is a component of realized investment gains (losses). The fluctuations in estimated fair value of derivatives that have not been designated for hedge accounting can result in volatility in net earnings.

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

Item 8. Financial Statements and Supplementary Data

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
Unpaid policy claims are estimates computed primarily on an undiscounted basis using statistical analyses of historical claims experience adjusted for current trends and changed conditions. The ultimate liability may vary significantly from such estimates. The Company regularly adjusts these estimates as new claims experience emerges and reflects the changes in operating results in the year such adjustments are made.

Unearned premiums consist primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period.

Other policyholders’ funds liability consists primarily of the fixed annuity line of business in Aflac Japan which has fixed benefits and premiums.

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

Item 8. Financial Statements and Supplementary Data

its estimated share of the industry's obligation once it is determinable. The Company reviews the estimated liability for policyholder protection corporation contributions on an annual basis and reports any adjustments in Aflac Japan's expenses.

In the U.S., each state has a guaranty association that supports insolvent insurers operating in those states. The Company's policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile's statutory definition of insolvency, the amount of the loss is reasonably estimable and the related premium upon which the assessment is based is written. See Note 15 of the Notes to the Consolidated Financial Statements for further discussion of the guaranty fund assessments charged to the Company.

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
		Early adopted as of December 31, 2019	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations or disclosures.
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
ASU 2020-01 Clarifying the interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued amendments clarifying that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.

In addition, the amendments clarify that for the purpose of applying certain derivative guidance in Topic 815, an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in Topic 815 to determine the accounting for those forward contracts and purchased options.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted.
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

The Company did not reclassify any assets from held-to-maturity to available-for-sale as part of its implementation of ASU 2017-12, and is therefore eligible to reclassify qualifying securities as a result of these clarifications. Effective on January 1, 2020, the Company anticipates the reclassification of approximately $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity to the available-for-sale category. This reclassification is expected to result in recording in accumulated other comprehensive income a net unrealized gain of approximately $800 million on an after-tax basis, based on the securities’ fair values on the reclassification date. The reclassification will impact the adoption of ASU 2016-13 which will be effective January 1, 2020 (see ASU 2016-13 below for additional details).

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
ASU 2018-12
Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts
as clarified and amended by:
ASU No. 2019-09, Financial Services Insurance (Topic 944)- Effective Date

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

In November 2019, the FASB issued an amendment extending the effective date for public business entities that meet the definition of an SEC filer, excluding entities eligible to be small reporting companies as defined by the SEC, by one year. The amendments are now effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early application of the amendments is permitted.

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
ASU 2016-13
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments

as clarified and amended by:
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,
ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief
and
ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments- Credit Losses

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

The Company has substantially completed the review and validation of credit models, methodologies and inputs for all asset classes. The Company performed parallel runs during the second, third and fourth quarters and refined its estimation process with additional parallel testing throughout 2019. The Company has estimated the adoption-date net after-tax impact at a $56 million decrease to retained earnings. As noted above relative to ASU 2019-04, the Company is planning a one-time reclassification as of January 1, 2020 of approximately $6.9 billion (amortized cost as of December 31, 2019) of its eligible fixed-maturity securities from held-to-maturity to available-for-sale category. The aforementioned reclassification has been reflected in the expected impact estimate from adoption of ASU 2016-13. The Company plans to adopt this ASU on January 1, 2020.

Recent accounting guidance not discussed above is not applicable, did not have, or is not expected to have a material impact to the Company's business.

Item 8. Financial Statements and Supplementary Data

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

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by reportable segment and Corporate and other for the years ended December 31 follows:

(In millions)	2019	2018	2017
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$6,031	$5,849	$5,612
Medical and other health	3,582	3,516	3,379
Life insurance	3,159	3,397	3,761
Net investment income, less amortized hedge costs (1),(2)	2,496	2,403	2,235
Other income	45	41	41
Total Aflac Japan	15,313	15,206	15,028
Aflac U.S.:
Net earned premiums:
Accident/disability	2,665	2,611	2,537
Cancer	1,309	1,311	1,308
Other health	1,548	1,508	1,445
Life insurance	286	278	273
Net investment income	720	727	721
Other income	22	8	5
Total Aflac U.S.	6,550	6,443	6,289
Corporate and other (3)	393	339	272
Total adjusted revenues	22,256	21,988	21,589
Realized investment gains (losses) (1),(2),(3)	51	(230)	78
Total revenues	$22,307	$21,758	$21,667

(1) Amortized hedge costs of $257, $236 and $228 in 2019, 2018 and 2017, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(17) in 2019 and an immaterial amount in 2018 have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $89 in 2019 and $36 in 2018 related to certain foreign currency exposure management strategies has been reclassified from realized investment gains (losses) and reported as an increase to net investment income when analyzing operations.

Item 8. Financial Statements and Supplementary Data

(In millions)	2019	2018	2017
Pretax earnings:
Aflac Japan (1),(2)	$3,261	$3,208	$3,054
Aflac U.S.	1,272	1,285	1,245
Corporate and other (3),(4)	(72)	(139)	(212)
Pretax adjusted earnings (5)	4,461	4,354	4,087
Realized investment gains (losses) (1),(2),(3),(4)	(15)	(297)	0
Other income (loss) (6)	(1)	(74)	(69)
Total earnings before income taxes	$4,445	$3,983	$4,018
Income taxes applicable to pretax adjusted earnings	$1,147	$1,129	$1,370
Effect of foreign currency translation on after-tax adjusted earnings	15	28	(41)

(1) Amortized hedge costs of $257, $236 and $228 in 2019, 2018 and 2017, respectively, related to certain foreign currency exposure management strategies have been reclassified from realized investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(17) in 2019 and an immaterial amount in 2018 have been reclassified from realized investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $89 in 2019 and $36 in 2018 related to certain foreign currency exposure management strategies has been reclassified from realized investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(4) A gain of $66 in 2019, $67 in 2018 and $77 in 2017, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from realized investment gains (losses) and included in adjusted earnings when analyzing operations.
(5) Includes $135, $122 and $122 of interest expense on debt in 2019, 2018 and 2017
(6) Includes expense of $13 in 2017 for the early extinguishment of debt

Assets as of December 31 were as follows:

(In millions)	2019	2018
Assets:
Aflac Japan	$127,523	$118,342
Aflac U.S.	20,945	19,100
Corporate and other	4,300	2,964
Total assets	$152,768	$140,406

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2019	2018	2017
Statements of Earnings:
Weighted-average yen/dollar exchange rate (1)	109.07	110.39	112.16
Yen percent strengthening (weakening)	1.2%	1.6%	(3.1)%
Exchange effect on pretax adjusted earnings (in millions)	$20	$38	$(63)

	2019	2018
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	109.56	111.00
Yen percent strengthening (weakening)	1.3%	1.8%
Exchange effect on total assets (in millions)	$1,225	$1,362
Exchange effect on total liabilities (in millions)	1,533	1,270

(1) Rates are based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM)

Item 8. Financial Statements and Supplementary Data

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

(In millions)	2019	2018	2017
Management fees	$75	$136	$93
Allocated expenses	4	24	109
Profit remittances	2,070	808	1,150
Total transfers from Aflac Japan	$2,149	$968	$1,352

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

(In millions)	2019	2018
Property and equipment:
Land	$168	$168
Buildings	473	456
Equipment and furniture	549	400
Total property and equipment	1,190	1,024
Less accumulated depreciation	609	581
Net property and equipment	$581	$443

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2019, $258 million, or 31.2% of total receivables, were related to Aflac Japan's operations, compared with $334 million, or 39.2%, at December 31, 2018.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2019	2018	2017
Fixed maturity securities	$3,141	$3,142	$3,173
Equity securities	37	38	42
Commercial mortgage and other loans	468	333	86
Other investments	53	36	8
Short-term investments and cash equivalents	56	41	25
Gross investment income	3,755	3,590	3,334
Less investment expenses	177	148	114
Net investment income	$3,578	$3,442	$3,220

Item 8. Financial Statements and Supplementary Data

Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,929	$5,169	$0	$36,098
Municipalities	516	116	3	629
Mortgage- and asset-backed securities	229	25	0	254
Public utilities	1,855	406	0	2,261
Sovereign and supranational	680	50	0	730
Banks/financial institutions	6,152	700	86	6,766
Other corporate	5,323	944	24	6,243
Total yen-denominated	45,684	7,410	113	52,981
U.S. dollar-denominated:
U.S. government and agencies	293	9	0	302
Municipalities	1,077	141	0	1,218
Mortgage- and asset-backed securities	149	7	0	156
Public utilities	3,804	725	10	4,519
Sovereign and supranational	239	73	0	312
Banks/financial institutions	2,879	646	4	3,521
Other corporate	25,246	3,255	248	28,253
Total U.S. dollar-denominated	33,687	4,856	262	38,281
Total securities available for sale	$79,371	$12,266	$375	$91,262

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,637	$3,700	$140	$34,197
Municipalities	385	32	9	408
Mortgage- and asset-backed securities	155	22	0	177
Public utilities	1,732	280	4	2,008
Sovereign and supranational	826	123	0	949
Banks/financial institutions	5,440	502	238	5,704
Other corporate	4,852	649	44	5,457
Total yen-denominated	44,027	5,308	435	48,900
U.S dollar-denominated:
U.S. government and agencies	137	9	1	145
Municipalities	1,343	120	8	1,455
Mortgage- and asset-backed securities	155	8	1	162
Public utilities	4,772	496	105	5,163
Sovereign and supranational	251	60	0	311
Banks/financial institutions	2,860	389	35	3,214
Other corporate	23,311	1,343	1,109	23,545
Total U.S. dollar-denominated	32,829	2,425	1,259	33,995
Total securities available for sale	$76,856	$7,733	$1,694	$82,895

	2019
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,241	$6,050	$0	$28,291
Municipalities	821	262	0	1,083
Mortgage- and asset-backed securities	16	1	0	17
Public utilities	2,535	419	0	2,954
Sovereign and supranational	1,123	197	0	1,320
Banks/financial institutions	916	105	3	1,018
Other corporate	2,433	485	7	2,911
Total yen-denominated	30,085	7,519	10	37,594
Total securities held to maturity	$30,085	$7,519	$10	$37,594

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,712	$5,326	$0	$27,038
Municipalities	359	110	0	469
Mortgage- and asset-backed securities	14	1	0	15
Public utilities	2,727	254	8	2,973
Sovereign and supranational	1,551	289	0	1,840
Banks/financial institutions	1,445	158	20	1,583
Other corporate	2,510	332	38	2,804
Total yen-denominated	30,318	6,470	66	36,722
Total securities held to maturity	$30,318	$6,470	$66	$36,722

	2019	2018
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$658	$641
U.S. dollar-denominated	144	346
Total equity securities	$802	$987

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During 2019 and 2018, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During 2017, the Company reclassified three investments from the held-to-maturity category to the available-for-sale category as a result of the issuers' credit rating being downgraded to below investment grade. At the time of the transfer, the securities had an aggregate amortized cost of $773 million and an aggregate unrealized gain of $47 million.

Item 8. Financial Statements and Supplementary Data

Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at December 31, 2019, were as follows:

(In millions)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$583	$612
Due after one year through five years	7,933	8,122
Due after five years through 10 years	11,347	12,819
Due after 10 years	59,130	69,299
Mortgage- and asset-backed securities	378	410
Total fixed maturity securities available for sale	$79,371	$91,262
Held to maturity:
Due in one year or less	$265	$270
Due after one year through five years	1,227	1,330
Due after five years through 10 years	532	599
Due after 10 years	28,045	35,378
Mortgage- and asset-backed securities	16	17
Total fixed maturity securities held to maturity	$30,085	$37,594

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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2019			2018
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$51,726	$62,584	A+	$51,207	$59,945
(1)Japan Government Bonds (JGBs) or JGB-backed securities
Realized Investment Gains and Losses

Information regarding pretax realized gains and losses from investments for the years ended December 31 follows:

Item 8. Financial Statements and Supplementary Data

(In millions)	2019	2018	2017
Realized investment gains (losses):
Fixed maturity securities:
Available for sale:
Gross gains from sales	$115	$101	$51
Gross losses from sales	(68)	(156)	(68)
Foreign currency gains (losses) on sales and redemptions	(16)	73	(48)
Other-than-temporary impairment losses	(13)	(64)	(7)
Total fixed maturity securities	18	(46)	(72)
Equity securities	101	(131)	71	(1)
Loan receivables:
Loan loss reserves	(18)	(19)	(8)
Total loan receivables	(18)	(19)	(8)
Derivatives and other:
Derivative gains (losses)	(174)	(224)	(109)
Foreign currency gains (losses)	(62)	(10)	(33)
Total derivatives and other	(236)	(234)	(142)
Total realized investment gains (losses)	$(135)	$(430)	$(151)

(1) Includes impairments of $22 in 2017

The unrealized holding gains, net of losses, recorded as a component of realized investment gains and losses for the year ended December 31, 2019, that relates to equity securities still held at the December 31, 2019, reporting date was $64 million.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments recorded in AOCI for the years ended December 31 follows:

(In millions)	2019	2018	2017
Changes in unrealized gains (losses):
Fixed maturity securities, available for sale	$5,852	$(3,142)	$1,657
Equity securities	0	0	71
Total change in unrealized gains (losses)	$5,852	$(3,142)	$1,728

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from fixed maturity securities at December 31 was as follows:

(In millions)	2019	2018
Unrealized gains (losses) on securities available for sale	$11,891	$6,039
Deferred income taxes	(3,343)	(1,805)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$8,548	$4,234

Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale and held-to-maturity investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

Item 8. Financial Statements and Supplementary Data

	2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Municipalities:
Yen-denominated	$80	$3	$80	$3	$0	$0
Public utilities:
U.S. dollar-denominated	306	10	69	2	237	8
Banks/financial institutions:
U.S. dollar-denominated	79	4	18	0	61	4
Yen-denominated	1,828	89	1,828	89	0	0
Other corporate:
U.S. dollar-denominated	4,261	248	792	53	3,469	195
Yen-denominated	636	31	636	31	0	0
Total	$7,190	$385	$3,423	$178	$3,767	$207

	2018
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
U.S. government and agencies:
U.S. dollar-denominated	$67	$1	$67	$1	$0	$0
Japan government and agencies:
Yen-denominated	3,604	140	3,604	140	0	0
Municipalities:
U.S. dollar-denominated	515	8	515	8	0	0
Yen-denominated	148	9	148	9	0	0
Mortgage- and asset- backed securities:
U.S. dollar-denominated	74	1	74	1	0	0
Public utilities:
U.S. dollar-denominated	1,585	105	892	48	693	57
Yen-denominated	604	12	604	12	0	0
Banks/financial institutions:
U.S. dollar-denominated	625	35	340	19	285	16
Yen-denominated	3,057	258	3,057	258	0	0
Other corporate:
U.S. dollar-denominated	12,899	1,109	5,782	407	7,117	702
Yen-denominated	1,306	82	1,306	82	0	0
Total	$24,484	$1,760	$16,389	$985	$8,095	$775

Analysis of Securities in Unrealized Loss Positions

The unrealized losses on the Company's fixed maturity securities investments have been primarily related to general market changes in interest rates, foreign exchange rates, and/or the levels of credit spreads rather than specific concerns with the issuer's ability to pay interest and repay principal.

Item 8. Financial Statements and Supplementary Data

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

Commercial Mortgage and Other Loans

The Company classifies its TREs, CMLs and MMLs as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for loan losses.

The table below reflects the composition of the carrying value for commercial mortgage and other loans by property type as of December 31.

(In millions)	2019		2018
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans
Transitional real estate loans:
Office	$1,800	18.7%	$1,621	23.3%
Retail	131	1.4	147	2.1
Apartments/Multi-Family	2,085	21.7	1,706	24.6
Industrial	256	2.7	250	3.6
Hospitality	1,036	10.8	531	7.6
Other	164	1.7	139	2.0
Total transitional real estate loans	5,472	57.0	4,394	63.2
Commercial mortgage loans:
Office	410	4.3	281	4.1
Retail	348	3.5	316	4.6
Apartments/Multi-Family	569	5.9	369	5.3
Industrial	383	4.0	99	1.4
Total commercial mortgage loans	1,710	17.7	1,065	15.4
Middle market loans	2,432	25.3	1,487	21.4
Total commercial mortgage and other loans	$9,614	100.0%	$6,946	100.0%
Allowance for Loan Losses	(45)		(27)
Total net commercial mortgage and other loans	$9,569		$6,919

Commercial mortgage and transitional real estate loans were secured by properties entirely within the U.S. (with the largest concentrations in California (20%), Texas (15%) and Florida (10%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Item 8. Financial Statements and Supplementary Data

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property.These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of December 31, 2019, the Company had $875 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of December 31, 2019, the Company had $27 million of outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $99 million and $56 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of December 31, 2019, and 2018, respectively.

As of December 31, 2019, the Company had commitments of approximately $502 million to fund potential future loan originations related to this investment program. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Allowance for Loan Losses

The Company's allowance for loan losses is established using both general and specific allowances. The general allowance is used for loans grouped by similar risk characteristics where a loan-specific or market-specific risk has not been identified, but for which the Company estimates probable incurred losses. The specific allowance is used on an individual loan basis when it is probable that a loss has been incurred. As of December 31, 2019, the Company had loan loss reserves of $6 million related to two specific middle market loans. There was no specific loan loss reserve as of December 31, 2018. The following table presents the rollforward of the Company's allowance for loan losses by portfolio segment during the year ended December 31.

(In millions)	Commercial Mortgage Loans	Transitional Real Estate Loans	Middle Market Loans	Total
Allowance for loan losses at December 31, 2018	$(1)	$(17)	$(9)	$(27)
Addition to (release of) allowance for credit losses	(2)	(5)	(11)	(18)
Allowance for loan losses at December 31, 2019	$(3)	$(22)	$(20)	$(45)

As of December 31, 2019 and 2018, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the Company held no loans that were on nonaccrual status or considered impaired as of December 31, 2019 and 2018. The Company had no troubled debt restructurings during the years ended December 31, 2019 and 2018.

Credit Quality Indicators

The key credit quality indicators used by the Company in establishing the general and specific loan loss reserves, as well as in determining whether or not a loan should be impaired, include loan-to-value and debt service coverage ratios for CMLs and TREs and ratings for its middle market loan portfolio. Given that transitional real estate loans involve properties undergoing renovation or construction, loan-to-value provides the most insight on the credit risk of the property. Middle market loans generally have below-investment-grade ratings. The performance of the loans are monitored and reviewed periodically, but not less than quarterly.

The table below summarizes key credit quality information by carrying value for CMLs and TREs as of December 31.

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Total
Loan-to-Value Ratio:
0%-59.99%	$1,424	$1,390	$2,814
60%-69.99%	1,927	297	2,224
70%-79.99%	2,085	23	2,108
80% or greater	36	0	36
Total	$5,472	$1,710	$7,182
Weighted Average Debt-Service Coverage Ratio		2.38

	2018
(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Total
Loan-to-Value Ratio:
0%-59.99%	$819	$877	$1,696
60%-69.99%	1,681	165	1,846
70%-79.99%	1,558	23	1,581
80% or greater	336	0	336
Total	$4,394	$1,065	$5,459
Weighted Average Debt-Service Coverage Ratio		2.45

Other Investments

The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2019	2018
Other investments:
Policy loans	$250	$232
Short-term investments (1)	628	152
Limited partnerships	569	377
Other	30	26
Total other investments	$1,477	$787
(1) Includes securities lending collateral

As of December 31, 2019, the Company had $1.3 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Item 8. Financial Statements and Supplementary Data

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
Investments in Consolidated Variable Interest Entities

	2019		2018
(In millions)	Cost or Amortized Cost	Fair Value	Cost or Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,308	$4,312	$3,849	$4,466
Equity securities	0	0	160	160
Commercial mortgage and other loans	7,956	8,015	5,528	5,506
Other investments (1)	494	494	328	328
Other assets (2)	169	169	182	182
Total assets of consolidated VIEs	$11,927	$12,990	$10,047	$10,642
Liabilities:
Other liabilities (2)	$126	$126	$102	$102
Total liabilities of consolidated VIEs	$126	$126	$102	$102

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

Item 8. Financial Statements and Supplementary Data

Investments in Variable Interest Entities Not Consolidated

	2019		2018
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,129	$4,884	$4,575	$4,982
Fixed maturity securities, held to maturity	1,848	2,236	2,007	2,254
Other investments (1)	75	74	49	49
Total investments in VIEs not consolidated	$6,052	$7,194	$6,631	$7,285

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

Item 8. Financial Statements and Supplementary Data

Details of collateral by loaned security type and remaining maturity of the agreements as of December 31 were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
2019
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Greater than 90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,013	$4,759	$5,772
Public utilities	35	0	0	35
Sovereign and supranational	2	0	0	2
Banks/financial institutions	48	0	0	48
Other corporate	778	0	0	778
Equity securities	0	0	0	0
Total borrowings	$863	$1,013	$4,759	$6,635
Gross amount of recognized liabilities for securities lending transactions				$1,876
Amounts related to agreements not included in offsetting disclosure in Note 4				$4,759
(1) The related loaned security, under the Company's Aflac U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

Securities Lending Transactions Accounted for as Secured Borrowings
2018
Remaining Contractual Maturity of the Agreements
(In millions)	Overnight and Continuous(1)	Up to 30 days	Greater than 90 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$387	1,190	$1,577
Municipalities	5	0	0	5
Public utilities	27	0	0	27
Banks/financial institutions	74	0	0	74
Other corporate	549	0	0	549
Equity securities	10	0	0	10
Total borrowings	$665	$387	$1,190	$2,242
Gross amount of recognized liabilities for securities lending transactions				$1,052
Amounts related to agreements not included in offsetting disclosure in Note 4				$1,190

(1) The related loaned security, under the Company's Aflac U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2019 and 2018, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2019, debt securities with a fair value of $18 million were on deposit with regulatory authorities in the U.S. (including U.S. territories). The Company retains ownership of all securities on deposit and receives the related investment income.

Item 8. Financial Statements and Supplementary Data

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

Item 8. Financial Statements and Supplementary Data

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

	2019			2018
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$75	$0	$8	$75	$1	$4
Total cash flow hedges	75	0	8	75	1	4
Fair value hedges:
Foreign currency forwards	964	0	38	2,086	0	34
Foreign currency options	11,573	0	5	9,070	3	1
Interest rate swaptions	243	0	0	500	0	1
Total fair value hedges	12,780	0	43	11,656	3	36
Net investment hedge:
Foreign currency forwards	4,952	72	2	0	0	0
Foreign currency options	2,000	0	0	0	0	0
Total net investment hedge	6,952	72	2	0	0	0
Non-qualifying strategies:
Foreign currency swaps	2,800	72	78	2,800	103	129
Foreign currency swaps - VIE	2,587	169	118	2,587	181	101
Foreign currency forwards	19,821	166	337	16,057	126	117
Foreign currency options	9,553	0	0	430	0	0
Interest rate swaps	7,120	3	0	4,750	3	0
Interest rate swaptions	7	0	0	0	0	0
Total non-qualifying strategies	41,888	410	533	26,624	413	347
Total derivatives	$61,695	$482	$586	$38,355	$417	$387

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

Item 8. Financial Statements and Supplementary Data

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.

Item 8. Financial Statements and Supplementary Data

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Realized Gains (Losses) Recognized for Fair Value Hedge
2019:
Foreign currency forwards	Fixed maturity securities	$(50)	$(64)	$14	$(12)	$2
Foreign currency options	Fixed maturity securities	(7)	(7)	0	0	0
Interest rate swaptions	Fixed maturity securities	(9)	(9)	0	0	0
Total gains (losses)		$(66)	$(80)	$14	$(12)	$2
2018:
Foreign currency forwards	Fixed maturity securities	$126	$(104)	$230	$(242)	$(12)
Foreign currency options	Fixed maturity securities	4	4	0	0	0
Interest rate swaptions	Fixed maturity securities	(1)	(1)	0	0	0
Total gains (losses)		$129	$(101)	$230	$(242)	$(12)
2017:
Foreign currency forwards	Fixed maturity and equity securities	$98	$(202)	$300	$(278)	$22
Foreign currency options	Fixed maturity securities	21	10	11	(10)	1
Total gains (losses)		$119	$(192)	$311	$(288)	$23

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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as realized investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in realized investment gains and losses consistent with the impact of the hedged item. For the years ended December 31, 2019 and 2018, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount as of December 31.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2019	2018	2019	2018
Fixed maturity securities	$4,633	$6,593	$256	$294
(1) The balance includes hedging adjustment on discontinued hedging relationships of $256 in 2019 and $294 in 2018.
The total notional amount of the Company's interest rate swaptions was $243 in 2019 and $500 in 2018. The hedging adjustment related to these derivatives was immaterial.

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 9) have been designated as non-derivative hedges.

Item 8. Financial Statements and Supplementary Data

Beginning in July 2019, certain foreign currency forwards and options were designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. Prior to April 1, 2018, foreign currency forwards and options were also designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan.

The Company's net investment hedge was effective during the years ended December 31, 2019, 2018 and 2017.
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
As of December 31, 2019, the Parent Company had cross-currency interest rate swap agreements related to its $350 million senior notes due February 2022, $700 million senior notes due June 2023, $750 million senior notes due November 2024 and $450 million senior notes due March 2025. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.
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

	2019				2018				2017
(In millions)	Net Investment Income (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Realized Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(2)	$(1)		$(4)	$0	$0		$3	$0	$0		$1
Total cash flow hedges	(2)	(1)	(3)	(4)	0	0	(3)	3	0	0	(3)	1
Fair value hedges:
Foreign currency forwards (3)		(62)				(116)				(180)
Foreign currency options (3)		(7)				4				11
Interest rate swaptions (3)	(1)	0		(8)	0	0		(1)	0	0		0
Total fair value hedges	(1)	(69)		(8)	0	(112)		(1)	0	(169)		0
Net investment hedge:
Non-derivative hedging instruments		0		(24)		0		(32)		0		(15)
Foreign currency forwards		10		83		0		0		0		(25)
Foreign currency options		(4)		0		0		(8)		0		5
Total net investment hedge		6		59		0		(40)		0		(35)
Non-qualifying strategies:
Foreign currency swaps		90				(40)				9
Foreign currency swaps - VIE		(68)				60				44
Foreign currency forwards		(148)				(135)				8
Credit default swaps		0				0				(1)
Interest rate swaps		17				3				0
Total non-qualifying strategies		(110)				(112)				60
Total	$(3)	$(174)		$47	$0	$(224)		$(38)	$0	$(109)		$(34)
(1) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact of cash flow hedges reported as realized investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the years ended December 31, 2019, 2018 and 2017, respectively.
(3)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

Item 8. Financial Statements and Supplementary Data

As of December 31, 2019, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of December 31, 2019, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $301 million and $139 million as of December 31, 2019 and 2018, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2019, the Company estimates that it would be required to post a maximum of $46 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Assets and Derivative Assets

2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$310	$0	$310	$(190)	$(7)	$(113)	$0
OTC - cleared	3	0	3	0	0	0	3
Total derivative assets subject to a master netting agreement or offsetting arrangement	313	0	313	(190)	(7)	(113)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	169		169				169
Total derivative assets not subject to a master netting agreement or offsetting arrangement	169		169				169
Total derivative assets	482	0	482	(190)	(7)	(113)	172
Securities lending and similar arrangements	1,860	0	1,860	0	0	(1,860)	0
Total	$2,342	$0	$2,342	$(190)	$(7)	$(1,973)	$172

Item 8. Financial Statements and Supplementary Data

2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$231	$0	$231	$(152)	$(23)	$(55)	$1
OTC - cleared	3	0	3	0	0	(3)	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	234	0	234	(152)	(23)	(58)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	183		183				183
Total derivative assets not subject to a master netting agreement or offsetting arrangement	183		183				183
Total derivative assets	417	0	417	(152)	(23)	(58)	184
Securities lending and similar arrangements	1,029	0	1,029	0	0	(1,029)	0
Total	$1,446	$0	$1,446	$(152)	$(23)	$(1,087)	$184

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$459	$0	$459	$(190)	$(222)	$(32)	$15
OTC - cleared	1	0	1	0	0	(1)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	460	0	460	(190)	(222)	(33)	15
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	126		126				126
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	126		126				126
Total derivative liabilities	586	0	586	(190)	(222)	(33)	141
Securities lending and similar arrangements	1,876	0	1,876	(1,860)	0	0	16
Total	$2,462	$0	$2,462	$(2,050)	$(222)	$(33)	$157

Item 8. Financial Statements and Supplementary Data

2018
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$285	$0	$285	$(152)	$(37)	$(68)	$28
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	285	0	285	(152)	(37)	(68)	28
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	102		102				102
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	102		102				102
Total derivative liabilities	387	0	387	(152)	(37)	(68)	130
Securities lending and similar arrangements	1,052	0	1,052	(1,029)	0	0	23
Total	$1,439	$0	$1,439	$(1,181)	$(37)	$(68)	$153

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5.

5.	FAIR VALUE MEASUREMENTS
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

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,878	$1,522	$0	$36,400
Municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities	0	232	178	410
Public utilities	0	6,556	224	6,780
Sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions	0	10,264	23	10,287
Other corporate	0	34,234	262	34,496
Total fixed maturity securities	34,878	55,697	687	91,262
Equity securities	642	80	80	802
Other investments	628	0	0	628
Cash and cash equivalents	4,896	0	0	4,896
Other assets:
Foreign currency swaps	0	72	169	241
Foreign currency forwards	0	238	0	238
Interest rate swaps	0	3	0	3
Total other assets	0	313	169	482
Total assets	$41,044	$56,090	$936	$98,070
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$78	$126	$204
Foreign currency forwards	0	377	0	377
Foreign currency options	0	5	0	5
Total liabilities	$0	$460	$126	$586

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,993	$1,349	$0	$34,342
Municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities	0	162	177	339
Public utilities	0	7,062	109	7,171
Sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions	0	8,895	23	8,918
Other corporate	0	28,789	213	29,002
Total fixed maturity securities	32,993	49,380	522	82,895
Equity securities	874	67	46	987
Other investments	152	0	0	152
Cash and cash equivalents	4,337	0	0	4,337
Other assets:
Foreign currency swaps	0	103	182	285
Foreign currency forwards	0	126	0	126
Foreign currency options	0	3	0	3
Interest rate swaps	0	3	0	3
Total other assets	0	235	182	417
Total assets	$38,356	$49,682	$750	$88,788
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$132	$102	$234
Foreign currency forwards	0	151	0	151
Foreign currency options	0	1	0	1
Interest rate swaptions	0	1	0	1
Total liabilities	$0	$285	$102	$387

Item 8. Financial Statements and Supplementary Data
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,241	$27,937	$354	$0	$28,291
Municipalities	821	0	1,083	0	1,083
Mortgage and asset-backed securities	16	0	7	10	17
Public utilities	2,535	0	2,954	0	2,954
Sovereign and supranational	1,123	0	1,320	0	1,320
Banks/financial institutions	916	0	1,018	0	1,018
Other corporate	2,433	0	2,911	0	2,911
Commercial mortgage and other loans	9,569	0	0	9,648	9,648
Other investments (1)	30	0	30	0	30
Total assets	$39,684	$27,937	$9,677	$9,658	$47,272
Liabilities:
Other policyholders’ funds	$7,317	$0	$0	$7,234	$7,234
Notes payable (excluding leases)	6,408	0	6,663	272	6,935
Total liabilities	$13,725	$0	$6,663	$7,506	$14,169
(1) Excludes policy loans of $250 and equity method investments of $569, at carrying value

Item 8. Financial Statements and Supplementary Data

		2018
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,712	$27,030	$8	$0	$27,038
Municipalities	359	0	469	0	469
Mortgage and asset-backed securities	14	0	0	15	15
Public utilities	2,727	0	2,973	0	2,973
Sovereign and supranational	1,551	0	1,840	0	1,840
Banks/financial institutions	1,445	0	1,583	0	1,583
Other corporate	2,510	0	2,804	0	2,804
Commercial mortgage and other loans	6,919	0	0	6,893	6,893
Other investments (1)	26	0	26	0	26
Total assets	$37,263	$27,030	$9,703	$6,908	$43,641
Liabilities:
Other policyholders’ funds	$7,146	$0	$0	$7,067	$7,067
Notes payable (excluding leases)	5,765	0	5,606	270	5,876
Total liabilities	$12,911	$0	$5,606	$7,337	$12,943

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

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities to reflect the impact of the persistent economic environment and the changing regulatory framework. These models are discounted cash flow (DCF) valuation models, but also use information from related markets, specifically the CDS market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including:
1) the most appropriate comparable security(ies) of the issuer
2) issuer-specific CDS spreads
3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector
4) bond indices that are comparative in rating, industry, maturity and region.

The pricing data and market quotes the Company obtains from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, the Company may compare the inputs to

Item 8. Financial Statements and Supplementary Data

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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,878	$1,522	$0	$36,400
Total government and agencies	34,878	1,522	0	36,400
Municipalities:
Third party pricing vendor	0	1,847	0	1,847
Total municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities:
Third party pricing vendor	0	232	0	232
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	232	178	410
Public utilities:
Third party pricing vendor	0	6,556	0	6,556
Broker/other	0	0	224	224
Total public utilities	0	6,556	224	6,780
Sovereign and supranational:
Third party pricing vendor	0	1,042	0	1,042
Total sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions:
Third party pricing vendor	0	10,264	0	10,264
Broker/other	0	0	23	23
Total banks/financial institutions	0	10,264	23	10,287
Other corporate:
Third party pricing vendor	0	34,234	0	34,234
Broker/other	0	0	262	262
Total other corporate	0	34,234	262	34,496
Total securities available for sale	$34,878	$55,697	$687	$91,262
Equity securities, carried at fair value:
Third party pricing vendor	$642	$80	$0	$722
Broker/other	0	0	80	80
Total equity securities	$642	$80	$80	$802

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,937	$354	$0	$28,291
Total government and agencies	27,937	354	0	28,291
Municipalities:
Third party pricing vendor	0	1,083	0	1,083
Total municipalities	0	1,083	0	1,083
Mortgage- and asset-backed securities:
Third party pricing vendor	0	7	0	7
Broker/other	0	0	10	10
Total mortgage- and asset-backed securities	0	7	10	17
Public utilities:
Third party pricing vendor	0	2,954	0	2,954
Total public utilities	0	2,954	0	2,954
Sovereign and supranational:
Third party pricing vendor	0	1,320	0	1,320
Total sovereign and supranational	0	1,320	0	1,320
Banks/financial institutions:
Third party pricing vendor	0	1,018	0	1,018
Total banks/financial institutions	0	1,018	0	1,018
Other corporate:
Third party pricing vendor	0	2,911	0	2,911
Total other corporate	0	2,911	0	2,911
Total securities held to maturity	$27,937	$9,647	$10	$37,594

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,993	$1,349	$0	$34,342
Total government and agencies	32,993	1,349	0	34,342
Municipalities:
Third party pricing vendor	0	1,863	0	1,863
Total municipalities	0	1,863	0	1,863
Mortgage- and asset-backed securities:
Third party pricing vendor	0	162	0	162
Broker/other	0	0	177	177
Total mortgage- and asset-backed securities	0	162	177	339
Public utilities:
Third party pricing vendor	0	7,062	0	7,062
Broker/other	0	0	109	109
Total public utilities	0	7,062	109	7,171
Sovereign and supranational:
Third party pricing vendor	0	1,260	0	1,260
Total sovereign and supranational	0	1,260	0	1,260
Banks/financial institutions:
Third party pricing vendor	0	8,895	0	8,895
Broker/other	0	0	23	23
Total banks/financial institutions	0	8,895	23	8,918
Other corporate:
Third party pricing vendor	0	28,789	0	28,789
Broker/other	0	0	213	213
Total other corporate	0	28,789	213	29,002
Total securities available for sale	$32,993	$49,380	$522	$82,895
Equity securities, carried at fair value:
Third party pricing vendor	$874	$67	$0	$941
Broker/other	0	0	46	46
Total equity securities	$874	$67	$46	$987

Item 8. Financial Statements and Supplementary Data

	2018
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,030	$8	$0	$27,038
Total government and agencies	27,030	8	0	27,038
Municipalities:
Third party pricing vendor	0	469	0	469
Total municipalities	0	469	0	469
Mortgage- and asset-backed securities:
Broker/other	0	0	15	15
Total mortgage- and asset-backed securities	0	0	15	15
Public utilities:
Third party pricing vendor	0	2,973	0	2,973
Total public utilities	0	2,973	0	2,973
Sovereign and supranational:
Third party pricing vendor	0	1,840	0	1,840
Total sovereign and supranational	0	1,840	0	1,840
Banks/financial institutions:
Third party pricing vendor	0	1,583	0	1,583
Total banks/financial institutions	0	1,583	0	1,583
Other corporate:
Third party pricing vendor	0	2,804	0	2,804
Total other corporate	0	2,804	0	2,804
Total securities held to maturity	$27,030	$9,677	$15	$36,722

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

The fair values of the foreign currency forwards and options are based on observable market inputs, therefore they are classified as Level 2.

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

Item 8. Financial Statements and Supplementary Data

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

Transfers between Hierarchy Levels and Level 3 Rollforward

There were no transfers between Level 1 and 2 for assets and liabilities that are measured and carried at fair value on a recurring basis for the years ended December 31, 2019 and 2018, respectively.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3 as of December 31.

Item 8. Financial Statements and Supplementary Data

2019
	Fixed Maturity Securities						Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$0	$648
Realized investment gains (losses) included in earnings	0	0		0	(1)		0	(33)	0	(34)
Unrealized gains (losses) included in other comprehensive income (loss)	1	6		1	8		0	(4)	0	12
Purchases, issuances, sales and settlements:
Purchases	0	48		0	165		34	0	0	247
Issuances	0	0		0	0		0	0	0	0
Sales	0	(24)		0	(17)		0	0	0	(41)
Settlements	0	(6)		0	0		0	0	0	(6)
Transfers into Level 3	0	116	(2)	0	26	(2)	0	0	0	142
Transfers out of Level 3	0	(25)	(2)	(1)	(132)	(2), (3)	0	0	0	(158)
Balance, end of period	$178	$224		$23	$262		$80	$43	$0	$810
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$(33)	$0	$(33)

(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change
(3) Transfer due to availability of observable market inputs

2018
	Fixed Maturity Securities				Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$175	$68	$25	$146	$16	$22	$1	$453
Realized investment gains (losses) included in earnings	0	0	0	0	(1)	54	(1)	52
Unrealized gains (losses) included in other comprehensive income (loss)	2	1	(2)	1	0	4	0	6
Purchases, issuances, sales and settlements:
Purchases	0	40	0	56	31	0	0	127
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	0	0	0
Settlements	0	0	0	(6)	0	0	0	(6)
Transfers into Level 3	0	0	0	16	0	0	0	16
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$177	$109	$23	$213	$46	$80	$0	$648
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$(1)	$54	$(1)	$52

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

2019
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$178	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	224	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	262	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	80	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	106	Discounted cash flow	Interest rates (USD)	1.89% - 2.09%	(b)
			Interest rates (JPY)	.12% - .43%	(c)
			CDS spreads	10 - 100 bps
	63	Discounted cash flow	Interest rates (USD)	1.89% - 2.09%	(b)
			Interest rates (JPY)	.12% - .43%	(c)
Total assets	$936
Liabilities:
Other liabilities:
Foreign currency swaps	$118	Discounted cash flow	Interest rates (USD)	1.89% - 2.09%	(b)
			Interest rates (JPY)	.12% - .43%	(c)
			CDS spreads	13 - 159 bps
	8	Discounted cash flow	Interest rates (USD)	1.89% - 2.09%	(b)
			Interest rates (JPY)	.12% - .43%	(c)
Total liabilities	$126

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

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.5 billion in 2019, 2018 and 2017. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2019		2018
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$6,384	$3,491	$6,150	$3,355
Capitalization	825	626	833	669
Amortization	(709)	(573)	(710)	(534)
Foreign currency translation and other	84	0	111	1
Balance, end of year	$6,584	$3,544	$6,384	$3,491

Commissions deferred as a percentage of total acquisition costs deferred were 74% in 2019, compared with 72% in both 2018 and 2017.

Item 8. Financial Statements and Supplementary Data

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 57% in 2019, compared with 54% in 2018 and 56% in 2017. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2019	2018	2017
Advertising expense:
Aflac Japan	$101	$108	$100
Aflac U.S.	118	110	110
Total advertising expense	$219	$218	$210

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2019	2018	2017
Depreciation expense	$40	$48	$50
Other amortization expense	1	1	3
Total depreciation and other amortization expense	$41	$49	$53

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 85%, 4%, 4% and 7% of total policy liabilities at December 31, 2019, respectively. The Company regularly reviews the adequacy of its policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

	Liability Amounts				Interest Rate Assumptions
(In millions)	2019		2018
Health insurance
Japan	$50,941		$49,496		0.6 - 6.75%
U.S.	8,646		8,442		3.0 - 7.0
Intercompany eliminations	(532)	(1)	(583)	(1)	2.0
Life insurance
Japan	30,520		28,318		1.0 - 4.5
U.S.	760		695		2.5 - 6.0
Total	$90,335		$86,368
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.2% in 2019, compared with 3.3% in 2018 and 3.4% in 2017; and for U.S. policies, 5.3% in 2019, compared with 5.3% in 2018 and 5.4% in 2017.

Item 8. Financial Statements and Supplementary Data

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2019	2018	2017
Unpaid supplemental health claims, beginning of period	$3,952	$3,884	$3,707
Less reinsurance recoverables	27	30	27
Net balance, beginning of period	3,925	3,854	3,680
Add claims incurred during the period related to:
Current year	7,216	7,101	6,979
Prior years	(552)	(563)	(518)
Total incurred	6,664	6,538	6,461
Less claims paid during the period on claims incurred during:
Current year	4,715	4,612	4,530
Prior years	1,965	1,898	1,822
Total paid	6,680	6,510	6,352
Effect of foreign exchange rate changes on unpaid claims	29	43	65
Net balance, end of period	3,938	3,925	3,854
Add reinsurance recoverables	30	27	30
Unpaid supplemental health claims, end of period	3,968	3,952	3,884
Unpaid life claims, end of period	691	632	508
Total liability for unpaid policy claims	$4,659	$4,584	$4,392

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $552 million for 2019 comprises approximately $395 million from Japan, which represents approximately 72% of the total. Excluding the impact of foreign exchange of a gain of approximately $5 million from December 31, 2018 to December 31, 2019, the favorable claims development in Japan would have been approximately $390 million, representing approximately 71% of the total.

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

As of December 31, 2019 and 2018, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. These advanced premiums represented 64% of the December 31, 2019 and 69% of the December 31, 2018 unearned premiums balances.

As of December 31, 2019 and 2018, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums. These annuities represented 97% of other policyholders' funds liability at December 31, 2019 and 2018.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion, as of December 31, 2019, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $970 million and $941 million as of December 31, 2019 and 2018, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 1.3% and ceded reserves increased approximately 1.4% from December 31, 2018, to December 31, 2019.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance for the years ended December 31.

(In millions)	2019	2018	2017
Direct premium income	$19,122	$19,018	$18,875
Ceded to other companies:
Ceded Aflac Japan closed blocks	(478)	(497)	(515)
Other	(69)	(58)	(51)
Assumed from other companies:
Retrocession activities	200	208	216
Other	5	6	6
Net premium income	$18,780	$18,677	$18,531

Direct benefits and claims	$12,237	$12,293	$12,486
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(433)	(450)	(473)
Eliminations	41	43	51
Other	(57)	(44)	(44)
Assumed from other companies:
Retrocession activities	194	209	209
Eliminations	(41)	(53)	(51)
Other	1	2	3
Benefits and claims, net	$11,942	$12,000	$12,181

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥110 billion of reserves. This reinsurance facility agreement was renewed in 2019 and is effective until December 31, 2020. There are also additional commitment periods of a one-year duration each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2019, the Company had not executed a reinsurance treaty under this committed reinsurance facility.

Item 8. Financial Statements and Supplementary Data

9. NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2019	2018
4.00% senior notes due February 2022 (1)	$348	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	747	746
3.25% senior notes due March 2025	448	447
2.875% senior notes due October 2026	298	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	540
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	545	538
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	114	0
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	266	262
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	84	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	138	136
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	88	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	81	79
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	57	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	543	536
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	272	0
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2019 and .32% in 2018, principal amount ¥5.0 billion)	45	45
Variable interest rate loan due September 2029 (.57% in 2019 and .47% in 2018, principal amount ¥25.0 billion)	227	225
Finance lease obligations payable through 2026	12	13
Operating lease obligations payable through 2049 (2)	149	0
Total notes payable and lease obligations	$6,569	$5,778

(1) Redeemed in January 2020
(2) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2019 related to leases.
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In December 2019, the Parent Company issued four series of senior notes totaling ¥38.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥12.6 billion, bears interest at a fixed rate of .500% per annum, payable semi-annually, and will mature in December 2029. The second series, which totaled ¥9.3 billion, bears interest at a fixed rate of .843% per annum, payable semi-annually, and will mature in December 2031. The third series, which totaled ¥9.8 billion, bears interest at a fixed rate of .934% per annum, payable semi-annually, and will mature in December 2034. The fourth series, which totaled ¥6.3 billion, bears interest at a fixed rate of 1.122% per annum, payable semi-annually, and will mature in December 2039. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

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

Item 8. Financial Statements and Supplementary Data

plus the applicable TIBOR margin and will mature in September 2029. The applicable margin ranges between .45% and 1.00%, depending on the Parent Company's debt ratings as of the date of determination.

In April 2019, ALIJ issued ¥30.0 billion (par value) of perpetual subordinated bonds. These bonds bear interest at a fixed rate of .963% per annum and then at six-month Euro Yen LIBOR plus an applicable spread on and after the day immediately following April 18, 2024. The bonds will be callable on each interest payment date on and after April 18, 2024. In November 2019, ALIJ amended the bonds to change their duration from perpetual to a stated maturity date of April 16, 2049 and to remove provisions that permitted ALIJ to defer payments of interest under certain circumstances.

In October 2018, the Parent Company issued $550 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.750% per annum, payable semi-annually, and will mature in January 2049. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S.Treasury security with a maturity comparable to the remaining term of the notes, plus 25 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

In October 2018, the Parent Company issued three series of senior notes totaling ¥53.4 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥29.3 billion, bears interest at a fixed rate of 1.159% per annum, payable semi-annually, and will mature in October 2030. The second series, which totaled ¥15.2 billion, bears interest at a fixed rate of 1.488% per annum, payable semi-annually, and will mature in October 2033. The third series, which totaled ¥8.9 billion, bears interest at a fixed rate of 1.750% per annum, payable semi-annually, and will mature in October 2038. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In October 2017, the Parent Company issued ¥60.0 billion of subordinated debentures through a U.S. public debt offering. The debentures bear interest at an initial rate of 2.108% per annum through October 22, 2027, or earlier redemption. Thereafter, the rate of the interest of the debentures will be reset every five years at a rate of interest equal to the then-current JPY 5-year Swap Offered Rate plus 205 basis points. The debentures are payable semi-annually in arrears and will mature in October 2047. The debentures are redeemable (i) at any time, in whole but not in part, upon the occurrence of certain tax events or certain rating agency events, as specified in the indenture governing the terms of the debentures or (ii) on or after October 23, 2027, in whole or in part, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption.

In January 2017, the Parent Company issued ¥60.0 billion of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of .932% per annum, payable semi-annually, and will mature in January 2027. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In September 2016, the Parent Company issued two series of senior notes totaling $700 million through a U.S. public debt offering. The first series, which totaled $300 million, bears interest at a fixed rate of 2.875% per annum, payable semi-annually and will mature in October 2026. The second series, which totaled $400 million, bears interest at a fixed rate of 4.00% per annum, payable semi-annually, and will mature in October 2046.

In March 2015, the Parent Company issued $450 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.25% per annum, payable semi-annually, and will mature in March 2025. The Parent Company entered into cross-currency swaps that convert the U.S. dollar-denominated principal and interest on the senior notes into yen-denominated obligations which results in lower nominal net interest rates on the debt. By entering into these cross-currency swaps, the Parent Company economically converted its $450 million liability into a ¥55.0 billion yen liability and reduced the interest rate on this debt from 3.25% in dollars to .82% in yen.

In November 2014, the Parent Company issued $750 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and will mature in November 2024. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal

Item 8. Financial Statements and Supplementary Data

amount of the notes to be redeemed to, but excluding, such redemption date. The Parent Company entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into the swaps, the Parent Company economically converted its $750 million liability into an ¥85.3 billion liability and reduced the interest rate on this debt from 3.625% in dollars to 1.00% in yen.

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and will mature in June 2023. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. The Parent Company had entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into these swaps, the Parent Company economically converted its $700 million liability into a ¥69.8 billion liability and reduced the interest rate on this debt from 3.625% in dollars to 1.50% in yen.

In February 2012, the Parent Company issued $350 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 4.00% per annum, payable semiannually, and will mature in February 2022. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. The Parent Company entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into these swaps, the Parent Company economically converted its $350 million liability into a ¥27.0 billion liability and reduced the interest rate on this debt from 4.00% in dollars to 2.07% in yen.

In 2010 and 2009, the Parent Company issued senior notes through U.S. public debt offerings; the details of these notes are as follows. In August 2010, the Parent Company issued $450 million of senior notes that will mature in August 2040. In December 2009, the Parent Company issued $400 million of senior notes that will mature in December 2039. These senior notes pay interest semiannually and are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the principal amount of the notes or (ii) the present value of the remaining scheduled payments of principal and interest to be redeemed, discounted to the redemption date, plus accrued and unpaid interest. In December 2016, the Parent Company completed a tender offer in which it extinguished $176 million principal of its 6.90% senior notes due December 2039 and $193 million principal of its 6.45% senior notes due August 2040. The pretax loss due to the early redemption of these notes was $137 million.

For the Company's yen-denominated notes and loans, the principal amount as stated in dollar terms will fluctuate from period to period due to changes in the yen/dollar exchange rate. The Company has designated the majority of its yen-denominated notes payable as a nonderivative hedge of the foreign currency exposure of the Company's investment in Aflac Japan.

The aggregate contractual maturities of notes payable during each of the years after December 31, 2019, are as follows:

(In millions)	Total Notes Payable
2020	$0
2021	0
2022	350
2023	700
2024	750
Thereafter	4,658
Total	$6,458

Item 8. Financial Statements and Supplementary Data

The following table presents the contractual maturities and present value of lease liabilities as of December 31.

	2019
(In millions)	Operating Leases	Finance Leases	Total
2020	$49	$4	$53
2021	37	3	40
2022	31	2	33
2023	10	2	12
2024	10	1	11
After 2024	22	0	22
Total lease payments	$159	$12	$171
Less: Interest	10	0	10
Present value of lease liabilities	$149	$12	$161

The following table presents the weighted average remaining lease term and weighted average discount rate for lease liabilities as of December 31.

2019
Weighted average remaining lease term (years):
Operating leases	6.8
Finance leases	3.7

Weighted average discount rate:
Operating leases	2.1%
Finance leases	1.5%

Operating lease costs, included in insurance expenses in the consolidated statements of earnings, were $54 million, $73 million and $75 million for the years ended December 31, 2019, 2018 and 2017, respectively. Operating cash outflow for operating leases was $52 million for the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data

A summary of the Company's lines of credit as of December 31, 2019 follows:

Borrower	Type	Original Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 18, 2020	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion
A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period
							No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion
A rate per annum equal to, at the Company's option, either, (a) the rate for Eurocurrency for deposits in the London interbank market for a period of one, two, three or six months (LIBOR) or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest in effect for such day as publicly announced from time to time by Mizuho as its “prime rate”, and (3) the LIBOR for a one month interest period in effect on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%, and in each case an applicable margin
							No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million
A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2020	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2020	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 25, 2020	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes

(1) Intercompany credit agreement

The Parent Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2019. No events of default or defaults occurred during 2019 and 2018.

Item 8. Financial Statements and Supplementary Data

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2019:
Current	$737	$69	$806
Deferred	183	152	335
Total income tax expense	$920	$221	$1,141
2018:
Current	$771	$608	$1,379
Deferred	93	(409)	(316)
Total income tax expense	$864	$199	$1,063
2017:
Current	$722	$(91)	$631
Deferred	(24)	(1,193)	(1,217)
Total income tax expense	$698	$(1,284)	$(586)

The Japan income tax rate for the fiscal year 2017 was 28.2%. The rate was reduced to 28.0% for fiscal years 2018 and 2019.

For the U.S., the Tax Cuts and Jobs Act (Tax Act) was signed into law on December 22, 2017. Effective January 1, 2018, the Tax Act imposed a broad number of changes in tax law, including permanently reducing the U.S. federal statutory corporate income tax rate from 35% to 21%, eliminating or reducing certain deductions and credits and limiting the deductibility of interest expense and executive compensation.
In accordance with Staff Accounting Bulletin 118 (SAB 118) issued by the U.S. Securities and Exchange Commission in December 2017, the Company recorded provisional amounts for certain items for which the income tax accounting was not complete. As of the enactment date, the Company estimated provisional amounts for its deferred taxes, including related valuation allowance, resulting in a reduction of its DTAs by approximately $1.0 billion and its deferred tax liabilities (DTLs) by $2.9 billion, for a net DTL reduction of approximately $1.9 billion. The provisions of ASC 740-10, Income Taxes, require that the effects of changes in tax law on deferred taxes be recognized as a component of the income tax provision in the period the tax rate change was enacted. Therefore, the $1.9 billion provisional amount of net DTL reduction was recorded in the fourth quarter of 2017 as a reduction in the “Income tax expense, Deferred” line item of the Company’s consolidated statement of earnings.

In 2018, the Company recorded additional income tax expense of $.4 million resulting from a decrease in the SAB 118 provisional estimate related to Japan deferred tax balances. No further adjustment was made to the SAB 118 provisional estimate related to the valuation allowance. As of December 31, 2018, the Company has completed its accounting for the Tax Act in accordance with SAB 118.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% in both 2019 and 2018 and 35% in 2017 to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2019	2018	2017
Income taxes based on U.S. statutory rates	$933	$836	$1,406
Foreign rate differential	229	220	0
Write-down of U.S. deferred tax liabilities for tax reform change	0	0	(1,933)
Utilization of foreign tax credit	(6)	(3)	(27)
Nondeductible expenses	10	21	10
Other, net	(25)	(11)	(42)
Income tax expense	$1,141	$1,063	$(586)

Item 8. Financial Statements and Supplementary Data

Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2019	2018	2017
Statements of earnings	$1,141	$1,063	$(586)
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	27	10	52
Unrealized gains (losses) on investment securities:
Unrealized holding gains (losses) on investment securities during period	1,532	(787)	575
Reclassification adjustment for realized (gains) losses on investment securities included in net earnings	5	(12)	1
Unrealized gains (losses) on derivatives during period	(3)	0	0
Pension liability adjustment during period	(18)	(8)	3
Total income tax expense (benefit) related to items of other comprehensive income (loss)	1,543	(797)	631
Total income taxes	$2,684	$266	$45

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2019	2018
Deferred income tax liabilities:
Deferred policy acquisition costs	$3,492	$3,404
Unrealized gains and other basis differences on investments	4,485	1,307
Premiums receivable	152	149
Policy benefit reserves	3,442	3,828
Total deferred income tax liabilities	11,571	8,688
Deferred income tax assets:
Unfunded retirement benefits	8	8
Other accrued expenses	36	40
Policy and contract claims	781	775
Foreign currency loss on Aflac Japan	16	38
Deferred compensation	162	163
Capital loss carryforwards	34	5
Depreciation	164	119
Anticipatory foreign tax credit	5,487	4,040
Deferred foreign tax credit	605	591
Other	204	150
Total deferred income tax assets before valuation allowance	7,497	5,929
Valuation allowance	(1,340)	(738)
Total deferred income tax assets after valuation allowance	6,157	5,191
Net deferred income tax liability	5,414	3,497
Current income tax (asset) liability	(44)	523
Total income tax liability	$5,370	$4,020

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. The Company has determined a $1,022 million valuation allowance against its anticipatory foreign tax credit is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan deferred tax liabilities in the future. The increase in the valuation allowance on the anticipatory foreign tax credit is due to an increase Japan's local country deferred tax inventory relative to the deferred tax inventory for Japan's U.S. tax obligation. The Company has also determined a $318 million valuation allowance against its deferred foreign tax credits is necessary. Deferred foreign tax credits are foreign tax credits generated in the current tax year by the Japanese life company, but are unable to be utilized until 2020 due to Japan's current tax year not closing until March 31, 2020. The valuation

Item 8. Financial Statements and Supplementary Data

allowance on the deferred foreign tax credit has increased due to the utilization of prior year credits as well as the recognition of the current year deferred foreign tax credit. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that, notwithstanding the items noted above, it is more likely than not that all other deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2019, there were non-life operating loss carryforwards of $99 million available to offset against future taxable income, of which $31 million expires in 2039, and $68 million does not expire. The Company has capital loss carryforwards of $161 million available to offset capital gains, of which $65 million expires in 2023 and $96 million expires in 2024.

The Company files federal income tax returns in the U.S. and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. The Company is currently under audit by the IRS for the 2013-2016 amended federal income tax returns. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2016 are no longer subject to examination. Japan corporate income tax returns for years before 2016 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2019	2018
Balance, beginning of year	$15	$14
Additions for tax positions of prior years	2	1
Balance, end of year	$17	$15

Included in the balance of the liability for unrecognized tax benefits at December 31, 2019, are $15 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $14 million at December 31, 2018. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $2 million as of December 31, 2019, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $1 million in interest and penalties in 2019, 2018 and 2017, respectively. The Company has accrued approximately $2 million for the payment of interest and penalties as of December 31, 2019, compared with $2 million at December 31, 2018.

As of December 31, 2019, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.	SHAREHOLDERS' EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

Item 8. Financial Statements and Supplementary Data

(In thousands of shares)	2019	2018	2017
Common stock - issued:
Balance, beginning of period	1,347,540	1,345,762	1,342,498
Exercise of stock options and issuance of restricted shares	1,769	1,778	3,264
Balance, end of period	1,349,309	1,347,540	1,345,762
Treasury stock:
Balance, beginning of period	592,254	564,852	530,877
Purchases of treasury stock:
Share repurchase program	31,994	28,949	35,510
Other	592	392	1,018
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,610)	(1,306)	(1,782)
Exercise of stock options	(418)	(519)	(734)
Other	(296)	(114)	(37)
Balance, end of period	622,516	592,254	564,852
Shares outstanding, end of period	726,793	755,286	780,910

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted earnings per share at December 31:

(In thousands)	2019	2018	2017
Anti-dilutive share-based awards	6	44	510

The weighted-average shares used in calculating earnings per share for the years ended December 31 were as follows:

(In thousands of shares)	2019	2018	2017
Weighted-average outstanding shares used for calculating basic EPS	742,414	769,588	792,042
Dilutive effect of share-based awards	4,016	5,062	5,819
Weighted-average outstanding shares used for calculating diluted EPS	746,430	774,650	797,861

Share Repurchase Program: During 2019, the Company repurchased 32.0 million shares of its common stock in the open market for $1.6 billion. The Company repurchased 28.9 million shares for $1.3 billion in 2018 and 35.5 million shares for $1.4 billion in 2017. As of December 31, 2019, a remaining balance of 37.1 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

Item 8. Financial Statements and Supplementary Data

Changes in Accumulated Other Comprehensive Income

2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	224	4,327	(9)	(76)	4,466
Amounts reclassified from accumulated other comprehensive income (loss)	0	(13)	0	11	(2)
Net current-period other comprehensive income (loss)	224	4,314	(9)	(65)	4,464
Balance, end of period	$(1,623)	$8,548	$(33)	$(277)	$6,615
All amounts in the table above are net of tax.

2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
Cumulative effect of change in accounting principle - financial instruments	0	(148)	0	0	(148)
Cumulative effect of change in accounting principle - tax effects from tax reform	(325)	734	(3)	(32)	374
Other comprehensive income (loss) before reclassification	228	(2,350)	2	(30)	(2,150)
Amounts reclassified from accumulated other comprehensive income (loss)	0	34	0	13	47
Net current-period other comprehensive income (loss)	228	(2,316)	2	(17)	(2,103)
Balance, end of period	$(1,847)	$4,234	$(24)	$(212)	$2,151
All amounts in the table above are net of tax.

Item 8. Financial Statements and Supplementary Data

2017
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance, beginning of period	$(1,983)	$4,805	$(24)	$(168)	$2,630
Other comprehensive income (loss) before reclassification	233	1,158	1	(6)	1,386
Amounts reclassified from accumulated other comprehensive income (loss)	0	1	0	11	12
Net current-period other comprehensive income (loss)	233	1,159	1	5	1,398
Balance, end of period	$(1,750)	$5,964	$(23)	$(163)	$4,028
All amounts in the table above are net of tax.
For the year ended December 31, 2018, see Note 1 for discussion of the amounts reclassified between AOCI and retained earnings upon the adoption of new accounting pronouncements.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(13)	Other-than-temporary impairment losses realized
	31	Other gains (losses)
	18	Total before tax
	(5)	Tax (expense) or benefit(1)
	$13	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	4	Tax (expense) or benefit(1)
	$(11)	Net of tax
Total reclassifications for the period	$2	Net of tax

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

12. SHARE-BASED COMPENSATION
As of December 31, 2019, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.
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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs,

Item 8. Financial Statements and Supplementary Data

restricted stock, and stock appreciation rights. As of December 31, 2019, approximately 39.3 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2019, the only performance-based awards issued and outstanding were restricted stock awards and units.

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
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2019	2018	2017
Impact on earnings from continuing operations	$59	$57	$51
Impact on earnings before income taxes	59	57	51
Impact on net earnings	46	45	35
Impact on net earnings per share:
Basic	$.06	$.06	$.05
Diluted	.06	.06	.05

Stock Options

The following table summarizes stock option activity under the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2016	12,680	$26.28
Granted in 2017	626	35.80
Canceled in 2017	(236)	24.95
Exercised in 2017	(5,766)	30.11
Outstanding at December 31, 2017	7,304	28.03
Granted in 2018	67	44.59
Canceled in 2018	(167)	32.11
Exercised in 2018	(1,874)	26.78
Outstanding at December 31, 2018	5,330	28.54
Granted in 2019	0	0.00
Canceled in 2019	(40)	27.82
Exercised in 2019	(1,584)	25.97
Outstanding at December 31, 2019	3,706	$29.65

Item 8. Financial Statements and Supplementary Data

(In thousands of shares)	2019	2018	2017
Shares exercisable, end of year	3,553	3,917	4,208

The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. There were no options granted in 2019. The weighted-average fair value of options at their grant date was $8.81 for 2018 compared with $7.64 in 2017. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2019	2018	2017
Expected term (years)	7.0	7.0	5.9
Expected volatility	18.0%	22.0%	26.0%
Annual forfeiture rate	3.9	3.6	3.4
Risk-free interest rate	2.9	2.5	2.5
Dividend yield	2.2	2.4	2.5

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$16.92	-	$24.75	872	2.1	$23.58	872	$23.58
24.79	-	28.97	919	3.8	28.49	919	28.49
29.04	-	31.21	988	4.7	30.77	988	30.77
31.22	-	36.21	778	6.5	34.31	626	34.02
37.22	-	44.59	149	7.8	40.57	148	40.59
$16.92	-	$44.59	3,706	4.4	$29.65	3,553	$29.40

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $52.90 as of December 31, 2019, for those awards that have an exercise price currently below the closing price. As of December 31, 2019, the aggregate intrinsic value of stock options outstanding was $86 million, with a weighted-average remaining term of 4.4 years. The total number of in-the-money stock options exercisable as of December 31, 2019, was 3.6 million. The aggregate intrinsic value of stock options exercisable at that same date was $84 million, with a weighted-average remaining term of 4.2 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2019	2018	2017
Total intrinsic value of options exercised	$38	$34	$87
Cash received from options exercised	40	48	58
Tax benefit realized as a result of options exercised and restricted stock releases	34	25	74

Performance-Based Restricted Stock Awards and Units

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

Item 8. Financial Statements and Supplementary Data

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

The Company also granted selected executive officers performance-based restricted stock units (PSUs) throughout the year whose vesting is contingent upon meeting various performance goals. PSUs are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In November 2019, the Company granted 46 thousand performance-based stock units, which are contingent on the achievement of certain Company determined metrics. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance may result in the ultimate award of 0% to 200% percent of the initial number of PSUs issued, with the potential for no award if the Company determined metrics are not achieved during the three-year period. PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Key assumptions used to value PBRS granted during 2019 follows:

(In millions)	2019
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	15.82%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	2.51%

Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2016	3,736	$30.88
Granted in 2017	1,118	36.48
Canceled in 2017	(202)	32.23
Vested in 2017	(1,018)	31.09
Restricted stock at December 31, 2017	3,634	32.40
Granted in 2018	1,121	44.27
Canceled in 2018	(105)	34.39
Vested in 2018	(1,243)	31.64
Restricted stock at December 31, 2018	3,407	36.52
Granted in 2019	1,070	49.68
Canceled in 2019	(39)	41.60
Vested in 2019	(1,865)	32.73
Restricted stock at December 31, 2019	2,573	$44.66

As of December 31, 2019, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $60 million, of which $30 million (1.5 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over

Item 8. Financial Statements and Supplementary Data

a weighted-average period of approximately 1.1 years. There are no other contractual terms covering restricted stock awards once vested.

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

Aflac reports statutory financial statements that are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NDOI). The NDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under Nebraska insurance law. Statutory Accounting Principles (SAP) as detailed by the National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual has been adopted by the state of Nebraska as a component of those prescribed or permitted practices. Additionally, the Director of the NDOI has the right to permit other specific practices which deviate from prescribed practices. Prior to the Japan branch conversion on April 1, 2018, Aflac had been given explicit permission by the Director of the NDOI for two such permitted practices. On April 1, 2018, the Company entered into a series of transactions in order to complete the conversion of the Japan branch into a Japanese insurance corporation. As a result of the conversion, the permitted practices were no longer necessary, therefore they were canceled by the NDOI effective April 2, 2018. Aflac had no permitted practices as of December 31, 2019 and 2018.

Aflac's capital and surplus as determined by NAIC basis and Nebraska state basis was $2.1 billion and $2.6 billion as of December 31, 2019 and 2018, respectively. As of December 31, 2019, Aflac's capital and surplus significantly exceeded the required company action level capital and surplus of $.4 billion. As determined on a U.S. statutory accounting basis, Aflac's net income was $864 million in 2019, $1.3 billion in 2018 and $2.6 billion in 2017.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $7.8 billion at December 31, 2019, compared with $6.4 billion at December 31, 2018. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM).

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of the Company's insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiaries may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. Aflac must maintain adequate RBC for U.S. regulatory authorities, and Aflac Japan must maintain adequate solvency margins for Japanese regulatory authorities.

The maximum amount of dividends that can be paid to the Parent Company by Aflac and CAIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2020 in excess of $864 million would require such approval. Aflac declared dividends of $1.3 billion during 2019.

After the Japan branch conversion as of April 1, 2018, Aflac Japan is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is basically defined as retained earnings excluding capital reserves, which represent equity generated by capital profits that are statutorily required in Japan, less net after-tax unrealized losses on available-for-sale securities based on the previous fiscal year-end. Prior to April 1, 2018, a portion of Aflac Japan earnings, as determined on a Japanese regulatory accounting basis, could be remitted each year to Aflac U.S. after complying with solvency margin provisions and satisfying various conditions imposed by Japanese regulatory authorities for protecting policyholders. Profit remittances to the U.S. could fluctuate due to changes in the amounts of Japanese regulatory earnings. Among other items, factors affecting regulatory

Item 8. Financial Statements and Supplementary Data

earnings include Japanese regulatory accounting practices and fluctuations in currency translation of Aflac Japan's U.S. dollar-denominated investments and related investment income into yen. Profits remitted by Aflac Japan to the Parent Company, after April 1, 2018, and to Aflac U.S., prior to April 1, 2018, were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2019	2018	2017	2019	2018	2017
Profit remittances	$2,070	$808	$1,150	¥225.2	¥89.7	¥129.3

Item 8. Financial Statements and Supplementary Data

14. BENEFIT PLANS

Pension and Other Postretirement Plans
The Company has funded defined benefit plans in Japan and the U.S., however the U.S. plan was frozen to new participants effective October 1, 2013. The Company also maintains non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees, however the U.S. plan was frozen to new participants effective January 1, 2015. U.S. employees who are not participants in the defined benefit plan receive a nonelective 401(k) employer contribution.

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

Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits					Other
	Japan		U.S.			Postretirement Benefits
(In millions)	2019	2018	2019		2018	2019		2018
Projected benefit obligation:
Benefit obligation, beginning of year	$396	$341	$875		$908	$37		$36
Service cost	22	19	23		27	0		0
Interest cost	7	7	20		31	1		1
Actuarial (gain) loss	17	35	163	(3)	(69)	4		4
Benefits and expenses paid	(11)	(11)	(23)		(22)	(3)		(4)
Effect of foreign exchange rate changes	5	5	0		0	0		0
Benefit obligation, end of year	436	396	1,058		875	39		37

Plan assets:
Fair value of plan assets, beginning of year	289	270	465		448	0		0
Actual return on plan assets	24	(9)	98		(30)	0		0
Employer contributions	38	34	104		69	3		4
Benefits and expenses paid	(11)	(11)	(23)		(22)	(3)		(4)
Effect of foreign exchange rate changes	4	5	0		0	0		0
Fair value of plan assets, end of year	344	289	644		465	0		0
Funded status of the plans(1)	$(92)	$(107)	$(414)		$(410)	$(39)		$(37)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$92	$95	$259		$174	$12		$9
Prior service (credit) cost	(2)	(2)	(4)		(4)	0		0
Total included in accumulated other comprehensive income	$90	$93	$255		$170	$12		$9
Accumulated benefit obligation	$390	$356	$886		$746	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable
(3) Actuarial losses increased due to lower discount rates at the end of 2019. Also, additional funds were contributed to the U.S. funded defined benefit plan in 2019. The Company contributed $95 million in 2019 compared to $60 million in 2018.

Item 8. Financial Statements and Supplementary Data

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan		U.S.
(In millions)	2019	2018	2019	2018
Accumulated benefit obligation	$390	$356	$886	$746
Fair value of plan assets	344	289	644	465

Information for Pension Plans with a Projected Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan (1)		U.S.(2)
(In millions)	2019	2018	2019	2018
Projected benefit obligation	$436	$396	$1,058	$875
Fair value of plan assets	344	289	644	465
(1) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) Japan pension plan was $92 and $107 at December 31, 2019 and 2018, respectively, and was classified as liabilities on the statement of financial position.
(2) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) U.S. pension plan was $414 and $410 at December 31, 2019 and 2018, respectively, and was classified as liabilities on the statement of financial position.
Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the note on “Obligations and Funded Status” because all the other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits											Other
	Japan						U.S.					Postretirement Benefits
	2019		2018		2017		2019		2018	2017		2019		2018		2017
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	1.25%		1.25%		1.25%		4.25%		3.75%	4.25%		4.25%		3.75%		4.25%
Discount rate - benefit obligations	.75		1.25		1.25		3.25		4.25	3.75		3.25		4.25		3.75
Expected long-term return on plan assets	2.00		2.00		2.00		6.25		6.50	6.75		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00	4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	N/A	(1)	7.50	(2)	7.40	(2)	5.40	(2)
(1) Not applicable
(2)For the years 2019, 2018 and 2017, the health care cost trend rates are expected to trend down to 3.8% in 54 years, 4.1% in 61 years, and 4.5% in 77 years, respectively.

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

Item 8. Financial Statements and Supplementary Data

Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $8 million, $25 million and $35 million of other components of net periodic pension cost and postretirement costs (other than services costs) for the years ended December 31, 2019, 2018 and 2017, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$22	$19	$20	$23	$27	$24	$0	$0	$0
Interest cost	7	7	6	20	31	40	1	1	1
Expected return on plan assets	(6)	(6)	(5)	(29)	(26)	(24)	0	0	0
Amortization of net actuarial loss	4	1	2	10	16	14	1	1	1
Net periodic (benefit) cost	$27	$21	$23	$24	$48	$54	$2	$2	$2

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net actuarial loss (gain)	$1	$52	$(21)	$95	$(13)	$28	$4	$4	$0
Amortization of net actuarial loss	(4)	(1)	(2)	(10)	(16)	(14)	(1)	(1)	(1)
Total	$(3)	$51	$(23)	$85	$(29)	$14	$3	$3	$(1)

No transition obligations arose during 2019.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2020	$13	$25	$3
2021	12	27	4
2022	17	29	4
2023	14	30	4
2024	16	31	4
2025-2029	84	203	16

Funding

The Company plans to make contributions of $35 million to the Japanese funded defined benefit plan in 2020. The Company does not plan to make any contributions to the U.S. funded defined benefit plan in 2020. The Company funded additional contributions to the U.S. funded defined benefit plan in 2019. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

Item 8. Financial Statements and Supplementary Data

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

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2019 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	5%	40%
International equities	20	20
Fixed income securities	66	40
Other	9	0
Total	100%	100%

The U.S. Pension Plan had $100 million in cash at December 31, 2019. The plan fiduciaries authorized investing a contribution made to the Plan in 2019 on a graduated basis over a period of time.

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2019	2018
Japan pension plan assets:
Equities:
Japanese equity securities	$17	$14
International equity securities	67	50
Fixed income securities:
Japanese bonds	20	34
International bonds	207	160
Insurance contracts	33	31
Total	$344	$289

The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

Item 8. Financial Statements and Supplementary Data

(In millions)	2019	2018
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$179	$120
Mid cap equity funds	22	17
Real estate equity funds	16	13
International equity funds	112	92
Fixed income bond funds	209	179
Aflac Incorporated common stock	6	5
Cash and cash equivalents	100	39
Total	$644	$465

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
401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and provides for matching contributions which, starting January 1, 2018, the Company increased to 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation as a result of tax reform. The Company also provides a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who opted out of the future benefits of the U.S. defined benefit plan and for new U.S. employees.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $18 million in both 2019 and 2018 and $15 million in 2017. The plan trustee held approximately 2.6 million shares of the Company's common stock for plan participants at December 31, 2019.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $31 million in 2019, 2018 and 2017.
15. COMMITMENTS AND CONTINGENT LIABILITIES
The Company has two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of ¥26.7 billion ($244 million using the December 31, 2019, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of four years and an aggregate remaining cost of ¥6.6 billion ($61 million using the December 31, 2019, exchange rate).

The Company has an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for its Japanese operation. The agreement has a remaining term of two years with an aggregate remaining cost of ¥6.9 billion ($63 million using the December 31, 2019, exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for its Japanese operation. The first agreement has a remaining term of three years with an aggregate remaining cost of ¥5.5 billion ($50 million using the December 31, 2019, exchange rate). The second agreement has a remaining term of three years with an aggregate remaining cost of ¥4.9 billion ($45 million using the December 31, 2019, exchange rate).

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

Guaranty Fund Assessments

The U.S. insurance industry has a policyholder protection system that is monitored and regulated by state insurance departments. These life and health insurance guaranty associations are state entities (in all 50 states as well as Puerto Rico and the District of Columbia) created to protect policyholders of an insolvent insurance company. All insurance companies (with limited exceptions) licensed to sell life or health insurance in a state must be members of that state’s guaranty association. Under state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business.

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by March 31, 2019. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits. Other guaranty fund assessments for the years ended December 31, 2019, 2018, and 2017 were immaterial.

16. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

In management's opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with the Company's annual audited financial statements.

Item 8. Financial Statements and Supplementary Data

(In millions, except for per-share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net premium income	$4,691	$4,681	$4,736	$4,671
Net investment income	878	878	936	886
Realized investment gains (losses)	71	(66)	(153)	12
Other income (loss)	17	18	17	34
Total revenues	5,657	5,511	5,536	5,603
Total benefits and expenses	4,415	4,402	4,500	4,545
Earnings before income taxes	1,242	1,109	1,036	1,058
Total income tax	314	292	259	276
Net earnings	$928	$817	$777	$782
Net earnings per basic share	$1.23	$1.10	$1.05	$1.07
Net earnings per diluted share	1.23	1.09	1.04	1.06
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Net premium income	$4,745	$4,706	$4,636	$4,591
Net investment income	837	862	870	874
Realized investment gains (losses)	(134)	3	56	(355)
Other income (loss)	16	18	15	16
Total revenues	5,464	5,589	5,577	5,126
Total benefits and expenses	4,482	4,458	4,431	4,404
Earnings before income taxes	982	1,131	1,146	722
Total income tax	265	299	301	197
Net earnings	$717	$832	$845	$525
Net earnings per basic share	$.92	$1.08	$1.10	$.69
Net earnings per diluted share	.91	1.07	1.09	.69

Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.
17. SUBSEQUENT EVENTS

In January 2020, the Parent Company used proceeds from senior notes issued in December 2019 to redeem $350 million of its 4.00% fixed-rate senior notes due February 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2019 and 2018.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In connection with adoption of new accounting standards associated with accounting for credit losses as detailed in Note 1 of the Notes to the Consolidated Financial Statements, the Company has implemented a new system, and related processes and controls to ensure appropriate accounting and disclosures are developed and maintained.
ITEM 9B. OTHER INFORMATION
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 20, 2020, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Information about the Company's Executive Officers -see Part I, Item 1 herein	1. Election of Directors; Delinquent Section 16(a) Reports; Audit and Risk Committee; Audit and Risk Committee Report; Director Nominating Process; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION
Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2019 Summary Compensation Table; 2019 Grants of Plan-Based Awards; 2019 Outstanding Equity Awards at Fiscal Year-End; 2019 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		78
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2019		82
		Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2019		83
		Consolidated Balance Sheets as of December 31, 2019 and 2018		84
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2019		85
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019		86
		Notes to the Consolidated Financial Statements		87
		Unaudited Consolidated Quarterly Financial Data		168

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019	182
		Schedule III -	Supplementary Insurance Information as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019	188
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2019	189

	3.	EXHIBIT INDEX

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

Item 16. Form 10-K Summary

ITEM 16. FORM 10-K SUMMARY
Not applicable

Glossary of Selected Terms

Throughout this Annual Report on Form 10-K, the Company may use certain terms which are defined below.

Adjusted Earnings Per Diluted Share Excluding the
Impact of Foreign Currency – Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding realized investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the company’s insurance operations and that do not reflect Aflac’s underlying business performance. The most comparable U.S. GAAP measure is net earnings. Adjusted earnings per share (basic or diluted) are the adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The most comparable U.S. GAAP measure is net earnings per share. This metric is then adjusted using the average yen/dollar exchange rate for the comparable prior year period, which eliminates dollar based fluctuations driven solely from currency rate changes.

Affiliated Corporate Agency – Agency in Japan directly affiliated with a specific corporation that sells insurance policies primarily to its employees

Annualized premiums in force – the amount of gross premium that a policyholder must pay over a full year in order to keep coverage. The growth of net premiums (defined below) is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates.

Earnings Per Basic Share – Net earnings divided by weighted-average number of shares outstanding for the period

Earnings Per Diluted Share – Net earnings divided by the weighted-average number of shares outstanding for the period plus the weighted-average shares for the dilutive effect of share-based awards outstanding

Group Insurance – Insurance issued to a group, such as an employer or trade association, that covers employees or association members and their dependents through certificates of coverage

Individual Insurance – Insurance issued to an individual with the policy designed to cover that person and his or her dependents

In-force Policies – A count of policies that are active contracts at the end of a period.

Net Investment Income – The income derived from interest and dividends on invested assets, after deducting investment expenses

Net premiums – (sometimes referred to as net premium income or net earned premiums) is a financial measure that appears on the Company's Consolidated Statements of Earnings and in its segment reporting. This measure reflects collected or due premiums that have been earned ratably on policies in force during the reporting period, reduced by premiums that have been ceded to third parties and increased by premiums assumed through reinsurance.

New Annualized Premium Sales – (sometimes referred to as new sales or sales) An operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represent annual premiums on policies the Company sold and incremental increases from policy conversions that would be collected over a 12-month period assuming the policies remain in force for that entire period. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications that are issued during the reporting period. Policy conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period.

Persistency – Percentage of premiums remaining in force at the end of a period, usually one year. For example, 95% persistency would mean that 95% of the premiums in force at the beginning of the period were still in force at the end of the period

Risk-based Capital (RBC) Ratio – Statutory adjusted capital divided by statutory required capital. This insurance ratio is based on rules prescribed by the National Association of Insurance Commissioners (NAIC) and provides an indication of the amount of statutory capital the insurance company maintains, relative to the inherent risks in the insurer’s operations

Solvency Margin Ratio (SMR) – Solvency margin total divided by one half of the risk total. This insurance ratio is prescribed by the Japan Financial Services Agency (FSA) and is used for all life insurance companies in Japan to measure the adequacy of the company’s ability to pay policyholder claims in the event actual risks exceed expected levels

Total Return to Shareholders – Appreciation of a shareholder’s investment over a period of time, including reinvested cash dividends paid during that time

Defined Terms

Throughout this Annual Report on Form 10-K, the Company may use abbreviations, acronyms and defined terms which are defined below.

ACA	Affordable Care Act
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
APPI	Act on the Protection of Personal Information
ASC	Accounting Standards Codification
ASOP	Actuarial Standards of Practice
ASU	Accounting Standards Update
BoJ	Bank of Japan
CDSs	Credit Default Swaps
CFTC	Commodity Futures Trading Commission
CMLs	Commercial Mortgage Loans
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CSAs	Credit Support Annexes
DAC	Deferred Policy Acquisition Costs
DTL	Deferred Tax Liability
Dodd-Frank	Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DTA	Deferred Tax Asset
ECB	European Central Bank
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FIO	Federal Insurance Office
FSA	Japanese Financial Services Agency
GLBA	Gramm-Leach-Bliley Act of 1999
HIPAA	Health Insurance Portability and Accountability Act of 1996
HTM	Held-to-Maturity
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
ISOs	Incentive Stock Options
Japan Post Group	Japan Post Holdings Co., Ltd., JPC and JPI, collectively
Japan Post Holdings	Japan Post Holdings Co., Ltd.
JGB	Japan Government Bond
JPC	Japan Post Co. Ltd
JPI	Japan Post Insurance Co., Ltd.
LDP	Liberal Democratic Party
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMLs	Middle Market Loans
MOF	Ministry of Finance
NAIC	National Association of Insurance Commissioners
NDOI	Nebraska Department of Insurance
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSOs	Non-qualifying Stock Options

NRSROs	Nationally Recognized Statistical Rating Organizations
NYDFS	New York Department of Financial Services
OIS	Overnight Index Swap
ORSA	Own Risk and Solvency Assessment
OTC	Over-the-Counter
OTTI	Other-than-temporary Impairment
PCD Financial Assets	Purchased Credit-Deteriorated Financial Assets
PCI Financial Assets	Purchased Credit-Impaired Financial Assets
PRM	Policy Reserve Matching
PSUs	Performance-based restricted stock units
RBC	Risk-Based Capital
S&P 500	Standard & Poor's 500 Index
S&P Life and Health	Standard & Poor's Life and Health Insurance Index
SAB 118	Staff Accounting Bulletin 118
SAP	Statutory Accounting Principles
SCDOI	South Carolina Department of Insurance
SEC	Securities and Exchange Commission
SIFMA	Securities Industry and Financial Markets Association
Singapore Life	Singapore Life Pte. Ltd.
SMI	Solvency Modernization Initiative
SMR	Solvency Margin Ratio
SOFR	Secured Overnight Financing Rate
TAC	Total Adjusted Capital
Tax Act	Tax Cuts and Jobs Act
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TREs	Transitional Real Estate Loans
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UST	Treasury Obligations of the U.S. Government
VIEs	Variable Interest Entities

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated November 10, 2015, Exhibit 3.1.
	4.0	-
There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

	4.1	-	Description of common stock securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
	4.2	-
Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1.

	4.3	-
Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1.

	4.4	-
Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1.

	4.5	-
Sixth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.00% Senior Note due 2022) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.2.

	4.6	-
Eighth Supplemental Indenture, dated as of June 10, 2013, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2023) - incorporated by reference from Form 8-K dated June 10, 2013, Exhibit 4.1.

	4.7	-
Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 4, 2014, Exhibit 4.1.

	4.8	-
Eleventh Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.25% Senior Note due 2025) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.2.

	4.9	-
Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1.

	4.10	-
Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2.

	4.11	-
Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1.

	4.12	-
Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1.

	4.13	-
Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2.

	4.14	-
Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3.

	4.15	-
Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1.

	4.16	-
Nineteenth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.500% Senior Note due 2029) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.1.

4.17	-
Twentieth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.843% Senior Note due 2031) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.2.

4.18	-
Twenty-First Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.934% Senior Note due 2034) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.3.

4.19	-
Twenty-Second Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.122% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.4.

4.20	-
Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1.

4.21	-
Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1.

10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2.
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1.
10.2*	-	Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2.
10.3*	-	Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3.
10.4*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5.
10.5*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3.
10.6*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4.
10.7*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.5.
10.8*	-
First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.8.

10.9*	-
Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for March 31, 2017, Exhibit 10.9.

10.10*	-	Third Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from 2018 Form 10-K, Exhibit 10.10.
10.11*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020.
10.12*	-	Aflac Incorporated 2013 Management Incentive Plan – incorporated by reference from the 2012 Proxy Statement, Appendix B.
10.13*	-	Aflac Incorporated 2018 Management Incentive Plan - incorporated by reference from the 2017 Proxy Statement, Appendix B.
10.14*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 – incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10.
10.15*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B.

10.16*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5.
10.17*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6.
10.18*	-
Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7.

10.19*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A.
10.20*	-
Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13.

10.21*	-
Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.14.

10.22*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.15.

10.23*	-
Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.16.

10.24*	-
U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17.

10.25*	-
Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18.

10.26*	-
Notice of time based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22.

10.27*	-
Notice of performance based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.20.

10.28*	-
U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21.

10.29*	-
Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22.

10.30*	-
U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23.

10.31*	-
U.S. Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28.

10.32*	-
Japan Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29.

10.33*	-
Japan Form of Restricted Stock Unit Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.26.

10.34*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1.
10.35*	-
Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33.

10.36*	-
Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34.

10.37*	-
Notice of time based restricted stock unit and restricted stock unit agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.1.

10.38*	-
2017 Notice of performance based restricted stock and restricted stock award agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.2.

10.39*	-
Notice of time based restricted stock unit and restricted stock unit agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.3.

10.40*	-
2018 Notice of performance based restricted stock and restricted stock award agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.4.

10.41*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26.
10.42*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27.
10.43*	-	Aflac Life Insurance Japan Ltd. Officer Retirement Plan.
10.44*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29.
10.45*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1.
10.46*	-	Amendment to Aflac Employment Agreement with Eric M. Kirsch, dated November 30, 2017 – incorporated by reference from 2017 Form 10-K, Exhibit 10.42.
10.47*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1.
10.48*	-	Aflac Incorporated Employment Agreement with Charles D. Lake II, dated January 1, 2018 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.5.
10.49*	-	Amendment to Aflac Incorporated Employment Agreement with Charles D. Lake II, effective January 1, 2020.
10.50*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6.
10.51	-
Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December  19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1.

10.52	-	Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2.
10.53	-
Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance – incorporated by reference from Form 10-Q for March 31, 2019, Exhibit 10.50.

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

	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-200570 with respect to the Aflac Incorporated Market Director Deferred Compensation Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-219784 with respect to the AFL Stock Plan.

		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-227244 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 21, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 21, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 21, 2020, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

(1)	Copies of any exhibit are available upon request by calling the Company's Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2019	2018	2017
Revenues:
Management and service fees from subsidiaries(1)	$151	$190	$297
Net investment income	77	69	30
Interest from subsidiaries(1)	4	4	5
Realized investment gains (losses)	98	(16)	(1)
Total revenues	330	247	331
Operating expenses:
Interest expense	200	188	197
Other operating expenses(2)	221	225	180
Total operating expenses	421	413	377
Earnings before income taxes and equity in earnings of subsidiaries	(91)	(166)	(46)
Income tax expense (benefit)	(22)	(12)	(23)
Earnings before equity in earnings of subsidiaries	(69)	(154)	(23)
Equity in earnings of subsidiaries(1)	3,373	3,074	4,627
Net earnings	$3,304	$2,920	$4,604
(1)Eliminated in consolidation
(2)Includes expense of $13 in 2017 for the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2019	2018	2017
Net earnings	$3,304	$2,920	$4,604
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	252	232	286
Unrealized gains (losses) on fixed maturity securities during period	5,852	(3,109)	1,733
Unrealized gains (losses) on derivatives during period	(12)	2	1
Pension liability adjustment during period	(85)	(25)	9
Total other comprehensive income (loss) before income taxes	6,007	(2,900)	2,029
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,543	(797)	631
Other comprehensive income (loss), net of income taxes	4,464	(2,103)	1,398
Total comprehensive income (loss)	$7,768	$817	$6,002

See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2019	2018
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $1,506 in 2019 and $1,209 in 2018)	$1,567	$1,222
Investments in subsidiaries(1)	30,744	26,230
Other investments	36	21
Cash and cash equivalents	2,508	1,767
Total investments and cash	34,855	29,240
Due from subsidiaries(1)	170	98
Income taxes receivable	337	176
Other assets	405	390
Total assets	$35,767	$29,904
Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$323	$310
Notes payable	6,136	5,765
Other liabilities	349	367
Total liabilities	6,808	6,442
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2019 and 2018; issued 1,349,309 shares in 2019 and 1,347,540 shares in 2018	135	135
Additional paid-in capital	2,313	2,177
Retained earnings	34,291	31,788
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,623)	(1,847)
Unrealized gains (losses) on fixed maturity securities	8,548	4,234
Unrealized gains (losses) on derivatives	(33)	(24)
Pension liability adjustment	(277)	(212)
Treasury stock, at average cost	(14,395)	(12,789)
Total shareholders' equity	28,959	23,462
Total liabilities and shareholders' equity	$35,767	$29,904

(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net earnings	$3,304	$2,920	$4,604
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(3,373)	(3,074)	(4,627)
Cash dividends received from subsidiaries	3,466	1,820	2,001
Other, net	(203)	99	(46)
Net cash provided (used) by operating activities	3,194	1,765	1,932
Cash flows from investing activities:
Fixed maturity securities sold	340	207	263
Fixed maturity securities purchased	(639)	(254)	(329)
Other investments sold (purchased)	(16)	31	(47)
Settlement of derivatives	22	(2)	223
Additional capitalization of subsidiaries(1)	(214)	(62)	(69)
Other, net	87	(107)	(218)
Net cash provided (used) by investing activities	(420)	(187)	(177)
Cash flows from financing activities:
Purchases of treasury stock	(1,627)	(1,301)	(1,351)
Proceeds from borrowings	347	1,020	1,040
Principal payments under debt obligations	0	(550)	(1,161)
Dividends paid to shareholders	(771)	(793)	(661)
Treasury stock reissued	49	58	33
Proceeds from exercise of stock options	29	34	38
Net change in amount due to/from subsidiaries(1)	(58)	(4)	(5)
Other, net	(2)	0	0
Net cash provided (used) by financing activities	(2,033)	(1,536)	(2,067)
Net change in cash and cash equivalents	741	42	(312)
Cash and cash equivalents, beginning of period	1,767	1,725	2,037
Cash and cash equivalents, end of period	$2,508	$1,767	$1,725

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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2019	2018
4.00% senior notes due February 2022 (1)	$348	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	747	746
3.25% senior notes due March 2025	448	447
2.875% senior notes due October 2026	298	297
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	540
Yen-denominated senior notes and subordinated debentures:
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	545	538
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	114	0
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	266	262
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	84	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	138	136
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	88	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	81	79
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	57	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	543	536
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2019 and .32 in 2018, principal amount ¥5.0 billion)	45	45
Variable interest rate loan due September 2029 (.57% in 2019 and .47 in 2018, principal amount ¥25.0 billion)	227	225
Total notes payable	$6,136	$5,765

(1) Redeemed in January 2020
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In December 2019, the Parent Company issued four series of senior notes totaling ¥38.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥12.6 billion, bears interest at a fixed rate of .500% per annum, payable semi-annually, and will mature in December 2029. The second series, which totaled ¥9.3 billion, bears interest at a fixed rate of .843% per annum, payable semi-annually, and will mature in December 2031. The third series, which totaled ¥9.8 billion, bears interest at a fixed rate of .934% per annum, payable semi-annually, and will mature in December 2034. The fourth series, which totaled ¥6.3 billion, bears interest at a fixed rate of 1.122% per annum, payable semi-annually, and will mature in December 2039. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2019, are as follows:

(In millions)
2020	$0
2021	0
2022	350
2023	700
2024	750
Thereafter	4,386
Total	$6,186

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2019, the Parent Company's outstanding freestanding derivative contracts were swaps, foreign currency forwards and options. The swaps are associated with its notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with the Parent Company's senior notes due in February 2022, June 2023, November 2024 and March 2025. The foreign currency forwards and options are designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2019	2018	2017
Interest paid	$189	$179	$195
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	30	8	29

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2019:
Aflac Japan	$6,584	$84,341	$4,135	$7,317
Aflac U.S.	3,544	11,184	111	0
All other	0	223	0	0
Intercompany eliminations	0	(754)	(3)	0
Total	$10,128	$94,994	$4,243	$7,317
2018:
Aflac Japan	$6,384	$80,672	$4,977	$7,145
Aflac U.S.	3,491	10,864	117	0
All other	0	183	0	1
Intercompany eliminations	0	(767)	(4)	0
Total	$9,875	$90,952	$5,090	$7,146
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2019:
Aflac Japan	$12,772	$2,753	$8,877	$709	$2,465	$12,367
Aflac U.S.	5,808	720	2,871	573	1,834	5,813
All other	200	105	194	0	339	0
Total	$18,780	$3,578	$11,942	$1,282	$4,638	$18,180
2018:
Aflac Japan	$12,762	$2,639	$8,913	$710	$2,374	$12,298
Aflac U.S.	5,708	727	2,887	534	1,736	5,707
All other	207	76	200	1	420	0
Total	$18,677	$3,442	$12,000	$1,245	$4,530	$18,005
2017:
Aflac Japan	$12,752	$2,463	$9,087	$630	$2,257	$12,092
Aflac U.S.	5,563	721	2,885	502	1,658	5,565
All other	216	36	209	0	421	0
Total	$18,531	$3,220	$12,181	$1,132	$4,336	$17,657

Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2019:
Life insurance in force	$146,585	$6,592	$0	$139,993	0%
Premiums:
Health insurance	$15,657	$527	$205	$15,335	1%
Life insurance	3,465	20	0	3,445	0
Total earned premiums	$19,122	$547	$205	$18,780	1%
2018:
Life insurance in force	$151,457	$4,702	$0	$146,755	0%
Premiums:
Health insurance	$15,330	$541	$214	$15,003	1%
Life insurance	3,688	14	0	3,674	0
Total earned premiums	$19,018	$555	$214	$18,677	1%
2017:
Life insurance in force	$152,502	$4,121	$0	$148,381	0%
Premiums:
Health insurance	$14,829	$554	$222	$14,497	1%
Life insurance	4,046	12	0	4,034	0
Total earned premiums	$18,875	$566	$222	$18,531	1%

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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 21, 2020
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 21, 2020
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Max K. Broden	Executive Vice President,	February 21, 2020
(Max K. Broden)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 21, 2020
(June Howard)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 21, 2020
(W. Paul Bowers)

/s/ Toshihiko Fukuzawa	Director	February 21, 2020
(Toshihiko Fukuzawa)

/s/ Robert B. Johnson	Director	February 21, 2020
(Robert B. Johnson)

/s/ Thomas J. Kenny	Director	February 21, 2020
(Thomas J. Kenny)

/s/ Georgette D. Kiser	Director	February 21, 2020
(Georgette D. Kiser)

/s/ Karole F. Lloyd	Director	February 21, 2020
(Karole F. Lloyd)

/s/ Joseph L. Moskowitz	Director	February 21, 2020
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 21, 2020
(Barbara K. Rimer)

/s/ Katherine T. Rohrer	Director	February 21, 2020
(Katherine T. Rohrer)

/s/ Melvin T. Stith	Director	February 21, 2020
(Melvin T. Stith)