Form 10-Q
period 2020-03-31
AFLAC INC
filed 2020-04-30
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(Exact name of registrant as specified in its charter)

Georgia			58-1167100
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1932 Wynnton Road	Columbus,	Georgia	31999
(Address of principal executive offices)			(ZIP Code)
706. 323.3431
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value per share	AFL	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 717,507,919 shares of the issuer's common stock were outstanding as of April 20, 2020.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2020

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2020	2019
Revenues:
Net premiums, principally supplemental health insurance	$4,681	$4,691
Net investment income	904	878
Net investment gains (losses)	(463)	71
Other income (loss)	40	17
Total revenues	5,162	5,657
Benefits and expenses:
Benefits and claims, net	2,939	2,967
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	333	340
Insurance commissions	336	331
Insurance and other expenses (1)	779	719
Interest expense	55	58
Total acquisition and operating expenses	1,503	1,448
Total benefits and expenses	4,442	4,415
Earnings before income taxes	720	1,242
Income taxes	154	314
Net earnings	$566	$928
Net earnings per share:
Basic	$.78	$1.23
Diluted	.78	1.23
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	724,366	751,423
Diluted	727,512	755,790
Cash dividends per share	$.28	$.27

(1) Includes expense of $15 in 2020 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2020	2019
Net earnings	$566	$928
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	85	(1)
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(4,605)	3,196
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	7	(17)
Unrealized gains (losses) on derivatives during period	(4)	(3)
Pension liability adjustment during period	0	7
Total other comprehensive income (loss) before income taxes	(4,517)	3,182
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,242)	852
Other comprehensive income (loss), net of income taxes	(3,275)	2,330
Total comprehensive income (loss)	$(2,709)	$3,258

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	March 31, 2020 (Unaudited)	December 31, 2019
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (allowance for credit losses of $63, amortized cost $84,673 in 2020 and amortized cost $76,063 in 2019)	$92,502	$86,950
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,208 in 2020 and amortized cost of $3,308 in 2019)	3,786	4,312
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $9 in 2020 (fair value $29,347 in 2020 and $37,594 in 2019)	23,278	30,085
Equity securities, at fair value	660	802
Commercial mortgage and other loans, net of allowance for credit losses of $125 in 2020 (includes $9,051 in 2020 and $7,956 in 2019 of consolidated variable interest entities)	10,750	9,569
Other investments (includes $550 in 2020 and $494 in 2019 of consolidated variable interest entities)	1,843	1,477
Cash and cash equivalents	4,148	4,896
Total investments and cash	136,967	138,091
Receivables	813	828
Accrued investment income	734	772
Deferred policy acquisition costs	10,164	10,128
Property and equipment, at cost less accumulated depreciation	586	581
Other	2,352	2,368
Total assets	$151,616	$152,768
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$91,393	$90,335
Unpaid policy claims	4,693	4,659
Unearned premiums	4,044	4,243
Other policyholders’ funds	7,422	7,317
Total policy liabilities	107,552	106,554
Income taxes	4,610	5,370
Payables for return of cash collateral on loaned securities	2,969	1,876
Notes payable and lease obligations	6,758	6,569
Other	3,325	3,440
Total liabilities	125,214	123,809
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2020 and 2019; issued 1,350,650 shares in 2020 and 1,349,309 shares in 2019	135	135
Additional paid-in capital	2,334	2,313
Retained earnings	34,599	34,291
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,543)	(1,623)
Unrealized gains (losses) on fixed maturity securities	6,043	8,548
Unrealized gains (losses) on derivatives	(35)	(33)
Pension liability adjustment	(277)	(277)
Treasury stock, at average cost	(14,854)	(14,395)
Total shareholders’ equity	26,402	28,959
Total liabilities and shareholders’ equity	$151,616	$152,768

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
Cumulative effect of change in accounting principle, Accounting Standards Update (ASU) 2016-13, net of tax (1)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle, ASU 2019-04, net of tax (1)	0	0	0	848	0	848
Balance at January 1, 2020	$135	$2,313	$34,235	$7,463	$(14,395)	$29,751
Net earnings	0	0	566	0	0	566
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	80	0	80
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,353)	0	(3,353)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(202)	0	0	(202)
Exercise of stock options	0	5	0	0	0	5
Share-based compensation	0	7	0	0	0	7
Purchases of treasury stock	0	0	0	0	(476)	(476)
Treasury stock reissued	0	9	0	0	17	26
Balance at March 31, 2020	$135	$2,334	$34,599	$4,188	$(14,854)	$26,402

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$135	$2,177	$31,788	$2,151	$(12,789)	$23,462
Net earnings	0	0	928	0	0	928
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	(1)	0	(1)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	2,327	0	2,327
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	6	0	6
Dividends to shareholders ($.27 per share)	0	0	(203)	0	0	(203)
Exercise of stock options	0	11	0	0	0	11
Share-based compensation	0	8	0	0	0	8
Purchases of treasury stock	0	0	0	0	(517)	(517)
Treasury stock reissued	0	12	0	0	18	30
Balance at March 31, 2019	$135	$2,208	$32,513	$4,481	$(13,288)	$26,049
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2020.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2020	2019
Cash flows from operating activities:
Net earnings	$566	$928
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	15	35
Capitalization of deferred policy acquisition costs	(325)	(357)
Amortization of deferred policy acquisition costs	333	340
Increase in policy liabilities	368	468
Change in income tax liabilities	153	316
Net investment (gains) losses	463	(71)
Other, net	(159)	(115)
Net cash provided (used) by operating activities	1,414	1,544
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	726	760
Equity securities	3	153
Held-to-maturity fixed maturity securities	0	155
Commercial mortgage and other loans	408	493
Costs of investments acquired:
Available-for-sale fixed maturity securities	(1,817)	(2,548)
Equity securities	(6)	(151)
Commercial mortgage and other loans	(1,787)	(669)
Other investments, net	(361)	(442)
Settlement of derivatives, net	13	(3)
Cash received (pledged or returned) as collateral, net	1,160	976
Other, net	(55)	(15)
Net cash provided (used) by investing activities	(1,716)	(1,291)
Cash flows from financing activities:
Purchases of treasury stock	(449)	(490)
Proceeds from borrowings	545	0
Principal payments under debt obligations	(350)	0
Dividends paid to shareholders	(195)	(195)
Change in investment-type contracts, net	(5)	(13)
Treasury stock reissued	9	12
Other, net	(1)	0
Net cash provided (used) by financing activities	(446)	(686)
Effect of exchange rate changes on cash and cash equivalents	0	(12)
Net change in cash and cash equivalents	(748)	(445)
Cash and cash equivalents, beginning of period	4,896	4,337
Cash and cash equivalents, end of period	$4,148	$3,892
Supplemental disclosures of cash flow information:
Income taxes paid	$2	$(2)
Interest paid	39	36
Noncash interest	15	22
Noncash financing activities:
Lease obligations	13	1
Treasury stock issued for:
Associate stock bonus	5	6
Shareholder dividend reinvestment	7	8
Share-based compensation grants	5	4

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company’s operations consist of two reportable business segments: Aflac Japan and Aflac U.S. The Parent Company's primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Argus Dental & Vision, Inc (Argus), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.). Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 67% and 68% of the Company's total revenues in the three-month periods ended March 31, 2020 and 2019, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 84% at March 31, 2020 and December 31, 2019, respectively.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2020, and December 31, 2019, and the consolidated statements of earnings and comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2020 and 2019. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report).

COVID-19: On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The impact of COVID-19 on the Company is evolving and its future effects are uncertain and the Company is closely monitoring the effects and risks of COVID-19 to assess its impact on the Company's business, financial condition, results of operations, liquidity and capital position.

Liquidity and Capital Resources
The Company entered the crisis having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1 billion in senior notes through public debt offerings under its U.S. shelf registration statement. The Company has available liquidity in its unsecured revolving credit facilities of $1.0 billion and ¥100.0 billion, respectively, and currently has no borrowings under either of these facilities. In April 2020, Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs and subject to qualified collateral availability and other conditions. The Company continues to evaluate other sources of liquidity including reinvestment cash flows and selling investments.

Major government initiatives
Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy. Given that these measures were recently implemented, it is too early to determine what impacts these initiatives will have on the Company’s business, results of operations, financial condition, liquidity, capital position, investment portfolio, workforce, distribution partners and vendors.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
In April 2019, the FASB issued Codification improvements to clarify and correct certain areas of guidance amended as part of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; and ASU 2017-12, Derivative and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.

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

Applicable amendments related to ASU 2016-13 are discussed within the recent adoption of that update below.
January 1, 2020
The adoption of this guidance resulted in a reclassification of $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity to the available-for-sale category. The reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis, based on the securities’ fair values on the reclassification date. The reclassification impacted the adoption of ASU 2016-13 (see ASU 2016-13 below for additional details).

ASU 2018-17 Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities
In October 2018, the FASB issued targeted improvements which provide that indirect interests held through related parties under common control should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
		January 1, 2020	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2018-13 Fair Value Measurement, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	In August 2018, the FASB issued amendments to the disclosure requirements on fair value measurements. The amendments remove, modify, and add certain disclosures.	January 1, 2020	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
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
		January 1, 2020	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
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
January 1, 2020
The Company recorded a cumulative effect adjustment with a decrease to beginning 2020 retained earnings of $56 million, net of taxes. See Note 3 of the Notes to the Consolidated Financial Statements for credit loss disclosures. The following line items in the consolidated balance sheets were most significantly impacted by the adoption of the new accounting standard:

•
Fixed maturity securities held to maturity, at amortized cost
•
Commercial mortgage and other loans
•
Reinsurance recoverable, included within Other assets

Accounting Pronouncements Pending Adoption

Standard	Description	Effect on Financial Statements or Other Significant Matters
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.
The Company is thoroughly evaluating the adoption of this guidance and the impact on the Company’s financial position, results of operations, and disclosures.
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

ASU 2019-09
Financial Services - Insurance (Topic 944): Effective Date

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

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position, results of operations or disclosures, see Note 1 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

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

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect Aflac’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by reportable segment and Corporate and other, follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Revenues:
Aflac Japan:
Net earned premiums	$3,150	$3,180
Adjusted net investment income (1),(2)	642	610
Other income	11	12
Total adjusted revenue Aflac Japan	3,803	3,802
Aflac U.S.:
Net earned premiums	1,483	1,461
Net investment income	177	177
Other income	27	2
Total adjusted revenue Aflac U.S.	1,687	1,640
Corporate and other (3)	104	95
Total adjusted revenues	5,594	5,537
Net investment gains (losses) (1),(2),(3)	(432)	120
Total revenues	$5,162	$5,657
(1) Amortized hedge costs of $55 and $62 for the three-month periods ended March 31, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(6) and $(7) for the three-month periods ended March 31, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $29 and $20 for the three-month periods ended March 31, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.

	Three Months Ended March 31,
(In millions)	2020	2019
Pretax adjusted earnings:
Aflac Japan (1),(2)	$855	$834
Aflac U.S.	326	323
Corporate and other (3),(4)	2	(18)
Pretax adjusted earnings (5)	1,183	1,139
Net investment gains (losses) (1),(2),(3),(4)	(448)	103
Other income (loss)	(15)	0
Total earnings before income taxes	$720	$1,242
Income taxes applicable to pretax adjusted earnings	$301	$291
Effect of foreign currency translation on after-tax adjusted earnings	9	(8)

(1) Amortized hedge costs of $55 and $62 for the three-month periods ended March 31, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(6) and $(7) for the three-month periods ended March 31, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $29 and $20 for the three-month periods ended March 31, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) A gain of $16 and $17 for the three-month periods ended March 31, 2020, and 2019, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(5) Includes $33 for the three-month periods ended March 31, 2020, and 2019, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	March 31, 2020	December 31, 2019
Assets:
Aflac Japan	$126,955	$127,523
Aflac U.S.	20,526	20,945
Corporate and other	4,135	4,300
Total assets	$151,616	$152,768

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$31,853	$0	$4,766	$14	$36,605
Municipalities	984	0	228	1	1,211
Mortgage- and asset-backed securities	306	0	31	0	337
Public utilities	4,412	0	430	93	4,749
Sovereign and supranational	1,300	0	33	27	1,306
Banks/financial institutions	7,159	0	404	557	7,006
Other corporate	7,817	0	753	389	8,181
Total yen-denominated	53,831	0	6,645	1,081	59,395
U.S. dollar-denominated:
U.S. government and agencies	350	0	23	0	373
Municipalities	1,084	0	145	0	1,229
Mortgage- and asset-backed securities	152	0	8	0	160
Public utilities	3,844	0	649	50	4,443
Sovereign and supranational	239	0	65	1	303
Banks/financial institutions	2,848	0	545	21	3,372
Other corporate	25,533	63	2,531	988	27,013
Total U.S. dollar-denominated	34,050	63	3,966	1,060	36,893
Total securities available for sale	$87,881	$63	$10,611	$2,141	$96,288

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,929	$5,169	$0	$36,098
Municipalities	516	116	3	629
Mortgage- and asset-backed securities	229	25	0	254
Public utilities	1,855	406	0	2,261
Sovereign and supranational	680	50	0	730
Banks/financial institutions	6,152	700	86	6,766
Other corporate	5,323	944	24	6,243
Total yen-denominated	45,684	7,410	113	52,981
U.S dollar-denominated:
U.S. government and agencies	293	9	0	302
Municipalities	1,077	141	0	1,218
Mortgage- and asset-backed securities	149	7	0	156
Public utilities	3,804	725	10	4,519
Sovereign and supranational	239	73	0	312
Banks/financial institutions	2,879	646	4	3,521
Other corporate	25,246	3,255	248	28,253
Total U.S. dollar-denominated	33,687	4,856	262	38,281
Total securities available for sale	$79,371	$12,266	$375	$91,262

	March 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,387	$3	$22,384	$5,810	$0	$28,194
Municipalities	362	0	362	122	0	484
Public utilities	46	1	45	14	0	59
Sovereign and supranational	469	5	464	114	0	578
Other corporate	23	0	23	9	0	32
Total yen-denominated	23,287	9	23,278	6,069	0	29,347
Total securities held to maturity	$23,287	$9	$23,278	$6,069	$0	$29,347

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,241	$6,050	$0	$28,291
Municipalities	821	262	0	1,083
Mortgage- and asset-backed securities	16	1	0	17
Public utilities	2,535	419	0	2,954
Sovereign and supranational	1,123	197	0	1,320
Banks/financial institutions	916	105	3	1,018
Other corporate	2,433	485	7	2,911
Total yen-denominated	30,085	7,519	10	37,594
Total securities held to maturity	$30,085	$7,519	$10	$37,594

(In millions)	March 31, 2020	December 31, 2019
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$528	$658
U.S. dollar-denominated	132	144
Total equity securities	$660	$802

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first quarter of 2020, as a result of the adoption of ASU 2019-04 discussed in Note 1, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis. During the first quarter of 2019, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2020, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,078	$1,105
Due after one year through five years	8,992	8,806
Due after five years through 10 years	12,399	13,221
Due after 10 years	64,891	72,659
Mortgage- and asset-backed securities	458	497
Total fixed maturity securities available for sale	$87,818	$96,288
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through 10 years	49	55
Due after 10 years	23,229	29,292
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$23,278	$29,347

(1) Net of allowance for credit losses

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2020			December 31, 2019
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$52,786	$63,020	A+	$51,726	$62,584
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$7	$12
Gross losses from sales	0	(8)
Foreign currency gains (losses) on sales and redemptions	(14)	13
Total sales and redemptions	(7)	17
Equity securities	(149)	58
Loan loss reserves (1)	0	(2)
Credit losses:
Fixed maturity securities available for sale	(63)	0
Fixed maturity securities held to maturity	1	0
Commercial mortgage and other loans	(37)	0
Loan commitments	(46)	0
Total credit losses	(145)	0
Derivatives and other:
Derivative gains (losses)	(85)	0
Foreign currency gains (losses)	(77)	(2)
Total derivatives and other	(162)	(2)
Total net investment gains (losses)	$(463)	$71

(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2020, that relate to equity securities still held at the March 31, 2020 reporting date, were $149 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2020	December 31, 2019
Unrealized gains (losses) on securities available for sale	$8,470	$11,891
Deferred income taxes	(2,427)	(3,343)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$6,043	$8,548

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended March 31, 2020 and available-for-sale and held-to-maturity investments for prior periods that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$725	$14	$725	$14	$0	$0
Municipalities:
Yen-denominated	56	1	42	0	14	1
Public utilities:
U.S. dollar-denominated	825	50	701	38	124	12
Yen-denominated	880	93	880	93	0	0
Sovereign and supranational:
U.S. dollar-denominated	18	1	18	1	0	0
Yen-denominated	701	27	701	27	0	0
Banks/financial institutions:
U.S. dollar-denominated	355	21	321	13	34	8
Yen-denominated	3,410	557	2,626	406	784	151
Other corporate:
U.S. dollar-denominated	8,244	988	5,427	527	2,817	461
Yen-denominated	2,829	389	2,677	357	152	32
Total	$18,043	$2,141	$14,118	$1,476	$3,925	$665

	December 31, 2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Municipalities:
Yen-denominated	$80	$3	$80	$3	$0	$0
Public utilities:
U.S. dollar-denominated	306	10	69	2	237	8
Banks/financial institutions:
U.S. dollar-denominated	79	4	18	0	61	4
Yen-denominated	1,828	89	1,828	89	0	0
Other corporate:
U.S. dollar-denominated	4,261	248	792	53	3,469	195
Yen-denominated	636	31	636	31	0	0
Total	$7,190	$385	$3,423	$178	$3,767	$207

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

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturity securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its fixed maturity investments in the sectors shown in the table above have the ability to service their obligations to the Company, and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

However, the Company has identified certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance has been calculated. As of March 31, 2020, the Company recorded an allowance of $63 million. Refer to the Credit Losses section below for additional information.

Commercial Mortgage and Other Loans

The Company classifies its transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs) as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for credit losses.

The following table reflects the composition of the carrying value for commercial mortgage and other loans by property type as of the periods presented.

(In millions)	March 31, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost		% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,954	18.0%	$1,800		18.7%
Retail	165	1.5	131		1.4
Apartments/Multi-Family	2,065	19.0	2,085		21.7
Industrial	175	1.6	256		2.7
Hospitality	1,024	9.4	1,036		10.8
Other	260	2.4	164		1.7
Total transitional real estate loans	5,643	51.9	5,472		57.0
Commercial mortgage loans:
Office	408	3.8	410		4.3
Retail	346	3.1	348		3.5
Apartments/Multi-Family	589	5.4	569		5.9
Industrial	397	3.7	383		4.0
Total commercial mortgage loans	1,740	16.0	1,710		17.7
Middle market loans	3,492	32.1	2,432		25.3
Total commercial mortgage and other loans	$10,875	100.0%	$9,614		100.0%
Allowance for credit losses	(125)		(45)	(1)
Total net commercial mortgage and other loans	$10,750		$9,569
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

Commercial mortgage and transitional real estate loans were secured by properties entirely within the U.S. (with the largest concentrations in California (20%), Texas (14%) and Florida (10%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of March 31, 2020, the Company had $838 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of March 31, 2020, the Company had $10 million of outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $99 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of December 31, 2019. The carrying value for middle market loans did not include any amount for a short term credit facility as of March 31, 2020.

As of March 31, 2020, the Company had commitments of approximately $2.6 billion of which $2.2 billion was a result of a new agreement with an external manager during the first quarter of 2020 to fund future middle market loans. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Credit Losses

Effective January 1, 2020, the Company adopted ASC 326: Financial Instruments - Credit Losses. The newly adopted accounting standard requires the Company to estimate an expected lifetime credit loss on financial assets including short-term receivables, held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables. For the Company’s available-for-sale fixed maturity securities, the newly adopted guidance requires an entity to evaluate estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis. Credit loss changes are recorded as a component of net investment gains and losses for the Company’s held-to-maturity and available-for-sale securities, loan receivables, loan commitments and reinsurance recoverables. The Company’s off-balance sheet credit exposure is primarily attributable to loan commitments that are not unconditionally cancelable. The Company considers the contractual period of exposure to credit risk, the likelihood that funding will occur, the risk of loss, and the current conditions and expectations of future economic conditions to develop the estimate of expected credit losses. The Company records the estimate of expected credit losses for certain loan commitments within other liabilities in the consolidated balance sheet.

Write-offs and partial write-offs are recorded as a reduction to the amortized cost of the loan or fixed maturity security balance and a reduction to the credit allowance.

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $22 billion amortized cost as of March 31, 2020 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

The Company has elected not to measure an allowance on accrued interest income for all asset types, because the uncollectible accrued interest receivable is written off in a timely manner. The Company writes off accrued interest when it is more than ninety days past due. The Company has elected to write off accrued interest by reversing interest income, which is a component of net investment income, in the consolidated statement of earnings.
The Company designates nonaccrual status for a nonperforming debt security or a loan that is not generating its stated interest rate because of nonpayment of periodic interest by the borrower. The Company applies the cash basis method to record any payments received on non-accrual assets. The Company resumes the accrual of interest on fixed maturity securities and loans that are currently making contractual payments or for those that are not current where the borrower has paid timely (less than 30 days outstanding).

Credit Quality Indicators

For TREs, the Company’s key credit quality indicator is loan-to-value (LTV). Given that TRE loans involve properties undergoing renovation or construction, loan-to-value provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly.

For CMLs, the Company’s key credit quality indicators include LTV and debt service coverage ratios (DSCR). LTV is calculated by dividing the current outstanding loan balance by the most recent estimated property value. DSCR is the most recently available operating income of the underlying property compared to the required debt service of the loan.

For MMLs and held-to-maturity fixed maturity securities, the Company’s key credit quality indicator is credit ratings. The Company’s held-to-maturity portfolio is composed of investment grade securities that are senior unsecured instruments, while its MMLs generally have below-investment-grade ratings but are typically senior secured instruments. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. The Company's counterparties are rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of March 31, 2020 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$33	$471	$409	$155	$20	$57	$1,145
60%-69.99%	190	777	834	436	0	0	2,237
70%-79.99%	81	858	997	250	14	0	2,200
80% or greater	25	36	0	0	0	0	61
Total	$329	$2,142	$2,240	$841	$34	$57	$5,643

Commercial Mortgage Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$12	$474	$156	$69	$683	$0	$1,394	2.43
60%-69.99%	27	190	16	0	90	0	323	1.74
70%-79.99%	0	0	0	0	23	0	23	1.32
Total	39	664	172	69	796	0	1,740	2.29
Weighted Average DSCR	1.84	2.33	2.16	2.37	2.30	0	2.29

Middle Market Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$9	$57	$52	$22	$12	$0	$15	$167
BB	86	277	187	140	56	20	84	850
B	210	827	466	309	98	58	338	2,306
CCC	0	58	10	34	25	4	15	146
CC	0	1	0	18	0	2	2	23
Total	$305	$1,220	$715	$523	$191	$84	$454	$3,492

Allowance for Credit Losses

The Company calculates its allowance for credit losses for held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverable by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual asset. For held-to-maturity fixed maturity securities, MMLs, and MML commitments, the Company groups assets by credit ratings, industry, and country. The Company groups CMLs and TREs and respective loan commitments by property type, property location and the property’s loan-to-value and debt service coverage ratios. The credit allowance for the reinsurance recoverable balance is estimated using a probability-of-default (PD) / loss-given-default (LGD) method.

The Company’s methodology for estimating credit losses for available-for-sale fixed maturity securities utilizes the discounted cash flow model, based on past events, current market conditions and future economic conditions, as well as industry analysis and credit ratings of the fixed maturity securities. In addition, the Company evaluates the specific issuer’s probability of default and expected recovery of its position in the event of default based on the underlying financial condition and assets of the borrower as well as seniority and/or security of other debt holders in the issuer when developing management’s best estimate of expected cash flows.

The credit allowance for held-to-maturity fixed maturity securities and loan receivables is estimated using a PD / LGD method, discounted for the time value of money. For held-to-maturity fixed maturity securities, available-for-sale fixed maturity securities and loan receivables, the Company includes the change in present value due to the passage of time in the change in the allowance for credit losses. The Company’s methodology for estimating credit losses utilizes the contractual maturity date of the financial asset, adjusted when necessary to reflect the expected timing of repayment (such as prepayment options, renewal options, call options, or extension options). The Company applies reasonable and supportable forecasts of macroeconomic variables that impact the determination of PD/LGD over a two-year period for held-to-maturity fixed maturity securities and MMLs. The Company reverts to historical loss information over one year, following the two-year forecast period. For the CML and TRE portfolio, the Company applies reasonable and supportable forecasts of macroeconomic variables as well as national and local real-estate market factors to estimate future credit losses where the market factors revert back to historical levels over time with the period being dependent on current market conditions, projected market conditions and difference in the current and historical market levels for each factor. The Company continuously monitors the estimation methodology, due to changes in portfolio composition, changes in underwriting practices and significant events or conditions and makes adjustments as necessary.

As of March 31, 2020, and December 31, 2019, the Company had no loans that were past due in regards to principal and/or interest payments. Additionally, the number of loans the Company held on nonaccrual status was immaterial as of March 31, 2020, and December 31, 2019. The Company had no troubled debt restructurings during the three months ended March 31, 2020 and 2019.

The following table presents the roll forward of the allowance for credit losses by portfolio segment during the three-month period ended March 31, 2020.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(3)	0	(34)	1	(63)	0
Balance at March 31, 2020	$(27)	$(11)	$(87)	$(9)	$(63)	$(11)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. During the first quarter of 2020, the Company entered into a loan commitment with an external manager that met the requirements to recognize a credit loss on over $2.2 billion of loan commitments over the next few years. The estimate of credit losses for loan commitments as of March 31, 2020 was $60 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2020	December 31, 2019
Other investments:
Policy loans	$253	$250
Short-term investments (1)	892	628
Limited partnerships	669	569
Other	29	30
Total other investments	$1,843	$1,477
(1) Includes securities lending collateral

As of March 31, 2020, the Company had $1.4 billion in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	March 31, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,208	$3,786	$3,308	$4,312
Commercial mortgage and other loans	9,051	8,737	7,956	8,015
Other investments (2)	550	550	494	494
Other assets (3)	89	89	169	169
Total assets of consolidated VIEs	$12,898	$13,162	$11,927	$12,990
Liabilities:
Other liabilities (3)	$235	$235	$126	$126
Total liabilities of consolidated VIEs	$235	$235	$126	$126

(1) Net of allowance for credit losses
(2) Consists entirely of alternative investments in limited partnerships
(3) Consists entirely of derivatives

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
Investments in Variable Interest Entities Not Consolidated

	March 31, 2020		December 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$5,999	$6,397	$4,129	$4,884
Fixed maturity securities, held to maturity	0	0	1,848	2,236
Other investments (1)	119	119	75	74
Total investments in VIEs not consolidated	$6,118	$6,516	$6,052	$7,194

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

Details of collateral by loaned security type and remaining maturity of the agreements were as follows:

Securities Lending Transactions Accounted for as Secured Borrowings
Remaining Contractual Maturity of the Agreements
	March 31, 2020			December 31, 2019
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,318	$2,318	$0	$1,013	$1,013
Public utilities	35	0	35	35	0	35
Sovereign and supranational	1	0	1	2	0	2
Banks/financial institutions	68	0	68	48	0	48
Other corporate	547	0	547	778	0	778
Total borrowings	$651	$2,318	$2,969	$863	$1,013	$1,876
Gross amount of recognized liabilities for securities lending transactions			$2,969			$1,876
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $5,188 million and $4,759 million at March 31, 2020 and December 31, 2019, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2020, and December 31, 2019, respectively.

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

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options is shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transaction, Aflac Japan agrees to sell a fixed amount of yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e. a costless or zero-cost collar). Additionally, the Company enters into purchased options, acting as caps to protect the downside of the sold call options beyond a specified level. As opposed to the collar strategies which are fair value hedges, these sold call option caps are classified as non-qualifying hedges.

From time to time, the Company may also enter into foreign currency forwards and options to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, Aflac agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified price at a specified future date. In the option transactions, the Company may use a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions create a zero-cost collar. Additionally, the Company enters into purchased options to hedge cash flows from the net investment in Aflac Japan.

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

	March 31, 2020			December 31, 2019
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$75	$0	$11	$75	$0	$8
Total cash flow hedges	75	0	11	75	0	8
Fair value hedges:
Foreign currency forwards	63	0	1	964	0	38
Foreign currency options	8,809	12	23	11,573	0	5
Interest rate swaptions	243	0	0	243	0	0
Total fair value hedges	9,115	12	24	12,780	0	43
Net investment hedge:
Foreign currency forwards	4,985	85	6	4,952	72	2
Foreign currency options	2,040	7	0	2,000	0	0
Total net investment hedge	7,025	92	6	6,952	72	2
Non-qualifying strategies:
Foreign currency swaps	2,250	66	38	2,800	72	78
Foreign currency swaps - VIE	2,587	89	224	2,587	169	118
Foreign currency forwards	20,614	184	420	19,821	166	337
Foreign currency options	9,248	8	0	9,553	0	0
Interest rate swaps	2,370	21	0	7,120	3	0
Interest rate swaptions	7	0	0	7	0	0
Total non-qualifying strategies	37,076	368	682	41,888	410	533
Total derivatives	$53,291	$472	$723	$61,695	$482	$586

Cash Flow Hedges
For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the USD variable rate interest and principal payments to fixed rate JPY interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately seven years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "non-qualifying strategies" section of this note.
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended March 31, 2020:
Foreign currency forwards	Fixed maturity securities	$(16)	$(7)	$(9)	$10	$1
Total gains (losses)		$(16)	$(7)	$(9)	$10	$1
Three Months Ended March 31, 2019:
Foreign currency forwards	Fixed maturity securities	$9	$(10)	$19	$(18)	$1
Foreign currency options	Fixed maturity securities	(4)	(4)	0	0	0
Interest rate swaptions	Fixed maturity securities	(1)	(1)	0	0	0
Total gains (losses)		$4	$(15)	$19	$(18)	$1

(1) Gains (losses) excluded from effectiveness testing includes the forward point on foreign currency forwards and time value change on foreign currency options which are reported in the consolidated statement of earnings as net investment gains (losses). It also includes the change in the fair value of the interest rate swaptions related to the time value of the swaptions which is recognized as a component of other comprehensive income (loss).
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month periods ended March 31, 2020 and 2019, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Fixed maturity securities	$4,469	$4,633	$249	$256
(1) The balance includes hedging adjustment on discontinued hedging relationships of $249 in 2020 and $256 in 2019.
The total notional amount of the Company's interest rate swaptions was $243 in 2020 and $243 in 2019. The hedging adjustment related to these derivatives was immaterial.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2020 and 2019, respectively.
Non-qualifying Strategies
For the Company's derivative instruments in consolidated VIEs that do not qualify for hedge accounting treatment, all changes in their fair value are reported in current period earnings within net investment gains (losses). The amount of gain or loss recognized in earnings for the Company's VIEs is attributable to the derivatives in those investment structures. While the change in value of the swaps is recorded through current period earnings, the change in value of the available-for-sale fixed maturity securities associated with these swaps is recorded through other comprehensive income.

As of March 31, 2020, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.
The Company uses foreign exchange forwards and options to economically mitigate the currency risk of some of its U.S. dollar-denominated loan receivables held within the Aflac Japan segment. These arrangements are not designated as accounting hedges, as the foreign currency remeasurement of the loan receivables impacts current period earnings, and generally offsets gains and losses from foreign exchange forwards within net investment gains (losses). The Company also has certain foreign exchange forwards on U.S. dollar-denominated available-for-sale securities where hedge accounting is not being applied.
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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to net investment gains (losses) and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2020				2019
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$0		$(4)	$(1)	$0		$(2)
Total cash flow hedges	(1)	0	(3)	(4)	(1)	0	(3)	(2)
Fair value hedges:
Foreign currency forwards(3)		(6)				(9)
Foreign currency options(3)		0				(4)
Interest rate swaptions(3)	0	0		0	0	0		(1)
Total fair value hedges	0	(6)		0	0	(13)		(1)
Net investment hedge:
Non-derivative hedging instruments		0		6		0		0
Foreign currency forwards		51		(25)		0		0
Foreign currency options		6		0		0		0
Total net investment hedge		57		(19)		0		0
Non-qualifying strategies:
Foreign currency swaps		50				44
Foreign currency swaps - VIE		(195)				(16)
Foreign currency forwards		(36)				(21)
Foreign currency options		(2)				0
Interest rate swaps		47				6
Total non-qualifying strategies		(136)				13
Total	$(1)	$(85)		$(23)	$(1)	$0		$(3)

(1) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended March 31, 2020 and 2019, respectively.
(3)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

As of March 31, 2020, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of March 31, 2020, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $348 million and $301 million as of March 31, 2020, and December 31, 2019, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2020, the Company estimates that it would be required to post a maximum of $171 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$362	$0	$362	$(229)	$(7)	$(121)	$5
OTC - cleared	21	0	21	0	0	(11)	10
Total derivative assets subject to a master netting agreement or offsetting arrangement	383	0	383	(229)	(7)	(132)	15
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	89		89				89
Total derivative assets not subject to a master netting agreement or offsetting arrangement	89		89				89
Total derivative assets	472	0	472	(229)	(7)	(132)	104
Securities lending and similar arrangements	2,952	0	2,952	0	0	(2,952)	0
Total	$3,424	$0	$3,424	$(229)	$(7)	$(3,084)	$104

December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$310	$0	$310	$(190)	$(7)	$(113)	$0
OTC - cleared	3	0	3	0	0	0	3
Total derivative assets subject to a master netting agreement or offsetting arrangement	313	0	313	(190)	(7)	(113)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	169		169				169
Total derivative assets not subject to a master netting agreement or offsetting arrangement	169		169				169
Total derivative assets	482	0	482	(190)	(7)	(113)	172
Securities lending and similar arrangements	1,860	0	1,860	0	0	(1,860)	0
Total	$2,342	$0	$2,342	$(190)	$(7)	$(1,973)	$172

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$488	$0	$488	$(229)	$(175)	$(2)	$82
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	488	0	488	(229)	(175)	(2)	82
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	235		235				235
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	235		235				235
Total derivative liabilities	723	0	723	(229)	(175)	(2)	317
Securities lending and similar arrangements	2,969	0	2,969	(2,952)	0	0	17
Total	$3,692	$0	$3,692	$(3,181)	$(175)	$(2)	$334

December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$459	$0	$459	$(190)	$(222)	$(32)	$15
OTC - cleared	1	0	1	0	0	(1)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	460	0	460	(190)	(222)	(33)	15
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	126		126				126
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	126		126				126
Total derivative liabilities	586	0	586	(190)	(222)	(33)	141
Securities lending and similar arrangements	1,876	0	1,876	(1,860)	0	0	16
Total	$2,462	$0	$2,462	$(2,050)	$(222)	$(33)	$157

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

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

	March 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$35,469	$1,509	$0	$36,978
Municipalities	0	2,440	0	2,440
Mortgage- and asset-backed securities	0	309	188	497
Public utilities	0	8,894	298	9,192
Sovereign and supranational	0	1,609	0	1,609
Banks/financial institutions	0	10,355	23	10,378
Other corporate	0	34,949	245	35,194
Total fixed maturity securities	35,469	60,065	754	96,288
Equity securities	509	69	82	660
Other investments	892	0	0	892
Cash and cash equivalents	4,148	0	0	4,148
Other assets:
Foreign currency swaps	0	66	89	155
Foreign currency forwards	0	269	0	269
Foreign currency options	0	27	0	27
Interest rate swaps	0	21	0	21
Total other assets	0	383	89	472
Total assets	$41,018	$60,517	$925	$102,460
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$38	$235	$273
Foreign currency forwards	0	427	0	427
Foreign currency options	0	23	0	23
Total liabilities	$0	$488	$235	$723

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,878	$1,522	$0	$36,400
Municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities	0	232	178	410
Public utilities	0	6,556	224	6,780
Sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions	0	10,264	23	10,287
Other corporate	0	34,234	262	34,496
Total fixed maturity securities	34,878	55,697	687	91,262
Equity securities	642	80	80	802
Other investments	628	0	0	628
Cash and cash equivalents	4,896	0	0	4,896
Other assets:
Foreign currency swaps	0	72	169	241
Foreign currency forwards	0	238	0	238
Interest rate swaps	0	3	0	3
Total other assets	0	313	169	482
Total assets	$41,044	$56,090	$936	$98,070
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$78	$126	$204
Foreign currency forwards	0	377	0	377
Foreign currency options	0	5	0	5
Total liabilities	$0	$460	$126	$586

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,384	$27,842	$352	$0	$28,194
Municipalities	362	0	484	0	484
Public utilities	45	0	59	0	59
Sovereign and supranational	464	0	578	0	578
Other corporate	23	0	32	0	32
Commercial mortgage and other loans	10,750	0	0	10,390	10,390
Other investments (1)	29	0	29	0	29
Total assets	$34,057	$27,842	$1,534	$10,390	$39,766
Liabilities:
Other policyholders’ funds	$7,422	$0	$0	$7,338	$7,338
Notes payable (excluding leases)	6,597	0	6,607	274	6,881
Total liabilities	$14,019	$0	$6,607	$7,612	$14,219
(1) Excludes policy loans of $253 and equity method investments of $669, at carrying value

	December 31, 2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,241	$27,937	$354	$0	$28,291
Municipalities	821	0	1,083	0	1,083
Mortgage and asset-backed securities	16	0	7	10	17
Public utilities	2,535	0	2,954	0	2,954
Sovereign and supranational	1,123	0	1,320	0	1,320
Banks/financial institutions	916	0	1,018	0	1,018
Other corporate	2,433	0	2,911	0	2,911
Commercial mortgage and other loans	9,569	0	0	9,648	9,648
Other investments (1)	30	0	30	0	30
Total assets	$39,684	$27,937	$9,677	$9,658	$47,272
Liabilities:
Other policyholders’ funds	$7,317	$0	$0	$7,234	$7,234
Notes payable (excluding leases)	6,408	0	6,663	272	6,935
Total liabilities	$13,725	$0	$6,663	$7,506	$14,169

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

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities to reflect the impact of the persistent economic environment and the changing regulatory framework. These models are discounted cash flow (DCF) valuation models, but also use information from related markets, specifically the credit default swap (CDS) market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including:

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$35,469	$1,509	$0	$36,978
Total government and agencies	35,469	1,509	0	36,978
Municipalities:
Third party pricing vendor	0	2,440	0	2,440
Total municipalities	0	2,440	0	2,440
Mortgage- and asset-backed securities:
Third party pricing vendor	0	309	0	309
Broker/other	0	0	188	188
Total mortgage- and asset-backed securities	0	309	188	497
Public utilities:
Third party pricing vendor	0	8,894	0	8,894
Broker/other	0	0	298	298
Total public utilities	0	8,894	298	9,192
Sovereign and supranational:
Third party pricing vendor	0	1,609	0	1,609
Total sovereign and supranational	0	1,609	0	1,609
Banks/financial institutions:
Third party pricing vendor	0	10,355	0	10,355
Broker/other	0	0	23	23
Total banks/financial institutions	0	10,355	23	10,378
Other corporate:
Third party pricing vendor	0	34,949	0	34,949
Broker/other	0	0	245	245
Total other corporate	0	34,949	245	35,194
Total securities available for sale	$35,469	$60,065	$754	$96,288
Equity securities, carried at fair value:
Third party pricing vendor	$509	$69	$0	$578
Broker/other	0	0	82	82
Total equity securities	$509	$69	$82	$660

	March 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,842	$352	$0	$28,194
Total government and agencies	27,842	352	0	28,194
Municipalities:
Third party pricing vendor	0	484	0	484
Total municipalities	0	484	0	484
Public utilities:
Third party pricing vendor	0	59	0	59
Total public utilities	0	59	0	59
Sovereign and supranational:
Third party pricing vendor	0	578	0	578
Total sovereign and supranational	0	578	0	578
Other corporate:
Third party pricing vendor	0	32	0	32
Total other corporate	0	32	0	32
Total securities held to maturity	$27,842	$1,505	$0	$29,347

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,878	$1,522	$0	$36,400
Total government and agencies	34,878	1,522	0	36,400
Municipalities:
Third party pricing vendor	0	1,847	0	1,847
Total municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities:
Third party pricing vendor	0	232	0	232
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	232	178	410
Public utilities:
Third party pricing vendor	0	6,556	0	6,556
Broker/other	0	0	224	224
Total public utilities	0	6,556	224	6,780
Sovereign and supranational:
Third party pricing vendor	0	1,042	0	1,042
Total sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions:
Third party pricing vendor	0	10,264	0	10,264
Broker/other	0	0	23	23
Total banks/financial institutions	0	10,264	23	10,287
Other corporate:
Third party pricing vendor	0	34,234	0	34,234
Broker/other	0	0	262	262
Total other corporate	0	34,234	262	34,496
Total securities available for sale	$34,878	$55,697	$687	$91,262
Equity securities, carried at fair value:
Third party pricing vendor	$642	$80	$0	$722
Broker/other	0	0	80	80
Total equity securities	$642	$80	$80	$802

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,937	$354	$0	$28,291
Total government and agencies	27,937	354	0	28,291
Municipalities:
Third party pricing vendor	0	1,083	0	1,083
Total municipalities	0	1,083	0	1,083
Mortgage- and asset-backed securities:
Third party pricing vendor	0	7	0	7
Broker/other	0	0	10	10
Total mortgage- and asset-backed securities	0	7	10	17
Public utilities:
Third party pricing vendor	0	2,954	0	2,954
Total public utilities	0	2,954	0	2,954
Sovereign and supranational:
Third party pricing vendor	0	1,320	0	1,320
Total sovereign and supranational	0	1,320	0	1,320
Banks/financial institutions:
Third party pricing vendor	0	1,018	0	1,018
Total banks/financial institutions	0	1,018	0	1,018
Other corporate:
Third party pricing vendor	0	2,911	0	2,911
Total other corporate	0	2,911	0	2,911
Total securities held to maturity	$27,937	$9,647	$10	$37,594

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

The fair value of foreign currency forward and options are based on observable market inputs, therefore they are classified as Level 2.

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

Three Months Ended March 31, 2020
	Fixed Maturity Securities					Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities		Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$178		$224	$23	$262	$80	$43	$0	$810
Net investment gains (losses) included in earnings	0		0	0	0	0	(185)	0	(185)
Unrealized gains (losses) included in other comprehensive income (loss)	1		(8)	0	(17)	0	(4)	0	(28)
Purchases, issuances, sales and settlements:
Purchases	0		83	0	0	2	0	0	85
Issuances	0		0	0	0	0	0	0	0
Sales	0		0	0	0	0	0	0	0
Settlements	0		(1)	0	0	0	0	0	(1)
Transfers into Level 3	9	(2)	0	0	0	0	0	0	9
Transfers out of Level 3	0		0	0	0	0	0	0	0
Balance, end of period	$188		$298	$23	$245	$82	$(146)	$0	$690
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0		$0	$0	$0	$0	$(185)	$0	$(185)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to reclassification of level 3 securities from HTM to AFS

Three Months Ended March 31, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Credit Default Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$0	$648
Net investment gains (losses) included in earnings	0	0		0	0		0	(8)	0	(8)
Unrealized gains (losses) included in other comprehensive income (loss)	1	1		0	1		0	(2)	0	1
Purchases, issuances, sales and settlements:
Purchases	0	0		0	63		0	0	0	63
Issuances	0	0		0	0		0	0	0	0
Sales	0	0		0	(2)		0	0	0	(2)
Settlements	0	0		0	0		0	0	0	0
Transfers into Level 3	0	0		0	25	(2)	0	0	0	25
Transfers out of Level 3	0	(25)	(2)	0	(16)	(3)	0	0	0	(41)
Balance, end of period	$178	$85		$23	$284		$46	$70	$0	$686
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$(8)	$0	$(8)
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

March 31, 2020
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$188	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	298	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	245	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	82	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	15	Discounted cash flow	Interest rates (USD)	.72% - .88%	(b)
			Interest rates (JPY)	.02% - .20%	(c)
			CDS spreads	31 - 173 bps
	74	Discounted cash flow	Interest rates (USD)	.72% - .88%	(b)
			Interest rates (JPY)	.02% - .20%	(c)
Total assets	$925
Liabilities:
Other liabilities:
Foreign currency swaps	$224	Discounted cash flow	Interest rates (USD)	.72% - .88%	(b)
			Interest rates (JPY)	.02% - .20%	(c)
			CDS spreads	31 - 173 bps
	11	Discounted cash flow	Interest rates (USD)	.72% - .88%	(b)
			Interest rates (JPY)	.02% - .20%	(c)
Total liabilities	$235

(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

December 31, 2019
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Unpaid supplemental health claims, beginning of period	$3,968	$3,952
Less reinsurance recoverables	31	29
Net balance, beginning of period	3,937	3,923
Add claims incurred during the period related to:
Current year	1,837	1,825
Prior years	(136)	(167)
Total incurred	1,701	1,658
Less claims paid during the period on claims incurred during:
Current year	556	506
Prior years	1,144	1,137
Total paid	1,700	1,643
Effect of foreign exchange rate changes on unpaid claims	12	0
Net balance, end of period	3,950	3,938
Add reinsurance recoverables	33	29
Unpaid supplemental health claims, end of period	3,983	3,967
Unpaid life claims, end of period	710	658
Total liability for unpaid policy claims	$4,693	$4,625

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $136 million for the three-month period ended March 31, 2020 comprises approximately $91 million from Japan, which represents approximately 67% of the total. Excluding the impact of foreign exchange of a gain of approximately $1 million from December 31, 2019 to March 31, 2020, the favorable claims development in Japan would have been approximately $90 million, representing approximately 66% of the total.

The Company has experienced continued favorable claim trends in 2020 for its core health products in Japan. The Company's experience in Japan related to the average length of stay in the hospital for cancer treatment has shown continued decline in the current period. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

The remainder of the favorable claims development related to prior years for the three-month period ended March 31, 2020, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion as of both March 31, 2020 and December 31, 2019, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $976 million and $970 million as of March 31, 2020 and December 31, 2019, respectively. The increase in the reinsurance recoverable balance was driven by the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately .7% and ceded reserves increased approximately 2.3% from December 31, 2019 to March 31, 2020.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended March 31,
(In millions)	2020	2019
Direct premium income	$4,772	$4,776
Ceded to other companies:
Ceded Aflac Japan closed blocks	(116)	(121)
Other	(24)	(15)
Assumed from other companies:
Retrocession activities	49	50
Other	0	1
Net premium income	$4,681	$4,691

Direct benefits and claims	$3,028	$3,041
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(105)	(111)
Eliminations	10	10
Other	(25)	(11)
Assumed from other companies:
Retrocession activities	41	48
Eliminations	(10)	(10)
Other	0	0
Benefits and claims, net	$2,939	$2,967

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥110 billion of reserves. This reinsurance facility agreement was renewed in 2019 and is effective until December 31, 2020. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2020, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2020	December 31, 2019
4.00% senior notes paid January 2020	$0	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	747	747
3.25% senior notes due March 2025	448	448
2.875% senior notes due October 2026	298	298
6.90% senior notes due December 2039	220	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	393	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥ 12.4 billion)	113	0
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	549	545
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	115	114
.550% senior notes due March 2030 (principal ¥ 13.3 billion)	121	0
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	268	266
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	85	84
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	189	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	139	138
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	89	88
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	97	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	81	81
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	57	57
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	547	543
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	274	272
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2020 and 2019, principal amount ¥5.0 billion)	46	45
Variable interest rate loan due September 2029 (.57% in 2020 and 2019, principal amount ¥25.0 billion)	228	227
Finance lease obligations payable through 2026	12	12
Operating lease obligations payable through 2028	149	149
Total notes payable and lease obligations	$6,758	$6,569

Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In March 2020, the Parent Company issued four series of senior notes totaling ¥57.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥12.4 billion, bears interest at a fixed rate of .300% per annum, payable semiannually and will mature in September 2025. The second series, which totaled ¥13.3 billion, bears interest at a fixed rate of .550% per annum, payable semi-annually, and will mature in March 2030. The third series, which totaled ¥20.7 billion, bears interest at a fixed rate of .750% per annum, payable semiannually and will mature in March 2032. The fourth series, which totaled ¥10.6 billion, bears interest at a fixed rate of .830% per annum, payable semi-annually, and will mature in March 2035. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In January 2020, the Parent Company used the net proceeds from senior notes issued in December 2019 to redeem $350 million of its 4.00% fixed-rate senior notes due February 2022.

A summary of the Company's lines of credit as of March 31, 2020 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 18, 2020	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion
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
A rate per annum equal to, at the Company's option, either, (a) LIBOR adjusted for certain costs or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin
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
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2020	$250 million	$82 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2020(2)	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 25, 2020	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	March 20, 2021	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 20, 2021	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 20, 2021	$.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in April 2020 with an expiration date of April 2, 2021

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2020. No events of default or defaults occurred during the three-month period ended March 31, 2020.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

9.	INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

The Company’s combined U.S. and Japanese effective income tax rate on pretax earnings was 21.4% for the three-month period ended March 31, 2020, compared with 25.3% for the same period in 2019. This combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. The primary driver for the reduced income tax rate in the current period is the pretax investment losses in Japan, which provide a 28% income tax benefit.

10.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2020	2019
Common stock - issued:
Balance, beginning of period	1,349,309	1,347,540
Exercise of stock options and issuance of restricted shares	1,341	1,060
Balance, end of period	1,350,650	1,348,600
Treasury stock:
Balance, beginning of period	622,516	592,254
Purchases of treasury stock:
Share repurchase program	9,984	10,237
Other	508	561
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(468)	(430)
Exercise of stock options	(45)	(231)
Other	(227)	(278)
Balance, end of period	632,268	602,113
Shares outstanding, end of period	718,382	746,487

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

	Three Months Ended March 31,
(In thousands)	2020	2019
Anti-dilutive share-based awards	744	22

Share Repurchase Program

During the first three months of 2020, the Company repurchased 10.0 million shares of its common stock for $449 million as part of its share repurchase program. During the first three months of 2019, the Company repurchased 10.2 million shares of its common stock for $490 million as part of its share repurchase program. As of March 31, 2020, a remaining balance of 27.1 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	80	(3,359)	(2)	(6)	(3,287)
Amounts reclassified from accumulated other comprehensive income (loss)	0	6	0	6	12
Net current-period other comprehensive income (loss)	80	(3,353)	(2)	0	(3,275)
Balance at March 31, 2020	$(1,543)	$6,043	$(35)	$(277)	$4,188

All amounts in the table above are net of tax.

Three Months Ended March 31, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2018	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	(1)	2,340	(2)	3	2,340
Amounts reclassified from accumulated other comprehensive income (loss)	0	(13)	0	3	(10)
Net current-period other comprehensive income (loss)	(1)	2,327	(2)	6	2,330
Balance at March 31, 2019	$(1,848)	$6,561	$(26)	$(206)	$4,481

All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2020
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(7)	Net investment gains (losses)
	1	Tax (expense) or benefit(1)
	$(6)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(8)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(6)	Net of tax
Total reclassifications for the period	$(12)	Net of tax

(1) Based on 21% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Three Months Ended March 31, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$17	Net investment gains (losses)
	(4)	Tax (expense) or benefit(1)
	$13	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(4)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Total reclassifications for the period	$10	Net of tax

(1) Based on 25% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

11.    SHARE-BASED COMPENSATION

As of March 31, 2020, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2020, approximately 38.0 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2020, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at March 31, 2020.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	3,354	4.4	$16	$29.98
Exercisable	3,353	4.4	16	29.97

The Company received cash from the exercise of stock options in the amount of $6 million during the first three months of 2020, compared with $17 million in the first three months of 2019. The tax benefit realized as a result of stock option exercises and restricted stock releases was $17 million in the first three months of 2020, compared with $22 million in the first three months of 2019.

As of March 31, 2020, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards was $72 million, of which $35 million (1.7 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 2.5 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31, 2020.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2019	2,573	$44.66
Granted in 2020	1,376	46.66
Canceled in 2020	(25)	46.52
Vested in 2020	(1,358)	38.48
Restricted stock at March 31, 2020	2,566	$48.97

In February 2020, the Company granted 409 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2019 Annual Report.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $6 million and $5 million for the three-month periods ended March 31, 2020 and 2019, respectively. Total net periodic cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$6	$5	$7	$6	$0	$0
Interest cost	1	1	8	9	0	0
Expected return on plan assets	(2)	(2)	(9)	(7)	0	0
Amortization of net actuarial loss	1	1	6	3	1	0
Net periodic (benefit) cost	$6	$5	$12	$11	$1	$0

During the three months ended March 31, 2020, Aflac Japan contributed approximately $9 million (using the weighted-average yen/dollar exchange rate for the three-month period ending March 31, 2020) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by March 31, 2020. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the three-month period ended March 31, 2020 were immaterial.

14.	SUBSEQUENT EVENTS

In April 2020, the Parent Company issued $1.0 billion of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.60% per annum, payable semi-annually, and will mature in April 2030. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S. Treasury security with a maturity comparable to the remaining term of the notes, plus 45 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Aflac Incorporated and its subsidiaries desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as the ones listed below or similar words, as well as specific projections of future results, generally qualify as forward-looking. The Company undertakes no obligation to update such forward-looking statements.

• expect	• anticipate	• believe	• goal	• objective
• may	• should	• estimate	• intends	• projects
• will	• assumes	• potential	• target	• outlook

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	the effects of COVID-19, and any resulting economic effects and government interventions, on the Company's business and financial results

•	ability to attract and retain qualified sales associates, brokers, employees, and distribution partners

•	events related to the ongoing Japan Post investigation and other matters

•	competitive environment and ability to anticipate and respond to market trends

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	defaults and credit downgrades of investments

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	limited availability of acceptable yen-denominated investments

•	failure to comply with restrictions on policyholder privacy and information security

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

•
catastrophic events including, but not necessarily limited to, epidemics, pandemics (such as the coronavirus COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2020 and 2019, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). In this MD&A, amounts may not foot due to rounding. For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part II. Other Information.
This MD&A is divided into the following sections:

EXECUTIVE SUMMARY

Company Overview

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to more than 50 million people worldwide. The Company’s principal business is providing supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Argus Dental & Vision, Inc (Argus), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.).

COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. As of April 27, 2020, the U.S. Centers for Disease Control and Prevention (CDC) website listed over 920,000 total COVID-19 confirmed and probable cases in the U.S. and over 52,000 COVID-19 confirmed and probable deaths, as defined by the CDC. As of April 27, 2020, the Japan Ministry of Health, Labor, and Welfare reported over 13,200 total COVID-19 cases in Japan and over 350 confirmed COVID-19 deaths. The impact of COVID-19 on the Company is evolving, and its future effects are uncertain and the Company is closely monitoring the effects and risks of COVID-19 to assess its impact on the Company's business, financial condition, results of operations, liquidity and capital position in a number of ways, and may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other guidance the Company provided under 2020 Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its 2019 Annual Report. See Item 1A. Risk Factor in this Quarterly Report on Form 10-Q entitled "Major public health issues, and specifically the novel coronavirus, COVID-19 and any resulting economic effects and government interventions, could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business" for additional information.

The Company is mobilizing its resources to ensure adequate liquidity, a strong capital position, business continuity and employee safety in both Japan and the U.S. during the pandemic. The Company’s efforts and other developments are outlined below.

•	Liquidity and Capital Resources

The Company entered the crisis in a strong capital and liquidity position, having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1 billion in senior notes through public debt offerings under its U.S. shelf registration statement. Accordingly, as of April 24, 2020 the Parent Company holds approximately $5 billion in liquidity and capital for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion held to provide a capital buffer and liquidity support at the holding company. Even after these debt offerings, the Company’s leverage ratio remains at levels that the Company believes are adequate to maintain current ratings and leave capacity for further debt issuances. The Company has available liquidity in its unsecured revolving credit facilities of $1 billion and ¥100.0 billion, respectively, and currently has no borrowings under either of these facilities. Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs and subject to qualified collateral availability and other conditions. The Company continues to evaluate other sources of liquidity including reinvestment cash flows and selling investments.

The Company remains committed to prudent liquidity and capital management and is taking a tactical approach to capital allocation. In terms of repurchase guidance, the Company remains in the market at reduced levels and is being tactical in its approach to repurchasing its stock. The Company believes that this tactical approach will allow it to increase or decrease repurchase activity depending on how the pandemic and market conditions evolve.

The Company is committed to maintaining strong Aflac Japan solvency margin ration (SMR) and Aflac U.S. risk-based capital (RBC) ratios. While the SMR is particularly sensitive to market volatility resulting from widening of credit spreads, both SMR and RBC are sensitive to credit downgrades and defaults. The Company has capital tools available to increase SMR and RBC including the reduction of subsidiary dividends paid to the Parent Company by its insurance subsidiaries and Parent Company capital contributions to insurance subsidiaries sourced through cash on hand, proceeds from debt issuances or by drawing on the revolving credit facilities noted above. For example, the Parent Company plans to make a capital contribution of $150 million to CAIC in approximately the first half of May 2020. The Company also has a committed reinsurance facility in the amount of ¥110 billion of reserves that could be deployed to support SMR. For example, Aflac Japan and Aflac U.S. currently anticipate that dividends they provide to the Parent Company in 2020 will be reduced by ¥75 billion and $75 million, respectively, compared to initial 2020 plans. Further dividend reductions may be necessary as the Company continues to monitor developments. In its Aflac U.S. segment, the Company intends to maintain RBC in the 400% range for 2020.

As a result of market volatility, the Company has made tactical adjustments to its foreign currency-hedging program in Aflac Japan to mitigate hedging cost and settlement risk while maintaining a strong SMR. Aflac Japan maintains a collar program on a portion of its US dollar program to mitigate against more extreme moves in foreign exchange rates and therefore support SMR. In the first quarter of 2020, the Company reduced the size of the collar program by approximately $3 billion to $9 billion and marginally widened the collars. While these adjustments will moderately increase the Company's exposure to SMR volatility, the Company believes that they will also reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the collar program. The Company is evaluating other adjustments, including the possibility of hedging additional U.S dollar-denominated investments. See the Liquidity and Capital Resources section of this MD&A for additional information regarding other potential sources of liquidity and capital resources.

•	Investment Portfolio

The Company's investment portfolio is well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and de-risking activity in prior periods contributed to the current quality of the Company’s investments. The Company is closely monitoring the impact of the crisis on its investments and hedging programs, and on markets globally. Certain investments have been adversely impacted, including investments in issuers facing an immediate and severe impact such as travel and lodging, leisure, non-emergency medical and energy. These investments experienced price declines and downgrades in the quarter. In addition, volatility in oil prices and reduction in global energy demand adversely impacted issuers in the energy sector. Due to the decline in U.S. interest rates, and limitations on the availability of new investments in certain private asset classes such as middle market loans, commercial mortgages and transitional real estate, net investment income may be adversely impacted over time from lower reinvestment rates for fixed maturity investments and lower interest on floating rate assets. In early 2020, the Company hedged its floating rate income against interest rate declines during 2020. The decline in interest rates during the quarter allowed the Company to monetize a portion of its floating rate hedges, which will offset some of the declines in net investment income from floating rate assets that may occur if rates remain low. The impact of the crisis during the quarter may not be fully reflected in net investment income because certain investments, such as private limited partnerships, typically report their results to the Company one to three months following the end of the reporting period. The Company expects that net investment income from these investments will decline significantly in the second quarter of 2020 and perhaps into later periods. In this regard, the Company’s investments in private limited partnerships tend to reflect to some extent price declines in publicly traded equities, which experienced significant price declines in the first quarter. The Company has made tactical adjustments to its investment portfolios in response to the crisis, and continues to assess its investment strategy and asset allocation to identify additional tactical adjustments that may be necessary due to recent market disruption

•	Crisis Management

The Company has crisis command centers set up in Japan and the U.S. These command centers are in place for any type of crisis, including natural disasters and cybersecurity events. The command centers participate in regular updates to the Company's leadership regarding Japan and U.S. government and regulatory actions, operations, employee policies and conditions and distribution status. In addition, capital market, central bank and government stimulus updates are provided, as well as updates on cybersecurity, including with respect to the Company's remote workforce. Moreover, the Company's financial leadership group meets more frequently and has focused on the capital markets, capital and liquidity position, stress testing and any defensive actions necessary as the crisis unfolds.

•	Aflac Japan initiatives

In February 2020, Aflac Japan began to implement actions such as working from home, staggered work hours, limitations on the number of personnel attending in-person meetings and restrictions on traveling between buildings and floors in Aflac Japan worksites. On April 7, 2020, the Japan government declared a state of emergency in seven prefectures including Tokyo and Osaka and requested that companies in these prefectures reduce the number of employees coming into the office by 70% or more. Accordingly, Aflac Japan has implemented increasing levels of remote working levels for its work force toward the requested level. As of April 14, 2020, Aflac Japan has met the requested reduction in employees coming to the office with over 70% of its employees working from home and over 25% working in the office. On April 16, 2020, the state of emergency was expanded nationwide in Japan with a stated expiration date of May 6, 2020.

Aflac Japan announced several additional actions taken for its employees including travel restrictions and extended paid leave.

Aflac Japan remains focused on generating new business through direct mail made to existing and prospective customers. In addition, Aflac Japan is promoting digital and web-based sales to groups and preparing to introduce a new system that enables smartphone-based insurance application by allowing the customer and an Aflac operator see the same screen through their smartphones. Face-to-face sales will be challenged and is having an impact on sales results. During April, Aflac Japan experienced a sales decline of an estimated 65% compared to April 2019, due to both the continued effects of the Japan Post investigation and the effects of the pandemic. See the Aflac Japan Segment of this MD&A for additional information regarding sales in the Japan Post channel and the strategic alliance with Japan Post.

Aflac Japan has also followed the guidance of the FSA in terms of treating customers with care, including a six-month grace period on premium payments, ensuring ease and timeliness of claims payments and extended coverage for temporary medical facilities and telemedicine in certain circumstances, and waiver of interest on certain policyholder loans. On April 18, 2020, Aflac Japan announced that it will pay certain accidental death and disability benefits in the event of a death directly caused by COVID-19.

To assist with the COVID-19 pandemic, Aflac Japan donated ¥500 million to the Japan Medical Associations and to identified municipalities where Aflac Japan has operations.

•	Aflac U.S. and Corporate and Other initiatives

The Parent Company and Aflac U.S. began to implement Company mandates including restrictions on travel and in-person meetings applicable to U.S. employees beginning in February 2020 and required work from home directives across their U.S. work force in March 2020. As of April 15, 2020, approximately 98% of employees were working remotely, with 100% of employees working remotely in certain areas including New York City, including all investment employees based in the United States. The Parent Company and Aflac U.S. are currently maintaining employee and worksite safety measures including travel restrictions, building access restrictions and in-person meeting restrictions.

Aflac U.S. recently announced several actions taken for its employees. This included a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

Aflac U.S. is focused on supporting its agency channel, most of whom are small businesses, by offering zero-interest loans and cash stipends in lieu of canceled recognition trips.

Aflac U.S. policy sales, enrollment and agent recruiting functions are highly dependent upon face-to-face interaction between independent agents and brokers with prospective and new customers and agents. Opportunities for such interaction have been significantly reduced by reactions to the pandemic, such as social distancing, shelter in place orders and work from home initiatives. Further, the pandemic’s economic effects on prospective and existing customers is still largely unknown. Similar to Aflac Japan, the Aflac U.S. sales team is working to adjust its sales approach given the reduction in face-to-face sales. Key elements to this approach include realizing sales at the worksite through an enrollment call center, video enrollment through co-browsing and self-enrollment. The traditional agent sales team is also using virtual recruiting and training through video conferencing in order to maintain or increase the recruiting pipeline. The Aflac U.S. broker sales team is focused on product enhancements due to COVID-19 as well as leveraging technology based solutions to drive enrollment in the second half of 2020. Finally, Aflac U.S. is in its second year of the build-out of the Consumer Markets business for the digital direct-to-consumer sale of insurance and sales made through that platform have continued to grow.

Given the importance of face-to-face interaction, and based on sales trends during the month of April, the Company expects a sharp decline in sales across all Aflac U.S. product lines in the second quarter. The Company has experienced a decline in Aflac U.S. sales of an estimated 55% compared to April 2019.

Aflac U.S. is encouraging policyholders who are displaying COVID-19 symptoms to seek treatment and is paying wellness benefits on applicable policies for COVID-19 tests, when completed claims are submitted. Aflac U.S. is also providing coverage for treatment in temporary facilities and by telemedicine in certain circumstances. During the first quarter, Aflac U.S. took steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. These periods generally range from 30-60 days, but some regulatory authorities have required or requested longer premium grace periods or grace periods that remain in effect until further notice. Aflac U.S. anticipates an increase in policy lapses in the second and third quarters of 2020 as premium grace periods begin to expire.

On April 14, 2020, the Parent Company announced that it has contributed $5 million to two organizations that are providing assistance for health care workers assisting with the COVID-19 pandemic.

•	Emergence of COVID-19 claims

The Company’s COVID-19 related claims experience in Aflac Japan and Aflac U.S. has been relatively minor through March 31, 2020. During April, the Company began experiencing an increase in claims and call center volume related to COVID-19 in both Japan and the U.S. In Japan, the medical system is under increasing stress, especially in metropolitan areas, due to the recent increase in infections and may not be sufficient to treat a rapid increase in infection. Patients with minor illnesses are receiving treatment in alternative facilities or at home. The amount and timing of claims experience still remains uncertain and, in the case of Japan, a rapid increase in infection could result in higher death claims. The Company is preparing for the potential of a high stress claims scenario to emerge as early as the second and third quarters of 2020.

•	Major government initiatives

Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy. Given that these measures were recently implemented, it is too early to determine what impacts these initiatives will have on the Company’s business, results of operations, financial condition, liquidity, capital position, investment portfolio, workforce, distribution partners and vendors.

On April 7, 2020, Prime Minister Abe issued a state of emergency declaration targeting seven prefectures based on the revised Act on Special Measures for Pandemic Influenza and New Infectious Diseases Preparedness and Response. On April 16, 2020, the state of emergency was expanded to all 47 prefectures, with 13 prefectures designated as “special alert prefectures” that must place intensive focus on preventing the spread of COVID-19. The state of emergency is currently scheduled to remain in effect until May 6, 2020.

Under the state of emergency, governors can request that residents refrain from non-essential and non-urgent outings except those necessary to sustain daily life, and that business operators restrict customers’ use of shops and facilities. However, enforceability is limited and Japan is therefore not considered to be in a “lockdown” situation.

Upon issuance of the state of emergency declaration, governors of Tokyo and other prefectures requested that residents refrain from going outside and make an effort to minimize commutes through measures such as teleworking and staggered work hours. Some companies (e.g., recreational facilities) have been asked to suspend business, while others have been requested to maintain operations (e.g., those related to maintaining medical care, social stability, and securing stable living for citizens). Financial services are included in the businesses that the Tokyo governor and other local authorities have requested to remain in operation. The state of emergency in Japan summarized above are subject to continuing extensions and modifications to the list of essential or other activities that are permitted during the order.

The Financial Services Agency (FSA) has also requested that financial service providers respond appropriately while continuing their essential operations. This request includes insurance companies, which have been asked to continue essential operations such as benefits and claims payment, including policyholder loans. Moreover, following the expansion of the impact of COVID-19, the FSA requested insurance companies to consider flexible interpretation and application of insurance policy provisions and measures required for products from the standpoint of protecting policyholders. In accordance with the FSA’s request, Aflac Life Insurance Japan Ltd. implemented a measure to pay accidental death benefits and accidental serious disability benefits under its accidental death benefit rider, etc. in cases of death or specified serious disabilities from COVID-19.

On April 20, 2020, the Cabinet of Japan approved ¥117 trillion or more than 20% of GDP in emergency stimulus measures, including various tax measures to address the financial difficulties that businesses are facing. The stimulus package includes measures decided earlier in February and March as emergency COVID-19 response and the “Comprehensive Economic Measures to Create a Future with Security and Growth” formulated in December 2019. The package is divided into measures covering two stages of the COVID-19 outbreak: the “emergency support phase,” and the “V-shaped recovery phase.” The emergency support phase is described as covering until a noticeable slowdown in the spread of COVID-19 and provides cash benefits of ¥100 thousand per person to Japanese citizens and other measures that focus on improvements to the medical service system. The V-shaped recovery phase focuses on a campaign to boost demand after the pandemic abates, as well as to reinforce Japan’s economic foundations through measures such as supply-chain reforms and promotion of telework.

In the U.S., statewide shelter in place or stay at home orders are currently in effect across the majority of states, with a small number of states adopting partial shelter in place orders or other statewide social distancing restrictions. The governors of the states of Georgia, New York and South Carolina, where the Company’s primary U.S. operations are located, issued statewide shelter in place orders on April 2, March 20 and April 6, 2020, respectively. The state of emergency in Japan and states orders summarized above are subject to continuing extensions and modifications to the list of essential or other activities that are permitted during the order. While a few states, including Georgia, have started to relax shelter in place orders, the impact of these initiatives, including their sustainability is uncertain.

The United States government is taking action in response to the COVID-19 pandemic by providing broad-based relief and economic support to all aspects of the economy.

The Families First Coronavirus Response Act was signed into law on March 18, 2020 with the goal of mitigating the financial impact of the COVID-19 on states, territories, the uninsured, the unemployed, workers and individuals who rely on food assistance, such as children and low-income seniors.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was signed into law on March 7, 2020 and is designed to provide approximately $2 trillion in financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities. Among other measures, the CARES Act provides for $260 billion in expanded unemployment benefits and $290 billion of direct payments to individuals, and it establishes a $349 billion Paycheck Protection Program (PPP) providing for loans to small businesses, nonprofits, and veteran’s organizations with 500 or fewer employees. Under the PPP, loan funds are forgivable under certain circumstances and may be used to cover payroll (which includes sick and medical leave, health care benefits, and retirement benefits) insurance payments, mortgage payments and other debt obligations. To be eligible for loan forgiveness an employer must maintain an average monthly number of full-time employees during the covered period. The funds appropriated to the PPP were stated to be available through June 30, 2020, but as of April 16, 2020, the appropriated funds were expended based on applications received to date. The CARES Act also authorizes $500 billion for the Secretary of the Treasury to make direct loans, loan guarantees, and investments in support of eligible businesses, states and municipalities including certain impacted industries such as passenger air carriers, air cargo carriers and related businesses. The legislation includes a five-year net operating loss (NOL) carryback, payroll tax relief and other significant provisions for businesses.

The Paycheck Protection Program and Health Care Enhancement Act (Act) was signed into law on April 24, 2020 and is designed to provide approximately $484 billion in additional stimulus, including an additional $321 billion for the PPP, including $10 billion for administrative costs and $60 billion allocated to small lenders and community banks.  In addition to the PPP funds, the Act also includes $75 billion in aid for hospitals and other health care providers, $60 billion for disaster loans and programs, and $25 billion to enhance COVID-19 testing capabilities.

The Federal Reserve has also taken various actions in an effort to support the economy and markets in response to heightened volatility and uncertainty. These actions include reducing by 1.5% each the rate that it charges for direct loans to banks, as well as the target for the rate banks charge each other for overnight funds (federal funds rate); initiating quantitative easing with no stated cap on purchases; committing to purchase U.S. Treasury securities, agency mortgage-backed and agency commercial mortgaged-backed securities; re-establishing the Term Asset-Backed Securities Loan Facility (TALF) originally launched in 2009, through which it will lend to holders of AA-rated asset-backed securities; and establishing facilities to support purchase of corporate bonds from large investment-grade companies.

Performance Highlights

Total revenues were $5.2 billion during the first quarter of 2020, compared with $5.7 billion in the first quarter of 2019. Net earnings were $566 million, or $.78 per diluted share in the first quarter of 2020, compared with $928 million, or $1.23 per diluted share, in the first quarter of 2019. The declines in total revenues and net earnings in the first quarter of 2020 were both driven primarily by an increase in net investment losses.
Results in the first quarter of 2020 included pretax net investment losses of $463 million, compared with net investment gains of $71 million in the first quarter of 2019. Net investment losses in the first quarter of 2020 included $145 million of credit losses; $162 million of net losses from certain derivative and foreign currency gains or losses; $149 million of net losses on equity securities; and $7 million of net losses from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended March 31, 2020 was 108.84, or 1.3% stronger than the average yen/dollar exchange rate of 110.24 for the same period in 2019.
Adjusted earnings(2) in the first quarter of 2020 were $882 million, or $1.21 per diluted share, compared with $849 million, or $1.12 per diluted share, in the first quarter of 2019. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $.01.
Total investments and cash at the end of March 2020 were $137.0 billion, compared with $131.4 billion at March 31, 2019. In the first quarter of 2020, Aflac Incorporated repurchased $449 million, or 10.0 million of its common shares. At the end of March, the Company had 27.1 million remaining shares authorized for repurchase.

Shareholders’ equity was $26.4 billion, or $36.75 per share, at March 31, 2020, compared with $26.0 billion, or $34.90 per share, at March 31, 2019. Shareholders’ equity at March 31, 2020 included a net unrealized gain on investment securities and derivatives of $6.0 billion, compared with a net unrealized gain of $6.5 billion at March 31, 2019. Shareholders’ equity at March 31, 2020 also included an unrealized foreign currency translation loss of $1.5 billion, compared with an unrealized foreign currency translation loss of $1.8 billion at March 31, 2019. The annualized return on average shareholders’ equity in the first quarter of 2020 was 8.2%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $22.2 billion, or $30.92 per share at March 31, 2020, compared with $21.6 billion, or $28.89 per share, at March 31, 2019. The annualized adjusted return on equity excluding foreign currency impact(2) in the first quarter of 2020 was 15.7%.

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

The following discussion includes references to the Company's performance measures, adjusted earnings, adjusted earnings per diluted share, and amortized hedge costs/income, which are not calculated in accordance with U.S. generally accepted accounting principles (GAAP) (non-U.S. GAAP). These measures exclude items that the Company believes may obscure the underlying fundamentals and trends in the Company's insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with its insurance operations. The Company's management uses adjusted earnings and adjusted earnings per diluted share to evaluate the financial performance of its insurance operations on a consolidated basis, and the Company believes that a presentation of these measures is vitally important to an understanding of its underlying profitability drivers and trends of its insurance business. The Company believes that amortized hedge costs/income, which are a component of adjusted earnings, measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income.

The Company defines the non-U.S. GAAP financial measures included in this filing as follows:

•
Adjusted earnings are the profits derived from operations. The most comparable U.S. GAAP measure is net earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance.

•
Adjusted earnings per share (basic or diluted) are adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The most comparable U.S. GAAP measure is net earnings per share.

•
Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency-derivatives to hedge certain foreign exchange risks in the Company's Japan segment or in the Corporate and Other segment. These amortized hedge costs/income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income.

•
Adjusted earnings excluding current period foreign currency impact are computed using the average foreign currency exchange rate for the comparable prior-year period, which eliminates fluctuations driven solely by foreign currency exchange rate changes. The most comparable U.S. GAAP measure is net earnings.

•
Adjusted earnings per diluted share excluding current period foreign currency impact are adjusted earnings excluding current period foreign currency impact divided by the weighted average outstanding diluted shares for the period presented. The most comparable U.S. GAAP measure is net earnings per share.

•	U.S. dollar-denominated investment income excluding foreign currency impact is determined using the average foreign currency exchange rate for the comparable prior year period.

•
Adjusted book value is the U.S. GAAP book value (representing total shareholders' equity), less AOCI as recorded on the U.S. GAAP balance sheet. The Company considers adjusted book value important as it excludes AOCI, which fluctuates due to market movements that are outside management's control.

•
Adjusted return on equity (ROE) excluding foreign currency impact is calculated using adjusted earnings excluding current period foreign currency impact divided by average shareholders’ equity, excluding AOCI. The most comparable U.S. GAAP financial measure is return on average equity as determined using net earnings and average total shareholders’ equity.

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively.
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2020	2019	2020	2019
Net earnings	$566	$928	$.78	$1.23
Items impacting net earnings:
Net investment (gains) losses (2),(3),(4),(5)	448	(103)	.62	(.14)
Other and non-recurring (income) loss	15	0.02		.00
Income tax (benefit) expense on items excluded from adjusted earnings	(146)	23	(.20)	.03
Adjusted earnings	882	849	1.21	1.12
Current period foreign currency impact (6)	(9)	N/A	(.01)	N/A
Adjusted earnings excluding current period foreign currency impact	$873	$849	$1.20	$1.12
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $55 and $62 for the three-month periods ended March 31, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3) Amortized hedge income of $29 and $20 for the three-month periods ended March 31, 2020 and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $(6) and $(7) for the three-month periods ended March 31, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $16 and $17 for the three-month periods ended March 31, 2020 and 2019, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of interest expense.
(6) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

The Company's investment strategy is to invest primarily in fixed maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. The Company does not purchase securities with the intent of generating investment gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of the Company's insurance products. Net investment gains and losses include securities transactions, credit losses, derivative and foreign currency activities and changes in fair value of equity securities.

Securities Transactions, Credit Losses and Gains (Losses) on Equity Securities

Securities transactions include gains and losses from sales and redemptions of investments where the amount received is different from the amortized cost of the investment. Prior to January 1, 2020, impairments include other-than-temporary-impairment losses on investment securities as well as changes in loan loss reserves for loan receivables. Effective January 1, 2020, credit losses include losses for held-to-maturity fixed maturity securities, available-for-sale fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables.

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include:

•	foreign currency forwards and options on certain fixed maturity securities

•	foreign currency forwards and options that economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long-term exposure to a weakening yen

•	foreign currency swaps associated with certain senior notes and subordinated debentures

•	foreign currency swaps and credit defaults swaps held in consolidated variable interest entities (VIEs)

•	interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments

•	interest rate swaptions to hedge changes in the fair value associated with interest rate changes for certain dollar-denominated available-for-sale securities.

Gains and losses are recognized as a result of valuing these derivatives, net of the effects of hedge accounting. The Company also excludes from adjusted earnings the accounting impacts of remeasurement associated with changes in the foreign currency exchange rate. Amortized hedge costs/ income related to certain foreign currency exposure management strategies (see Amortized Hedge Cost/Income section below), and net interest cash flows from derivatives associated with certain investment strategies and notes payable are reclassified from net investment gains (losses) and included in adjusted earnings.

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

For additional information regarding net investment gains and losses, including details of reported amounts for the periods presented, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 21.4% for the three-month period ended March 31, 2020, compared with 25.3% for the same period in 2019. This combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. For further information, see Critical Accounting Estimates - Income Taxes section of the MD&A in the 2019 Annual Report.

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

RESULTS OF OPERATIONS BY SEGMENT

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. Aflac's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. Businesses that are not individually reportable, such as the Parent Company, and asset management subsidiaries and other business activities, including reinsurance retrocession activities, are included in the Corporate and other segment. See the Item 1. Business section of the 2019 Annual Report for a summary of each segment's products and distribution channels.

During the first quarter, Aflac Japan sales for protection-type first sector and third sector products decreased 25.8% and total sales decreased 25.4%, primarily due to continued effects from the Japan Post investigation, and secondarily to the effects of the COVID-19 pandemic. Sales from Aflac U.S. were down 5.2% due to social distancing efforts, which eliminated face-to-face sales opportunities beginning mid-March 2020. During April, Aflac Japan experienced a sales decline of an estimated 65% compared to the same period in 2019, due to both the continued effects of the Japan Post investigation and the effects of the pandemic. Aflac U.S. sales declined by an estimated 55% in April compared to April 2019, due to the pandemic. While the respective Aflac Japan and Aflac U.S. platforms and distribution partners are working to adapt to the new environment, the Company believes that these results indicate a trend of depressed sales at least until COVID-19 restrictions subside. The Company continues to monitor the effects of COVID-19 on its operating results and has taken several steps to mobilize its resources to ensure adequate liquidity, a strong capital position, business continuity and employee safety during this pandemic. See the Executive Summary subsection of this MD&A for additional information.

Consistent with U.S. GAAP guidance for segment reporting, pretax adjusted earnings is the Company's U.S. GAAP measure of segment performance. The Company believes that a presentation of this measure is vitally important to an understanding of the underlying profitability drivers and trends of its business. Additional performance measures used to evaluate the financial condition and performance of the Company's segments are listed below.

•	operating ratios

•	expense ratio

•	new annualized premium sales

•	new money yield

•	return on average invested assets

•	average weekly producer

For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part II. Other Information. See Note 2 of the Notes to the Consolidated Financial Statements for the reconciliation of segment results to the Company's consolidated U.S. GAAP results and additional information.

AFLAC JAPAN SEGMENT
Aflac Japan Pretax Adjusted Earnings
Changes in Aflac Japan’s pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac Japan.

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2020	2019
Net premium income	$3,150	$3,180
Net investment income: (1)
Yen-denominated investment income	322	317
U.S. dollar-denominated investment income	375	355
Net investment income	697	672
Amortized hedge costs related to certain foreign currency exposure management strategies	55	62
Adjusted net investment income	642	610
Other income (loss)	11	12
Total adjusted revenues	3,803	3,802
Benefits and claims, net	2,186	2,199
Adjusted expenses:
Amortization of deferred policy acquisition costs	173	182
Insurance commissions	185	182
Insurance and other expenses	404	405
Total adjusted expenses	762	769
Total benefits and adjusted expenses	2,948	2,968
Pretax adjusted earnings	$855	$834
Weighted-average yen/dollar exchange rate	108.84	110.24

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Net premium income	(.9)%	(2.5)%	(2.1)%	(.8)%
Adjusted net investment income	5.2	3.7	4.0	5.4
Total adjusted revenues	.0	(1.6)	(1.1)	.1
Pretax adjusted earnings	2.5	2.0	1.2	3.9
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(6) and $(7) for the three-month periods ended March 31, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three-month period ended March 31, 2020, Aflac Japan's net premium income decreased, in yen terms, primarily due to an anticipated decrease in first sector premiums as savings products reached premium paid-up status. Adjusted net investment income, increased primarily due to increased income from U.S. dollar-denominated investments.
Annualized premiums in force decreased 2.8% to ¥1.47 trillion as of March 31, 2020, compared with ¥1.52 trillion as of March 31, 2019. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching paid up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.5 billion at March 31, 2020, compared with $13.7 billion a year ago.

Aflac Japan's investment portfolios include U.S. dollar-denominated securities and reverse-dual currency securities (yen-denominated debt securities with dollar coupon payments). In years when the yen strengthens in relation to the dollar, translating Aflac Japan's U.S. dollar-denominated investment income into yen lowers growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in yen terms. In years when the yen weakens, translating U.S. dollar-

denominated investment income into yen magnifies growth rates for net investment income, total adjusted revenues, and pretax adjusted earnings in yen terms.
The following table illustrates the effect of translating Aflac Japan’s U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had foreign currency exchange rates remained unchanged from the comparable period in the prior year. Amounts excluding foreign currency impact on U.S. dollar denominated investment income were determined using the average foreign currency exchange rate for the comparable prior year period. See non-U.S. GAAP financial measures defined above.
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	Three Months		Three Months
	2020	2019	2020	2019
Adjusted net investment income	4.0%	5.4%	4.8	4.2%
Total adjusted revenues	(1.1)	.1	(1.0)	.0
Pretax adjusted earnings	1.2	3.9	1.7	3.1
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2020	2019
Benefits and claims, net	57.5%	57.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.6	4.8
Insurance commissions	4.9	4.8
Insurance and other expenses	10.6	10.6
Total adjusted expenses	20.0	20.2
Pretax adjusted earnings	22.5	21.9
Ratios to total premiums:
Benefits and claims, net	69.4%	69.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.5	5.7

In the three-month period ended March 31, 2020, the benefit ratio increased slightly, compared with the same period in the prior year. This is primarily due to higher incurred claims offset by the continued change in mix of first and third sector business as first sector products become paid-up. In the three-month period ended March 31, 2020, the adjusted expense ratio decreased mainly due to lower DAC amortization and sales promotion expenses, partially offset by the decrease in total revenue. In total, the pretax adjusted profit margin increased in the three-month period ended March 31, 2020. For the full year of 2020, the Company is monitoring the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2020	2019	2020	2019
New annualized premium sales	$129	$171	¥14.0	¥18.8
Increase (decrease) over prior period	(24.5)%	(4.0)%	(25.4)%	(2.0)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2020	2019
Cancer	55.5%	59.3%
Medical	32.4	30.0
Income support	1.2	1.4
Ordinary life:
WAYS	.6	.5
Child endowment	.3	.3
Other ordinary life (1)	9.3	8.0
Other	.7	.5
Total	100.0%	100.0%
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
Sales of protection-type first sector and third sector products on a yen basis decreased 25.8% in the first quarter of 2020, compared with the same respective period in 2019. The decline in sales primarily reflects reduced sales of cancer insurance through the Japan Post channel.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which has continued into 2020. See Item 1A. Risk Factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations," for additional information. Aflac Japan is expecting a sharp drop-off in total sales in the second quarter due to the continuing effects of the Japan Post investigation and the effects of the COVID-19 pandemic. See the Executive Summary section entitled "COVID-19" of this MD&A for additional information.
Independent corporate agencies and individual agencies contributed 52.8% of total new annualized premium sales for Aflac Japan in the first quarter of 2020, compared with 46.1% for the same period in 2019. Affiliated corporate agencies, which include Japan Post, contributed 42.7% of total new annualized premium sales in the first quarter of 2020, compared with 49.4% in the first quarter of 2019. Japan Post offers Aflac's cancer insurance products in more than 20,000 postal outlets. Notwithstanding the recent reduction in sales of Aflac Japan's cancer products in the Japan Post channel, the Company believes this alliance with Japan Post has and will benefit its cancer insurance sales over the long term. During the three-month period ended March 31, 2020, Aflac Japan recruited 17 new sales agencies. At March 31, 2020, Aflac Japan was represented by more than 8,800 sales agencies, with more than 110,000 licensed sales associates employed by those agencies.

At March 31, 2020, Aflac Japan had agreements to sell its products at 364 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 4.5% of new annualized premium sales for Aflac Japan in the first quarter of 2020 and 2019, respectively.

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

On February 28, 2019, the Parent Company entered a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association. Pursuant to the Shareholders Agreement, Japan Post Holdings agreed to cause the Trust to use commercially reasonable efforts to acquire, through open market or private block purchases in the United States, beneficial ownership of approximately 7% of the Common Stock in connection with the Basic Agreement. According to a Schedule 13G/A filed by Japan Post Holdings with the SEC on January 8, 2020, the Trust had beneficially acquired 6.47% of the outstanding Common Shares as of December 31, 2019. Japan Post Holdings is the sole beneficiary of the Trust. According to a press release by Japan Post Holdings on February 14, 2020, the Trust had completed the planned beneficial acquisition of approximately 7% of the outstanding Common Shares as of February 13, 2020.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2020	2019
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$736	$583
Private placements	90	424
Other fixed maturity securities	77	249
Equity securities	3	108
Total yen-denominated	$906	$1,364

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$527	$668
Infrastructure debt	35	0
Equity securities	0	27
Commercial mortgage and other loans:
Transitional real estate loans	368	323
Commercial mortgage loans	12	0
Middle market loans	1,187	376
Other investments	50	41
Total dollar-denominated	$2,179	$1,435
Total Aflac Japan purchases	$3,085	$2,799

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2020	2019
Total purchases for the period (in millions) (1)	$3,035	$2,758
New money yield (1), (2)	4.06%	3.29%
Return on average invested assets (3)	2.35	2.32
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.64%	2.61%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended March 31, 2020 was primarily due to increased allocations to higher yielding floating rate asset classes.

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

Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2020	2019
Net premium income	$1,483	$1,461
Net investment income	177	177
Other income	27	2
Total adjusted revenues	1,687	1,640
Benefits and claims	713	721
Adjusted expenses:
Amortization of deferred policy acquisition costs	160	159
Insurance commissions	151	149
Insurance and other expenses	337	288
Total adjusted expenses	648	596
Total benefits and adjusted expenses	1,361	1,317
Pretax adjusted earnings	$326	$323
Percentage change over previous period:
Net premium income	1.5%	2.4%
Net investment income	.0	1.1
Total adjusted revenues	2.9	2.2
Pretax adjusted earnings	.9	(4.2)
Annualized premiums in force increased .7% to $6.2 billion at March 31, 2020, compared with $6.2 billion at March 31, 2019.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2020	2019
Benefits and claims	42.3%	44.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.5	9.7
Insurance commissions	9.0	9.0
Insurance and other expenses	20.0	17.6
Total adjusted expenses	38.4	36.3
Pretax adjusted earnings	19.3	19.7
Ratios to total premiums:
Benefits and claims	48.1%	49.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	10.8	10.9

For the three-month period ended March 31, 2020, the benefit ratio decreased compared with the same period in 2019, reflecting changes in business mix from higher loss ratio, reserve building products to lower loss ratio, guaranteed issue products, a decline in incurred claims ratio as well as slower net benefit reserve growth due to the release of reserves from lapsed policies. The adjusted expense ratio increased in the three-month period ended March 31, 2020, when compared to the same period in 2019, primarily due to anticipated spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience, as well as lower unit cost capitalization reflecting a first quarter decline in sales. The pretax adjusted profit margin declined in the three-month period, when compared to the same period in 2019, due to higher expense ratios, offset somewhat by lower benefit ratios. For the full year of 2020, the Company is monitoring the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2020	2019
New annualized premium sales	$323	$340
Increase (decrease) over prior period	(5.2)%	1.5%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2020	2019
Accident	27.3%	28.7%
Short-term disability	22.6	23.6
Critical care(1)	21.1	20.9
Hospital indemnity	16.9	15.2
Dental/vision	4.4	5.0
Life	7.7	6.6
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, decreased 10.0%; short-term disability sales decreased 9.8%; critical care insurance sales (including cancer insurance) decreased 4.2%; and hospital indemnity insurance sales increased 5.5% in the first quarter of 2020, compared with the same period in 2019. Primarily, the decline is sales for Aflac U.S. is attributable COVID-19 social distancing efforts, which limited face-to-face sales opportunities beginning in mid-March 2020. See the Executive Summary section entitled "COVID-19" of this MD&A for additional information.

In the first quarter of 2020, the Aflac U.S. sales force included an average of approximately 7,400 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

In March 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, entered into an agreement to acquire Zurich North America’s U.S. Corporate Life and Pensions business, which consists of group life, disability and absence management products. Aflac and Aflac New York will reinsure on an indemnity basis Zurich North America’s U.S. in-force group life and disability policies with annualized earned premium of approximately $115 million. Aflac will also acquire assets needed to support the group life and disability business, along with an absence management platform. Subject to regulatory approvals and customary closing conditions, this transaction is expected to close in the second half of 2020.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2020	2019
Fixed maturity securities:
Other fixed maturity securities	$182	$594
Infrastructure debt	16	60
Equity securities	4	16
Commercial mortgage and other loans:
Transitional real estate loans	38	48
Commercial mortgage loans	27	25
Middle market loans	38	29
Other investments	6	5
Total Aflac U.S. Purchases	$311	$777

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2020	2019
Total purchases for period (in millions) (1)	$305	$772
New money yield (1), (2)	3.73%	4.48%
Return on average invested assets (3)	5.01	5.08
Portfolio book yield, end of period (1)	5.34%	5.49%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three-month period ended March 31, 2020 was primarily due to lower U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.

Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2020	2019
Premium income	$49	$50
Net investment income	24	22
Amortized hedge income related to certain foreign currency management strategies	29	20
Adjusted net investment income	53	42
Other income	2	3
Total adjusted revenues	104	95
Benefits and claims, net	40	47
Adjusted expenses:
Interest expense	33	33
Other adjusted expenses	29	33
Total adjusted expenses	62	66
Total benefits and adjusted expenses	102	113
Pretax adjusted earnings	$2	$(18)

Adjusted net investment income benefited from the Company’s enterprise corporate hedging program in the three-month periods ended March 31, 2020 and 2019, respectively. See the Hedging Activities subsection of this MD&A for further information on the enterprise corporate hedging program.

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

The following tables detail investments by segment.

Investment Securities by Segment

	March 31, 2020
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$81,238	$13,258	$1,792	$96,288
Held to maturity, fixed maturity securities, at amortized cost (1)	23,278	0	0	23,278
Equity securities	523	57	80	660
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,620	996	0	5,616
Commercial mortgage loans (1)	1,307	422	0	1,729
Middle market loans (1)	3,124	281	0	3,405
Other investments:
Policy loans	237	16	0	253
Short-term investments (2)	316	242	334	892
Limited partnerships	552	61	56	669
Other	0	29	0	29
Total investments	115,195	15,362	2,262	132,819
Cash and cash equivalents	1,480	347	2,321	4,148
Total investments and cash	$116,675	$15,709	$4,583	$136,967
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2019
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$75,780	$13,703	$1,779	$91,262
Held to maturity, fixed maturity securities, at amortized cost	30,085	0	0	30,085
Equity securities	657	67	78	802
Commercial mortgage and other loans:
Transitional real estate loans	4,507	943	0	5,450
Commercial mortgage loans	1,308	399	0	1,707
Middle market loans	2,141	271	0	2,412
Other investments:
Policy loans	234	16	0	250
Short-term investments (1)	386	242	1	629
Limited partnerships	496	55	17	568
Other	0	30	0	30
Total investments	115,594	15,726	1,875	133,195
Cash and cash equivalents	1,674	417	2,805	4,896
Total investments and cash	$117,268	$16,143	$4,680	$138,091
(1) Includes securities lending collateral

The ratings of the Company's securities referenced in the table below are based on the ratings designations provided by major rating organizations such as Moody's, Standard & Poor's and Fitch or, if not rated, are determined based on the Company's internal analysis of such securities. When the ratings issued by the rating agencies differ, the Company utilizes the second lowest rating when three or more rating agency ratings are available or the lowest rating when only two rating agency ratings are available.

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.1%	1.1%	1.1%	1.0%
AA	4.3	4.5	4.3	4.4
A	68.6	71.2	68.6	69.8
BBB	22.9	20.7	23.1	22.1
BB or lower	3.1	2.5	2.9	2.7
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2020, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2020.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Investcorp Capital Limited	BB	$390	$318	$(72)
PEMEX Project Funding Master Trust	BBB	276	216	(60)
AXA	BBB	298	240	(58)
Ovintiv Inc.	BBB	113	56	(57)
Apache Corporation	BBB	126	76	(50)
Commonwealth Bank of Australia	AA	193	146	(47)
Comision Federal de Electricidad	BBB	293	247	(46)
Autostrade Per Litalia Spa	BB	183	138	(45)
Banco de Chile	A	184	139	(45)
KLM Royal Dutch Airlines	BB	139	98	(41)

Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. The Company believes these issuers have the ability to continue making timely payments of principal and interest. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions and other corporate investments.

Below-Investment-Grade Securities

The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure.

Below-Investment-Grade Investments

	March 31, 2020
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$390	$390	$318	$(72)
Republic of South Africa	368	368	365	(3)
KLM Royal Dutch Airlines	184	139	98	(41)
Autostrade Per Litalia Spa	184	183	138	(45)
Telecom Italia SpA	184	184	214	30
Barclays Bank PLC	184	117	134	17
IKB Deutsche Industriebank AG	119	52	62	10
Arconic Inc.	100	85	87	2
EMC Corp.	80	81	76	(5)
Generalitat de Catalunya	73	27	77	50
Other Issuers	704	742	534	(208)
Subtotal (2)	2,570	2,368	2,103	(265)
Senior secured bank loans	391	408	346	(62)
High yield corporate bonds	728	729	669	(60)
Middle market loans	3,527	3,405	3,304	(101)
Grand Total	$7,216	$6,910	$6,422	$(488)
(1) Net of allowance for credit losses
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

	March 31, 2020
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$54,587	$10,599	$(14)	$65,172	49.1%
Municipalities	2,430	496	(2)	2,924	2.2
Mortgage- and asset-backed securities	458	40	0	497.4
Public utilities	8,301	1,093	(143)	9,252	7.5
Electric	6,544	851	(107)	7,289	5.9
Natural Gas	305	43	(14)	334.3
Other	699	98	(18)	779.6
Utility/Energy	753	101	(4)	850.7
Sovereign and Supranational	2,003	211	(27)	2,187	1.8
Banks/financial institutions	10,007	949	(578)	10,379	9.0
Banking	6,074	542	(333)	6,284	5.5
Insurance	1,906	317	(100)	2,123	1.7
Other	2,027	90	(145)	1,972	1.8
Other corporate	33,310	3,292	(1,377)	35,224	30.0
Basic Industry	3,371	340	(77)	3,634	3.0
Capital Goods	3,307	268	(56)	3,518	3.0
Communications	4,026	543	(87)	4,482	3.6
Consumer Cyclical	3,322	266	(140)	3,447	3.0
Consumer Non-Cyclical	6,527	746	(118)	7,156	5.9
Energy	4,224	280	(601)	3,903	3.8
Other	1,469	129	(62)	1,536	1.3
Technology	3,195	219	(56)	3,358	2.9
Transportation	3,869	501	(180)	4,190	3.5
Total fixed maturity securities	$111,096	$16,680	$(2,141)	$125,635	100.0%
(1) Net of allowance for credit losses

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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$91,082	$104,690	$89,625	$105,557
Equity securities	572	572	717	717
Total publicly issued	91,654	105,262	90,342	106,274
Privately issued securities: (2)
Fixed maturity securities (3)	20,014	20,945	19,831	23,299
Equity securities	88	88	85	85
Total privately issued	20,102	21,033	19,916	23,384
Total investment securities	$111,756	$126,295	$110,258	$129,658
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2020	December 31, 2019
Privately issued reverse-dual currency securities	$5,030	$4,993
Publicly issued collateral structured as reverse-dual currency securities	1,689	1,678
Total reverse-dual currency securities	$6,719	$6,671
Reverse-dual currency securities as a percentage of total investment securities	6.0%	6.1%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See item “7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2019 Annual Report for more information about market risk and the Company’s use of derivatives.

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

	March 31, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$18,297	$19,048	$18,012	$19,542
Fixed maturity securities - bank loans (floating rate)	525	453	677	649
Equity securities	17	17	19	19
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,620	4,444	4,507	4,543
Commercial mortgage loans	1,307	1,264	1,308	1,319
Middle market loans (floating rate)	3,124	3,029	2,141	2,153
Other investments	552	552	496	496
Total U.S. Dollar Program	28,442	28,807	27,160	28,721
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,712	2,342	1,700	2,608
Total U.S. dollar-denominated investments in Aflac Japan	$30,154	$31,149	$28,860	$31,329
(1) Net of allowance for credit losses

U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE.
Aflac Japan maintains a collar program on a portion of its US dollar program to mitigate against more extreme moves in foreign exchange and therefore support SMR. In the first quarter of 2020, the Company reduced the size of the collar program by approximately $3 billion as certain collars expired and were not replaced. While these adjustments will moderately increase the Company's exposure to SMR volatility, the Company believes that they will also reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the collar program. The Company is evaluating other adjustments, including the possibility of hedging additional U.S dollar-denominated investments.

As of March 31, 2020, Aflac Japan had $9.1 billion outstanding notional amounts of foreign currency forwards and $18.1 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging its U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $19.7 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash outflows of $33 million and $12 million for the three-month periods ended March 31, 2020 and 2019, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $9.7 billion as of March 31, 2020, compared with $9.1 billion as of December 31, 2019.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2020 and 2019, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $29 million and $20 million for the three-month periods ended March 31, 2020 and 2019, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended March 31.

Aflac Japan Hedge Cost/Income Metrics(1)

	Three Months
	2020	2019
Aflac Japan:
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$9.1	$8.6
Weighted average remaining tenor (in months)(3)	11.0	14.3
Amortized hedge income (cost) for period (in millions)	$(55)	$(62)
Parent Company:
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$5.0	$2.6
Weighted average remaining tenor (in months)(3)	12.8	14.1
Amortized hedge income (cost) for period (in millions)	$29	$20
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

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and the Risk Factor sections titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2019 Annual Report.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2020	December 31, 2019	% Change
Aflac Japan	$6,639	$6,584	.8%	(1)
Aflac U.S.	3,525	3,544	(.5)
Total	$10,164	$10,128	.4%
(1)Aflac Japan’s deferred policy acquisition costs increased .2% in yen during the three months ended March 31, 2020.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	March 31, 2020	December 31, 2019	% Change
Aflac Japan	$96,739	$95,793	1.0%	(1)
Aflac U.S.	11,357	11,295	.5
Other	235	223	5.4
Intercompany eliminations(2)	(779)	(757)	2.9
Total	$107,552	$106,554	.9%
(1) Aflac Japan’s policy liabilities increased .3% in yen during the three months ended March 31, 2020.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

BENEFIT PLANS

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 12 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.0 billion and ¥.9 billion for the three-month periods ended March 31, 2020 and 2019, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2020 and 2019, were immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

As of March 31, 2020, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

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
The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At March 31, 2020, the Company held $4.1 billion in cash and cash equivalents for stress conditions, which includes the target minimum of $2.0 billion. For additional information on the Company’s liquidity and capital resources in response to COVID-19, see the Executive Summary section of this MD&A.
Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through management fees and dividends. For 2020, the Parent Company anticipates a reduction in the dividends it receives from Aflac Japan and Aflac U.S. to maintain a strong capital position for its insurance subsidiaries during the COVID-19 pandemic. For additional information on the impact to subsidiary dividends paid to the Parent Company as a result of COVID-19, see the Executive Summary section of this MD&A.
The following table presents the amounts provided to the Parent Company for the three-month periods ended March 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2020	2019
Dividends declared or paid by subsidiaries	$501	$356
Management fees paid by subsidiaries	35	45

The following table details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2020	2019
Aflac Japan management fees paid to Parent Company	$22	$32
Expenses allocated to Aflac Japan (in dollars)	0	2
Aflac Japan profit remittances to the Parent Company (in dollars)	351	256
Aflac Japan profit remittances to the Parent Company (in yen)	¥38.9	¥28.3

The Company intends to maintain higher than historical levels of liquidity and capital at the Parent Company for stress conditions and with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar based investments at Aflac Japan and consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See the Hedging Activity subsection in this MD&A for more information.

In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. In August 2018, the Parent Company filed a shelf registration with Japanese regulatory authorities that allows the Parent Company to conduct public offerings of bonds in Japan, including yen-denominated Samurai notes, up to ¥200 billion or its equivalent through August 2020. The shelf registration statement is for possible public offerings in Japan, but the bonds issued under the shelf may be transferred by the bondholders to U.S. persons in compliance with U.S. law. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of March 31, 2020, the Parent Company and Aflac had four lines of credit with third parties as well as six intercompany lines of credit. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

The Company's financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2020. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2019 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2020	2019
Operating activities	$1,414	$1,544
Investing activities	(1,716)	(1,291)
Financing activities	(446)	(686)
Exchange effect on cash and cash equivalents	0	(12)
Net change in cash and cash equivalents	$(748)	$(445)

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

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. Aflac Ventures is a subsidiary of Aflac Corporate Ventures, LLC (Aflac Corporate Ventures) which is reported in the Corporate and Other segment. The central mission of Aflac Corporate Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with FHLB, Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2020, Aflac U.S. borrowed and repaid $118 million under this program. As of March 31, 2020, Aflac U.S. had outstanding borrowings of $380 million reported in its balance sheet. To further support liquidity and capital resources amid the pandemic, Aflac U.S. increased its internal limit for borrowings under this program to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs only and subject to qualified collateral availability and other conditions.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $446 million in the first three months of 2020, compared with consolidated cash used by financing activities of $686 million for the same period of 2019.

In March 2020, the Parent Company issued four series of senior notes totaling ¥57.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥12.4 billion, bears interest at a fixed rate of .300% per annum, payable semiannually and will mature in September 2025. The second series, which totaled ¥13.3 billion, bears interest at a fixed rate of .550% per annum, payable semi-annually, and will mature in March 2030. The third series, which totaled ¥20.7 billion, bears interest at a fixed rate of .750% per annum, payable semiannually and will mature in March 2032. The fourth series, which totaled ¥10.6 billion, bears interest at a fixed rate of .830% per annum, payable semi-annually, and will mature in March 2035. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In January 2020, the Parent Company used the net proceeds from senior notes issued in December 2019 to redeem $350 million of its 4.00% fixed-rate senior notes due February 2022.

See Note 8 of the Notes to the Consolidated Financial Statements for further information on the debt issuance discussed above.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2020.

Cash returned to shareholders through treasury stock purchases and dividends was $644 million during the three-month period ended March 31, 2020, compared with $685 million during the three-month period ended March 31, 2019.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2020	2019
Treasury stock purchases	$449	$490
Number of shares purchased:
Share repurchase program	9,984	10,237
Other	508	561
Total shares purchased	10,492	10,798

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2020	2019
Stock issued from treasury:
Cash financing	$9	$12
Noncash financing	17	18
Total stock issued from treasury	$26	$30
Number of shares issued	740	939
During the first three months of 2020, the Company repurchased 10.0 million shares of its common stock for $449 million as part of its share repurchase program. As of March 31, 2020, a remaining balance of 27.1 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. For information on the impact of COVID-19 on the Company's share repurchase program, see the Executive Summary section of this MD&A.

Cash dividends paid to shareholders were $.28 per share in the first quarter of 2020, compared with $.27 per share in the first quarter of 2019. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2020	2019
Dividends paid in cash	$195	$195
Dividends through issuance of treasury shares	7	8
Total dividends to shareholders	$202	$203

In April 2020, the board of directors declared the second quarter cash dividend of $.28 per share, an increase of 3.7% compared with the same period in 2019. The dividend is payable on June 1, 2020 to shareholders of record at the close of business on May 20, 2020.

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

The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2020, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2020 in excess of $864 million would be considered extraordinary and require such approval. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

In addition to limitations and restrictions imposed by U.S. insurance regulators, the Japan subsidiary is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock, accumulated other comprehensive income amounts, capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has one senior unsecured revolving credit facility in the amount of ¥100 billion and a committed reinsurance facility in the amount of approximately ¥110 billion as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. (See Notes 7 and 8 of the Notes to the Consolidated Financial Statements for additional information.)

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available for sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. (See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.)

As of March 31, 2020, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels throughout the pandemic. For additional information see the Executive Summary COVID 19 section of this MD&A.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the Financial Accounting Standards Board (FASB). In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 80% of its liabilities are reported as of March 31, 2020, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the three months ended March 31, 2020, with the exception of the recognition of lifetime credit losses required in accordance with the adoption of ASC 326 - Financial Instruments - Credit Losses. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the Company’s current expected credit loss estimation methodology. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2019 Annual Report.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2019 Annual Report. There have been changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2019 Annual Report except as outlined below.

As a result of recent market volatility caused by the COVID-19 pandemic, the Company has marginally widened and lowered the size of the collars it maintains on a portion of its US dollar program to mitigate against more extreme moves in foreign exchange rates. The Company is evaluating other adjustments to mitigate credit risk, including the possibility of hedging additional U.S. dollar-denominated investments.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following should be read in conjunction with and supplements and amends the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

Major public health issues, and specifically the novel coronavirus COVID-19 and any resulting economic effects, could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business.

The Company is closely monitoring developments related to the COVID-19 pandemic to assess its impact on the Company's business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic could impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways, and may cause changes, which also cannot be determined at this time, to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets under “2020 Outlook” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 36 and 37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

As a result of the COVID-19 pandemic, the Company may also face increased costs associated with claims under its policies, an increased number of customers experiencing difficulty paying premiums or policies being designated as “no lapse” for periods of time. In particular, Aflac U.S. may experience higher lapses due to the higher concentration of its inforce being associated with small business and a correlation in lapse rates and unemployment. These small businesses may be disproportionately negatively impacted by the economic uncertainty surrounding COVID-19. The cost of reinsurance to the Company for these policies could increase, and the Company may encounter decreased availability of such reinsurance.

The Company's investment portfolio including the creditworthiness and valuation of investment assets, as well as availability of new investments has been, and may continue to be, adversely affected as a result of market developments related to the COVID-19 pandemic and uncertainty regarding its ultimate severity and duration. These impacts have included or may include extreme asset price volatility, lack of market liquidity, credit rating downgrades, payment defaults, asset restructurings, increased losses, and other risks as the world experiences an unprecedented shock to economic activity. The Company has evaluated its holdings and identified those investments most exposed to the negative impacts of an economic downturn as a result of COVID-19, including investments in businesses facing an immediate and severe impact such as travel and lodging, leisure, non-emergency medical, energy, and others involving large gatherings of people, as well as other investments. These investments are experiencing and may continue to experience higher credit losses, credit rating downgrades and/or defaults. In addition, volatility in oil prices and reduction in global energy demand could have a continued adverse impact on issuers in the energy sector. While we have identified assets impacted or expected to be impacted by COVID-19 and its consequences, other investments not identified to date may also be impacted. The availability of new investments primarily in certain private market asset classes, such as middle market loans, commercial mortgages and transitional real estate, has been and may continue to be limited. Interest rates have declined in response to the pandemic, and a sustained reduction in interest rates globally could result in new investments generating lower yields than in prior periods. The Company may need to adjust its investment strategy and/or be forced to liquidate investments to pay claims. Actions of governments and central banks in response to COVID-19 described above may not be adequate to fully address its impact. Changes in interest rates, reduced liquidity or a continued slowdown in U.S., Japan or global economic conditions may also adversely affect the Company's business, financial condition, results of operations, capital position, liquidity or prospects. Further, extreme market volatility may leave the Company unable to react to market events in a prudent manner consistent with its historical practices when dealing with more orderly markets. Extreme market volatility in interest or foreign exchange rates may require the posting of collateral associated with derivative positions and may require the Company to make adjustments in its hedging program in order to maintain liquidity, capital ratios in the U.S. and Japan and mitigate hedging costs or settlement risk. COVID-19 has resulted in unprecedented disruption of markets and business activity globally, and the Company is not able to predict the duration of such disruption or the ultimate impact of COVID-19 on the Company’s investments and hedging programs. See the risk factor entitled, "The valuation of the Company's investments and derivatives includes methodologies, estimations and assumptions which are subject to differing interpretations and could adversely affect the Company's results of operations or financial condition" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for more information. See the “Investments” and “Results of Operations by Segment” sections of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information. Also see the risk factor entitled “The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.
While governmental efforts in both Japan and the U.S. in response to the COVID-19 pandemic are significant and unprecedented, there can be no assurance that these interventions will be effective to mitigate adverse impacts on financial markets and on the Company’s investment portfolio. Further, the effects of the pandemic and the response of governmental entities, public health authorities and private entities on the U.S., Japan and global economies cannot be predicted. For example, during the five weeks beginning March 22, unemployment claims in the U.S. totaled approximately over 26 million. The pace and magnitude of this number of claims, the significant government responses to date, and the continuing effort to contain the growth of COVID-19 in the U.S., among other factors, introduces significant uncertainty about the severity and duration of the pandemic’s effects on the U.S. economy. The Company also cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues, including the possible extension of insurance coverage beyond the Company's policy language, will affect its business. The extent to which the pandemic will impact the Company's business, results of operations, financial condition, capital position, liquidity or prospects, as well as those of its customers, agents, brokers and other distribution partners, vendors and counterparties, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain or treat its impact.

Policies issued by Aflac Japan and Aflac U.S. are primarily sold and enrolled in person through face-to-face interaction. Likewise, recruiting of new agents and brokers largely occurs through in-person contact. The ability of individual agents and agencies, strategic alliance partners, brokers and other distribution partners to make sales in Japan and the U.S. and the ability to conduct agent and broker recruiting has been significantly reduced by efforts to mitigate the effects of the pandemic, including social distancing guidelines issued by public health authorities and/or other authorities, government shelter in place orders or requirements, and requests or orders by employers that their employees work remotely. Further, in both Japan and the U.S., a significant amount of sales have historically been made to individuals and businesses who may, in light of the economic and social effects of the pandemic and for an indeterminate amount of time, lack the certainty or financial resources to purchase the Company’s products or maintain premium payments on policies already purchased. For example, over 400,000 of the Aflac U.S. business accounts are small businesses with under 100 employees. Further, even when government and public health authorities begin to phase out or withdraw shelter in place orders or requirements and social distancing guidelines issued to date, businesses and individuals may voluntarily continue to exercise social distancing techniques, which may hinder sales of the Company’s products in Japan and the U.S. The Company cannot predict with certainty the impact of these events on its distribution channels and financial results in the Aflac Japan and Aflac U.S. segments. However, the Company currently anticipates that the impact may be more acute for Aflac U.S. due to the higher number of confirmed COVID-19 cases and deaths in the U.S. to date compared with Japan, both in absolute terms and in proportion to national populations, as well as the historically lower rate of persistency in the Aflac U.S. business; the Company also considers that most Aflac U.S. business customers, and most of the independent agents in its agency channel, are small businesses who may lack the financial resources to weather an economic downturn, which the Company expects will impact sales throughout and possibly beyond 2020. Aflac U.S. also anticipates an increase in policy lapses in the second or third quarter of 2020 as premium grace periods begin to expire. See the risk factors entitled “Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan” and “Difficult conditions in global capital markets and the economy could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

In addition, sales of Aflac Japan cancer products continue to be materially lower to date in 2020 due to events related to the Japan Post investigation, which the Company expects will be exacerbated by the effects of COVID-19. See the risk factor entitled “Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

Further, the Company's operations, as well as those of its vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or the mitigation efforts outlined above. The business and operational impacts of extended periods of working from home cannot be predicted with certainty and may have an adverse impact on the Company’s ability to conduct its business. On April 7, 2020, the Japan government declared a state of emergency in seven prefectures including Tokyo and Osaka, where the Company’s primary Japan operations are located, and requested that companies in these prefectures reduce the number of employees coming into the office by 70% or more, and on April 16, 2020 the state of emergency was expanded nationwide with a stated expiration date of May 6, 2020. In the U.S., statewide shelter in place or stay at home orders are currently in effect across the majority of states, with a small number of states adopting partial shelter in place orders or other statewide social distancing restrictions. The governors of the states of Georgia, New York and South Carolina, where the Company’s primary U.S. operations are located, issued statewide shelter in place orders on April 2, March 20 and April 6, 2020, respectively. These orders may be extended or further orders may be issued requiring the Company, the agents, brokers and other distribution partners selling its products, and the Company’s current and prospective customers to maintain remote working and other forms of social distancing for an indeterminate time. In the U.S. and Japan, the Company has over 98% and 70%, respectively, of its employees working from home. The Company expects to ultimately implement return to work plans for Aflac Japan and Aflac U.S. that will be based upon multiple factors including government mandates, guidelines issued by public health authorities, and the location and job responsibilities of specific Company personnel. Such plans may be implemented in stages over an extended period of time, but the Company may nevertheless experience operational disruptions when employees return to work. While a few states, including Georgia, have started to relax shelter in place orders, the impact of these initiatives, including their sustainability is uncertain.

The assumptions and estimates that the Company uses in establishing premiums and reserves depend on the Company's judgment regarding the likelihood of future events and are inherently uncertain, including without limitation in regard to the effects of COVID-19. See the risk factor entitled “If future policy benefits, claims or expenses exceed those anticipated in establishing premiums and reserves, the Company's financial results would be adversely affected” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

See the “Executive Summary” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for more information.

Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations

As previously disclosed, in the second half of 2019 and the first quarter of 2020 there have been news reports and public comments regarding improper sales practices relating to sales of Japan Post Insurance Co., LTD (JPI) products by JPI and Japan Post Co., LTD (JPC) each an affiliate of Japan Post Holdings (together with JPI and JPC, the Japan Post Group). JPC and JPI are important distribution and alliance partners of the Company, which in 2018 collectively accounted for approximately 25% of Aflac Japan’s third sector sales. On July 24, 2019, after such news reports and other public comments, the Japan Post Group announced that they had established a Special Investigative Committee comprised of independent former prosecutors to determine whether JPC and JPI sales practices with respect to JPI products had caused disadvantages to customers holding such policies that were not otherwise the result of honoring such customers’ intentions.

On December 18, 2019, the Japan Post Group issued a release discussing results of the investigation and stating that JPI had identified a number of cases involving potential violation of laws and regulations or internal rules. On the same date, the Japan Post Group stated that it would continue the investigation with a goal of completing it by March 2020. On December 27, 2019, Japan’s Financial Services Agency (FSA) issued three-month business suspension orders to JPC and JPI for the sale of JPI insurance products, and Japan’s Ministry of Internal Affairs and Communications (MIC) also issued a three-month business suspension order to JPC for the sale of JPI insurance products. Also on December 27, 2019, the Japan Post Group announced the resignation of the chief executives of Japan Post Holdings, JPC and JPI, to be effective January 5, 2020. On January 31, 2020, the Japan Post Group announced that its internal investigation had been expanded to additional policyholders and the investigation would continue with a goal of completing it by the end of June 2020. On March 25, 2020, the Japan Post Group announced that they had decided not to restart ordinary sales activities regarding JPI products after the end of the FSA and MIC business suspension orders on March 31, 2020, including that the Japan Post Group would refrain from making any sales of JPI insurance products through April 19 and would thereafter refrain from making proactive sales of JPI insurance products (but would accept customer applications for JPI insurance products). The Japan Post Group has not made an announcement on expected timing to re-initiate proactive sales of JPI insurance products. On March 26, 2020, the Special Investigative Committee announced the final report regarding the eight-month investigation on inappropriate sales practices for JPI products. On March 31, 2020, the Japan Post Group announced that the investigations of policies have been completed as of the end of March, and the additional investigation of all insurance policies is proceeding as planned to be completed by the end of June 2020.

While the sale of Aflac Japan cancer insurance products was not within the scope of the JPI investigation, the business suspension orders, or the Japan Post Group’s decision to refrain from making proactive sales of JPI products as outlined above, beginning in August 2019 the Company has experienced a material decrease of sales in the Japan Post Group channel. This decline has continued into 2020. The Company believes that sales of Aflac Japan cancer insurance through JPC and JPI are unlikely to return to 2018 levels in the near term. It is uncertain what long-term effect these developments will have on the Company’s results of operations or financial condition, but any such effects could be material. See the "Aflac Japan Segment" subsection of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2020, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,906,085		$52.61	3,906,085	33,147,528
February 1 - February 29	2,870,531		50.93	2,367,300	30,780,228
March 1 - March 31	3,715,439		33.46	3,710,430	27,069,798
Total	10,492,055	(1)	$45.37	9,983,815	27,069,798
(1)During the first three months of 2020, 508,240 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.	Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated April 6, 2020, Exhibit 3.1.
	4.0	-
There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.

	4.1	-
Twenty-Third Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.300% Senior Note due 2025) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.1.

	4.2	-
Twenty-Fourth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.550% Senior Note due 2030) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.2.

	4.3	-
Twenty-Fifth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.750% Senior Note due 2032) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.3.

	4.4	-
Twenty-Sixth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.830% Senior Note due 2035) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.4.

	4.5	-
Twenty-Seventh Supplemental Indenture, dated as of April 1, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.60% Senior Note due 2030) – incorporated by reference from Form 8-K dated April 1, 2020, Exhibit 4.1.

	10.1*	-	Aflac Japan Officer Agreement with Masatoshi Koide, effective January 1, 2020.
	10.2	-	Agency Services Agreement, dated March 1, 2008, by and between Japan Post Network Co., Ltd. and Aflac.
	10.3**	-	Amendment Agreement to Agency Services Agreement, dated June 27, 2016, by and between Japan Post Co., Ltd. and Aflac.
	31.1	-	Certification of CEO dated April 30, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated April 30, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated April 30, 2020, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Glossary of Selected Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use certain performance metrics and other terms which are defined below.

Adjusted Earnings Per Diluted Share Excluding the Impact of Foreign Currency – Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the company’s insurance operations and that do not reflect Aflac’s underlying business performance. The most comparable U.S. GAAP measure is net earnings. Adjusted earnings per share (basic or diluted) are the adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The most comparable U.S. GAAP measure is net earnings per share. This metric is then adjusted using the average yen/dollar exchange rate for the comparable prior year period, which eliminates dollar based fluctuations driven solely from currency rate changes.

Adjusted Net Investment Income - Net Investment Income adjusted for amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity and net interest cash flows from derivatives associated with certain investment strategies, which are reclassified from net investment gains and (losses) to net investment income. The metric is used in segment reporting as a component of segment profitability.

Affiliated Corporate Agency – Agency in Japan directly affiliated with a specific corporation that sells insurance policies primarily to its employees.

Annualized Premiums in Force – the amount of gross premium that a policyholder must pay over a full year in order to keep coverage. The growth of net premiums (defined below) is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates.

Average Weekly Producer – The total number of writing associates who have produced greater than $0.00 during the production week - excluding any manual adjustments divided by the number of weeks in the time period. The Company believes this metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

Capital Buffer – Established dollar amount of liquidity at the Parent Company reserved for injecting capital into the insurance entities or general liquidity support for general expenses at the Parent Company. Currently, the capital buffer is $1.0 billion and is part of $2.0 billion minimum balance at the Parent Company.

Earnings Per Basic Share – Net earnings divided by weighted-average number of shares outstanding for the period.

Earnings Per Diluted Share – Net earnings divided by the weighted-average number of shares outstanding for the period plus the weighted-average shares for the dilutive effect of share-based awards outstanding.

Group Insurance – Insurance issued to a group, such as an employer or trade association, that covers employees or association members and their dependents through certificates of coverage.

Individual Insurance – Insurance issued to an individual with the policy designed to cover that person and his or her dependents.

In-force Policies – A count of policies that are active contracts at the end of a period.

Liquidity Support – Internally defined and established dollar amount of liquidity reserved for supporting potential collateral and settlements of derivatives at the Parent Company. Currently, the liquidity support is $1.0 billion and is part of the $2.0 billion minimum balance at the Parent Company.

Net Investment Income – The income derived from interest and dividends on invested assets, after deducting investment expenses.

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

New Annualized Premium Sales – (sometimes referred to as new sales or sales) An operating measure that is not reflected on the Company's financial statements. New annualized premium sales generally represent annual premiums on policies the Company sold and incremental increases from policy conversions that would be collected over a 12-month period assuming the policies remain in force for that entire period. For Aflac Japan, new annualized premium sales are determined by applications submitted during the reporting period. For Aflac U.S., new annualized premium sales are determined by applications. that are issued during the reporting period. Policy conversions are defined as the positive difference in the annualized premium when a policy upgrades in the current reporting period.

New Money Yield – Gross yields earned on purchases of fixed maturities, loan receivables, and equities. Purchases exclude capitalized interest, securities lending/repurchase agreements, short-term/cash activity, and alternatives. New money yield for equities is based on the assumed dividend yield at the time of purchase. The new money yield for Aflac Japan excludes the impact of any derivatives and associated amortized hedge costs associated with USD-denominated investments. Management uses this metric as a leading indicator of future investment earning potential.

Operating Ratios – Used to evaluate the Company's financial condition and profitability. Examples include: (1) Ratios to total adjusted revenues, which present expenses as a percentage of total revenues and (2) Ratios to total premium, including benefit ratio.

Persistency – Percentage of premiums remaining in force at the end of a period, usually one year. For example, 95% persistency would mean that 95% of the premiums in force at the beginning of the period were still in force at the end of the period.

Pretax Adjusted Earnings – Earnings as adjusted earnings (as defined above) before the application of income taxes.

Pretax Adjusted Profit Margin – Adjusted earnings divided by adjusted revenues, before taxes are applied. This measure is used in Aflac's segment reporting.

Return on Average Invested Assets – Net investment income as a percentage of average invested assets during the period. Management uses this metric to demonstrate how our actual net investment income results represent an overall return on the portfolio to provide a more comparative metric as the size of our investment portfolio changes over time.

Risk-based Capital (RBC) Ratio – Statutory adjusted capital divided by statutory required capital. This insurance ratio is based on rules prescribed by the National Association of Insurance Commissioners (NAIC) and provides an indication of the amount of statutory capital the insurance company maintains, relative to the inherent risks in the insurer’s operations.

Solvency Margin Ratio (SMR) – Solvency margin total divided by one half of the risk total. This insurance ratio is prescribed by the Japan Financial Services Agency (FSA) and is used for all life insurance companies in Japan to measure the adequacy of the company’s ability to pay policyholder claims in the event actual risks exceed expected levels.

Statutory Earnings – Earnings determined according to accounting rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. These statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency.

Weighted-Average Foreign Currency Exchange Rate –Japan segment operating earnings for the period (excluding hedge costs) in yen divided by Japan segment operating earnings for the period (excluding hedge costs) in dollars. Management uses this metric to evaluate and determine consolidated results on foreign currency effective basis.

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CDSs	Credit Default Swaps
CMLs	Commercial Mortgage Loans
CSAs	Credit Support Annexes
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
HTM	Held-to-Maturity
ISDA	International Swaps and Derivatives Association, Inc.
ISOs	Incentive Stock Options
Japan Post Holdings	Japan Post Holdings Co., Ltd.
JGB	Japan Government Bond
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMLs	Middle Market Loans
MOF	Ministry of Finance
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSOs	Non-qualifying Stock Options
NRSROs	Nationally Recognized Statistical Rating Organizations
OTC	Over-the-Counter
PCD Financial Assets	Purchased Credit-Deteriorated Financial Assets
PD	Probability-of-Default
PPP	Paycheck Protection Program
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMI	Solvency Modernization Initiative
SMR	Solvency Margin Ratio
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TREs	Transitional Real Estate Loans
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIEs	Variable Interest Entities

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

April 30, 2020	/s/ Max K. Broden
(Max K. Broden)
Executive Vice President; Chief Financial Officer

April 30, 2020	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer