Form 10-Q
period 2020-06-30
AFLAC INC
filed 2020-07-29
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 712,912,378 shares of the issuer's common stock were outstanding as of July 20, 2020.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2020

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2020	2019	2020		2019
Revenues:
Net premiums, principally supplemental health insurance	$4,664	$4,681	$9,346		$9,373
Net investment income	870	878	1,774		1,756
Net investment gains (losses)	(170)	(66)	(633)		5
Other income (loss)	43	18	82		34
Total revenues	5,407	5,511	10,569		11,168
Benefits and expenses:
Benefits and claims, net	2,897	2,964	5,837		5,932
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	289	309	622		649
Insurance commissions	332	329	668		661
Insurance and other expenses	756	743	1,536	(1)	1,460
Interest expense	63	57	117		115
Total acquisition and operating expenses	1,440	1,438	2,943		2,885
Total benefits and expenses	4,337	4,402	8,780		8,817
Earnings before income taxes	1,070	1,109	1,789		2,351
Income taxes	265	292	419		606
Net earnings	$805	$817	$1,370		$1,745
Net earnings per share:
Basic	$1.12	$1.10	$1.90		$2.33
Diluted	1.12	1.09	1.89		2.32
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	717,889	745,153	721,128		748,271
Diluted	719,764	748,849	723,638		752,302
Cash dividends per share	$.28	$.27	$.56		$.54

(1) Includes expense of $15 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2020	2019	2020	2019
Net earnings	$805	$817	$1,370	$1,745
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	73	417	159	416
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	3,274	2,046	(1,395)	5,242
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	75	(25)	145	(43)
Unrealized gains (losses) on derivatives during period	(1)	(1)	(5)	(4)
Pension liability adjustment during period	0	(2)	0	5
Total other comprehensive income (loss) before income taxes	3,421	2,435	(1,096)	5,616
Income tax expense (benefit) related to items of other comprehensive income (loss)	859	552	(383)	1,403
Other comprehensive income (loss), net of income taxes	2,562	1,883	(713)	4,213
Total comprehensive income (loss)	$3,367	$2,700	$657	$5,958

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	June 30, 2020 (Unaudited)	December 31, 2019
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (allowance for credit losses of $38 in 2020, amortized cost $85,050 in 2020 and amortized cost $76,063 in 2019)	$95,896	$86,950
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,127 in 2020 and amortized cost of $3,308 in 2019)	4,063	4,312
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $9 in 2020 (fair value $29,293 in 2020 and $37,594 in 2019)	23,509	30,085
Equity securities, at fair value	749	802
Commercial mortgage and other loans, net of allowance for credit losses of $242 in 2020 (includes $9,117 in 2020 and $7,956 in 2019 of consolidated variable interest entities)	10,717	9,569
Other investments (includes $589 in 2020 and $494 in 2019 of consolidated variable interest entities)	1,771	1,477
Cash and cash equivalents	5,528	4,896
Total investments and cash	142,233	138,091
Receivables	894	828
Accrued investment income	782	772
Deferred policy acquisition costs	10,222	10,128
Property and equipment, at cost less accumulated depreciation	584	581
Other	2,372	2,368
Total assets	$157,087	$152,768
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$92,992	$90,335
Unpaid policy claims	4,773	4,659
Unearned premiums	3,854	4,243
Other policyholders’ funds	7,484	7,317
Total policy liabilities	109,103	106,554
Income taxes	5,228	5,370
Payables for return of cash collateral on loaned securities	2,275	1,876
Notes payable and lease obligations	7,771	6,569
Other	3,290	3,440
Total liabilities	127,667	123,809
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2020 and 2019; issued 1,350,735 shares in 2020 and 1,349,309 shares in 2019	135	135
Additional paid-in capital	2,358	2,313
Retained earnings	35,204	34,291
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,469)	(1,623)
Unrealized gains (losses) on fixed maturity securities	8,532	8,548
Unrealized gains (losses) on derivatives	(36)	(33)
Pension liability adjustment	(277)	(277)
Treasury stock, at average cost	(15,027)	(14,395)
Total shareholders’ equity	29,420	28,959
Total liabilities and shareholders’ equity	$157,087	$152,768

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
Cumulative effect of change in accounting principle, Accounting Standards Update (ASU) 2016-13, net of tax (1)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle, ASU 2019-04, net of tax (1)	0	0	0	848	0	848
Balance at January 1, 2020	$135	$2,313	$34,235	$7,463	$(14,395)	$29,751
Net earnings	0	0	566	0	0	566
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	80	0	80
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,353)	0	(3,353)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(202)	0	0	(202)
Exercise of stock options	0	5	0	0	0	5
Share-based compensation	0	7	0	0	0	7
Purchases of treasury stock	0	0	0	0	(476)	(476)
Treasury stock reissued	0	9	0	0	17	26
Balance at March 31, 2020	$135	$2,334	$34,599	$4,188	$(14,854)	$26,402
Net earnings	0	0	805	0	0	805
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	74	0	74
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	2,489	0	2,489
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(200)	0	0	(200)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	16	0	0	0	16
Purchases of treasury stock	0	0	0	0	(189)	(189)
Treasury stock reissued	0	7	0	0	16	23
Balance at June 30, 2020	$135	$2,358	$35,204	$6,750	$(15,027)	$29,420

(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2020.
See the accompanying Notes to the Consolidated Financial Statements

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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2020	2019
Cash flows from operating activities:
Net earnings	$1,370	$1,745
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(65)	(17)
Capitalization of deferred policy acquisition costs	(604)	(712)
Amortization of deferred policy acquisition costs	622	649
Increase in policy liabilities	936	1,019
Change in income tax liabilities	(117)	(268)
Net investment (gains) losses	633	(5)
Other, net	(174)	(54)
Net cash provided (used) by operating activities	2,601	2,357
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	1,981	2,105
Equity securities	93	154
Held-to-maturity fixed maturity securities	2	203
Commercial mortgage and other loans	685	888
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,691)	(4,352)
Equity securities	(150)	(181)
Commercial mortgage and other loans	(2,108)	(1,534)
Other investments, net	(293)	(616)
Settlement of derivatives, net	21	(14)
Cash received (pledged or returned) as collateral, net	459	495
Other, net	(119)	125
Net cash provided (used) by investing activities	(2,120)	(2,727)
Cash flows from financing activities:
Purchases of treasury stock	(637)	(847)
Proceeds from borrowings	1,545	268
Principal payments under debt obligations	(350)	0
Dividends paid to shareholders	(388)	(389)
Change in investment-type contracts, net	(17)	(34)
Treasury stock reissued	21	26
Other, net	(22)	(2)
Net cash provided (used) by financing activities	152	(978)
Effect of exchange rate changes on cash and cash equivalents	(1)	30
Net change in cash and cash equivalents	632	(1,318)
Cash and cash equivalents, beginning of period	4,896	4,337
Cash and cash equivalents, end of period	$5,528	$3,019
Supplemental disclosures of cash flow information:
Income taxes paid	$536	$874
Interest paid	97	93
Noncash interest	19	22
Noncash financing activities:
Lease obligations	22	1
Treasury stock issued for:
Associate stock bonus	8	8
Shareholder dividend reinvestment	14	14
Share-based compensation grants	6	5

See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company’s operations consist of two reportable business segments: Aflac Japan and Aflac U.S. The Parent Company's primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Argus Dental & Vision, Inc. (Argus), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.). Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 67% and 68% of the Company's total revenues in the six-month periods ended June 30, 2020 and 2019, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 83% at June 30, 2020, compared with 84% at December 31, 2019.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2020, and December 31, 2019, the consolidated statements of earnings and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2020 and 2019, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2020 and 2019 and June 30, 2020 and 2019, and the consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report).

COVID-19: On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The impact of COVID-19 on the Company continues to evolve, and its future effects remain uncertain. The Company continues to closely monitor the effects and risks of COVID-19 to assess its impact on the Company's business, financial condition, results of operations, liquidity and capital position.

Liquidity and Capital Resources

The Company entered the crisis having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1 billion in senior notes through public debt offerings under its U.S. shelf registration statement. The Company has available liquidity in its unsecured revolving credit facilities of $1.0 billion and ¥100.0 billion and currently has no borrowings under either of these facilities. In April 2020, Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs and subject to qualified collateral availability and other conditions. The Company continues to evaluate other sources of liquidity including reinvestment cash flows and selling investments.

Loan Modifications

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security (CARES) Act, which provides relief from certain requirements under GAAP, was signed into law. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40 in certain situations. On April 7, 2020, certain regulatory banking agencies, in consultation with the FASB, issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Interagency statement) applicable for all entities, which offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are treated as TDRs. The Company will apply GAAP relief under Section 4013 of the CARES Act and the Interagency statement with respect to certain qualifying loan modifications. For loan modifications that qualify under the CARES Act, TDR accounting and reporting is suspended through the period of the modification; however, the Company will continue to apply its existing non-accrual policies including consideration of the loan's past due status which is determined on the basis of the contractual terms of the loan. Once a loan has been contractually modified, the past due status is generally based on the updated terms including payment deferrals. As of June 30, 2020, loan modifications did not have a material impact on the Company's results of operations. See Note 3 of Notes to the Consolidated Financial Statements for additional details.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standards Update( ASU) 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

An entity may elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

The amendments generally expire on December 31 2022, i.e., they do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and hedging relationships evaluated for periods after December 31, 2022.

April 1, 2020
The adoption of the new guidance did not have an impact on the Company’s financial statements.

The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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
ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments- Credit Losses

In June 2016, the FASB issued amendments that require a financial asset (or a group of financial assets) measured at amortized cost to be presented net of an allowance for credit losses (Credit Losses ASU) in order to reflect the amount expected to be collected on the financial asset(s). The measurement of expected credit losses is amended by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. Credit losses on available-for-sale debt securities is measured in a manner similar to prior U.S. GAAP; however, the amendments require that credit losses be presented as an allowance rather than as a write-down. Other amendments include changes to the balance sheet presentation and interest income recognition of purchased financial assets with a more-than-insignificant credit deterioration since origination (PCD financial assets).
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Revenues:
Aflac Japan:
Net earned premiums	$3,158	$3,172	$6,308	$6,352
Adjusted net investment income (1),(2)	633	609	1,276	1,219
Other income	12	11	22	22
Total adjusted revenue Aflac Japan	3,803	3,792	7,606	7,593
Aflac U.S.:
Net earned premiums	1,458	1,459	2,941	2,920
Net investment income	172	180	348	357
Other income	26	2	54	4
Total adjusted revenue Aflac U.S.	1,656	1,641	3,343	3,281
Corporate and other (3)	100	95	204	191
Total adjusted revenues	5,559	5,528	11,153	11,065
Net investment gains (losses) (1),(2),(3)	(152)	(17)	(584)	103
Total revenues	$5,407	$5,511	$10,569	$11,168
(1) Amortized hedge costs of $50 and $62 for the three-month periods and $105 and $124 for the six-month periods ended June 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $6 and $(7) for the three-month periods and an immaterial amount and $(14) for the six-month periods ended June 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $27 and $20 for the three-month periods $56 and $40 for the six-month periods ended June 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Pretax adjusted earnings:
Aflac Japan (1),(2)	$839	$831	$1,694	$1,666
Aflac U.S.	426	338	752	661
Corporate and other (3),(4)	(30)	(26)	(28)	(45)
Pretax adjusted earnings (5)	1,235	1,143	2,418	2,282
Net investment gains (losses) (1),(2),(3),(4)	(166)	(34)	(614)	70
Other income (loss)	1	0	(15)	(1)
Total earnings before income taxes	$1,070	$1,109	$1,789	$2,351
Income taxes applicable to pretax adjusted earnings	$315	$297	$615	$587
Effect of foreign currency translation on after-tax adjusted earnings	5	(4)	14	(13)

(1) Amortized hedge costs of $50 and $62 for the three-month periods and $105 and $124 for the six-month periods ended June 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $6 and $(7) for the three-month periods and an immaterial amount and $(14) for the six-month periods ended June 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Amortized hedge income of $27 and $20 for the three-month periods and $56 and $40 for the six-month periods ended June 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) A gain of $14 and $17 for three-month periods and $30 and $33 for the six-month periods ended June 30, 2020, and 2019, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(5) Includes $44 and $34 for the three-month periods and $77 and $66 for the six-month periods ended June 30, 2020, and 2019, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	June 30, 2020	December 31, 2019
Assets:
Aflac Japan	$130,156	$127,523
Aflac U.S.	21,776	20,945
Corporate and other	5,155	4,300
Total assets	$157,087	$152,768

3.	INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,004	$0	$4,199	$45	$36,158
Municipalities	994	0	226	8	1,212
Mortgage- and asset-backed securities	334	0	28	1	361
Public utilities	4,550	0	643	15	5,178
Sovereign and supranational	1,035	0	46	5	1,076
Banks/financial institutions	7,412	0	529	319	7,622
Other corporate	7,798	0	1,054	153	8,699
Total yen-denominated	54,127	0	6,725	546	60,306
U.S. dollar-denominated:
U.S. government and agencies	309	0	20	0	329
Municipalities	1,119	0	161	0	1,280
Mortgage- and asset-backed securities	175	0	10	0	185
Public utilities	3,880	0	899	15	4,764
Sovereign and supranational	240	0	68	7	301
Banks/financial institutions	2,876	0	722	6	3,592
Other corporate	25,451	38	4,086	297	29,202
Total U.S. dollar-denominated	34,050	38	5,966	325	39,653
Total securities available for sale	$88,177	$38	$12,691	$871	$99,959

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,929	$5,169	$0	$36,098
Municipalities	516	116	3	629
Mortgage- and asset-backed securities	229	25	0	254
Public utilities	1,855	406	0	2,261
Sovereign and supranational	680	50	0	730
Banks/financial institutions	6,152	700	86	6,766
Other corporate	5,323	944	24	6,243
Total yen-denominated	45,684	7,410	113	52,981
U.S dollar-denominated:
U.S. government and agencies	293	9	0	302
Municipalities	1,077	141	0	1,218
Mortgage- and asset-backed securities	149	7	0	156
Public utilities	3,804	725	10	4,519
Sovereign and supranational	239	73	0	312
Banks/financial institutions	2,879	646	4	3,521
Other corporate	25,246	3,255	248	28,253
Total U.S. dollar-denominated	33,687	4,856	262	38,281
Total securities available for sale	$79,371	$12,266	$375	$91,262

	June 30, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,531	$3	$22,528	$5,502	$0	$28,030
Municipalities	364	0	364	117	0	481
Public utilities	46	1	45	14	0	59
Sovereign and supranational	554	5	549	143	0	692
Other corporate	23	0	23	8	0	31
Total yen-denominated	23,518	9	23,509	5,784	0	29,293
Total securities held to maturity	$23,518	$9	$23,509	$5,784	$0	$29,293

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,241	$6,050	$0	$28,291
Municipalities	821	262	0	1,083
Mortgage- and asset-backed securities	16	1	0	17
Public utilities	2,535	419	0	2,954
Sovereign and supranational	1,123	197	0	1,320
Banks/financial institutions	916	105	3	1,018
Other corporate	2,433	485	7	2,911
Total yen-denominated	30,085	7,519	10	37,594
Total securities held to maturity	$30,085	$7,519	$10	$37,594

(In millions)	June 30, 2020	December 31, 2019
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$609	$658
U.S. dollar-denominated	140	144
Total equity securities	$749	$802

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the second quarter of 2020, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the first quarter of 2020, as a result of the adoption of ASU 2019-04 discussed in Note 1, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis. During the first quarter and second quarter of 2019, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2020, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$957	$994
Due after one year through five years	8,899	9,108
Due after five years through 10 years	12,751	14,450
Due after 10 years	65,023	74,861
Mortgage- and asset-backed securities	509	546
Total fixed maturity securities available for sale	$88,139	$99,959
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through 10 years	107	123
Due after 10 years	23,402	29,170
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$23,509	$29,293

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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2020			December 31, 2019
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$53,145	$62,513	A+	$51,726	$62,584
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$14	$32	$21	$44
Gross losses from sales	(46)	(3)	(46)	(11)
Foreign currency gains (losses) on sales and redemptions	(20)	(4)	(34)	9
Total sales and redemptions	(52)	25	(59)	42
Equity securities	31	(11)	(118)	47
Loan loss reserves (1)	0	(2)	0	(4)
Credit losses:
Fixed maturity securities available for sale	(12)	0	(75)	0
Fixed maturity securities held to maturity	0	0	1	0
Commercial mortgage and other loans	(127)	0	(164)	0
Loan commitments	(35)	0	(81)	0
Reinsurance recoverables and other	(2)	0	(2)	0
Total credit losses	(176)	0	(321)	0
Derivatives and other:
Derivative gains (losses)	120	122	35	122
Foreign currency gains (losses)	(93)	(200)	(170)	(202)
Total derivatives and other	27	(78)	(135)	(80)
Total net investment gains (losses)	$(170)	$(66)	$(633)	$5

(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2020, that relate to equity securities still held at the June 30, 2020 reporting date, were $31 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2020, that relate to equity securities still held at the June 30, 2020 reporting date, were $118 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2020	December 31, 2019
Unrealized gains (losses) on securities available for sale	$11,820	$11,891
Deferred income taxes	(3,288)	(3,343)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$8,532	$8,548

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the period ended June 30, 2020 and available-for-sale and held-to-maturity investments for prior periods that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$2,196	$45	$2,196	$45	$0	$0
Municipalities:
Yen-denominated	144	8	131	7	13	1
Mortgage- and asset- backed securities:
Yen-denominated	36	1	36	1	0	0
Public utilities:
U.S. dollar-denominated	301	15	181	8	120	7
Yen-denominated	799	15	799	15	0	0
Sovereign and supranational:
U.S. dollar-denominated	35	7	35	7	0	0
Yen-denominated	219	5	219	5	0	0
Banks/financial institutions:
U.S. dollar-denominated	60	6	23	1	37	5
Yen-denominated	3,584	319	2,753	205	831	114
Other corporate:
U.S. dollar-denominated	3,625	297	1,329	70	2,296	227
Yen-denominated	1,647	153	1,394	128	253	25
Total	$12,646	$871	$9,096	$492	$3,550	$379

	December 31, 2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Municipalities:
Yen-denominated	$80	$3	$80	$3	$0	$0
Public utilities:
U.S. dollar-denominated	306	10	69	2	237	8
Banks/financial institutions:
U.S. dollar-denominated	79	4	18	0	61	4
Yen-denominated	1,828	89	1,828	89	0	0
Other corporate:
U.S. dollar-denominated	4,261	248	792	53	3,469	195
Yen-denominated	636	31	636	31	0	0
Total	$7,190	$385	$3,423	$178	$3,767	$207

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

However, the Company has identified certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance has been calculated. As of June 30, 2020, the Company recorded an allowance of $38 million. Refer to the Credit Losses section below for additional information.

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

(In millions)	June 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost		% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$2,112	19.3%	$1,800		18.7%
Retail	173	1.6	131		1.4
Apartments/Multi-Family	2,076	18.9	2,085		21.7
Industrial	176	1.6	256		2.7
Hospitality	1,078	9.8	1,036		10.8
Other	78	0.7	164		1.7
Total transitional real estate loans	5,693	51.9	5,472		57.0
Commercial mortgage loans:
Office	405	3.7	410		4.3
Retail	344	3.1	348		3.5
Apartments/Multi-Family	596	5.5	569		5.9
Industrial	395	3.6	383		4.0
Total commercial mortgage loans	1,740	15.9	1,710		17.7
Middle market loans	3,526	32.2	2,432		25.3
Total commercial mortgage and other loans	$10,959	100.0%	$9,614		100.0%
Allowance for credit losses	(242)		(45)	(1)
Total net commercial mortgage and other loans	$10,717		$9,569
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

Commercial mortgage and transitional real estate loans were secured by properties entirely within the U.S. (with the largest concentrations in California (20%), Texas (13%) and Florida (10%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of June 30, 2020, the Company had $729 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of June 30, 2020, the Company had no outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $19 million and $99 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of June 30, 2020, and December 31, 2019, respectively.

As of June 30, 2020, the Company had commitments of approximately $2.5 billion of which $2.2 billion was a result of a new agreement with an external manager during the first quarter of 2020 to fund future middle market loans. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $22.3 billion amortized cost as of June 30, 2020 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company records due premium receivable net of current expected credit losses in the receivables line item in the consolidated balance sheet, utilizing an aging methodology based on historical loss information, adjusted for current conditions and reasonable and supportable forecasts. Changes in the estimated credit losses related to premium receivable are recorded in net premiums in the consolidated statement of earnings.

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

The following tables present as of June 30, 2020 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$45	$523	$417	$157	$20	$57	$1,219
60%-69.99%	191	790	839	437	0	0	2,257
70%-79.99%	131	816	971	224	14	0	2,156
80% or greater	25	36	0	0	0	0	61
Total	$392	$2,165	$2,227	$818	$34	$57	$5,693

Commercial Mortgage Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$32	$404	$101	$69	$594	$0	$1,200	2.59
60%-69.99%	16	224	70	0	148	0	458	1.92
70%-79.99%	0	33	0	0	23	0	56	1.79
80% or greater	0	0	0	0	26	0	26	1.63
Total	48	661	171	69	791	0	1,740	2.37
Weighted Average DSCR	1.91	2.50	2.23	2.59	2.31	0	2.37

Middle Market Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$38	$121	$57	$57	$13	$0	$24	$310
BB	150	214	235	90	30	24	80	823
B	184	767	303	266	120	41	219	1,900
CCC	21	103	129	58	33	17	90	451
CC	0	1	0	39	0	0	2	42
Total	$393	$1,206	$724	$510	$196	$82	$415	$3,526

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

A TDR involves a situation where the Company grants a concession to a borrower that the Company would not otherwise have considered due to the borrower’s financial difficulties. The Company has elected to apply Section 4013 of the CARES Act, or the Interagency statement which temporarily suspends TDR accounting guidance for loan modifications, such as extensions or deferrals, related to COVID-19. The relief provided by the CARES Act applies to loan modifications made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency, as determined by the Executive Branch, whereas the Interagency statement does not specify a time horizon.

The Company granted certain loan modifications in its MML and TRE portfolios due to COVID-19 during the six months ended June 30, 2020. The nature of the modifications varied in scope and significance, but generally a small proportion of modifications qualified as TDR. The Company continues to evaluate loan modifications in our MML and TRE portfolios. As of June 30, 2020, the amortized cost of modified loans where Section 4013 of the CARES Act or the Interagency statement is applicable was immaterial.

The Company had an immaterial amount of TDRs during the six months ended June 30, 2020. The Company had no TDRs during 2019. For certain TDRs, modifications resulted in write-offs for certain loans where the modified loan resulted in a forgiveness of existing principal and are included in the rollforward of the allowance for credit losses below.

As of June 30, 2020 and December 31, 2019, the Company had an immaterial amount (cost basis) of loans and fixed maturities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment during the six-month period ended June 30, 2020.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(42)	(31)	(90)	1	(74)	0
Write-offs, net of recoveries	0	0	9	0	36	0
Balance at June 30, 2020	$(66)	$(42)	$(134)	$(9)	$(38)	$(11)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. During the first quarter of 2020, the Company entered into a loan commitment with an external manager that met the requirements to recognize a credit loss on over $2.2 billion of loan commitments over the next few years. The estimate of credit losses for loan commitments as of June 30, 2020 was $95 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2020	December 31, 2019
Other investments:
Policy loans	$263	$250
Short-term investments (1)	763	628
Limited partnerships	718	569
Other	27	30
Total other investments	$1,771	$1,477
(1) Includes securities lending collateral

As of June 30, 2020, the Company had $1.3 billion in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	June 30, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,127	$4,063	$3,308	$4,312
Commercial mortgage and other loans	9,117	9,049	7,956	8,015
Other investments (2)	589	589	494	494
Other assets (3)	87	87	169	169
Total assets of consolidated VIEs	$12,920	$13,788	$11,927	$12,990
Liabilities:
Other liabilities (3)	$255	$255	$126	$126
Total liabilities of consolidated VIEs	$255	$255	$126	$126

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
Investments in Variable Interest Entities Not Consolidated

	June 30, 2020		December 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$5,982	$6,837	$4,129	$4,884
Fixed maturity securities, held to maturity	0	0	1,848	2,236
Other investments (1)	129	129	75	74
Total investments in VIEs not consolidated	$6,111	$6,966	$6,052	$7,194

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
	June 30, 2020				December 31, 2019
(In millions)	Overnight and Continuous(1)	Up to 30 days	30-90 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,720	$155	$1,875	$0	$1,013	$1,013
Public utilities	25	0	0	25	35	0	35
Sovereign and supranational	5	0	0	5	2	0	2
Banks/financial institutions	38	0	0	38	48	0	48
Other corporate	332	0	0	332	778	0	778
Total borrowings	$400	$1,720	$155	$2,275	$863	$1,013	$1,876
Gross amount of recognized liabilities for securities lending transactions				$2,275			$1,876
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $4,731 million and $4,759 million at June 30, 2020 and December 31, 2019, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2020, and December 31, 2019, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements or certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

4.	DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of:

•	foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio

•	foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen

•	cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures

•	foreign currency swaps that are associated with VIE bond purchase commitments, and investments in special-purpose entities, including VIEs where the Company is the primary beneficiary

•	interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments

•	interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities.

•	bond purchase commitments at the inception of investments in consolidated VIEs

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

Bond purchase commitments result from repackaged bond structures that are consolidated VIEs whereby there is a delay in the trade date and settlement date of the bond within the structure to ensure completion of all necessary legal agreements to support the consolidated VIE that issues the repackaged bond. Since the Company has a commitment to purchase the underlying bond at a specified price, the agreement meets the definition of a derivative where the value is derived based on the current market value of the bond compared to the fixed purchase price to be paid on the settlement date.

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

	June 30, 2020			December 31, 2019
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$75	$0	$13	$75	$0	$8
Total cash flow hedges	75	0	13	75	0	8
Fair value hedges:
Foreign currency forwards	62	0	0	964	0	38
Foreign currency options	8,689	0	2	11,573	0	5
Interest rate swaptions	243	0	0	243	0	0
Total fair value hedges	8,994	0	2	12,780	0	43
Net investment hedge:
Foreign currency forwards	4,994	122	2	4,952	72	2
Foreign currency options	2,732	1	0	2,000	0	0
Total net investment hedge	7,726	123	2	6,952	72	2
Non-qualifying strategies:
Foreign currency swaps	2,250	73	29	2,800	72	78
Foreign currency swaps - VIE	2,657	87	242	2,587	169	118
Foreign currency forwards	17,110	177	391	19,821	166	337
Foreign currency options	9,149	0	0	9,553	0	0
Interest rate swaps	2,000	14	0	7,120	3	0
Interest rate swaptions	7	0	0	7	0	0
Forward bond purchase commitment - VIE	52	0	1	0	0	0
Total non-qualifying strategies	33,225	351	663	41,888	410	533
Total derivatives	$50,020	$474	$680	$61,695	$482	$586

Cash Flow Hedges
For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the USD variable rate interest and principal payments to fixed rate JPY interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately six years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "non-qualifying strategies" section of this note.
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended June 30, 2020:
Foreign currency forwards	Fixed maturity securities	$0	$(1)	$1	$(1)	$0
Foreign currency options	Fixed maturity securities	(2)	(1)	(1)	1	0
Total gains (losses)		$(2)	$(2)	$0	$0	$0
Six Months Ended June 30, 2020:
Foreign currency forwards	Fixed maturity securities	$(16)	$(8)	$(8)	$9	$1
Foreign currency options	Fixed maturity securities	(2)	(1)	(1)	1	0
Total gains (losses)		$(18)	$(9)	$(9)	$10	$1
Three Months Ended June 30, 2019:
Foreign currency forwards	Fixed maturity securities	$6	$(14)	$20	$(21)	$(1)
Interest rate swaptions	Fixed maturity securities	(2)	(2)	0	0	0
Total gains (losses)		4	(16)	20	(21)	(1)
Six Months Ended June 30, 2019:
Foreign currency forwards	Fixed maturity securities	$15	$(24)	$39	$(39)	$0
Foreign currency options	Fixed maturity securities	(4)	(4)	0	0	0
Interest rate swaptions	Fixed maturity securities	(3)	(3)	0	0	0
Total gains (losses)		$8	$(31)	$39	$(39)	$0

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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month and six-month periods ended June 30, 2020 and 2019, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Fixed maturity securities	$4,540	$4,633	$245	$256
(1) The balance includes hedging adjustment on discontinued hedging relationships of $245 in 2020 and $256 in 2019.
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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2020 and 2019, respectively.
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

As of June 30, 2020, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.
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

	Three Months Ended June 30,
	2020				2019
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$0		$(2)	$0	$0		$0
Total cash flow hedges	0	0	(3)	(2)	0	0	(3)	0
Fair value hedges:
Foreign currency forwards (3)		(1)				(15)
Foreign currency options (3)		(1)				0
Interest rate swaptions (3)	(1)	0		1	(1)	0		(1)
Total fair value hedges	(1)	(2)		1	(1)	(15)		(1)
Net investment hedge:
Non-derivative hedging instruments		0		(28)		0		(54)
Foreign currency forwards		101		(50)		0		0
Foreign currency options		(7)		0		0		0
Total net investment hedge		94		(78)		0		(54)
Non-qualifying strategies:
Foreign currency swaps		31				0
Foreign currency swaps - VIE		(30)				13
Foreign currency forwards		30				114
Foreign currency options		(3)				0
Interest rate swaps		2				10
Forward bond purchase commitment- VIE		(2)				0
Total non- qualifying strategies		28				137
Total	$(1)	$120		$(79)	$(1)	$122		$(55)
(1) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended June 30, 2020 and 2019, respectively.
(3)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

	Six Months Ended June 30,
	2020				2019
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$0		$(6)	$(1)	$0		$(2)
Total cash flow hedges	(1)	0	(3)	(6)	(1)	0	(3)	(2)
Fair value hedges:
Foreign currency forwards(3)		(7)				(24)
Foreign currency options(3)		(1)				(4)
Interest rate swaptions(3)	(1)	0		1	(1)	0		(2)
Total fair value hedges	(1)	(8)		1	(1)	(28)		(2)
Net investment hedge:
Non-derivative hedging instruments		0		(21)		0		(54)
Foreign currency forwards		152		(75)		0		0
Foreign currency options		(1)		0		0		0
Total net investment hedge		151		(96)		0		(54)
Non-qualifying strategies:
Foreign currency swaps		81				44
Foreign currency swaps - VIE		(225)				(3)
Foreign currency forwards		(6)				93
Foreign currency options		(5)				0
Interest rate swaps		49				16
Forward bond purchase commitment - VIE		(2)				0
Total non-qualifying strategies		(108)				150
Total	$(2)	$35		$(101)	$(2)	$122		$(58)

(1) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the six-month periods ended June 30, 2020 and 2019, respectively.
(3)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

As of June 30, 2020, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.

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

As of June 30, 2020, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $339 million and $301 million as of June 30, 2020, and December 31, 2019, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2020, the Company estimates that it would be required to post a maximum of $151 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$373	$0	$373	$(200)	$(6)	$(162)	$5
OTC - cleared	14	0	14	0	0	(10)	4
Total derivative assets subject to a master netting agreement or offsetting arrangement	387	0	387	(200)	(6)	(172)	9
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	87		87				87
Total derivative assets not subject to a master netting agreement or offsetting arrangement	87		87				87
Total derivative assets	474	0	474	(200)	(6)	(172)	96
Securities lending and similar arrangements	2,260	0	2,260	0	0	(2,260)	0
Total	$2,734	$0	$2,734	$(200)	$(6)	$(2,432)	$96

December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$310	$0	$310	$(190)	$(7)	$(113)	$0
OTC - cleared	3	0	3	0	0	0	3
Total derivative assets subject to a master netting agreement or offsetting arrangement	313	0	313	(190)	(7)	(113)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	169		169				169
Total derivative assets not subject to a master netting agreement or offsetting arrangement	169		169				169
Total derivative assets	482	0	482	(190)	(7)	(113)	172
Securities lending and similar arrangements	1,860	0	1,860	0	0	(1,860)	0
Total	$2,342	$0	$2,342	$(190)	$(7)	$(1,973)	$172

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$425	$0	$425	$(200)	$(188)	$0	$37
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	425	0	425	(200)	(188)	0	37
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	255		255				255
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	255		255				255
Total derivative liabilities	680	0	680	(200)	(188)	0	292
Securities lending and similar arrangements	2,275	0	2,275	(2,260)	0	0	15
Total	$2,955	$0	$2,955	$(2,460)	$(188)	$0	$307

December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$459	$0	$459	$(190)	$(222)	$(32)	$15
OTC - cleared	1	0	1	0	0	(1)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	460	0	460	(190)	(222)	(33)	15
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	126		126				126
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	126		126				126
Total derivative liabilities	586	0	586	(190)	(222)	(33)	141
Securities lending and similar arrangements	1,876	0	1,876	(1,860)	0	0	16
Total	$2,462	$0	$2,462	$(2,050)	$(222)	$(33)	$157

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

	June 30, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,980	$1,507	$0	$36,487
Municipalities	0	2,492	0	2,492
Mortgage- and asset-backed securities	0	358	188	546
Public utilities	0	9,620	322	9,942
Sovereign and supranational	0	1,377	0	1,377
Banks/financial institutions	0	11,190	24	11,214
Other corporate	0	37,658	243	37,901
Total fixed maturity securities	34,980	64,202	777	99,959
Equity securities	587	76	86	749
Other investments	763	0	0	763
Cash and cash equivalents	5,528	0	0	5,528
Other assets:
Foreign currency swaps	0	73	87	160
Foreign currency forwards	0	299	0	299
Foreign currency options	0	1	0	1
Interest rate swaps	0	14	0	14
Total other assets	0	387	87	474
Total assets	$41,858	$64,665	$950	$107,473
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$29	$255	$284
Foreign currency forwards	0	393	0	393
Foreign currency options	0	2	0	2
Forward bond purchase commitment	0	1	0	1
Total liabilities	$0	$425	$255	$680

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,878	$1,522	$0	$36,400
Municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities	0	232	178	410
Public utilities	0	6,556	224	6,780
Sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions	0	10,264	23	10,287
Other corporate	0	34,234	262	34,496
Total fixed maturity securities	34,878	55,697	687	91,262
Equity securities	642	80	80	802
Other investments	628	0	0	628
Cash and cash equivalents	4,896	0	0	4,896
Other assets:
Foreign currency swaps	0	72	169	241
Foreign currency forwards	0	238	0	238
Interest rate swaps	0	3	0	3
Total other assets	0	313	169	482
Total assets	$41,044	$56,090	$936	$98,070
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$78	$126	$204
Foreign currency forwards	0	377	0	377
Foreign currency options	0	5	0	5
Total liabilities	$0	$460	$126	$586

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,528	$27,781	$249	$0	$28,030
Municipalities	364	0	481	0	481
Public utilities	45	0	59	0	59
Sovereign and supranational	549	0	692	0	692
Other corporate	23	0	31	0	31
Commercial mortgage and other loans	10,717	0	0	10,650	10,650
Other investments (1)	27	0	27	0	27
Total assets	$34,253	$27,781	$1,539	$10,650	$39,970
Liabilities:
Other policyholders’ funds	$7,484	$0	$0	$7,393	$7,393
Notes payable (excluding leases)	7,618	0	8,200	276	8,476
Total liabilities	$15,102	$0	$8,200	$7,669	$15,869
(1) Excludes policy loans of $263 and equity method investments of $718, at carrying value

	December 31, 2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,241	$27,937	$354	$0	$28,291
Municipalities	821	0	1,083	0	1,083
Mortgage and asset-backed securities	16	0	7	10	17
Public utilities	2,535	0	2,954	0	2,954
Sovereign and supranational	1,123	0	1,320	0	1,320
Banks/financial institutions	916	0	1,018	0	1,018
Other corporate	2,433	0	2,911	0	2,911
Commercial mortgage and other loans	9,569	0	0	9,648	9,648
Other investments (1)	30	0	30	0	30
Total assets	$39,684	$27,937	$9,677	$9,658	$47,272
Liabilities:
Other policyholders’ funds	$7,317	$0	$0	$7,234	$7,234
Notes payable (excluding leases)	6,408	0	6,663	272	6,935
Total liabilities	$13,725	$0	$6,663	$7,506	$14,169

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,980	$1,507	$0	$36,487
Total government and agencies	34,980	1,507	0	36,487
Municipalities:
Third party pricing vendor	0	2,492	0	2,492
Total municipalities	0	2,492	0	2,492
Mortgage- and asset-backed securities:
Third party pricing vendor	0	358	0	358
Broker/other	0	0	188	188
Total mortgage- and asset-backed securities	0	358	188	546
Public utilities:
Third party pricing vendor	0	9,620	0	9,620
Broker/other	0	0	322	322
Total public utilities	0	9,620	322	9,942
Sovereign and supranational:
Third party pricing vendor	0	1,377	0	1,377
Total sovereign and supranational	0	1,377	0	1,377
Banks/financial institutions:
Third party pricing vendor	0	11,190	0	11,190
Broker/other	0	0	24	24
Total banks/financial institutions	0	11,190	24	11,214
Other corporate:
Third party pricing vendor	0	37,658	0	37,658
Broker/other	0	0	243	243
Total other corporate	0	37,658	243	37,901
Total securities available for sale	$34,980	$64,202	$777	$99,959
Equity securities, carried at fair value:
Third party pricing vendor	$587	$76	$0	$663
Broker/other	0	0	86	86
Total equity securities	$587	$76	$86	$749

	June 30, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,781	$249	$0	$28,030
Total government and agencies	27,781	249	0	28,030
Municipalities:
Third party pricing vendor	0	481	0	481
Total municipalities	0	481	0	481
Public utilities:
Third party pricing vendor	0	59	0	59
Total public utilities	0	59	0	59
Sovereign and supranational:
Third party pricing vendor	0	692	0	692
Total sovereign and supranational	0	692	0	692
Other corporate:
Third party pricing vendor	0	31	0	31
Total other corporate	0	31	0	31
Total securities held to maturity	$27,781	$1,512	$0	$29,293

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,878	$1,522	$0	$36,400
Total government and agencies	34,878	1,522	0	36,400
Municipalities:
Third party pricing vendor	0	1,847	0	1,847
Total municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities:
Third party pricing vendor	0	232	0	232
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	232	178	410
Public utilities:
Third party pricing vendor	0	6,556	0	6,556
Broker/other	0	0	224	224
Total public utilities	0	6,556	224	6,780
Sovereign and supranational:
Third party pricing vendor	0	1,042	0	1,042
Total sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions:
Third party pricing vendor	0	10,264	0	10,264
Broker/other	0	0	23	23
Total banks/financial institutions	0	10,264	23	10,287
Other corporate:
Third party pricing vendor	0	34,234	0	34,234
Broker/other	0	0	262	262
Total other corporate	0	34,234	262	34,496
Total securities available for sale	$34,878	$55,697	$687	$91,262
Equity securities, carried at fair value:
Third party pricing vendor	$642	$80	$0	$722
Broker/other	0	0	80	80
Total equity securities	$642	$80	$80	$802

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,937	$354	$0	$28,291
Total government and agencies	27,937	354	0	28,291
Municipalities:
Third party pricing vendor	0	1,083	0	1,083
Total municipalities	0	1,083	0	1,083
Mortgage- and asset-backed securities:
Third party pricing vendor	0	7	0	7
Broker/other	0	0	10	10
Total mortgage- and asset-backed securities	0	7	10	17
Public utilities:
Third party pricing vendor	0	2,954	0	2,954
Total public utilities	0	2,954	0	2,954
Sovereign and supranational:
Third party pricing vendor	0	1,320	0	1,320
Total sovereign and supranational	0	1,320	0	1,320
Banks/financial institutions:
Third party pricing vendor	0	1,018	0	1,018
Total banks/financial institutions	0	1,018	0	1,018
Other corporate:
Third party pricing vendor	0	2,911	0	2,911
Total other corporate	0	2,911	0	2,911
Total securities held to maturity	$27,937	$9,647	$10	$37,594

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

For forward bond purchase commitments with VIEs, the fair value of the derivative is based on the difference in the fixed purchase price and the current market value of the related bond prior to the settlement date. Since the bond is typically a public bond with readily available pricing, the derivatives associated with the forward purchase commitment are classified as Level 2 of the fair value hierarchy.

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

Three Months Ended June 30, 2020
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$188	$298		$23	$245		$82	$(146)	$690
Realized investment gains (losses) included in earnings	0	0		0	0		0	(20)	(20)
Unrealized gains (losses) included in other comprehensive income (loss)	1	0		0	1		0	(2)	0
Purchases, issuances, sales and settlements:
Purchases	0	13		1	12		5	0	31
Issuances	0	0		0	0		0	0	0
Sales	0	0		0	0		(1)	0	(1)
Settlements	(1)	(4)		0	0		0	0	(5)
Transfers into Level 3	0	15	(2)	0	0		0	0	15
Transfers out of Level 3	0	0		0	(15)	(2)	0	0	(15)
Balance, end of period	$188	$322		$24	$243		$86	$(168)	$695
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$(20)	$(20)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change

Three Months Ended June 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$178	$85		$23	$284		$46	$70	$686
Realized investment gains (losses) included in earnings	0	0		0	0		0	24	24
Unrealized gains (losses) included in other comprehensive income (loss)	5	5		1	6		0	0	17
Purchases, issuances, sales and settlements:
Purchases	0	0		0	25		0	0	25
Issuances	0	0		0	0		19	0	19
Sales	0	0		0	0		0	0	0
Settlements	0	(2)		0	0		0	0	(2)
Transfers into Level 3	0	116	(2)	0	0		0	0	116
Transfers out of Level 3	0	0		0	(116)	(2)	0	0	(116)
Balance, end of period	$183	$204		$24	$199		$65	$94	$769
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$24	$24
(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change

Six Months Ended June 30, 2020
	Fixed Maturity Securities							Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities		Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$178		$224		$23	$262		$80	$43	$810
Net investment gains (losses) included in earnings	0		0		0	0		0	(205)	(205)
Unrealized gains (losses) included in other comprehensive income (loss)	2		(9)		0	(16)		0	(6)	(29)
Purchases, issuances, sales and settlements:
Purchases	0		96		1	12		7	0	116
Issuances	0		0		0	0		0	0	0
Sales	0		0		0	0		(1)	0	(1)
Settlements	(1)		(4)		0	0		0	0	(5)
Transfers into Level 3	9	(2)	15	(3)	0	0		0	0	24
Transfers out of Level 3	0		0		0	(15)	(3)	0	0	(15)
Balance, end of period	$188		$322		$24	$243		$86	$(168)	$695
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0		$0		$0	$0		$0	$(205)	$(205)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to reclassification of level 3 securities from HTM to AFS
(3) Transfer due to sector classification change

Six Months Ended June 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$648
Net investment gains (losses) included in earnings	0	0		0	0		0	16	16
Unrealized gains (losses) included in other comprehensive income (loss)	6	6		1	7		0	(2)	18
Purchases, issuances, sales and settlements:
Purchases	0	0		0	88		19	0	107
Issuances	0	0		0	0		0	0	0
Sales	0	0		0	(2)		0	0	(2)
Settlements	0	(2)		0	0		0	0	(2)
Transfers into Level 3	0	116	(2)	0	25	(2)	0	0	141
Transfers out of Level 3	0	(25)	(2)	0	(132)	(2),(3)	0	0	(157)
Balance, end of period	$183	$204		$24	$199		$65	$94	$769
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$16	$16
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

June 30, 2020
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$188	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	322	Discounted cash flow	Credit spreads	N/A	(a)
Banks/financial institutions	24	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	243	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	86	Net asset value	Offered quotes	N/A	(a)
Other assets:
Foreign currency swaps	12	Discounted cash flow	Interest rates (USD)	.61% - .88%	(b)
			Interest rates (JPY)	.06% - .37%	(c)
			CDS spreads	12 - 119 bps
	75	Discounted cash flow	Interest rates (USD)	.61% - .88%	(b)
			Interest rates (JPY)	.06% - .37%	(c)
Total assets	$950
Liabilities:
Other liabilities:
Foreign currency swaps	$237	Discounted cash flow	Interest rates (USD)	.61% - .88%	(b)
			Interest rates (JPY)	.06% - .37%	(c)
			CDS spreads	46 - 202 bps
	18	Discounted cash flow	Interest rates (USD)	.61% - .88%	(b)
			Interest rates (JPY)	.06% - .37%	(c)
Total liabilities	$255

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

6.	POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Unpaid supplemental health claims, beginning of period	$3,983	$3,967	$3,968	$3,952
Less reinsurance recoverables	33	29	31	28
Net balance, beginning of period	3,950	3,938	3,937	3,924
Add claims incurred during the period related to:
Current year	1,736	1,785	3,574	3,610
Prior years	(166)	(136)	(302)	(303)
Total incurred	1,570	1,649	3,272	3,307
Less claims paid during the period on claims incurred during:
Current year	1,127	1,229	1,681	1,735
Prior years	411	430	1,558	1,568
Total paid	1,538	1,659	3,239	3,303
Effect of foreign exchange rate changes on unpaid claims	22	65	34	65
Net balance, end of period	4,004	3,993	4,004	3,993
Add reinsurance recoverables	37	31	37	31
Unpaid supplemental health claims, end of period	4,041	4,024	4,041	4,024
Unpaid life claims, end of period	732	682	732	682
Total liability for unpaid policy claims	$4,773	$4,706	$4,773	$4,706

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $302 million for the six-month period ended June 30, 2020 comprises approximately $188 million from Japan, which represents approximately 62% of the total. Excluding the impact of foreign exchange of a gain of approximately $1 million from December 31, 2019 to June 30, 2020, the favorable claims development in Japan would have been approximately $187 million, representing approximately 62% of the total.

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

The remainder of the favorable claims development related to prior years for the six-month period ended June 30, 2020, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in the cancer and accident lines of business.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion as of both June 30, 2020 and December 31, 2019, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $991 million and $970 million as of June 30, 2020 and December 31, 2019, respectively. The increase in the reinsurance recoverable balance was driven by the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 1.7% and ceded reserves increased approximately 3.9% from December 31, 2019 to June 30, 2020.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Direct premium income	$4,752	$4,766	$9,525	$9,542
Ceded to other companies:
Ceded Aflac Japan closed blocks	(116)	(119)	(232)	(240)
Other	(24)	(17)	(48)	(32)
Assumed from other companies:
Retrocession activities	49	50	97	100
Other	3	1	4	3
Net premium income	$4,664	$4,681	$9,346	$9,373

Direct benefits and claims	$2,975	$3,038	$6,003	$6,078
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(105)	(109)	(210)	(219)
Eliminations	10	10	19	20
Other	(21)	(12)	(45)	(24)
Assumed from other companies:
Retrocession activities	47	47	87	97
Eliminations	(10)	(10)	(19)	(20)
Other	1	0	2	0
Benefits and claims, net	$2,897	$2,964	$5,837	$5,932

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥110 billion of reserves. This reinsurance facility agreement was renewed in 2019 and is effective until December 31, 2020. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2020, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.	NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2020	December 31, 2019
4.00% senior notes paid January 2020	$0	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	747	747
3.25% senior notes due March 2025	448	448
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	990	0
6.90% senior notes due December 2039	221	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥ 12.4 billion)	114	0
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	555	545
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	116	114
.550% senior notes due March 2030 (principal ¥ 13.3 billion)	122	0
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	271	266
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	86	84
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	191	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	140	138
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	90	88
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	97	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	82	81
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	58	57
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	552	543
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	277	272
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2020 and 2019, principal amount ¥5.0 billion)	46	45
Variable interest rate loan due September 2029 (.57% in 2020 and 2019, principal amount ¥25.0 billion)	230	227
Finance lease obligations payable through 2027	11	12
Operating lease obligations payable through 2049	142	149
Total notes payable and lease obligations	$7,771	$6,569

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

A summary of the Company's lines of credit as of June 30, 2020 follows:

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
							Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2020	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2021	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 25, 2020	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 7, 2021	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 20, 2021	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 20, 2021	$.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
AGV Management Services Japan K.K.(1)	uncommitted revolving	364 days	May 1, 2021	¥500 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 1, 2021	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2020. No events of default or defaults occurred during the six-month period ended June 30, 2020.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

9.	INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended March 31, 2020. For the six-month period ended June 30, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

The Company’s combined U.S. and Japanese effective income tax rate on pretax earnings was 24.8% and 26.3% for the three-month periods and 23.4% and 25.8% for the six-month periods ended June 30, 2020 and 2019, respectively. This combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. The primary driver for the reduced income tax rate in the current period is the pretax investment losses in Japan, which provide a 28% income tax benefit.

10.	SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2020	2019
Common stock - issued:
Balance, beginning of period	1,349,309	1,347,540
Exercise of stock options and issuance of restricted shares	1,426	1,504
Balance, end of period	1,350,735	1,349,044
Treasury stock:
Balance, beginning of period	622,516	592,254
Purchases of treasury stock:
Share repurchase program	15,193	17,179
Other	521	574
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,116)	(836)
Exercise of stock options	(45)	(305)
Other	(242)	(287)
Balance, end of period	636,827	608,579
Shares outstanding, end of period	713,908	740,465

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Anti-dilutive share-based awards	1,257	1	989	12

Share Repurchase Program

During the first six months of 2020, the Company repurchased 15.2 million shares of its common stock for $637 million as part of its share repurchase program. During the first six months of 2019, the Company repurchased 17.2 million shares of its common stock for $847 million as part of its share repurchase program. As of June 30, 2020, a remaining balance of 21.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at March 31, 2020	$(1,543)	$6,043	$(35)	$(277)	$4,188
Other comprehensive income (loss) before reclassification	74	2,433	(1)	(5)	2,501
Amounts reclassified from accumulated other comprehensive income (loss)	0	56	0	5	61
Net current-period other comprehensive income (loss)	74	2,489	(1)	0	2,562
Balance at June 30, 2020	$(1,469)	$8,532	$(36)	$(277)	$6,750

All amounts in the table above are net of tax.

Three Months Ended June 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at March 31, 2019	$(1,848)	$6,561	$(26)	$(206)	$4,481
Other comprehensive income (loss) before reclassification	393	1,512	(1)	(5)	1,899
Amounts reclassified from accumulated other comprehensive income (loss)	0	(18)	0	2	(16)
Net current-period other comprehensive income (loss)	393	1,494	(1)	(3)	1,883
Balance at June 30, 2019	$(1,455)	$8,055	$(27)	$(209)	$6,364
All amounts in the table above are net of tax.

Six Months Ended June 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	154	(975)	(3)	(11)	(835)
Amounts reclassified from accumulated other comprehensive income (loss)	0	111	0	11	122
Net current-period other comprehensive income (loss)	154	(864)	(3)	0	(713)
Balance at June 30, 2020	$(1,469)	$8,532	$(36)	$(277)	$6,750

All amounts in the table above are net of tax.

Six Months Ended June 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2018	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	392	3,853	(3)	(2)	4,240
Amounts reclassified from accumulated other comprehensive income (loss)	0	(32)	0	5	(27)
Net current-period other comprehensive income (loss)	392	3,821	(3)	3	4,213
Balance at June 30, 2019	$(1,455)	$8,055	$(27)	$(209)	$6,364

All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2020
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(75)	Net investment gains (losses)
	19	Tax (expense) or benefit(1)
	$(56)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(7)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(5)	Net of tax
Total reclassifications for the period	$(61)	Net of tax

(1) Based on 25% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Three Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$25	Net investment gains (losses)
	(7)	Tax (expense) or benefit(1)
	$18	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(3)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(2)	Net of tax
Total reclassifications for the period	$16	Net of tax

(1) Based on 26% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Six Months Ended June 30, 2020
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(145)	Net investment gains (losses)
	34	Tax (expense) or benefit(1)
	$(111)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	4	Tax (expense) or benefit(1)
	$(11)	Net of tax
Total reclassifications for the period	$(122)	Net of tax

(1) Based on 23% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Six Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$43	Net investment gains (losses)
	(11)	Tax (expense) or benefit(1)
	$32	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(7)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(5)	Net of tax
Total reclassifications for the period	$27	Net of tax

(1) Based on 26% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

11.    SHARE-BASED COMPENSATION

In July 2020, the Company transitioned from T. Rowe Price Trust Company to Fidelity Management Trust Company as the trustee and recordkeeper of the Company's long-term share-based compensation plans.

As of June 30, 2020, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2020, approximately 37.9 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2020, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at June 30, 2020.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	3,366	4.3	$21	$30.11
Exercisable	3,307	4.2	21	30.01

The Company received cash from the exercise of stock options in the amount of $7 million during the first six months of 2020, compared with $30 million in the first six months of 2019. The tax benefit realized as a result of stock option exercises and restricted stock releases was $18 million in the first six months of 2020, compared with $25 million in the first six months of 2019.

As of June 30, 2020, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards was $59 million, of which $27 million (1 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30, 2020.

(In thousands of shares)	Shares		Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2019	2,715	(1)	$43.74
Granted in 2020	1,448		46.14
Canceled in 2020	(53)		49.71
Vested in 2020	(1,501)		34.96
Restricted stock at June 30, 2020	2,609		$48.68

(1) The balance has been adjusted to include dividends

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $6 million and $7 million for the three-month periods and $12 million for both of the six-month periods ended June 30, 2020 and 2019, respectively. Total net periodic cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$6	$5	$7	$6	$0	$0
Interest cost	1	2	8	9	1	1
Expected return on plan assets	(2)	(1)	(9)	(7)	0	0
Amortization of net actuarial loss	1	1	6	2	0	0
Net periodic (benefit) cost	$6	$7	$12	$10	$1	$1

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$12	$10	$14	$12	$0	$0
Interest cost	2	3	16	18	1	1
Expected return on plan assets	(4)	(3)	(18)	(14)	0	0
Amortization of net actuarial loss	2	2	12	5	1	0
Net periodic (benefit) cost	$12	$12	$24	$21	$2	$1

During the six months ended June 30, 2020, Aflac Japan contributed approximately $18 million (using the weighted-average yen/dollar exchange rate for the six-month period ending June 30, 2020) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

13.	COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2020, the Company entered into an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for its Japanese operation. As of June 30, 2020, the agreement has a remaining term of five years and an aggregate remaining cost of ¥15.3 billion ($142 million using the June 30, 2020, exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by June 30, 2020. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the six-month period ended June 30, 2020 were immaterial.

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•	the effects of COVID-19, and any resulting economic effects and government interventions, on the Company's business and financial results

•	ability to attract and retain qualified sales associates, brokers, employees, and distribution partners

•	events related to the Japan Post investigation and other matters

•	competitive environment and ability to anticipate and respond to market trends

•	deviations in actual experience from pricing and reserving assumptions

•	ability to continue to develop and implement improvements in information technology systems

•	defaults and credit downgrades of investments

•	exposure to significant interest rate risk

•	concentration of business in Japan

•	limited availability of acceptable yen-denominated investments

•	failure to comply with restrictions on policyholder privacy and information security

•	interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems

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

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and six-month periods ended June 30, 2020 and 2019, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). In this MD&A, amounts may not foot due to rounding. For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part II. Other Information.
This MD&A is divided into the following sections:

EXECUTIVE SUMMARY

Company Overview

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) provide financial protection to more than 50 million people worldwide. The Company’s principal business is providing supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The Parent Company’s primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. in Japan (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Argus Dental & Vision, Inc. (Argus), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.).

COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The impact of COVID-19 on the Company continues to evolve, and its future effects remain uncertain. The Company continues to closely monitor the effects and risks of COVID-19 to assess its impact on the Company's business, financial condition, results of operations, liquidity and capital position in a number of ways, and may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other guidance the Company provided under 2020 Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2019 Annual Report.

The Company’s efforts and other developments are outlined below.

•	Liquidity and Capital Resources

The Company entered the crisis in a strong capital and liquidity position, having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1 billion in senior notes through public debt offerings under its U.S. shelf registration statement. Accordingly, as of June 30, 2020 the Company held approximately $5.5 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion held to provide a capital buffer and liquidity support at the holding company. Even after these debt offerings, the Company’s leverage ratio remains at levels that the Company believes are adequate to maintain current ratings and leave capacity for further debt issuances. The Company has available liquidity in its unsecured revolving credit facilities of $1 billion and ¥100.0 billion, respectively, and currently has no borrowings under either of these facilities. In April 2020, Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs and subject to qualified collateral availability and other conditions. The Company has the ability to adjust cash flow management from other sources of liquidity including reinvestment cash flows and selling investments.

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

The Company is committed to maintaining a strong Aflac Japan solvency margin ratio (SMR) and Aflac U.S. risk-based capital (RBC) ratios. While the SMR is particularly sensitive to market volatility resulting from widening of credit spreads, both SMR and RBC are sensitive to credit downgrades and defaults. The Company has capital tools available to increase SMR and RBC including the reduction of subsidiary dividends paid to the Parent Company by its insurance subsidiaries and Parent Company capital contributions to insurance subsidiaries sourced through cash on hand, proceeds from debt issuances or by drawing on the revolving credit facilities noted above. For example, the Parent Company made a capital contribution of $150 million to CAIC in May 2020. The Company also has a committed reinsurance facility in the amount of ¥110 billion of reserves that could be deployed to support SMR. Additionally, Aflac Japan and Aflac U.S. have to date reduced dividends they provide to the Parent Company in 2020 by ¥75 billion and $75 million, respectively, compared to initial 2020 plans. Taking into consideration the strong liquidity position of the Parent Company as well as the continuing development of economic conditions in Japan and the U.S., the Company currently plans to defer the payment of further subsidiary dividends to the Parent Company until the fourth quarter of 2020. Further dividend delays or reductions may be undertaken as the Company continues to monitor developments. In its Aflac U.S. segment, the Company intends to maintain RBC in the 400% range for 2020.

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

The Company's investment portfolio was well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and de-risking activity in prior periods contributed to the current quality of the Company’s investments. The Company continued with de-risking activity in the second quarter, reducing positions in the portfolios seen as more vulnerable in the current environment. The Company continues to closely monitor the impact of the crisis on its investments and hedging programs, and on markets globally. Certain investments have been adversely impacted, including investments in issuers that faced an immediate and severe impact such as travel and lodging, leisure, non-emergency medical and energy. These investments continued to experience price declines and downgrades in the second quarter and the Company has agreed to a number of payment deferrals and other modifications with respect to underperforming debt investments. For additional information on these loan modifications, see Note 3 of the Notes to the Consolidated Financial Statements.

Markets have stabilized from the extreme volatility seen at the outset of the crisis, although issuers continue to be affected by reduced business activity and consumer demand. Volatility in oil prices and reduction in global energy demand continue to adversely impact issuers in the energy sector. Due to the decline in U.S. interest rates, and limitations on the availability of new investments in certain private asset classes such as middle market loans, commercial mortgages and transitional real estate, net investment income may be adversely impacted over time from lower reinvestment rates for fixed maturity investments and lower interest on floating rate assets. The impact of the crisis during the quarter may not be fully reflected in net investment income because certain investments, such as private limited partnerships, typically report their results to the Company one to three months following the end of the reporting period. Therefore, the reduction in net investment income from these investments in the second quarter reflects to some extent price declines in publicly traded equities during the first quarter. There are a number of factors that impact private limited partnership income, but the Company expects public equity markets to be a favorable driver to this component of net investment income in the third quarter, based on the positive performance of leading equity indices during the second quarter, such as the S&P 500 and Russell 2000. The Company continues to make tactical adjustments to its investment portfolios in response to the crisis, and continues to assess its investment strategy and asset allocation to identify additional tactical adjustments that may be necessary due to the continuing recession.

•	Crisis Management

The Company has crisis command centers set up in Japan and the U.S. These command centers are generally utilized for any type of crisis, including natural disasters and cybersecurity events. The command centers participate in regular updates to the Company's leadership regarding Japan and U.S. government and regulatory actions, operations, employee policies and conditions and distribution status. In addition, capital market, central bank and government stimulus updates are provided, as well as updates on cybersecurity, including with respect to the Company's remote workforce. Moreover, the Company's financial leadership group meets more frequently and has focused on the capital markets, capital and liquidity position, stress testing and any defensive actions that may be necessary as the crisis unfolds.

•	Aflac Japan initiatives

In February 2020, Aflac Japan began to implement actions such as working from home, staggered work hours, limitations on the number of personnel attending in-person meetings and restrictions on traveling between buildings and floors in Aflac Japan worksites. On April 7, 2020, the Japan government declared a state of emergency in seven prefectures including Tokyo and Osaka and requested that companies in these prefectures reduce the number of employees coming into the office by 70% or more. Accordingly, Aflac Japan implemented increasing levels of remote working levels for its work force toward the requested level. On April 16, 2020, the state of emergency was expanded nationwide in Japan, and on May 25, 2020, the state of emergency was lifted nationwide. As of June 30, 2020, Aflac Japan has approximately 50% of its workforce working from home. Aflac Japan is evaluating return to the office measures; however, Aflac Japan anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations.

Aflac Japan has announced several additional actions taken for its employees including travel restrictions and extended paid leave.

Aflac Japan remains focused on generating new business through direct mail made to existing and prospective customers. In addition, Aflac Japan is promoting digital and web-based sales to groups and preparing to introduce a new system that enables smartphone-based insurance application by allowing the customer and an Aflac operator to see the same screen through their smartphones. Face-to-face sales have been challenged and are having an impact on sales results. During the second quarter, Aflac Japan experienced a sales decline of 58.1% compared to the second quarter of 2019, due to both the effects of the pandemic and the continued effects of the Japan Post investigation. See the Aflac Japan Segment of this MD&A for additional information regarding sales in the Japan Post channel and the strategic alliance with Japan Post.

Aflac Japan has also followed the guidance of the FSA in terms of treating customers with care, ensuring ease and timeliness of claims payments and extended coverage for temporary medical facilities and telemedicine in certain circumstances, and waiver of interest on certain policyholder loans. Aflac Japan initially extended a six-month grace period on premium payments, and in June 2020, the grace period for premiums due through September 30, 2020 was extended to April 30, 2021. Policyholders are required to file for relief through this extension. On April 18, 2020, Aflac Japan announced that it will pay certain accidental death and disability benefits in the event of a death directly caused by COVID-19.

To assist with the COVID-19 pandemic, Aflac Japan donated ¥500 million to the Japan Medical Associations and to identified municipalities where Aflac Japan has operations.

•	Aflac U.S. and Corporate and Other initiatives

The Parent Company and Aflac U.S. began to implement Company mandates including restrictions on travel and in-person meetings applicable to U.S. employees beginning in February 2020 and required work from home directives across their U.S. work force in March 2020. As of June 30, 2020, approximately 98% of employees were working remotely, with 100% of employees working remotely in certain areas including New York City, including all investment employees based in the United States. The Company currently anticipates that a return to the worksite for U.S. based employees of the Parent Company and Aflac U.S. will be conducted in phases beginning no sooner than early 2021, subject to factors including the availability of treatments and vaccines, the return schedule of school systems and the availability of child care, the number of COVID–19 cases and the COVID–19 replication rate in areas of the U.S. where the Company has significant operations. However, Aflac U.S. anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations. The Parent Company and Aflac U.S. continue to maintain employee and worksite safety measures including travel restrictions, building access restrictions and in-person meeting restrictions.

Aflac U.S. has announced several actions taken for its employees. These include a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

Aflac U.S. is focused on supporting its agency channel, most of whom are small businesses, by offering zero-interest loans and cash stipends in lieu of canceled recognition trips.

Aflac U.S. policy sales, enrollment and agent recruiting functions are highly dependent upon face-to-face interaction between independent agents and brokers with prospective and new customers and agents. Opportunities for such interaction have been significantly reduced by reactions to the pandemic, such as social distancing, shelter in place orders and work from home initiatives. In addition, licensure of newly recruited agents has been delayed in some states due to the unavailability or difficulty of temporary licenses or online training. Further, despite government stimulus measures, the economic effects of the pandemic on prospective and existing customers is still largely unknown. Similar to Aflac Japan, the Aflac U.S. sales team is working to adjust its sales approach given the reduction in face-to-face sales. Key elements to this approach include realizing sales at the worksite through an enrollment call center, video enrollment through co-browsing and self-enrollment. The traditional agent sales team is also using virtual recruiting and training through video conferencing in order to maintain or increase the recruiting pipeline. The Aflac U.S. broker sales team is focused on product enhancements due to COVID-19 as well as leveraging technology based solutions to drive enrollment in the second half of 2020. Finally, Aflac U.S. is in its second year of the build-out of the Consumer Markets business for the digital direct-to-consumer sale of insurance and sales made through that platform have continued to grow.

Face-to-face sales have been challenged and are having an impact on sales results. During the three- and six-periods ended June 30, 2020, Aflac U.S. experienced a sales decline of 55.6% and 31.2%, respectively, compared to the same respective periods in 2019, reflecting the impacts of the pandemic. The Aflac U.S. benefit ratio decreased in the three- and six-month periods ended June 30, 2020, as compared to the same periods in 2019, reflecting reduced accidents, wellness medical visits and routine procedures due to shelter-in-place orders and heightened social distancing due to COVID-19. The Company anticipates this decrease to be temporary; however, management continues to evaluate the pandemic as claims activity within this new and unprecedented environment remain highly uncertain.

Aflac U.S. is encouraging policyholders who are displaying COVID-19 symptoms to seek treatment and is paying wellness benefits on applicable policies for COVID-19 tests, when completed claims are submitted. Aflac U.S. is also providing coverage for treatment in temporary facilities and by telemedicine in certain circumstances.

During the first and second quarters, Aflac U.S. took steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. As of July 20, 2020, premium grace periods remained in effect in 23 states. Aflac U.S. anticipates an increase in policy lapses in the third and fourth quarters of 2020 as premium grace periods continue to expire, particularly if government stimulus measures discussed below, or similar measures, are not renewed or initiated.

In light of the anticipated combined effects of reduced sales and persistency, Aflac U.S. currently expects 2020 earned premium results in the range of flat to a decline of 3% compared with 2019.

To date, the Parent Company has contributed $6 million to organizations that are providing assistance for health care workers assisting with the COVID-19 pandemic.

•	Major government initiatives

Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy. Given that these measures were recently implemented, it is too early to determine what impacts these initiatives have had or will have on the Company’s business, results of operations, financial condition, liquidity, capital position, investment portfolio, workforce, distribution partners and vendors.

On April 7, 2020, Prime Minister Abe issued a state of emergency declaration targeting seven prefectures based on the revised Act on Special Measures for Pandemic Influenza and New Infectious Diseases Preparedness and Response. On April 16, 2020, the state of emergency was expanded to all 47 prefectures. The state of emergency was lifted in phases, with 39 prefectures released on May 14, 2020, three additional prefectures released on May 21, and the state of emergency lifted nationwide on May 25. On June 19, 2020, restrictions on intraprefecture travel were lifted.

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

On April 20, 2020, the Cabinet of Japan approved ¥117 trillion or more than 20% of GDP in emergency stimulus measures, including various tax measures to address the financial difficulties that businesses are facing. The stimulus package includes measures decided earlier in February and March as emergency COVID-19 response and the “Comprehensive Economic Measures to Create a Future with Security and Growth” formulated in December 2019. The package is divided into measures covering two stages of the COVID-19 outbreak: the “emergency support phase,” and the “V-shaped recovery phase.” The emergency support phase is described as covering until a noticeable slowdown in the spread of COVID-19 and provides cash benefits of ¥100 thousand per person to Japanese citizens and other measures that focus on improvements to the medical service system. The "V-shaped recovery phase" focuses on a campaign to boost demand after the pandemic abates, as well as to reinforce Japan’s economic foundations through measures such as supply-chain reforms and promotion of telework

On May 27, 2020, the Cabinet of Japan approved a second ¥117 trillion stimulus package. The Diet passed a supplementary budget to fund the package on June 12, 2020. The second stimulus package is intended to help small and mid-sized businesses fund leave allowances for furloughed workers and provides rent assistance for business operations.

In the U.S., statewide shelter in place or stay at home orders have been lifted although reopening plans have been paused or reversed in certain states experiencing an increase in cases.

The United States government took action in response to the COVID-19 pandemic by providing broad-based relief and economic support to all aspects of the economy.

The Families First Coronavirus Response Act was signed into law on March 18, 2020 with the goal of mitigating the financial impact of the COVID-19 on states, territories, the uninsured, the unemployed, workers and individuals who rely on food assistance, such as children and low-income seniors.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was signed into law on March 7, 2020 and was designed to provide approximately $2 trillion in financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities. Among other measures, the CARES Act provided for $260 billion in expanded unemployment benefits and $290 billion of direct payments to individuals, and established a $349 billion Paycheck Protection Program (PPP) providing for loans to small businesses, nonprofits, and veteran’s organizations with 500 or fewer employees. On April 24, 2020, an additional $320 billion was allocated to the PPP, including $10 billion for administrative costs and $60 billion allocated to small lenders and community banks, and on July 4, 2020, the application deadline for the PPP was extended from June 30, 2020 to August 8, 2020. The CARES Act also included a five-year net operating loss (NOL) carryback, payroll tax relief and other significant provisions for businesses. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40 in certain situations. On April 7, 2020, certain regulatory banking agencies, in consultation with the Financial Accounting Standards Board (FASB), issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Interagency statement) applicable for all entities, which offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are treated as TDRs. The Company has applied GAAP relief under Section 4013 of the CARES Act and the Interagency statement with respect to certain qualifying loan modifications. See Notes 1 and 3 of Notes to the Consolidated Financial Statements for additional details.

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

Performance Highlights

Total revenues were $5.4 billion in the second quarter of 2020, compared with $5.5 billion in the second quarter of 2019. Net earnings were $805 million, or $1.12 per diluted share in the second quarter of 2020, compared with $817 million, or $1.09 per diluted share, in the second quarter of 2019. The declines in total revenues and net earnings in the second quarter of 2020 were both driven primarily by an increase in net investment losses.

Total revenues were $10.6 billion in the first six months of 2020, compared with $11.2 billion in the first six months of 2019. Net earnings were $1.4 billion, or $1.89 per diluted share in the first six months of 2020, compared with $1.7 billion, or $2.32 per diluted share, in the first six months of 2019. The declines in total revenues and net earnings in the first six months of 2020 were both driven primarily by an increase in net investment losses.

Results in the second quarter of 2020 included pretax net investment losses of $170 million, compared with net investment losses of $66 million in the second quarter of 2019. Net investment losses in the second quarter of 2020 included $176 million of credit losses; $27 million of net gains from certain derivative and foreign currency gains or losses; $31 million of net gains on equity securities; and $52 million of net losses from sales and redemptions.

Results in the first six months of 2020 included pretax net investment losses of $633 million, compared with net investment gains of $5 million in the first six months of 2019. Net investment losses in the first six months of 2020 included $321 million of credit losses; $135 million of net losses from certain derivative and foreign currency gains or losses; $118 million of net losses on equity securities; and $59 million of net losses from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended June 30, 2020 was 107.65, or 2.1% stronger than the average yen/dollar exchange rate of 109.94 for the same period in 2019. The average yen/dollar exchange rate(1) for the six-month period ended June 30, 2020 was 108.25, or 1.7% stronger than the average yen/dollar exchange rate of 110.09 for the same period in 2019.
Adjusted earnings(2) in the second quarter of 2020 were $921 million, or $1.28 per diluted share, compared with $846 million, or $1.13 per diluted share, in the second quarter of 2019, driven primarily by favorable Aflac U.S. benefit ratios. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $.01. Adjusted earnings(2) in the first six months of 2020 were $1.8 billion, or $2.49 per diluted share, compared with $1.7 billion, or $2.25 per diluted share, in the first six months of 2019. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $.02.
Total investments and cash at the end of June 2020 were $142.2 billion, compared with $136.6 billion at June 30, 2019. In the first six months of 2020, Aflac Incorporated repurchased $637 million, or 15.2 million of its common shares. At the end of June 2020, the Company had 21.9 million remaining shares authorized for repurchase.

Shareholders’ equity was $29.4 billion, or $41.21 per share, at June 30, 2020, compared with $28.2 billion, or $38.14 per share, at June 30, 2019. Shareholders’ equity at June 30, 2020 included a net unrealized gain on investment securities and derivatives of $8.5 billion, compared with a net unrealized gain of $8.0 billion at June 30, 2019. Shareholders’ equity at June 30, 2020 also included an unrealized foreign currency translation loss of $1.5 billion, compared with an unrealized foreign currency translation loss of $1.5 billion at June 30, 2019. The annualized return on average shareholders’ equity in the second quarter of 2020 was 11.5%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $22.7 billion, or $31.75 per share at June 30, 2020, compared with $21.9 billion, or $29.54 per share, at June 30, 2019. The annualized adjusted return on equity excluding foreign currency impact(2) in the second quarter of 2020 was 16.3%.

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
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net earnings	$805	$817	$1.12	$1.09	$1,370	$1,745	$1.89	$2.32
Items impacting net earnings:
Net investment (gains) losses (2),(3),(4),(5)	166	33.23		.04	614	(70)	.85	(.09)
Other and non-recurring (income) loss	0	0.00		.00	15	1.02		.00
Income tax (benefit) expense on items excluded from adjusted earnings	(50)	(5)	(.07)	(.01)	(196)	18	(.27)	.02
Adjusted earnings	921	846	1.28	1.13	1,803	1,695	2.49	2.25
Current period foreign currency impact (6)	(5)	N/A	(.01)	N/A	(14)	N/A	(.02)	N/A
Adjusted earnings excluding current period foreign currency impact	$916	$846	$1.27	$1.13	$1,789	$1,695	$2.47	$2.25
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $50 and $62 for the three-month periods and $105 and $124 for the six-month periods ended June 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3) Amortized hedge income of $27 and $20 for the three-month periods and $56 and $40 for the six-month periods ended June 30, 2020 and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $6 and $(7) for the three-month periods and an immaterial amount and $(14) for the six-month periods ended June 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $14 and $17 for the three-month periods and $30 and $33 for the six-month periods ended June 30, 2020 and 2019, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of interest expense.
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

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include:

•	foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio

•	foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen

•	cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures

•	foreign currency swaps that are associated with VIE bond purchase commitments, and investments in special-purpose entities, including VIEs where the Company is the primary beneficiary

•	interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments

•	interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities.

•	bond purchase commitments at the inception of investments in consolidated VIEs

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 24.8% for the three-month period ended June 30, 2020, compared with 26.3% for the same period in 2019.The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 23.4% for the six-month period ended June 30, 2020, compared with 25.8% for the same period in 2019. This combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. For further information, see Critical Accounting Estimates - Income Taxes section of the MD&A in the 2019 Annual Report.

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

During the second quarter, Aflac Japan sales for protection-type first sector and third sector products decreased 59.6% and total sales decreased 58.8%, on a yen basis, primarily due to continued effects of the COVID-19 pandemic and secondarily, from the continued effects from the Japan Post investigation. Sales from Aflac U.S. were down 55.6% in the second quarter due to social distancing efforts, which eliminated face-to-face sales opportunities beginning in mid-March 2020. The respective Aflac Japan and Aflac U.S. platforms and distribution partners continue to work to adapt to the new environment. The Company continues to monitor the effects of COVID-19 on its operating results and has taken several steps to mobilize its resources to ensure adequate liquidity, a strong capital position, business continuity and employee safety during this pandemic. See the Executive Summary subsection of this MD&A for additional information.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net premium income	$3,158	$3,172	$6,308	$6,352
Net investment income: (1)
Yen-denominated investment income	319	311	641	628
U.S. dollar-denominated investment income	364	360	740	715
Net investment income	683	671	1,381	1,343
Amortized hedge costs related to certain foreign currency exposure management strategies	50	62	105	124
Adjusted net investment income	633	609	1,276	1,219
Other income (loss)	12	11	22	22
Total adjusted revenues	3,803	3,792	7,606	7,593
Benefits and claims, net	2,205	2,185	4,391	4,384
Adjusted expenses:
Amortization of deferred policy acquisition costs	155	177	328	359
Insurance commissions	184	179	369	362
Insurance and other expenses	420	420	824	822
Total adjusted expenses	759	776	1,521	1,543
Total benefits and adjusted expenses	2,964	2,961	5,912	5,927
Pretax adjusted earnings	$839	$831	$1,694	$1,666
Weighted-average yen/dollar exchange rate	107.65	109.94	108.25	110.09

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net premium income	(.4)%	(1.7)%	(.7)%	(2.1)%	(2.5)%	(.9)%	(2.3)%	(.9)%
Adjusted net investment income	3.9	.5	4.7	2.1	2.0	.8	3.0	3.1
Total adjusted revenues	.3	(1.4)	.2	(1.5)	(1.8)	(.7)	(1.4)	(.3)
Pretax adjusted earnings	1.0	(.6)	1.7	.7	(1.2)	(.1)	.0	1.9
(1) Net interest cash flows from derivatives associated with certain investment strategies of $6 and $(7) for the three-month periods and an immaterial amount and $(14) for the six-month periods ended June 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three- and six-month periods ended June 30, 2020, Aflac Japan's net premium income decreased, in yen terms, primarily due to an anticipated decrease in first sector premiums as savings products reached premium paid-up status. Adjusted net investment income increased primarily due to higher income from U.S. dollar denominated assets and lower hedge costs.

Annualized premiums in force decreased 3.4% to ¥1.46 trillion as of June 30, 2020, compared with ¥1.51 trillion as of June 30, 2019. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching paid up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.5 billion at June 30, 2020, compared with $13.9 billion a year ago.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Six Months		Three Months		Six Months
	2020	2019	2020	2019	2020	2019	2020	2019
Adjusted net investment income	2.0%	.8%	3.0%	3.1%	3.3%	.4%	4.0	2.3%
Total adjusted revenues	(1.8)	(.7)	(1.4)	(.3)	(1.6)	(.7)	(1.3)	(.4)
Pretax adjusted earnings	(1.2)	(.1)	.0	1.9	(.3)	(.4)	.7	1.3
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2020	2019	2020	2019
Benefits and claims, net	58.0%	57.7%	57.8%	57.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.1	4.7	4.3	4.7
Insurance commissions	4.8	4.7	4.9	4.8
Insurance and other expenses	11.0	11.0	10.8	10.8
Total adjusted expenses	20.0	20.5	20.0	20.3
Pretax adjusted earnings	22.0	21.9	22.2	21.9
Ratios to total premiums:
Benefits and claims, net	69.8%	68.9%	69.6%	69.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.9	5.6	5.2	5.7

In the three- and six-month periods ended June 30, 2020, the benefit ratio increased, compared with the same periods in the prior year. This is primarily due to higher persistency, resulting in an increase in future policy benefit reserves, offset by the continued change in mix of first and third sector business as first sector products become paid-up. In the three- and six-month periods ended June 30, 2020, the adjusted expense ratio decreased mainly due to lower DAC amortization and sales promotion expenses, partially offset by the decrease in total revenue. In total, the pretax adjusted profit margin increased in the three- and six-month periods ended June 30, 2020. For the full year of 2020, the Company is monitoring the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2020	2019	2020	2019	2020	2019	2020	2019
New annualized premium sales	$91	$218	$220	$388	¥9.8	¥23.9	¥23.8	¥42.7
Increase (decrease) over prior period	(58.1)%	(17.9)%	(43.3)%	(12.4)%	(58.8)%	(17.6)%	(44.1)%	(11.4)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2020	2019	2020	2019
Cancer	54.7%	65.3%	55.1%	62.6%
Medical	32.5	26.5	32.4	28.0
Income support	.9	1.0	1.1	1.2
Ordinary life:
WAYS	.8	.4	.7	.5
Child endowment	.4	.2	.4	.2
Other ordinary life (1)	10.0	6.1	9.6	6.9
Other	.7	.5	.7	.6
Total	100.0%	100.0%	100.0%	100.0%
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
Sales of protection-type first sector and third sector products on a yen basis decreased 59.6% in the second quarter of 2020, compared with the same respective period in 2019. The decline in sales primarily reflects the impact of the COVID-19 pandemic and reduced sales of cancer insurance through the Japan Post channel.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which has continued into 2020. For additional information, see the risk factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations," in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020. Aflac Japan experienced a sharp drop-off in total sales in the second quarter due to the effects of the COVID-19 pandemic and continuing effects of the Japan Post investigation. See the Executive Summary section entitled "COVID-19" of this MD&A for additional information.
Independent corporate agencies and individual agencies contributed 53.8% of total new annualized premium sales for Aflac Japan in the second quarter of 2020, compared with 39.2% for the same period in 2019. Affiliated corporate agencies, which include Japan Post, contributed 42.8% of total new annualized premium sales in the second quarter of 2020, compared with 57.8% in the second quarter of 2019. Japan Post offers Aflac's cancer insurance products in more than 20,000 postal outlets. Notwithstanding the recent reduction in sales of Aflac Japan's cancer products in the Japan Post channel, the Company believes this alliance with Japan Post has and will benefit its cancer insurance sales over the long term. During the three-month period ended June 30, 2020, Aflac Japan recruited 5 new sales agencies. At June 30, 2020, Aflac Japan was represented by more than 8,700 sales agencies, with more than 109,000 licensed sales associates employed by those agencies.

At June 30, 2020, Aflac Japan had agreements to sell its products at 364 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 3.4% of new annualized premium sales for Aflac Japan in the second quarter of 2020, compared with 3.0% in the second quarter of 2019.

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

On May 1, 2020, the Parent Company filed a registration statement on Form S-3 that registered the sale of its common stock from time to time by J&A Alliance Holdings Corporation in its capacity as trustee of the Trust. The filing was made strictly pursuant to a contractual requirement contained in the Shareholders Agreement. Notwithstanding the contractual commitment and filing of the Form S-3, the Trust continues to be subject to a lockup period for a period expiring four years after the Trust acquired 7% of the Parent Company's outstanding shares, under the terms of the Shareholders Agreement.

The Trust has agreed not to own more than 10% of the Parent Company’s outstanding shares for a period expiring four years after the Trust acquired 7% of such shares, five years after it acquires 5% of such shares, or ten years after the Trust begins acquiring the Parent Company’s stock. After expiration of such period, the Trust has agreed not to own more than the greater of 10% of the Parent Company’s outstanding shares or such shares representing 22.5% of the voting rights in the Parent Company.

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

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of JGBs and public and private fixed maturity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-

investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$0	$736	$583
Private placements	23	469	113	893
Other fixed maturity securities	194	107	271	356
Equity securities	139	12	142	121
Total yen-denominated	$356	$588	$1,262	$1,953

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$390	$854	$917	$1,522
Infrastructure debt	20	10	55	10
Equity securities	0	2	0	29
Commercial mortgage and other loans:
Transitional real estate loans	97	347	465	670
Commercial mortgage loans	0	38	12	38
Middle market loans	240	313	1,427	688
Other investments	48	32	98	73
Total dollar-denominated	$795	$1,596	$2,974	$3,030
Total Aflac Japan purchases	$1,151	$2,184	$4,236	$4,983

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2020	2019	2020	2019
Total purchases for the period (in millions) (1)	$1,103	$2,152	$4,138	$4,910
New money yield (1), (2)	3.41%	3.77%	3.86%	3.50%
Return on average invested assets (3)	2.28	2.28	2.32	2.31
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.63%	2.59%	2.63%	2.59%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended June 30, 2020 was primarily due to lower U.S. interest rates. The increase in the Aflac Japan new money yield in the six-month period ended June 30, 2020 was primarily due to increased allocations to higher yielding floating rate asset classes.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net premium income	$1,458	$1,459	$2,941	$2,920
Net investment income	172	180	348	357
Other income	26	2	54	4
Total adjusted revenues	1,656	1,641	3,343	3,281
Benefits and claims	646	732	1,359	1,452
Adjusted expenses:
Amortization of deferred policy acquisition costs	134	131	293	290
Insurance commissions	148	150	299	299
Insurance and other expenses	302	290	640	579
Total adjusted expenses	584	571	1,232	1,168
Total benefits and adjusted expenses	1,230	1,303	2,591	2,620
Pretax adjusted earnings	$426	$338	$752	$661
Percentage change over previous period:
Net premium income	(.1)%	2.3%	.7%	2.3%
Net investment income	(4.4)	(1.1)	(2.5)	.0
Total adjusted revenues	.9	1.9	1.9	2.1
Pretax adjusted earnings	26.0	(.6)	13.8	(2.4)
Annualized premiums in force decreased 1.7% to $6.1 billion at June 30, 2020, compared with $6.2 billion at June 30, 2019. Net investment income decreased primarily due to the lower interest rate environment and ongoing capital management activity.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2020	2019	2020	2019
Benefits and claims	39.0%	44.6%	40.7%	44.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.1	8.0	8.8	8.8
Insurance commissions	8.9	9.1	8.9	9.1
Insurance and other expenses	18.2	17.7	19.1	17.7
Total adjusted expenses	35.3	34.8	36.9	35.6
Pretax adjusted earnings	25.7	20.6	22.5	20.1
Ratios to total premiums:
Benefits and claims	44.3%	50.2%	46.2%	49.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.2	9.0	10.0	9.9

For the three- and six-month periods ended June 30, 2020, the benefit ratio decreased compared with the same periods in 2019, reflecting reduced accidents, wellness medical visits and routine procedures due to shelter-in-place orders and heightened social distancing due to COVID-19. The adjusted expense ratio increased in the three- and six-month periods ended June 30, 2020, when compared with the same periods in 2019, primarily due to anticipated spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience, and TPA related expenses from the acquisition of Argus, as well as lower unit cost capitalization reflecting a second quarter decline in sales and lower general administrative expense due to lower sales, travel and claims activity. The pretax adjusted profit margin increased in the three- and six-month periods, when compared with the same periods in 2019, due to lower benefit ratios, offset somewhat by higher expense ratios. For the full year of 2020, the Company is monitoring the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2020	2019	2020	2019
New annualized premium sales	$161	$362	$484	$702
Increase (decrease) over prior period	(55.6)%	(2.0)%	(31.2)%	(.3)%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2020	2019	2020	2019
Accident	25.7%	28.7%	26.7%	28.7%
Short-term disability	23.9	23.8	23.0	23.7
Critical care(1)	20.6	19.9	21.0	20.4
Hospital indemnity	17.1	16.0	17.0	15.6
Dental/vision	4.1	5.2	4.3	5.1
Life	8.6	6.4	8.0	6.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, decreased 60.3%; short-term disability sales decreased 55.4%; critical care insurance sales (including cancer insurance) decreased 54.0%; and hospital indemnity insurance sales decreased 52.5% in the second quarter of 2020, compared with the same period in 2019. Primarily, the decline is sales for Aflac U.S. is attributable COVID-19 social distancing efforts, which limited face-to-face sales opportunities beginning in mid-March 2020. See the Executive Summary section entitled "COVID-19" of this MD&A for additional information.

In the second quarter of 2020, the Aflac U.S. sales force included an average of approximately 4,300 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

In March 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, entered into an agreement to acquire Zurich North America’s U.S. Corporate Life and Pensions business, which consists of group life, disability and absence management products. Aflac and Aflac New York will reinsure on an indemnity basis Zurich North America’s U.S. in-force group life and disability policies with annualized earned premium in the anticipated range of $115 million. Aflac will also acquire assets needed to support the group life and disability business, along with an absence management platform. Subject to regulatory approvals and customary closing conditions, this transaction is expected to close in the second half of 2020.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Fixed maturity securities:
Other fixed maturity securities	$85	$279	$267	$874
Infrastructure debt	4	14	20	74
Collateralized loan obligations	11	0	11	0
Equity securities	1	11	5	27
Commercial mortgage and other loans:
Transitional real estate loans	7	94	45	142
Commercial mortgage loans	10	44	37	69
Middle market loans	5	27	43	56
Other investments	5	4	11	8
Total Aflac U.S. Purchases	$128	$473	$439	$1,250

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2020	2019	2020	2019
Total purchases for period (in millions) (1)	$123	$469	$428	$1,242
New money yield (1), (2)	3.04%	4.45%	3.54%	4.47%
Return on average invested assets (3)	4.81	5.05	4.91	5.07
Portfolio book yield, end of period (1)	5.30%	5.43%	5.30%	5.43%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three- and six-month periods ended June 30, 2020 was primarily due to lower U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.

Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Premium income	$49	$50	$97	$100
Net investment income	21	20	45	42
Amortized hedge income related to certain foreign currency management strategies	27	20	56	40
Adjusted net investment income	48	40	101	82
Other income	3	5	6	8
Total adjusted revenues	100	95	204	190
Benefits and claims, net	47	48	87	95
Adjusted expenses:
Interest expense	43	33	76	66
Other adjusted expenses	40	40	69	74
Total adjusted expenses	83	73	145	140
Total benefits and adjusted expenses	130	121	232	235
Pretax adjusted earnings	$(30)	$(26)	$(28)	$(45)

Adjusted net investment income benefited from the Company’s enterprise corporate hedging program in the three- and six-month periods ended June 30, 2020 and 2019, respectively. Beginning in 2020, net investment income also includes the Company's portion of earnings from its strategic equity investment in an asset management company. See the Hedging Activities subsection of this MD&A for further information on the enterprise corporate hedging program.

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

The following tables detail investments by segment.

Investment Securities by Segment

	June 30, 2020
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$83,819	$14,250	$1,890	$99,959
Held to maturity, fixed maturity securities, at amortized cost (1)	23,509	0	0	23,509
Equity securities	603	63	83	749
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,716	911	0	5,627
Commercial mortgage loans (1)	1,275	423	0	1,698
Middle market loans (1)	3,126	266	0	3,392
Other investments:
Policy loans	247	16	0	263
Short-term investments (2)	177	101	486	763
Limited partnerships	591	66	61	718
Other	0	27	0	27
Total investments	118,063	16,123	2,520	136,705
Cash and cash equivalents	1,693	808	3,027	5,528
Total investments and cash	$119,756	$16,931	$5,547	$142,233
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2019
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$75,780	$13,703	$1,779	$91,262
Held to maturity, fixed maturity securities, at amortized cost	30,085	0	0	30,085
Equity securities	657	67	78	802
Commercial mortgage and other loans:
Transitional real estate loans	4,507	943	0	5,450
Commercial mortgage loans	1,308	399	0	1,707
Middle market loans	2,141	271	0	2,412
Other investments:
Policy loans	234	16	0	250
Short-term investments (1)	386	242	1	629
Limited partnerships	496	55	17	568
Other	0	30	0	30
Total investments	115,594	15,726	1,875	133,195
Cash and cash equivalents	1,674	417	2,805	4,896
Total investments and cash	$117,268	$16,143	$4,680	$138,091
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.2%	1.1%	1.1%	1.0%
AA	4.2	4.4	4.3	4.4
A	69.0	70.1	68.6	69.8
BBB	22.4	21.6	23.1	22.1
BB or lower	3.2	2.8	2.9	2.7
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2020, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2020.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Investcorp Capital Limited	BB	$393	$348	$(45)
AXA	BBB	300	259	(41)
KLM Royal Dutch Airlines	B	142	109	(33)
Banco de Chile	A	186	155	(31)
Commonwealth Bank of Australia	AA	195	174	(21)
PEMEX Project Funding Master Trust	BB	278	258	(20)
Lloyds Banking Group PLC	A	213	194	(19)
Autostrade Per Litalia Spa	BB	185	169	(16)
Downer Group Finance Pty LTD	BBB	93	78	(15)
GLP Pte Ltd.	BBB	139	125	(14)

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

Below-Investment-Grade Investments

	June 30, 2020
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$393	$393	$348	$(45)
Commerzbank	371	247	370	123
Pemex Project Funding Master Trust	278	278	258	(20)
KLM Royal Dutch Airlines	186	142	109	(33)
Autostrade Per Litalia Spa	186	185	169	(16)
Telecom Italia SpA	186	186	230	44
Barclays Bank PLC	186	119	137	18
Apache Corporation	138	127	126	(1)
IKB Deutsche Industriebank AG	121	53	78	25
Republic of South Africa	93	93	94	1
Other Issuers	828	684	702	18
Subtotal (2)	2,966	2,507	2,621	114
Senior secured bank loans	275	290	257	(33)
High yield corporate bonds	706	712	699	(13)
Middle market loans	3,559	3,392	3,388	(4)
Grand Total	$7,506	$6,901	$6,965	$64
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

	June 30, 2020
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$54,841	$9,722	$(45)	$64,517	49.1%
Municipalities	2,477	504	(9)	2,973	2.2
Mortgage- and asset-backed securities	509	38	(1)	547.5
Public utilities	8,475	1,556	(31)	10,001	7.6
Electric	6,603	1,224	(20)	7,808	5.9
Natural Gas	396	52	(7)	441.4
Other	717	147	0	863.6
Utility/Energy	759	133	(4)	889.7
Sovereign and Supranational	1,824	257	(12)	2,069	1.6
Banks/financial institutions	10,288	1,250	(323)	11,214	9.3
Banking	6,213	737	(159)	6,791	5.6
Insurance	1,967	381	(74)	2,274	1.8
Other	2,108	132	(90)	2,149	1.9
Other corporate	33,234	5,148	(450)	37,931	29.7
Basic Industry	3,316	546	(19)	3,843	3.0
Capital Goods	3,353	510	(16)	3,846	3.0
Communications	4,021	786	(32)	4,776	3.6
Consumer Cyclical	3,085	466	(29)	3,522	2.8
Consumer Non-Cyclical	6,692	1,171	(34)	7,828	6.0
Energy	4,138	506	(167)	4,477	3.7
Other	1,493	138	(41)	1,590	1.3
Technology	3,291	349	(32)	3,608	2.9
Transportation	3,845	676	(80)	4,441	3.4
Total fixed maturity securities	$111,648	$18,475	$(871)	$129,252	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$91,701	$107,052	$89,625	$105,557
Equity securities	658	658	717	717
Total publicly issued	92,359	107,710	90,342	106,274
Privately issued securities: (2)
Fixed maturity securities (3)	19,947	22,200	19,831	23,299
Equity securities	91	91	85	85
Total privately issued	20,038	22,291	19,916	23,384
Total investment securities	$112,397	$130,001	$110,258	$129,658
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2020	December 31, 2019
Privately issued reverse-dual currency securities	$5,084	$4,993
Publicly issued collateral structured as reverse-dual currency securities	1,706	1,678
Total reverse-dual currency securities	$6,790	$6,671
Reverse-dual currency securities as a percentage of total investment securities	6.0%	6.1%
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

	June 30, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$18,439	$20,506	$18,012	$19,542
Fixed maturity securities - bank loans (floating rate)	377	337	677	649
Equity securities	18	18	19	19
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,716	4,573	4,507	4,543
Commercial mortgage loans	1,275	1,350	1,308	1,319
Middle market loans (floating rate)	3,126	3,126	2,141	2,153
Other investments	591	591	496	496
Total U.S. Dollar Program	28,542	30,501	27,160	28,721
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,750	2,671	1,700	2,608
Total U.S. dollar-denominated investments in Aflac Japan	$30,292	$33,172	$28,860	$31,329
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

As of June 30, 2020, Aflac Japan had $9.1 billion outstanding notional amounts of foreign currency forwards and $17.8 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging its U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $21.4 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash inflows of $1 million and net cash outflows of $11 million for the three-month periods and net cash outflows of $32 million and $23 million for the six-month periods ended June 30, 2020 and 2019, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $10.5 billion as of June 30, 2020, compared with $9.1 billion as of December 31, 2019.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the six-month periods ended June 30, 2020 and 2019, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $27 million and $20 million for the three-month periods and $56 million and $40 million for the six-month periods ended June 30, 2020 and 2019, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended June 30.

Aflac Japan Hedge Cost/Income Metrics(1)

	Three Months		Six Months
	2020	2019	2020	2019
Aflac Japan:
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$9.1	$9.1	$9.1	$9.1
Weighted average remaining tenor (in months)(3)	8.1	11.2	8.1	11.2
Amortized hedge income (cost) for period (in millions)	$(50)	(62)	$(105)	$(124)
Parent Company:
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$5.0	$3.0	$5.0	$3.0
Weighted average remaining tenor (in months)(3)	12.1	10.6	12.1	10.6
Amortized hedge income (cost) for period (in millions)	$27	$20	$56	$40
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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2020	December 31, 2019	% Change
Aflac Japan	$6,726	$6,584	2.2%	(1)
Aflac U.S.	3,495	3,544	(1.4)
Total	$10,222	$10,128	.9%
(1)Aflac Japan’s deferred policy acquisition costs increased .5% in yen during the six months ended June 30, 2020.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	June 30, 2020	December 31, 2019	% Change
Aflac Japan	$98,171	$95,793	2.5%	(1)
Aflac U.S.	11,474	11,295	1.6
Other	251	223	12.6
Intercompany eliminations(2)	(793)	(757)	4.8
Total	$109,103	$106,554	2.4%
(1) Aflac Japan’s policy liabilities increased .8% in yen during the six months ended June 30, 2020.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.0 billion and ¥.9 billion for the six-month periods ended June 30, 2020 and 2019, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the six-month periods ended June 30, 2020 and 2019, were immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

As of June 30, 2020, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At June 30, 2020, the Company held $5.5 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion. For additional information on the Company’s liquidity and capital resources in response to COVID-19, see the Executive Summary section of this MD&A.

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

The following table presents the amounts provided to the Parent Company for the six-month periods ended June 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2020	2019
Dividends declared or paid by subsidiaries	$892	$1,612
Management fees paid by subsidiaries	68	74

The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2020	2019
Aflac Japan management fees paid to Parent Company	$38	$60
Expenses allocated to Aflac Japan (in dollars)	0	3
Aflac Japan profit remittances to the Parent Company (in dollars)	667	1,362
Aflac Japan profit remittances to the Parent Company (in yen)	¥72.8	¥147.6

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

In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of June 30, 2020, the Parent Company and Aflac had four lines of credit with third parties as well as seven intercompany lines of credit. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2020. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2019 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2020	2019
Operating activities	$2,601	$2,357
Investing activities	(2,120)	(2,727)
Financing activities	152	(978)
Exchange effect on cash and cash equivalents	(1)	30
Net change in cash and cash equivalents	$632	$(1,318)

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

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in the Corporate and Other segment. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with FHLB, Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2020, Aflac U.S. borrowed and repaid $177 million under this program. As of June 30, 2020, Aflac U.S. had outstanding borrowings of $337 million reported in its balance sheet. To further support liquidity and capital resources amid the pandemic, in April 2020, Aflac U.S. increased its internal limit for borrowings under this program to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs only and subject to qualified collateral availability and other conditions.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash provided by financing activities was $152 million in the first six months of 2020, compared with consolidated cash used by financing activities of $978 million for the same period of 2019.

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

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2020.

Cash returned to shareholders through treasury stock purchases and dividends was $1.0 billion during the six-month period ended June 30, 2020, compared with $1.2 billion during the six-month period ended June 30, 2019.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2020	2019
Treasury stock purchases	$637	$847
Number of shares purchased:
Share repurchase program	15,193	17,179
Other	521	574
Total shares purchased	15,714	17,753

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2020	2019
Stock issued from treasury:
Cash financing	$21	$26
Noncash financing	28	27
Total stock issued from treasury	$49	$53
Number of shares issued	1,403	1,428

During the first six months of 2020, the Company repurchased 15.2 million shares of its common stock for $637 million as part of its share repurchase program. As of June 30, 2020, a remaining balance of 21.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. For information on the impact of COVID-19 on the Company's share repurchase program, see the Executive Summary section of this MD&A.

Cash dividends paid to shareholders were $.28 per share in the second quarter of 2020, compared with $.27 per share in the second quarter of 2019. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2020	2019
Dividends paid in cash	$388	$389
Dividends through issuance of treasury shares	14	14
Total dividends to shareholders	$402	$403

In July 2020, the board of directors declared the second quarter cash dividend of $.28 per share, an increase of 3.7% compared with the same period in 2019. The dividend is payable on September 1, 2020 to shareholders of record at the close of business on August 19, 2020.

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

The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2020, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

As of June 30, 2020, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels throughout the pandemic. For additional information see the Executive Summary COVID-19 section of this MD&A.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 81% of its liabilities are reported as of June 30, 2020, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the six months ended June 30, 2020, with the exception of the recognition of lifetime credit losses required in accordance with the adoption of ASC 326 - Financial Instruments - Credit Losses. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the Company’s current expected credit loss estimation methodology. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2019 Annual Report.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2019 Annual Report. There have been no changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2019 Annual Report except as outlined below.

As a result of recent market volatility caused by the COVID-19 pandemic, the Company has marginally widened and lowered the size of the collars it maintains on a portion of its US dollar program to mitigate against more extreme moves in foreign exchange rates. The Company is evaluating other adjustments to mitigate currency risk, including the possibility of hedging additional U.S. dollar-denominated investments.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Readers should carefully consider the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2019 Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2020, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,906,085		$52.61	3,906,085	33,147,528
February 1 - February 29	2,870,531		50.93	2,367,300	30,780,228
March 1 - March 31	3,715,439		33.46	3,710,430	27,069,798
April 1 - April 30	1,890,000		35.74	1,890,000	25,179,798
May 1 - May 31	1,721,653		34.95	1,720,900	23,458,898
June 1 - June 30	1,609,905		37.48	1,597,741	21,861,157
Total	15,713,613	(1)	$42.26	15,192,456	21,861,157
(1)During the first six months of 2020, 521,157 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

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

	10.1*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020.
	31.1	-	Certification of CEO dated July 29, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated July 29, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated July 29, 2020, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 6 of this report

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

Adjusted Net Investment Income - Net Investment Income adjusted for amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity and net interest cash flows from foreign currency and interest rate derivatives associated with certain investment strategies, which are reclassified from net investment gains and (losses) to net investment income. The metric is used in segment reporting as a component of segment profitability.

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

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CDSs	Credit Default Swaps
CMLs	Commercial Mortgage Loans
CSAs	Credit Support Annexes
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
HTM	Held-to-Maturity
ISDA	International Swaps and Derivatives Association, Inc.
ISOs	Incentive Stock Options
Japan Post Holdings	Japan Post Holdings Co., Ltd.
JGB	Japan Government Bond
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMLs	Middle Market Loans
MOF	Ministry of Finance
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSOs	Non-qualifying Stock Options
NRSROs	Nationally Recognized Statistical Rating Organizations
OTC	Over-the-Counter
PCD Financial Assets	Purchased Credit-Deteriorated Financial Assets
PD	Probability-of-Default
PPP	Paycheck Protection Program
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMI	Solvency Modernization Initiative
SMR	Solvency Margin Ratio
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TDRs	Trouble Debt Restructurings
TREs	Transitional Real Estate Loans
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIEs	Variable Interest Entities

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

July 29, 2020	/s/ Max K. Broden
(Max K. Broden)
Executive Vice President; Chief Financial Officer

July 29, 2020	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer