Form 10-Q
period 2020-09-30
AFLAC INC
filed 2020-10-29
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 702,445,245 shares of the issuer's common stock were outstanding as of October 19, 2020.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2020
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Earnings Three Months Ended September 30, 2020 and 2019 Nine Months Ended September 30, 2020 and 2019	1

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2020 and 2019 Nine Months Ended September 30, 2020 and 2019	2

		Consolidated Balance Sheets September 30, 2020, and December 31, 2019	3

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2020 and 2019 Three Months Ended June 30, 2020 and 2019 Three Months Ended September 30, 2020 and 2019	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2020 and 2019	8

		Notes to the Consolidated Financial Statements	9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	70

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	107

	Item 4.	Controls and Procedures	108

PART II.		OTHER INFORMATION:

	Item 1.	Legal Proceedings	109

	Item 1A.	Risk Factors	109

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	110

	Item 6.	Exhibits	111

Glossary of Selected Terms			112
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2020	2019	2020		2019
Revenues:
Net premiums, principally supplemental health insurance	$4,623	$4,736	$13,969		$14,109
Net investment income	896	936	2,669		2,692
Net investment gains (losses)	108	(153)	(525)		(147)
Other income (loss)	38	17	121		50
Total revenues	5,665	5,536	16,234		16,704
Benefits and expenses:
Benefits and claims, net	2,985	3,027	8,822		8,958
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	292	317	914		967
Insurance commissions	325	330	993		990
Insurance and other expenses	847	769	2,382	(1)	2,230
Interest expense	63	57	181		171
Total acquisition and operating expenses	1,527	1,473	4,470		4,358
Total benefits and expenses	4,512	4,500	13,292		13,316
Earnings before income taxes	1,153	1,036	2,942		3,388
Income taxes	(1,303)	259	(884)		865
Net earnings	$2,456	$777	$3,826		$2,523
Net earnings per share:
Basic	$3.45	$1.05	$5.33		$3.38
Diluted	3.44	1.04	5.31		3.37
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	711,698	739,946	717,962		745,465
Diluted	713,793	743,842	720,333		749,452
Cash dividends per share	$.28	$.27	$.84		$.81
(1) Includes expense of $15 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2020	2019	2020	2019
Net earnings	$2,456	$777	$3,826	$2,523
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	172	(22)	329	393
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	1,420	1,185	26	6,427
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(13)	41	132	(1)
Unrealized gains (losses) on derivatives during period	2	(8)	(3)	(12)
Pension liability adjustment during period	(1)	1	(1)	5
Total other comprehensive income (loss) before income taxes	1,580	1,197	483	6,812
Income tax expense (benefit) related to items of other comprehensive income (loss)	413	310	29	1,712
Other comprehensive income (loss), net of income taxes	1,167	887	454	5,100
Total comprehensive income (loss)	$3,623	$1,664	$4,280	$7,623
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (allowance for credit losses of $38 in 2020, amortized cost $86,659 in 2020 and amortized cost $76,063 in 2019)	$98,844	$86,950
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,279 in 2020 and amortized cost of $3,308 in 2019)	4,284	4,312
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $9 in 2020 (fair value $29,807 in 2020 and $37,594 in 2019)	23,937	30,085
Equity securities, at fair value	775	802
Commercial mortgage and other loans, net of allowance for credit losses of $165 in 2020 (includes $9,245 in 2020 and $7,956 in 2019 of consolidated variable interest entities)	10,822	9,569
Other investments (includes $658 in 2020 and $494 in 2019 of consolidated variable interest entities)	1,904	1,477
Cash and cash equivalents	5,563	4,896
Total investments and cash	146,129	138,091
Receivables	824	828
Accrued investment income	737	772
Deferred policy acquisition costs	10,319	10,128
Property and equipment, at cost less accumulated depreciation	584	581
Other	2,362	2,368
Total assets	$160,955	$152,768
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$95,240	$90,335
Unpaid policy claims	4,976	4,659
Unearned premiums	3,729	4,243
Other policyholders’ funds	7,642	7,317
Total policy liabilities	111,587	106,554
Income taxes	4,278	5,370
Payables for return of cash collateral on loaned securities	1,495	1,876
Notes payable and lease obligations	7,825	6,569
Other	3,291	3,440
Total liabilities	128,476	123,809
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2020 and 2019; issued 1,350,855 shares in 2020 and 1,349,309 shares in 2019	135	135
Additional paid-in capital	2,383	2,313
Retained earnings	37,460	34,291
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,290)	(1,623)
Unrealized gains (losses) on fixed maturity securities	9,520	8,548
Unrealized gains (losses) on derivatives	(35)	(33)
Pension liability adjustment	(278)	(277)
Treasury stock, at average cost	(15,416)	(14,395)
Total shareholders’ equity	32,479	28,959
Total liabilities and shareholders’ equity	$160,955	$152,768
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
Cumulative effect of change in accounting principle, Accounting Standards Update (ASU) 2016-13, net of tax (1)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle, ASU 2019-04, net of tax (1)	0	0	0	848	0	848
Balance at January 1, 2020	$135	$2,313	$34,235	$7,463	$(14,395)	$29,751
Net earnings	0	0	566	0	0	566
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	80	0	80
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,353)	0	(3,353)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(202)	0	0	(202)
Exercise of stock options	0	5	0	0	0	5
Share-based compensation	0	7	0	0	0	7
Purchases of treasury stock	0	0	0	0	(476)	(476)
Treasury stock reissued	0	9	0	0	17	26
Balance at March 31, 2020	$135	$2,334	$34,599	$4,188	$(14,854)	$26,402
Net earnings	0	0	805	0	0	805
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	74	0	74
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	2,489	0	2,489
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(200)	0	0	(200)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	16	0	0	0	16
Purchases of treasury stock	0	0	0	0	(189)	(189)
Treasury stock reissued	0	7	0	0	16	23
Balance at June 30, 2020	$135	$2,358	$35,204	$6,750	$(15,027)	$29,420
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2020.
See the accompanying Notes to the Consolidated Financial Statements

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2020	$135	$2,358	$35,204	$6,750	$(15,027)	$29,420
Net earnings	0	0	2,456	0	0	2,456
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	179	0	179
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	988	0	988
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	(1)	0	(1)
Dividends to shareholders ($.28 per share)	0	0	(200)	0	0	(200)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	16	0	0	0	16
Purchases of treasury stock	0	0	0	0	(400)	(400)
Treasury stock reissued	0	7	0	0	11	18
Balance at September 30, 2020	$135	$2,383	$37,460	$7,917	$(15,416)	$32,479
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
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2020	2019
Cash flows from operating activities:
Net earnings	$3,826	$2,523
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	12	(36)
Capitalization of deferred policy acquisition costs	(870)	(1,057)
Amortization of deferred policy acquisition costs	914	967
Increase in policy liabilities	1,601	1,659
Change in income tax liabilities	(1,509)	(85)
Net investment (gains) losses	525	147
Other, net	102	145
Net cash provided (used) by operating activities	4,601	4,263
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	2,688	3,127
Equity securities	217	570
Held-to-maturity fixed maturity securities	3	437
Commercial mortgage and other loans	1,115	1,293
Costs of investments acquired:
Available-for-sale fixed maturity securities	(3,710)	(5,908)
Equity securities	(275)	(321)
Commercial mortgage and other loans	(2,554)	(2,634)
Other investments, net	(405)	(682)
Settlement of derivatives, net	15	13
Cash received (pledged or returned) as collateral, net	(420)	1,144
Other, net	(185)	15
Net cash provided (used) by investing activities	(3,511)	(2,946)
Cash flows from financing activities:
Purchases of treasury stock	(1,037)	(1,157)
Proceeds from borrowings	1,545	268
Principal payments under debt obligations	(350)	0
Dividends paid to shareholders	(580)	(579)
Change in investment-type contracts, net	(7)	0
Treasury stock reissued	27	38
Other, net	(29)	1
Net cash provided (used) by financing activities	(431)	(1,429)
Effect of exchange rate changes on cash and cash equivalents	8	(9)
Net change in cash and cash equivalents	667	(121)
Cash and cash equivalents, beginning of period	4,896	4,337
Cash and cash equivalents, end of period	$5,563	$4,216
Supplemental disclosures of cash flow information:
Income taxes paid	$626	$950
Interest paid	131	132
Noncash interest	47	38
Noncash financing activities:
Lease obligations	31	82
Treasury stock issued for:
Associate stock bonus	12	12
Shareholder dividend reinvestment	22	21
Share-based compensation grants	6	5
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company’s operations consist of two reportable business segments: Aflac Japan and Aflac U.S. The Parent Company's primary insurance subsidiaries are Aflac Life Insurance Japan Ltd. (Aflac Japan) and American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); Tier One Insurance Company (TOIC) and Argus Dental & Vision, Inc. (Argus), which provides a platform for Aflac Dental and Vision in the U.S. (collectively, Aflac U.S.). Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 68% and 69% of the Company's total revenues in the nine-month periods ended September 30, 2020 and 2019, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 83% at September 30, 2020, compared with 84% at December 31, 2019.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2020, and December 31, 2019, the consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2020 and 2019, June 30, 2020 and 2019 and September 30, 2020 and 2019, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2020 and 2019. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report).

COVID-19: On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The impact of COVID-19 on the Company continues to evolve, and its future effects remain uncertain. The Company continues to closely monitor the effects and risks of COVID-19 to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position.

    Liquidity and Capital Resources

The Company entered the crisis having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in

March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1.0 billion in senior notes through public debt offerings under its U.S. shelf registration statement. The Company has available liquidity in its unsecured revolving credit facilities of $1.0 billion and ¥100.0 billion and currently has no borrowings under either of these facilities. In April 2020, Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs and subject to qualified collateral availability and other conditions. The Company continues to evaluate other sources of liquidity including reinvestment cash flows and selling investments.

    Loan Modifications

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security (CARES) Act, which provides relief from certain requirements under GAAP, was signed into law. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40 in certain situations. On April 7, 2020, certain regulatory banking agencies, in consultation with the FASB, issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Interagency statement) applicable for all entities, which offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are treated as TDRs. The Company will apply relief granted under Section 4013 of the CARES Act and the Interagency statement with respect to certain qualifying loan modifications. For loan modifications that qualify under the CARES Act, TDR accounting and reporting is suspended through the period of the modification; however, the Company will continue to apply its existing non-accrual policies including consideration of the loan's past due status which is determined on the basis of the contractual terms of the loan. Once a loan has been contractually modified, the past due status is generally based on the updated terms including payment deferrals. As of September 30, 2020, loan modifications did not have a material impact on the Company's results of operations. See Note 3 of Notes to the Consolidated Financial Statements for additional details.

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

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
The Company recorded a cumulative effect adjustment with a decrease to beginning 2020 retained earnings of $56 million, net of taxes. See Note 3 of the Notes to the Consolidated Financial Statements for credit loss disclosures. The following line items in the consolidated balance sheets were most significantly impacted by the adoption of the new accounting standard:

•Fixed maturity securities held to maturity, at amortized cost
•Commercial mortgage and other loans
•Reinsurance recoverable, included within Other assets

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

	In September 2020, the FASB Board voted in favor of providing an additional year deferral for all insurance entities due to the impact of COVID-19. It is expected that this Update will be finalized in the fourth quarter of 2020 which would result in an effective date for Aflac of January 1, 2023.	The Company is thoroughly evaluating the impact of adoption and expects that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes and controls while the requirement to update the discount rate will have a significant impact on its equity. The Company has no products with market risk benefits. The Company does not expect to early adopt the updated standard and has selected a modified retrospective transition method.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenues:
Aflac Japan:
Net earned premiums	$3,168	$3,241	$9,476	$9,593
Adjusted net investment income (1),(2)	663	659	1,939	1,878
Other income	11	12	32	34
Total adjusted revenue Aflac Japan	3,842	3,912	11,447	11,505
Aflac U.S.:
Net earned premiums	1,407	1,445	4,348	4,365
Net investment income (3)	175	183	523	540
Other income	24	2	78	6
Total adjusted revenue Aflac U.S.	1,606	1,630	4,949	4,911
Corporate and other (4)	87	97	292	287
Total adjusted revenues	5,535	5,639	16,688	16,703
Net investment gains (losses) (1),(2),(3),(4)	130	(103)	(454)	1
Total revenues	$5,665	$5,536	$16,234	$16,704
(1) Amortized hedge costs of $51 and $66 for the three-month periods and $155 and $191 for the nine-month periods ended September 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $6 and $(4) for the three-month periods and $5 and $(18) for the nine-month periods ended September 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period and $2 for the nine-month period ended September 30, 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) Amortized hedge income of $22 and $21 for the three-month periods $78 and $61 for the nine-month periods ended September 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Pretax adjusted earnings:
Aflac Japan (1),(2)	$747	$838	$2,442	$2,504
Aflac U.S. (3)	329	335	1,082	996
Corporate and other (4),(5)	(39)	(17)	(69)	(62)
Pretax adjusted earnings (6)	1,037	1,156	3,455	3,438
Net investment gains (losses) (1),(2),(3),(4),(5)	117	(120)	(497)	(49)
Other income (loss)	(1)	0	(16)	(1)
Total earnings before income taxes	$1,153	$1,036	$2,942	$3,388
Income taxes applicable to pretax adjusted earnings	$43	$293	$659	$880
Effect of foreign currency translation on after-tax adjusted earnings	3	15	17	2
(1) Amortized hedge costs of $51 and $66 for the three-month periods and $155 and $191 for the nine-month periods ended September 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $6 and $(4) for the three-month periods and $5 and $(18) for the nine-month periods ended September 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period and $2 for the nine-month period ended September 30, 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) Amortized hedge income of $22 and $21 for the three-month periods and $78 and $61 for the nine-month periods ended September 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(5) A gain of $13 and $16 for three-month periods and $43 and $50 for the nine-month periods ended September 30, 2020, and 2019, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) Includes $44 and $34 for the three-month periods and $122 and $100 for the nine-month periods ended September 30, 2020, and 2019, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	September 30, 2020	December 31, 2019
Assets:
Aflac Japan	$133,995	$127,523
Aflac U.S.	22,621	20,945
Corporate and other	4,339	4,300
Total assets	$160,955	$152,768

3.    INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,646	$0	$4,297	$42	$36,901
Municipalities	1,013	0	305	3	1,315
Mortgage- and asset-backed securities	337	0	28	1	364
Public utilities	4,585	0	960	1	5,544
Sovereign and supranational	1,054	0	82	4	1,132
Banks/financial institutions	7,505	0	683	180	8,008
Other corporate	7,934	0	1,484	86	9,332
Total yen-denominated	55,074	0	7,839	317	62,596
U.S. dollar-denominated:
U.S. government and agencies	276	0	18	0	294
Municipalities	1,143	0	161	0	1,304
Mortgage- and asset-backed securities	344	0	10	1	353
Public utilities	3,942	0	924	12	4,854
Sovereign and supranational	230	0	66	6	290
Banks/financial institutions	2,956	0	738	6	3,688
Other corporate	25,973	38	4,110	296	29,749
Total U.S. dollar-denominated	34,864	38	6,027	321	40,532
Total securities available for sale	$89,938	$38	$13,866	$638	$103,128

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,929	$5,169	$0	$36,098
Municipalities	516	116	3	629
Mortgage- and asset-backed securities	229	25	0	254
Public utilities	1,855	406	0	2,261
Sovereign and supranational	680	50	0	730
Banks/financial institutions	6,152	700	86	6,766
Other corporate	5,323	944	24	6,243
Total yen-denominated	45,684	7,410	113	52,981
U.S dollar-denominated:
U.S. government and agencies	293	9	0	302
Municipalities	1,077	141	0	1,218
Mortgage- and asset-backed securities	149	7	0	156
Public utilities	3,804	725	10	4,519
Sovereign and supranational	239	73	0	312
Banks/financial institutions	2,879	646	4	3,521
Other corporate	25,246	3,255	248	28,253
Total U.S. dollar-denominated	33,687	4,856	262	38,281
Total securities available for sale	$79,371	$12,266	$375	$91,262

	September 30, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,941	$3	$22,938	$5,564	$0	$28,502
Municipalities	370	0	370	120	0	490
Public utilities	47	1	46	14	0	60
Sovereign and supranational	564	5	559	164	0	723
Other corporate	24	0	24	8	0	32
Total yen-denominated	23,946	9	23,937	5,870	0	29,807
Total securities held to maturity	$23,946	$9	$23,937	$5,870	$0	$29,807

	December 31, 2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,241	$6,050	$0	$28,291
Municipalities	821	262	0	1,083
Mortgage- and asset-backed securities	16	1	0	17
Public utilities	2,535	419	0	2,954
Sovereign and supranational	1,123	197	0	1,320
Banks/financial institutions	916	105	3	1,018
Other corporate	2,433	485	7	2,911
Total yen-denominated	30,085	7,519	10	37,594
Total securities held to maturity	$30,085	$7,519	$10	$37,594

(In millions)	September 30, 2020	December 31, 2019
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$630	$658
U.S. dollar-denominated	145	144
Total equity securities	$775	$802

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities, including a refinement in valuation methodology for determining fair value of privately issued securities as of September 30, 2020, are described in Note 5.

During the second and third quarter of 2020, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the first quarter of 2020, as a result of the adoption of ASU 2019-04 discussed in Note 1, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis. During the first nine months of 2019, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2020, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,031	$1,053
Due after one year through five years	8,938	9,175
Due after five years through 10 years	13,159	15,092
Due after 10 years	66,091	77,091
Mortgage- and asset-backed securities	681	717
Total fixed maturity securities available for sale	$89,900	$103,128
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through 10 years	251	292
Due after 10 years	23,686	29,515
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$23,937	$29,807
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2020			December 31, 2019
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$54,078	$63,588	A+	$51,726	$62,584
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2020	2019		2020	2019
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$7	$11		$28	$55
Gross losses from sales	0	(18)		(46)	(29)
Foreign currency gains (losses) on sales and redemptions	(5)	(21)		(39)	(12)
Total sales and redemptions	2	(28)		(57)	14
Equity securities	12	18		(106)	65
Loan loss reserves (1)	0	(5)		0	(8)
Credit losses:
Fixed maturity securities available for sale	0	(13)	(2)	(75)	(13)	(2)
Fixed maturity securities held to maturity	0	0		1	0
Commercial mortgage and other loans	78	0		(86)	0
Loan commitments	64	0		(17)	0
Reinsurance recoverables and other	0	0		(2)	0
Total credit losses	142	(13)		(179)	(13)
Derivatives and other:
Derivative gains (losses)	138	(146)		173	(24)
Foreign currency gains (losses)	(186)	21		(356)	(181)
Total derivatives and other	(48)	(125)		(183)	(205)
Total net investment gains (losses)	$108	$(153)		$(525)	$(147)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only
(2) Includes other-than-temporary impairment losses for prior year

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2020, that relate to equity securities still held at the September 30, 2020 reporting date, were $31 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2020, that relate to equity securities still held at the September 30, 2020 reporting date, were $109 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2020	December 31, 2019
Unrealized gains (losses) on securities available for sale	$13,228	$11,891
Deferred income taxes	(3,708)	(3,343)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$9,520	$8,548

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the period ended September 30, 2020 and available-for-sale and held-to-maturity investments for prior periods that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$1,997	42	1,997	42	0	0
Municipalities:
Yen-denominated	74	3	60	2	14	1
Mortgage- and asset- backed securities:
U.S. dollar-denominated	67	1	67	1	0	0
Yen-denominated	36	1	36	1	0	0
Public utilities:
U.S. dollar-denominated	342	12	210	6	132	6
Yen-denominated	214	1	214	1	0	0
Sovereign and supranational:
U.S. dollar-denominated	36	6	36	6	0	0
Yen-denominated	35	4	35	4	0	0
Banks/financial institutions:
U.S. dollar-denominated	103	6	65	1	38	5
Yen-denominated	2,859	180	1,853	102	1,006	78
Other corporate:
U.S. dollar-denominated	4,574	296	2,200	76	2,374	220
Yen-denominated	1,095	86	911	81	184	5
Total	$11,432	$638	$7,684	$323	$3,748	$315

	December 31, 2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Municipalities:
Yen-denominated	$80	$3	$80	$3	$0	$0
Public utilities:
U.S. dollar-denominated	306	10	69	2	237	8
Banks/financial institutions:
U.S. dollar-denominated	79	4	18	0	61	4
Yen-denominated	1,828	89	1,828	89	0	0
Other corporate:
U.S. dollar-denominated	4,261	248	792	53	3,469	195
Yen-denominated	636	31	636	31	0	0
Total	$7,190	$385	$3,423	$178	$3,767	$207

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

However, the Company has identified certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance has been calculated. As of September 30, 2020, the Company held an allowance of $38 million. Refer to the Credit Losses section below for additional information.

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

(In millions)	September 30, 2020		December 31, 2019
	Amortized Cost	% of Total	Amortized Cost		% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$2,146	19.5%	$1,800		18.7%
Retail	179	1.6	131		1.4
Apartments/Multi-Family	2,000	18.2	2,085		21.7
Industrial	145	1.3	256		2.7
Hospitality	1,093	10.0	1,036		10.8
Other	81	0.7	164		1.7
Total transitional real estate loans	5,644	51.3	5,472		57.0
Commercial mortgage loans:
Office	403	3.7	410		4.3
Retail	342	3.1	348		3.5
Apartments/Multi-Family	594	5.4	569		5.9
Industrial	393	3.6	383		4.0
Total commercial mortgage loans	1,732	15.8	1,710		17.7
Middle market loans	3,611	32.9	2,432		25.3
Total commercial mortgage and other loans	$10,987	100.0%	$9,614		100.0%
Allowance for credit losses	(165)		(45)	(1)
Total net commercial mortgage and other loans	$10,822		$9,569
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

Commercial mortgage and transitional real estate loans were secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (14%) and Florida (11%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of September 30, 2020, the Company had $657 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of September 30, 2020, the Company had no outstanding commitments to fund commercial mortgage loans.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $26 million and $99 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of September 30, 2020, and December 31, 2019, respectively.

As of September 30, 2020, the Company had commitments of approximately $2.3 billion of which $2.0 billion was a result of a new agreement with an external manager during the first quarter of 2020 to fund future middle market loans. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Credit Losses

Effective January 1, 2020, the Company adopted ASC 326: Financial Instruments - Credit Losses. The newly adopted accounting standard requires the Company to estimate an expected lifetime credit loss on financial assets including short-term receivables, held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables. For the Company’s available-for-sale fixed maturity securities, the newly adopted guidance requires an entity to evaluate estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis. Credit loss changes are recorded as a component of net investment gains and losses for the Company’s held-to-maturity and available-for-sale securities, loan receivables, loan commitments and reinsurance recoverables. The Company’s off-balance sheet credit exposure is primarily attributable to loan commitments that are not unconditionally cancellable. The Company considers the contractual period of exposure to credit risk, the likelihood that funding will occur, the risk of loss, and the current conditions and expectations of future economic conditions to develop the estimate of expected credit losses. The Company records the estimate of expected credit losses for certain loan commitments within other liabilities in the consolidated balance sheet.

Write-offs and partial write-offs are recorded as a reduction to the amortized cost of the loan or fixed maturity security balance and a reduction to the credit allowance.

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $22.8 billion amortized cost as of September 30, 2020 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The following tables present as of September 30, 2020 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$48	$529	$382	$158	$20	$57	$1,194
60%-69.99%	324	811	825	440	0	0	2,400
70%-79.99%	132	767	851	224	14	0	1,988
80% or greater	26	36	0	0	0	0	62
Total	$530	$2,143	$2,058	$822	$34	$57	$5,644

Commercial Mortgage Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$32	$402	$101	$69	$553	$0	$1,157	2.63
60%-69.99%	16	224	70	0	184	0	494	1.93
70%-79.99%	0	33	0	0	22	0	55	1.79
80% or greater	0	0	0	0	26	0	26	1.66
Total	48	659	171	69	785	0	1,732	2.39
Weighted Average DSCR	1.98	2.53	2.23	2.56	2.32	0.00	2.39

Middle Market Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$25	$117	$62	$56	$5	$0	$16	$281
BB	201	235	237	84	37	15	86	895
B	267	740	315	235	119	24	185	1,885
CCC	15	98	121	96	37	31	90	488
CC and lower	0	0	19	39	3	0	1	62
Total	$508	$1,190	$754	$510	$201	$70	$378	$3,611

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

The Company granted certain loan modifications in its MML and TRE portfolios due to COVID-19 during the nine months ended September 30, 2020. The nature of the modifications varied in scope and significance, but generally a small proportion of modifications qualified as TDR. The Company continues to evaluate loan modifications in our MML and TRE portfolios. As of September 30, 2020, the amortized cost of modified loans where Section 4013 of the CARES Act or the Interagency statement is applicable was immaterial.

The Company had an immaterial amount of TDRs during the nine months ended September 30, 2020. The Company had no TDRs during 2019. For certain TDRs, modifications resulted in write-offs for certain loans where the modified loan resulted in a forgiveness of existing principal and are included in the rollforward of the allowance for credit losses below.

As of September 30, 2020 and December 31, 2019, the Company had an immaterial amount (cost basis) of loans and fixed maturities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment during the nine-month period ended September 30, 2020.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(29)	(17)	(31)	1	(75)	0
Write-offs, net of recoveries	0	0	0	0	37	0
Balance at September 30, 2020	$(53)	$(28)	$(84)	$(9)	$(38)	$(11)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. During the first quarter of 2020, the Company entered into a loan commitment with an external manager that met the requirements to recognize a credit loss on over $2.2 billion of loan commitments over the next few years. The estimate of credit losses for loan commitments as of September 30, 2020 was $31 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2020	December 31, 2019
Other investments:
Policy loans	$261	$250
Short-term investments (1)	823	628
Limited partnerships	795	569
Other	25	30
Total other investments	$1,904	$1,477
(1) Includes securities lending collateral

As of September 30, 2020, the Company had $1.5 billion in outstanding commitments to fund alternative investments in limited partnerships.

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
Investments in Consolidated Variable Interest Entities

	September 30, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,279	$4,284	$3,308	$4,312
Commercial mortgage and other loans	9,245	9,201	7,956	8,015
Other investments (2)	658	658	494	494
Other assets (3)	97	97	169	169
Total assets of consolidated VIEs	$13,279	$14,240	$11,927	$12,990
Liabilities:
Other liabilities (3)	$240	$240	$126	$126
Total liabilities of consolidated VIEs	$240	$240	$126	$126
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
Investments in Variable Interest Entities Not Consolidated

	September 30, 2020		December 31, 2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$5,800	$6,985	$4,129	$4,884
Fixed maturity securities, held to maturity	0	0	1,848	2,236
Other investments (1)	137	137	75	74
Total investments in VIEs not consolidated	$5,937	$7,122	$6,052	$7,194
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
	September 30, 2020			December 31, 2019
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$534	$534	$0	$1,013	$1,013
Public utilities	61	0	61	35	0	35
Sovereign and supranational	2	0	2	2	0	2
Banks/financial institutions	85	0	85	48	0	48
Other corporate	813	0	813	778	0	778
Total borrowings	$961	$534	$1,495	$863	$1,013	$1,876
Gross amount of recognized liabilities for securities lending transactions			$1,495			$1,876
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $6,176 million and $4,759 million at September 30, 2020 and December 31, 2019, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2020, and December 31, 2019, respectively.

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

4.    DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of:

•foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio

•foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen

•cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures

•foreign currency swaps that are associated with VIE bond purchase commitments, and investments in special-purpose entities, including VIEs where the Company is the primary beneficiary

•interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments

•interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities.

•bond purchase commitments at the inception of investments in consolidated VIEs

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

	September 30, 2020			December 31, 2019
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$1	$75	$0	$8
Total cash flow hedges	18	0	1	75	0	8
Fair value hedges:
Foreign currency forwards	64	1	0	964	0	38
Foreign currency options	8,869	0	1	11,573	0	5
Interest rate swaptions	0	0	0	243	0	0
Total fair value hedges	8,933	1	1	12,780	0	43
Net investment hedge:
Foreign currency forwards	5,037	45	26	4,952	72	2
Foreign currency options	2,083	1	0	2,000	0	0
Total net investment hedge	7,120	46	26	6,952	72	2
Non-qualifying strategies:
Foreign currency swaps	2,250	53	49	2,800	72	78
Foreign currency swaps - VIE	2,743	97	239	2,587	169	118
Foreign currency forwards	25,319	236	309	19,821	166	337
Foreign currency options	9,071	0	0	9,553	0	0
Interest rate swaps	2,000	6	0	7,120	3	0
Interest rate swaptions	0	0	0	7	0	0
Total non-qualifying strategies	41,383	392	597	41,888	410	533
Total derivatives	$57,454	$439	$625	$61,695	$482	$586

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended September 30, 2020:
Foreign currency forwards	Fixed maturity securities	$1	$0	$1	$(1)	$0
Foreign currency options	Fixed maturity securities	(2)	(2)	0	0	0
Total gains (losses)		$(1)	$(2)	$1	$(1)	$0
Nine Months Ended September 30, 2020:
Foreign currency forwards	Fixed maturity securities	$(15)	$(8)	$(7)	$8	$1
Foreign currency options	Fixed maturity securities	(4)	(3)	(1)	1	0
Total gains (losses)		$(19)	$(11)	$(8)	$9	$1
Three Months Ended September 30, 2019:
Foreign currency forwards	Fixed maturity securities	$(19)	$(24)	$5	$(4)	$1
Foreign currency options	Fixed maturity securities	(5)	(5)	0	0	0
Interest rate swaptions	Fixed maturity securities	(6)	(6)	0	0	0
Total gains (losses)		(30)	(35)	5	(4)	1
Nine Months Ended September 30, 2019:
Foreign currency forwards	Fixed maturity securities	$(4)	$(48)	$44	$(43)	$1
Foreign currency options	Fixed maturity securities	(9)	(9)	0	0	0
Interest rate swaptions	Fixed maturity securities	(9)	(9)	0	0	0
Total gains (losses)		$(22)	$(66)	$44	$(43)	$1
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month and nine-month periods ended September 30, 2020 and 2019, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Fixed maturity securities	$4,368	$4,633	$241	$256
(1) The balance includes hedging adjustment on discontinued hedging relationships of $241 in 2020 and $256 in 2019.
The total notional amount of the Company's interest rate swaptions was $0 in 2020 and $243 in 2019. The hedging adjustment related to these derivatives was immaterial.

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

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2020 and 2019, respectively.
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

As of September 30, 2020, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.
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

	Three Months Ended September 30,
	2020				2019
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$0		$2	$(1)	$(1)		$(2)
Total cash flow hedges	0	0	(3)	2	(1)	(1)	(3)	(2)
Fair value hedges:
Foreign currency forwards (3)		0				(23)
Foreign currency options (3)		(2)				(5)
Interest rate swaptions (3)	0	0		0	0	0		(6)
Total fair value hedges	0	(2)		0	0	(28)		(6)
Net investment hedge:
Non-derivative hedging instruments		0		(51)		0		2
Foreign currency forwards		(16)		(91)		20		19
Foreign currency options		(2)		0		(3)		0
Total net investment hedge		(18)		(142)		17		21
Non-qualifying strategies:
Foreign currency swaps		(27)				27
Foreign currency swaps - VIE		40				(93)
Foreign currency forwards		139				(70)
Foreign currency options		4				0
Interest rate swaps		0				2
Forward bond purchase commitment- VIE		2				0
Total non- qualifying strategies		158				(134)
Total	$0	$138		$(140)	$(1)	$(146)		$13
(1) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended September 30, 2020 and 2019. In addition, an immaterial amount of income (loss) was reclassified from accumulated other comprehensive income (loss) into earnings during the three-month periods ended September 30, 2020 and 2019, related to fair value hedges excluded component.
(3)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

	Nine Months Ended September 30,
	2020				2019
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$0		$(4)	$(2)	$(1)		$(4)
Total cash flow hedges	(1)	0	(3)	(4)	(2)	(1)	(3)	(4)
Fair value hedges:
Foreign currency forwards(3)		(7)				(47)
Foreign currency options(3)		(3)				(9)
Interest rate swaptions(3)	(1)	0		1	(1)	0		(8)
Total fair value hedges	(1)	(10)		1	(1)	(56)		(8)
Net investment hedge:
Non-derivative hedging instruments		0		(72)		0		(52)
Foreign currency forwards		136		(166)		20		19
Foreign currency options		(3)		0		(3)		0
Total net investment hedge		133		(238)		17		(33)
Non-qualifying strategies:
Foreign currency swaps		54				71
Foreign currency swaps - VIE		(185)				(96)
Foreign currency forwards		133				23
Foreign currency options		(1)				0
Interest rate swaps		49				18
Total non-qualifying strategies		50				16
Total	$(2)	$173		$(241)	$(3)	$(24)		$(45)
(1) Cash flow hedge items and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses) on derivatives and net investment hedge items are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(2) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the nine-month periods ended September 30, 2020 and 2019, respectively. In addition, an immaterial amount of income (loss) was reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month periods ended September 30, 2020 and 2019, respectively, related to fair value hedges excluded component.
(3)Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

As of September 30, 2020, deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income that are expected to be reclassified to earnings during the next twelve months were immaterial.
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

As of September 30, 2020, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $265 million and $301 million as of September 30, 2020, and December 31, 2019, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2020, the Company estimates that it would be required to post a maximum of $155 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$336	$0	$336	$(238)	$(6)	$(92)	$0
OTC - cleared	6	0	6	0	0	(5)	1
Total derivative assets subject to a master netting agreement or offsetting arrangement	342	0	342	(238)	(6)	(97)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	97		97				97
Total derivative assets not subject to a master netting agreement or offsetting arrangement	97		97				97
Total derivative assets	439	0	439	(238)	(6)	(97)	98
Securities lending and similar arrangements	1,471	0	1,471	0	0	(1,471)	0
Total	$1,910	$0	$1,910	$(238)	$(6)	$(1,568)	$98

December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$310	$0	$310	$(190)	$(7)	$(113)	$0
OTC - cleared	3	0	3	0	0	0	3
Total derivative assets subject to a master netting agreement or offsetting arrangement	313	0	313	(190)	(7)	(113)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	169		169				169
Total derivative assets not subject to a master netting agreement or offsetting arrangement	169		169				169
Total derivative assets	482	0	482	(190)	(7)	(113)	172
Securities lending and similar arrangements	1,860	0	1,860	0	0	(1,860)	0
Total	$2,342	$0	$2,342	$(190)	$(7)	$(1,973)	$172

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$385	$0	$385	$(238)	$(89)	$(21)	$37
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	385	0	385	(238)	(89)	(21)	37
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	240		240				240
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	240		240				240
Total derivative liabilities	625	0	625	(238)	(89)	(21)	277
Securities lending and similar arrangements	1,495	0	1,495	(1,471)	0	0	24
Total	$2,120	$0	$2,120	$(1,709)	$(89)	$(21)	$301

December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$459	$0	$459	$(190)	$(222)	$(32)	$15
OTC - cleared	1	0	1	0	0	(1)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	460	0	460	(190)	(222)	(33)	15
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	126		126				126
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	126		126				126
Total derivative liabilities	586	0	586	(190)	(222)	(33)	141
Securities lending and similar arrangements	1,876	0	1,876	(1,860)	0	0	16
Total	$2,462	$0	$2,462	$(2,050)	$(222)	$(33)	$157

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

	September 30, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$35,539	$1,656	$0	$37,195
Municipalities	0	2,619	0	2,619
Mortgage- and asset-backed securities	0	526	191	717
Public utilities	0	10,030	368	10,398
Sovereign and supranational	0	1,422	0	1,422
Banks/financial institutions	0	11,672	24	11,696
Other corporate	0	38,813	268	39,081
Total fixed maturity securities	35,539	66,738	851	103,128
Equity securities	608	81	86	775
Other investments	823	0	0	823
Cash and cash equivalents	5,563	0	0	5,563
Other assets:
Foreign currency swaps	0	53	97	150
Foreign currency forwards	0	282	0	282
Foreign currency options	0	1	0	1
Interest rate swaps	0	6	0	6
Total other assets	0	342	97	439
Total assets	$42,533	$67,161	$1,034	$110,728
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$49	$240	$289
Foreign currency forwards	0	335	0	335
Foreign currency options	0	1	0	1
Total liabilities	$0	$385	$240	$625

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,878	$1,522	$0	$36,400
Municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities	0	232	178	410
Public utilities	0	6,556	224	6,780
Sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions	0	10,264	23	10,287
Other corporate	0	34,234	262	34,496
Total fixed maturity securities	34,878	55,697	687	91,262
Equity securities	642	80	80	802
Other investments	628	0	0	628
Cash and cash equivalents	4,896	0	0	4,896
Other assets:
Foreign currency swaps	0	72	169	241
Foreign currency forwards	0	238	0	238
Interest rate swaps	0	3	0	3
Total other assets	0	313	169	482
Total assets	$41,044	$56,090	$936	$98,070
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$78	$126	$204
Foreign currency forwards	0	377	0	377
Foreign currency options	0	5	0	5
Total liabilities	$0	$460	$126	$586

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,938	$28,248	$254	$0	$28,502
Municipalities	370	0	490	0	490
Public utilities	46	0	60	0	60
Sovereign and supranational	559	0	723	0	723
Other corporate	24	0	32	0	32
Commercial mortgage and other loans	10,822	0	0	10,786	10,786
Other investments (1)	25	0	25	0	25
Total assets	$34,784	$28,248	$1,584	$10,786	$40,618
Liabilities:
Other policyholders’ funds	$7,642	$0	$0	$7,550	$7,550
Notes payable (excluding leases)	7,675	0	8,264	282	8,546
Total liabilities	$15,317	$0	$8,264	$7,832	$16,096
(1) Excludes policy loans of $261 and equity method investments of $795, at carrying value

	December 31, 2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,241	$27,937	$354	$0	$28,291
Municipalities	821	0	1,083	0	1,083
Mortgage and asset-backed securities	16	0	7	10	17
Public utilities	2,535	0	2,954	0	2,954
Sovereign and supranational	1,123	0	1,320	0	1,320
Banks/financial institutions	916	0	1,018	0	1,018
Other corporate	2,433	0	2,911	0	2,911
Commercial mortgage and other loans	9,569	0	0	9,648	9,648
Other investments (1)	30	0	30	0	30
Total assets	$39,684	$27,937	$9,677	$9,658	$47,272
Liabilities:
Other policyholders’ funds	$7,317	$0	$0	$7,234	$7,234
Notes payable (excluding leases)	6,408	0	6,663	272	6,935
Total liabilities	$13,725	$0	$6,663	$7,506	$14,169
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

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities.These models are discounted cash flow (DCF) valuation models, but also use information from related markets, specifically the credit default swap (CDS) market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including:

1) the most appropriate comparable security(ies) of the issuer
2) issuer-specific CDS spreads
3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector
4) bond indices that are comparative in rating, industry, maturity and region.

The pricing data and market quotes the Company obtains from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. Beginning September 30, 2020, the Company refined these valuation models to explicitly incorporate currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate. The Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$35,539	$1,656	$0	$37,195
Total government and agencies	35,539	1,656	0	37,195
Municipalities:
Third party pricing vendor	0	2,619	0	2,619
Total municipalities	0	2,619	0	2,619
Mortgage- and asset-backed securities:
Third party pricing vendor	0	361	0	361
Broker/other	0	165	191	356
Total mortgage- and asset-backed securities	0	526	191	717
Public utilities:
Third party pricing vendor	0	10,030	0	10,030
Broker/other	0	0	368	368
Total public utilities	0	10,030	368	10,398
Sovereign and supranational:
Third party pricing vendor	0	1,422	0	1,422
Total sovereign and supranational	0	1,422	0	1,422
Banks/financial institutions:
Third party pricing vendor	0	11,672	0	11,672
Broker/other	0	0	24	24
Total banks/financial institutions	0	11,672	24	11,696
Other corporate:
Third party pricing vendor	0	38,809	0	38,809
Broker/other	0	4	268	272
Total other corporate	0	38,813	268	39,081
Total securities available for sale	$35,539	$66,738	$851	$103,128
Equity securities, carried at fair value:
Third party pricing vendor	$608	$81	$0	$689
Broker/other	0	0	86	86
Total equity securities	$608	$81	$86	$775

	September 30, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,248	$254	$0	$28,502
Total government and agencies	28,248	254	0	28,502
Municipalities:
Third party pricing vendor	0	490	0	490
Total municipalities	0	490	0	490
Public utilities:
Third party pricing vendor	0	60	0	60
Total public utilities	0	60	0	60
Sovereign and supranational:
Third party pricing vendor	0	723	0	723
Total sovereign and supranational	0	723	0	723
Other corporate:
Third party pricing vendor	0	32	0	32
Total other corporate	0	32	0	32
Total securities held to maturity	$28,248	$1,559	$0	$29,807

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,878	$1,522	$0	$36,400
Total government and agencies	34,878	1,522	0	36,400
Municipalities:
Third party pricing vendor	0	1,847	0	1,847
Total municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities:
Third party pricing vendor	0	232	0	232
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	232	178	410
Public utilities:
Third party pricing vendor	0	6,556	0	6,556
Broker/other	0	0	224	224
Total public utilities	0	6,556	224	6,780
Sovereign and supranational:
Third party pricing vendor	0	1,042	0	1,042
Total sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions:
Third party pricing vendor	0	10,264	0	10,264
Broker/other	0	0	23	23
Total banks/financial institutions	0	10,264	23	10,287
Other corporate:
Third party pricing vendor	0	34,234	0	34,234
Broker/other	0	0	262	262
Total other corporate	0	34,234	262	34,496
Total securities available for sale	$34,878	$55,697	$687	$91,262
Equity securities, carried at fair value:
Third party pricing vendor	$642	$80	$0	$722
Broker/other	0	0	80	80
Total equity securities	$642	$80	$80	$802

	December 31, 2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,937	$354	$0	$28,291
Total government and agencies	27,937	354	0	28,291
Municipalities:
Third party pricing vendor	0	1,083	0	1,083
Total municipalities	0	1,083	0	1,083
Mortgage- and asset-backed securities:
Third party pricing vendor	0	7	0	7
Broker/other	0	0	10	10
Total mortgage- and asset-backed securities	0	7	10	17
Public utilities:
Third party pricing vendor	0	2,954	0	2,954
Total public utilities	0	2,954	0	2,954
Sovereign and supranational:
Third party pricing vendor	0	1,320	0	1,320
Total sovereign and supranational	0	1,320	0	1,320
Banks/financial institutions:
Third party pricing vendor	0	1,018	0	1,018
Total banks/financial institutions	0	1,018	0	1,018
Other corporate:
Third party pricing vendor	0	2,911	0	2,911
Total other corporate	0	2,911	0	2,911
Total securities held to maturity	$27,937	$9,647	$10	$37,594

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

Three Months Ended September 30, 2020
	Fixed Maturity Securities				Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$188	$322	$24	$243	$86	$(168)	$695
Net investment gains (losses) included in earnings	0	0	0	0	0	23	23
Unrealized gains (losses) included in other comprehensive income (loss)	3	15	0	24	0	2	44
Purchases, issuances, sales and settlements:
Purchases	0	33	0	1	5	0	39
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	(5)	0	(5)
Settlements	0	(2)	0	0	0	0	(2)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$191	$368	$24	$268	$86	$(143)	$794
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$23	$23
(1) Derivative assets and liabilities are presented net

Three Months Ended September 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions		Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$183	$204	$24		$199		$65	$94	$769
Net investment gains (losses) included in earnings	0	0	0		0		0	(84)	(84)
Unrealized gains (losses) included in other comprehensive income (loss)	0	4	0		5		0	(2)	7
Purchases, issuances, sales and settlements:
Purchases	0	0	0		19		14	0	33
Issuances	0	0	0		0		0	0	0
Sales	0	0	0		0		0	0	0
Settlements	0	(2)	0		0		0	0	(2)
Transfers into Level 3	0	0	0		1	(2)	0	0	1
Transfers out of Level 3	0	0	(1)	(2)	0		0	0	(1)
Balance, end of period	$183	$206	$23		$224		$79	$8	$723
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0		$0		$0	$(84)	$(84)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to sector classification change

Nine Months Ended September 30, 2020
	Fixed Maturity Securities							Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities		Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$178		$224		$23	$262		$80	$43	$810
Net investment gains (losses) included in earnings	0		0		0	0		0	(184)	(184)
Unrealized gains (losses) included in other comprehensive income (loss)	5		6		0	8		0	(2)	17
Purchases, issuances, sales and settlements:
Purchases	0		129		1	13		12	0	155
Issuances	0		0		0	0		0	0	0
Sales	0		0		0	0		(6)	0	(6)
Settlements	(1)		(6)		0	0		0	0	(7)
Transfers into Level 3	9	(2)	15	(3)	0	0		0	0	24
Transfers out of Level 3	0		0		0	(15)	(3)	0	0	(15)
Balance, end of period	$191		$368		$24	$268		$86	$(143)	$794
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0		$0		$0	$0		$0	$(184)	$(184)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to reclassification of level 3 securities from HTM to AFS
(3) Transfer due to sector classification change

Nine Months Ended September 30, 2019
	Fixed Maturity Securities						Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$648
Net investment gains (losses) included in earnings	0	0		0	0		0	(68)	(68)
Unrealized gains (losses) included in other comprehensive income (loss)	6	10		1	12		0	(4)	25
Purchases, issuances, sales and settlements:
Purchases	0	0		0	107		33	0	140
Issuances	0	0		0	0		0	0	0
Sales	0	0		0	(2)		0	0	(2)
Settlements	0	(4)		0	0		0	0	(4)
Transfers into Level 3	0	116	(2)	0	26	(2)	0	0	142
Transfers out of Level 3	0	(25)	(2)	(1)	(132)	(2),(3)	0	0	(158)
Balance, end of period	$183	$206		$23	$224		$79	$8	$723
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$(68)	$(68)
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

September 30, 2020
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$191	Consensus pricing	Offered quotes	N/A			(a)
Public utilities	368	Discounted cash flow	Credit spreads	N/A			(a)
Banks/financial institutions	24	Consensus pricing	Offered quotes	N/A			(a)
Other corporate	268	Discounted cash flow	Credit spreads	N/A			(a)
Equity securities	86	Net asset value	Offered quotes	N/A			(a)
Other assets:
Foreign currency swaps	27	Discounted cash flow	Interest rates (USD)	.71%	-	1.12%	(b)
			Interest rates (JPY)	.03%	-	.35%	(c)
			CDS spreads	23 bps	-	140 bps
	70	Discounted cash flow	Interest rates (USD)	.71%	-	1.12%	(b)
			Interest rates (JPY)	.03%	-	.35%	(c)
Total assets	$1,034
Liabilities:
Other liabilities:
Foreign currency swaps	$197	Discounted cash flow	Interest rates (USD)	.71%	-	1.12%	(b)
			Interest rates (JPY)	.03%	-	.35%	(c)
			CDS spreads	41 bps	-	140 bps
	43	Discounted cash flow	Interest rates (USD)	.71%	-	1.12%	(b)
			Interest rates (JPY)	.03%	-	.35%	(c)
Total liabilities	$240
(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

December 31, 2019
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$178	Consensus pricing	Offered quotes	N/A			(a)
Public utilities	224	Discounted cash flow	Credit spreads	N/A			(a)
Banks/financial institutions	23	Consensus pricing	Offered quotes	N/A			(a)
Other corporate	262	Discounted cash flow	Credit spreads	N/A			(a)
Equity securities	80	Net asset value	Offered quotes	N/A			(a)
Other assets:
Foreign currency swaps	106	Discounted cash flow	Interest rates (USD)	1.89%	-	2.09%	(b)
			Interest rates (JPY)	.12%	-	.43%	(c)
			CDS spreads	10 bps	-	100 bps
	63	Discounted cash flow	Interest rates (USD)	1.89%	-	2.09%	(b)
			Interest rates (JPY)	.12%	-	.43%	(c)
Total assets	$936
Liabilities:
Other liabilities:
Foreign currency swaps	$118	Discounted cash flow	Interest rates (USD)	1.89%	-	2.09%	(b)
			Interest rates (JPY)	.12%	-	.43%	(c)
			CDS spreads	13 bps	-	159 bps
	8	Discounted cash flow	Interest rates (USD)	1.89%	-	2.09%	(b)
			Interest rates (JPY)	.12%	-	.43%	(c)
Total liabilities	$126
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

6.    POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Unpaid supplemental health claims, beginning of period	$4,041	$4,024	$3,968	$3,952
Less reinsurance recoverables	37	31	31	28
Net balance, beginning of period	4,004	3,993	3,937	3,924
Add claims incurred during the period related to:
Current year	1,780	1,806	5,354	5,415
Prior years	(105)	(134)	(408)	(437)
Total incurred	1,675	1,672	4,946	4,978
Less claims paid during the period on claims incurred during:
Current year	1,295	1,421	2,971	3,150
Prior years	249	220	1,811	1,794
Total paid	1,544	1,641	4,782	4,944
Effect of foreign exchange rate changes on unpaid claims	42	(3)	76	63
Net balance, end of period	4,177	4,021	4,177	4,021
Add reinsurance recoverables	40	31	40	31
Unpaid supplemental health claims, end of period	4,217	4,052	4,217	4,052
Unpaid life claims, end of period	759	689	759	689
Total liability for unpaid policy claims	$4,976	$4,741	$4,976	$4,741

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $408 million for the nine-month period ended September 30, 2020 comprises approximately $264 million from Japan, which represents approximately 65% of the total. Excluding the impact of foreign exchange of a gain of approximately $3 million from December 31, 2019 to September 30, 2020, the favorable claims development in Japan would have been approximately $261 million, representing approximately 64% of the total. The remainder of the favorable claims development related to prior years for the nine-month period ended September 30, 2020, reflects Aflac U.S. favorable claims experience compared to previous estimates, primarily in cancer and accident lines of business.

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

The decrease in current year incurred claims in 2020 primarily reflects a decrease in Aflac U.S. claims as a result of reduced accidents, wellness medical visits and routine procedures due to shelter-in-place orders and heightened social distancing due to COVID-19.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion as of both September 30, 2020 and December 31, 2019, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $1.0 billion and $970 million as of September 30, 2020 and December 31, 2019, respectively. The increase in the reinsurance recoverable balance was driven by the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 3.6% and ceded reserves increased approximately 3.5% from December 31, 2019 to September 30, 2020.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Direct premium income	$4,711	$4,823	$14,236	$14,365
Ceded to other companies:
Ceded Aflac Japan closed blocks	(116)	(121)	(349)	(361)
Other	(22)	(17)	(69)	(50)
Assumed from other companies:
Retrocession activities	49	51	146	151
Other	1	0	5	4
Net premium income	$4,623	$4,736	$13,969	$14,109

Direct benefits and claims	$3,051	$3,106	$9,054	$9,185
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(103)	(111)	(314)	(331)
Eliminations	10	11	29	31
Other	(10)	(18)	(54)	(41)
Assumed from other companies:
Retrocession activities	47	49	133	144
Eliminations	(10)	(11)	(29)	(31)
Other	0	1	3	1
Benefits and claims, net	$2,985	$3,027	$8,822	$8,958

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥120 billion of reserves. This reinsurance facility agreement was renewed in 2019 and is effective until December 31, 2020. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2020, the Company has not executed a reinsurance treaty under this committed reinsurance facility.

8.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2020	December 31, 2019
4.00% senior notes paid January 2020	$0	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	747	747
3.25% senior notes due March 2025	447	448
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	990	0
6.90% senior notes due December 2039	221	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	117	0
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	565	545
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	119	114
.550% senior notes due March 2030 (principal ¥13.3 billion)	125	0
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	275	266
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	87	84
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	194	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	143	138
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	92	88
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	99	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	83	81
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	59	57
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	563	543
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	282	272
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2020 and .32% in 2019, principal amount ¥5.0 billion)	47	45
Variable interest rate loan due September 2029 (.57% in 2020 and .47% in 2019, principal amount ¥25.0 billion)	235	227
Finance lease obligations payable through 2027	11	12
Operating lease obligations payable through 2049	139	149
Total notes payable and lease obligations	$7,825	$6,569
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

A summary of the Company's lines of credit as of September 30, 2020 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 18, 2020	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) LIBOR adjusted for certain costs or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2020	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2021	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 25, 2020	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 7, 2021	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 20, 2021	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 20, 2021	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
AGV Management Services Japan K.K.(1)	uncommitted revolving	364 days	May 1, 2021	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 1, 2021	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2020. No events of default or defaults occurred during the nine-month period ended September 30, 2020.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

9.    INCOME TAXES

The Company uses a full year estimated annual effective tax rate to calculate total income tax expense on interim quarters. In addition, the Company discretely recognizes certain other items in the period in which they occur. The estimated annual effective tax rate is calculated as the ratio of projected total income tax expense divided by projected earnings before income taxes for the year. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the year.

The Company’s consolidated effective income tax rate on pretax earnings was (112.9)% and 25.0% for the three-month periods and (30.0)% and 25.5% for the nine-month periods ended September 30, 2020 and 2019, respectively. This combined effective tax rate differs from the U.S. statutory rate primarily due to the release of certain valuation allowances discussed below.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended March 31, 2020. For the nine-month period ended September 30, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

On September 29, 2020, the U.S. Treasury and Internal Revenue Service issued Final and Proposed Regulations which address, among other items, the allocation of insurance expenses in the calculation of the foreign tax credit limitation. These regulations clarify how insurance related expenses are allocated and apportioned for this purpose. The Company had previously established valuation allowances on deferred foreign tax credits due to the uncertainty that previously existed. Under the guidance of these regulations, the Company recognized a one-time income tax benefit of $1.4 billion due to the release of these valuation allowances which were predominantly established on the Company’s deferred foreign tax credit benefits. The Company has determined that this will also reduce its effective tax rate in future periods, subject to any future changes in U.S. tax policy.

10.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2020	2019
Common stock - issued:
Balance, beginning of period	1,349,309	1,347,540
Exercise of stock options and issuance of restricted shares	1,546	1,650
Balance, end of period	1,350,855	1,349,190
Treasury stock:
Balance, beginning of period	622,516	592,254
Purchases of treasury stock:
Share repurchase program	26,108	23,126
Other	541	589
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,584)	(1,232)
Exercise of stock options	(49)	(382)
Other	(251)	(295)
Balance, end of period	647,281	614,060
Shares outstanding, end of period	703,574	735,130

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Anti-dilutive share-based awards	592	1	857	8

Share Repurchase Program

During the first nine months of 2020, the Company repurchased 26.1 million shares of its common stock for $1.0 billion as part of its share repurchase program. During the first nine months of 2019, the Company repurchased 23.1 million shares of its common stock for $1.2 billion as part of its share repurchase program. In August 2020, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of September 30, 2020, a remaining balance of 110.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at June 30, 2020	$(1,469)	$8,532	$(36)	$(277)	$6,750
Other comprehensive income (loss) before reclassification	179	995	1	(5)	1,170
Amounts reclassified from accumulated other comprehensive income (loss)	0	(7)	0	4	(3)
Net current-period other comprehensive income (loss)	179	988	1	(1)	1,167
Balance at September 30, 2020	$(1,290)	$9,520	$(35)	$(278)	$7,917
All amounts in the table above are net of tax.

Three Months Ended September 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at June 30, 2019	$(1,455)	$8,055	$(27)	$(209)	$6,364
Other comprehensive income (loss) before reclassification	(24)	884	(6)	(2)	852
Amounts reclassified from accumulated other comprehensive income (loss)	0	31	0	4	35
Net current-period other comprehensive income (loss)	(24)	915	(6)	2	887
Balance at September 30, 2019	$(1,479)	$8,970	$(33)	$(207)	$7,251
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	333	20	(2)	(18)	333
Amounts reclassified from accumulated other comprehensive income (loss)	0	104	0	17	121
Net current-period other comprehensive income (loss)	333	124	(2)	(1)	454
Balance at September 30, 2020	$(1,290)	$9,520	$(35)	$(278)	$7,917
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Investment Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2018	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	368	4,737	(9)	(4)	5,092
Amounts reclassified from accumulated other comprehensive income (loss)	0	(1)	0	9	8
Net current-period other comprehensive income (loss)	368	4,736	(9)	5	5,100
Balance at September 30, 2019	$(1,479)	$8,970	$(33)	$(207)	$7,251
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2020
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$13	Net investment gains (losses)
	(6)	Tax (expense) or benefit(1)
	$7	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(7)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	3	Tax (expense) or benefit(1)
	$(4)	Net of tax
Total reclassifications for the period	$3	Net of tax
(1) Based on 21% tax rate, with a cumulative adjustment to the first six months of 2020 due to the effects of Final and Proposed Regulations released on September 29, 2020. See Note 9 of the Notes to the Consolidated Financial Statements.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Three Months Ended September 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(41)	Net investment gains (losses)
	10	Tax (expense) or benefit(1)
	$(31)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(5)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	1	Tax (expense) or benefit(1)
	$(4)	Net of tax
Total reclassifications for the period	$(35)	Net of tax
(1) Based on 25% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Nine Months Ended September 30, 2020
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(132)	Net investment gains (losses)
	28	Tax (expense) or benefit(1)
	$(104)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(22)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	5	Tax (expense) or benefit(1)
	$(17)	Net of tax
Total reclassifications for the period	$(121)	Net of tax
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

(In millions)	Nine Months Ended September 30, 2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$1	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$1	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(12)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	3	Tax (expense) or benefit(1)
	$(9)	Net of tax
Total reclassifications for the period	$(8)	Net of tax
(1) Based on 26% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12 for additional details).

11.    SHARE-BASED COMPENSATION

In June 2020, the Company transitioned from E*Trade Financial Corporate Services, Inc. to Fidelity Management Trust Company as the trustee and recordkeeper of the Company's long-term share-based compensation plans.

As of September 30, 2020, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2020, approximately 37.9 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2020, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at September 30, 2020.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	3,288	4.0	$21	$30.18
Exercisable	3,229	3.9	21	30.08

The Company received cash from the exercise of stock options in the amount of $9 million during the first nine months of 2020, compared with $36 million in the first nine months of 2019. The tax benefit realized as a result of stock option exercises and restricted stock releases was $19 million in the first nine months of 2020, compared with $26 million in the first nine months of 2019.

As of September 30, 2020, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards was $46 million, of which $20 million (1 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30, 2020.

(In thousands of shares)	Shares		Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2019	2,715	(1)	$43.74
Granted in 2020	1,494		45.97
Canceled in 2020	(58)		49.70
Vested in 2020	(1,556)		35.20
Restricted stock at September 30, 2020	2,595		$48.69
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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $6 million for the three-month periods and $18 million for the nine-month periods ended September 30, 2020 and 2019, respectively. Total net periodic cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$6	$6	$7	$5	$0	$0
Interest cost	1	1	9	10	0	0
Expected return on plan assets	(2)	(2)	(9)	(8)	0	0
Amortization of net actuarial loss	1	1	6	3	0	1
Net periodic (benefit) cost	$6	$6	$13	$10	$0	$1

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$18	$16	$21	$17	$0	$0
Interest cost	3	4	25	28	1	1
Expected return on plan assets	(6)	(5)	(27)	(22)	0	0
Amortization of net actuarial loss	3	3	18	8	1	1
Net periodic (benefit) cost	$18	$18	$37	$31	$2	$2

During the nine months ended September 30, 2020, Aflac Japan contributed approximately $28 million (using the weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2020) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report.

13.    COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2020, the Company entered into an outsourcing agreement with an information technology and data services company to provide application maintenance and development services for its Japanese operation. As of September 30, 2020, the agreement has a remaining term of five years and an aggregate remaining cost of ¥14.5 billion ($137 million using the September 30, 2020, exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by September 30, 2020. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the nine-month period ended September 30, 2020 were immaterial.

14.    SUBSEQUENT EVENTS

On October 26, 2020, the Company entered into an agreement to purchase approximately $200 million in newly issued common stock of Trupanion, Inc., a provider of medical insurance for pets in the United States and Canada. The Company closed on approximately $60 million of this transaction on October 26, 2020. Subject to regulatory approvals and customary closing conditions, the remainder of this transaction is expected to close in the fourth quarter of 2020 and result in the Company owning approximately 9% of the outstanding common stock of Trupanion, Inc. The Company also announced that it has entered into an alliance agreement with Trupanion, Inc. to sell pet insurance on an exclusive basis in the United States, subject to certain exceptions, and to explore on an exclusive basis potential distribution opportunities for pet insurance in Japan.

In October 2020, Aflac U.S. made a $100 million contribution to the U.S. funded defined benefit plan.

In September 2020, the Company announced a voluntary separation program for certain U.S. employees. The program provides eligible employees with a severance package, including twelve months of salary, the employee's targeted bonus payout for 2020 and one year of Consolidated Omnibus Budget Reconciliation Act (COBRA) or retiree medical, if eligible. The volunteer period opened on September 15, 2020 and closed October 1, 2020. Employees accepted into this program were notified in October 2020 and the Company expects transitions to be completed by December 31, 2020. The Company expects to take a one-time severance charge related to the program in the fourth quarter of 2020 of approximately $45 million.

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•the effects of COVID-19, and any resulting economic effects and government interventions, on the Company's business and financial results
•ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•events related to the Japan Post investigation and other matters
•competitive environment and ability to anticipate and respond to market trends
•difficult conditions in global capital markets and the economy
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems
•defaults and credit downgrades of investments
•exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•catastrophic events including, but not necessarily limited to, epidemics, pandemics (such as the coronavirus COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•extensive regulation and changes in law or regulation by governmental authorities
•foreign currency fluctuations in the yen/dollar exchange rate
•decline in creditworthiness of other financial institutions
•significant valuation judgments in determination of amount of impairments taken on the Company's investments
•U.S. tax audit risk related to conversion of the Japan branch to a subsidiary
•subsidiaries' ability to pay dividends to the Parent Company
•decreases in the Company's financial strength or debt ratings
•inherent limitations to risk management policies and procedures
•concentration of the Company's investments in any particular single-issuer or sector
•differing judgments applied to investment valuations
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three- and nine-month periods ended September 30, 2020 and 2019, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2019 (2019 Annual Report). In this MD&A, amounts may not foot due to rounding. For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part II. Other Information.
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

COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The impact of COVID-19 on the Company continues to evolve, and its future effects remain uncertain. The Company continues to closely monitor the effects and risks of COVID-19 to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position in a number of ways, and may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other guidance the Company provided under 2020 Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2019 Annual Report.

The Company’s efforts and other developments are outlined below.

•Liquidity and Capital Resources

The Company entered the crisis in a strong capital and liquidity position, having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1.0 billion in senior notes through public debt offerings under its U.S. shelf registration statement. Accordingly, as of September 30, 2020 the Company held approximately $5.6 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion held to provide a capital buffer and liquidity support at the holding company. Even after these debt offerings, the Company’s leverage ratio remains at levels that the Company believes are adequate to maintain current ratings and leave capacity for further debt issuances. The Company has available liquidity in its unsecured revolving credit facilities of $1 billion and ¥100.0 billion, respectively, and currently has no borrowings under either of these facilities. In April 2020, Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs and subject to qualified collateral availability and other conditions. The Company has the ability to adjust cash flow management from other sources of liquidity including reinvestment cash flows and selling investments.

The Company remains committed to prudent liquidity and capital management and is taking a tactical approach to capital allocation. In terms of repurchase guidance, the Company remains in the market and is being tactical in its approach to repurchasing its stock. The Company believes that this approach will allow it to increase or decrease repurchase activity depending on how the pandemic and market conditions evolve.

The Company is committed to maintaining a strong Aflac Japan solvency margin ratio (SMR) and Aflac U.S. risk-based capital (RBC) ratios. While the SMR is particularly sensitive to market volatility resulting from widening of credit spreads, both SMR and RBC are sensitive to credit downgrades and defaults. The Company has capital tools available to increase SMR and RBC including the reduction of subsidiary dividends paid to the Parent Company by its insurance subsidiaries and Parent Company capital contributions to insurance subsidiaries sourced through cash on hand, proceeds from debt issuances or by drawing on the revolving credit facilities noted above. For example, the Parent Company made a capital contribution of $150 million to CAIC in May 2020. The Company also has a committed reinsurance facility in the amount of approximately ¥120 billion of reserves that could be deployed to support SMR. Additionally, Aflac Japan has to date reduced dividends it provides to the Parent Company in 2020 by ¥75 billion compared to initial 2020 plans. Taking into consideration the strong liquidity position of the Parent Company as well as the continuing development of economic conditions in Japan and the U.S., the Company currently plans to defer the payment of further subsidiary dividends to the Parent

Company until the fourth quarter of 2020. Further dividend delays or reductions may be undertaken as the Company continues to monitor developments. The Company intends to maintain the RBC ratio for Aflac in the 525% to 575% range for 2020.

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

•Investment Portfolio

The Company's investment portfolio was well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and de-risking activity in prior periods contributed to the current quality of the Company’s investments. The Company continued with de-risking activity in the third quarter, reducing positions in the portfolios seen as more vulnerable in the current environment. Although economic and market conditions improved throughout much of the quarter, the Company remains cautious about the continued path of the recovery and the potential longer term impacts on certain sectors most vulnerable to the impacts of the pandemic. The Company continues seeking ways to improve the health of the portfolio through de-risking and other repositioning actions. Certain investments have been adversely impacted with credit rating downgrades and increased price volatility, including investments in issuers that faced an immediate and severe impact such as those in travel and lodging, leisure, non-emergency medical and energy sectors. The Company continues working with issuers to provide temporary relief of terms by providing payment deferrals and other modifications where the Company believes it improves its overall position. For additional information on these loan modifications, see Note 3 of the Notes to the Consolidated Financial Statements.

Markets have stabilized from the extreme volatility seen at the outset of the crisis, although issuers continue to be affected by reduced business activity and consumer demand. Volatility in oil prices and reduction in global energy demand continue to adversely impact issuers in the energy sector. Due to the decline in U.S. interest rates, and limitations on the availability of new investments in certain private asset classes such as middle market loans, commercial mortgages and transitional real estate, net investment income may be adversely impacted over time from lower reinvestment rates for fixed maturity investments and lower interest on floating rate assets. Net investment income may not fully reflect activity during the quarter because certain investments, such as private limited partnerships, typically report their results to the Company one to three months following the end of the reporting period. Therefore, the increase in net investment income from these investments in the third quarter reflects to some extent price increases in publicly traded equities during the second quarter. There are a number of factors that impact private limited partnership income, but the Company expects public equity markets to be a favorable driver to this component of net investment income in the fourth quarter, based on the positive performance of leading equity indices during the third quarter, such as the S&P 500 and Russell 2000. The Company continues to make tactical adjustments to its investment portfolios in response to the crisis, and continues to assess its investment strategy and asset allocation to identify additional tactical adjustments that may be necessary due to the continuing recession.

•Crisis Management

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

•Aflac Japan initiatives

In February 2020, Aflac Japan began to implement actions such as working from home, staggered work hours, limitations on the number of personnel attending in-person meetings and restrictions on traveling between buildings and floors in Aflac Japan worksites. On April 7, 2020, the Japan government declared a state of emergency in seven prefectures including Tokyo and Osaka and requested that companies in these prefectures reduce the number of employees coming into the office by 70% or more. Accordingly, Aflac Japan implemented increasing levels of remote working levels for its work force toward the requested level. On April 16, 2020, the state of emergency was expanded nationwide in Japan, and on May 25, 2020, the state of emergency was lifted nationwide. As of September 30, 2020, Aflac Japan has approximately 50% of its workforce working from home. Aflac Japan is evaluating return to the office measures; however, Aflac Japan anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations.

Aflac Japan has announced several additional actions taken for its employees including travel restrictions and extended paid leave.

Aflac Japan remains focused on generating new business through direct mail made to existing and prospective customers. In addition, Aflac Japan is promoting digital and web-based sales to groups and introduced a new system that enables smartphone-based insurance application by allowing the customer and an Aflac operator to see the same screen through their smartphones. Face-to-face sales have been challenged and are having an impact on sales results. During the third quarter, Aflac Japan experienced a sales decline of 32.0% on a yen basis, compared to the third quarter of 2019, due to the effects of the pandemic. See the Aflac Japan Segment of this MD&A for additional information regarding sales in the Japan Post channel and the strategic alliance with Japan Post.

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

To assist with the COVID-19 pandemic, Aflac Japan has donated ¥500 million to the Japan Medical Associations and to identified municipalities where Aflac Japan has operations.

•Aflac U.S. and Corporate and Other initiatives

The Parent Company and Aflac U.S. began to implement Company mandates including restrictions on travel and in-person meetings applicable to U.S. employees beginning in February 2020 and required work from home directives across their U.S. work force in March 2020. As of September 30, 2020, approximately 95% of employees were working remotely, with 100% of employees working remotely in certain areas including New York City, including all investment employees based in the U.S. The Company currently anticipates that a return to the worksite for U.S. based employees of the Parent Company and Aflac U.S. will be conducted in phases beginning no sooner than early 2021, subject to factors including the availability of treatments and vaccines, the return schedule of school systems and the availability of child care, the number of COVID–19 cases and the COVID–19 replication rate in areas of the U.S. where the Company has significant operations. However, Aflac U.S. anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations. The Parent Company and Aflac U.S. continue to maintain employee and worksite safety measures including travel restrictions, building access restrictions and in-person meeting restrictions.

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

Opportunities for such interaction have been significantly reduced by reactions to the pandemic, such as social distancing, shelter in place orders and work from home initiatives. In addition, licensure of newly recruited agents has been delayed in some states due to the unavailability or difficulty of temporary licenses or online training. Further, despite government stimulus measures, the economic effects of the pandemic on prospective and existing customers is still largely unknown. Similar to Aflac Japan, the Aflac U.S. sales team is working to adjust its sales approach given the reduction in face-to-face sales. Key elements to this approach include realizing sales at the worksite through an enrollment call center, video enrollment through co-browsing and self-enrollment. The traditional agent sales team is also using virtual recruiting and training through video conferencing in order to maintain or increase the recruiting pipeline. The Aflac U.S. broker sales team is focused on product enhancements due to COVID-19 as well as leveraging technology based solutions to drive enrollment. Finally, Aflac U.S. is in its second year of the build-out of the Consumer Markets business for the digital direct-to-consumer sale of insurance and sales made through that platform have continued to grow.

Face-to-face sales have been challenged and are having an impact on sales results. During the three- and nine-month periods ended September 30, 2020, Aflac U.S. experienced a sales decline of 35.7% and 32.7%, respectively, compared to the same respective periods in 2019, reflecting the impacts of the pandemic. The Aflac U.S. benefit ratio decreased in the three-month period ended September 30, 2020, as compared to the same period in 2019; however, the ratio increased in comparison to the second quarter of 2020, which management believes may indicate the beginning of a return to levels seen over the past several years. The Company expanded a previously piloted wellness initiative in the third quarter, using digital and direct account engagement to raise awareness among policyholders as to the availability of valuable wellness benefits. The Company estimates this effort had approximately $14 million impact on incurred claim in the third quarter.

Aflac U.S. is encouraging policyholders who are displaying COVID-19 symptoms to seek treatment and is paying wellness benefits on applicable policies for COVID-19 tests, when completed claims are submitted. Aflac U.S. is also providing coverage for treatment in temporary facilities and by telemedicine in certain circumstances.

During the first nine months of 2020, Aflac U.S. took steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. As of September 30, 2020, premium grace periods remained in effect in 13 states. Although aggregate policy lapses decreased from the prior year, Aflac U.S. experienced an increase in policy lapses in the third quarter of 2020 in certain states where premium grace periods expired and government stimulus measures discussed below were not renewed or initiated. If the premium grace periods continue to expire throughout 2020, Aflac U.S. would expect an increase in lapse rates.

In light of the anticipated combined effects of reduced sales and persistency, Aflac U.S. currently expects 2020 earned premium results in the range of flat to a decline of 3% compared with 2019. In September 2020, the Company announced a voluntary separation program for certain U.S. employees. The program provides eligible employees with a severance package, including twelve months of salary, the employee's targeted bonus payout for 2020 and one year of Consolidated Omnibus Budget Reconciliation Act (COBRA) or retiree medical, if eligible. The volunteer period opened on September 15, 2020 and closed October 1, 2020. Employees accepted into this program were notified in October 2020 and the Company expects transitions to be completed by December 31, 2020. The Company expects to take a one-time severance charge related to the program in the fourth quarter of 2020 of approximately $45 million.

To date, the Parent Company has contributed $6 million to organizations that are providing assistance for health care workers assisting with the COVID-19 pandemic.

•Major government initiatives

Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy.

On April 7, 2020, Prime Minister Abe issued a state of emergency declaration targeting seven prefectures based on the revised Act on Special Measures for Pandemic Influenza and New Infectious Diseases Preparedness and Response. On April 16, 2020, the state of emergency was expanded to all 47 prefectures. The state of emergency was lifted in phases, with 39 prefectures released on May 14, 2020, three additional prefectures released on May 21, and the state of emergency lifted nationwide on May 25. On June 19, 2020, restrictions on intraprefecture travel were lifted. Japanese Prime Minister Shinzo Abe announced his retirement on August 28, 2020. Chief

Cabinet Secretary Yoshihide Suga was elected Liberal Democratic Party President on September 14, 2020 and elected Prime Minister on September 16, 2020. Prime Minister Suga has indicated his intention to further Abe's policies, including efforts to counter the effects of COVID-19.

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

The U.S. government took action in response to the COVID-19 pandemic by providing broad-based relief and economic support to all aspects of the economy.

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

Performance Highlights

Total revenues were $5.7 billion in the third quarter of 2020, compared with $5.5 billion in the third quarter of 2019. Net earnings were $2.5 billion, or $3.44 per diluted share in the third quarter of 2020, compared with $777 million, or $1.04 per diluted share, in the third quarter of 2019. The increase in net earnings and net earnings per diluted share in the third quarter of 2020 reflects a $1.4 billion benefit primarily from the release of valuation allowances on deferred foreign tax credits, which were allowed due to newly released U.S. tax regulations.

Total revenues were $16.2 billion in the first nine months of 2020, compared with $16.7 billion in the first nine months of 2019. Net earnings were $3.8 billion, or $5.31 per diluted share in the first nine months of 2020, compared with $2.5 billion, or $3.37 per diluted share, in the first nine months of 2019. The decline in total revenues in the first nine months of 2020 was driven primarily by an increase in net investment losses. The increase in net earnings and net earnings per diluted share in 2020 reflects a $1.4 billion benefit primarily from the release of valuation allowances on deferred foreign tax credits, which were allowed due to newly released U.S. tax regulations.

Results in the third quarter of 2020 included pretax net investment gains of $108 million, compared with net investment losses of $153 million in the third quarter of 2019. Net investment gains in the third quarter of 2020 included $142 million of gains, reflecting a decline in the allowances associated the Company's estimate of current expected credit losses (CECL); $48 million of net losses from certain derivative and foreign currency gains or losses; $12 million of net gains on equity securities; and $2 million of net gains from sales and redemptions.

Results in the first nine months of 2020 included pretax net investment losses of $525 million, compared with net investment losses of $147 million in the first nine months of 2019. Net investment losses in the first nine months of 2020 included $179 million of credit losses primarily driven by increases in CECL allowances; $183 million of net losses from certain derivative and foreign currency gains or losses; $106 million of net losses on equity securities; and $57 million of net losses from sales and redemptions.
The average yen/dollar exchange rate(1) for the three-month period ended September 30, 2020 was 106.23, or 1.0% stronger than the average yen/dollar exchange rate of 107.31 for the same period in 2019. The average yen/dollar exchange rate(1) for the nine-month period ended September 30, 2020 was 107.63, or 1.4% stronger than the average yen/dollar exchange rate of 109.16 for the same period in 2019.
Adjusted earnings(2) in the third quarter of 2020 were $994 million, or $1.39 per diluted share, compared with $863 million, or $1.16 per diluted share, in the third quarter of 2019, reflecting an increase of 15.2%, driven primarily by favorable effective tax rates. This increase includes a cumulative adjustment of $202 million, or $0.28 per share, with respect to the first nine months of 2020, of which $69 million, or $0.10 per share, related to the third quarter of 2020. The slightly stronger yen/dollar exchange rate did not have a significant impact on adjusted earnings per diluted share. Adjusted earnings(2) in the first nine months of 2020 were $2.8 billion, or $3.88 per diluted share, compared with $2.6 billion, or $3.41 per diluted share, in the first nine months of 2019. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $.02.
Total investments and cash at the end of September 2020 were $146.1 billion, compared with $139.5 billion at September 30, 2019. In the first nine months of 2020, Aflac Incorporated repurchased $1.0 billion, or 26.1 million of its common shares. At the end of September 2020, the Company had 110.9 million remaining shares authorized for repurchase.

Shareholders’ equity was $32.5 billion, or $46.16 per share, at September 30, 2020, compared with $29.4 billion, or $40.04 per share, at September 30, 2019. Shareholders’ equity at September 30, 2020 included a net unrealized gain on investment securities and derivatives of $9.5 billion, compared with a net unrealized gain of $8.9 billion at September 30, 2019. Shareholders’ equity at September 30, 2020 also included an unrealized foreign currency translation loss of $1.3 billion, compared with an unrealized foreign currency translation loss of $1.5 billion at September 30, 2019. The annualized return on average shareholders’ equity in the third quarter of 2020 was 31.7%, driven primarily by a benefit from new tax regulations.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $24.6 billion, or $34.91 per share at September 30, 2020, compared with $22.2 billion, or $30.18 per share, at September 30, 2019. The annualized adjusted return on equity excluding foreign currency impact(2) in the third quarter of 2020 was 16.8%.

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

The Company defines the non-U.S. GAAP financial measures included in this filing as follows:

•Adjusted earnings are the profits derived from operations. The most comparable U.S. GAAP measure is net earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance.

•Adjusted earnings per share (basic or diluted) are adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The most comparable U.S. GAAP measure is net earnings per share.

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency-derivatives to hedge certain foreign exchange risks in the Company's Japan segment or in the Corporate and Other segment. These amortized hedge costs/income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight line basis over the term of the hedge. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income.

•Adjusted earnings excluding current period foreign currency impact are computed using the average foreign currency exchange rate for the comparable prior-year period, which eliminates fluctuations driven solely by foreign currency exchange rate changes. The most comparable U.S. GAAP measure is net earnings.

•Adjusted earnings per diluted share excluding current period foreign currency impact are adjusted earnings excluding current period foreign currency impact divided by the weighted average outstanding diluted shares for the period presented. The most comparable U.S. GAAP measure is net earnings per share.

•U.S. dollar-denominated investment income excluding foreign currency impact is determined using the average foreign currency exchange rate for the comparable prior year period.

•Adjusted book value is the U.S. GAAP book value (representing total shareholders' equity), less AOCI as recorded on the U.S. GAAP balance sheet. The Company considers adjusted book value important as it excludes AOCI, which fluctuates due to market movements that are outside management's control.

•Adjusted return on equity (ROE) excluding foreign currency impact is calculated using adjusted earnings excluding current period foreign currency impact divided by average shareholders’ equity, excluding AOCI. The most comparable U.S. GAAP financial measure is return on average equity as determined using net earnings and average total shareholders’ equity.

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP measures of net earnings and net earnings per diluted share, respectively.

Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net earnings	$2,456	$777	$3.44	$1.04	$3,826	$2,523	$5.31	$3.37
Items impacting net earnings:
Net investment (gains) losses (2),(3),(4),(5)	(117)	119	(.16)	.16	497	49	.69	.07
Other and non-recurring (income) loss	1	0	.00	.00	16	1	.02	.00
Income tax (benefit) expense on items excluded from adjusted earnings	72	(33)	.10	(.04)	(125)	(15)	(.17)	(.02)
Tax valuation allowance release (6)	(1,418)	0	(1.99)	.00	(1,418)	0	(1.97)	.00
Adjusted earnings	994	863	1.39	1.16	2,797	2,558	3.88	3.41
Current period foreign currency impact (7)	(3)	N/A	.00	N/A	(17)	N/A	(.02)	N/A
Adjusted earnings excluding current period foreign currency impact	$991	$863	$1.39	$1.16	$2,780	$2,558	$3.86	$3.41
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $51 and $66 for the three-month periods and $155 and $191 for the nine-month periods ended September 30, 2020, and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3) Amortized hedge income of $22 and $21 for the three-month periods and $78 and $61 for the nine-month periods ended September 30, 2020 and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $7 and $(4) for the three-month periods and $7 and $(18) for the nine-month periods ended September 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $13 and $16 for the three-month periods and $43 and $50 for the nine-month periods ended September 30, 2020 and 2019, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of interest expense.
(6) One-time tax benefit recognized in the third quarter of 2020 representing the release of valuation allowances on deferred foreign tax credits due to new tax regulations.
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

Certain Derivative and Foreign Currency Gains (Losses)

The Company's derivative activities include:

•foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio

•foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen

•cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures

•foreign currency swaps that are associated with VIE bond purchase commitments, and investments in special-purpose entities, including VIEs where the Company is the primary beneficiary

•interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments

•interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities.

•bond purchase commitments at the inception of investments in consolidated VIEs

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

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was (112.9)% for the three-month period ended September 30, 2020, compared with 25.0% for the same period in 2019. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was (30.0)% for the nine-month period ended September 30, 2020, compared with 25.5% for the same period in 2019. In 2020, the combined effective tax rate differs from the U.S. statutory rate primarily due to the release of certain valuation allowances established on the Company's deferred foreign tax credit benefits. The release of these valuation allowances was a result of the issuance of Final and Proposed Regulations issued by the U.S. Treasury and Internal Revenue Service on September 29, 2020, and resulted in a one-time income tax benefit of $1.4 billion in the third quarter of 2020. For additional information, see Note 9 of the accompanying Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of the MD&A in the 2019 Annual Report.

The Company expects that its effective tax rate for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See risk factor entitled "Tax rates applicable to the Company may change" in the 2019 Annual Report for more information.

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

During the third quarter, Aflac Japan sales for protection-type first sector and third sector products decreased 32.8% and total sales decreased 32.0% on a yen basis, compared to the same period in 2019, primarily due to continued effects of the COVID-19 pandemic. Sales from Aflac U.S. were down 35.7% in the third quarter of 2020, compared to the same period in 2019, due to social distancing efforts, which eliminated face-to-face sales opportunities beginning in mid-March 2020. The respective Aflac Japan and Aflac U.S. platforms and distribution partners continue to work to adapt to the new environment. The Company continues to monitor the effects of COVID-19 on its operating results and has taken several steps to mobilize its resources to ensure adequate liquidity, a strong capital position, business continuity and employee safety during this pandemic. See the Executive Summary subsection of this MD&A for additional information.

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

•operating ratios
•expense ratio
•new annualized premium sales
•new money yield
•return on average invested assets
•average weekly producer

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net premium income	$3,168	$3,241	$9,476	$9,593
Net investment income: (1)
Yen-denominated investment income	331	357	972	986
U.S. dollar-denominated investment income	383	368	1,122	1,083
Net investment income	714	725	2,094	2,069
Amortized hedge costs related to certain foreign currency exposure management strategies	51	66	155	191
Adjusted net investment income	663	659	1,939	1,878
Other income (loss)	11	12	32	34
Total adjusted revenues	3,842	3,912	11,447	11,505
Benefits and claims, net	2,259	2,268	6,651	6,652
Adjusted expenses:
Amortization of deferred policy acquisition costs	151	179	479	538
Insurance commissions	185	185	553	546
Insurance and other expenses	500	442	1,323	1,265
Total adjusted expenses	835	806	2,355	2,349
Total benefits and adjusted expenses	3,094	3,074	9,006	9,001
Pretax adjusted earnings	$747	$838	$2,442	$2,504
Weighted-average yen/dollar exchange rate	106.23	107.31	107.63	109.16

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net premium income	(2.3)%	2.6%	(1.2)%	(.6)%	(3.3)%	(1.2)%	(2.6)%	(1.0)%
Adjusted net investment income	.6	8.7	3.2	4.3	(.2)	4.0	1.9	3.4
Total adjusted revenues	(1.8)	3.6	(.5)	.2	(2.8)	(.3)	(1.9)	(.3)
Pretax adjusted earnings	(10.9)	10.8	(2.5)	3.9	(11.6)	6.1	(3.8)	3.2
(1) Net interest cash flows from derivatives associated with certain investment strategies of $6 and $(4) for the three-month periods and $5 and $(18) for the nine-month periods ended September 30, 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three- and nine-month periods ended September 30, 2020, Aflac Japan's net premium income decreased, in yen terms, primarily due to an anticipated decrease in first sector premiums as savings products reached premium paid-up status. Adjusted net investment income increased in the nine-month period ended September 30, 2020, primarily due to higher income from U.S. dollar denominated assets and lower hedge costs.
Annualized premiums in force decreased .5% to ¥1.44 trillion as of September 30, 2020, compared with ¥1.50 trillion as of September 30, 2019. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching paid up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $13.6 billion at September 30, 2020, compared with $13.9 billion a year ago.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Nine Months		Three Months		Nine Months
	2020	2019	2020	2019	2020	2019	2020	2019
Adjusted net investment income	(.2)%	4.0%	1.9%	3.4%	.4%	6.1%	2.8	3.6%
Total adjusted revenues	(2.8)	(.3)	(1.9)	(.3)	(2.7)	.0	(1.8)	(.2)
Pretax adjusted earnings	(11.6)	6.1	(3.8)	3.2	(11.1)	7.8	(3.2)	3.4
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2020	2019	2020	2019
Benefits and claims, net	58.8%	58.0%	58.1%	57.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	3.9	4.6	4.2	4.7
Insurance commissions	4.8	4.7	4.8	4.8
Insurance and other expenses	13.0	11.3	11.5	11.0
Total adjusted expenses	21.7	20.6	20.6	20.4
Pretax adjusted earnings	19.4	21.4	21.3	21.7
Ratios to total premiums:
Benefits and claims, net	71.3%	70.0%	70.2%	69.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.8	5.5	5.1	5.6
In the three- and nine-month periods ended September 30, 2020, the benefit ratio increased, compared with the same periods in the prior year. This is primarily due to higher persistency, resulting in an increase in future policy benefit reserves, partially offset by the continued change in mix of first and third sector business as first sector products become paid-up. In the three- and nine-month periods ended September 30, 2020, the adjusted expense ratio increased mainly due to the decrease in total revenues and an increase in expenses related to the paperless and COVID-19 initiatives, which include the expansion of and enhancements to virtual desktops and telework terminals to support a remote workforce, partially offset by lower DAC amortization due to higher persistency. In total, the pretax adjusted profit margin decreased in the three- and nine-month periods ended September 30, 2020. For the full year of 2020, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2020	2019	2020	2019	2020	2019	2020	2019
New annualized premium sales	$119	$172	$339	$560	¥12.6	¥18.5	¥36.4	¥61.2
Increase (decrease) over prior period	(31.0)%	(18.7)%	(39.5)%	(14.4)%	(32.0)%	(21.5)%	(40.4)%	(14.7)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2020	2019	2020	2019
Cancer	55.7%	52.2%	55.3%	59.5%
Medical	32.0	37.5	32.3	30.9
Income support	.9	1.2	1.0	1.2
Ordinary life:
WAYS	.8	.5	.7	.5
Child endowment	.4	.3	.4	.2
Other ordinary life (1)	9.6	7.8	9.6	7.2
Other	.6	.5	.7	.5
Total	100.0%	100.0%	100.0%	100.0%
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
Sales of protection-type first sector and third sector products on a yen basis decreased 32.8% in the third quarter of 2020, compared with the same respective period in 2019. The decline in sales primarily reflects the impact of the COVID-19 pandemic.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which has continued into 2020. For additional information, see the risk factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations," in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2020. Aflac Japan experienced a sharp drop-off in total sales, beginning in the second quarter and continuing into the third quarter, due to the effects of the COVID-19 pandemic and continuing effects of the Japan Post investigation.
Independent corporate agencies and individual agencies contributed 51.7% of total new annualized premium sales for Aflac Japan in the third quarter of 2020, compared with 48.1% for the same period in 2019. Affiliated corporate agencies, which include Japan Post, contributed 41.4% of total new annualized premium sales in the third quarter of 2020, compared with 46.3% in the third quarter of 2019. Japan Post offers Aflac's cancer insurance products in more than 20,000 postal outlets. Notwithstanding the recent reduction in sales of Aflac Japan's cancer products in the Japan Post channel, the Company believes this alliance with Japan Post has and will benefit its cancer insurance sales over the long term. During the three-month period ended September 30, 2020, Aflac Japan recruited 19 new sales agencies. At September 30, 2020, Aflac Japan was represented by more than 8,600 sales agencies, with more than 111,000 licensed sales associates employed by those agencies.

At September 30, 2020, Aflac Japan had agreements to sell its products at 364 banks, approximately 90% of the total number of banks in Japan. Bank channel sales accounted for 6.9% of new annualized premium sales for Aflac Japan in the third quarter of 2020, compared with 5.6% in the third quarter of 2019.

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

On February 28, 2019, the Parent Company entered a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association. Pursuant to the Shareholders Agreement, Japan Post Holdings agreed to cause the Trust to use commercially reasonable efforts to acquire, through open market or private block purchases in the U.S., beneficial ownership of approximately 7% of the Common Stock in connection with the Basic Agreement. According to a Schedule 13G/A filed by Japan Post Holdings with the SEC on January 8, 2020, the Trust had beneficially acquired 6.47% of the outstanding Common Shares as of December 31, 2019. Japan Post Holdings is the sole beneficiary of the Trust. According to a press release by Japan Post Holdings on February 14, 2020, the Trust had completed the planned beneficial acquisition of approximately 7% of the outstanding Common Shares as of February 13, 2020.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$94	$0	$830	$583
Private placements	154	92	267	985
Other fixed maturity securities	45	168	316	524
Equity securities	121	79	263	199
Total yen-denominated	$414	$339	$1,676	$2,291

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$314	$738	$1,231	$2,260
Infrastructure debt	0	10	55	20
Collateralized loan obligations	99	0	99	0
Equity securities	0	29	0	58
Commercial mortgage and other loans:
Transitional real estate loans	152	398	617	1,069
Commercial mortgage loans	0	197	12	235
Middle market loans	238	274	1,665	962
Other investments	60	19	158	92
Total dollar-denominated	$863	$1,665	$3,837	$4,696
Total Aflac Japan purchases	$1,277	$2,004	$5,513	$6,987

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2020	2019	2020	2019
Total purchases for the period (in millions) (1)	$1,217	$1,985	$5,355	$6,895
New money yield (1), (2)	3.14%	3.98%	3.73%	3.64%
Return on average invested assets (3)	2.35	2.40	2.33	2.34
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.62%	2.62%	2.62%	2.62%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended September 30, 2020 was primarily due to lower U.S. interest rates. The increase in the Aflac Japan new money yield in the nine-month period ended September 30, 2020 was primarily due to increased allocations to higher yielding floating rate asset classes.

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
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net premium income	$1,407	$1,445	$4,348	$4,365
Net investment income (1)	175	183	523	540
Other income	24	2	78	6
Total adjusted revenues	1,606	1,630	4,949	4,911
Benefits and claims	679	710	2,038	2,162
Adjusted expenses:
Amortization of deferred policy acquisition costs	141	139	435	429
Insurance commissions	140	145	439	444
Insurance and other expenses	316	301	955	880
Total adjusted expenses	597	585	1,829	1,753
Total benefits and adjusted expenses	1,277	1,295	3,867	3,915
Pretax adjusted earnings	$329	$335	$1,082	$996
Percentage change over previous period:
Net premium income	(2.6)%	1.3%	(.4)%	2.0%
Net investment income	(4.4)	(2.1)	(3.1)	(.7)
Total adjusted revenues	(1.5)	0.9	.8	1.7
Pretax adjusted earnings	(1.8)	.3	8.6	(1.5)
(1) Net interest cash flows from derivatives associated with certain investment strategies of $1 for the three-month period and $2 for the nine-month period ended September 30, 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
Annualized premiums in force decreased 2.9% to $6.0 billion at September 30, 2020, compared with $6.1 billion at September 30, 2019. Net investment income decreased primarily due to the lower interest rate environment and ongoing capital management activity.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2020	2019	2020	2019
Benefits and claims	42.3%	43.6%	41.2%	44.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.8	8.5	8.8	8.7
Insurance commissions	8.7	8.9	8.9	9.0
Insurance and other expenses	19.7	18.5	19.3	17.9
Total adjusted expenses	37.2	35.9	37.0	35.7
Pretax adjusted earnings	20.5	20.6	21.9	20.3
Ratios to total premiums:
Benefits and claims	48.3%	49.1%	46.9%	49.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	10.0	9.6	10.0	9.8

For the three-month period ended September 30, 2020, the benefit ratio decreased compared with the same period in 2019; however, the ratio increased in comparison to the second quarter of 2020, which management believes may indicate the beginning of a return to levels seen over the past several years. For the nine-month period ended September 30, 2020, the benefit ratio decreased compared with the same period in 2019, reflecting reduced accidents, wellness medical visits and routine procedures due to shelter-in-place orders and heightened social distancing due to COVID-19. The adjusted expense ratio increased in the three- and nine-month periods ended September 30, 2020, when compared with the same periods in 2019, primarily due to anticipated spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience, and TPA related expenses from the acquisition of Argus, as well as lower unit cost capitalization reflecting a third quarter decline in sales and lower general administrative expense due to lower sales, travel and claims activity. The pretax adjusted profit margin increased in the nine-month period, when compared with the same period in 2019, due to lower benefit ratios, offset somewhat by higher expense ratios. For the full year of 2020, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2020	2019	2020	2019
New annualized premium sales	$221	$334	$705	$1,046
Increase (decrease) over prior period	(35.7)%	(4.2)%	(32.7)%	(1.6)%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2020	2019	2020	2019
Accident	26.4%	29.0%	26.6%	28.8%
Short-term disability	24.2	22.6	23.3	23.3
Critical care(1)	20.5	20.9	20.8	20.6
Hospital indemnity	16.8	16.1	16.9	15.8
Dental/vision	5.0	5.0	4.5	5.0
Life	7.1	6.4	7.9	6.5
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, decreased 41.6%; short-term disability sales decreased 31.0%; critical care insurance sales (including cancer insurance) decreased 36.9%; and hospital indemnity insurance sales decreased 33.0% in the third quarter of 2020, compared with the same period in 2019. Primarily, the decline is sales for Aflac U.S. is attributable COVID-19 social distancing efforts, which limited face-to-face sales opportunities beginning in mid-March 2020. See the Executive Summary section entitled "COVID-19" of this MD&A for additional information.

In the third quarter of 2020, the Aflac U.S. sales force included an average of approximately 5,500 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

In March 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, entered into an agreement to acquire Zurich North America’s U.S. Corporate Life and Pensions business, which consists of group life, disability and absence management products. Aflac and Aflac New York will reinsure on an indemnity basis Zurich North America’s U.S. in-force group life and disability policies with annualized earned premium in the anticipated range of $115 million. Aflac will also acquire assets needed to support the group life and disability business, along with an absence management platform. Subject to regulatory approvals and customary closing conditions, this transaction is expected to close in the fourth quarter of 2020.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Fixed maturity securities:
Other fixed maturity securities	$166	$73	$434	$947
Infrastructure debt	0	5	20	78
Collateralized loan obligations	56	0	67	0
Equity securities	0	16	5	43
Commercial mortgage and other loans:
Transitional real estate loans	43	82	88	224
Commercial mortgage loans	0	35	37	104
Middle market loans	20	18	63	74
Other investments	7	2	18	10
Total Aflac U.S. Purchases	$292	$231	$732	$1,480

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2020	2019	2020	2019
Total purchases for period (in millions) (1)	$285	$229	$714	$1,470
New money yield (1), (2)	2.80%	4.58%	3.24%	4.49%
Return on average invested assets (3)	4.75	5.09	4.86	5.07
Portfolio book yield, end of period (1)	5.26%	5.40%	5.26%	5.40%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three- and nine-month periods ended September 30, 2020 was primarily due to lower U.S. interest rates. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.

Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Premium income	$49	$51	$146	$151
Net investment income	14	23	59	65
Amortized hedge income related to certain foreign currency management strategies	22	21	78	61
Adjusted net investment income	36	44	137	126
Other income	2	2	9	10
Total adjusted revenues	87	97	292	287
Benefits and claims, net	47	49	134	144
Adjusted expenses:
Interest expense	44	33	120	100
Other adjusted expenses	35	32	107	105
Total adjusted expenses	79	65	227	205
Total benefits and adjusted expenses	126	114	361	349
Pretax adjusted earnings	$(39)	$(17)	$(69)	$(62)

Adjusted net investment income benefited from the Company’s enterprise corporate hedging program in the three- and nine-month periods ended September 30, 2020 and 2019, respectively. Beginning in 2020, net investment income also includes the Company's portion of earnings from its strategic equity investment in an asset management company. See the Hedging Activities subsection of this MD&A for further information on the enterprise corporate hedging program. The increase in interest expense in the three- and nine-month periods ended September 30, 2020, as compared to the same periods in 2019, is primarily due to the issuance of five series of senior notes in March and April 2020. See Note 8 of the Notes to the Consolidated Financial Statements for more information on these senior notes.

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

The following tables detail investments by segment.

Investment Securities by Segment

	September 30, 2020
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$86,536	$14,630	$1,962	$103,128
Held to maturity, fixed maturity securities, at amortized cost (1)	23,937	0	0	23,937
Equity securities	624	68	83	775
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,702	889	0	5,591
Commercial mortgage loans (1)	1,279	425	0	1,704
Middle market loans (1)	3,264	263	0	3,527
Other investments:
Policy loans	244	17	0	261
Short-term investments (2)	319	207	297	823
Limited partnerships	657	73	65	795
Other	0	25	0	25
Total investments	121,562	16,597	2,407	140,566
Cash and cash equivalents	1,933	1,225	2,405	5,563
Total investments and cash	$123,495	$17,822	$4,812	$146,129
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2019
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$75,780	$13,703	$1,779	$91,262
Held to maturity, fixed maturity securities, at amortized cost	30,085	0	0	30,085
Equity securities	657	67	78	802
Commercial mortgage and other loans:
Transitional real estate loans	4,507	943	0	5,450
Commercial mortgage loans	1,308	399	0	1,707
Middle market loans	2,141	271	0	2,412
Other investments:
Policy loans	234	16	0	250
Short-term investments (1)	386	242	1	629
Limited partnerships	496	55	17	568
Other	0	30	0	30
Total investments	115,594	15,726	1,875	133,195
Cash and cash equivalents	1,674	417	2,805	4,896
Total investments and cash	$117,268	$16,143	$4,680	$138,091
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.3%	1.2%	1.1%	1.0%
AA	4.1	4.2	4.3	4.4
A	69.6	70.3	68.6	69.8
BBB	21.7	21.3	23.1	22.1
BB or lower	3.3	3.0	2.9	2.7
Total	100.0%	100.0%	100.0%	100.0%
As of September 30, 2020, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2020.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
KLM Royal Dutch Airlines	B	$147	$115	$(32)
Grenke Finance PLC	BBB	66	37	(29)
Heathrow Funding Ltd.	BBB	95	79	(16)
Lloyds Banking Group PLC	A	217	201	(16)
Investcorp Capital Limited	BB	399	385	(14)
PEMEX Project Funding Master Trust	BB	284	271	(13)
Baker Hughes Inc.	A	127	114	(13)
Cenovus Energy Inc.	BB	35	24	(11)
Banco de Chile	A	189	178	(11)
American Airlines	B	22	12	(10)

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

Below-Investment-Grade Investments

	September 30, 2020
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$400	$399	$385	$(14)
Commerzbank	378	254	395	141
Pemex Project Funding Master Trust	283	283	271	(12)
KLM Royal Dutch Airlines	189	147	115	(32)
Telecom Italia SpA	189	189	242	53
Autostrade Per Litalia Spa	189	188	181	(7)
Barclays Bank PLC	189	123	153	30
Apache Corporation	138	128	133	5
Ovintiv Inc.	133	136	129	(7)
IKB Deutsche Industriebank AG	123	54	84	30
Other Issuers	994	844	888	44
Subtotal (2)	3,205	2,745	2,976	231
Senior secured bank loans	269	289	255	(34)
High yield corporate bonds	708	725	722	(3)
Middle market loans	3,645	3,527	3,499	(28)
Grand Total	$7,827	$7,286	$7,452	$166
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

	September 30, 2020
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$55,860	$9,878	$(42)	$65,696	49.1%
Municipalities	2,526	587	(3)	3,109	2.2
Mortgage- and asset-backed securities	681	38	(1)	717	.6
Public utilities	8,573	1,897	(15)	10,457	7.6
Electric	6,943	1,564	(11)	8,496	6.1
Natural Gas	308	59	0	368	.3
Other	537	114	(1)	651	.5
Utility/Energy	785	160	(3)	942	.7
Sovereign and Supranational	1,843	313	(11)	2,145	1.6
Banks/financial institutions	10,461	1,421	(186)	11,697	9.2
Banking	6,279	871	(72)	7,079	5.5
Insurance	1,988	402	(39)	2,351	1.8
Other	2,194	148	(75)	2,267	1.9
Other corporate	33,893	5,602	(380)	39,114	29.7
Basic Industry	3,408	650	(22)	4,036	3.0
Capital Goods	3,348	534	(18)	3,864	3.0
Communications	4,065	866	(34)	4,898	3.6
Consumer Cyclical	3,106	516	(24)	3,598	2.7
Consumer Non-Cyclical	6,990	1,199	(42)	8,146	6.1
Energy	4,149	516	(126)	4,539	3.6
Other	1,519	178	(10)	1,688	1.3
Technology	3,402	338	(29)	3,710	3.0
Transportation	3,906	805	(75)	4,635	3.4
Total fixed maturity securities	$113,837	$19,736	$(638)	$132,935	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$93,654	$109,239	$89,625	$105,557
Equity securities	684	684	717	717
Total publicly issued	94,338	109,923	90,342	106,274
Privately issued securities: (2)
Fixed maturity securities (3)	20,183	23,696	19,831	23,299
Equity securities	91	91	85	85
Total privately issued	20,274	23,787	19,916	23,384
Total investment securities	$114,612	$133,710	$110,258	$129,658
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2020	December 31, 2019
Privately issued reverse-dual currency securities	$5,181	$4,993
Publicly issued collateral structured as reverse-dual currency securities	1,737	1,678
Total reverse-dual currency securities	$6,918	$6,671
Reverse-dual currency securities as a percentage of total investment securities	6.0%	6.1%
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

Derivatives are designed to reduce risk on an economic basis while minimizing the impact on financial results. The Company’s derivatives programs vary depending on the type of risk being hedged. See Note 4 of the Notes to the Consolidated Financial Statements for:

•A description of the Company's derivatives, hedging strategies and underlying risk exposure.
•Information about the notional amount and fair market value of the Company's derivatives.

•The unrealized and realized gains and losses impact on adjusted earnings of derivatives in cash flow, fair value, net investments in foreign operations, or non-qualifying hedging relationships.

Foreign Currency Exchange Rate Risk Hedge Program
The Company has deployed the following hedging strategies to mitigate exposure to foreign currency exchange rate risk:
•Aflac Japan hedges U.S. dollar-denominated investments back to yen (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

•Aflac Japan maintains certain unhedged U.S. dollar-denominated securities, which serve as an economic currency hedge of a portion of the Company's investment in Aflac Japan (see Aflac Japan’s U.S. Dollar-Denominated Hedge Program below).

•The Parent Company designates yen-denominated liabilities (notes payable and loans) as non-derivative hedging instruments and designates certain foreign currency forwards and options as derivative hedges of the Company’s net investment in Aflac Japan (see Enterprise Corporate Hedging Program below).

•The Parent Company enters into forward and option contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by its subsidiary, ALIJ, and reducing enterprise-wide hedge costs. (see Enterprise Corporate Hedging Program below).

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

	September 30, 2020		December 31, 2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$18,868	$20,792	$18,012	$19,542
Fixed maturity securities - bank loans (floating rate)	373	331	677	649
Equity securities	19	19	19	19
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,702	4,584	4,507	4,543
Commercial mortgage loans	1,279	1,373	1,308	1,319
Middle market loans (floating rate)	3,264	3,244	2,141	2,153
Other investments	657	657	496	496
Total U.S. Dollar Program	29,162	31,000	27,160	28,721
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	1,890	2,816	1,700	2,608
Total U.S. dollar-denominated investments in Aflac Japan	$31,052	$33,816	$28,860	$31,329
(1) Net of allowance for credit losses

U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. Aflac Japan maintains a collar program on a portion of its US dollar program to mitigate against more extreme moves in foreign exchange and therefore support SMR. In the first quarter of 2020, the Company reduced the size of the collar program by approximately $3 billion as certain collars expired and were not replaced. While these adjustments will moderately increase the Company's exposure to SMR volatility, the Company believes that they will also reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the collar program. The Company is continually evaluating other adjustments, including the possibility of changing the level of hedging employed with the U.S dollar-denominated investments.

As of September 30, 2020, Aflac Japan had $9.2 billion outstanding notional amounts of foreign currency forwards and $17.9 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging its U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $13.0 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash outflows of $2 million and net cash inflows of $31 million for the three-month periods and net cash outflows of $34 million and net cash outflows of $8 million for the nine-month periods ended September 30, 2020 and 2019, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $9.9 billion as of September 30, 2020, compared with $9.1 billion as of December 31, 2019.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the nine-month periods ended September 30, 2020 and 2019, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $22 million and $21 million for the three-month periods and $78 million and $61 million for the nine-month periods ended September 30, 2020 and 2019, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended September 30.

Aflac Japan Hedge Cost/Income Metrics(1)

	Three Months		Nine Months
	2020	2019	2020	2019
Aflac Japan:
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$9.2	$9.5	$9.2	$9.5
Weighted average remaining tenor (in months)(3)	10.3	11.4	10.3	11.4
Amortized hedge income (cost) for period (in millions)	$(51)	$(66)	$(155)	$(191)
Parent Company:
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$5.0	$3.5	$5.0	$3.5
Weighted average remaining tenor (in months)(3)	12.5	14.6	12.5	14.6
Amortized hedge income (cost) for period (in millions)	$22	$21	$78	$61
(1) See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.
(2) Notional is reported net of any offsetting positions within Aflac Japan or the Parent Company, respectively.
(3) Tenor based on period reporting date to settlement date

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2020	December 31, 2019	% Change
Aflac Japan	$6,851	$6,584	4.1%	(1)
Aflac U.S.	3,468	3,544	(2.1)
Total	$10,319	$10,128	1.9%
(1)Aflac Japan’s deferred policy acquisition costs increased .5% in yen during the nine months ended September 30, 2020.

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

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	September 30, 2020	December 31, 2019	% Change
Aflac Japan	$100,567	$95,793	5.0%	(1)
Aflac U.S.	11,564	11,295	2.4
Other	262	223	17.5
Intercompany eliminations(2)	(806)	(757)	6.5
Total	$111,587	$106,554	4.7%
(1) Aflac Japan’s policy liabilities increased 1.4% in yen during the nine months ended September 30, 2020.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.9 billion for both of the nine-month periods ended September 30, 2020 and 2019 for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the nine-month periods ended September 30, 2020 and 2019, were immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

As of September 30, 2020, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of the businesses, fund business growth and provide for an ability to withstand adverse circumstances. Financial leverage (leverage) refers to an investment strategy of using debt to increase the potential return on equity. The Company targets and actively manages liquidity, capital and leverage in the context of a number of considerations, including:

•business investment and growth needs
•strategic growth objectives
•financial flexibility and obligations
•capital support for hedging activity
•a constantly evolving business and economic environment
•a balanced approach to capital allocation and shareholder deployment.

The governance framework supporting liquidity, capital and leverage includes global senior management and board committees that review and approve all significant capital related decisions.

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At September 30, 2020, the Company held $5.6 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion. For additional information on the Company’s liquidity and capital resources in response to COVID-19, see the Executive Summary section of this MD&A.

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
The following table presents the amounts provided to the Parent Company for the nine-month periods ended September 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2020	2019
Dividends declared or paid by subsidiaries	$892	$2,420
Management fees paid by subsidiaries	100	108

The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2020	2019
Aflac Japan management fees paid to Parent Company	$54	$89
Expenses allocated to Aflac Japan (in dollars)	0	3
Aflac Japan profit remittances to the Parent Company (in dollars)	667	1,722
Aflac Japan profit remittances to the Parent Company (in yen)	¥72.8	¥186.3

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

In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of September 30, 2020, the Parent Company and Aflac had four lines of credit with third parties as well as seven intercompany lines of credit. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2020. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the

Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2019 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2019 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company does not have a known trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2020	2019
Operating activities	$4,601	$4,263
Investing activities	(3,511)	(2,946)
Financing activities	(431)	(1,429)
Exchange effect on cash and cash equivalents	8	(9)
Net change in cash and cash equivalents	$667	$(121)

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

As part of an arrangement with FHLB, Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2020, Aflac U.S. borrowed and repaid $224 million under this program. As of September 30, 2020, Aflac U.S. had outstanding borrowings of $298 million reported in its balance sheet. To further support liquidity and capital resources amid the pandemic, in April 2020, Aflac U.S. increased its internal limit for borrowings under this program to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs only and subject to qualified collateral availability and other conditions.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $431 million in the first nine months of 2020, compared with consolidated cash used by financing activities of $1.4 billion for the same period of 2019.

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

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2020.

Cash returned to shareholders through treasury stock purchases and dividends was $1.6 billion during the nine-month period ended September 30, 2020, compared with $1.7 billion during the nine-month period ended September 30, 2019.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2020	2019
Treasury stock purchases	$1,037	$1,157
Number of shares purchased:
Share repurchase program	26,108	23,126
Other	541	589
Total shares purchased	26,649	23,715

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2020	2019
Stock issued from treasury:
Cash financing	$27	$38
Noncash financing	40	38
Total stock issued from treasury	$67	$76
Number of shares issued	1,884	1,909

During the first nine months of 2020, the Company repurchased 26.1 million shares of its common stock for $1.0 billion as part of its share repurchase program. In August 2020, the Company's board of directors authorized the purchase of 100 million shares of its common stock, in addition to the 10.9 million shares that remain available for purchase under the August 2017 authorization. As of September 30, 2020, a remaining balance of 110.9 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. For information on the impact of COVID-19 on the Company's share repurchase program, see the Executive Summary section of this MD&A.

Cash dividends paid to shareholders were $.28 per share in the third quarter of 2020, compared with $.27 per share in the third quarter of 2019. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2020	2019
Dividends paid in cash	$580	$579
Dividends through issuance of treasury shares	22	21
Total dividends to shareholders	$602	$600

In October 2020, the board of directors declared the fourth quarter cash dividend of $.28 per share, an increase of 3.7% compared with the same period in 2019. The dividend is payable on December 1, 2020 to shareholders of record at the close of business on November 18, 2020.

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

The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. Aflac’s insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2020, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

In addition to limitations and restrictions imposed by U.S. insurance regulators, the Japan subsidiary is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock, accumulated other comprehensive income amounts, capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has one senior unsecured revolving credit facility in the amount of ¥100 billion and a committed reinsurance facility in the amount of approximately ¥120 billion as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. (See Notes 7 and 8 of the Notes to the Consolidated Financial Statements for additional information.)

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

As of September 30, 2020, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels throughout the pandemic. For additional information see the Executive Summary COVID-19 section of this MD&A.

Privacy and Cybersecurity Governance

The Company’s Board of Directors have adopted an information security policy directing management to establish and operate a global information security program with the goals of monitoring existing and emerging threats and ensuring that the Company’s information assets and data, and the data of its customers, are appropriately protected from loss or theft. The Board has delegated oversight of the Company’s information security program to the Audit and Risk Committee. The Company’s senior officers, including its Global Security and Chief Information Security Officer, are responsible for the operation of the global information security program and regularly communicate with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, current and evolving threats, and recommendations for changes in the information security program. The global information security program also includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. This framework establishes a protocol to report certain incidents to the Global Security and Chief Information Security Officer and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Audit and Risk Committee. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 81% of its liabilities are reported as of September 30, 2020, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

As of September 30, 2020, the Company refined its valuation model for private placements to explicitly incorporate currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate as noted in Note 5 of the Notes to the Consolidated Financial Statements.

On September 29, 2020, the U.S. Treasury and Internal Revenue Service issued Final and Proposed Regulations. Under the guidance of these regulations, the Company will recognize a one-time income tax benefit of $1.4 billion due to the release of previously established valuation allowances related to deferred foreign tax credit benefits. As a result, adjusted earnings benefited in the current period from a lower effective tax rate, and the Company believes this will also reduce the effective tax rate in future periods, subject to any future changes in the U.S. tax policy. For additional information on income tax and the effects of the income tax benefit during the period ended September 30, 2020, see Note 9 of the Notes to the Consolidated Financial Statements presented in this report.

There have been no changes in the items the Company has identified as critical accounting estimates during the nine months ended September 30, 2020, with the exception of the recognition of lifetime credit losses required in accordance with the adoption of ASC 326 - Financial Instruments - Credit Losses and, as noted above, the Company's refined valuation model for its private placements and the recognition of a $1.4 billion income tax benefit as a result of the issuance of Final and Proposed Regulations by the U.S. Treasury and Internal Revenue Service. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the Company’s current expected credit loss estimation methodology. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2019 Annual Report.
New Accounting Pronouncements
For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

Readers should carefully consider the risk factors that may affect the Company’s business or operations described under “Risk Factors” in Part I, Item 1A. of the Company's 2019 Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A. of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2020, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,906,085		$52.61	3,906,085	33,147,528
February 1 - February 29	2,870,531		50.93	2,367,300	30,780,228
March 1 - March 31	3,715,439		33.46	3,710,430	27,069,798
April 1 - April 30	1,890,000		35.74	1,890,000	25,179,798
May 1 - May 31	1,721,653		34.95	1,720,900	23,458,898
June 1 - June 30	1,609,905		37.48	1,597,741	21,861,157
July 1 - July 31	2,045,100		35.76	2,045,100	19,816,057
August 1 - August 31	3,929,149		36.98	3,913,300	115,903,549
September 1 - September 30	4,961,219		36.79	4,957,427	110,946,122
Total	26,649,081	(1)	$39.96	26,108,283	110,946,122	(2)
(1) During the first nine months of 2020, 540,798 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.
(2) The total remaining shares available for purchase at September 30, 2020, consisted of 10,946,122 shares related to an 80,000,000 share repurchase authorization by the board of directors announced in 2017 and 100,000,000 shares related to a 100,000,000 share repurchase authorization by the board of directors announced in August 2020.

Item 6.        Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated April 6, 2020, Exhibit 3.1.
	4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
	31.1	-	Certification of CEO dated October 29, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated October 29, 2020, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated October 29, 2020, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Aflac Incorporated

October 29, 2020	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

October 29, 2020	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer