Form 10-K
period 2020-12-31
AFLAC INC
filed 2021-02-23
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020, was $25,577,863,783.
The number of shares of the registrant’s common stock outstanding at February 17, 2021, with $.10 par value, was 688,587,083.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2020

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•difficult conditions in global capital markets and the economy, including those caused by COVID-19
•defaults and credit downgrades of investments
•exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing judgments applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•the effects of COVID-19, and any resulting economic effects and government interventions, on the Company's business and financial results
•ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•concentration of the Company's investments in any particular single-issuer or sector
•events related to the Japan Post investigation and other matters
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events including, but not necessarily limited to, epidemics, pandemics (such as the coronavirus COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

Item 1. Business

ITEM 1. BUSINESS
OVERVIEW

Aflac Incorporated (the Parent Company) was incorporated in 1973 under the laws of the state of Georgia. The Parent Company and its subsidiaries (collectively, the Company) provide financial protection to more than 50 million people worldwide. The Company’s principal business is supplemental health and life insurance products with the goal to provide customers the best value in supplemental insurance products in the United States (U.S.) and Japan. When a policyholder or insured gets sick or hurt, the Company pays cash benefits fairly and promptly for eligible claims. Throughout its 65 year history, the Company’s supplemental insurance policies have given policyholders the opportunity to focus on recovery, not financial stress. Given the acquisitions completed by Aflac U.S. in 2019 and 2020, the Company is expanding its U.S. product offerings to network dental and vision and employer paid group life and disability.

The Company has continued to evolve and innovate throughout its 65 year history. In recent years, the Company has been investing in new distribution opportunities through acquisitions and partnerships. During 2020, in response to the onset and development of the global COVID-19 pandemic, the Company pivoted to digital sales methods and accelerated related digital investments. For information on the Company’s response to COVID-19, see the Executive Summary section of Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
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

REVENUE-GENERATING ACTIVITIES

The Company's strategy for growth in the U.S. and Japan has remained straightforward and consistent for many years. The Company develops relevant supplemental insurance products and sells them through expanded distribution channels. To help promote its insurance products, the Company’s marketing campaigns feature the Aflac Duck.

LONG-TERM GROWTH STRATEGY

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

Item 1. Business

commercials and countless print ads in both the U.S. and Japan. Today, the Aflac Duck is a helpmate who increases brand knowledge and connection.

The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The primary insurance subsidiary in the Aflac Japan segment is Aflac Life Insurance Japan Ltd. Aflac U.S includes the insurance subsidiaries American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); and Tier One Insurance Company (TOIC); as well as Argus Dental & Vision, Inc. (Argus), which is licensed as a third party administrator in most U.S. jurisdictions and as a pre-paid limited health service organization in Florida.
In November 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, acquired Zurich North America’s U.S. Corporate Life and Pensions business, which consists of group life, disability and absence management products. Aflac and Aflac New York agreed to reinsure on an indemnity basis Zurich North America’s U.S. in-force group life and disability policies with annualized earned premium of over $100 million. Aflac also acquired assets needed to support the group life and disability business, along with an absence management platform.
In November 2019, the Company acquired Argus Holdings, LLC and its subsidiary Argus Dental & Vision, Inc. (Argus), a benefits management organization and national network dental and vision company, which provides a platform for Aflac Dental and Vision. Argus is an addition to the Aflac U.S. segment.

Aflac Japan is the principal contributor to the Parent Company’s consolidated earnings. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 68% of the Company's total revenues in 2020, compared with 69% in 2019 and 70% in 2018. The percentage of the Company's total assets attributable to Aflac Japan was 83% at both December 31, 2020 and 2019.

For information on the Company's results of operations and financial information by segment, see Item 7. MD&A and Note 2 of the Notes to the Consolidated Financial Statements in this report.

AFLAC JAPAN

Aflac Japan is the largest insurer in Japan in terms of cancer and medical (third sector insurance products) policies in force. As of December 31, 2020, Aflac Japan exceeded 24 million individual policies in force in Japan. Aflac Japan continued to be the number one seller of cancer insurance policies in Japan throughout 2020, with more than 15 million cancer policies in force as of December 31, 2020.

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

THIRD SECTOR INSURANCE	FIRST SECTOR INSURANCE
Life insurance products include:
▪Cancer	Protection type:	Savings type:
▪Medical	▪Term Life	▪WAYS
▪Income Support	▪Whole Life	▪Child Endowment
▪GIFT
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

WAYS and Child Endowment WAYS is an insurance product which has features that allow policyholders to convert a portion of their life insurance to medical, nursing care or fixed annuity benefits at a predetermined age. Aflac Japan's child endowment insurance product offers a death benefit until a child reaches age 18. This product also pays a lump-sum at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education. Beginning in 2013, Aflac Japan began to curtail sales of WAYS and Child Endowment, first sector savings-type products, due to persistent low interest rates in Japan and, in particular, the relatively large capital commitment required by such products and their lower profitability, in such an environment.

Distribution Channels

Traditional Sales Channel This distribution channel includes individual agencies, independent corporate agencies and affiliated corporate agencies. Aflac Japan was represented by more than 8,500 sales agencies at the end of 2020, with approximately 112,000 licensed sales associates employed by those agencies, including individual agencies.

Banks Consumers in Japan rely on banks to provide not only traditional bank services, but also as one key source to provide insurance solutions and other services. By the end of 2020, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan to sell its products.

Dai-ichi Life Aflac Japan's alliance with Dai-ichi Life was launched in 2001, and approximately 40,000 Dai-ichi Life representatives offer Aflac's cancer products.

Japan Post Group Aflac Japan's alliance with Japan Post Group was launched in 2008. After the alliance strengthened in 2013, the number of postal outlets of Japan Post Co. Ltd. (JPC) selling Aflac Japan's cancer product increased to more than 20,000 since 2015. Japan Post Insurance Co., Ltd. (JPI) offers Aflac Japan cancer products through its 76 directly managed offices. In 2018, the Company entered a strategic alliance with Japan Post Holdings Co., Ltd. (Japan Post Holdings), the parent company of Japan Post Co. Ltd (JPC) and Japan Post Insurance Co., Ltd. (JPI). See the "Aflac Japan Segment" subsection of MD&A for more about this alliance.

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

Competitive Markets

The Company competes with other insurance carriers through policyholder service, price, product design and sales efforts, as the number of insurance companies offering stand-alone cancer and medical insurance has more than doubled since the deregulation of the Japan market in 2001. However, based on Aflac Japan's size of annualized premiums in force and diversified distribution network, the Company does not believe that Aflac Japan's market-leading position has been significantly impacted by increased competition. Furthermore, the Company believes the continued development and maintenance of operating efficiencies will allow Aflac Japan to offer affordable products that appeal to consumers. The Company believes Aflac Japan will remain a leading provider of cancer and medical insurance coverage in Japan, principally due to its experience in the market, well-known brand, low-cost operations, expansive marketing system and product expertise.

Item 1. Business

Government Regulation

Financial Services Agency (FSA) The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally accepted accounting principles (U.S. GAAP). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $9.0 billion at December 31, 2020, compared with $7.8 billion at December 31, 2019. Two FSA regulations applicable to Aflac Japan are outlined below.

▪Privacy and Cybersecurity
With regard to personal information obtained from policyholders, the insured, or others, Aflac Japan is regulated in Japan by the Act on the Protection of Personal Information (APPI) and guidelines issued by FSA and other governmental authorities. The FSA updated its guidelines regarding cybersecurity in October 2018.

•FSA Solvency Standard
The FSA maintains a solvency standard, the solvency margin ratio (SMR), which is used by Japanese regulators to monitor the financial strength of insurance companies. Aflac Japan's SMR is sensitive to interest rate, credit spread and foreign exchange rate changes. See the Liquidity and Capital Resources section of Item 7. MD&A for additional information on SMR, including a discussion of measures the Company has taken to mitigate the sensitivity of Aflac Japan's SMR.

Japan Companies Act After the conversion of Aflac Japan to a subsidiary structure on April 1, 2018 and starting in the fourth quarter of 2018, Aflac Japan distributes dividends to the Parent Company. Such dividends are subject to permitted dividend capacity under the Japanese Corporate Law.

Policyholder Protection The Japanese insurance industry has a policyholder protection corporation that provides funds for the policyholders of insolvent insurers. For additional information, see the policyholder protection section of the MD&A.

For additional information regarding Aflac Japan's operations and regulations, see the "Aflac Japan Segment" subsection of the MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

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

Insurance Products

▪Cancer	▪Critical Illness	▪Vision
▪Accident	▪Hospital Indemnity	▪Life
▪Disability	▪Dental

Cancer Insurance Aflac U.S.'s cancer insurance products provide a lump-sum benefit upon initial diagnosis of cancer and subsequent benefits for treatment received due to cancer. Aflac U.S. offers cancer insurance on an individual basis.

Accident Insurance Aflac U.S. offers accident coverage on both an individual and group basis. These policies pay cash benefits in the event of a covered injury. The accident portion of the policy includes lump-sum benefits for accidental death, dismemberment and specific injuries as well as fixed benefits for hospital confinement. Additional benefits are also available for home modifications, wellness and increased benefits for injuries related to participation in an organized sporting activity.

Item 1. Business

Disability Insurance Aflac U.S. offers short-term disability benefits on both an individual and group basis and long-term disability benefits on a group basis. The individual short-term disability product offers an Aflac Value Rider that pays a benefit, less claims, for every consecutive five-year term that the policy is in force.

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

Life Aflac U.S. offers term- and whole-life policies on both an individual and group basis.

Seasonality

In recent years, new annualized premium sales are generally higher in the fourth quarter for Aflac U.S. group business due to the timing of open enrollment for many employers. As a result, approximately half of total new annualized premium sales for Aflac U.S. are generated in the fourth quarter.

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

Consumer Markets While Aflac U.S. primarily markets its insurance products at the worksite, Aflac U.S. is also expanding its distribution strategy to directly reach consumers outside of the traditional worksite through digital lead generation.

Competitive Markets

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

Government Regulation

Insurance Regulation The Parent Company and its U.S. insurance subsidiaries, Aflac, CAIC, TOIC (Nebraska-domiciled insurance companies), Aflac New York (a New York-domiciled insurance company) are subject to state regulations in the U.S. as an insurance holding company system and Argus, which is licensed as a third party

Item 1. Business

administrator in most U.S. jurisdictions and as a pre-paid limited health service organization in Florida. Such regulations generally provide that certain transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.

Like all U.S. insurance companies, Aflac, CAIC, TOIC and Aflac New York are subject to regulation and supervision in the jurisdictions in which they do business. In general, the insurance laws of the various jurisdictions establish supervisory agencies with broad administrative powers relating to, among other things:

•granting and revoking licenses to transact business
•regulating trade and claims practices
•licensing of insurance agents and brokers
•approval of policy forms and premium rates
•standards of solvency and maintenance of specified policy benefit reserves and minimum loss ratio requirements
•capital requirements
•limitations on dividends to shareholders
•the nature of and limitations on investments
•deposits of securities for the benefit of policyholders
•filing of financial statements prepared in accordance with statutory insurance accounting practices prescribed or permitted by regulatory authorities
•periodic examinations of the market conduct, financial, and other affairs of insurance companies

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2016, full-scope, risk-focused financial examinations were conducted by the NDOI, New York State Department of Financial Services (NYSDFS), and the South Carolina Department of Insurance (SCDOI) on their state domiciled insurance entities Aflac, Aflac New York, and CAIC, respectively. There were no material findings contained in the final exam reports. CAIC redomiciled to Nebraska as of December 2016 and TOIC redomiciled to Nebraska effective March 11, 2019. The NDOI and NYSDFS are currently conducting full-scope comprehensive financial examinations covering years 2016-2019. The current examinations are expected to close by March 31, 2021.

NAIC Risk-Based Capital The NAIC continually reviews regulatory matters, such as risk-based capital (RBC) modernization, group capital calculations and liquidity risk assessment. The NAIC uses an RBC formula relating to insurance risk, business risk, asset risk and interest rate risk to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the types and mix of risk inherent in the insurer's operations. The formulas for determining the amount of RBC specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of a company's regulatory total adjusted capital to its authorized control level RBC as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are company action, regulatory action, authorized control, and mandatory control. See Note 13 of the Notes to the Consolidated Financial Statements and the Liquidity and Capital Resources section of MD&A for additional information on RBC.

Item 1. Business

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

Federal Regulation Federal legislation and administrative policies in several areas, including health care reform legislation, financial services reform legislation, securities regulation, pension regulation, privacy, tort reform legislation and taxation, can significantly and adversely affect insurance companies. Certain federal regulations applicable to Aflac U.S. are outlined below.

•Patient Protection and Affordable Care Act
The Patient Protection and Affordable Care Act and the Heath Care and Education Reconciliation Act of 2010 (collectively, the ACA), federal health care reform legislation, gave the U.S. federal government direct regulatory authority over the business of health insurance. The ACA, as enacted, does not require material changes in the design of the Company's insurance products. However, indirect consequences of, or changes to, the legislation and regulations could present challenges that could potentially have an impact on the Company's sales model, financial condition and results of operations. Certain provisions of the ACA have been and may continue to be subject to challenge through litigation, the ultimate effects of which on the ACA are uncertain. See the risk factor entitled, "Extensive regulation and changes in legislation can impact profitability and growth" for more information.

•Dodd-Frank Act
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

•Privacy and Cybersecurity
The collection, maintenance, use, protection, disclosure and disposal of individually identifiable data by the Company's businesses are regulated at the international, federal and state levels. These laws and rules are subject to change by legislation or administrative or judicial interpretation. Various state laws address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data to the extent they are more restrictive than those contained in the privacy and security provisions in the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). For example, the California Consumer Privacy Act became effective January 1, 2020 and requires businesses to provide California consumers the right to access, delete, and restrict certain uses of their personal information. HIPAA also requires that the Company imposes privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations).

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

The Company anticipates, assesses and if necessary modifies its information security program to accommodate changes and comply with regulatory regulations concerning privacy and cybersecurity.

For further information concerning Aflac U.S. operations, see the "Aflac U.S. Segment" subsection of the MD&A and Notes 2 and 13 of the Notes to the Consolidated Financial Statements in this report.

Item 1. Business

CORPORATE AND OTHER

The Company's other operations include the Parent Company, Aflac Global Ventures LLC and its subsidiaries, asset management subsidiaries, results of reinsurance retrocession activities and a printing subsidiary.
In October 2020, the Company entered into an agreement to purchase approximately $200 million in newly issued common stock of Trupanion, Inc., a provider of medical insurance for pets in the United States and Canada. The Company closed on approximately $60 million of this transaction in October 2020. The Company closed on the remaining approximately $140 million of this transaction in November 2020 which resulted in the Company owning approximately 9% of the outstanding common stock of Trupanion, Inc. The shares were registered for resale and, pursuant to the Shareholder Agreement, subject to certain exceptions, the Company has agreed that it will not transfer its shares of Trupanion, Inc. common stock during a restricted period ending on November 13, 2023.The Company also announced that it has entered into an alliance agreement with Trupanion, Inc. to sell pet insurance in worksites in the U.S., subject to certain exceptions, and to explore on an exclusive basis potential distribution opportunities for pet insurance in Japan.
Effective January 1, 2018, investments of Aflac U.S. as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement between Aflac Japan and the Company's asset management subsidiary in Japan, Aflac Asset Management Japan Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. Effective January 19, 2021, AAM is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. AAM and AAMJ are reported in the Corporate and other segment category; however, the assets that they manage are reported in the respective Aflac Japan and Aflac U.S. business segments.
For additional information on the Company's other operations, see the "Corporate and Other" subsection of the MD&A and Note 8 in the Notes to the Consolidated Financial Statements.
HUMAN CAPITAL

The Company’s overarching human capital philosophy is, “If you take care of your employees, your employees will take care of the business.” As of December 31, 2020, Aflac Japan had 6,239 employees, Aflac U.S. had 4,906 employees, and the Company's other operations had 858 employees. The Company's compensation and benefit expense totaled approximately $2.0 billion in 2020 and $1.8 billion in 2019. The Company believes its employee relations are generally satisfactory.

Talent

The Company uses internal and external resources to attract, retain and develop talent across a variety of backgrounds and demographics.

Aflac Japan seeks diverse talent through annual recruitment of new university graduates as well as mid-career recruitment of those with specialty skills or expertise. For its employees, Aflac Japan implements standard and unified training and development programs focusing on a range of business skills. For example, Aflac Japan’s Leadership Program allows select managers to participate in a comprehensive training program to learn about innovation and the global business environment. Aflac Japan is implementing a human capital management system, beginning in January 2021 with managers and more senior leadership positions. Under the new system, employees will have access to descriptions and necessary skills for all job positions across the Company and will be able to more proactively design their careers.

Aflac U.S. recruiting efforts include partnerships with colleges and universities, including historically black colleges and universities, and civic organizations to attract diverse talent. Aflac U.S. also offers a variety of internships, co-operative opportunities and transitional programs to allow emerging talent to develop. Educational opportunities are available for self-development and growth to help employees further enhance their technical and professional skills.

Compensation

The Aflac Japan and Aflac U.S. Human Resources divisions operate as centralized internal compensation functions to provide oversight and input to the respective management teams with the objective of providing compensation that is consistent with job scope, duties and responsibilities. The compensation function evaluates new-hire job offers, promotions and compensation adjustments with the goal of consistent and equitable compensation. Defined salary

Item 1. Business

structures are reviewed regularly and updated utilizing market data. Job levels and associated compensation are determined based on annually updated market data, job scope, duties and responsibilities. Employee performance reviews are conducted annually and are factored into employee bonuses and salaries.

Health and Wellness

Aflac Japan is certified as a Health and Productivity Management Organization by Japan’s Ministry of Economy, Trade and Industry. This certification is awarded for best practices in employee health management, strategically focused work style and development of a socially appreciative work environment. Aflac Japan has also developed a program to promote healthy lifestyles for employees at home and the office, with benefits including women’s health programs, healthy meal options in the cafeteria, fitness programs and smoking cessation support.

Aflac U.S. Health and Wellness, a training and service program works to enhance organizational health, encourage healthy lifestyles among all U.S. employees, provide diverse wellness programs to meet a wide range of personal health needs, recognize employees for participating in healthier lifestyles activities, and support a positive corporate culture that is focused on celebrating and improving the quality of life for all U.S.employees.

Diversity & Inclusion

The Company’s corporate culture reflects its commitment to diversity and inclusion at all levels of the Company. For example:

•As of December 31, 2020, women account for 52% of Aflac Japan employees and 32% of those in leadership positions including managers and assistant managers. Women also held 22.5% of senior officer roles including vice presidents, senior vice presidents and executive vice presidents. Aflac Japan's goal is to further increase the percentage of women in line manager positions by 2025.

•As of December 31, 2020, nearly 50% of Aflac U.S. and the Parent Company employees located in the U.S. were minorities and approximately 66% were women. Women also occupied approximately 55% of leadership roles located in the U.S. including officers, directors, senior managers, managers and supervisors, and 30% of officer roles, including vice presidents, senior vice presidents, executive vice presidents and other officer positions. In 2020, 45% of new hires located in the U.S. were minorities and 56% were women.

•Established in 2009, Aflac Heartful Services Co., Ltd. (Aflac Heartful Services), a subsidiary of Aflac Japan, promotes the hiring of employees with disabilities. Aflac Heartful Services has established a barrier-free work environment and provides, among other things, specialized training, specially-trained supervisors and development opportunities to support those with disabilities. Of Aflac Heartful Services’ 146 employees as of December 31, 2020, 116 have a disability. Aflac Heartful Services supports these employees with the assistance of advisors for long-term career support.

•Both Aflac Japan and Aflac U.S. have created diversity councils that include employees from various levels that meet regularly to discuss activities and initiatives. The councils are designed to create avenues in which employees can communicate and appreciate one another’s cultural differences.

•Females and minorities comprise approximately 64% of the Parent Company’s board of directors.

Employee Engagement and Culture

The Company strives to have an engaged employee culture by developing programs including career development support and programs emphasizing work life balance. Aflac Japan provides an annual survey to employees to assess their work styles, and in 2021 Aflac Japan plans to conduct a more comprehensive employee survey. Aflac U.S. provides an annual survey to employees to gather their views on company culture, and works with its leadership to monitor continuous improvements and enhance the employee experience. In response to the COVID-19 global pandemic, Aflac Japan is implementing paperless initiatives in order to promote a flexible working style not limited by time or place, and Aflac U.S. announced actions taken for its employees including a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

For more information on the effects of the COVID-19 global pandemic on the Company’s human capital management, see the Executive Summary section of Item 7. MD&A.

Item 1. Business

Information about the Company's Executive Officers

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990; President, Aflac, from 2017 until 2018; President, Aflac Incorporated, from 2018 until 2020	69

Steven K. Beaver	Senior Vice President, Chief Financial Officer, Aflac U.S., since 2019; Senior Vice President, Financial Planning and Analysis, Aflac Incorporated, from 2018 until 2019; Senior Vice President, Global Strategic Projects, Corporate Financial Planning and Analysis, Aflac Incorporated, from 2017 until 2018; Vice President, Deputy Chief Accounting Officer, Tax Department, Aflac Incorporated, from 2015 until 2016	56

Max K. Brodén	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2020; Senior Vice President and Treasurer, Aflac Incorporated, from 2017 until 2020; Senior Portfolio Manager, Norges Bank, from 2007 until 2017	42

Frederick J. Crawford	President and Chief Operating Officer, Aflac Incorporated, since 2020; Executive Vice President, Chief Financial Officer, Aflac Incorporated, from 2015 until 2020; Executive Vice President, Chief Financial Officer, CNO Financial Group, from 2012 until 2015	57

J. Todd Daniels	Executive Vice President, Chief Financial Officer, Aflac Japan, since 2018; Executive Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, from 2016 until 2018; Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac, from 2015 until 2016; Senior Vice President, Deputy Corporate Actuary and Global Chief Risk Officer, Aflac, from 2014 until 2015	50

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010; Treasurer, Aflac, from 2011 until 2015	54

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; President, Aflac Asset Management LLC, since 2017	60

Masatoshi Koide	President and Chief Operating Officer, Aflac Japan since 2017; Deputy President, Aflac Japan from 2016 until 2017; Executive Vice President, Aflac Japan from 2015 until 2016; First Senior Vice President, Aflac Japan, from 2013 until 2015	60

Charles D. Lake, II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	59

Albert A. Riggieri	Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, since 2018; Senior Vice President, Corporate Actuary, Aflac, from 2016 until 2018; Group Chief Actuary, Unum Group, until 2016	65

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014	56

Teresa L. White	President, Aflac U.S., since 2014	54
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

Investment and Markets Risk Factors

Difficult conditions in global capital markets and the economy, including those caused by the novel coronavirus COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.

The Company's results of operations are materially affected by conditions in the global capital markets and the global economy generally, including in its two primary operating markets of the U.S. and Japan. Shifts in global trade policies could result in tariffs and a downturn in the global economy that could negatively impact the Company. A new U.S. presidential administration took office in January 2021, which adds further uncertainty around U.S. trade policies. Weak global financial markets impact the value of the Company's existing investment portfolio, influence opportunities for new investments, and may contribute to generally weak economic fundamentals, which can have a negative impact on its results of operations and financial positions.

Global capital markets experienced extreme volatility in early 2020 due to the effects of the COVID-19 global pandemic, but have since stabilized due to central bank and government intervention. Initial volatility triggered dramatic declines in investment values, constrained liquidity, and significantly reduced interest rates. The Company's investment portfolio, including the creditworthiness and valuation of investment assets and availability of new investments, has been, and may continue to be, adversely affected as a result of market developments related to the COVID-19 pandemic and uncertainty regarding its ultimate severity and duration. While conditions have improved, the Company's investments remain vulnerable to extreme asset price volatility, lack of market liquidity, credit rating downgrades, payment defaults, asset restructurings, increased losses, and other risks as the world experiences an unprecedented shock to economic activity.

The Company has evaluated its holdings and identified those investments most exposed to the negative impacts of an economic downturn as a result of COVID-19, including but not limited to investments in businesses facing an immediate and severe impact such as travel and lodging, leisure, non-emergency medical, energy, and others involving large gatherings of people. These investments are experiencing and may continue to experience higher credit losses, credit rating downgrades and/or defaults and the Company has examined in each case whether a reduction in size of the holding is appropriate. In addition, volatility in oil prices and reduction in global energy demand could have a continued adverse impact on issuers in the energy sector. While the Company has identified assets impacted or expected to be impacted by COVID-19 and its consequences, other investments not identified to date may also be impacted. The availability of new investments in certain private market asset classes, such as middle market loans, commercial mortgages and transitional real estate, has been and may continue to be limited. Interest rates have declined in response to the pandemic, and a prolonged reduction in interest rates globally could result in new investments generating lower yields than in prior periods. The Company may need to adjust its investment strategy and/or be forced to liquidate investments to pay claims. Actions of governments and central banks in response to COVID-19 may not be adequate to fully address its impact. COVID-19 has resulted in unprecedented disruption of markets and business activity globally, and the Company is not able to predict the duration of such disruption or the ultimate impact of COVID-19 on the Company’s investments and hedging programs. See the risk factor below entitled, “The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity” for more information. See the “Investments” and “Results of Operations by Segment” sections of Item 7, MD&A, for more information.

As the Company holds a significant amount of fixed maturity securities issued by borrowers located in many different parts of the world, its financial results are directly influenced by global financial markets. Recent weakness in global capital markets could adversely affect the Company's financial condition, including its capital position and overall profitability. Market volatility and recessionary pressures could result in significant realized or unrealized losses due to severe price declines driven by increases in interest rates or credit spreads, defaults in payment of principal or interest, or credit rating downgrades.

Item 1A. Risk Factors
Japan is the largest market for the Company's insurance products, and the Company owns substantial holdings in Japan Government Bonds (JGBs). Government actions to stimulate the economy affect the value of the Company's existing holdings, its reinvestment rate on new investments in JGBs or other yen-denominated assets, and consumer behavior relative to the Company's suite of insurance products. The additional government debt from fiscal stimulus actions could adversely impact the Japan sovereign credit profile, which could in turn lead to volatility in Japanese capital and currency markets.

Should investors become concerned with any of the Company's investment holdings, including the concentration in JGBs, its access to market sources of funding could be negatively impacted. It is possible that lenders or debt investors may also become concerned if the Company incurs large investment losses or if the level of the Company's business activity decreases due to a market downturn or there are further adverse economic trends in the U.S. or Japan, specifically, or generally in developed markets.

The Company needs liquidity to pay its operating expenses, dividends on its common stock, interest on its debt, and liabilities. See the "Liquidity and Capital Resources" Item 7, MD&A, for more information. In the event the Company's current resources do not meet its needs, the Company may need to seek additional financing. The Company's access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit within the financial services industry and its credit rating. See the risk factor below entitled, “Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital” for more information.

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

See the risk factor entitled "Major public health issues, and specifically the novel coronavirus COVID-19 and any resulting economic effects could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business" for more information.

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

Most of the Company's investments carry a rating by one or more of the nationally recognized statistical rating organizations (NRSROs or rating agencies). Any change in the rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of the Company's portfolio. Any expected or sustained credit deterioration of the Company's investments will negatively impact the Company's net income and capital position through credit impairment and other credit related losses. Credit related losses that are not temporary in nature would also affect the Company's solvency ratios in the U.S. and Japan. Aflac Japan has certain regulatory accounting requirements for realizing impairments that could be triggered by credit-related losses, which may be different from U.S. GAAP and statutory requirements. These impairment losses could negatively impact Aflac Japan's earnings, and the corresponding dividends and capital deployment.

Item 1A. Risk Factors
The Company is also subject to the risk that any collateral providing credit enhancement to the Company's investments could deteriorate.

The Company is also exposed to the general movement in credit market spreads. A widening of credit spreads could reduce the value of the Company's existing portfolio, create unrealized losses on its investment portfolio, and reduce the Company's adjusted capital position which is used in determining SMR in Japan. A tightening of credit spreads could reduce the net investment income available to the Company on new credit investments. Increased market volatility also makes it difficult to value certain of the Company's investment holdings. For more information, see the "Critical Accounting Estimates" section of Item 7, MD&A, and the "Credit Risk" subsection of Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity.

The Company has substantial investment portfolios that support its policy liabilities. Interest rate risk is an inherent portfolio, business and capital risk for the Company, and significant changes in interest rates could have a material adverse effect on the Company's consolidated results of operations, financial condition or cash flows through realized losses, impairments, changes in unrealized positions, and liquidity. Changes in interest rates could also result in the Company having to recognize gains or losses because the Company disposes of some or all of its investments prior to their maturity.

The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time the Company's products were priced and the related reserving assumptions were established. Low levels of interest rates on investments experienced in Japan and the U.S. over the last decade have also reduced the level of investment income earned by the Company, and the Company's overall level of investment income will continue to be negatively impacted in a persistent low-interest-rate environment. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. Prolonged periods of low interest rates also heighten the risk associated with future increases in interest rates because an increasing proportion of the Company's investment portfolio include investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates could decrease the fair value of the Company's debt securities.

A sustained decline in interest rates could hinder the Company's ability to earn the returns assumed in the pricing and the reserving for its insurance products at the time they were sold and issued and may also influence the Company's ability to develop and price attractive new products and could impact its overall sales levels. The Company's first sector products are more interest rate sensitive than third sector products. As discussed in Item 1, Business, beginning in 2013, Aflac Japan began to curtail sales of first sector savings-type products due to persistent low interest rates in Japan. The continuing negative interest rate imposed by the Bank of Japan (BoJ) on excess bank reserves could continue to have a negative impact on the distribution and pricing of these products.

Conversely, a rise in interest rates could improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. However, an increase in the differential of short-term U.S. and Japan interest rates would also increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. Further, some of the insurance products that Aflac sells in the U.S. and Japan provide cash surrender values, and a rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. Rising interest rates also negatively impact SMR because unrealized losses on the available-for-sale investment portfolio factor into the ratio. For regulatory accounting purposes for Aflac Japan, there are also certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's earnings and corresponding dividends and capital deployment.

The Company’s floating rate investments typically bear interest based on the London Interbank Offered Rate (LIBOR). Regulatory and industry initiatives to eliminate LIBOR as an interest rate benchmark may create uncertainty in the valuation of LIBOR-based loans, derivatives, and other financial contracts. The Company is unable to predict with certainty how LIBOR elimination may impact markets, pricing, liquidity and other factors or the Company's activities.

See the "Interest Rate Risk" subsection of Item 7A, Quantitative and Qualitative Disclosures about Market Risk for more information.

Item 1A. Risk Factors
The Company's concentration of business in Japan poses risks to its operations and financial condition.

The Company's operations in Japan, including net investment gains and losses on Aflac Japan's investment portfolio, accounted for 68% of the Company's total revenues in 2020, 69% in 2019 and 70% 2018. The Japanese operations accounted for 83% of the Company's total assets at both December 31, 2020 and 2019.

Any potential deterioration in Japan's credit quality or access to markets, the overall economy of Japan, or an increase in Japanese market volatility could adversely impact Aflac Japan's operations and its financial condition and thereby Aflac's overall financial performance. Further, because of the concentration of the Company's business in Japan and its need for long-dated yen-denominated assets, the Company has a substantial concentration of JGBs in its investment portfolio. The NRSROs, credit rating agencies registered with the SEC, have increased scrutiny of JGBs, resulting in downgrades. See the risk factor entitled “Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital” for more information.

The Company seeks to match investment currency and interest rate risk to its yen liabilities. The low interest rates on yen-denominated securities has a negative effect on overall net investment income. A large portion of the cash available for reinvestment each year is deployed in yen-denominated instruments and subject to the low level of yen interest rates.

Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity.

The Company aims to match both the duration and currency of its assets with its liabilities. This is very difficult for Aflac Japan due to the lack of available long-dated yen-denominated fixed income instruments beyond JGBs.

Aflac Japan’s investment strategy includes U.S. dollar-denominated investments for which a portion of dollar currency risk is mitigated by entering into currency hedges. This program includes public investment-grade bonds as well as U.S. dollar-denominated investment-grade commercial mortgage loans, middle market loans, infrastructure debt, collateralized loan obligations and other loan types, high yield bond and public and private equities. The Company plans to continue adding other instruments denominated in U.S. dollars, including floating rate investments, to improve the portfolio diversification and/or return profile. Some of the U.S. dollar-denominated asset classes that the Company has added, and anticipates continuing to add, have less liquidity than investment-grade corporate bonds. Further, in recent years the Company has reduced the proportion of U.S. dollar-denominated investments that are subject to a currency hedge, and this proportion continues to be subject to change at the Company’s discretion. These strategies will continue to increase the Company's exposure to U.S. interest rates, credit spreads and other risks. The Company has increased U.S. dollar risk exposure in Japan as the comprehensive hedging program may not always correlate to the underlying U.S. dollar-denominated assets, thereby increasing earnings volatility. These risks can significantly impact the Company's consolidated results of operations, financial position or liquidity.

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

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. Cumulative net cash settlements on derivatives hedging currency exposure of Aflac Japan's U.S. dollar-denominated investments are associated with existing U.S. dollar-denominated investments that continue to be hedged, previously hedged investments that continue to be held but are no longer hedged, and investments previously hedged that have since been sold, matured or redeemed and may or may not have not been converted to yen. The Company’s foreign exchange derivatives are typically shorter-dated than the underlying U.S. dollar-denominated investments being hedged, which creates roll-over risks within the hedging program that could increase the cost of such derivatives. If the Company reduces the notional amount of foreign exchange derivatives prior to the maturity of the hedged U.S. dollar-denominated investments, the foreign exchange gains or losses on the U.S. dollar-denominated investments remain economically unrealized. These foreign currency gains or losses on the investments are only economically realized, or monetized, through sale, maturity or redemption of the investments and concurrent conversion to yen. However, the Company may not realize the benefit of offsetting adverse cash settlements on hedging derivatives with cash receipts on the U.S. dollar-denominated investments if the currency exchange rates move in an adverse direction before the investments are converted to yen, or if the investments are never converted to yen. As an example of the latter, if the Company’s actual insurance risk experience in Japan is as expected or more favorable than expected, the need for yen to pay expenses and claims would correspondingly remain at or below expected levels, thereby diminishing operational requirements to convert U.S. dollar-denominated investments to yen. The settlement of the foreign exchange

Item 1A. Risk Factors
derivatives is reported in the investing activities section of the Company’s consolidated statements of cash flows in the line item “Settlement of derivatives, net.”

See the risk factor entitled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate”, the "Hedging Activities" subsection of Item 7, MD&A, and the "Currency Risk" subsection of Item 7A. Quantitative and Qualitative Disclosures about Market Risk for more information.

The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate.

Due to the size of Aflac Japan, where functional currency is the Japanese yen, fluctuations in the exchange rate between the yen and the U.S. dollar can have a significant effect on the Company's reported financial position and results of operations. Aflac Japan's premiums and approximately half of its investment income are received in yen, and its claims and most expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. Certain unhedged U.S. dollar denominated assets and liabilities held by Aflac Japan are re-measured to yen with the volatility reported in earnings. Furthermore, the yen-denominated balance sheet of Aflac Japan is translated into U.S. dollars for financial reporting purposes with foreign exchange impact reflected in equity. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported financial position and results of operations. Yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the U.S. dollar will generally adversely affect the value of the Company's yen-denominated investments in U.S. dollar terms. Further, unhedged U.S. dollar-denominated securities held by Aflac Japan are exposed to foreign exchange fluctuations, which impact SMR. As a result, periods of unusually volatile currency exchange rates could result in limitations on dividends available to the Parent Company.

The Company engages in certain foreign currency hedging activities to hedge the exposure to yen from its net investment in Japanese operations. These hedging activities are limited in scope, and the Company cannot provide assurance that these activities will be effective.

As indicated in the MD&A, the Company has determined that the unhedged U.S. dollar-denominated investment portfolio acts as a natural economic currency hedge of a portion of the Company’s investment in Aflac Japan against erosion of economic value. At the same time, the unhedged U.S. dollar-denominated investment portfolio creates an unmatched foreign currency exposure and subjects Aflac Japan to volatility in regulatory capital, including SMR, and earnings, which may adversely impact Aflac Japan’s ability to pay dividends to the Parent Company. The Company has historically maintained and currently maintains the size of the unhedged portfolio at levels below the economic equity surplus in Aflac Japan, but there can be no assurance that this strategy will be successful.

For regulatory accounting purposes, there are certain requirements for realizing impairments that could be triggered by changes in the rate of exchange between the yen and U.S. dollar and could negatively impact Aflac Japan's earnings and the corresponding dividends and capital deployment.

Additionally, the Company is exposed to currency risk when yen cash flows are converted into U.S. dollars, resulting in changes in the Company's U.S. dollar-denominated cash flows and earnings when exchange gains or losses, respectively, are realized. This primarily occurs when Aflac Japan pays dividends in yen to the Parent Company, but it also has an impact when cash in the form of yen is converted to U.S. dollars for investment into U.S. dollar-denominated assets. The exchange rates prevailing at the time of dividend payment may differ from the exchange rates prevailing at the time the yen profits were earned. The Parent Company utilizes forward contracts to accomplish a dual objective of hedging foreign currency exchange rate risk related to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. However, if the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

For more information regarding unhedged U.S. dollar-denominated securities, see the risk factor above entitled, “Lack of availability of acceptable yen-denominated investments could adversely affect the Company’s results of operations, financial position or liquidity”. See the "Currency Risk" subsection of Item 7A, Quantitative and Qualitative Disclosures about Market Risk for more information .

The valuation of the Company's investments and derivatives includes methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may adversely affect the Company's results of operations or financial condition.

Item 1A. Risk Factors

The Company reports a significant amount of its fixed maturity securities and other financial instruments at fair value. As such, valuations may include inputs and assumptions that are less observable or require greater estimation and valuation methods that are more sophisticated, thereby resulting in values that may be greater or less than the value at which the investments may be ultimately sold. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within the Company's consolidated financial statements and the period-to-period changes in value could vary significantly.

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

Where valuation and interest rates are based on LIBOR, elimination of LIBOR as an interest rate benchmark may create uncertainty in valuation of loans, derivatives and other assets in the pricing of such assets in markets for their sale and disposition.

See the "Critical Accounting Estimates" section of Item 7, MD&A, and Notes 1, 3, 4, and 5 of the Notes to the Consolidated Financial Statements for more information.

The determination of the amount of expected credit losses recorded on the Company's investments is based on significant valuation judgments and could materially impact its results of operations or financial position.

The Company estimates an expected lifetime credit loss on investments measured at amortized cost including held-to-maturity fixed maturity securities, loan receivables and loan commitments. For the Company’s available-for-sale fixed maturity securities, the Company evaluates estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis.

The Company’s approach to estimating credit losses is complex and incorporates significant judgments. In addition to a security, or an asset class, or issuer-specific credit fundamentals, it considers relevant historical information (e.g. loss statistics), current market conditions and reasonable and supportable micro and macroeconomic forecasts.

The Company's management updates its expected credit loss assumptions regularly as conditions change and as new information becomes available and reflects expected credit losses in the Company's earnings when considered necessary. Furthermore, additional credit losses may need to be taken in the future. Historical trends may not be indicative of future expectations of credit losses.

See Note 3 of the Notes to the Consolidated Financial Statements in this report for more information.

The Company cannot provide assurance that these evaluations will be accurate and effective. If the Company’s estimates of credit losses are not accurate and actual credit losses are higher than the Company’s estimates, the Company’s net income and capital position will be negatively impacted.

These higher losses would also negatively affect the Company's solvency ratios in the U.S. and Japan. For regulatory accounting purposes for Aflac Japan, there are certain requirements for realizing impairments that could be triggered by rising interest rates, credit-related losses, or changes in foreign exchange, negatively impacting Aflac Japan's earnings and corresponding dividend and capital deployment.

Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital.

NRSROs may change their ratings or outlook on an insurer's ratings due to a variety of factors including but not limited to competitive position; profitability; cash generation and other sources of liquidity; capital levels; quality of the investment portfolio; and perception of management capabilities.

Item 1A. Risk Factors
The ratings assigned to the Company by the NRSROs are important factors in the Company's ability to access liquidity and capital from the bank market, debt capital markets or other available sources, such as reinsurance transactions. Downgrades of the Company's credit ratings could give its derivative counterparties the right to require early termination of derivatives transactions or delivery of additional collateral, thereby adversely affecting the Company's liquidity.

Downgrades of the Company's ratings could also have a material adverse effect on agent recruiting and retention, sales, competitiveness and the marketability of its products, all of which could negatively impact the Company's liquidity, operating results and financial condition. Additionally, sales through the bank channel in Japan could be adversely affected as a result of their reliance on and sensitivity to ratings levels.

The Company cannot predict what actions rating agencies may take, or what actions the Company may take in response to the actions of rating agencies. As with other companies in the financial services industry, the Company's ratings could be downgraded at any time and without any notice by any NRSRO.

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

Further, the Company has agreements with various Japanese financial institutions for the distribution of its insurance products. For example, at December 31, 2020, the Company had agreements with 361 banks to market Aflac's products in Japan. Sales through these banks represented 5.1% of Aflac Japan's new annualized premium sales in 2020. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.

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

Item 1A. Risk Factors
See the "Investments" section of Item 7, MD&A, and the "Credit Risk" section of Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for more information.

Operational-Related Risk Factors

Major public health issues, and specifically the novel coronavirus COVID-19 and any resulting economic effects could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business.

The Company continues to closely monitor developments related to the COVID-19 pandemic to assess its impact on the Company's business. Due to the evolving and highly uncertain nature of this event, including fluctuations in infection and death rates in the United States, Japan and other regions of the world, and global efforts to develop and distribute a vaccine, the COVID-19 pandemic could impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways. The pandemic may cause changes to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets in the "2021 Outlook" section of Item 7, MD&A.

There can be no assurance that governmental interventions in the U.S. and Japan will be effective to mitigate adverse impacts on financial markets and the Company’s investment portfolio, and the effects of the pandemic and the response of governmental entities, public health authorities and private entities on the U.S., Japan and global economies cannot be predicted. The pace and magnitude of changes to levels of unemployment, the significant government responses to date, and the continuing effort to contain the impact of COVID-19 in the U.S., among other factors, introduces significant uncertainty about the severity and duration of the pandemic’s effects on the U.S. economy. The Company also cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues will affect its business. The extent to which the pandemic will impact the Company's business, results of operations, financial condition, capital position, liquidity or prospects, as well as those of its customers, agents, brokers and other distribution partners, vendors and counterparties, will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain or treat its impact.

As a result of the COVID-19 pandemic, the Company may face increased costs associated with claims under its policies, customers experiencing difficulty paying premiums or policies being designated as “no lapse” for periods of time. In particular, Aflac U.S. may experience higher lapses because a higher concentration of its policies in force are associated with small business and the correlation of lapse rates to unemployment. These small businesses may be disproportionately negatively impacted by the economic uncertainty surrounding COVID-19. The cost of reinsurance to the Company for these policies could increase, and the Company may encounter decreased availability of such reinsurance.

Policies issued by Aflac Japan and Aflac U.S. are primarily sold and enrolled in person through face-to-face interaction. Likewise, recruiting of new agents and brokers largely occurs through in-person contact. The ability of individual agents and agencies, strategic alliance partners, brokers and other distribution partners to make sales in Japan and the U.S. and the ability to conduct agent and broker recruiting has been significantly reduced by efforts to mitigate the effects of the pandemic, including social distancing guidelines issued by public health authorities and/or other authorities, government shelter in place orders or requirements, and requests or orders by employers that their employees work remotely. Further, in both Japan and the U.S., a significant amount of sales have historically been made to individuals and businesses who may, in light of the economic and social effects of the pandemic and for an indeterminate amount of time, lack the certainty or financial resources to purchase the Company’s products or maintain premium payments on policies already purchased. Further, independent of whether government and public health authorities impose or withdraw shelter in place orders or requirements and social distancing guidelines issued to date, businesses and individuals may voluntarily continue to exercise social distancing techniques, which may hinder sales of the Company’s products in Japan and the U.S. The Company cannot predict with certainty the impact of these events on its distribution channels and financial results, but the impact to date has been more acute for Aflac U.S. due to the higher number of confirmed COVID-19 cases and deaths in the U.S. to date compared with Japan, both in absolute terms and in proportion to national populations, as well as the historically lower rate of persistency in the Aflac U.S. business. The Company also considers that most Aflac U.S. business customers, and most of the independent agents in its agency channel, are small businesses who may lack the financial resources to weather an economic downturn, which may impact sales beyond 2020. For example, as of December 31, 2020, over 400,000 of the Aflac U.S. business accounts are small businesses with under 100 employees. See the risk factors entitled “Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan” and “Difficult conditions in global capital markets and the economy, including those caused

Item 1A. Risk Factors
by the novel coronavirus COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business” for more information.

Further, the Company's operations, as well as those of its vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or the mitigation efforts outlined above. The business and operational impacts of extended periods of working from home cannot be predicted with certainty and may have an adverse impact on the Company’s ability to conduct its business. In the U.S. and Japan, the Company has approximately 95% and 50%, respectively, of its employees working remotely. The Company expects to ultimately implement return to work plans for Aflac Japan and Aflac U.S. that will be based upon multiple factors including government mandates, guidelines issued by public health authorities, the location and job responsibilities of specific Company personnel, and the availability and efficacy of one or more therapies or vaccines for use by the Company’s workforce. Such plans may be implemented in stages over an extended period of time, but the Company may nevertheless experience operational disruptions when employees return to work.

The assumptions and estimates that the Company uses in establishing premiums and reserves depend on the Company's judgment regarding the likelihood of future events and are inherently uncertain, including without limitation in regard to the effects of COVID-19. See the risk factor entitled “If future policy benefits, claims or expenses exceed those anticipated in establishing premiums and reserves, the Company's financial results would be adversely affected” and the "Executive Summary" section of Item 7, MD&A, for more information.

For more information on the effects of the COVID-19 pandemic on markets and investments, see the risk factor entitled, “Difficult conditions in global capital markets and the economy, including those caused by the novel coronavirus COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.”

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

For more information on the strategic partnership with Japan Post, see the risk factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations." For more information on the effects of COVID, see the risk factor entitled, “Major public health issues, and specifically the novel coronavirus COVID-19 and any resulting economic effects could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business.”

Item 1A. Risk Factors
If future policy benefits, claims or expenses exceed those anticipated in establishing premiums and reserves, the Company's financial results would be adversely affected.

The assumptions and estimates that the Company uses in establishing premiums and reserves depend on the Company's judgment regarding the likelihood of future events and are inherently uncertain. Many factors can cause actual outcomes to deviate from these assumptions and estimates, such as changes in incidence rates, economic conditions, changes in government healthcare policy, advances in medical technology, changes in treatment patterns, and changes in average lifespan. Accordingly, the Company cannot determine with precision the ultimate amounts that it will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level the Company assumes prior to payment of benefits or claims. If the Company's actual experience is different from its assumptions or estimates, the Company's premiums and reserves may prove inadequate. As a result, the Company would incur a charge to earnings in the period in which it determines such a shortfall exists, which could have a material adverse effect on the Company's business, results of operations and financial condition.

The success of the Company's business depends in part on effective information technology systems and on continuing to develop and implement improvements in technology.

The Company's business depends in large part on its technology systems for interacting with employers, policyholders, sales associates, and brokers, and the Company's business strategy involves providing customers with easy-to-use products to meet their needs and ensuring employees have the technology in place to support those needs. Some of the Company's information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards including adequate business continuity procedures. The Company is in a continual state of upgrading and enhancing its business systems and has increased the pace of such enhancements in recent years, particularly during the COVID-19 pandemic, given the growing importance of virtual sales to both Aflac Japan and Aflac U.S. These changes tend to be accompanied by large expenditures and challenge the Company's complex integrated environment. If the Company does not maintain the effectiveness of its systems and continue to develop and enhance information systems that support its business processes in a cost-efficient manner, the Company's sales, business retention, operations and reputation could be adversely affected and it could be exposed to litigation, regulatory proceedings and fines or penalties.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business.

The Company stores confidential policyholder, employee, agent, and other proprietary information on its information technology systems. The Company also depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. The Company’s information technology and other systems, as well as those of third party providers and participants in the Company’s distribution channels, have been and will likely continue to be subject to physical or electronic break-ins, unauthorized tampering, security breaches, social engineering, phishing, web application attacks, computer viruses or other malicious codes, or other cyber-attacks, that may result in the failure to adequately maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers and prospective customers, or in the misappropriation of the Company's intellectual property or proprietary information. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable and insurance may not be sufficient to protect the Company against all losses. As a result, events such as these could adversely affect the Company's financial condition or results of operation. Although the minor data leakage issues the Company has experienced to date have not had a material effect on its business, there is no assurance that the Company's security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-attacks.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by the Company or others, including third party providers and participants in the company’s distribution channels, could delay or disrupt the Company's ability to do business and service its customers, seriously harm the Company's brand, reputation, and ability to compete effectively, subject it to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect the Company's business. In addition, the costs to address or remediate system interruptions or security threats and vulnerabilities, whether before or after an incident, could be significant.

As a holding company, the Parent Company depends on the ability of its subsidiaries to transfer funds to it to meet its debt service and other obligations and to pay dividends on its common stock.

Item 1A. Risk Factors
The Parent Company is a holding company and has no direct operations, and its most significant assets are the stock of its subsidiaries. Because the Parent Company conducts its operations through its operating subsidiaries, the Parent Company depends on those entities for dividends and other payments to generate the funds necessary to meet its debt service and other obligations, to pay dividends on and conduct repurchases of its common stock, and to make investments into its subsidiaries or external opportunities.
Aflac is domiciled in Nebraska and is subject to insurance regulations that impose certain limitations and restrictions on payments of dividends, management fees, loans and advances by Aflac to the Parent Company. The Nebraska insurance statutes require prior approval for dividend distributions that exceed the greater of the net income from operations, which excludes net realized investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. The Nebraska insurance department also must approve service arrangements and other transactions within the affiliated group of companies. After the Japan branch conversion, the Nebraska insurance department and the FSA approved their respective domiciled insurance company service arrangements and transactions. The FSA does not allow dividends or other payments from Aflac Japan unless it meets certain financial criteria as governed by Japanese corporate law. Under these criteria, dividend capacity at the Japan subsidiary will be defined as retained earnings plus other capital reserve less net after-tax net unrealized losses on available-for-sale securities.

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

However, there are inherent limitations to risk management strategies because risk may exist, or emerge in the future, that the Company has not appropriately anticipated or identified. If the Company's risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As the Company's businesses change and the markets in which it operates evolve, the Company's risk management framework may not evolve at the same pace as those changes, and risks may not be appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from greater than expected morbidity, mortality, longevity, or persistency, the effectiveness of the Company's risk management strategies may be limited, resulting in losses to the Company. Under difficult or less liquid market conditions, the Company's risk management strategies may be ineffective or more difficult or expensive to execute because other market participants may be using the same or similar strategies to manage risk.

Many of the Company's risk management strategies or techniques are based upon historical customer and market behavior and all such strategies and techniques are based to some degree on management’s subjective judgment. The Company cannot provide assurance that its risk management framework, including the underlying assumptions or strategies, will be accurate and effective.

Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective. The Company's businesses and corporate areas primarily use models to project future cash flows associated with pricing products, calculating reserves and valuing assets, and evaluating risk and determining capital requirements, among other uses. These models are utilized under a risk management policy approved by the Company's executive risk management committees, however, the models may not operate properly and rely on assumptions and projections that are inherently uncertain. As the Company's businesses continue to grow and evolve, the number and complexity of models the Company utilizes expands, increasing the Company's exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

Item 1A. Risk Factors
Past or future misconduct by the Company's employees or employees of third parties (suppliers which are cost-based relationships and alliance partners which are revenue-generating relationships) could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Despite the Company's published Supplier Code of Conduct, due diligence of the Company's alliance partners, and rigorous contracting procedures (including financial, legal, IT security, and risk reviews), there can be no assurance that controls and procedures that the Company employs will be effective. Additionally, the use of third parties also poses operational risks that could result in financial loss, operational disruption, brand damage, or compliance issues. Inadequate oversight of Aflac’s third party suppliers due to the lack of policies, procedures, training and governance may lead to financial loss or damage to the Aflac brand.

Regulatory Risk Factors

Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations

As previously disclosed, in July 2019 Japan Post Insurance Co., LTD (JPI) and Japan Post Co., LTD (JPC), each an affiliate of Japan Post Holdings (together with JPI and JPC, the Japan Post Group) announced that they had established a Special Investigative Committee to determine whether JPC and JPI sales practices with respect to JPI products had caused disadvantages to customers holding such policies that were not otherwise the result of honoring such customers’ intentions.

While the sale of Aflac Japan cancer insurance products was not within the scope of the JPI investigation or the business suspension orders, beginning in August 2019 the Company has experienced a material decrease of sales in the Japan Post Group channel. This decline continued into 2020 and the Company believes it was exacerbated by the effects of COVID-19. The Company further believes that sales of Aflac Japan cancer insurance through JPC and JPI are unlikely to return to 2018 levels in the near term. After the issuance of a three month business suspension order by the FSA in December 2019, JPI announced on September 11, 2020 that it would resume operations aimed at regaining customers' trust on October 5, 2020, but the timeline for resumption of normal sales remains unclear. It is uncertain what long-term effect these developments will have on the Company’s results of operations or financial condition, but any such effects could be material. See the "Aflac Japan Segment" section of Item 7. MD&A for more information.

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

In addition, it remains difficult to predict the timing and effect that future tax law changes could have on the Company's earnings both in the U.S. and in foreign jurisdictions, including in connection with a new presidential administration in the United States in 2021. Any of these factors could cause the Company to experience an effective tax rate significantly different from previous periods or the Company's current estimates. If the Company's effective tax rate were to increase, the Company's financial condition and results of operations could be adversely affected.

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

Various state laws in the U.S. address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data. HIPAA requires the Company to impose privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations). The U.S. Congress and many

Item 1A. Risk Factors
states are considering new privacy and security requirements that would apply to the Company's business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on the Company's business models, the development of new administrative processes, and the effects of potential noncompliance by the Company's business associates. They also may impose further restrictions on the Company's collection, disclosure and use of customer identifiable data that are housed in one or more of the Company's administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss, theft or other unauthorized disclosure of sensitive or confidential customer information, whether by the Company or by one of its third parties, could have a material adverse effect on the Company's business, reputation, brand and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding the Company's privacy and security practices; adverse actions against the Company's licenses to do business; and injunctive relief.

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

Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, that exercise a degree of interpretive latitude, including the FSA and Ministry of Finance (MOF) in Japan, and state insurance regulators, the SEC, the NAIC, the FIO, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Treasury, including the Internal Revenue Service (IRS), in the U.S. The Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may result in non-compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. There is also a risk that any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may change over time to the Company's detriment. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause the Company to change its views regarding the actions it needs to take from a legal or regulatory risk management perspective. This may necessitate changes to the Company's practices that may, in some cases, limit its ability to grow or otherwise negatively impact the profitability of the Company's business.

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

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase the Company's direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on the Company's financial condition and results of operations. See the “Government Regulation” subsections of Item 1, Business, for more information.

Item 1A. Risk Factors
General Risk Factors

Competition could adversely affect the Company's ability to increase or maintain its market share or profitability.

The Company operates in a competitive environment and in an industry that is subject to ongoing changes from market pressures brought about by customer demands, legislative reform, marketing practices and changes to health care and health insurance delivery. These factors require the Company to anticipate market trends and make changes to differentiate the Company's products and services from those of its competitors. The Company also faces potential competition from existing or new companies in the U.S. and Japan that have not historically been active in the supplemental health insurance industry, but some of which have greater financial, marketing and management resources than the Company. Further, some of these potential competitors could introduce new means of product development and delivery that disrupt the Company’s business model. Failure to anticipate market trends and/or to differentiate the Company's products and services can affect the Company's ability to retain or grow profitable lines of business. Further, as employers and brokers are increasingly requesting a full suite of products from one insurance provider, a failure to react and adapt to these demands could result in decreased sales or market share.

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

Catastrophic events, including as a result of climate change, could adversely affect the Company's financial condition and results of operations as well as the availability of the Company’s infrastructure and systems.

The Company's insurance operations are exposed to the risk of catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, and terrorism or other acts of violence. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in the Company's financial results for any fiscal quarter or year and could materially reduce its profitability or harm the Company's financial condition, as well as affect its ability to write new business. In addition, such events may lead to periods of voluntary or required premium grace periods, which may lead to volatility in lapse rates and premium persistency.

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

Climate change may increase the frequency and severity of natural disasters such as hurricanes, tornadoes, floods and forest fires. Further, the Company cannot predict the effects that any legal or regulatory changes made in response to climate change concerns would have on the Company’s business. In addition, while assessment of risks related to climate change are part of the Company's credit review process, climate change-related risks may adversely impact the value of the securities that the Company holds.

Events, including those external to the Company's operations, could damage the Company's reputation.

The Company has made significant investments in the Aflac brand over a long period of time. Because insurance products are intangible, the Company's ability to compete for and maintain policyholders relies to a large extent on consumer trust in the Company's business, including its alliance partners, sales associates and other distribution partners. The perception of unfavorable business practices, lack of commitment to sustainability efforts and attention to societal impacts, or financial weakness with respect to the Company, its alliance partners, sales associates or other distribution partners could create doubt regarding the Company's ability to honor the commitments it has made to its policyholders. Such a perception could also negatively impact the Company’s ability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, and could have a material adverse effect on the

Item 1A. Risk Factors
Company's sales, results of operations and financial condition. Maintaining the Company's stature as a trustworthy insurer and responsible corporate citizen, which helps support the strength of the Company's brand, is critical to the Company's reputation and the failure or perceived failure to do so could adversely affect the Company's brand value, financial condition and results of operations.

The Company depends heavily on key management personnel, and the loss of services of one or more of its key executives could harm the Company's business.

The Company’s success depends to a significant extent upon the efforts and abilities of its key management personnel. The loss of the services of one or more of the Company's senior executives could significantly undermine its management expertise, and the Company's business could be adversely affected.

Changes in accounting standards issued by the Financial Accounting Standard Boards (FASB) or other standard-setting bodies may adversely affect the Company's financial statements.

The Company's financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time the Company is required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB. Changes to accounting standards could have a material adverse effect on the Company's results of operations and financial condition. See Note 1 of the Notes to the Consolidated Financial Statements for more information.

The Company faces risks related to litigation, regulatory investigations and inquiry and other matters.

The Company is a defendant in various lawsuits considered to be in the normal course of business. The final results of any litigation cannot be predicted with certainty, and plaintiffs may seek very large amounts in class actions or other litigation. Although some of this litigation is pending in states where large punitive damages, bearing little relation to the actual damages sustained by plaintiffs, have been awarded in recent years, the Company believes the outcome of pending litigation will not have a material adverse effect on its financial position, results of operations, or cash flows. However, a substantial legal liability or a significant federal, state or other regulatory action against the Company, as well as regulatory inquiries or investigations, could harm the Company's reputation, result in changes in operations, result in material fines or penalties, result in significant costs due to legal fees, settlements or judgments against the Company, or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Without limiting the foregoing, the litigation and regulatory matters the Company is, has been, or may become, subject to include matters related to sales agent recruiting, policy sales practices, claim payments and procedures including denial or delay of benefits, material misstatements or omissions in the Company's financial reports or other public statements, and/or corporate governance, corporate culture or business ethics matters. Further, the Company may be subject to claims of or litigation regarding sexual or other forms of misconduct or harassment, or discrimination on the basis of race, color, national origin, religion, gender, or other bases, notwithstanding that the Company's Code of Business Conduct and Ethics prohibits such harassment and discrimination by its employees, the Company has ongoing training programs and provides opportunities to report claims of noncompliant conduct, and it investigates and may take disciplinary action regarding alleged harassment or discrimination. Any violations of or deviation from laws, regulations, internal or external codes or standards of normative behavior, or perceptions of such violations or deviations, by the Company's employees or by independent sales agents could adversely impact the Company's reputation and brand value, financial condition and results of operations.

Allegations or determinations of agent misclassification could adversely affect the Company’s results of operations, financial condition and liquidity.

A majority of the Company's U.S. sales force is, and has historically been, comprised of independent agents. While the Company believes that it has properly classified such agents as independent contractors, the Company may be subject to claims, regulatory action by state or federal departments of labor or tax authorities, changes in state or federal law, or litigation asserting that such agents are employees. The laws and regulations governing the classification of workers in the U.S. may be changed or interpreted differently compared to past interpretations, including in states where the Company generates significant sales through independent agents. An allegation or determination that independent agents in the Company’s U.S. sales force have been misclassified as independent contractors could result in changes in the Company’s operations and U.S. business model, result in material fines or penalties, result in significant costs due to legal fees, settlements or judgments against the Company, or otherwise have a material adverse effect on the Company's business, results of operation, financial condition and liquidity.

Item 1B. Unresolved Staff Comments
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In the U.S., the Company owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. The Company leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance). The Company also leases office space in New York that houses the Company's Global Investment division. The Company also leases administrative office space throughout the U.S., Puerto Rico and the United Kingdom.
In Tokyo, Japan, the Company has two primary campuses. The first campus includes a building, owned by the Company, for the customer call center, the claims department, the information technology departments, and training facility. This campus also includes a leased property, which houses the Company's policy administration and customer service departments. The second campus comprises leased space, which serves as the Company's headquarters and houses administrative and investment support functions. The Company also leases additional office space in Tokyo, along with regional offices located throughout the country.
The Company believes its properties are adequate and suitable for its business as currently conducted and are adequately maintained.
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

Holders

As of February 17, 2021, there were 86,569 holders of record of the Company's common stock.

Dividends

For a summary of dividends paid to shareholders in 2020 and 2019 and potential restrictions on the Company's ability to pay future dividends, see the Liquidity and Capital Resources section of Item 7. MD&A.

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

Performance Graphic Index
December 31,

	2015	2016	2017	2018	2019	2020
Aflac Incorporated	100.00	119.11	153.65	163.20	193.48	167.21
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Life & Health Insurance	100.00	124.86	145.37	115.17	141.88	128.43
Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the year ended December 31, 2020, the Company repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	3,906,085		$52.61	3,906,085	33,147,528
February 1 - February 29	2,870,531		50.93	2,367,300	30,780,228
March 1 - March 31	3,715,439		33.46	3,710,430	27,069,798
April 1 - April 30	1,890,000		35.74	1,890,000	25,179,798
May 1 - May 31	1,721,653		34.95	1,720,900	23,458,898
June 1 - June 30	1,609,905		37.48	1,597,741	21,861,157
July 1 - July 31	2,045,100		35.76	2,045,100	19,816,057
August 1 - August 31	3,929,149		36.98	3,913,300	115,903,549
September 1 - September 30	4,961,219		36.79	4,957,427	110,946,122
October 1 - October 31	2,533,700		36.83	2,533,700	108,412,422
November 1 - November 30	3,206,400		42.72	3,206,400	105,206,022
December 1 - December 31	6,051,715		44.62	6,050,404	99,155,618
Total	38,440,896	(1)	$40.72	37,898,787	99,155,618
(1)During the year ended December 31, 2020, 542,109 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6. Selected Financial Data
ITEM 6.     SELECTED FINANCIAL DATA

Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions, except for share and per-share amounts)	2020	2019	2018	2017	2016
Revenues:
Net premiums, principally supplemental health insurance	$18,622	$18,780	$18,677	$18,531	$19,225
Net investment income	3,638	3,578	3,442	3,220	3,278
Net investment gains (losses)	(270)	(135)	(430)	(151)	(14)
Other income	157	84	69	67	70
Total revenues	22,147	22,307	21,758	21,667	22,559
Benefits and expenses:
Benefits and claims, net	11,796	11,942	12,000	12,181	12,919
Expenses	6,192	5,920	5,775	5,468	5,573
Total benefits and expenses	17,988	17,862	17,775	17,649	18,492
Pretax earnings	4,159	4,445	3,983	4,018	4,067
Income taxes	(619)	1,141	1,063	(586)	1,408
Net earnings	$4,778	$3,304	$2,920	$4,604	$2,659
Share and Per-Share Amounts
Net earnings (basic)	$6.69	$4.45	$3.79	$5.81	$3.23
Net earnings (diluted)	6.67	4.43	3.77	5.77	3.21
Cash dividends paid	1.12	1.08	1.04	.87	.83
Cash dividends declared	1.45	1.08	1.04	.87	.83
Weighted-average common shares used for basic EPS (In thousands)	713,702	742,414	769,588	792,042	822,942
Weighted-average common shares used for diluted EPS (In thousands)	716,192	746,430	774,650	797,861	827,841
Supplemental Data
Yen/dollar exchange rate at year-end (yen)	103.50	109.56	111.00	113.00	116.49
Weighted-average yen/dollar exchange rate (yen)	106.86	109.07	110.39	112.16	108.70

Item 6. Selected Financial Data
Aflac Incorporated and Subsidiaries
December 31,

(In millions)	2020	2019	2018	2017	2016
Assets:
Investments and cash	$149,753	$138,091	$126,243	$123,659	$116,361
Other	15,333	14,677	14,163	13,558	13,458
Total assets	$165,086	$152,768	$140,406	$137,217	$129,819
Liabilities and shareholders’ equity:
Policy liabilities	$114,391	$106,554	$103,188	$99,147	$93,726
Income taxes	4,661	5,370	4,020	4,745	5,387
Notes payable and lease obligations (1)	7,899	6,569	5,778	5,289	5,360
Other liabilities	4,576	5,316	3,958	3,438	4,864
Shareholders’ equity	33,559	28,959	23,462	24,598	20,482
Total liabilities and shareholders’ equity	$165,086	$152,768	$140,406	$137,217	$129,819
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

The Company elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data. Readers should refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 21, 2020, for reference to discussion of the year ended December 31, 2018, the earliest of the three years presented. Amounts reported in this MD&A may not add due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

COVID-19

The impact of the COVID-19 global pandemic on the Company continues to evolve, and its future effects remain uncertain. At the onset of the pandemic, the majority of the Company’s employees in Japan and the U.S. shifted to remote working environments, with returns to office undertaken throughout the year as warranted by local conditions. Both Aflac Japan and Aflac U.S. took measures to address employee health and safety and increase employees’ ability to develop and maintain more flexible working conditions. The Company established command centers to monitor and communicate on developments, and operations remained stable throughout the year. The Company also took prompt action at the beginning of the pandemic to strengthen its capital and liquidity position, and it continued to undertake de-risking activity in its investment portfolios and to adjust to market conditions throughout the year. Both Aflac Japan and Aflac U.S. also accelerated investments in digital initiatives to improve productivity, efficiency and customer service over the long term.

In 2020, both Aflac Japan and Aflac U.S. experienced a significant decrease in sales due to the effects of the pandemic and related government responses. Pandemic-related claims and associated reserve increases in both Japan and the U.S. have not materially impacted 2020 results and were more than offset by a reduction in claims related to routine medical needs. The pandemic’s impact on economic conditions have contributed to sales declines, pressuring premium growth rates. This, in turn, has been partially offset by lower lapse rates in the U.S. Economic conditions in the U.S. have resulted in lower interest rates having an impact on net investment income. The Company did not experience material realized losses or impairments and credit losses associated with the pandemic. The Company continues to closely monitor the effects and risks of COVID-19 to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position. Those impacts may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other measures the Company provides in this MD&A.

The Company’s efforts and other developments are outlined below.

•Liquidity and Capital Resources

The Company entered the crisis in a strong capital and liquidity position, having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1.0 billion in senior notes through public debt offerings under its U.S. shelf registration statement. Accordingly, as of December 31, 2020 the Company held approximately $5.1 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion held to provide a capital buffer and liquidity support at the holding company. Even after these debt offerings, the Company’s leverage ratio remains at levels that the Company believes are adequate to maintain current ratings and leave capacity for further debt issuances. The Company has available liquidity in its unsecured revolving credit facilities of $1.0 billion and ¥100.0 billion, respectively, and currently has no borrowings under either of these facilities. In April 2020, Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs of the U.S. insurance subsidiaries and subject to qualified collateral availability and other conditions. The Company has the ability to adjust cash flow management from other sources of liquidity including reinvestment cash flows and selling investments.

The Company remains committed to prudent liquidity and capital management and is taking a tactical approach to capital allocation. In terms of repurchases, the Company remains in the market and is being tactical in its approach to repurchasing its stock. The Company believes that this approach will allow it to increase or decrease repurchase activity depending on how the pandemic and market conditions evolve.

The Company is committed to maintaining a strong Aflac Japan solvency margin ratio (SMR) and Aflac U.S. risk-based capital (RBC) ratios. While the SMR is particularly sensitive to market volatility resulting from widening of credit spreads, both SMR and RBC are sensitive to credit downgrades and defaults. The Company has capital tools available to increase SMR and RBC including the reduction of subsidiary dividends paid to the Parent Company by its insurance subsidiaries and Parent Company capital contributions to insurance subsidiaries sourced through cash on hand, proceeds from debt issuances or by drawing on the revolving credit facilities noted above. For example, the Parent Company made a capital contribution of $150 million to CAIC in May 2020 and, pursuant to surplus notes, loaned $50 million to CAIC in December 2020 and $130 million to Aflac in September 2020, the latter of which was used toward the acquisition of Zurich North America's U.S. Corporate Life and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Pensions business in November 2020. The Company also has a committed reinsurance facility in the amount of approximately ¥120 billion of reserves that could be deployed to support SMR. Additionally, Aflac Japan reduced the dividends it provides to the Parent Company in 2020 by ¥75 billion compared to initial 2020 plans. The Company intends to maintain a target minimum SMR of 500% for Aflac Japan and a target minimum RBC of approximately 400% for Aflac, consistent with the Company's risk management practices.

As a result of market volatility, the Company has made tactical adjustments to its existing foreign currency-hedging program in Aflac Japan to mitigate hedging cost and settlement risk while maintaining a strong SMR. Prior to and continuing through the pandemic, Aflac Japan has maintained a collar program on a portion of its U.S. dollar program to mitigate against more extreme moves in foreign exchange rates and therefore support SMR. In the first quarter of 2020, the Company reduced the size of the collar program by approximately $3 billion. In December 2020, the Company reduced the total size of the forward and collar programs by approximately $5 billion and purchased foreign currency options to hedge approximately $5 billion of U.S. dollar-denominated assets. While these adjustments will moderately increase the Company's exposure to SMR volatility, the Company believes that they will also reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the collar program. The Company is continually evaluating other adjustments, including the possibility of changing the level of hedging employed with the U.S. dollar-denominated investments. See the Liquidity and Capital Resources section of this MD&A for additional information regarding other potential sources of liquidity and capital resources.

•Investment Portfolio

The Company's investment portfolio was well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and de-risking activity in prior periods contributed to the current quality of the Company’s investments. The Company continued with de-risking activity in 2020, reducing positions in the portfolios seen as more vulnerable in the current environment. Although economic and market conditions improved in the second half of 2020, the Company remains cautious about the continued path of the recovery and the potential longer term impacts on certain sectors most vulnerable to the impacts of the pandemic. The Company continues seeking ways to improve the health of the portfolio through de-risking and other repositioning actions. Certain investments have been adversely impacted with credit rating downgrades and increased price volatility, including investments in issuers that faced an immediate and severe impact such as those in travel and lodging, leisure, non-emergency medical and energy sectors. The Company continues working with certain issuers to provide temporary relief of terms by providing payment deferrals and other modifications or waivers where the Company believes it improves its overall position. For additional information on these loan modifications, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.

Markets have stabilized from the extreme volatility seen at the outset of the crisis, although issuers continue to be affected by reduced business activity and consumer demand. Volatility in oil prices and reduction in global energy demand continue to adversely impact issuers in the energy sector. U.S. interest rates declined, and availability of new investments in certain private asset classes such as middle market loans, commercial mortgages and transitional real estate remain below pre-crisis levels. As a result, net investment income may be adversely impacted over time from lower reinvestment rates for fixed maturity investments and lower interest on floating rate assets. The Company continues to make tactical adjustments to its investment portfolios in response to the crisis, and continues to assess its investment strategy and asset allocation to identify additional tactical adjustments that may be necessary due to the continuing effects of the pandemic.

•Crisis Management

The Company has crisis command centers set up in Japan and the U.S. These command centers are generally utilized for any type of crisis, including natural disasters and cybersecurity events. The command centers participate in regular updates to the Company's leadership regarding developments in Japan and the U.S., including government and regulatory actions, operations, employee policies and conditions and distribution status. In addition, capital market, central bank and government stimulus updates are provided, as well as updates on cybersecurity, including with respect to the Company's remote workforce. Moreover, the Company's financial leadership group meets more frequently and has focused on the capital markets, capital and liquidity position, stress testing and any defensive actions that may be necessary as the crisis unfolds.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
•Aflac Japan initiatives

In February 2020, Aflac Japan began to implement actions such as working from home, staggered work hours, limitations on the number of personnel attending in-person meetings and restrictions on traveling between buildings and floors in Aflac Japan worksites. In response to the state of emergency and requests made by the Japan government in April 2020, over 70% of Aflac Japan employees were working from home as of mid-April. The state of emergency was lifted nationwide in May 2020; however, in January 2021, the state of emergency was reinstated in certain prefectures experiencing elevated rates of infection. As of December 31, 2020, Aflac Japan had approximately 50% of its workforce working remotely. Aflac Japan is evaluating return to the office measures; however, throughout the development of the pandemic in 2020, including the increase in COVID-19 cases in Japan during the fourth quarter, Aflac Japan has evaluated its operational capabilities and anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations.

Aflac Japan has announced several additional actions taken for its employees including travel restrictions and extended paid leave.

Aflac Japan remains focused on generating new business through direct mail made to existing and prospective customers. In addition, Aflac Japan is promoting digital and web-based sales to groups and introduced a new system that enables smart device-based insurance application by allowing the customer and an Aflac Japan operator to see the same screen through their smart devices. Further, in October 2020, Aflac Japan implemented a new virtual sales tool that enables online consultations and policy applications to be completed entirely online. During 2020, Aflac Japan also accelerated investments in digital and paperless initiatives designed to increase long term productivity, efficiency, customer service and business continuity. Face-to-face sales have been challenged and are having an impact on sales results. In 2020, Aflac Japan experienced a sales decline of 36.2% on a yen basis, compared to 2019, primarily due to the impact of the COVID-19 pandemic and the continuing effects of the Japan Post investigation. See the Aflac Japan Segment of this MD&A for additional information regarding sales in the Japan Post channel and the strategic alliance with Japan Post.

Aflac Japan has also followed the guidance of the FSA in terms of treating customers with care, ensuring ease and timeliness of claims payments and extended coverage for temporary medical facilities and telemedicine in certain circumstances, and waiver of interest on certain policyholder loans. In March 2020, Aflac Japan extended the grace period on premium payments for six months up to September 30, 2020 and it was re-extended to April 30, 2021 in certain cases. In January 2021, the grace period was extended to July 31, 2021 for the policyholders who live in areas under the state of emergency and in February 2021, the scope was expanded to all regions in Japan. Policyholders are required to file for relief through this extension. In April 2020, Aflac Japan announced that it will pay certain accidental death and disability benefits in the event of a death directly caused by COVID-19.

To assist with the COVID-19 pandemic, Aflac Japan has donated ¥500 million to the Japan Medical Associations and to identified municipalities where Aflac Japan has operations.

•Aflac U.S. and Corporate and Other initiatives

The Parent Company and Aflac U.S. began to implement Company mandates including restrictions on travel and in-person meetings applicable to U.S. employees beginning in February 2020 and required work from home directives across their U.S. work force in March 2020. As of December 31, 2020, approximately 95% of U.S. employees were working remotely. The Company currently anticipates that a return to the worksite for U.S. based employees of the Parent Company and Aflac U.S. will be conducted in phases beginning no sooner than the second half of 2021, subject to factors including the availability of treatments and vaccines, the return schedule of school systems and the availability of child care, the number of COVID–19 cases and the COVID–19 replication rate in areas of the U.S. where the Company has significant operations. However, Aflac U.S. anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations. The Parent Company and Aflac U.S. continue to maintain employee and worksite safety measures including travel restrictions, building access restrictions and in-person meeting restrictions.

Aflac U.S. has announced several actions taken for its employees. These include a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

Aflac U.S. is focused on supporting its agency channel, most of which are small businesses, by offering zero-interest loans and cash stipends in lieu of canceled recognition trips.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Aflac U.S. policy sales, enrollment and agent recruiting functions are highly dependent upon face-to-face interaction between independent agents and brokers with prospective and new customers and agents. Opportunities for such interaction have been significantly reduced by reactions to the pandemic, such as social distancing, shelter in place orders and work from home initiatives. In addition, licensure of newly recruited agents has been delayed in some states due to the unavailability or difficulty of temporary licenses or online training. Further, despite government stimulus measures, the long-term economic effects of the pandemic on prospective and existing customers is still largely unknown. Similar to Aflac Japan, the Aflac U.S. sales team has worked to adjust its sales approach given the reduction in face-to-face sales. Key elements to this approach include realizing sales at the worksite through an enrollment call center, video enrollment through co-browsing and self-enrollment. The traditional agent sales team is also using virtual recruiting and training through video conferencing in order to maintain or increase the recruiting pipeline. The Aflac U.S. broker sales team is focused on product enhancements due to COVID-19 as well as leveraging technology based solutions to drive enrollment. Further, during 2020 Aflac U.S. also accelerated investments in digital initiatives designed to improve long term productivity, efficiency and customer service. Aflac U.S. is in its second year of the build-out of the Consumer Markets business for the digital direct-to-consumer sale of insurance and sales made through that platform have continued to grow.

Face-to-face sales have been challenged and are having an impact on sales results. In 2020, Aflac U.S. experienced a sales decline of 30.8%, compared to 2019, reflecting the impacts of the pandemic. The Aflac U.S. benefit ratio decreased in 2020, as compared to 2019; however, the ratio began to recover in the second half of 2020, which management believes may indicate the beginning of a return to levels seen over the past several years. The Company expanded a previously piloted wellness initiative beginning in the third quarter of 2020, using digital and direct account engagement to raise awareness among policyholders as to the availability of valuable wellness benefits. The Company estimates this effort had an impact on incurred claims of approximately $19 million since September 2020.

Aflac U.S. is encouraging policyholders who are displaying COVID-19 symptoms to seek treatment and is paying wellness benefits on applicable policies for COVID-19 tests, when completed claims are submitted. Aflac U.S. is also providing coverage for treatment in temporary facilities and by telemedicine in certain circumstances.

Throughout 2020, Aflac U.S. has taken steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. As of December 31, 2020, premium grace periods remained in effect in 10 states and Puerto Rico. Although aggregate policy lapses decreased from the prior year, Aflac U.S. experienced an increase in policy lapses in the second half of 2020 in certain states where premium grace periods expired and government stimulus measures discussed below were not renewed or initiated. If the premium grace periods continue to expire in 2021, Aflac U.S. would expect an increase in lapse rates.

In September 2020, the Company announced a voluntary separation program for certain U.S. employees. The program provided eligible employees with a severance package, including twelve months of salary, the employee's targeted bonus payout for 2020 and one year of Consolidated Omnibus Budget Reconciliation Act (COBRA) or retiree medical, if eligible. Employees accepted into this program were notified in October 2020 and most transitions were completed by December 31, 2020, with a small number continuing into the first quarter of 2021. The Company recorded a one-time severance charge of $43 million in the fourth quarter of 2020 related to the program.

In 2020, the Parent Company contributed $6 million to organizations that are providing assistance for health care workers assisting with the COVID-19 pandemic.

•Major government initiatives

Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy.

In Japan, initial emergency orders declared by the Japan government were lifted; however, emergency orders have been reinstated in certain prefectures that include Tokyo and surrounding areas experiencing elevated rates of infection.

The FSA has requested that financial service providers in Japan respond appropriately while continuing their

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

In April 2020, the Cabinet of Japan approved ¥117 trillion or more than 20% of GDP in emergency stimulus measures, including various tax measures. In May 2020, the Cabinet of Japan approved a second ¥117 trillion stimulus package. The Diet passed a supplementary budget to fund the package in June 2020. The second stimulus package was intended to help small and mid-sized businesses fund leave allowances for furloughed workers and provides rent assistance for business operations.

In the U.S., initial statewide shelter in place or stay at home orders were lifted although reopening plans have been paused or reversed in certain states experiencing an increase in cases, and shelter in place orders have been reinstated in some areas.

The U.S. government took action in response to the COVID-19 pandemic by providing broad-based relief and economic support to all aspects of the economy.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act, was signed into law in March 2020 and was designed to provide approximately $2 trillion in financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities. Among other measures, the CARES Act provided for $260 billion in expanded unemployment benefits and $290 billion of direct payments to individuals, and established a $349 billion Paycheck Protection Program (PPP) providing for loans to small businesses, nonprofits, and veteran’s organizations with 500 or fewer employees. In April 2020, an additional $320 billion was allocated to the PPP, including $10 billion for administrative costs and $60 billion allocated to small lenders and community banks. In December 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. Among other measures, the CAA allocated an additional $284 billion to the PPP, extended the program to March 31, 2021, and provided for expanded unemployment benefits and direct payments to individuals. The CARES Act also included a five-year net operating loss (NOL) carryback, payroll tax relief and other significant provisions for businesses. Section 4013 of the CARES Act gives entities temporary relief from certain accounting and disclosure requirements for troubled debt restructurings (TDRs). The Company has applied GAAP relief with respect to certain qualifying loan modifications. See Notes 1 and 3 of Notes to the Consolidated Financial Statements for additional details.

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

Performance Highlights

For the full year of 2020, total revenues were down .7% to $22.1 billion, compared with $22.3 billion for the full year of 2019. Net earnings were $4.8 billion, or $6.67 per diluted share, compared with $3.3 billion, or $4.43 per diluted share, for the full year of 2019. The increase in net earnings and net earnings per diluted share in 2020 primarily reflects a $1.4 billion benefit from the release of valuation allowances on deferred foreign tax credits, which were allowed due to newly released U.S. tax regulations. The Company recorded a one-time severance charge of $43 million in the fourth quarter of 2020 related to the voluntary separation program.

Results for 2020 included pretax net investment losses of $270 million, compared with net investment losses of $135 million in 2019. Net investment losses in 2020 included $200 million of credit losses primarily driven by increases in credit losses; $169 million of net losses from certain derivative and foreign currency gains or losses; $184 million of net gains on equity securities; and $85 million of net losses from sales and redemptions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The average yen/dollar exchange rate(1) in 2020 was 106.86, or 2.1% stronger than the rate of 109.07 in 2019.

Adjusted earnings(2) for the full year of 2020 were $3.6 billion, or $4.96 per diluted share, compared with $3.3 billion, or $4.44 per diluted share, in 2019. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $.04.

Total investments and cash at the December 31, 2020 were $149.8 billion, compared with $138.1 billion at December 31, 2019. In 2020, Aflac Incorporated repurchased $1.5 billion, or 37.9 million of its common shares. At December 31, 2020, the Company had 99.2 million remaining shares authorized for repurchase.

Shareholders’ equity was $33.6 billion, or $48.46 per share, at December 31, 2020, compared with $29.0 billion, or $39.84 per share, at December 31, 2019. Shareholders’ equity at December 31, 2020 included a net unrealized gain on investment securities and derivatives of $10.3 billion, compared with a net unrealized gain of $8.5 billion at December 31, 2019. Shareholders’ equity at December 31, 2020 also included an unrealized foreign currency translation loss of $1.1 billion, compared with an unrealized foreign currency translation loss of $1.6 billion at December 31, 2019. The annualized return on average shareholders’ equity in 2020 was 15.3%, driven primarily by a benefit from new tax regulations.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $24.6 billion, or $35.56 per share at December 31, 2020, compared with $22.3 billion, or $30.74 per share, at December 31, 2019. The annualized adjusted return on equity excluding foreign currency impact(2) in 2020 was 15.0%.

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

Financial and Economic Environment

The Company’s business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on the Company, in part because the Company has a large investment portfolio and its insurance liabilities and derivatives are sensitive to changing market factors. See Item 1A. Risk Factors for the risk factor entitled, "Difficult conditions in global capital markets and the economy, including those caused by the novel coronavirus COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business."

Demographics

Aflac Japan
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

Aflac U.S.
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

Regulatory Environment

See Item 1. Business - Aflac Japan Government Regulation and Aflac U.S. Government Regulation for a discussion of regulatory developments that may impact the Company and the associated risks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Competitive Environment

See Item 1. Business - Aflac Japan Competitive Markets and Aflac U.S. Competitive Markets for a discussion of the competitive environment and the basis on which the Company competes in each of its segments.

2021 OUTLOOK

The Company’s strategy to drive long-term shareholder value is to pursue growth through product development, distribution expansion and digital advancements to improve the customer experience.

The Company's objectives in 2021 are to navigate the COVID-19 pandemic while maintaining strong pre-tax margins in its Aflac Japan and Aflac U.S. segments, continuing to accelerate the pace of investment in its digital technology, and integrating and building upon recent acquisitions. The Company believes that its strategy of positioning itself for future growth and efficiency while defending and leveraging its market-leading position, powerful brand recognition and diverse distribution in Japan and the U.S. will provide support toward these objectives.

The Company announced a 17.9% increase in the first quarter 2021 dividend compared to the prior quarter, and it intends to maintain strong capital ratios in Aflac Japan and Aflac U.S. in support of its commitment to shareholder dividends while remaining tactical in its deployment of capital in the form of share repurchases and opportunistic investments. The Company intends to maintain a target minimum SMR of 500% for Aflac Japan and a target minimum RBC of approximately 400% for Aflac, consistent with the Company's risk management practices.

Aflac Japan Segment
In Japan, the Company anticipates that the shift in earned premium from first sector savings products to third sector cancer and medical products and first sector protection products, will continue to result in moderately lower benefit ratios in the Aflac Japan segment. The Company expects expenses to be elevated in 2021 as Aflac Japan’s investments in its paperless initiative and other digital projects are being accelerated. The Company also anticipates that benefit and expense ratios will continue to experience some level of revenue pressure due to the impact of paid up policies and reduced sales in 2020. For the 2020 through 2022 period, the Company expects a decline in Aflac Japan revenue in the range of 2.0% to 3.0% on a compound annual growth rate basis.

Aflac U.S. Segment
The Company expects the profit margins for the Aflac U.S. segment to decline in 2021 as benefit ratios stabilize, expense ratios continue to be elevated in light of investments into U.S. platforms and revenues face pressure due to the impact of the global pandemic on sales. For the 2020 through 2022 period, the Company expects Aflac U.S. revenue to range from a decline of 1.0% to a growth of 1.5% on a compound annual growth rate basis.

Corporate and Other Segment
The Company expects corporate segment results to reflect stable net investment income in 2021 compared to 2020, assuming that U.S. interest rates remain stable.

For important disclosures applicable to statements made in this 2021 Outlook, please see the Risk Factors section and the statement on Forward-Looking Information at the beginning of Item 1. Business, the Risk Factors identified in Item 1A. and Item 7. Management Discussion and Analysis.

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

•Adjusted book value is the U.S. GAAP book value (representing total shareholders' equity), less AOCI as recorded on the U.S. GAAP balance sheet. The most comparable U.S. GAAP measure is total book value. The Company considers adjusted book value important as it excludes AOCI, which fluctuates due to market movements that are outside management's control.

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
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share
	2020	2019	2020	2019
Net earnings	$4,778	$3,304	$6.67	$4.43
Items impacting net earnings:
Net investment (gains) losses (2),(3),(4),(5)	229	15	.32	.02
Other and non-recurring (income) loss	28	1	.04	.00
Income tax (benefit) expense on items excluded from adjusted earnings	(72)	(3)	(.10)	.00
Tax reform adjustment (6)	0	(4)	.00	(.01)
Tax valuation allowance release (7)	(1,411)	0	(1.97)	.00
Adjusted earnings	3,552	3,314	4.96	4.44
Current period foreign currency impact (8)	(31)	N/A	(.04)	N/A
Adjusted earnings excluding current period foreign currency impact	$3,521	$3,314	$4.92	$4.44
(1) Amounts may not foot due to rounding.
(2) Amortized hedge costs of $206 in 2020 and $257 in 2019, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as a decrease to net investment income. See "Hedge Costs/Income" discussion below for further information.
(3) Amortized hedge income of $97 in 2020 and $89 in 2019, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and included in adjusted earnings as an increase to net investment income. See "Hedge Costs/Income" discussion below for further information.
(4) Net interest cash flows from derivatives associated with certain investment strategies of $12 in 2020 and $(17) in 2019 have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(5) A gain of $56 in 2020 and $66 in 2019 related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of interest expense.
(6) The impact of tax reform was adjusted in 2019 as a result of additional guidance released by the IRS.
(7) One-time tax benefit recognized in 2020 representing the release of valuation allowances on deferred foreign tax credits due to new tax regulations.
(8) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

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
Securities Transactions, Credit Losses and Gains (Losses) on Equity Securities

Securities transactions include gains and losses from sales and redemptions of investments where the amount received is different from the amortized cost of the investment. Prior to January 1, 2020, impairments include other-than-temporary impairment losses on investment securities as well as changes in loan loss reserves for loan receivables. Effective January 1, 2020, credit losses include losses for held-to-maturity fixed maturity securities, available-for-sale fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables.

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

•foreign currency swaps that are associated with variable interest entity (VIE) bond purchase commitments, and investments in special-purpose entities, including VIEs where the Company is the primary beneficiary

•interest rate swaps used to economically hedge interest rate fluctuations in certain variable-rate investments

•interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities

•bond purchase commitments at the inception of investments in consolidated VIEs.

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

In 2020, other items also included integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs amounted to $13 million for the year ended December 31, 2020.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was (14.9)% in 2020 and 25.7% in 2019. In 2020, the combined effective tax rate differs from the U.S. statutory rate primarily due to the release of certain valuation allowances established on the Company's deferred foreign tax credit benefits. The release of these valuation allowances was a result of the issuance of Final and Proposed Regulations by the U.S. Treasury and Internal Revenue Service in September 2020, and resulted in a one-time income tax benefit of $1.4 billion in the third quarter of 2020. Total income taxes were $(.6) billion in 2020 and $1.1 billion in 2019. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense.

For additional information, see Note 10 of the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of this MD&A.

The Company expects that its effective tax rate for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See the risk factor entitled "Tax rates applicable to the Company may change" in Part I, Item 1A. Risk Factors for more information.

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
RESULTS OF OPERATIONS BY SEGMENT
U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. Businesses that are not individually reportable, such as the Parent Company, asset management subsidiaries and business activities, including reinsurance retrocession activities are included in the Corporate and other segment. See the Item 1. Business section of this Form 10-K for a summary of each segment's products and distribution channels.

In 2020, Aflac Japan sales for protection-type first sector and third sector products decreased 36.9% and total sales decreased 36.2% on a yen basis, compared to 2019, primarily due to the impact of the COVID-19 pandemic and the continuing effects of the Japan Post investigation. Sales from Aflac U.S. were down 30.8% in 2020, as compared to 2019, due to social distancing efforts, which eliminated face-to-face sales opportunities beginning in mid-March 2020. The respective Aflac Japan and Aflac U.S. platforms and distribution partners continue to work to adapt to the new environment. The Company continues to monitor the effects of COVID-19 on its operating results and has taken several steps to mobilize its resources to ensure adequate liquidity, a strong capital position, business continuity and employee safety during this pandemic. See the Executive Summary subsection of this MD&A for additional information.

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
Aflac Japan Summary of Operating Results

(In millions)	2020	2019
Net premium income	$12,670	$12,772
Net investment income: (1)
Yen-denominated investment income	1,296	1,307
U.S. dollar-denominated investment income	1,569	1,446
Net investment income	2,865	2,753
Amortized hedge costs related to certain foreign currency exposure management strategies	206	257
Adjusted net investment income	2,659	2,496
Other income (loss)	42	45
Total adjusted revenues	15,371	15,313
Benefits and claims, net	8,851	8,877
Adjusted expenses:
Amortization of deferred policy acquisition costs	644	709
Insurance commissions	740	731
Insurance and other expenses	1,873	1,734
Total adjusted expenses	3,257	3,174
Total benefits and adjusted expenses	12,108	12,051
Pretax adjusted earnings	$3,263	$3,261
Weighted-average yen/dollar exchange rate	106.86	109.07

	In Dollars		In Yen
Percentage change over previous period:	2020	2019	2020	2019
Net premium income	(.8)%	.1%	(2.8)%	(1.1)%
Adjusted net investment income	6.5%	3.9	4.4%	2.2
Total adjusted revenues	.4	.7	(1.7)	(.6)
Pretax adjusted earnings	.1%	1.7	(2.0)	.2
(1) Net interest cash flows from derivatives associated with certain investment strategies of $9 and $(17) in 2020 and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In yen terms, Aflac Japan's net premium income decreased in 2020, primarily due to an anticipated decrease in first sector premiums as savings products reached premium paid-up status and constrained sales from the impact of pandemic

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
conditions. Adjusted net investment income increased in 2020 primarily due to higher income from U.S. dollar-denominated assets and lower hedge costs.

Annualized premiums in force at December 31, 2020, were ¥1.43 trillion, compared with ¥1.49 trillion in 2019. The decrease in annualized premiums in force in yen of 4.2% in 2020 and 2.5% in 2019 was driven primarily by limited-pay products reaching paid up status. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $13.8 billion in 2020 and $13.6 billion in 2019.

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
The following table illustrates the effect of translating Aflac Japan's U.S. dollar-denominated investment income and related items into yen by comparing certain segment results with those that would have been reported had foreign currency exchange rates remained unchanged from the prior year. Amounts excluding foreign currency impact on U.S. dollar-denominated investment income were determined using the average foreign currency exchange rate for the comparable prior year period. See non-U.S. GAAP financial measures defined above.
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)
For the Years Ended December 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	2020	2019	2020	2019
Adjusted net investment income	4.4%	2.2%	5.7%	2.9%
Total adjusted revenues	(1.7)	(.6)	(1.5)	(.5)
Pretax adjusted earnings	(2.0)	.2	(1.0)	.7

The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total adjusted revenues:	2020	2019
Benefits and claims, net	57.6%	58.0%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.2	4.6
Insurance commissions	4.8	4.8
Insurance and other expenses	12.2	11.3
Total adjusted expenses	21.2	20.7
Pretax adjusted earnings	21.2	21.3
Ratios to total premiums:
Benefits and claims, net	69.9%	69.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.1	5.5

In 2020, the benefit ratio to total premiums increased, compared to the prior year, primarily due to higher persistency, resulting in an increase in future policy benefit reserves, partially offset by the continued change in mix of first and third sector business as first sector products become paid-up. In 2020, the adjusted expense ratio increased mainly due to the decrease in total revenues and an increase in expenses related to the paperless and COVID-19 initiatives, which include the expansion of and enhancements to virtual desktops and telework terminals to support a remote workforce, partially offset by lower DAC amortization due to higher persistency. In total for 2020, the pretax adjusted profit margin decreased slightly as compared to 2019. For 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2020	2019	2020	2019
New annualized premium sales	$477	$731	¥50.9	¥79.7
Increase (decrease) over prior period	(34.8)%	(15.9)%	(36.2)%	(16.9)%

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

	2020	2019
Cancer	56.6%	59.2%
Medical	31.2	31.0
Income support	1.0	1.2
Ordinary life:
WAYS	.7	.5
Child endowment	.4	.2
Other ordinary life (1)	9.5	7.4
Other	.6	.5
Total	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis decreased 36.9% in 2020, compared with 2019. The decline in sales primarily reflects the impact of the COVID-19 pandemic and the continuing effects of the Japan Post investigation.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 and continued in 2020. For additional information, see the risk factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations," in Part I, Item 1A. Risk Factors. Aflac Japan experienced a sharp drop-off in total sales, beginning in the second quarter of 2020 and continuing into 2021, due to the impact of the COVID-19 pandemic and continuing effects of the Japan Post investigation.

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the years ended December 31.

	2020	2019
Independent corporate and individual	52.3%	45.7%
Affiliated corporate (1)	42.6	50.0
Bank	5.1	4.3
Total	100.0%	100.0%
(1) Includes Japan Post

In 2020, Aflac Japan recruited 48 new sales agencies. At December 31, 2020, Aflac Japan was represented by more than 8,500 sales agencies, with approximately 112,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Japan Post offers Aflac's cancer insurance products in more than 20,000 postal outlets. Notwithstanding the recent reduction in sales of Aflac Japan's cancer products in the Japan Post channel, the Company believes this alliance with Japan Post has benefited and will continue to benefit its cancer insurance sales over the long term.

At December 31, 2020, Aflac Japan had agreements to sell its products at 361 banks, approximately 90% of the total number of banks in Japan.

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

On February 28, 2019, the Parent Company entered a Shareholders Agreement with Japan Post Holdings, J&A Alliance Holdings Corporation, a Delaware corporation, solely in its capacity as trustee of J&A Alliance Trust, a New York voting trust (Trust), and General Incorporated Association J&A Alliance, a Japanese general incorporated association. Pursuant to the Shareholders Agreement, Japan Post Holdings agreed to cause the Trust to use commercially reasonable efforts to acquire, through open market or private block purchases in the U.S., beneficial ownership of approximately 7% of the Common Stock in connection with the Basic Agreement. According to a Schedule 13G/A filed by Japan Post Holdings with the SEC on January 6, 2021, the Trust had beneficially acquired 7.45% of the outstanding Common Shares as of December 31, 2020. Japan Post Holdings is the sole beneficiary of the Trust.

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

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2020	2019
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$736	$583
Private placements	574	1,122
Other fixed maturity securities	385	542
Equity securities	276	212
Total yen-denominated	$1,971	$2,459

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$1,393	$2,767
Infrastructure debt	101	66
Collateralized loan obligations	300	0
Equity securities	0	58
Commercial mortgage and other loans:
Transitional real estate loans	688	1,846
Commercial mortgage loans	12	565
Middle market loans	2,215	1,442
Other investments	279	145
Total dollar-denominated	$4,988	$6,889
Total Aflac Japan purchases	$6,959	$9,348

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

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	2020	2019
Total purchases for the period (in millions) (1)	$6,680	$9,203
New money yield (1),(2)	3.75%	3.83%
Return on average invested assets (3)	2.38	2.33
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.59%	2.64%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in 2020 was primarily due to lower yields on floating rate asset classes.

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
Aflac U.S. Summary of Operating Results

(In millions)	2020	2019
Net premium income	$5,758	$5,808
Adjusted net investment income (1)	705	720
Other income	102	22
Total adjusted revenues	6,565	6,550
Benefits and claims	2,765	2,871
Adjusted expenses:
Amortization of deferred policy acquisition costs	570	573
Insurance commissions	576	590
Insurance and other expenses	1,386	1,244
Total adjusted expenses	2,532	2,407
Total benefits and adjusted expenses	5,297	5,279
Pretax adjusted earnings	$1,268	$1,272
Percentage change over previous period:
Net premium income	(.9)%	1.8%
Net investment income	(2.1)	(1.0)
Total adjusted revenues	.2	1.7
Pretax adjusted earnings	(.3)	(1.0)
(1) Net interest cash flows from derivatives associated with certain investment strategies of $3 for the year ended December 31, 2020 have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

Annualized premiums in force decreased 3.2% in 2020 and increased 1.1% in 2019. Annualized premiums in force at December 31 were $6.1 billion in 2020, compared with $6.3 billion in 2019.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total adjusted revenues:	2020	2019
Benefits and claims	42.1%	43.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.7	8.7
Insurance commissions	8.8	9.0
Insurance and other expenses	21.1	19.0
Total adjusted expenses	38.6	36.7
Pretax adjusted earnings	19.3	19.4
Ratios to total premiums:
Benefits and claims	48.0	49.4
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.9	9.9

The benefit ratio decreased in 2020, compared with 2019, reflecting reduced accidents, wellness medical visits and routine procedures due to shelter-in-place orders and heightened social distancing due to COVID-19. The adjusted expense ratio increased in 2020, compared with 2019, primarily due to anticipated spending increases reflecting ongoing investments in the U.S. platform, distribution, and customer experience, TPA related expenses from the acquisition of Argus, the Voluntary Separation Plan, and lower unit cost capitalization reflecting a decline in sales. The pretax adjusted profit margin decreased slightly in 2020 when compared with 2019, due to higher expense ratios, offset somewhat by lower benefit ratios. For 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac U.S. Sales

The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2020	2019
New annualized premium sales	$1,093	$1,580
Increase (decrease) over prior period	(30.8)%	(1.3)%

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2020	2019
Accident	26.1%	28.5%
Short-term disability	22.3	22.5
Critical care (1)	22.2	21.9
Hospital indemnity	18.0	16.6
Dental/vision	4.1	4.4
Life	7.3	6.1
Total	100.0%	100.0%
(1) Includes cancer, critical illness and hospital intensive care products

New annualized premium sales for accident insurance, the Aflac U.S. leading product category, decreased 36.6%, short-term disability sales decreased 31.5%, critical care insurance sales (including cancer insurance) decreased 30.1%, and hospital indemnity insurance sales decreased 25.2% in 2020, compared with 2019. Overall sales decreased in 2020 as well net earned premium decreased .9%. Primarily, the decline in sales for Aflac U.S. is attributable COVID-19 social distancing efforts, which limited face-to-face sales opportunities beginning in mid-March 2020. See the Executive Summary section entitled "COVID-19" of this MD&A for additional information.
In 2020, the Aflac U.S. sales forces included an average of approximately 6,500 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.
In November 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, acquired Zurich North America’s U.S. Corporate Life and Pensions business, which consists of group life, disability and absence management products. Aflac and Aflac New York agreed to reinsure on an indemnity basis Zurich North America’s U.S. in-force group life and disability policies with annualized earned premium of over $100 million. Aflac also acquired assets needed to support the group life and disability business, along with an absence management platform.
In November 2019, the Company acquired Argus Holdings, LLC and its subsidiary Argus Dental & Vision, Inc., a benefits management organization and national network dental and vision company, which provides a platform for Aflac Dental and Vision. Argus is an addition to the Aflac U.S. segment.

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

The following table details the investment purchases for Aflac U.S. as of December 31.

(In millions)	2020	2019
Fixed maturity securities:
Other fixed maturity securities	$573	$1,032
Infrastructure debt	45	119
Collateralized loan obligations	150	0
Equity securities	8	58
Commercial mortgage and other loans:
Transitional real estate loans	143	423
Commercial mortgage loans	52	104
Middle market loans	79	99
Other investments	31	16
Total Aflac U.S. Purchases	$1,081	$1,851

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

The following table presents the results of Aflac's U.S. investment yields for the years ended and as of December 31.

	2020	2019
Total purchases for period (in millions) (1)	$1,050	$1,835
New money yield (1), (2)	3.04%	4.51%
Return on average invested assets (3)	4.90	5.07
Portfolio book yield, end of period (1)	5.18%	5.40%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The decrease in the Aflac U.S. new money yield for the year ended December 31, 2020 was primarily due to lower U.S. interest rates.

See Note 3 of the Notes to the Consolidated Financial Statements and the Market Risks of Financial Instruments - Credit Risk subsection of Item 7A. for more information regarding the sector concentrations of the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary operating results for Corporate and other for the years ended December 31.

Corporate and Other Summary of Operating Results

(In millions)	2020	2019
Premium income	$194	$200
Net investment income	80	88
Amortized hedge income related to certain foreign currency management strategies	97	89
Adjusted net investment income	177	177
Other income	13	15
Total adjusted revenues	384	393
Benefits and claims, net	180	194
Adjusted expenses:
Interest expense	164	133
Other adjusted expenses	155	137
Total adjusted expenses	319	270
Total benefits and adjusted expenses	499	464
Pretax adjusted earnings	$(115)	$(72)

Adjusted net investment income benefited from the Company’s enterprise corporate hedging program for the years ended December 31, 2020 and 2019, respectively. Beginning in 2020, net investment income also includes the Company's portion of earnings from its strategic equity investment in an asset management company. See the Hedging Activities subsection of this MD&A for further information on the enterprise corporate hedging program. The increase in interest expense in 2020 is primarily due to the issuance of additional senior notes in the first and second quarter of 2020. See Note 9 of the Notes to the Consolidated Financial Statements for more information on these senior notes.

In October 2020, the Company entered into an agreement to purchase approximately $200 million in newly issued common stock of Trupanion, Inc., a provider of medical insurance for pets in the United States and Canada. The Company closed on approximately $60 million of this transaction in October 2020. The Company closed on the remaining approximately $140 million of this transaction in November 2020 which resulted in the Company owning approximately 9% of the outstanding common stock of Trupanion, Inc. The Company also announced that it has entered into an alliance agreement with Trupanion, Inc. to sell pet insurance on an exclusive basis in the United States, subject to certain exceptions, and to explore on an exclusive basis potential distribution opportunities for pet insurance in Japan.

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

The following tables detail investments by segment as of December 31.

Investment Securities by Segment

	2020
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$88,757	$15,133	$1,992	$105,882
Held to maturity, fixed maturity securities, at amortized cost (1)	24,464	0	0	24,464
Equity securities	674	66	543	1,283
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,331	900	0	5,231
Commercial mortgage loans (1)	1,268	420	0	1,688
Middle market loans (1)	3,365	270	0	3,635
Other investments:
Policy loans	242	18	0	260
Short-term investments (2)	449	242	448	1,139
Limited partnerships	828	91	85	1,004
Other	0	26	0	26
Total investments	124,378	17,166	3,068	144,612
Cash and cash equivalents	2,001	785	2,355	5,141
Total investments and cash	$126,379	$17,951	$5,423	$149,753
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	2019
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$75,780	$13,703	$1,779	$91,262
Held to maturity, fixed maturity securities, at amortized cost	30,085	0	0	30,085
Equity securities	657	67	78	802
Commercial mortgage and other loans:
Transitional real estate loans	4,507	943	0	5,450
Commercial mortgage loans	1,308	399	0	1,707
Middle market loans	2,141	271	0	2,412
Other investments:
Policy loans	234	16	0	250
Short-term investments (1)	386	242	1	629
Limited partnerships	496	55	17	568
Other	0	30	0	30
Total investments	115,594	15,726	1,875	133,195
Cash and cash equivalents	1,674	417	2,805	4,896
Total investments and cash	$117,268	$16,143	$4,680	$138,091
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

The distributions of fixed maturity securities the Company owns, by credit rating, as of December 31 were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	.9%	1.1%	1.0%
AA	4.5	4.6	4.3	4.4
A	69.3	69.5	68.6	69.8
BBB	21.9	21.9	23.1	22.1
BB or lower	3.3	3.1	2.9	2.7
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2020, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2020.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Transocean Inc.	CCC	$50	$16	$(34)
Diamond Offshore Drilling Inc.	D	28	7	(21)
KLM Royal Dutch Airlines	B	153	134	(19)
Grenke Finance PLC	BBB	68	56	(12)
Chevron Corp.	AA	145	135	(10)
Intesa Sanpaolo Spa	BBB	151	141	(10)
National Football League	A	156	147	(9)
Kommunal Landspensjonskasse (KLP)	BBB	145	137	(8)
Heathrow Funding Ltd.	BBB	97	89	(8)
Lloyds Banking Group PLC	A	222	216	(6)
Generally, declines in fair values can be a result of changes in interest rates, yen/dollar exchange rate, and changes in net spreads driven by a broad market move or a change in the issuer's underlying credit quality. The Company believes these issuers have the ability to continue making timely payments of principal and interest, with the exception of Diamond Offshore Drilling Inc. which has declared bankruptcy. See the Unrealized Investment Gains and Losses section in Note 3 of the Notes to the Consolidated Financial Statements for further discussions of unrealized losses related to financial institutions and other corporate investments.
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

	December 31, 2020
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$407	$407	$459	$52
Commerzbank	386	262	431	169
Pemex Project Funding Master Trust	290	290	294	4
KLM Royal Dutch Airlines	193	153	134	(19)
Autostrade Per Litalia Spa	193	192	205	13
Telecom Italia SpA	193	193	250	57
Barclays Bank PLC	193	127	169	42
Apache Corporation	138	130	154	24
Ovintiv Inc.	134	138	155	17
IKB Deutsche Industriebank AG	126	56	89	33
Other Issuers	1,017	875	1,006	131
Subtotal (2)	3,270	2,823	3,346	523
Senior secured bank loans	214	235	207	(28)
High yield corporate bonds	675	703	712	9
Middle market loans	3,757	3,636	3,640	4
Grand Total	$7,916	$7,397	$7,905	$508
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

	2020
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$56,649	$9,822	$(52)	$66,419	48.9%
Municipalities	2,855	668	(7)	3,517	2.5
Mortgage- and asset-backed securities	1,009	35	(6)	1,038.9
Public utilities	8,837	2,057	(16)	10,879	7.6
Electric	7,131	1,683	(13)	8,803	6.1
Natural Gas	318	63	0	381.3
Other	615	133	0	747.5
Utility/Energy	773	178	(3)	948.7
Sovereign and Supranational	1,784	337	(3)	2,113	1.5
Banks/financial institutions	10,525	1,644	(109)	12,062	9.0
Banking	6,299	1,041	(37)	7,305	5.4
Insurance	2,007	404	(36)	2,375	1.7
Other	2,219	199	(36)	2,382	1.9
Other corporate	34,397	6,143	(288)	40,253	29.6
Basic Industry	3,309	720	(15)	4,013	2.9
Capital Goods	3,388	566	(20)	3,934	2.9
Communications	4,096	940	(33)	5,003	3.5
Consumer Cyclical	3,159	573	(29)	3,703	2.7
Consumer Non-Cyclical	7,209	1,256	(44)	8,423	6.2
Energy	4,130	641	(57)	4,715	3.6
Other	1,565	210	(6)	1,769	1.3
Technology	3,514	341	(38)	3,816	3.0
Transportation	4,027	896	(46)	4,877	3.5
Total fixed maturity securities	$116,056	$20,706	$(481)	$136,281	100.0%
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

Investment Securities by Type of Issuance

	2020		2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Publicly issued securities:
Fixed maturity securities	$95,545	$111,479	$89,625	$105,557
Equity securities	740	740	717	717
Total publicly issued	96,285	112,219	90,342	106,274
Privately issued securities: (2)
Fixed maturity securities (3)	20,511	24,802	19,831	23,299
Equity securities	543	543	85	85
Total privately issued	21,054	25,345	19,916	23,384
Total investment securities	$117,339	$137,564	$110,258	$129,658
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities as of December 31.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2020	2019
Privately issued reverse-dual currency securities	$5,300	$4,993
Publicly issued collateral structured as reverse-dual currency securities	1,775	1,678
Total reverse-dual currency securities	$7,075	$6,671
Reverse-dual currency securities as a percentage of total investment securities	6.0%	6.1%
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

	2020		2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$19,249	$21,108	$18,012	$19,542
Fixed maturity securities - bank loans (floating rate)	319	283	677	649
Equity securities	20	20	19	19
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,331	4,298	4,507	4,543
Commercial mortgage loans	1,268	1,365	1,308	1,319
Middle market loans (floating rate)	3,365	3,377	2,141	2,153
Other investments	828	828	496	496
Total U.S. Dollar Program	29,380	31,279	27,160	28,721
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,085	3,094	1,700	2,608
Total U.S. dollar-denominated investments in Aflac Japan	$31,465	$34,373	$28,860	$31,329
(1) Net of allowance for credit losses

U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. Aflac Japan maintains a collar program on a portion of its US dollar program to mitigate against more extreme moves in foreign exchange and therefore support SMR. In the first quarter of 2020, the Company reduced the size of the collar program by approximately $3 billion. In December 2020, the Company reduced the total size of the forward and collar programs by approximately $5 billion and purchased foreign currency options to hedge approximately $5 billion of U.S. dollar-denominated assets. While these adjustments will moderately increase the Company's exposure to SMR volatility, the Company believes that they will also reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the collar program. The Company is continually evaluating other adjustments, including the possibility of changing the level of hedging employed with the U.S dollar-denominated investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
As of December 31, 2020, Aflac Japan had $6.4 billion outstanding notional amounts of foreign currency forwards and $13.1 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging the U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $9.4 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash outflows of $21 million in 2020 and net cash outflows of $20 million in 2019, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $9.9 billion as of December 31, 2020, compared with $9.1 billion as of December 31, 2019.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2020 and 2019, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $97 million in 2020 and $89 million in 2019. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the years ended December 31.

Hedge Cost/Income Metrics(1)

	2020	2019
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (2)	$6.4	$8.8
Weighted average remaining tenor (in months) (3)	12.7	8.5
Amortized hedge income (cost) for period (in millions)	$(197)	$(256)
FX Options
FX option notional at the end of period (in billions) (2)	$13.1	$9.2
Weighted average remaining tenor (in months) (3)	5.3	1.9
Amortized hedge income (cost) for period (in millions)	$(9)	$(1)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$5.0	$4.9
Weighted average remaining tenor (in months)(3)	12.1	13.7
Amortized hedge income (cost) for period (in millions)	$102	$90
FX Options
FX option notional at the end of period (in billions) (2)	$2.0	$2.0
Weighted average remaining tenor (in months) (3)	7.2	8.4
Amortized hedge income (cost) for period (in millions)	$(5)	$(1)
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

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risks, and Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate“ and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity."

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
POLICY LIABILITIES

The following table presents policy liabilities by segment and in total for the years ended December 31.

(In millions)	2020	2019
Japan segment:
Future policy benefits	$88,652	$81,462
Unpaid policy claims	3,177	2,879
Other policy liabilities	11,299	11,452
Total Japan policy liabilities	103,128	95,793
U.S. segment:
Future policy benefits	9,674	9,405
Unpaid policy claims	2,010	1,779
Other policy liabilities	126	111
Total U.S. policy liabilities	11,810	11,295
Consolidated:
Future policy benefits	97,783	90,335
Unpaid policy claims	5,187	4,659
Other policy liabilities	11,421	11,560
Total consolidated policy liabilities (1)	$114,391	$106,554
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that again extends the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.9 billion for LIPPC assessments in each of the years ended December 31, 2020 and 2019.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. See Note 15 of the Notes to the Consolidated Financial Statements for further information on guaranty fund assessments.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

As of December 31, 2020, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At December 31, 2020, the Company held $5.1 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion. For additional information on the Company’s liquidity and capital resources in response to COVID-19, see the Executive Summary section of this MD&A.

Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through management fees and dividends. To maintain a strong capital position during the COVID-19 pandemic in 2020, dividends paid to the Parent Company by Aflac Japan were reduced. For additional information on the impact to subsidiary dividends paid to the Parent Company as a result of COVID-19, see the Executive Summary section of this MD&A.

The following table presents the amounts provided to the Parent Company for the years ended December 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2020	2019
Dividends declared or paid by subsidiaries	$2,068	$3,466
Management fees paid by subsidiaries	131	151

The following table details Aflac Japan remittances for the years ended December 31.

Aflac Japan Remittances

(In millions of dollars and billions of yen)	2020	2019
Aflac Japan management fees paid to Parent Company	$71	$75
Expenses allocated to Aflac Japan (in dollars)	0	4
Aflac Japan profit remittances to the Parent Company (in dollars)	1,215	2,070
Aflac Japan profit remittances to the Parent Company (in yen)	¥129.8	¥225.2

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of December 31, 2020, the Parent Company and Aflac had four lines of credit with third parties and seven intercompany lines of credit. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

Major Contractual Obligations

The following table presents the estimated payments by period of the Company's major contractual obligations as of December 31, 2020. The Company translated its yen-denominated obligations using the December 31, 2020, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.
Distribution of Payments by Period

(In millions)	Total Liability(1)		Total Payments	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Future policy benefits liability (Note 7)(2)	$97,783		$256,340	$10,057	$19,724	$19,661	$206,898
Unpaid policy claims liability (Note 7)(3)	5,187		5,187	3,343	1,090	432	322
Other policyholders' funds (Note 7)(3)	7,824		10,219	373	477	868	8,501
Long-term debt – principal (Note 9)	7,745		7,804	0	700	1,320	5,784
Long-term debt – interest (Note 9)	49		2,984	221	426	345	1,992
Cash collateral on loaned securities (Note 3)	964		964	964	0	0	0
Operating service agreements (Note 15)	N/A	(4)	407	195	168	44	0
Operating lease obligations (Note 9)	143		152	52	51	21	28
Finance lease obligations (Note 9)	11		11	4	5	2	0
Total contractual obligations	$119,706		$284,068	$15,209	$22,641	$22,693	$223,525
Liabilities for unrecognized tax benefits in the amount of $19 have been excluded from the tabular disclosure above because the timing of cash payment is not reasonably estimable.
(1) Liability amounts are those reported on the consolidated balance sheet as of December 31, 2020.
(2) The estimated payments due by period reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with the Company's experience, consider future premium receipts on current policies in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $256,340 exceeds the corresponding liability amount of $97,783. The Company has made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
(3) Includes assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of unpaid policy claims payments may differ significantly from the estimates above.
(4) Not applicable

For more information on the Company's major contractual obligations, see the applicable Note in the Notes to the Consolidated Financial Statements as indicated in the line items in the table above.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2020. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company is not aware of a trend, demand, commitment, event or uncertainty that would likely result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows

The Company translates cash flows for Aflac Japan's yen-denominated items into U.S. dollars using weighted-average exchange rates. In years when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.

The following table summarizes consolidated cash flows by activity for the years ended December 31.

(In millions)	2020	2019
Operating activities	$5,958	$5,455
Investing activities	(4,619)	(3,171)
Financing activities	(1,115)	(1,713)
Exchange effect on cash and cash equivalents	21	(12)
Net change in cash and cash equivalents	$245	$559

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

The Company expects its future cash flows from premiums and investment portfolios to be sufficient to meet its cash needs for benefits and expenses. Consolidated cash flow from operations increased 9.2% in 2020, compared with 2019.

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

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in the Corporate and Other segment. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with FHLB, Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In 2020, Aflac U.S. borrowed and repaid $299 million under this program. As of December 31, 2020, Aflac U.S. had outstanding borrowings of $301 million reported in its balance sheet. To further support liquidity and capital resources amid the pandemic, in April 2020, Aflac U.S. increased its internal limit for borrowings under this program to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs only and subject to qualified collateral availability and other conditions.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financing Activities

Consolidated cash used by financing activities was $1.1 billion in 2020 and $1.7 billion in 2019.

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

The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2020.

Cash returned to shareholders through treasury stock purchases and dividends was $2.3 billion in 2020, compared with $2.4 billion in 2019.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2020	2019
Treasury stock purchases	$1,537	$1,627
Number of shares purchased:
Share repurchase program	37,899	31,994
Other	542	592
Total shares purchased	38,441	32,586

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2020	2019
Stock issued from treasury:
Cash financing	$34	$49
Noncash financing	54	50
Total stock issued from treasury	$88	$99
Number of shares issued	2,393	2,324

Under share repurchase authorizations from the Company's board of directors, the Company purchased 37.9 million shares of its common stock in 2020, compared with 32.0 million shares in 2019. In August 2020, the Company's board of directors authorized the purchase of 100 million shares of its common stock. As of December 31, 2020, a remaining balance of 99.2 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. See Note 11 of the Notes to the Consolidated Financial Statements for additional information. For information on the impact of COVID-19 on the Company's share repurchase program, see the Executive Summary section of this MD&A.

Cash dividends paid to shareholders in 2020 of $1.12 per share increased 3.7% over 2019. The following table presents the dividend activity for the years ended December 31.

Dividends Paid to Shareholders

(In millions)	2020	2019
Dividends paid in cash	$769	$771
Dividends through issuance of treasury shares	29	30
Total dividends to shareholders	$798	$801

In November 2020, the board of directors announced a 17.9% increase in the quarterly cash dividend, effective with the first quarter of 2021. The first quarter 2021 cash dividend of $.33 per share is payable on March 1, 2021, to shareholders of record at the close of business on February 17, 2021.

Regulatory Restrictions

Aflac Japan

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

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available for sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.

Aflac Japan's SMR ratio remains high and reflects a strong capital and surplus position. As of December 31, 2020, Aflac Japan's SMR was 960%, compared with 1,043% at December 31, 2019. The Company is committed to maintaining strong capital levels throughout the pandemic, consistent with maintaining current insurance financial strength and credit ratings. For additional information see the Executive Summary COVID-19 section of this MD&A.

The FSA is considering the introduction of an economic value-based solvency regime based on the Insurance Capital Standards (ICS) for insurance companies in Japan. The FSA is currently conducting field testing with insurance companies in Japan for the purpose of investigating the impact of the introduction of regulations. Provisional specifications are expected to be decided in 2022, and a new capital regime to replace the current solvency regime may be introduced as early as 2025.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the NAIC, as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations.

The combined RBC ratio for Aflac U.S. as of December 31, 2020 was 550%. The Company calculates its combined RBC ratio to include all U.S. regulated life insurance entities as if a single combined U.S. RBC entity net of intercompany items related to capital resources and risk.

The table below presents RBC ratios for the Company’s U.S. life insurance subsidiaries as of December 31, the most recently statutory fiscal year-end for the subsidiaries for which RBC was filed. The Company intends to maintain a target minimum RBC of approximately 400% for Aflac, consistent with the Company's risk management practices.

2020
Aflac	508%
CAIC	975
TOIC	6,964
Aflac New York	1,077

The NAIC completed its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework. The SMI focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. The NAIC still has some ongoing

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
initiatives related to SMI, such as monitoring the international efforts on group capital requirements as well as RBC. In 2020, the NAIC formally adopted a group capital calculation (GCC) that conceptually uses an RBC aggregation methodology for all entities within the insurance company holding system. The GCC is intended to be a regulatory tool used by regulators as a means to standardize group capital requirements. In addition, the NAIC has also proposed changes to investment risk factors for fixed maturity securities which are expected to be adopted for 2021 RBC filings. Any negative developments by the NAIC in these areas could result in increased capital requirements for the Company.

Aflac is subject to the NAIC’s Own Risk and Solvency Assessment (ORSA) reporting requirement. Through the ORSA requirements, Aflac is expected to regularly, no less than annually, conduct an ORSA to assess the adequacy of its risk management framework, and its current and projected future solvency position; internally document the process and results of the assessment; and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner. In November 2020, Aflac filed its ORSA report with the Nebraska Department of Insurance.

Aflac, CAIC and TOIC are domiciled in Nebraska and are subject to its regulations. The Nebraska Department of Insurance imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the Nebraska Department of Insurance is required for dividend distributions that exceed the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2021 in excess of $872 million would be considered extraordinary and require such approval. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

Privacy and Cybersecurity Governance

The Company’s Board of Directors has adopted an information security policy directing management to establish and operate a global information security program with the goals of monitoring existing and emerging threats and ensuring that the Company’s information assets and data, and the data of its customers, are appropriately protected from loss or theft. The Board has delegated oversight of the Company’s information security program to the Audit and Risk Committee. The Company’s senior officers, including its Global Security and Chief Information Security Officer, are responsible for the operation of the global information security program and communicates quarterly with the Audit and Risk Committee on the program, including with respect to the state of the program, compliance with applicable regulations, current and evolving threats, and recommendations for changes in the information security program. The global information security program also includes a cybersecurity incident response plan that is designed to provide a management framework across Company functions for a coordinated assessment and response to potential security incidents. This framework establishes a protocol to report certain incidents to the Global Security and Chief Information Security Officer and other senior officers, with the goal of timely assessing such incidents, determining applicable disclosure requirements and communicating with the Audit and Risk Committee. The incident response plan directs the executive officers to report certain incidents immediately and directly to the Lead Non-Management Director.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 82% of its liabilities are reported as of December 31, 2020, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Valuation of Investments, Including Derivatives, and Recognition of Current Expected Credit Losses

Aflac's investments, primarily consisting of debt and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, the Company determines the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities within the Company's investment portfolio, a third party pricing vendor has developed valuation models that the Company utilizes to determine fair values. For the remaining privately issued securities, the Company uses non-binding price quotes from outside brokers. In September 2020, the Company refined its valuation model for private placements to explicitly incorporate currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate as noted in Note 5 of the Notes to the Consolidated Financial Statements.

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

The Company estimates an expected lifetime credit loss on investments measured at amortized cost including held-to-maturity fixed maturity securities, loan receivables and loan commitments on a quarterly basis. For the Company’s available-for-sale fixed maturity securities, the Company evaluates estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis

The Company’s approach to estimating credit losses is complex and incorporates significant judgments. In addition to a security, or an asset class, or an issuer-specific credit fundamentals, it considers past events, current economic conditions and forecasts of future economic conditions. The Company's estimates are revised as conditions change and new information becomes available.

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

Policy Liabilities

The Company's policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 85% and 5% of total policy liabilities as of December 31, 2020, respectively.

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

The Company's insurance products provide fixed-benefit amounts per occurrence that are not subject to medical-cost inflation. Furthermore, the Company's business is widely dispersed in both the U.S. and Japan. This geographic dispersion and the nature of the Company's benefit structure mitigate the risk of a significant unexpected increase in claims payments due to localized epidemics and events of a catastrophic nature. Claims incurred under Aflac's policies are generally reported and paid in a relatively short time frame. The unpaid claims liability is sensitive to morbidity assumptions, in particular, severity and frequency of claims. Severity is the ultimate size of a claim, and frequency is the number of claims incurred. The Company's claims experience is primarily related to the demographics of its policyholders.

As a part of its established financial reporting and accounting practices and controls, the Company performs detailed annual actuarial reviews of its policyholder liabilities (gross premium valuation analysis) and reflects the results of those reviews in its results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, the Company’s annual reviews in 2020 and 2019 indicated no need to strengthen liabilities associated with policies in Japan. For Aflac U.S., the Company's annual reviews in 2020 and 2019 indicated no need to strengthen liabilities associated with policies in the U.S.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the growth of the future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2020	2019
Aflac U.S.	$9,674	$9,405
Growth rate	2.9%	2.9%
Aflac Japan	$88,652	$81,462
Growth rate	8.8%	4.7%
Consolidated	$97,783	$90,335
Growth rate	8.2%	4.6%
Yen/dollar exchange rate (end of period)	103.50	109.56
Aflac Japan	¥9,176	¥8,925
Growth rate	2.8%	3.3%

The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of the Company's in-force block of business and the addition of new business.

In computing the estimate of unpaid policy claims, the Company considers many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. The Company monitors these conditions closely and makes adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, the Company does not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2020, to changes in severity and frequency of claims.
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$(1)	$26	$54	$81	$109
Increase by 1%	(27)	0	27	54	81
Unchanged	(54)	(27)	0	27	54
Decrease by 1%	(80)	(54)	(27)	0	26
Decrease by 2%	(107)	(80)	(54)	(27)	(1)

Other policy liabilities, which accounted for 10% of total policy liabilities as of December 31, 2020, consisted primarily of annuity and unearned premium reserves, and discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. Advanced premiums represented 19% and 24% of the December 31, 2020 and 2019 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

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

In September 2020, the U.S. Treasury and Internal Revenue Service issued Final and Proposed Regulations. Under the guidance of these regulations, the Company recognized a one-time income tax benefit of $1.4 billion due to the release of previously established valuation allowances related to deferred foreign tax credit benefits. The Company believes this will also reduce the effective tax rate in future periods, subject to any future changes in the U.S. tax policy.
For additional information on income tax, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report.

Future Adoption of Accounting Standard for Long-Duration Insurance Contracts

In August 2018, the FASB issued ASU 2018-12, “Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts” (The ASU). The update significantly changes how insurers account for long-duration contracts, amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update cash flow assumptions for the liability for future policy benefits at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures.

Since the initial issuance, the FASB has deferred the ASU effective date for two years, such that the amendments are now effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of the amendments is permitted, however, the Company does not expect to early adopt the updated standard. The Company plans to use the additional time to educate investors and analysts on the adoption impact, conduct robust testing and analysis, enhance the control environment, and perform parallel financial reporting.

The Company expects that the ASU's adoption will have a significant impact on the Company’s reported financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes and controls while the requirement to update the discount rate will have a significant impact on its AOCI and equity. The Company currently has no products with market risk benefits.

There are two permitted transition methods upon adoption and the Company has selected the modified retrospective transition method. Under the modified retrospective method, the opening reserve balance at the transition date (January 1, 2021, assuming January 1, 2023 adoption), would generally be the same as the closing balance before transition; however, it would be updated for changes in the discount rate required under the new guidance with the difference impacting AOCI.

The new guidance requires that discount rates used for the discounting of insurance liabilities be initially adjusted on the adoption date and subsequently at each reporting period to the market levels for the upper-medium-grade (low credit risk) fixed income instrument yields (single-A in the currency of the underlying insurance contract) reflecting the duration of the Company’s insurance liabilities. The update of the discount rate will be recognized in AOCI.

The Company expects that the impact to its reported financial statements under U.S. GAAP will be greatly influenced by the nature of the Company’s business model. Adoption of the new guidance will reflect the Company’s concentration in Japan third-sector business, in particular cancer insurance, with respect to which the duration of liabilities is materially longer than asset durations, while Japan’s aggregate block of business continues to see favorable experience from mortality, morbidity, and expenses. The long duration of the Company’s third-sector insurance liabilities in Japan coupled with limited-to-no-liquidity of the Japanese long-dated fixed-income market creates challenges in application of the market-based discount rate guidance and will require the Company to apply significant judgments in designing discount

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
rate methodologies for its Japanese third-sector liabilities. Under the modified retrospective method, the impact of a low discount rate applied to long-duration third sector liabilities is recognized at adoption, while associated favorable morbidity margins are recognized over time thus driving a pronounced timing impact to U.S. GAAP equity. In addition, with respect to the Japan segment, the Company maintains a large portfolio of assets designated as held-to-maturity (HTM) as a strategy to reduce capital (solvency margin ratio or SMR) volatility. In a low interest rate environment, such as presently exists in Japan, assets designated as HTM that were purchased in a higher interest rate environment have significant embedded gains not reflected in AOCI (HTM securities are carried at amortized cost under U.S. GAAP), which serves as an economic offset to a low discount rate applied to policy liabilities. At December 31, 2020, the Company’s HTM portfolio was $24.5 billion at amortized cost and had $5.9 billion in net unrealized gains. After adoption of ASU 2018-12, the Company also expects net earnings and net earnings per share (which were $4.8 billion and $6.67 per diluted share, respectively, in 2020) to reflect larger quarterly fluctuations due to the new requirement to update assumptions for liability for future policy benefits.

As an example of the potential impact of the new guidance, and for illustrative purposes only, under the modified retrospective method and in a low interest rate environment, the Company would expect AOCI (which was $8.9 billion at December 31, 2020) to significantly decline upon adoption and to thereafter reflect larger quarterly fluctuations due to the new requirement to adjust discount rates quarterly. Conversely, in a higher interest rate environment, the Company would expect AOCI to decline less or even increase (depending on the specifics of the interest rate environment), as well as to reflect quarterly fluctuations.

The ultimate impact on these items from the Company’s implementation of the updated standard is subject to assessments that are dependent on many variables, including but not limited to (i) how certain aspects of the new standard will be interpreted and implemented by the Company and other similar companies, such as (but not limited to) amortization of deferred acquisition costs and selection of discounting methodologies and inputs, as well as establishment of policies, processes and controls for setting, monitoring and periodically updating reserve assumptions, and (ii) changes in the interest rate environment in the US and Japan. The impact on transition under the modified retrospective method will be driven by updating discount rates that will increase reserves and lower AOCI by the corresponding amount.

The Company has created a robust governance framework and a detailed implementation plan to support timely implementation of the ASU. As part of the implementation, the Company has made significant progress on key accounting policy decisions (discount rate, cash flow assumptions, deferred acquisition costs amortization, and disclosures), and is working toward modernization of its actuarial platform to increase automation of key reporting and analytical processes and optimize a control framework around new technologies, data sourcing and maintenance solutions. The Company has also begun to incorporate into its ASU implementation project other functional areas not directly associated with U.S. GAAP reporting that nonetheless will be impacted by the accounting changes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

The Company engages in hedging activities to mitigate certain currency risks from holding U.S. dollar-denominated investments in Aflac Japan. However, this hedging program in turn poses a countervailing long-term risk of loss on hedging currency derivatives under the long-term scenario of weakening yen, and related derivative rollover risk that could amplify hedge cost in unfavorable market conditions and significantly increase liquidity requirements to support negative derivative settlements. Additionally, as discussed in detail in the Risk Factors section titled “Lack of availability of acceptable yen-denominated investments could adversely affect the Company’s results of operations, financial position or liquidity,” there is a risk that losses realized on derivative settlements during periods of weakening yen may not be recouped through realization of the corresponding holding currency gains on the hedged U.S. dollar-denominated investments if these investments are not ultimately sold and converted to yen.

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

The Parent Company

The Company is exposed to currency risk as an economic event when yen funds are actually converted into U.S. dollars. This occurs when yen-denominated funds are paid as dividends and management fees from Aflac Japan to the Parent Company and with quarterly settlements of its reinsurance retrocession transactions. The exchange rates prevailing at the time of yen payments will differ from the exchange rates prevailing at the time the yen profits were earned. The Company may use a portion of the yen dividend and management fee payments to service Aflac Incorporated's yen-denominated notes payable with the remainder converted into U.S. dollars.

In addition to yen payments and the reinsurance retrocessions, certain investment activities for Aflac Japan expose the Company to economic currency risk when yen are converted into U.S. dollars. As noted above, the Company invests a portion of its yen cash flows in U.S. dollar-denominated assets. This requires that the Company convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of its U.S. dollar-denominated securities, the Company enters into foreign currency forward and option contracts to hedge the currency risk on the fair value of hedged investments. In 2018, the Parent Company entered into forward contracts to accomplish a dual objective of hedging foreign currency rate risk to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. The Company also balances the volume of hedging instruments between forwards and options in an attempt to manage and balance the risks associated with collateral, hedge costs and cash settlements. If the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

(In millions)	2020			2019
Yen/dollar exchange rates	88.50	103.50 (1)	118.50	94.56	109.56(1)	124.56
Yen-denominated financial instruments:
Assets:
Securities available for sale: (2)
Fixed maturity securities (3)	$74,094	$63,356	$55,336	$60,391	$52,123	$45,846
Fixed maturity securities - consolidated variable interest entities (4)	1,071	915	800	995	858	755
Securities held to maturity: (2)
Fixed maturity securities	28,610	24,464	21,367	34,858	30,085	26,462
Equity securities	795	680	594	763	658	579
Cash and cash equivalents	1,273	1,088	950	1,296	1,119	984
Derivatives	3,854	583	2,514	2,718	482	2,457
Other financial instruments	290	248	216	271	234	205
Subtotal	109,987	91,334	81,777	101,292	85,559	77,288
Liabilities:
Notes payable	3,796	3,242	2,835	2,968	2,558	2,253
Derivatives	3,181	697	2,971	1,807	586	3,463
Subtotal	6,977	3,939	5,806	4,775	3,144	5,716
Net yen-denominated financial instruments	103,010	87,395	75,971	96,517	82,415	71,572
Other yen-denominated assets	10,675	9,128	7,972	10,304	8,893	7,822
Other yen-denominated liabilities	126,159	107,875	94,220	118,869	102,595	90,240
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(12,474)	$(11,352)	$(10,277)	$(12,048)	$(11,287)	$(10,846)
(1) Actual period-end exchange rate
(2) Net of allowance for credit losses
(3) Does not include the U.S. dollar-denominated corporate bonds for which the Company has entered into foreign currency derivatives as discussed in the Aflac Japan Investment subsection of MD&A
(4) Does not include U.S. dollar-denominated bonds that have corresponding cross-currency swaps in consolidated VIEs

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

Similarly, the combination of the U.S. corporate bonds and the foreign currency forwards and options that the Company has entered into, as discussed in the Aflac Japan Investment subsection of MD&A, economically creates a yen-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
denominated investment that qualifies for inclusion as a component of the Company's investment in Aflac Japan for net investment hedge purposes.

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

	2020		2019
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt securities:
Fixed maturity securities:
Yen-denominated	$94,670	$82,339	$90,575	$78,193
Dollar-denominated	41,611	37,925	38,281	35,013
Total debt securities	$136,281	$120,264	$128,856	$113,206
Commercial mortgage and other loans	$10,655	$10,546	$9,648	$9,540
Derivatives	$583	$746	$482	$527
Liabilities:
Notes payable (1)	$8,684	$8,030	$6,935	$6,065
Derivatives	697	650	586	463
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

(In years)	2020	2019
Yen-denominated debt securities	15	15
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2020	2019
Dollar-denominated debt securities	9	9
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	7	6

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2020			2019
	U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.00%	.98%	(1)	3.68%	.96%	(1)
New money yield on investments	2.83	3.59		4.33	3.70
Policies in force at year-end:
Required interest on policy reserves	5.19	3.12	(1)	5.26	3.20	(1)
Portfolio book yield, end of period	4.97	2.43		5.22	2.51
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Investment Concentrations

The Company's 15 largest fixed-maturity security global investment exposures were as follows:

Largest Global Fixed Maturity Security Investment Positions
(In millions)
December 31, 2020

		Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
		Book Value	Securities	Rating
1	Japan National Government (1)	$55,153	47.50%	A+
2	Bank of America NA	440	.38
	Bank of America Corp	247	.21	A
	Bank of America Corp	193	.17	BBB+
3	Bank of Tokyo-Mitsubishi UFJ Ltd.	435	.37
	Bank of Tokyo-Mitsubishi UFJ Ltd.	290	.25	A
	Bank of Tokyo-Mitsubishi UFJ Ltd.	145	.12	A-
4	Investcorp SA	407	.35	BB
5	E.On International Finance BV	407	.35	BBB
6	Banobras	357	.31	BBB
7	Walt Disney Co.	342	.29	A-
8	Nordea Bank AB	327	.28	A-
9	Japan Expressway Holding and Debt	312	.27	A+
10	Deutsche Telekom AG	310	.27	BBB+
11	AXA	310	.27	BBB+
12	CFE	308	.27	BBB
13	AT&T Inc.	293	.25	BBB
14	Raytheon Technologies Corporation	292	.25	BBB+
15	Czech (Republic of)	290	.25	AA-
	Subtotal	$59,983	51.66%
	Total fixed maturity securities	$116,104	100.00%
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

Geographical Exposure

The following table indicates the geographic exposure of the Company's debt securities as of December 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

	2020		2019
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$60,010	51.6%	$56,020	51.2%
United States and Canada (1)	32,350	27.9	30,321	27.7
United Kingdom	3,666	3.2	3,371	3.1
Germany	2,568	2.2	2,441	2.2
France	2,266	2.0	2,261	2.1
Peripheral Eurozone	2,026	1.7	1,788	1.6
Portugal	97	.1	91	.1
Italy	1,211	1.0	1,108	1.0
Ireland	109	.1	12	.0
Spain	609	.5	577	.5
Nordic Region	1,960	1.7	1,878	1.7
Sweden	1,003	.9	972	.9
Norway	403	.3	383	.3
Denmark	352	.3	333	.3
Finland	202	.2	190	.2
Other Europe	2,907	2.5	2,699	2.5
Netherlands	1,361	1.2	1,276	1.2
Switzerland	499	.4	417	.4
Czech Republic	512	.4	484	.4
Austria	135	.1	127	.1
Belgium	198	.2	189	.2
Poland	193	.2	183	.2
Luxembourg	9	.0	23	.0
Asia excluding Japan	2,561	2.2	2,671	2.5
Africa and Middle East	1,461	1.3	1,801	1.6
Latin America	2,296	2.0	2,183	2.0
Australia	1,764	1.5	1,774	1.6
All Others	269	.2	248	.2
Total fixed maturity securities	$116,104	100.0%	$109,456	100.0%
(1) Includes total exposure to Puerto Rico of $1 million of deposits at December 31, 2019, of which 100% had principal and interest insurance.
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

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. The Company’s largest equity exposure as of December 31, 2020 is the investment in Trupanion, Inc., which has a cost basis of $200 million and a fair value of $435 million. Excluding Trupanion, the Company's three largest equity exposures had a fair value of $289 million or 22% of its total investment in equity securities as of December 31, 2020. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $128 million.

Item 8. Financial Statements and Supplementary Data
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on the Company's evaluation under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2020, which is included herein.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2021

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Assessment of the measurement of fair value of certain investments and derivatives
As discussed in Note 5 to the consolidated financial statements, the Company has certain privately issued securities and derivative instruments associated with variable interest entities (VIEs) that require significant judgment in the estimation of fair value. The fair value of privately issued securities are estimated using valuation models developed by a third party pricing vendor and require judgment to determine the inputs and assumptions used in the valuation models, such as credit default swap (CDS) spreads and the selection of comparable securities, when appropriate. The fair value of the Company’s derivatives associated with VIEs are also estimated using valuation models developed by a third party pricing vendor. Given the long duration of derivatives associated with VIEs, the estimate of the fair value requires judgment to extrapolate short-term observable data into long-term inputs for use in the valuation models. As of December 31, 2020, the value of privately issued securities are included within the financial statement captions of fixed maturity securities available for sale, at fair value; fixed maturity securities available for sale – consolidated variable interest entities, at fair value; and, fixed maturity securities held to maturity, at amortized cost, which totaled $101,286 million, $4,596 million, and $24,464 million, respectively. As of December 31, 2020, the fair value of derivatives associated with VIEs are included within the financial statement captions of other assets and other liabilities, which totaled $2,715 million and $3,612 million, respectively.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the involvement of valuation professionals when appropriate, over the Company’s process to estimate the fair value of such securities and derivative instruments. This included controls over the Company’s evaluation of the inputs, assumptions and estimates of fair value obtained from its third party pricing vendor. We involved valuation professionals with specialized skills and knowledge to assist in assessing the estimated fair values of such securities and derivative instruments, which included:
–Evaluating the inputs and assumptions used in the models to estimate the fair value of the privately issued securities, including an assessment of the determination of comparable securities and/or CDS spreads used by the third party pricing vendor for a selection of privately issued securities.
–Assessing the internal models used by the Company to evaluate the fair values for privately issued securities and derivatives associated with VIEs obtained from the third party pricing vendor. We observed that differences, if any, in fair value between the Company and the third party pricing vendor above pre-established tolerances were investigated by the Company.
–Developing an independent estimate of the fair value for a selection of privately issued securities and derivative instruments associated with VIEs and comparing our independent estimate to the fair value measurement recorded by the Company.

Item 8. Financial Statements and Supplementary Data
Assessment of the estimate of unpaid policy claims
As discussed in Note 1 to the consolidated financial statements, unpaid policy claims are estimates computed primarily on an undiscounted basis using statistical analyses of historical claims experience adjusted for current trends and changed conditions. The estimates are evaluated by the Company and, as new claim experience emerges, the estimates are adjusted as necessary. As of December 31, 2020, the Company recorded a liability for unpaid policy claims of $5,187 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness, with the involvement of actuarial professionals when appropriate, certain internal controls over the Company’s process to estimate the unpaid policy claims liability. This included controls related to the evaluation of the actuarial methodologies and assumptions used in the calculation of the unpaid policy claims liability. We involved actuarial professionals with specialized skills and knowledge to assist in assessing the unpaid policy claims liability, which included:
–Assessing the actuarial methodologies and assumptions utilized by the Company by comparing them to generally accepted actuarial methodologies and historical results.
–Evaluating the Company’s estimate of the unpaid policy claims liability by comparing to historical results and our expectations of changes in the estimate.
–Developing an independent range for the estimate of unpaid policy claims for certain products to evaluate the Company’s recorded liability and assessing any movement of the recorded liability within our range.
–Evaluating the Company’s historical ability to estimate unpaid policy claims by comparing the unpaid policy claims liability for certain products recorded by the Company at various historical periods to an independent range developed using claims paid through December 31, 2020.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.
Atlanta, Georgia
February 23, 2021

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2020	2019	2018
Revenues:
Net premiums, principally supplemental health insurance	$18,622	$18,780	$18,677
Net investment income	3,638	3,578	3,442
Net investment gains (losses)	(270)	(135)	(430)
Other income (loss)	157	84	69
Total revenues	22,147	22,307	21,758
Benefits and expenses:
Benefits and claims, net	11,796	11,942	12,000
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,214	1,282	1,245
Insurance commissions	1,316	1,321	1,320
Insurance and other expenses (1)	3,420	3,089	2,988
Interest expense	242	228	222
Total acquisition and operating expenses	6,192	5,920	5,775
Total benefits and expenses	17,988	17,862	17,775
Earnings before income taxes	4,159	4,445	3,983
Income tax expense:
Current	794	806	1,379
Deferred	(1,413)	335	(316)
Income taxes	(619)	1,141	1,063
Net earnings	$4,778	$3,304	$2,920
Net earnings per share:
Basic	$6.69	$4.45	$3.79
Diluted	6.67	4.43	3.77
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	713,702	742,414	769,588
Diluted	716,192	746,430	774,650
(1) Includes expense of $15 in 2020 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2020	2019	2018
Net earnings	$4,778	$3,304	$2,920
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	510	252	232
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	1,061	5,870	(3,155)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	159	(18)	46
Unrealized gains (losses) on derivatives during period	(1)	(12)	2
Pension liability adjustment during period	(7)	(85)	(25)
Total other comprehensive income (loss) before income taxes	1,722	6,007	(2,900)
Income tax expense (benefit) related to items of other comprehensive income (loss)	251	1,543	(797)
Other comprehensive income (loss), net of income taxes	1,471	4,464	(2,103)
Total comprehensive income (loss)	$6,249	$7,768	$817
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions, except for share and per-share amounts)	2020	2019
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (allowance for credit losses of $38 in 2020, amortized cost $88,143 in 2020 and $76,063 in 2019)	$101,286	$86,950
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,487 in 2020 and $3,308 in 2019)	4,596	4,312
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $10 in 2020 (fair value $30,399 in 2020 and $37,594 in 2019)	24,464	30,085
Equity securities, at fair value	1,283	802
Commercial mortgage and other loans, net of allowance for credit losses of $180 in 2020 (includes $8,964 in 2020 and $7,956 in 2019 of consolidated variable interest entities)	10,554	9,569
Other investments (includes $826 in 2020 and $494 in 2019 of consolidated variable interest entities)	2,429	1,477
Cash and cash equivalents	5,141	4,896
Total investments and cash	149,753	138,091
Receivables	796	828
Accrued investment income	780	772
Deferred policy acquisition costs	10,441	10,128
Property and equipment, at cost less accumulated depreciation	601	581
Other	2,715	2,368
Total assets	$165,086	$152,768
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$97,783	$90,335
Unpaid policy claims	5,187	4,659
Unearned premiums	3,597	4,243
Other policyholders’ funds	7,824	7,317
Total policy liabilities	114,391	106,554
Income taxes	4,661	5,370
Payables for return of cash collateral on loaned securities	964	1,876
Notes payable and lease obligations	7,899	6,569
Other	3,612	3,440
Total liabilities	131,527	123,809
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2020 and 2019; issued 1,351,018 shares in 2020 and 1,349,309 shares in 2019	135	135
Additional paid-in capital	2,410	2,313
Retained earnings	37,984	34,291
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,109)	(1,623)
Unrealized gains (losses) on fixed maturity securities	10,361	8,548
Unrealized gains (losses) on derivatives	(34)	(33)
Pension liability adjustment	(284)	(277)
Treasury stock, at average cost	(15,904)	(14,395)
Total shareholders’ equity	33,559	28,959
Total liabilities and shareholders’ equity	$165,086	$152,768
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2017	$135	$2,052	$29,895	$4,028	$(11,512)	$24,598
Cumulative effect of change in accounting principle - Accounting Standards Update (ASU) 2016-01, net of income tax (1)	0	0	148	(148)	0	0
Cumulative effect of change in accounting principle - ASU 2018-02, net of income tax (1)	0	0	(374)	374	0	0
Balance at January 1, 2018	135	2,052	29,669	4,254	(11,512)	24,598
Net earnings	0	0	2,920	0	0	2,920
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	228	0	228
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(2,316)	0	(2,316)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Pension liability adjustment during period, net of income taxes	0	0	0	(17)	0	(17)
Dividends to shareholders ($1.04 per share)	0	0	(801)	0	0	(801)
Exercise of stock options	0	34	0	0	0	34
Share-based compensation	0	54	0	0	0	54
Purchases of treasury stock	0	0	0	0	(1,317)	(1,317)
Treasury stock reissued	0	37	0	0	40	77
Balance at December 31, 2018	135	2,177	31,788	2,151	(12,789)	23,462
Net earnings	0	0	3,304	0	0	3,304
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	224	0	224
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	4,314	0	4,314
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(9)	0	(9)
Pension liability adjustment during period, net of income taxes	0	0	0	(65)	0	(65)
Dividends to shareholders ($1.08 per share)	0	0	(801)	0	0	(801)
Exercise of stock options	0	29	0	0	0	29
Share-based compensation	0	54	0	0	0	54
Purchases of treasury stock	0	0	0	0	(1,656)	(1,656)
Treasury stock reissued	0	53	0	0	50	103
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2018.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
Cumulative effect of change in accounting principle - ASU 2016-13, net of income tax (1)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle - ASU 2019-04, net of income taxes (1)	0	0	0	848	0	848
Balance at January 1, 2020	135	2,313	34,235	7,463	(14,395)	29,751
Net earnings	0	0	4,778	0	0	4,778
Unrealized foreign currency translation gains (losses) during period, net of income tax	0	0	0	514	0	514
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	965	0	965
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	(7)	0	(7)
Dividends to shareholders ($1.45 per share)	0	0	(1,029)	0	0	(1,029)
Exercise of stock options	0	12	0	0	0	12
Share-based compensation	0	53	0	0	0	53
Purchases of treasury stock	0	0	0	0	(1,565)	(1,565)
Treasury stock reissued	0	32	0	0	56	88
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
(1) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2020.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2020	2019	2018
Cash flows from operating activities:
Net earnings	$4,778	$3,304	$2,920
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	52	(32)	(55)
Capitalization of deferred policy acquisition costs	(1,142)	(1,452)	(1,504)
Amortization of deferred policy acquisition costs	1,214	1,282	1,245
Increase in policy liabilities	2,023	2,104	2,343
Change in income tax liabilities	(1,419)	(244)	64
Net investment (gains) losses	270	135	430
Other, net	182	358	571
Net cash provided (used) by operating activities	5,958	5,455	6,014
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	3,725	5,284	7,888
Equity securities	234	650	429
Held-to-maturity fixed maturity securities	4	622	1,670
Commercial mortgage and other loans	2,085	1,814	936
Costs of investments acquired:
Available-for-sale fixed maturity securities	(4,772)	(6,934)	(9,086)
Equity securities	(498)	(347)	(440)
Commercial mortgage and other loans	(3,263)	(4,401)	(4,848)
Other investments, net	(860)	(653)	(414)
Settlement of derivatives, net	18	(9)	(241)
Cash received (pledged or returned) as collateral, net	(1,027)	926	348
Other, net	(265)	(123)	176
Net cash provided (used) by investing activities	(4,619)	(3,171)	(3,582)
Cash flows from financing activities:
Purchases of treasury stock	(1,537)	(1,627)	(1,301)
Proceeds from borrowings	1,545	615	1,020
Principal payments under debt obligations	(350)	0	(550)
Dividends paid to shareholders	(769)	(771)	(793)
Change in investment-type contracts, net	(11)	(1)	(31)
Treasury stock reissued	34	49	58
Other, net	(27)	22	(19)
Net cash provided (used) by financing activities	(1,115)	(1,713)	(1,616)
Effect of exchange rate changes on cash and cash equivalents	21	(12)	30
Net change in cash and cash equivalents	245	559	846
Cash and cash equivalents, beginning of period	4,896	4,337	3,491
Cash and cash equivalents, end of period	$5,141	$4,896	$4,337
Supplemental disclosures of cash flow information:
Income taxes paid	$800	$1,384	$998
Interest paid	210	190	181
Noncash interest	32	37	41
Noncash financing activities:
Lease obligations	56	132	11
Treasury stock issued for:
Associate stock bonus	19	15	7
Shareholder dividend reinvestment	29	30	8
Share-based compensation grants	6	5	2
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and, effective April 1, 2018, through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. Prior to April 1, 2018, the Company's insurance business was marketed in Japan as a branch of Aflac. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. Additionally, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including realized gains and losses on its investment portfolio, accounted for 68% of the Company's total revenues in 2020, compared with 69% in 2019 and 70% in 2018. The percentage of the Company's total assets attributable to Aflac Japan was 83% at both December 31, 2020 and 2019.

In November 2019, the Company acquired Argus Holdings, LLC and its subsidiary Argus Dental & Vision, Inc. (Argus), a benefits management organization and national network dental and vision company, which provides a platform for Aflac Dental and Vision. The Company paid $75 million at closing and made an additional commitment of up to $21 million in contingent consideration payable over three years based on the achievement by Argus of certain performance targets. The contingent consideration was completed in 2020 with a payment of approximately $14 million. Argus is an addition to the Aflac U.S. segment.

In November 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, acquired Zurich North America’s U.S. Corporate Life and Pensions business (Zurich), which consists of group life, disability and absence management products for total consideration of $140 million. Aflac and Aflac New York will reinsure on an indemnity basis Zurich's in-force group life and disability policies. Aflac also acquired assets needed to support the group life and disability business, along with an absence management platform.

Basis of Presentation
The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The most significant items on the Company's balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

The consolidated financial statements include the accounts of the Parent Company, its subsidiaries, and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

COVID-19: The impact of the COVID-19 global pandemic on the Company continues to evolve, and its future effects remain uncertain. The Company continues to closely monitor the effects and risks of COVID-19 to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position.

Item 8. Financial Statements and Supplementary Data
Liquidity and Capital Resources

The Company entered the crisis having maintained capital ratios in Japan and the U.S. at a level designed to absorb a degree of market volatility. To further support liquidity and capital resources, the Parent Company, in March 2020, issued four series of senior notes totaling ¥57.0 billion and, in April 2020, issued $1.0 billion in senior notes through public debt offerings under its U.S. shelf registration statement. The Company has available liquidity in its unsecured revolving credit facilities of $1.0 billion and ¥100.0 billion and currently has no borrowings under either of these facilities. In April 2020, Aflac increased its internal limit for Federal Home Loan Bank of Atlanta (FHLB) borrowings to $800 million, $300 million of which the Company has designated to be used for short-term liquidity needs of the U.S. insurance subsidiaries and subject to qualified collateral availability and other conditions. The Company has the ability to adjust cash flow management from other sources of liquidity including reinvestment cash flows and selling investments.

Loan Modifications

In March 2020, the Coronavirus, Aid, Relief, and Economic Security (CARES) Act, which provides relief from certain requirements under GAAP, was signed into law. Section 4013 of the CARES Act gives entities temporary relief from the accounting and disclosure requirements for troubled debt restructurings (TDRs) under ASC 310-40 in certain situations. In April 2020, certain regulatory banking agencies, in consultation with the FASB, issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Interagency statement) applicable for all entities, which offers practical expedients for evaluating whether loan modifications in response to the COVID-19 pandemic are treated as TDRs. The relief provided by the CARES Act applies to loan modifications made between March 1, 2020 and December 31, 2020, whereas the Interagency statement does not specify a time horizon. In December 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. The CAA modifies a number of existing loan programs. The relief from TDR accounting will apply to modifications executed between March 1, 2020 and the earlier of (1) 60 days after the end of the COVID-19 national emergency as determined by the Executive Branch and (2) January 1, 2022. The Company applies relief granted under Section 4013 of the CARES Act and the Interagency statement with respect to certain qualifying loan modifications. For loan modifications that qualify under the CARES Act, TDR accounting and reporting is suspended through the period of the modification; however, the Company will continue to apply its existing non-accrual policies including consideration of the loan's past due status which is determined on the basis of the contractual terms of the loan. Once a loan has been contractually modified, the past due status is generally based on the updated terms including payment deferrals. See Note 3 of Notes to the Consolidated Financial Statements for additional details.

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

Item 8. Financial Statements and Supplementary Data
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

The Company has investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The Company is the primary beneficiary of certain VIEs, and therefore consolidates these entities in its financial statements. While the consolidated VIEs generally operate within a defined set of contractual terms, there are certain powers that are retained by the Company that are considered significant in the conclusion that the Company is the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral; the ability to obtain the underlying collateral in the event of default; and, the ability to appoint or dismiss key parties in the structure. In particular, the Company's powers surrounding the underlying collateral were considered to be the most significant powers because those most significantly impact the economics of the VIE. The Company has no obligation to provide any continuing financial support to any of the entities in which it is the primary beneficiary. The Company's maximum loss is limited to its original investment. Neither the Company nor any of its creditors have the ability to obtain the underlying collateral, nor does the Company have control over the instruments held in the VIEs, unless there is an

Item 8. Financial Statements and Supplementary Data
event of default. For those entities where the Company is the primary beneficiary, the consolidated entity's assets are segregated on the balance sheet by the caption "consolidated variable interest entities," and consist of fixed maturity securities, equity securities, loan receivables, limited partnerships and derivative instruments.

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

Commercial mortgage and other loans include transitional real estate loans (TREs), commercial mortgage loans (CMLs) and middle market loans (MMLs). The Company's investments in TREs, CMLs, and MMLs are accounted for as loan receivables and are recorded at amortized cost on the acquisition date. The Company has the intent and ability to hold these loan receivables for the foreseeable future or until they mature and therefore, they are considered held for investment and are carried at amortized cost in the commercial mortgage and other loans line in its consolidated balance sheets. The amortized cost of the loan receivables reflects allowances for expected lifetime losses estimated as of each reporting date.

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

Credit Losses: Effective January 1, 2020, the Company adopted ASC 326: Financial Instruments - Credit Losses. The newly adopted accounting standard requires the Company to estimate an expected lifetime credit loss on financial assets measured at amortized cost including short-term receivables including premiums receivable, held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables. For the Company’s available-for-sale fixed maturity securities, the newly adopted guidance requires an entity to evaluate estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis. Credit loss changes are recorded as a component of net investment gains and losses for the Company’s held-to-maturity and available-for-sale securities, loan receivables, loan commitments and reinsurance recoverables, whereas credit losses on premium receivables are recorded in net premiums. The Company’s off-balance sheet credit exposure is primarily attributable to loan commitments that are not unconditionally cancellable. The Company considers the contractual period of exposure to credit risk, the likelihood that funding will occur, the risk of loss, and the current conditions and expectations of future economic conditions to develop the estimate of expected credit losses. The Company records the estimate of expected credit losses for certain loan commitments within other liabilities in the consolidated balance sheet.

Write-offs and partial write-offs are recorded as a reduction to the amortized cost of the loan or fixed maturity security balance and a corresponding reduction to the credit allowance.

The Company has elected not to measure an allowance on accrued interest income for all asset types, because the uncollectible accrued interest receivable is written off in a timely manner. The Company writes off accrued interest when it is more than ninety days past due by reducing interest income, which is a component of net investment income, in the consolidated statement of earnings.

Item 8. Financial Statements and Supplementary Data
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

Prior to January 1, 2020, the Company presented losses in accordance with the then effective guidance, where the Company primarily evaluated the financial instrument’s and issuer’s creditworthiness to determine whether an impairment in value of the Company's fixed maturity securities was other-than-temporary.

For fixed maturity securities, if, after monitoring and analyses, management believed that fair value would not recover to amortized cost, the Company recognized an other-than-temporary impairment. Once a security was considered to be other-than-temporarily impaired, the impairment loss was separated into two components: the portion of the impairment related to credit and the portion of the impairment related to factors other than credit. The Company recognized a charge to earnings for the credit-related portion of other-than-temporary impairments. Impairments related to factors other than credit were recorded in earnings in the event the Company intended to sell the security prior to the recovery of its amortized cost or if it was more likely than not that the Company would be required to dispose of the security prior to recovery of its amortized cost; otherwise, non-credit-related other-than-temporary impairments were recorded in other comprehensive income.

For loans receivable, the amortized cost of the loan receivables reflected allowances for incurred losses estimated based on past events and current economic conditions as of each reporting date.

Derivatives and Hedging: Freestanding derivative instruments are reported in the consolidated balance sheet at fair value and are reported in other assets and other liabilities, with changes in value reported in earnings and/or other comprehensive income. These freestanding derivatives are foreign currency forwards, foreign currency options, foreign currency swaps, interest rate swaps and interest rate swaptions. The Company does not use derivatives for trading purposes, nor does the Company engage in leveraged derivative transactions.

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

Item 8. Financial Statements and Supplementary Data
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
For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the hedged item and the portion of the hedging instrument included in the assessment of effectiveness are recorded in the line item of the consolidated statements of earnings in which gain or loss on the hedged item is recorded. When assessing the effectiveness of the Company's fair value hedges, the Company excludes the changes in fair value related to the difference between the spot and the forward rate on its foreign currency forwards, the fair value not resulting from fluctuations in spot currency rates on the final notional exchange on cross currency swaps, and the time value of money of foreign exchange options and interest rate swaptions. For interest rate swaptions and cross-currency interest rate swaps designated under fair value hedges of interest rate risk, the change in the time value of money is recognized in other comprehensive income (loss) and amortized into earnings (net investment income) over its legal term.
As discussed in Note 4, from time to time the Company designates net investment hedges of its net investment in Aflac Japan. The Company makes its net investment hedge designation at the beginning of each quarter. For derivative hedging instruments designated as net investment hedges, Aflac follows the spot-rate method. According to that method, the change in fair value of the hedging instrument due to fluctuations in the spot exchange rate is recorded in the unrealized foreign currency component of other comprehensive income and reclassified to earnings only when the hedged net investment is sold, or when a liquidation of the respective net investment in the foreign entity is substantially completed. If and when a sale or liquidation occurs, the changes in fair value of the derivative deferred in the unrealized foreign currency component of other comprehensive income will be released in the same income statement line item where the gain (loss) on the hedged net investment would be recorded upon sale. All other changes in fair value of the hedging instrument are considered the “excluded component” and are accounted for in net investment gains (losses). Should these designated net investment hedge positions exceed the Company's net investment in Aflac Japan, the foreign exchange effect on the portion that exceeds its investment in Aflac Japan would be recognized in current earnings within net investment gains (losses).
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are generally reported within other gains (losses), which is a component of net investment gains (losses). The fluctuations in estimated fair value of derivatives that have not been designated for hedge accounting can result in volatility in net earnings.

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

Deferred Policy Acquisition Costs: Certain direct and incremental costs of acquiring insurance contracts are deferred and amortized with interest over the premium payment periods in proportion to the ratio of annual premium income to total anticipated premium income. Anticipated premium income is estimated by using the same mortality, persistency and interest assumptions used in computing liabilities for future policy benefits. In this manner, the related acquisition expenses are matched with revenues. Deferred costs include the excess of current-year commissions over ultimate renewal-year commissions and certain incremental direct policy issue, underwriting and sales expenses. All of these incremental costs are directly related to successful policy acquisition.

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
Goodwill: Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not recorded at fair value (e.g. income taxes, employee benefits). Goodwill is not amortized, but is tested for impairment at a level of a reporting unit at least annually, in the same reporting period each year. Goodwill is included in the line item “Other” assets in the consolidated balance sheets and was $269 million as of December 31, 2020, compared with $140 million at December 31, 2019. A significant majority of the goodwill balance is attributable to the following business combinations within the Aflac U.S. segment, which represents the reporting unit for goodwill impairment testing: (i) CAIC acquisition in 2009, (ii) Empowered Benefits acquisition in 2015, (iii) Argus acquisition in 2019, and (iv) acquisition of Zurich's business in the fourth quarter of 2020.

Policy Liabilities: Future policy benefits represent insurance claims that are expected to occur in the future and are computed following a net level premium method using estimated future investment yields, persistency and recognized morbidity and mortality tables modified to reflect the Company's experience, including a provision for adverse deviation. These assumptions are generally established and considered locked at policy inception. These assumptions may only be unlocked in certain circumstances based on the results of periodic DAC recoverability and premium deficiency testing.
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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data
New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
Accounting Standards Update (ASU) 2020-04
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

as clarified and amended by:

ASU 2021-01
Reference Rate Reform (Topic 848): Relief Extended to Derivatives Impacted by Discounting Transition

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

In January 2021, the FASB issued a standard to permit entities to apply optional expedients in ASC 848 to derivative instruments modified because of discounting transition. Discounting transition refers to the changing of interest rates used for margining, discounting, or contract price alignment of derivative instruments to transition to alternative rates.The amendment is effective immediately.
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
January 1, 2020
The adoption of this guidance resulted in a reclassification of $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity to the available-for-sale category. The reclassification resulted in recording in beginning 2020 accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis, based on the securities’ fair values on the reclassification date. The reclassification impacted the adoption of ASU 2016-13 (see ASU 2016-13 below for additional details).

ASU 2018-17 Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities
In October 2018, the FASB issued targeted improvements which provide that indirect interests held through related parties under common control should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests.
		January 1, 2020	The adoption of this guidance did not have a significant impact on the Company's financial position, results of operations, or disclosures.
ASU 2018-16 Derivatives and Hedging Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes	In October 2018, the FASB issued amendments to permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the Treasury obligations of the U.S. government (UST), the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.	Early adopted as of October 1, 2018	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations or disclosures.

Item 8. Financial Statements and Supplementary Data

Standard	Description	Date of Adoption	Effect on Financial Statements or Other Significant Matters
ASU 2018-15 Intangibles - Goodwill and Other - Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	In August 2018, the FASB issued amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	Early adopted as of January 1, 2019	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations or disclosures.
ASU 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	In August 2018, the FASB issued amendments to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Accordingly, six disclosures requirements were removed, two added and two clarified.	Early adopted as of December 31, 2019	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations or disclosures.
ASU 2018-13 Fair Value Measurement, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	In August 2018, the FASB issued amendments to the disclosure requirements on fair value measurements. The amendments remove, modify, and add certain disclosures.	January 1, 2020	The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.
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
ASU 2018-11, Leases, Targeted Improvements, and
ASU 2018-20, Leases: Narrow-Scope Improvements for Lessors
In February 2016, the FASB issued updated guidance for accounting for leases (“Leases Update”). Per the Leases Update, lessees are required to recognize all leases on the balance sheet with the exception of short-term leases. A lease liability will be recorded for the obligation of a lessee to make lease payments arising from a lease. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Leases Update provided a number of optional practical expedients. The Company elected the "package of practical expedients," which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Under the Leases Update, lessor accounting is unchanged.

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
The Company has operating and finance leases for office space and equipment. The Company elected the short-term lease exemption for all classes of leases which allows the Company to not recognize right-of-use assets and lease liabilities on the consolidated balance sheet and allows the Company to recognize the lease expense for short-term leases on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and applied it to all classes of leases where the non-lease components are not significant. Some of the Company's leases include options to extend or terminate the lease and the lease terms may include such options when it is reasonably certain that the Company will exercise that option. Certain leases also include options to purchase the leased property. The leases within scope of the leases update increased the Company's right-of-use assets and lease liabilities recorded in its beginning 2019 consolidated balance sheet by $134 million.

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

Item 8. Financial Statements and Supplementary Data

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

ASU 2020-11
Financial Services - Insurance (Topic 944): Effective Date and Early Application

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

In November 2020, the FASB issued an amendment providing an additional year deferral for all insurance entities due to the impact of COVID-19. The amendments are now effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of the amendments is permitted.

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

Item 8. Financial Statements and Supplementary Data
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

(In millions)	2020	2019	2018
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$6,119	$6,031	$5,849
Medical and other health	3,596	3,582	3,516
Life insurance	2,955	3,159	3,397
Adjusted net investment income (1),(2)	2,659	2,496	2,403
Other income	42	45	41
Total adjusted revenue Aflac Japan	15,371	15,313	15,206
Aflac U.S.:
Net earned premiums:
Accident/disability	2,614	2,665	2,611
Cancer	1,275	1,309	1,311
Other health	1,571	1,548	1,508
Life insurance	298	286	278
Adjusted net investment income (3)	705	720	727
Other income	102	22	8
Total adjusted revenue Aflac U.S.	6,565	6,550	6,443
Corporate and other (4)	384	393	339
Total adjusted revenues	22,320	22,256	21,988
Net investment gains (losses) (1),(2),(3),(4)	(173)	51	(230)
Total revenues	$22,147	$22,307	$21,758
(1) Amortized hedge costs of $206, $257 and $236 in 2020, 2019 and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $9 and $(17) in 2020 and 2019, respectively, and an immaterial amount in 2018, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $3 in 2020 have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) Amortized hedge income of $97, $89 and $36 in 2020, 2019 and 2018, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.

Item 8. Financial Statements and Supplementary Data

(In millions)	2020	2019	2018
Pretax earnings:
Aflac Japan (1),(2)	$3,263	$3,261	$3,208
Aflac U.S. (3)	1,268	1,272	1,285
Corporate and other (4),(5)	(115)	(72)	(139)
Pretax adjusted earnings (6)	4,416	4,461	4,354
Net investment gains (losses) (1),(2),(3),(4),(5)	(229)	(15)	(297)
Other income (loss)	(28)	(1)	(74)
Total earnings before income taxes	$4,159	$4,445	$3,983
Income taxes applicable to pretax adjusted earnings	$864	$1,147	$1,129
Effect of foreign currency translation on after-tax adjusted earnings	31	15	28
(1) Amortized hedge costs of $206, $257 and $236 in 2020, 2019 and 2018, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $9 and $(17) in 2020 and 2019, respectively, and an immaterial amount in 2018, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $3 in 2020 have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) Amortized hedge income of $97, $89 and $36 in 2020, 2019 and 2018, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) A gain of $56, $66 and $67 in 2020, 2019 and 2018, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable have been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) Includes $167, $135 and $122 of interest expense on debt in 2020, 2019 and 2018, respectively.

Assets as of December 31 were as follows:

(In millions)	2020	2019
Assets:
Aflac Japan	$137,271	$127,523
Aflac U.S.	22,864	20,945
Corporate and other	4,951	4,300
Total assets	$165,086	$152,768

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2020	2019	2018
Statements of Earnings:
Weighted-average yen/dollar exchange rate (1)	106.86	109.07	110.39
Yen percent strengthening (weakening)	2.1%	1.2%	1.6%
Exchange effect on pretax adjusted earnings (in millions)	$38	$20	$38

	2020	2019
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	103.50	109.56
Yen percent strengthening (weakening)	5.9%	1.3%
Exchange effect on total assets (in millions)	$7,970	$1,225
Exchange effect on total liabilities (in millions)	7,870	1,533
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

(In millions)	2020	2019	2018
Management fees	$71	$75	$136
Allocated expenses	0	4	24
Profit remittances	1,215	2,070	808
Total transfers from Aflac Japan	$1,286	$2,149	$968

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

(In millions)	2020	2019
Property and equipment:
Land	$168	$168
Buildings	523	473
Equipment and furniture	566	549
Total property and equipment	1,257	1,190
Less accumulated depreciation	656	609
Net property and equipment	$601	$581

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of an allowance for doubtful accounts. At December 31, 2020, $201 million, or 25.2% of total receivables, were related to Aflac Japan's operations, compared with $258 million, or 31.2%, at December 31, 2019.
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2020	2019	2018
Fixed maturity securities	$3,113	$3,141	$3,142
Equity securities	29	37	38
Commercial mortgage and other loans	545	468	333
Other investments	145	53	36
Short-term investments and cash equivalents	18	56	41
Gross investment income	3,850	3,755	3,590
Less investment expenses	212	177	148
Net investment income	$3,638	$3,578	$3,442

Item 8. Financial Statements and Supplementary Data
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,959	$0	$4,182	$52	$37,089
Municipalities	1,324	0	374	5	1,693
Mortgage- and asset-backed securities	342	0	27	1	368
Public utilities	4,777	0	1,096	1	5,872
Sovereign and supranational	981	0	108	0	1,089
Banks/financial institutions	7,552	0	886	102	8,336
Other corporate	8,114	0	1,747	37	9,824
Total yen-denominated	56,049	0	8,420	198	64,271
U.S. dollar-denominated:
U.S. government and agencies	245	0	16	0	261
Municipalities	1,154	0	173	2	1,325
Mortgage- and asset-backed securities	667	0	8	5	670
Public utilities	4,013	0	947	15	4,945
Sovereign and supranational	232	0	64	3	293
Banks/financial institutions	2,973	0	758	7	3,724
Other corporate	26,297	38	4,385	251	30,393
Total U.S. dollar-denominated	35,581	38	6,351	283	41,611
Total securities available for sale	$91,630	$38	$14,771	$481	$105,882

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,929	$5,169	$0	$36,098
Municipalities	516	116	3	629
Mortgage- and asset-backed securities	229	25	0	254
Public utilities	1,855	406	0	2,261
Sovereign and supranational	680	50	0	730
Banks/financial institutions	6,152	700	86	6,766
Other corporate	5,323	944	24	6,243
Total yen-denominated	45,684	7,410	113	52,981
U.S dollar-denominated:
U.S. government and agencies	293	9	0	302
Municipalities	1,077	141	0	1,218
Mortgage- and asset-backed securities	149	7	0	156
Public utilities	3,804	725	10	4,519
Sovereign and supranational	239	73	0	312
Banks/financial institutions	2,879	646	4	3,521
Other corporate	25,246	3,255	248	28,253
Total U.S. dollar-denominated	33,687	4,856	262	38,281
Total securities available for sale	$79,371	$12,266	$375	$91,262

	2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,448	$3	$23,445	$5,625	$0	$29,070
Municipalities	377	0	377	122	0	499
Public utilities	48	1	47	14	0	61
Sovereign and supranational	577	6	571	165	0	736
Other corporate	24	0	24	9	0	33
Total yen-denominated	24,474	10	24,464	5,935	0	30,399
Total securities held to maturity	$24,474	$10	24,464	$5,935	$0	$30,399

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$22,241	$6,050	$0	$28,291
Municipalities	821	262	0	1,083
Mortgage- and asset-backed securities	16	1	0	17
Public utilities	2,535	419	0	2,954
Sovereign and supranational	1,123	197	0	1,320
Banks/financial institutions	916	105	3	1,018
Other corporate	2,433	485	7	2,911
Total yen-denominated	30,085	7,519	10	37,594
Total securities held to maturity	$30,085	$7,519	$10	$37,594

	2020	2019
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$680	$658
U.S. dollar-denominated	603	144
Total equity securities	$1,283	$802

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During 2020, as a result of the adoption of ASU 2019-04 discussed in Note 1, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis. During 2019 and 2018, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category.

Item 8. Financial Statements and Supplementary Data
Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at December 31, 2020, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$1,130	$1,125
Due after one year through five years	8,750	9,020
Due after five years through 10 years	13,752	15,945
Due after 10 years	66,951	78,754
Mortgage- and asset-backed securities	1,009	1,038
Total fixed maturity securities available for sale	$91,592	$105,882
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through 10 years	2,212	2,594
Due after 10 years	22,252	27,805
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$24,464	$30,399
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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2020			2019
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$55,153	$64,657	A+	$51,726	$62,584
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments for the years ended December 31 follows:

Item 8. Financial Statements and Supplementary Data

(In millions)	2020	2019	2018
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$31	$115	$101
Gross losses from sales	(47)	(68)	(156)
Foreign currency gains (losses) on sales and redemptions	(69)	(16)	73
Total sales and redemptions	(85)	31	18
Equity securities	184	101	(131)
Loan loss reserves (1)	0	(18)	(19)
Credit losses:
Fixed maturity securities available for sale (2)	(75)	(13)	(64)
Fixed maturity securities held to maturity	1	0	0
Commercial mortgage and other loans	(103)	0	0
Loan commitments	(21)	0	0
Reinsurance recoverables and other	(2)	0	0
Total credit losses	(200)	(13)	(64)
Derivatives and other:
Derivative gains (losses)	399	(174)	(224)
Foreign currency gains (losses)	(568)	(62)	(10)
Total derivatives and other	(169)	(236)	(234)
Total net investment gains (losses)	$(270)	$(135)	$(430)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only
(2) Includes other-than-temporary impairment losses for prior year

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the year ended December 31, 2020, that relates to equity securities still held at the December 31, 2020, reporting date was $210 million.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments recorded in AOCI for the years ended December 31 follows:

(In millions)	2020	2019	2018
Changes in unrealized gains (losses):
Fixed maturity securities, available for sale	$2,399	$5,852	$(3,142)
Total change in unrealized gains (losses)	$2,399	$5,852	$(3,142)

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from fixed maturity securities at December 31 was as follows:

(In millions)	2020	2019
Unrealized gains (losses) on securities available for sale	$14,290	$11,891
Deferred income taxes	(3,929)	(3,343)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$10,361	$8,548

Item 8. Financial Statements and Supplementary Data
Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the period ended December 31, 2020 and available-for-sale and held-to-maturity investments for prior periods that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position that were in an unrealized loss position.

	2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$2,604	$52	$2,604	$52	$0	$0
Municipalities:
U.S. dollar-denominated	94	2	94	2	0	0
Yen-denominated	183	5	169	4	14	1
Mortgage- and asset- backed securities:
U.S. dollar-denominated	360	5	360	5	0	0
Yen-denominated	37	1	37	1	0	0
Public utilities:
U.S. dollar-denominated	326	15	208	7	118	8
Yen-denominated	135	1	135	1	0	0
Sovereign and supranational:
U.S. dollar-denominated	39	3	39	3	0	0
Banks/financial institutions:
U.S. dollar-denominated	82	7	44	1	38	6
Yen-denominated	1,809	102	765	36	1,044	66
Other corporate:
U.S. dollar-denominated	4,499	251	2,157	59	2,342	192
Yen-denominated	613	37	290	13	323	24
Total	$10,781	$481	$6,902	$184	$3,879	$297

Item 8. Financial Statements and Supplementary Data

	2019
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities:
Municipalities:
Yen-denominated	$80	$3	$80	$3	$0	$0
Public utilities:
U.S. dollar-denominated	306	10	69	2	237	8
Banks/financial institutions:
U.S. dollar-denominated	79	4	18	0	61	4
Yen-denominated	1,828	89	1,828	89	0	0
Other corporate:
U.S. dollar-denominated	4,261	248	792	53	3,469	195
Yen-denominated	636	31	636	31	0	0
Total	$7,190	$385	$3,423	$178	$3,767	$207

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

However, the Company has identified certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance has been calculated. As of December 31, 2020, the Company held an allowance of $38 million. Refer to the Credit Losses section below for additional information.

Commercial Mortgage and Other Loans

The Company classifies its TREs, CMLs and MMLs as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for credit losses.

The table below reflects the composition of the carrying value for commercial mortgage and other loans by property type as of December 31.

Item 8. Financial Statements and Supplementary Data

(In millions)	2020		2019
	Amortized Cost	% of Total	Amortized Cost		% of Total
Commercial Mortgage and other loans
Transitional real estate loans:
Office	$2,115	19.7%	$1,800		18.7%
Retail	125	1.2	131		1.4
Apartments/Multi-Family	1,782	16.6	2,085		21.7
Industrial	85	.8	256		2.7
Hospitality	1,106	10.3	1,036		10.8
Other	81	.7	164		1.7
Total transitional real estate loans	5,294	49.3	5,472		57.0
Commercial mortgage loans:
Office	401	3.7	410		4.3
Retail	340	3.2	348		3.5
Apartments/Multi-Family	588	5.5	569		5.9
Industrial	391	3.6	383		4.0
Total commercial mortgage loans	1,720	16.0	1,710		17.7
Middle market loans	3,720	34.7	2,432		25.3
Total commercial mortgage and other loans	$10,734	100.0%	$9,614		100.0%
Allowance for credit losses	(180)		(45)	(1)
Total net commercial mortgage and other loans	$10,554		$9,569
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

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of December 31, 2020, the Company had $601 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of December 31, 2020, the Company had $32 million of outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $25 million and $99 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of December 31, 2020, and 2019, respectively.

Item 8. Financial Statements and Supplementary Data
As of December 31, 2020, the Company had commitments of approximately $2.2 billion of which $2.0 billion was a result of a new agreement with an external manager during the first quarter of 2020 to fund future middle market loans. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

The following tables present as of December 31, 2020 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$79	$670	$397	$159	$20	$29	$1,354
60%-69.99%	214	857	722	372	0	0	2,165
70%-79.99%	84	754	673	224	14	0	1,749
80% or greater	26	0	0	0	0	0	26
Total	$403	$2,281	$1,792	$755	$34	$29	$5,294

Commercial Mortgage Loans
(In millions)	2020	2019	2018	2017	2016	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$31	$400	$100	$69	$554	$1,154	2.59
60%-69.99%	31	223	70	0	161	485	1.94
70%-79.99%	0	33	0	0	22	55	1.76
80% or greater	0	0	0	0	26	26	1.66
Total	$62	$656	$170	$69	$763	$1,720	2.37
Weighted Average DSCR	2.00	2.52	2.21	2.58	2.27

Item 8. Financial Statements and Supplementary Data

Middle Market Loans
(In millions)	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$36	$71	$51	$33	$4	$0	$20	$215
BB	269	247	211	93	37	15	90	962
B	483	615	325	219	127	23	170	1,962
CCC	95	89	97	89	31	27	84	512
CC	0	0	0	39	3	0	1	43
C and lower	8	0	18	0	0	0	0	26
Total	$891	$1,022	$702	$473	$202	$65	$365	$3,720

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $23.3 billion amortized cost as of December 31, 2020 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

An investment in an available-for-sale fixed maturity security is impaired if the fair value falls below amortized cost. The Company regularly reviews its fixed maturity security investments portfolio for declines in fair value. The Company's debt impairment model focuses on the ultimate collection of the cash flows from its investments and whether the Company has the intent to sell or if it is more likely than not the Company would be required to sell the security prior to recovery of its amortized cost. The determination of the amount of impairments under this model is based upon the Company's periodic evaluation and assessment of known and inherent risks associated with the respective securities. Such evaluations and assessments are revised as conditions change and new information becomes available.

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

Item 8. Financial Statements and Supplementary Data
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

The Company granted certain loan modifications in its MML and TRE portfolios due to COVID-19 during the year ended December 31, 2020. As of December 31, 2020 loan modifications did not have a material impact on the Company’s results of operations. The nature of the modifications varied in scope and significance, but generally a small proportion of modifications qualified as TDR, which is a situation where a Company grants a concession to a borrower that a Company would not otherwise have considered due to the borrower’s financial difficulties. Additionally, in accordance with the FASB’s published response to a COVID-19 Pandemic technical inquiry, the Company continues to accrue interest income on such loans that have deferred payment. The Company continues to evaluate loan modifications in its MML and TRE portfolios. As of December 31, 2020, the amortized cost of modified loans where Section 4013 of the CARES Act, as extended by the CAA, or the Interagency statement is applicable was immaterial.

The Company had an immaterial amount of TDRs during the year ended December 31, 2020. The Company had no TDRs during 2019. For certain TDRs, modifications resulted in write-offs for certain loans where the modified loan resulted in a forgiveness of existing principal and are included in the rollforward of the allowance for credit losses below.

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

As of December 31, 2020 and 2019, the Company had an immaterial amount (cost basis) of loans and fixed maturities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment for the year ended December 31, 2020.

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(39)	(21)	(41)	0	(75)	(1)
Write-offs, net of recoveries	0	0	9	0	37	0
Balance at December 31, 2020	$(63)	$(32)	$(85)	$(10)	$(38)	$(12)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. During the first quarter of 2020, the Company entered into a loan commitment with an external manager that met the requirements to recognize a credit loss on over $2.2 billion of loan commitments over the next few years. The estimate of credit losses for loan commitments as of December 31, 2020 was $35 million.

Item 8. Financial Statements and Supplementary Data
Other Investments
The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2020	2019
Other investments:
Policy loans	$260	$250
Short-term investments (1)	1,139	628
Limited partnerships	1,004	569
Other	26	30
Total other investments	$2,429	$1,477
(1) Includes securities lending collateral

As of December 31, 2020, the Company had $1.6 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Item 8. Financial Statements and Supplementary Data
Investments in Consolidated Variable Interest Entities

	2020		2019
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,487	$4,596	$3,308	$4,312
Commercial mortgage and other loans	8,964	9,040	7,956	8,015
Other investments (2)	826	826	494	494
Other assets (3)	133	133	169	169
Total assets of consolidated VIEs	$13,410	$14,595	$11,927	$12,990
Liabilities:
Other liabilities (3)	$231	$231	$126	$126
Total liabilities of consolidated VIEs	$231	$231	$126	$126
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

Investments in Variable Interest Entities Not Consolidated

	2020		2019
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$5,477	$6,767	$4,129	$4,884
Fixed maturity securities, held to maturity	0	0	1,848	2,236
Other investments (1)	178	178	75	74
Total investments in VIEs not consolidated	$5,655	$6,945	$6,052	$7,194
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

Item 8. Financial Statements and Supplementary Data
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
	2020			2019
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$0	$0	$0	$1,013	$1,013
Public utilities	57	0	57	35	0	35
Sovereign and supranational	3	0	3	2	0	2
Banks/financial institutions	63	0	63	48	0	48
Other corporate	841	0	841	778	0	778
Total borrowings	$964	$0	$964	$863	$1,013	$1,876
Gross amount of recognized liabilities for securities lending transactions			$964			$1,876
(1) The related loaned security, under the Company's Aflac U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $6,654 million and $4,759 million at December 31, 2020 and 2019, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2020 and 2019, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

Item 8. Financial Statements and Supplementary Data
At December 31, 2020, debt securities with a fair value of $18 million were on deposit with regulatory authorities in the U.S. (including U.S. territories). The Company retains ownership of all securities on deposit and receives the related investment income.

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

•interest rate swaptions used to hedge changes in the fair value associated with interest rate fluctuations for certain U.S. dollar-denominated available-for-sale fixed-maturity securities

•bond purchase commitments at the inception of investments in consolidated VIEs.

Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as accounting hedges.

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options is shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transaction, Aflac Japan agrees to sell a fixed amount of yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e. a costless or zero-cost collar). In the first quarter of 2020, the Company reduced the size of the collar program by approximately $3 billion. In December 2020, the Company reduced the total size of the forward and collar programs by approximately $5 billion and purchased foreign currency options to hedge approximately $5 billion of U.S. dollar-denominated assets.

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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data

	2020			2019
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$1	$75	$0	$8
Total cash flow hedges	18	0	1	75	0	8
Fair value hedges:
Foreign currency forwards	64	2	0	964	0	38
Foreign currency options	8,865	0	0	11,573	0	5
Interest rate swaptions	0	0	0	243	0	0
Total fair value hedges	8,929	2	0	12,780	0	43
Net investment hedge:
Foreign currency forwards	5,010	14	84	4,952	72	2
Foreign currency options	2,027	1	0	2,000	0	0
Total net investment hedge	7,037	15	84	6,952	72	2
Non-qualifying strategies:
Foreign currency swaps	2,250	47	81	2,800	72	78
Foreign currency swaps - VIE	2,857	133	230	2,587	169	118
Foreign currency forwards	26,528	386	301	19,821	166	337
Foreign currency options	11,037	0	0	9,553	0	0
Interest rate swaps	0	0	0	7,120	3	0
Interest rate swaptions	0	0	0	7	0	0
Total non-qualifying strategies	42,672	566	612	41,888	410	533
Total derivatives	$58,656	$583	$697	$61,695	$482	$586

Cash Flow Hedges

For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the USD variable rate interest and principal payments to fixed rate JPY interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is six years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "non-qualifying strategies" section of this note.
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

Item 8. Financial Statements and Supplementary Data
income. The change in the time value of the swaptions is recognized in other comprehensive income (loss) and amortized into earnings (net investment income) over its legal term.

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
2020:
Foreign currency forwards	Fixed maturity securities	$(14)	$(8)	$(6)	$7	$1
Foreign currency options	Fixed maturity securities	(9)	(8)	(1)	1	0
Total gains (losses)		$(23)	$(16)	$(7)	$8	$1
2019:
Foreign currency forwards	Fixed maturity securities	$(50)	$(64)	$14	$(12)	$2
Foreign currency options	Fixed maturity securities	(7)	(7)	0	0	0
Interest rate swaptions	Fixed maturity securities	(9)	(9)	0	0	0
Total gains (losses)		$(66)	$(80)	$14	$(12)	$2
2018:
Foreign currency forwards	Fixed maturity and equity securities	$126	$(104)	$230	$(242)	$(12)
Foreign currency options	Fixed maturity securities	4	4	0	0	0
Interest rate swaptions	Fixed maturity securities	(1)	(1)	0	0	0
Total gains (losses)		$129	$(101)	$230	$(242)	$(12)
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the years ended December 31, 2020 and 2019, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

Item 8. Financial Statements and Supplementary Data
The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount as of December 31.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2020	2019	2020	2019
Fixed maturity securities	$4,331	$4,633	$237	$256
(1) The balance includes hedging adjustment on discontinued hedging relationships of $237 in 2020 and $256 in 2019.
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

The Company's net investment hedge was effective during the years ended December 31, 2020, 2019 and 2018.
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
As of December 31, 2020, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.
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

Item 8. Financial Statements and Supplementary Data
Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments for the years ended December 31.

	2020				2019				2018
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$0		$(2)	$(2)	$(1)		$(4)	$0	$0		$3
Total cash flow hedges	(1)	0	(3)	(2)	(2)	(1)	(3)	(4)	0	0	(3)	3
Fair value hedges:
Foreign currency forwards (3)		(7)				(62)				(116)
Foreign currency options (3)		(8)				(7)				4
Interest rate swaptions (3)	(1)	0		1	(1)	0		(8)	0	0		(1)
Total fair value hedges	(1)	(15)		1	(1)	(69)		(8)	0	(112)		(1)
Net investment hedge:
Non-derivative hedging instruments		0		(135)		0		(24)		0		(32)
Foreign currency forwards		149		(282)		10		83		0		0
Foreign currency options		(5)		0		(4)		0		0		(8)
Total net investment hedge		144		(417)		6		59		0		(40)
Non-qualifying strategies:
Foreign currency swaps		29				90				(40)
Foreign currency swaps - VIE		(122)				(68)				60
Foreign currency forwards		311				(148)				(135)
Foreign currency options		(3)				0				0
Interest rate swaps		49				17				3
Forward bond purchase commitment - VIE		6				0				0
Total non-qualifying strategies		270				(110)				(112)
Total	$(2)	$399		$(418)	$(3)	$(174)		$47	$0	$(224)		$(38)
(1) Interest expense/income on cash flow hedges are recorded in net investment income. For interest rate swaptions classified as fair value hedges, the change in the time value of the swaptions is recognized in other comprehensive income (loss) and amortized into net investment income over its legal term. If the swaption is early terminated but the hedge item is still outstanding, the amortization of disposal amount of the swaptions is recorded in net investment income over the remaining life of the hedged items.
(2) Gains and losses on cash flow hedges and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses). Gains and losses on net investment hedges related to change in foreign currency spot rates are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(3) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the years ended December 31, 2020, 2019 and 2018, respectively. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail)

Item 8. Financial Statements and Supplementary Data
As of December 31, 2020, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of December 31, 2020, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $268 million and $301 million as of December 31, 2020 and 2019, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2020, the Company estimates that it would be required to post a maximum of $156 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Assets and Derivative Assets

2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$450	$0	$450	$(295)	$(73)	$(76)	$6
Total derivative assets subject to a master netting agreement or offsetting arrangement	450	0	450	(295)	(73)	(76)	6
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	133		133				133
Total derivative assets not subject to a master netting agreement or offsetting arrangement	133		133				133
Total derivative assets	583	0	583	(295)	(73)	(76)	139
Securities lending and similar arrangements	940	0	940	0	0	(940)	0
Total	$1,523	$0	$1,523	$(295)	$(73)	$(1,016)	$139

Item 8. Financial Statements and Supplementary Data

2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$310	$0	$310	$(190)	$(7)	$(113)	$0
OTC - cleared	3	0	3	0	0	0	3
Total derivative assets subject to a master netting agreement or offsetting arrangement	313	0	313	(190)	(7)	(113)	3
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	169		169				169
Total derivative assets not subject to a master netting agreement or offsetting arrangement	169		169				169
Total derivative assets	482	0	482	(190)	(7)	(113)	172
Securities lending and similar arrangements	1,860	0	1,860	0	0	(1,860)	0
Total	$2,342	$0	$2,342	$(190)	$(7)	$(1,973)	$172

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$466	$0	$466	$(295)	$(43)	$(69)	$59
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	466	0	466	(295)	(43)	(69)	59
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	231		231				231
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	231		231				231
Total derivative liabilities	697	0	697	(295)	(43)	(69)	290
Securities lending and similar arrangements	964	0	964	(940)	0	0	24
Total	$1,661	$0	$1,661	$(1,235)	$(43)	$(69)	$314

Item 8. Financial Statements and Supplementary Data

2019
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$459	$0	$459	$(190)	$(222)	$(32)	$15
OTC - cleared	1	0	1	0	0	(1)	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	460	0	460	(190)	(222)	(33)	15
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	126		126				126
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	126		126				126
Total derivative liabilities	586	0	586	(190)	(222)	(33)	141
Securities lending and similar arrangements	1,876	0	1,876	(1,860)	0	0	16
Total	$2,462	$0	$2,462	$(2,050)	$(222)	$(33)	$157

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

Item 8. Financial Statements and Supplementary Data

	2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$36,032	$1,318	$0	$37,350
Municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities	0	814	224	1,038
Public utilities	0	10,395	422	10,817
Sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions	0	12,036	24	12,060
Other corporate	0	39,918	299	40,217
Total fixed maturity securities	36,032	68,833	1,017	105,882
Equity securities	1,095	86	102	1,283
Other investments	1,139	0	0	1,139
Cash and cash equivalents	5,141	0	0	5,141
Other assets:
Foreign currency swaps	0	47	133	180
Foreign currency forwards	0	402	0	402
Foreign currency options	0	1	0	1
Total other assets	0	450	133	583
Total assets	$43,407	$69,369	$1,252	$114,028
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$81	$231	$312
Foreign currency forwards	0	385	0	385
Total liabilities	$0	$466	$231	$697

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,878	$1,522	$0	$36,400
Municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities	0	232	178	410
Public utilities	0	6,556	224	6,780
Sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions	0	10,264	23	10,287
Other corporate	0	34,234	262	34,496
Total fixed maturity securities	34,878	55,697	687	91,262
Equity securities	642	80	80	802
Other investments	628	0	0	628
Cash and cash equivalents	4,896	0	0	4,896
Other assets:
Foreign currency swaps	0	72	169	241
Foreign currency forwards	0	238	0	238
Interest rate swaps	0	3	0	3
Total other assets	0	313	169	482
Total assets	$41,044	$56,090	$936	$98,070
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$78	$126	$204
Foreign currency forwards	0	377	0	377
Foreign currency options	0	5	0	5
Total liabilities	$0	$460	$126	$586

Item 8. Financial Statements and Supplementary Data
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$23,445	$28,810	$260	$0	$29,070
Municipalities	377	0	499	0	499
Public utilities	47	0	61	0	61
Sovereign and supranational	571	0	736	0	736
Other corporate	24	0	33	0	33
Commercial mortgage and other loans	10,554	0	0	10,655	10,655
Other investments (1)	26	0	26	0	26
Total assets	$35,044	$28,810	$1,615	$10,655	$41,080
Liabilities:
Other policyholders’ funds	$7,824	$0	$0	$7,709	$7,709
Notes payable (excluding leases)	7,745	0	8,396	288	8,684
Total liabilities	$15,569	$0	$8,396	$7,997	$16,393
(1) Excludes policy loans of $260 and equity method investments of $1,004, at carrying value

Item 8. Financial Statements and Supplementary Data

		2019
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$22,241	$27,937	$354	$0	$28,291
Municipalities	821	0	1,083	0	1,083
Mortgage and asset-backed securities	16	0	7	10	17
Public utilities	2,535	0	2,954	0	2,954
Sovereign and supranational	1,123	0	1,320	0	1,320
Banks/financial institutions	916	0	1,018	0	1,018
Other corporate	2,433	0	2,911	0	2,911
Commercial mortgage and other loans	9,569	0	0	9,648	9,648
Other investments (1)	30	0	30	0	30
Total assets	$39,684	$27,937	$9,677	$9,658	$47,272
Liabilities:
Other policyholders’ funds	$7,317	$0	$0	$7,234	$7,234
Notes payable (excluding leases)	6,408	0	6,663	272	6,935
Total liabilities	$13,725	$0	$6,663	$7,506	$14,169
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

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities. These models are discounted cash flow (DCF) valuation models, but also use information from related markets, specifically the credit default swaps (CDS) market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including:
1) the most appropriate comparable security(ies) of the issuer
2) issuer-specific CDS spreads
3) bonds or CDS spreads of comparable issuers with similar characteristics such as rating, geography, or sector
4) bond indices that are comparative in rating, industry, maturity and region.

The pricing data and market quotes the Company obtains from outside sources, including third party pricing services, are reviewed internally for reasonableness. If a fair value appears unreasonable, the Company will re-examine the inputs and assess the reasonableness of the pricing data with the vendor. Additionally, the Company may compare the inputs to relevant market indices and other performance measurements. Based on management's analysis, the valuation is

Item 8. Financial Statements and Supplementary Data
confirmed or may be revised if there is evidence of a more appropriate estimate of fair value based on available market data. Beginning in the third quarter of 2020, the Company refined these valuation models to explicitly incorporate currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate. The Company has performed verification of the inputs and calculations in any valuation models to confirm that the valuations represent reasonable estimates of fair value.

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

	2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$36,032	$1,318	$0	$37,350
Total government and agencies	36,032	1,318	0	37,350
Municipalities:
Third party pricing vendor	0	3,018	0	3,018
Total municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities:
Third party pricing vendor	0	364	0	364
Broker/other	0	450	224	674
Total mortgage- and asset-backed securities	0	814	224	1,038
Public utilities:
Third party pricing vendor	0	10,395	0	10,395
Broker/other	0	0	422	422
Total public utilities	0	10,395	422	10,817
Sovereign and supranational:
Third party pricing vendor	0	1,334	0	1,334
Broker/other	0	0	48	48
Total sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions:
Third party pricing vendor	0	12,036	0	12,036
Broker/other	0	0	24	24
Total banks/financial institutions	0	12,036	24	12,060
Other corporate:
Third party pricing vendor	0	39,886	0	39,886
Broker/other	0	32	299	331
Total other corporate	0	39,918	299	40,217
Total securities available for sale	$36,032	$68,833	$1,017	$105,882
Equity securities, carried at fair value:
Third party pricing vendor	$1,095	$86	$0	$1,181
Broker/other	0	0	102	102
Total equity securities	$1,095	$86	$102	$1,283

Item 8. Financial Statements and Supplementary Data

	2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,810	$260	$0	$29,070
Total government and agencies	28,810	260	0	29,070
Municipalities:
Third party pricing vendor	0	499	0	499
Total municipalities	0	499	0	499
Public utilities:
Third party pricing vendor	0	61	0	61
Total public utilities	0	61	0	61
Sovereign and supranational:
Third party pricing vendor	0	736	0	736
Total sovereign and supranational	0	736	0	736
Other corporate:
Third party pricing vendor	0	33	0	33
Total other corporate	0	33	0	33
Total securities held to maturity	$28,810	$1,589	$0	$30,399

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,878	$1,522	$0	$36,400
Total government and agencies	34,878	1,522	0	36,400
Municipalities:
Third party pricing vendor	0	1,847	0	1,847
Total municipalities	0	1,847	0	1,847
Mortgage- and asset-backed securities:
Third party pricing vendor	0	232	0	232
Broker/other	0	0	178	178
Total mortgage- and asset-backed securities	0	232	178	410
Public utilities:
Third party pricing vendor	0	6,556	0	6,556
Broker/other	0	0	224	224
Total public utilities	0	6,556	224	6,780
Sovereign and supranational:
Third party pricing vendor	0	1,042	0	1,042
Total sovereign and supranational	0	1,042	0	1,042
Banks/financial institutions:
Third party pricing vendor	0	10,264	0	10,264
Broker/other	0	0	23	23
Total banks/financial institutions	0	10,264	23	10,287
Other corporate:
Third party pricing vendor	0	34,234	0	34,234
Broker/other	0	0	262	262
Total other corporate	0	34,234	262	34,496
Total securities available for sale	$34,878	$55,697	$687	$91,262
Equity securities, carried at fair value:
Third party pricing vendor	$642	$80	$0	$722
Broker/other	0	0	80	80
Total equity securities	$642	$80	$80	$802

Item 8. Financial Statements and Supplementary Data

	2019
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$27,937	$354	$0	$28,291
Total government and agencies	27,937	354	0	28,291
Municipalities:
Third party pricing vendor	0	1,083	0	1,083
Total municipalities	0	1,083	0	1,083
Mortgage- and asset-backed securities:
Third party pricing vendor	0	7	0	7
Broker/other	0	0	10	10
Total mortgage- and asset-backed securities	0	7	10	17
Public utilities:
Third party pricing vendor	0	2,954	0	2,954
Total public utilities	0	2,954	0	2,954
Sovereign and supranational:
Third party pricing vendor	0	1,320	0	1,320
Total sovereign and supranational	0	1,320	0	1,320
Banks/financial institutions:
Third party pricing vendor	0	1,018	0	1,018
Total banks/financial institutions	0	1,018	0	1,018
Other corporate:
Third party pricing vendor	0	2,911	0	2,911
Total other corporate	0	2,911	0	2,911
Total securities held to maturity	$27,937	$9,647	$10	$37,594

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

The Company uses present value techniques to value non-option based derivatives. It also uses option pricing models to value option based derivatives. Key inputs are as follows:

Item 8. Financial Statements and Supplementary Data

Instrument Type	Level 2	Level 3
Interest rate derivatives	Swap yield curves Basic curves Interest rate volatility (1)	Not applicable
Foreign currency exchange rate derivatives - Non-VIES (forwards, swaps and options)	Foreign currency forward rates Swap yield curves Basis curves Foreign currency spot rates Cross foreign currency basis curves Foreign currency volatility (1)	Not applicable
Foreign currency exchange rate derivatives - VIEs (swaps)	Foreign currency spot rates	Swap yield curves (2) Credit default swap curves (2) Basis curves (2) Recovery rates Foreign currency forward rates (2) Foreign cross currency basis curves (2)
(1) Option-based only
(2) Extrapolation beyond the observable limits of the curve(s).

The fair values of the foreign currency forwards and options are based on observable market inputs, therefore they are classified as Level 2.

The Parent Company has cross-currency swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Their fair values are based on observable market inputs, therefore they are classified as Level 2.

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

Item 8. Financial Statements and Supplementary Data
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

2020
	Fixed Maturity Securities								Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities		Public Utilities		Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$178		$224		$0	$23	$262		$80	$43	$810
Net investment gains (losses) included in earnings	0		(1)		0	0	0		16	(139)	(124)
Unrealized gains (losses) included in other comprehensive income (loss)	9		19		0	0	12		0	(2)	38
Purchases, issuances, sales and settlements:
Purchases	30		174		48	1	39		14	0	306
Issuances	0		0		0	0	0		0	0	0
Sales	0		0		0	0	0		(6)	0	(6)
Settlements	(2)		(9)		0	0	(1)		0	0	(12)
Transfers into Level 3	9	(2)	15	(3)	0	0	2		0	0	26
Transfers out of Level 3	0		0		0	0	(15)	(3)	(2)	0	(17)
Balance, end of period	$224		$422		$48	$24	$299		$102	$(98)	$1,021
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0		$0		$0	$0	$0		$0	$(139)	$(139)
(1) Derivative assets and liabilities are presented net
(2) Transfer due to reclassification of level 3 securities from HTM to AFS
(3) Transfer due to sector classification change

Item 8. Financial Statements and Supplementary Data

2019
	Fixed Maturity Securities						Equity Securities	Derivatives(1)
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$177	$109		$23	$213		$46	$80	$648
Net investment gains (losses) included in earnings	0	0		0	(1)		0	(33)	(34)
Unrealized gains (losses) included in other comprehensive income (loss)	1	6		1	8		0	(4)	12
Purchases, issuances, sales and settlements:
Purchases	0	48		0	165		34	0	247
Issuances	0	0		0	0		0	0	0
Sales	0	(24)		0	(17)		0	0	(41)
Settlements	0	(6)		0	0		0	0	(6)
Transfers into Level 3	0	116	(2)	0	26	(2)	0	0	142
Transfers out of Level 3	0	(25)	(2)	(1)	(132)	(2),(3)	0	0	(158)
Balance, end of period	$178	$224		$23	$262		$80	$43	$810
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0		$0	$0		$0	$(33)	$(33)
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

2020
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$224	Consensus pricing	Offered quotes	N/A			(a)
Public utilities	422	Discounted cash flow	Credit spreads	N/A			(a)
Sovereign and supranational	48	Discounted cash flow	Historical volatility	N/A			(a)
Banks/financial institutions	24	Consensus pricing	Offered quotes	N/A			(a)
Other corporate	299	Discounted cash flow	Credit spreads	N/A			(a)
Equity securities	102	Net asset value	Offered quotes	N/A			(a)
Other assets:
Foreign currency swaps	69	Discounted cash flow	Interest rates (USD)	.93%	-	1.40%	(b)
			Interest rates (JPY)	.05%	-	.43%	(c)
			CDS spreads	22 bps	-	128 bps
	64	Discounted cash flow	Interest rates (USD)	.93%	-	1.40%	(b)
			Interest rates (JPY)	.05%	-	.43%	(c)
Total assets	$1,252
Liabilities:
Other liabilities:
Foreign currency swaps	$160	Discounted cash flow	Interest rates (USD)	.93%	-	1.12%	(b)
			Interest rates (JPY)	.05%	-	.35%	(c)
			CDS spreads	41 bps	-	140 bps
	71	Discounted cash flow	Interest rates (USD)	.93%	-	1.12%	(b)
			Interest rates (JPY)	.05%	-	.35%	(c)
Total liabilities	$231
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

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.2 billion in 2020, compared with $1.5 billion in both 2019 and 2018. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2020		2019
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$6,584	$3,544	$6,384	$3,491
Capitalization	665	486	825	626
Amortization	(644)	(570)	(709)	(573)
Foreign currency translation and other	386	(10)	84	0
Balance, end of year	$6,991	$3,450	$6,584	$3,544

Item 8. Financial Statements and Supplementary Data
Commissions deferred as a percentage of total acquisition costs deferred were 77% in 2020, compared with 74% in 2019 and 72% in 2018.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 59% in 2020, compared with 57% in 2019 and 54% in 2018. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2020	2019	2018
Advertising expense:
Aflac Japan	$72	$101	$108
Aflac U.S.	112	118	110
Total advertising expense	$184	$219	$218

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2020	2019	2018
Depreciation expense	$36	$40	$48
Other amortization expense	5	1	1
Total depreciation and other amortization expense	$41	$41	$49

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 85%, 5%, 3% and 7% of total policy liabilities at December 31, 2020, respectively. The Company regularly reviews the adequacy of its policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

	Liability Amounts		Interest Rate Assumptions
(In millions)	2020	2019
Health insurance
Japan	$54,659	$50,941	0.6 - 6.75%
U.S.	8,834	8,646	3.0 - 8.0
Intercompany eliminations (1)	(545)	(532)	2.0
Life insurance
Japan	33,993	30,520	0.6 - 4.5
U.S.	842	760	2.5 - 6.0
Total	$97,783	$90,335
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.1% in 2020, compared with 3.2% in 2019 and 3.3% in 2018; and for U.S. policies, 5.2% in 2020, compared with 5.3% in 2019 and 2018.

Item 8. Financial Statements and Supplementary Data
Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2020	2019	2018
Unpaid supplemental health claims, beginning of period	$3,968	$3,952	$3,884
Less reinsurance recoverables	30	27	30
Net balance, beginning of period	3,938	3,925	3,854
Add claims incurred during the period related to:
Current year	7,179	7,216	7,101
Prior years	(540)	(552)	(563)
Total incurred	6,639	6,664	6,538
Less claims paid during the period on claims incurred during:
Current year	4,488	4,715	4,612
Prior years	1,966	1,965	1,898
Total paid	6,454	6,680	6,510
Effect of foreign exchange rate changes on unpaid claims	128	29	43
Zurich acquisition	99	0	0
Net balance, end of period	4,350	3,938	3,925
Add reinsurance recoverables	39	30	27
Unpaid supplemental health claims, end of period	4,389	3,968	3,952
Unpaid life claims, end of period	798	691	632
Total liability for unpaid policy claims	$5,187	$4,659	$4,584

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $540 million for 2020 comprises approximately $334 million from Japan and $206 million from the U.S., representing approximately 62% and 38% of the total, respectively. Excluding the impact of foreign exchange of a gain of approximately $7 million from December 31, 2019 to December 31, 2020, the favorable claims development in Japan would have been approximately $327 million, representing approximately 61% of the total.

The Company has experienced continued favorable claim trends in 2020 for its core health products in Japan. During the year, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits, and was staying home more. This resulted in lower sickness, accident, and cancer incurred claims. Also, the Company's experience in Japan related to the average length of stay in the hospital for cancer treatment has shown continued decline in the current period. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

For the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates.

The decrease in current year incurred claims in 2020 primarily reflects a decrease in Aflac U.S. claims as a result of reduced accidents, wellness medical visits and routine procedures due to shelter-in-place orders and heightened social distancing due to COVID-19, offset somewhat by COVID-19 claims.

As of December 31, 2020 and 2019, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as premium revenue over the contractual premium payment period. These advanced premiums represented 60% of the December 31, 2020 and 64% of the December 31, 2019 unearned premiums balances.

As of December 31, 2020 and 2019, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums. These annuities represented 97% of other policyholders' funds liability at December 31, 2020 and 2019.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $1.0 billion, as of December 31, 2020, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $1.0 billion and $970 million as of December 31, 2020 and 2019, respectively. The increase in the reinsurance recoverable balance was driven by two aggregating factors: yen strengthening and the growth in reserves related to the business that has been reinsured as the policies age. The spot yen/dollar exchange rate strengthened by approximately 5.9% and ceded reserves increased approximately 8.9% from December 31, 2019 to December 31, 2020.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance for the years ended December 31.

(In millions)	2020	2019	2018
Direct premium income	$18,955	$19,122	$19,018
Ceded to other companies:
Ceded Aflac Japan closed blocks	(466)	(478)	(497)
Other	(87)	(69)	(58)
Assumed from other companies:
Retrocession activities	195	200	208
Other	25	5	6
Net premium income	$18,622	$18,780	$18,677

Direct benefits and claims	$12,080	$12,237	$12,293
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(419)	(433)	(450)
Eliminations	39	41	43
Other	(63)	(57)	(44)
Assumed from other companies:
Retrocession activities	180	194	209
Eliminations	(39)	(41)	(53)
Other	18	1	2
Benefits and claims, net	$11,796	$11,942	$12,000

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of December 31, 2020. This reinsurance facility agreement was renewed in 2020 and is effective until December 31, 2021. There are also additional commitment periods of a one-year duration each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2020, the Company had not executed a reinsurance treaty under this committed reinsurance facility.

Item 8. Financial Statements and Supplementary Data
9. NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2020	2019
4.00% senior notes paid January 2020	$0	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	747	747
3.25% senior notes due March 2025	448	448
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	990	0
6.90% senior notes due December 2039	221	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	119	0
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	578	545
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	121	114
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	127	0
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	282	266
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	90	84
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	198	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	146	138
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	94	88
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	101	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	85	81
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	61	57
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	575	543
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	289	272
Yen-denominated loans:
Variable interest rate loan due September 2026 (.43% in 2020 and .42% in 2019, principal amount ¥5.0 billion)	48	45
Variable interest rate loan due September 2029 (.58% in 2020 and .57% in 2019, principal amount ¥25.0 billion)	240	227
Finance lease obligations payable through 2027	11	12
Operating lease obligations payable through 2049	143	149
Total notes payable and lease obligations	$7,899	$6,569
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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data
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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2020, are as follows:

(In millions)	Total Notes Payable
2021	$0
2022	0
2023	700
2024	750
2025	570
Thereafter	5,784
Total	$7,804

The following table presents the contractual maturities and present value of lease liabilities as of December 31, 2020.

(In millions)	Operating Leases	Finance Leases	Total
2021	$52	$4	$56
2022	40	3	43
2023	11	2	13
2024	11	1	12
2025	10	1	11
Thereafter	28	0	28
Total lease payments	$152	$11	$163
Less: Interest	9	0	9
Present value of lease liabilities	$143	$11	$154

The following table presents the weighted average remaining lease term and weighted average discount rate for lease liabilities as of December 31.

	2020	2019
Weighted average remaining lease term (years):
Operating leases	6.7	6.8
Finance leases	3.5	3.7

Weighted average discount rate:
Operating leases	2.0%	2.1%
Finance leases	1.5%	1.5%

Operating lease costs, included in insurance expenses in the consolidated statements of earnings, were $56 million, $54 million and $73 million for the years ended December 31, 2020, 2019 and 2018, respectively. Operating cash outflows for operating leases were $54 million and $52 million for the years ended December 31, 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data
A summary of the Company's lines of credit as of December 31, 2020 follows:

Borrower	Type	Original Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 17, 2021	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) LIBOR adjusted for certain costs or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2021	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2021	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 25, 2021	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 7, 2021	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 20, 2021	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 20, 2021	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
AGV Management Services Japan K.K.(1)	uncommitted revolving	364 days	May 1, 2021	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 1, 2021	None	General corporate purposes
(1) Intercompany credit agreement

Item 8. Financial Statements and Supplementary Data
The Parent Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2020. No events of default or defaults occurred during 2020 and 2019.

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2020:
Current	$822	$(28)	$794
Deferred	(28)	(1,385)	(1,413)
Total income tax expense	$794	$(1,413)	$(619)
2019:
Current	$737	$69	$806
Deferred	183	152	335
Total income tax expense	$920	$221	$1,141
2018:
Current	$771	$608	$1,379
Deferred	93	(409)	(316)
Total income tax expense	$864	$199	$1,063

The Japan income tax rate for the fiscal years 2018, 2019 and 2020 was 28.0%.

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
In March 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company was required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended March 31, 2020. For the year ended December 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements.

In September 2020, the U.S. Treasury and Internal Revenue Service issued Final and Proposed Regulations which address, among other items, the allocation of insurance expenses in the calculation of the foreign tax credit limitation. These regulations clarify how insurance related expenses are allocated and apportioned for this purpose. The Company had previously established valuation allowances on deferred foreign tax credits due to the uncertainty that previously existed. Under the guidance of these regulations, the Company recognized a one-time income tax benefit of $1.4 billion due to the release of these valuation allowances which were predominantly established on the Company’s deferred foreign tax credit benefits. The Company has determined that this will also reduce its effective tax rate in future periods, subject to any future changes in U.S. tax policy.

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% in 2020, 2019 and 2018 to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2020	2019	2018
Income taxes based on U.S. statutory rates	$873	$933	$836
Foreign rate differential	0	229	220
Valuation allowance release	(1,411)	0	0
Other, net	(81)	(21)	7
Income tax expense	$(619)	$1,141	$1,063

Item 8. Financial Statements and Supplementary Data
Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2020	2019	2018
Statements of earnings	$(619)	$1,141	$1,063
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	(3)	27	10
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	223	1,532	(787)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	33	5	(12)
Unrealized gains (losses) on derivatives during period	0	(3)	0
Pension liability adjustment during period	(2)	(18)	(8)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	251	1,543	(797)
Total income taxes	$(368)	$2,684	$266

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2020	2019
Deferred income tax liabilities:
Deferred policy acquisition costs	$3,663	$3,492
Unrealized gains and other basis differences on investments	5,227	4,485
Foreign currency gain on Aflac Japan	70	0
Premiums receivable	112	152
Policy benefit reserves	3,834	3,442
Total deferred income tax liabilities	12,906	11,571
Deferred income tax assets:
Unfunded retirement benefits	9	8
Other accrued expenses	37	36
Policy and contract claims	868	781
Foreign currency loss on Aflac Japan	0	16
Deferred compensation	137	162
Capital loss carryforwards	12	34
Depreciation	202	164
Anticipatory foreign tax credit	5,972	5,487
Deferred foreign tax credit	647	605
Other	326	204
Total deferred income tax assets before valuation allowance	8,210	7,497
Valuation allowance	0	(1,340)
Total deferred income tax assets after valuation allowance	8,210	6,157
Net deferred income tax liability	4,696	5,414
Current income tax (asset) liability	(35)	(44)
Total income tax liability	$4,661	$5,370

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. The Company has determined no valuation allowance against its anticipatory foreign tax credits is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan deferred tax liabilities in the future. The release of the valuation allowance on the anticipatory foreign tax credit is due to the regulations addressing the allocation of insurance expenses in the calculation of the foreign tax credit released September 29, 2020. The Company has also determined no valuation allowance against its deferred foreign tax credits is

Item 8. Financial Statements and Supplementary Data
necessary. Deferred foreign tax credits are foreign tax credits generated in the current tax year by the Japanese life company, but are unable to be utilized until 2021 due to Japan's current tax year not closing until March 31, 2021. The release of the valuation allowance on the deferred foreign tax credit is also due to the foreign tax credit regulations released September 29, 2020. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that, notwithstanding the items noted above, it is more likely than not that all other deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2020, there were non-life operating loss carryforwards of $298 million available to offset against future taxable income, all of which do not expire. The Company has capital loss carryforwards of $55 million available to offset capital gains, all of which expire in 2025. The Company has foreign tax credit carryforwards of $22 million available to offset against future excess foreign taxes paid, all of which expire in 2031.

The Company files federal income tax returns in the U.S. and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. The Company is currently under audit by the IRS for the 2013-2018 amended federal income tax returns. There are currently no other open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2016 are no longer subject to examination. Japan corporate income tax returns for years before 2016 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2020	2019
Balance, beginning of year	$17	$15
Additions for tax positions of prior years	2	2
Balance, end of year	$19	$17

Included in the balance of the liability for unrecognized tax benefits at December 31, 2020, are $15 million of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $15 million at December 31, 2019. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $4 million as of December 31, 2020, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $1 million in interest and penalties in 2020, compared with $1 million in 2019 and $1 million in 2018. The Company has accrued approximately $3 million for the payment of interest and penalties as of December 31, 2020, compared with $2 million at December 31, 2019.

As of December 31, 2020, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.    SHAREHOLDERS' EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

Item 8. Financial Statements and Supplementary Data

(In thousands of shares)	2020	2019	2018
Common stock - issued:
Balance, beginning of period	1,349,309	1,347,540	1,345,762
Exercise of stock options and issuance of restricted shares	1,709	1,769	1,778
Balance, end of period	1,351,018	1,349,309	1,347,540
Treasury stock:
Balance, beginning of period	622,516	592,254	564,852
Purchases of treasury stock:
Share repurchase program	37,899	31,994	28,949
Other	542	592	392
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(2,021)	(1,610)	(1,306)
Exercise of stock options	(121)	(418)	(519)
Other	(251)	(296)	(114)
Balance, end of period	658,564	622,516	592,254
Shares outstanding, end of period	692,454	726,793	755,286

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS at December 31:

(In thousands)	2020	2019	2018
Anti-dilutive share-based awards	687	6	44

The weighted-average shares used in calculating EPS for the years ended December 31 were as follows:

(In thousands of shares)	2020	2019	2018
Weighted-average outstanding shares used for calculating basic EPS	713,702	742,414	769,588
Dilutive effect of share-based awards	2,490	4,016	5,062
Weighted-average outstanding shares used for calculating diluted EPS	716,192	746,430	774,650

Share Repurchase Program: During 2020, the Company repurchased 37.9 million shares of its common stock in the open market for $1.5 billion. The Company repurchased 32.0 million shares for $1.6 billion in 2019 and 28.9 million shares for $1.3 billion in 2018. In August 2020, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2020, a remaining balance of 99.2 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

Item 8. Financial Statements and Supplementary Data
Changes in Accumulated Other Comprehensive Income

2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	514	839	(1)	(30)	1,322
Amounts reclassified from accumulated other comprehensive income (loss)	0	126	0	23	149
Net current-period other comprehensive income (loss)	514	965	(1)	(7)	1,471
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
All amounts in the table above are net of tax.

2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2018	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	224	4,327	(9)	(76)	4,466
Amounts reclassified from accumulated other comprehensive income (loss)	0	(13)	0	11	(2)
Net current-period other comprehensive income (loss)	224	4,314	(9)	(65)	4,464
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
All amounts in the table above are net of tax.

Item 8. Financial Statements and Supplementary Data

2018
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2017	$(1,750)	$5,964	$(23)	$(163)	$4,028
Cumulative effect of change in accounting principle - ASU 2016-01	0	(148)	0	0	(148)
Cumulative effect of change in accounting principle - ASU 2018-02	(325)	734	(3)	(32)	374
Balance at January 1, 2018	$(2,075)	$6,550	$(26)	$(195)	$4,254
Other comprehensive income (loss) before reclassification	228	(2,350)	2	(30)	(2,150)
Amounts reclassified from accumulated other comprehensive income (loss)	0	34	0	13	47
Net current-period other comprehensive income (loss)	228	(2,316)	2	(17)	(2,103)
Balance at December 31, 2018	$(1,847)	$4,234	$(24)	$(212)	$2,151
All amounts in the table above are net of tax.
For the year ended December 31, 2018, see Note 1 for discussion of the amounts reclassified between AOCI and retained earnings upon the adoption of new accounting pronouncements.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2020
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(159)	Net investment gains (losses)
	33	Tax (expense) or benefit(1)
	$(126)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(32)	Acquisition and operating expenses(2)
Prior service (cost) credit	3	Acquisition and operating expenses(2)
	6	Tax (expense) or benefit(1)
	$(23)	Net of tax
Total reclassifications for the period	$(149)	Net of tax
(1) Based on 21% tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

Item 8. Financial Statements and Supplementary Data

(In millions)	2019
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$18	Net investment gains (losses)
	(5)	Tax (expense) or benefit(1)
	$13	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(15)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	4	Tax (expense) or benefit(1)
	$(11)	Net of tax
Total reclassifications for the period	$2	Net of tax
(1) Based on 26% blended tax rate
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

(In millions)	2018
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(46)	Net investment gains (losses)
	12	Tax (expense) or benefit(1)
	$(34)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(18)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	5	Tax (expense) or benefit(1)
	$(13)	Net of tax
Total reclassifications for the period	$(47)	Net of tax
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

As of December 31, 2020, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.
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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of December 31, 2020, approximately 38.0 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally

Item 8. Financial Statements and Supplementary Data
occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2020, the only performance-based awards issued and outstanding were restricted stock awards and units.

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
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2020	2019	2018
Impact on earnings from continuing operations	$61	$59	$57
Impact on earnings before income taxes	61	59	57
Impact on net earnings	48	46	45
Impact on net earnings per share:
Basic	$.07	$.06	$.06
Diluted	.07	.06	.06

Stock Options

The following table summarizes stock option activity under the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2017	7,304	$28.03
Granted in 2018	67	44.59
Canceled in 2018	(167)	32.11
Exercised in 2018	(1,874)	26.78
Outstanding at December 31, 2018	5,330	28.54
Granted in 2019	0	0.00
Canceled in 2019	(40)	27.28
Exercised in 2019	(1,584)	25.97
Outstanding at December 31, 2019	3,706	29.65
Granted in 2020	59	35.75
Canceled in 2020	(82)	26.31
Exercised in 2020	(638)	27.82
Outstanding at December 31, 2020	3,045	$30.25

(In thousands of shares)	2020	2019	2018
Shares exercisable, end of year	2,986	3,553	3,917

Item 8. Financial Statements and Supplementary Data

The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. The weighted-average fair value of options at their grant date was $6.33 in 2020 and $8.81 in 2018. There were no options granted in 2019. The following table presents the assumptions used in valuing options granted during the years ended December 31.

	2020	2019	2018
Expected term (years)	6.0	7.0	7.0
Expected volatility	24.4%	18.0%	22.0%
Annual forfeiture rate	3.9	3.9	3.6
Risk-free interest rate	2.0	2.9	2.5
Dividend yield	3.3	2.2	2.4

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$0.00	-	$24.75	633	1.6	$23.73	633	$23.73
24.75	-	28.97	640	3.6	28.84	640	28.84
28.97	-	31.21	902	3.7	30.77	902	30.77
31.21	-	36.21	721	5.7	34.42	662	34.30
36.21	-	44.59	149	6.8	40.57	149	40.57
$0.00	-	$44.59	3,045	3.9	$30.25	2,986	$30.14

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $44.47 as of December 31, 2020, for those awards that have an exercise price currently below the closing price. As of December 31, 2020, the aggregate intrinsic value of stock options outstanding was $43 million, with a weighted-average remaining term of 3.9 years. The total number of in-the-money stock options exercisable as of December 31, 2020, was 3.0 million shares. The aggregate intrinsic value of stock options exercisable at that same date was $43 million, with a weighted-average remaining term of 3.8 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2020	2019	2018
Total intrinsic value of options exercised	$11	$38	$34
Cash received from options exercised	18	40	48
Tax benefit realized as a result of options exercised and restricted stock releases	18	34	25

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

Item 8. Financial Statements and Supplementary Data
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

The Company also granted selected executive officers performance-based restricted stock units (PSUs) throughout the year whose vesting is contingent upon meeting various performance goals. PSUs are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In November 2020, the Company granted 9 thousand performance-based stock units, which are contingent on the achievement of certain Company determined metrics. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance may result in the ultimate award of 0% to 200% percent of the initial number of PSUs issued, with the potential for no award if the Company determined metrics are not achieved during the three-year period. PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Key assumptions used to value PBRS granted during 2020 follows:

(In millions)	2020
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	16.13%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	1.42%
Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2017	3,634	$32.40
Granted in 2018	1,121	44.27
Canceled in 2018	(105)	34.39
Vested in 2018	(1,243)	31.64
Restricted stock at December 31, 2018	3,407	36.52
Granted in 2019 (1)	1,070	49.68
Canceled in 2019 (1)	(39)	41.60
Vested in 2019 (1)	(1,723)	32.50
Restricted stock at December 31, 2019 (1)	2,715	43.74
Granted in 2020	1,544	45.88
Canceled in 2020	(119)	49.27
Vested in 2020	(1,560)	35.23
Restricted stock at December 31, 2020	2,580	$48.57
(1) This balance has been adjusted to include dividends

Item 8. Financial Statements and Supplementary Data
As of December 31, 2020, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $36 million, of which $15 million (1.1 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.6 years. There are no other contractual terms covering restricted stock awards once vested.

13. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premium income is recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $9.0 billion at December 31, 2020, compared with $7.8 billion at December 31, 2019.

Aflac, CAIC and TOIC report statutory financial statements that are prepared on the basis of accounting practices prescribed or permitted by the Nebraska Department of Insurance (NDOI). The NDOI recognizes statutory accounting principles and practices prescribed or permitted by the state of Nebraska for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under Nebraska insurance law.

Aflac New York reports statutory financial statements that are prepared on the basis of accounting practices prescribed or permitted by the New York State Department of Financial Services (NYDFS). The NYDFS recognizes statutory accounting principles and practices prescribed or permitted by the state of New York for determining and reporting the financial condition and results of operations of an insurance company, and for determining a company's solvency under New York insurance law.

Statutory Accounting Principles (SAP) as detailed by the National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual has been adopted by both the state of Nebraska and the state of New York as a component of those prescribed or permitted practices. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Additionally, the Director of the NDOI and the Superintendent of the NYDFS each have the right to permit other specific practices which deviate from prescribed practices. Aflac, CAIC, TOIC and Aflac New York had no permitted practices as of December 31, 2020 and 2019.

The table below represents statutory capital and surplus based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2020	2019
Aflac	$2,088	$2,122
CAIC	271	128
TOIC	61	12
Aflac New York	352	320

As of December 31, 2020, the capital and surplus for each of the Company's U.S. life insurance subsidiaries exceeded the required company action level capital and surplus.

Item 8. Financial Statements and Supplementary Data
The table below represents net income (loss) based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2020	2019	2018
Aflac	$872	$864	$1,331
CAIC	1	(16)	6
TOIC	(24)	(2)	0
Aflac New York	75	75	67

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of the Company's insurance subsidiary. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiaries may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. The company's U.S. life insurance entities must maintain adequate RBC for U.S. regulatory authorities, and Aflac Japan must maintain adequate solvency margins for Japanese regulatory authorities.

The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In 2020, Aflac declared dividends of $853 million. Dividends declared by Aflac during 2021 in excess of $872 million would require such approval. CAIC and TOIC did not declare dividends during 2020.

From time to time, Aflac New York pays dividends to Aflac, the parent company of Aflac New York. Aflac New York may not pay dividends to Aflac without the prior approval of the NYDFS. Aflac New York declared dividends of $30 million in 2020, which were authorized by the NYDFS.

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

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2020	2019	2018	2020	2019	2018
Profit remittances	$1,215	$2,070	$808	¥129.8	¥225.2	¥89.7

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

Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2020	2019	2020	2019	2020		2019
Projected benefit obligation:
Benefit obligation, beginning of year	$436	$396	$1,058	$875	$39		$37
Service cost	24	22	29	23	0		0
Interest cost	5	7	34	20	1		1
Actuarial (gain) loss	(6)	17	106	163	6		4
Benefits and expenses paid	(12)	(11)	(23)	(23)	(4)		(3)
Effect of foreign exchange rate changes	26	5	0	0	0		0
Benefit obligation, end of year	473	436	1,204	1,058	42		39

Plan assets:
Fair value of plan assets, beginning of year	344	289	644	465	0		0
Actual return on plan assets	21	24	96	98	0		0
Employer contributions	41	38	107	104	4		3
Benefits and expenses paid	(12)	(11)	(23)	(23)	(4)		(3)
Effect of foreign exchange rate changes	22	4	0	0	0		0
Fair value of plan assets, end of year	416	344	824	644	0		0
Funded status of the plans(1)	$(57)	$(92)	$(380)	$(414)	$(42)		$(39)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$74	$92	$278	$259	$15		$12
Prior service (credit) cost	(1)	(2)	(2)	(4)	0		0
Total included in accumulated other comprehensive income	$73	$90	$276	$255	$15		$12
Accumulated benefit obligation	$425	$390	$1,017	$886	N/A	(2)	N/A	(2)
(1) Recognized in other liabilities in the consolidated balance sheets
(2) Not applicable

Item 8. Financial Statements and Supplementary Data
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan		U.S.
(In millions)	2020	2019	2020	2019
Accumulated benefit obligation	$425	$390	$1,017	$886
Fair value of plan assets	416	344	824	644
Information for Pension Plans with a Projected Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan (1)		U.S.(2)
(In millions)	2020	2019	2020	2019
Projected benefit obligation	$473	$436	$1,204	$1,058
Fair value of plan assets	416	344	824	644
(1) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) Japan pension plan was $57 and $92 at December 31, 2020 and 2019, respectively, and was classified as liabilities on the statement of financial position.
(2) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) U.S. pension plan was $380 and $414 at December 31, 2020 and 2019, respectively, and was classified as liabilities on the statement of financial position.

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the note on “Obligations and Funded Status” because all the other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits												Other
	Japan						U.S.						Postretirement Benefits
	2020		2019		2018		2020		2019		2018		2020		2019		2018
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	.75%		1.25%		1.25%		3.25%		4.25%		3.75%		3.25%		4.25%		3.75%
Discount rate - benefit obligations	.75		.75		1.25		2.68		3.25		4.25		2.68		3.25		4.25
Expected long-term return on plan assets	2.00		2.00		2.00		6.00		6.25		6.50		N/A	(1)	N/A	(1)	N/A	(1)
Rate of compensation increase	N/A	(1)	N/A	(1)	N/A	(1)	4.00		4.00		4.00		N/A	(1)	N/A	(1)	N/A	(1)
Health care cost trend rates	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	N/A	(1)	6.30	(2)	7.50	(2)	7.40	(2)
(1) Not applicable
(2)For the years 2020, 2019 and 2018, the health care cost trend rates are expected to trend down to 3.7% in 53 years, 3.8% in 54 years, and 4.1% in 61 years, respectively.

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

Item 8. Financial Statements and Supplementary Data
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $30 million, $8 million and $25 million of other components of net periodic pension cost and postretirement costs (other than services costs) for the years ended December 31, 2020, 2019 and 2018, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$24	$22	$19	$29	$23	$27	$0	$0	$0
Interest cost	5	7	7	34	20	31	1	1	1
Expected return on plan assets	(7)	(6)	(6)	(35)	(29)	(26)	0	0	0
Amortization of net actuarial loss	4	4	1	26	10	16	2	1	1
Amortization of prior service cost	(1)	0	0	(2)	0	0	0	0	0
Net periodic (benefit) cost	$25	$27	$21	$52	$24	$48	$3	$2	$2

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net actuarial loss (gain)	$(14)	$1	$52	$45	$95	$(13)	$5	$4	$4
Amortization of net actuarial loss	(4)	(4)	(1)	(26)	(10)	(16)	(2)	(1)	(1)
Amortization of prior service cost	1	0	0	2	0	0	0	0	0
Total	$(17)	$(3)	$51	$21	$85	$(29)	$3	$3	$3

No transition obligations arose during 2020.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2021	$13	$30	$6
2022	17	31	5
2023	15	32	5
2024	16	34	5
2025	18	35	4
2026-2030	87	223	13

Funding

The Company plans to make contributions of $37 million to the Japanese funded defined benefit plan in 2021. The Company does not plan to make any contributions to the U.S. funded defined benefit plan in 2021. The Company funded contributions of $100 million to the U.S. funded defined benefit plan in 2020. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2020 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	5%	40%
International equities	21	20
Fixed income securities	65	40
Other	9	0
Total	100%	100%

The U.S. Pension Plan had $169 million in cash at December 31, 2020. The plan fiduciaries authorized investing contributions made to the Plan in 2019 and 2020 on a graduated basis over a period of time.

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2020	2019
Japan pension plan assets:
Equities:
Japanese equity securities	$20	$17
International equity securities	88	67
Fixed income securities:
Japanese bonds	23	20
International bonds	249	207
Insurance contracts	36	33
Total	$416	$344
The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

Item 8. Financial Statements and Supplementary Data

(In millions)	2020	2019
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$234	$179
Mid cap equity funds	24	22
Real estate equity funds	19	16
International equity funds	136	112
Fixed income bond funds	237	209
Aflac Incorporated common stock	5	6
Cash and cash equivalents	169	100
Total	$824	$644

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
401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and provides for matching contributions which, starting January 1, 2018, the Company increased to 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation as a result of tax reform. The Company also provides a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who opted out of the future benefits of the U.S. defined benefit plan and for new U.S. employees. Effective January 1, 2021, the Company increased this nonelective contribution to 4% of annual compensation.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $20 million in 2020 and $18 million in both 2019 and 2018. The plan trustee held approximately 2.5 million shares of the Company's common stock for plan participants at December 31, 2020.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $24 million in 2020 and $31 million in both 2019 and 2018.

Voluntary Separation Program

In September 2020, the Company announced a voluntary separation program for certain U.S. employees. The program provides eligible employees with a severance package, including twelve months of salary, the employee's targeted bonus payout for 2020 and one year of Consolidated Omnibus Budget Reconciliation Act (COBRA) or retiree medical, if eligible. Employees accepted into this program were notified in October 2020 and most transitions were completed by December 31, 2020, with a small number continuing into the first quarter of 2021. The Company recorded a one-time severance charge of $43 million in the fourth quarter of 2020 related to the program.
15. COMMITMENTS AND CONTINGENT LIABILITIES
The Company has two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of ¥17.5 billion ($169 million using the December 31, 2020, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of ¥4.6 billion ($45 million using the December 31, 2020, exchange rate).

Item 8. Financial Statements and Supplementary Data

The Company has one outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for its Japanese operation. The agreement has a remaining term of one year with an aggregate remaining cost of ¥3.3 billion ($32 million using the December 31, 2020, exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for its Japanese operation. The first agreement has a remaining term of two years with an aggregate remaining cost of ¥3.0 billion ($29 million using the December 31, 2020, exchange rate). The second agreement has a remaining term of five years with an aggregate remaining cost of ¥13.7 billion ($133 million using the December 31, 2020, exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by December 31, 2020. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits. Other guaranty fund assessments for the years ended December 31, 2020, 2019, and 2018 were immaterial.

16. UNAUDITED CONSOLIDATED QUARTERLY FINANCIAL DATA

In management's opinion, the following quarterly financial information fairly presents the results of operations for such periods and is prepared on a basis consistent with the Company's annual audited financial statements.

Item 8. Financial Statements and Supplementary Data

(In millions, except for per-share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net premium income	$4,681	$4,664	$4,623	$4,653
Net investment income	904	870	896	968
Net investment gains (losses)	(463)	(170)	108	256
Other income (loss)	40	43	38	36
Total revenues	5,162	5,407	5,665	5,913
Total benefits and expenses	4,442	4,337	4,512	4,697
Earnings before income taxes	720	1,070	1,153	1,216
Total income tax	154	265	(1,303)	265
Net earnings	$566	$805	$2,456	$951
Net earnings per basic share	$.78	$1.12	$3.45	$1.36
Net earnings per diluted share	.78	1.12	3.44	1.35
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

(In millions, except for per-share amounts)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net premium income	$4,691	$4,681	$4,736	$4,671
Net investment income	878	878	936	886
Net investment gains (losses)	71	(66)	(153)	12
Other income (loss)	17	18	17	34
Total revenues	5,657	5,511	5,536	5,603
Total benefits and expenses	4,415	4,402	4,500	4,545
Earnings before income taxes	1,242	1,109	1,036	1,058
Total income tax	314	292	259	276
Net earnings	$928	$817	$777	$782
Net earnings per basic share	$1.23	$1.10	$1.05	$1.07
Net earnings per diluted share	1.23	1.09	1.04	1.06
Quarterly amounts may not agree in total to the corresponding annual amounts due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2020 and 2019.

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
(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 18, 2021, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Information about the Company's Executive Officers -see Part I, Item 1 herein	1. Election of Directors; Delinquent Section 16(a) Reports; Audit and Risk Committee; Audit and Risk Committee Report; Director Nominating Process; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION	Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2020 Summary Compensation Table; 2020 Grants of Plan-Based Awards; 2020 Outstanding Equity Awards at Fiscal Year-End; 2020 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Principal Shareholders; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		83
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2020		87
		Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2020		88
		Consolidated Balance Sheets as of December 31, 2020 and 2019		89
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2020		90
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020		92
		Notes to the Consolidated Financial Statements		93
		Unaudited Consolidated Quarterly Financial Data		177

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2020 and 2019, and for each of the years in the three-year period ended December 31, 2020	192
		Schedule III -	Supplementary Insurance Information as of December 31, 2020 and 2019, and for each of the years in the three-year period ended December 31, 2020	198
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2020	199

	3.	EXHIBIT INDEX

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

In reviewing the agreements included as exhibits to this annual report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary
ITEM 16. FORM 10-K SUMMARY
Not applicable

Glossary of Selected Terms

Throughout this Annual Report on Form 10-K, the Company may use certain performance metrics and other terms which are defined below.

Adjusted Net Investment Income - Net Investment Income adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity and ii) net interest cash flows from foreign currency and interest rate derivatives associated with certain investment strategies, which are reclassified from net investment gains and (losses) to net investment income. The Company considers adjusted net investment income important because it provides a more comprehensive understanding of the costs and income associated with the Company's investments and related hedging strategies. The metric is used in segment reporting as a component of segment profitability.

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

Pretax Adjusted Earnings – Earnings as adjusted earnings before the application of income taxes. This measure is used in the Company's segment reporting.

Pretax Adjusted Profit Margin – Adjusted earnings divided by adjusted revenues, before taxes are applied. This measure is used in the Company's segment reporting.

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

Total Return to Shareholders – Appreciation of a shareholder’s investment over a period of time, including reinvested cash dividends paid during that time.

Weighted-Average Foreign Currency Exchange Rate –Japan segment operating earnings for the period (excluding hedge costs) in yen divided by Japan segment operating earnings for the period (excluding hedge costs) in dollars. Management uses this metric to evaluate and determine consolidated results on foreign currency effective basis.

Defined Terms

Throughout this Annual Report on Form 10-K, the Company may use abbreviations, acronyms and defined terms which are defined below.

ACA	Affordable Care Act
AFS	Available-for-Sale
ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
APPI	Act on the Protection of Personal Information
ASC	Accounting Standards Codification
ASOP	Actuarial Standards of Practice
ASU	Accounting Standards Update
BoJ	Bank of Japan
CAA	The Consolidated Appropriations Act
CARES	Coronavirus, Aid, Relief, and Economic Security
CDSs	Credit Default Swaps
CFTC	Commodity Futures Trading Commission
CMLs	Commercial Mortgage Loans
COBRA	Consolidated Omnibus Budget Reconciliation Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CSAs	Credit Support Annexes
DAC	Deferred Policy Acquisition Costs
DTL	Deferred Tax Liability
Dodd-Frank	Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DSCR	Debt Service Coverage Ratios
DTA	Deferred Tax Asset
ECB	European Central Bank
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FIO	Federal Insurance Office
FSA	Japanese Financial Services Agency
GCC	Group Capital Calculation
GLBA	Gramm-Leach-Bliley Act of 1999
HIPAA	Health Insurance Portability and Accountability Act of 1996
HTM	Held-to-Maturity
ICS	Insurance Capital Standard
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
ISOs	Incentive Stock Options
Japan Post Group	Japan Post Holdings Co., Ltd., JPC and JPI, collectively
Japan Post Holdings	Japan Post Holdings Co., Ltd.
JGB	Japan Government Bond
JPC	Japan Post Co. Ltd
JPI	Japan Post Insurance Co., Ltd.
LDP	Liberal Democratic Party
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation

LGD	Loss-Given-Default
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMLs	Middle Market Loans
MOF	Ministry of Finance
NAIC	National Association of Insurance Commissioners
NDOI	Nebraska Department of Insurance
NOL	Net Operating Loss
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSOs	Non-qualifying Stock Options
NRSROs	Nationally Recognized Statistical Rating Organizations
NYDFS	New York Department of Financial Services
OIS	Overnight Index Swap
ORSA	Own Risk and Solvency Assessment
OTC	Over-the-Counter
OTTI	Other-than-temporary Impairment
PCAOB	Public Company Accounting Oversight Board
PCD Financial Assets	Purchased Credit-Deteriorated Financial Assets
PCI Financial Assets	Purchased Credit-Impaired Financial Assets
PD	Probability-of-Default
PPP	Paycheck Protection Program
PRM	Policy Reserve Matching
PSUs	Performance-based restricted stock units
RBC	Risk-Based Capital
ROE	Return on Equity
S&P 500	Standard & Poor's 500 Index
S&P Life and Health	Standard & Poor's Life and Health Insurance Index
SAB 118	Staff Accounting Bulletin 118
SAP	Statutory Accounting Principles
SCDOI	South Carolina Department of Insurance
SEC	Securities and Exchange Commission
SIFMA	Securities Industry and Financial Markets Association
Singapore Life	Singapore Life Pte. Ltd.
SMI	Solvency Modernization Initiative
SMR	Solvency Margin Ratio
SOFR	Secured Overnight Financing Rate
TAC	Total Adjusted Capital
Tax Act	Tax Cuts and Jobs Act
TDRs	Troubled Debt Restructurings
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TREs	Transitional Real Estate Loans
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
UST	Treasury Obligations of the U.S. Government
VIEs	Variable Interest Entities

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated April 6, 2020, Exhibit 3.1.
	4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
	4.1	-	Description of common stock securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference from 2019 Form 10-K, Exhibit 4.1.
	4.2	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1.
	4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1.
	4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1.
	4.5	-	Sixth Supplemental Indenture, dated as of February 10, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.00% Senior Note due 2022) - incorporated by reference from Form 8-K dated February 8, 2012, Exhibit 4.2.
	4.6	-	Eighth Supplemental Indenture, dated as of June 10, 2013, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2023) - incorporated by reference from Form 8-K dated June 10, 2013, Exhibit 4.1.
	4.7	-	Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 4, 2014, Exhibit 4.1.
	4.8	-	Eleventh Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.25% Senior Note due 2025) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.2.
	4.9	-	Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1.
	4.10	-	Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2.
	4.11	-	Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1.
	4.12	-	Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1.
	4.13	-	Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2.
	4.14	-	Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3.
	4.15	-	Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1.
	4.16	-	Nineteenth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.500% Senior Note due 2029) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.1.

4.17	-	Twentieth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.843% Senior Note due 2031) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.2.
4.18	-	Twenty-First Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.934% Senior Note due 2034) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.3.
4.19	-	Twenty-Second Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.122% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.4.
4.20	-	Twenty-Third Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.300% Senior Note due 2025) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.1.
4.21	-	Twenty-Fourth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.550% Senior Note due 2030) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.2.
4.22	-	Twenty-Fifth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.750% Senior Note due 2032) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.3.
4.23	-	Twenty-Sixth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.830% Senior Note due 2035) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.4.
4.24	-	Twenty-Seventh Supplemental Indenture, dated as of April 1, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.600% Senior Note due 2030) – incorporated by reference from Form 8-K dated April 1, 2020, Exhibit 4.1.
4.25	-	Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1.
4.26	-	Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1.
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2.
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1.
10.2*	-	Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2.
10.3*	-	Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3.
10.4*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5.
10.5*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3.
10.6*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4.
10.7*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.5.
10.8*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.8.
10.9*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for March 31, 2017, Exhibit 10.9.

10.10*	-	Third Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from 2018 Form 10-K, Exhibit 10.10.
10.11*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from 2019 Form 10-K, Exhibit 10.11.
10.12*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for June 30, 2020, Exhibit 10.1.
10.13*	-	Aflac Incorporated 2013 Management Incentive Plan – incorporated by reference from the 2012 Proxy Statement, Appendix B.
10.14*	-	Aflac Incorporated 2018 Management Incentive Plan - incorporated by reference from the 2017 Proxy Statement, Appendix B.
10.15*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of January 1, 2013 – incorporated by reference from Form 10-Q for March 31, 2013, Exhibit 10.10.
10.16*	-	Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from the 1997 Shareholders’ Proxy Statement, Appendix B.
10.17*	-	Form of Officer Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.5.
10.18*	-	Form of Officer Stock Option Agreement (Incentive Stock Option) under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.6.
10.19*	-	Notice of grant of stock options and stock option agreement to officers under the Aflac Incorporated 1997 Stock Option Plan – incorporated by reference from Form 8-K dated January 28, 2005, Exhibit 10.7.
10.20*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A.
10.21*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13.
10.22*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.14.
10.23*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.15.
10.24*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.16.
10.25*	-	U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17.
10.26*	-	Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18.
10.27*	-	Notice of time based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22.
10.28*	-	Notice of performance based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.20.
10.29*	-	U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21.
10.30*	-	Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22.
10.31*	-	U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23.

10.32*	-	U.S. Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28.
10.33*	-	Japan Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29.
10.34*	-	Japan Form of Restricted Stock Unit Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.26.
10.35*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1.
10.36*	-	Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33.
10.37*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34.
10.38*	-	Notice of time based restricted stock unit and restricted stock unit agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.1.
10.39*	-	2017 Notice of performance based restricted stock and restricted stock award agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.2.
10.40*	-	Notice of time based restricted stock unit and restricted stock unit agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.3.
10.41*	-	2018 Notice of performance based restricted stock and restricted stock award agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.4.
10.42*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26.
10.43*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27.
10.44*	-	Aflac Life Insurance Japan Ltd. Officer Retirement Plan – incorporated by reference from 2019 Form 10-K, Exhibit 10.43.
10.45*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29.
10.46*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1.
10.47*	-	Amendment to Aflac Employment Agreement with Eric M. Kirsch, dated November 30, 2017 – incorporated by reference from 2017 Form 10-K, Exhibit 10.42.
10.48*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1.
10.49*	-	Aflac Incorporated Employment Agreement with Charles D. Lake II, dated January 1, 2018 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.5.
10.50*	-	Amendment to Aflac Incorporated Employment Agreement with Charles D. Lake II, effective January 1, 2020 – incorporated by reference from 2019 Form 10-K, Exhibit 10.49.
10.51*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6.
10.52*	-	Aflac Japan Officer Agreement with Masatoshi Koide, effective January 1, 2020 – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.1.
10.53	-	Agency Services Agreement, dated March 1, 2008, by and between Japan Post Network Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.2.
10.54**	-	Amendment Agreement to Agency Services Agreement, dated June 27, 2016, by and between Japan Post Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.3.

	10.55	-	Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December 19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1.
	10.56	-	Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2.
	10.57	-	Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance – incorporated by reference from Form 10-Q for March 31, 2019, Exhibit 10.50.
	21	-	Subsidiaries.
	23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, 333-202781, and 333-245702 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-242390 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-237969 with respect to the resale of Aflac Incorporated common stock by J&A Alliance Holdings Corporation in its capacity as the trustee of J&A Alliance Trust.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-227244 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 23, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 23, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 23, 2021, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

(1)	Copies of any exhibit are available upon request by calling the Company's Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2020	2019	2018
Revenues:
Management and service fees from subsidiaries(1)	$131	$151	$190
Net investment income	62	77	69
Interest from subsidiaries(1)	3	4	4
Net investment gains (losses)	399	98	(16)
Total revenues	595	330	247
Operating expenses:
Interest expense	221	200	188
Other operating expenses(2)	277	221	225
Total operating expenses	498	421	413
Earnings before income taxes and equity in earnings of subsidiaries	97	(91)	(166)
Income tax expense (benefit)	(15)	(22)	(12)
Earnings before equity in earnings of subsidiaries	112	(69)	(154)
Equity in earnings of subsidiaries(1)	4,666	3,373	3,074
Net earnings	$4,778	$3,304	$2,920
(1)Eliminated in consolidation
(2)Includes expense of $15 in 2020 for the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2020	2019	2018
Net earnings	$4,778	$3,304	$2,920
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	510	252	232
Unrealized gains (losses) on fixed maturity securities during period	1,220	5,852	(3,109)
Unrealized gains (losses) on derivatives during period	(1)	(12)	2
Pension liability adjustment during period	(7)	(85)	(25)
Total other comprehensive income (loss) before income taxes	1,722	6,007	(2,900)
Income tax expense (benefit) related to items of other comprehensive income (loss)	251	1,543	(797)
Other comprehensive income (loss), net of income taxes	1,471	4,464	(2,103)
Total comprehensive income (loss)	$6,249	$7,768	$817
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2020	2019
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $1,782 in 2020 and $1,506 in 2019)	$1,876	$1,567
Investments in subsidiaries(1)	36,217	30,744
Other investments	902	36
Cash and cash equivalents	2,126	2,508
Total investments and cash	41,121	34,855
Due from subsidiaries(1)	253	170
Income taxes receivable	203	337
Other assets	368	405
Total assets	$41,945	$35,767
Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$340	$323
Notes payable	7,456	6,136
Other liabilities	590	349
Total liabilities	8,386	6,808
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2020 and 2019; issued 1,351,018 shares in 2020 and 1,349,309 shares in 2019	135	135
Additional paid-in capital	2,410	2,313
Retained earnings	37,984	34,291
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,109)	(1,623)
Unrealized gains (losses) on fixed maturity securities	10,361	8,548
Unrealized gains (losses) on derivatives	(34)	(33)
Pension liability adjustment	(284)	(277)
Treasury stock, at average cost	(15,904)	(14,395)
Total shareholders' equity	33,559	28,959
Total liabilities and shareholders' equity	$41,945	$35,767
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net earnings	$4,778	$3,304	$2,920
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(4,666)	(3,373)	(3,074)
Cash dividends received from subsidiaries	2,060	3,466	1,820
Other, net	(331)	(203)	99
Net cash provided (used) by operating activities	1,841	3,194	1,765
Cash flows from investing activities:
Fixed maturity securities sold	438	340	207
Fixed maturity securities purchased	(484)	(639)	(254)
Other investments sold (purchased)	(711)	(16)	31
Settlement of derivatives	4	22	(2)
Additional capitalization of subsidiaries(1)	(291)	(214)	(62)
Other, net	2	87	(107)
Net cash provided (used) by investing activities	(1,042)	(420)	(187)
Cash flows from financing activities:
Purchases of treasury stock	(1,537)	(1,627)	(1,301)
Proceeds from borrowings	1,545	347	1,020
Principal payments under debt obligations	(350)	0	(550)
Dividends paid to shareholders	(769)	(771)	(793)
Treasury stock reissued	34	49	58
Proceeds from exercise of stock options	12	29	34
Net change in amount due to/from subsidiaries(1)	(89)	(58)	(4)
Other, net	(27)	(2)	0
Net cash provided (used) by financing activities	(1,181)	(2,033)	(1,536)
Net change in cash and cash equivalents	(382)	741	42
Cash and cash equivalents, beginning of period	2,508	1,767	1,725
Cash and cash equivalents, end of period	$2,126	$2,508	$1,767
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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2020	2019
4.00% senior notes paid January 2020	$0	$348
3.625% senior notes due June 2023	698	698
3.625% senior notes due November 2024	747	747
3.25% senior notes due March 2025	448	448
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	990	0
6.90% senior notes due December 2039	221	220
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	119	0
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	578	545
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	121	114
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	127	0
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	282	266
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	90	84
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	198	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	146	138
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	94	88
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	101	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	85	81
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	61	57
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	575	543
Yen-denominated loans:
Variable interest rate loan due September 2026 (.43% in 2020 and .42% in 2019, principal amount ¥5.0 billion)	48	45
Variable interest rate loan due September 2029 (.58% in 2020 and .57% in 2019, principal amount ¥25.0 billion)	240	227
Total notes payable	$7,456	$6,136
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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2020, are as follows:

(In millions)
2021	$0
2022	0
2023	700
2024	750
2025	570
Thereafter	5,494
Total	$7,514

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2020, the Parent Company's outstanding freestanding derivative contracts were swaps, foreign currency forwards and options. The swaps are associated with its notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with the Parent Company's senior notes due in June 2023, November 2024 and March 2025. The foreign currency forwards and options are designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2020	2019	2018
Interest paid	$209	$189	$179
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	29	30	8

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2020:
Aflac Japan	$6,991	$91,829	$3,488	$7,811
Aflac U.S.	3,450	11,684	113	13
All other	0	278	(4)	0
Intercompany eliminations	0	(821)	0	0
Total	$10,441	$102,970	$3,597	$7,824
2019:
Aflac Japan	$6,584	$84,341	$4,135	$7,317
Aflac U.S.	3,544	11,184	111	0
All other	0	223	0	0
Intercompany eliminations	0	(754)	(3)	0
Total	$10,128	$94,994	$4,243	$7,317
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Premium Revenue	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2020:
Aflac Japan	$12,670	$2,856	$8,851	$644	$2,613	$12,312
Aflac U.S.	5,758	702	2,765	570	1,963	5,763
All other	194	80	180	0	402	0
Total	$18,622	$3,638	$11,796	$1,214	$4,978	$18,075
2019:
Aflac Japan	$12,772	$2,753	$8,877	$709	$2,465	$12,367
Aflac U.S.	5,808	720	2,871	573	1,834	5,813
All other	200	105	194	0	339	0
Total	$18,780	$3,578	$11,942	$1,282	$4,638	$18,180
2018:
Aflac Japan	$12,762	$2,639	$8,913	$710	$2,374	$12,298
Aflac U.S.	5,708	727	2,887	534	1,736	5,707
All other	207	76	200	1	420	0
Total	$18,677	$3,442	$12,000	$1,245	$4,530	$18,005
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2020:
Life insurance in force	$148,801	$7,016	$20,662	$162,447	13%
Premiums:
Health insurance	$15,682	$526	$213	$15,369	1%
Life insurance	3,273	27	7	3,253	0
Total earned premiums	$18,955	$553	$220	$18,622	1%
2019:
Life insurance in force	$146,585	$6,592	$0	$139,993	0%
Premiums:
Health insurance	$15,657	$527	$205	$15,335	1%
Life insurance	3,465	20	0	3,445	0
Total earned premiums	$19,122	$547	$205	$18,780	1%
2018:
Life insurance in force	$151,457	$4,702	$0	$146,755	0%
Premiums:
Health insurance	$15,330	$541	$214	$15,003	1%
Life insurance	3,688	14	0	3,674	0
Total earned premiums	$19,018	$555	$214	$18,677	1%
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

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 23, 2021
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 23, 2021
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Max K. Brodén	Executive Vice President,	February 23, 2021
(Max K. Brodén)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 23, 2021
(June Howard)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 23, 2021
(W. Paul Bowers)

/s/ Toshihiko Fukuzawa	Director	February 23, 2021
(Toshihiko Fukuzawa)

/s/ Thomas J. Kenny	Director	February 23, 2021
(Thomas J. Kenny)

/s/ Georgette D. Kiser	Director	February 23, 2021
(Georgette D. Kiser)

/s/ Karole F. Lloyd	Director	February 23, 2021
(Karole F. Lloyd)

/s/ Nobuchika Mori	Director	February 23, 2021
(Nobuchika Mori)

/s/ Joseph L. Moskowitz	Director	February 23, 2021
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 23, 2021
(Barbara K. Rimer)

/s/ Katherine T. Rohrer	Director	February 23, 2021
(Katherine T. Rohrer)

/s/ Melvin T. Stith	Director	February 23, 2021
(Melvin T. Stith)