Form 10-Q
period 2021-03-31
AFLAC INC
filed 2021-04-29
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 679,667,234 shares of the issuer's common stock were outstanding as of April 20, 2021.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended March 31,
(In millions, except for share and per-share amounts - Unaudited)	2021	2020
Revenues:
Net premiums, principally supplemental health insurance	$4,593	$4,681
Net investment income	925	904
Net investment gains (losses)	307	(463)
Other income (loss)	44	40
Total revenues	5,869	5,162
Benefits and expenses:
Benefits and claims, net	2,735	2,939
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	311	333
Insurance commissions	326	336
Insurance and other expenses	832	779	(1)
Interest expense	62	55
Total acquisition and operating expenses	1,531	1,503
Total benefits and expenses	4,266	4,442
Earnings before income taxes	1,603	720
Income taxes	310	154
Net earnings	$1,293	$566
Net earnings per share:
Basic	$1.88	$.78
Diluted	1.87	.78
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	688,938	724,366
Diluted	691,940	727,512
Cash dividends per share	$.33	$.28
(1) Includes expense of $15 for the early extinguishment of debt
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
(In millions - Unaudited)	2021	2020
Net earnings	$1,293	$566
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(581)	85
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(2,003)	(4,605)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	20	7
Unrealized gains (losses) on derivatives during period	0	(4)
Pension liability adjustment during period	5	0
Total other comprehensive income (loss) before income taxes	(2,559)	(4,517)
Income tax expense (benefit) related to items of other comprehensive income (loss)	(432)	(1,242)
Other comprehensive income (loss), net of income taxes	(2,127)	(3,275)
Total comprehensive income (loss)	$(834)	$(2,709)
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (allowance for credit losses of $27 in 2021 and $38 in 2020, amortized cost $85,174 in 2021 and amortized cost $88,143 in 2020)	$96,391	$101,286
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,291 in 2021 and amortized cost of $3,487 in 2020)	4,353	4,596
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $8 in 2021 and $10 in 2020 (fair value $28,056 in 2021 and $30,399 in 2020)	22,868	24,464
Equity securities, at fair value	1,174	1,283
Commercial mortgage and other loans, net of allowance for credit losses of $154 in 2021 and $180 in 2020 (includes $9,210 in 2021 and $8,964 in 2020 of consolidated variable interest entities)	10,847	10,554
Other investments (includes $908 in 2021 and $826 in 2020 of consolidated variable interest entities)	2,666	2,429
Cash and cash equivalents	4,990	5,141
Total investments and cash	143,289	149,753
Receivables	777	796
Accrued investment income	706	780
Deferred policy acquisition costs	9,835	10,441
Property and equipment, at cost less accumulated depreciation	578	601
Other	2,972	2,715
Total assets	$158,157	$165,086
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$92,396	$97,783
Unpaid policy claims	4,948	5,187
Unearned premiums	3,194	3,597
Other policyholders’ funds	7,367	7,824
Total policy liabilities	107,905	114,391
Income taxes	4,350	4,661
Payables for return of cash collateral on loaned securities	1,896	964
Notes payable and lease obligations	8,088	7,899
Other	3,815	3,612
Total liabilities	126,054	131,527
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2021 and 2020; issued 1,352,279 shares in 2021 and 1,351,018 shares in 2020	135	135
Additional paid-in capital	2,438	2,410
Retained earnings	39,277	37,984
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,674)	(1,109)
Unrealized gains (losses) on fixed maturity securities	8,794	10,361
Unrealized gains (losses) on derivatives	(33)	(34)
Pension liability adjustment	(280)	(284)
Treasury stock, at average cost	(16,554)	(15,904)
Total shareholders’ equity	32,103	33,559
Total liabilities and shareholders’ equity	$158,157	$165,086
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Net earnings	0	0	1,293	0	0	1,293
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(565)	0	(565)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,567)	0	(1,567)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	4	0	4
Dividends to shareholders ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	9	0	0	0	9
Purchases of treasury stock	0	0	0	0	(668)	(668)
Treasury stock reissued	0	10	0	0	18	28
Balance at March 31, 2021	$135	$2,438	$39,277	$6,807	$(16,554)	$32,103

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
Cumulative effect of change in accounting principle - Accounting Standards Update (ASU) 2016-13, net of income taxes (1)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle - ASU 2019-04, net of income taxes (1)	0	0	0	848	0	848
Balance at January 1, 2020	135	2,313	34,235	7,463	(14,395)	29,751
Net earnings	0	0	566	0	0	566
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	80	0	80
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,353)	0	(3,353)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(202)	0	0	(202)
Exercise of stock options	0	5	0	0	0	5
Share-based compensation	0	7	0	0	0	7
Purchases of treasury stock	0	0	0	0	(476)	(476)
Treasury stock reissued	0	9	0	0	17	26
Balance at March 31, 2020	$135	$2,334	$34,599	$4,188	$(14,854)	$26,402
(1) See Note 1 of the Notes to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In millions - Unaudited)	2021	2020
Cash flows from operating activities:
Net earnings	$1,293	$566
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(19)	15
Capitalization of deferred policy acquisition costs	(262)	(325)
Amortization of deferred policy acquisition costs	311	333
Increase in policy liabilities	204	368
Change in income tax liabilities	331	153
Net investment (gains) losses	(307)	463
Other, net	(185)	(159)
Net cash provided (used) by operating activities	1,366	1,414
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	651	726
Equity securities	123	3
Commercial mortgage and other loans	725	408
Costs of investments acquired:
Available-for-sale fixed maturity securities	(2,475)	(1,817)
Equity securities	(126)	(6)
Commercial mortgage and other loans	(956)	(1,787)
Other investments, net	(201)	(361)
Settlement of derivatives, net	116	13
Cash received (pledged or returned) as collateral, net	1,206	1,160
Other, net	(32)	(55)
Net cash provided (used) by investing activities	(969)	(1,716)
Cash flows from financing activities:
Purchases of treasury stock	(650)	(449)
Proceeds from borrowings	400	545
Principal payments under debt obligations	0	(350)
Dividends paid to shareholders	(219)	(195)
Change in investment-type contracts, net	(12)	(5)
Treasury stock reissued	9	9
Other, net	2	(1)
Net cash provided (used) by financing activities	(470)	(446)
Effect of exchange rate changes on cash and cash equivalents	(78)	0
Net change in cash and cash equivalents	(151)	(748)
Cash and cash equivalents, beginning of period	5,141	4,896
Cash and cash equivalents, end of period	$4,990	$4,148
Supplemental disclosures of cash flow information:
Income taxes paid	$(20)	$2
Interest paid	35	39
Noncash interest	27	15
Noncash financing activities:
Lease obligations	20	13
Treasury stock issued for:
Associate stock bonus	7	5
Shareholder dividend reinvestment	8	7
Share-based compensation grants	4	5
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of group dental and vision products administered by Argus Dental & Vision, Inc. (Argus) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 70% and 67% of the Company's total revenues in the three-month periods ended March 31, 2021 and 2020, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 83% at both March 31, 2021 and December 31, 2020.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of March 31, 2021 and December 31, 2020, and the consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for the three-month periods ended March 31, 2021 and 2020. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

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
Accounting Standards Update (ASU) 2020-01 Clarifying the interactions between Topic 321, Topic 323, and Topic 815
In January 2020, the FASB issued amendments clarifying that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.

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
		January 1, 2021	The adoption of the new guidance did not have an impact on the Company’s financial position, results of operation, or disclosures.

Accounting Pronouncements Pending Adoption

Standard	Description	Effect on Financial Statements or Other Significant Matters
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

For additional information on new accounting pronouncements and recent accounting guidance and their impact, if any, on the Company's financial position, results of operations or disclosures, see Note 1 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

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

	Three Months Ended March 31,
(In millions)	2021	2020
Revenues:
Aflac Japan:
Net earned premiums	$3,123	$3,150
Adjusted net investment income (1),(2)	705	642
Other income	13	11
Total adjusted revenue Aflac Japan	3,841	3,803
Aflac U.S.:
Net earned premiums	1,422	1,483
Adjusted net investment income	176	177
Other income	30	27
Total adjusted revenue Aflac U.S.	1,628	1,687
Corporate and other (3)	83	104
Total adjusted revenues	5,552	5,594
Net investment gains (losses) (1),(2),(3)	317	(432)
Total revenues	$5,869	$5,162
(1) Amortized hedge costs of $19 and $55 for the three-month periods ended March 31, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(8) and $(6) for the three-month periods ended March 31, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Amortized hedge income of $17 and $29 for the three-month periods ended March 31, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.

	Three Months Ended March 31,
(In millions)	2021	2020
Pretax earnings:
Aflac Japan (1),(2)	$887	$855
Aflac U.S.	445	326
Corporate and other (3),(4)	(26)	2
Pretax adjusted earnings (5)	1,306	1,183
Net investment gains (losses) (1),(2),(3),(4)	304	(448)
Other income (loss)	(7)	(15)
Total earnings before income taxes	$1,603	$720
Income taxes applicable to pretax adjusted earnings	$248	$301
Effect of foreign currency translation on after-tax adjusted earnings	13	9
(1) Amortized hedge costs of $19 and $55 for the three-month periods ended March 31, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(8) and $(6) for the three-month periods ended March 31, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Amortized hedge income of $17 and $29 for the three-month periods ended March 31, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) A gain of $14 and $16 for the three-month periods ended March 31, 2021, and 2020, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(5) Includes $45 and $33 for the three-month periods ended March 31, 2021, and 2020, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	March 31, 2021	December 31, 2020
Assets:
Aflac Japan	$130,611	$137,271
Aflac U.S.	22,278	22,864
Corporate and other	5,268	4,951
Total assets	$158,157	$165,086

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	March 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,013	$0	$3,614	$80	$35,547
Municipalities	1,238	0	331	6	1,563
Mortgage- and asset-backed securities	318	0	23	1	340
Public utilities	4,616	0	970	5	5,581
Sovereign and supranational	902	0	89	0	991
Banks/financial institutions	7,188	0	837	103	7,922
Other corporate	7,452	0	1,577	35	8,994
Total yen-denominated	53,727	0	7,441	230	60,938
U.S. dollar-denominated:
U.S. government and agencies	234	0	10	0	244
Municipalities	1,188	0	154	4	1,338
Mortgage- and asset-backed securities	816	0	29	1	844
Public utilities	3,867	0	760	9	4,618
Sovereign and supranational	226	0	61	3	284
Banks/financial institutions	2,991	0	668	6	3,653
Other corporate	25,416	27	3,592	156	28,825
Total U.S. dollar-denominated	34,738	27	5,274	179	39,806
Total securities available for sale	$88,465	$27	$12,715	$409	$100,744

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,959	$0	$4,182	$52	$37,089
Municipalities	1,324	0	374	5	1,693
Mortgage- and asset-backed securities	342	0	27	1	368
Public utilities	4,777	0	1,096	1	5,872
Sovereign and supranational	981	0	108	0	1,089
Banks/financial institutions	7,552	0	886	102	8,336
Other corporate	8,114	0	1,747	37	9,824
Total yen-denominated	56,049	0	8,420	198	64,271
U.S. dollar-denominated:
U.S. government and agencies	245	0	16	0	261
Municipalities	1,154	0	173	2	1,325
Mortgage- and asset-backed securities	667	0	8	5	670
Public utilities	4,013	0	947	15	4,945
Sovereign and supranational	232	0	64	3	293
Banks/financial institutions	2,973	0	758	7	3,724
Other corporate	26,297	38	4,385	251	30,393
Total U.S. dollar-denominated	35,581	38	6,351	283	41,611
Total securities available for sale	$91,630	$38	$14,771	$481	$105,882

	March 31, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,918	$3	$21,915	$4,924	$0	$26,839
Municipalities	352	0	352	108	0	460
Public utilities	45	1	44	13	0	57
Sovereign and supranational	538	4	534	136	0	670
Other corporate	23	0	23	7	0	30
Total yen-denominated	22,876	8	22,868	5,188	0	28,056
Total securities held to maturity	$22,876	$8	$22,868	$5,188	$0	$28,056

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,448	$3	$23,445	$5,625	$0	$29,070
Municipalities	377	0	377	122	0	499
Public utilities	48	1	47	14	0	61
Sovereign and supranational	577	6	571	165	0	736
Other corporate	24	0	24	9	0	33
Total yen-denominated	24,474	10	24,464	5,935	0	30,399
Total securities held to maturity	$24,474	$10	$24,464	$5,935	$0	$30,399

(In millions)	March 31, 2021	December 31, 2020
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$727	$680
U.S. dollar-denominated	405	603
Other currencies	42	0
Total equity securities	$1,174	$1,283

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first quarter of 2021, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the first quarter of 2020, as a result of the adoption of ASU 2019-04, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at March 31, 2021, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$907	$922
Due after one year through five years	8,487	9,005
Due after five years through 10 years	13,637	15,827
Due after 10 years	64,274	73,806
Mortgage- and asset-backed securities	1,134	1,184
Total fixed maturity securities available for sale	$88,439	$100,744
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	45	50
Due after five years through 10 years	4,103	4,788
Due after 10 years	18,720	23,218
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$22,868	$28,056
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	March 31, 2021			December 31, 2020
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$52,645	$60,867	A+	$55,153	$64,657
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$2	$7
Gross losses from sales	(1)	0
Foreign currency gains (losses) on sales and redemptions	(12)	(14)
Total sales and redemptions	(11)	(7)
Equity securities	(68)	(149)
Credit losses:
Fixed maturity securities available for sale	11	(63)
Fixed maturity securities held to maturity	1	1
Commercial mortgage and other loans	27	(37)
Impairment losses	(20)	0
Loan commitments	5	(46)
Reinsurance recoverables and other	(2)	0
Total credit losses	22	(145)
Derivatives and other:
Derivative gains (losses)	(287)	(85)
Foreign currency gains (losses)	651	(77)
Total derivatives and other	364	(162)
Total net investment gains (losses)	$307	$(463)

The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the three-month period ended March 31, 2021, that relate to equity securities still held at the March 31, 2021 reporting date, were $77 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	March 31, 2021	December 31, 2020
Unrealized gains (losses) on securities available for sale	$12,306	$14,290
Deferred income taxes	(3,512)	(3,929)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$8,794	$10,361

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$3,207	$80	$2,529	$32	$678	$48
Municipalities:
U.S. dollar-denominated	147	4	147	4	0	0
Yen-denominated	193	6	140	3	53	3
Mortgage- and asset- backed securities:
U.S. dollar-denominated	55	1	55	1	0	0
Yen-denominated	34	1	26	1	8	0
Public utilities:
U.S. dollar-denominated	323	9	235	6	88	3
Yen-denominated	314	5	279	5	35	0
Sovereign and supranational:
U.S. dollar-denominated	39	3	0	0	39	3
Banks/financial institutions:
U.S. dollar-denominated	204	6	145	2	59	4
Yen-denominated	2,098	103	590	7	1,508	96
Other corporate:
U.S. dollar-denominated	3,826	156	2,280	81	1,546	75
Yen-denominated	811	35	351	5	460	30
Total	$11,251	$409	$6,777	$147	$4,474	$262

	December 31, 2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$2,604	$52	$2,604	$52	$0	$0
Municipalities:
U.S. dollar-denominated	94	2	94	2	0	0
Yen-denominated	183	5	169	4	14	1
Mortgage- and asset- backed securities:
U.S. dollar-denominated	360	5	360	5	0	0
Yen-denominated	37	1	37	1	0	0
Public utilities:
U.S. dollar-denominated	326	15	208	7	118	8
Yen-denominated	135	1	135	1	0	0
Sovereign and supranational:
U.S. dollar-denominated	39	3	39	3	0	0
Banks/financial institutions:
U.S. dollar-denominated	82	7	44	1	38	6
Yen-denominated	1,809	102	765	36	1,044	66
Other corporate:
U.S. dollar-denominated	4,499	251	2,157	59	2,342	192
Yen-denominated	613	37	290	13	323	24
Total	$10,781	$481	$6,902	$184	$3,879	$297

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

However, the Company has identified certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance has been calculated. As of March 31, 2021, the Company held an allowance of $27 million. Refer to the Credit Losses section below for additional information.

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

(In millions)	March 31, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,945	17.7%	$2,115	19.7%
Retail	126	1.1	125	1.2
Apartments/Multi-Family	1,658	15.1	1,782	16.6
Industrial	85	0.8	85	.8
Hospitality	1,112	10.1	1,106	10.3
Other	81	0.7	81	.7
Total transitional real estate loans	5,007	45.5	5,294	49.3
Commercial mortgage loans:
Office	389	3.5	401	3.7
Retail	338	3.1	340	3.2
Apartments/Multi-Family	585	5.3	588	5.5
Industrial	423	3.8	391	3.6
Other	5	0.0	0	0.0
Total commercial mortgage loans	1,740	15.8	1,720	16.0
Middle market loans	4,254	38.7	3,720	34.7
Total commercial mortgage and other loans	$11,001	100.0%	$10,734	100.0%
Allowance for credit losses	(154)		(180)
Total net commercial mortgage and other loans	$10,847		$10,554
Commercial mortgage and transitional real estate loans were secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (11%) and Florida (9%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of March 31, 2021, the Company had $515 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of March 31, 2021, the Company had commitments of approximately $104 million outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $29 million and $25 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of March 31, 2021, and December 31, 2020, respectively.

As of March 31, 2021, the Company had commitments of approximately $1.8 billion to fund future middle market loans. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

Credit Quality Indicators

For TREs, the Company’s key credit quality indicator is loan-to-value (LTV). Given that TRE loans involve properties undergoing renovation or construction, LTV provides the most insight into the credit risk of the loan. The Company monitors the performance of the loans periodically, but not less frequently than quarterly.

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

The following tables present as of March 31, 2021 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2021	2020	2019	2018	2017	Total
Loan-to-Value Ratio:
0%-59.99%	$0	$53	$548	$396	$77	$1,074
60%-69.99%	0	170	830	766	208	1,974
70%-79.99%	23	259	731	735	185	1,933
80% or greater	0	26	0	0	0	26
Total	$23	$508	$2,109	$1,897	$470	$5,007

Commercial Mortgage Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$20	$32	$441	$129	$68	$541	$1,231	2.46
60%-69.99%	34	16	179	40	0	160	429	1.97
70%-79.99%	0	0	32	0	0	22	54	1.63
80% or greater	0	0	0	0	0	26	26	1.62
Total	54	48	652	169	68	749	1,740	2.30
Weighted Average DSCR	2.98	1.91	2.38	2.16	2.48	2.22

Middle Market Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$7	$70	$73	$30	$10	$4	$44	$238
BB	62	387	283	207	94	47	123	1,203
B	80	569	714	409	251	156	174	2,353
CCC	0	5	85	105	90	59	74	418
CC	0	0	0	0	32	0	1	33
C and lower	0	8	0	0	0	0	1	9
Total	$149	$1,039	$1,155	$751	$477	$266	$417	$4,254

Allowance for Credit Losses

The Company calculates its allowance for credit losses for held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverable by grouping assets with similar risk characteristics when there is not a specific expectation of a loss for an individual asset. For held-to-maturity fixed maturity securities, MMLs, and MML commitments, the Company groups assets by credit ratings, industry, and country. The Company groups CMLs and TREs and respective loan commitments by property type, property location and the property’s LTV and debt service coverage ratios. The credit allowance for the reinsurance recoverable balance is estimated using a probability-of-default (PD) / loss-given-default (LGD) method.

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $21.7 billion amortized cost as of March 31, 2021 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the period ended March 31, 2021. As of March 31, 2021, these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no TDRs during the period ended March 31, 2021 and an immaterial amount due to COVID-19 during the year ended December 31, 2020.

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

As of March 31, 2021 and December 31, 2020, the Company had an immaterial amount (cost basis) of loans and fixed maturities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment during the three-month period ended March 31, 2021.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Balance at December 31, 2020	$(63)	$(33)	$(85)	$(9)	$(38)	$(11)
(Addition to) release of allowance for credit losses	16	9	2	1	0	(2)
Write-offs, net of recoveries	0	0	0	0	11	0
Balance at March 31, 2021	$(47)	$(24)	$(83)	$(8)	$(27)	$(13)

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of March 31, 2021 was $30 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	March 31, 2021	December 31, 2020
Other investments:
Policy loans	$242	$260
Short-term investments (1)	1,295	1,139
Limited partnerships	1,110	1,004
Other	19	26
Total other investments	$2,666	$2,429
(1) Includes securities lending collateral

As of March 31, 2021, the Company had $1.6 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	March 31, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,291	$4,353	$3,487	$4,596
Commercial mortgage and other loans	9,210	9,247	8,964	9,040
Other investments (2)	908	908	826	826
Other assets (3)	138	138	133	133
Total assets of consolidated VIEs	$13,547	$14,646	$13,410	$14,595
Liabilities:
Other liabilities (3)	$218	$218	$231	$231
Total liabilities of consolidated VIEs	$218	$218	$231	$231
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
Investments in Variable Interest Entities Not Consolidated

	March 31, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$5,142	$6,269	$5,477	$6,767
Other investments (1)	202	202	178	178
Total investments in VIEs not consolidated	$5,344	$6,471	$5,655	$6,945
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
	March 31, 2021			December 31, 2020
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$829	$829	$0	$0	$0
Public utilities	44	0	44	57	0	57
Sovereign and supranational	3	0	3	3	0	3
Banks/financial institutions	89	0	89	63	0	63
Other corporate	931	0	931	841	0	841
Total borrowings	$1,067	$829	$1,896	$964	$0	$964
Gross amount of recognized liabilities for securities lending transactions			$1,896			$964
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $7,475 million and $6,654 million at March 31, 2021 and December 31, 2020, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of March 31, 2021, and December 31, 2020, respectively.

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

	March 31, 2021			December 31, 2020
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$2	$18	$0	$1
Total cash flow hedges	18	0	2	18	0	1
Fair value hedges:
Foreign currency forwards	64	0	2	64	2	0
Foreign currency options	8,672	0	85	8,865	0	0
Total fair value hedges	8,736	0	87	8,929	2	0
Net investment hedge:
Foreign currency forwards	4,978	277	1	5,010	14	84
Foreign currency options	1,896	0	0	2,027	1	0
Total net investment hedge	6,874	277	1	7,037	15	84
Non-qualifying strategies:
Foreign currency swaps	2,250	63	24	2,250	47	81
Foreign currency swaps - VIE	2,904	138	216	2,857	133	230
Foreign currency forwards	15,285	319	763	26,528	386	301
Foreign currency options	9,094	44	1	11,037	0	0
Total non-qualifying strategies	29,533	564	1,004	42,672	566	612
Total derivatives	$45,161	$841	$1,094	$58,656	$583	$697

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended March 31, 2021:
Foreign currency forwards	Fixed maturity securities	$(4)	$0	$(4)	$4	$0
Foreign currency options	Fixed maturity securities	(60)	(3)	(57)	59	2
Total gains (losses)		$(64)	$(3)	$(61)	$63	$2
Three Months Ended March 31, 2020:
Foreign currency forwards	Fixed maturity securities	$(16)	$(7)	$(9)	$10	$1
Total gains (losses)		$(16)	$(7)	$(9)	$10	$1
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month periods ended March 31, 2021 and 2020, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Fixed maturity securities	$3,984	$4,331	$234	$237
(1) The balance includes hedging adjustment on discontinued hedging relationships of $234 in 2021 and $237 in 2020.

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

The Company's net investment hedge was effective during the three-month periods ended March 31, 2021 and 2020, respectively.

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

As of March 31, 2021, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.
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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended March 31,
	2021				2020
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$0	$(1)	$0		$(4)
Total cash flow hedges	0	(1)	(3)	0	(1)	0	(3)	(4)
Fair value hedges:
Foreign currency forwards(3)		0				(6)
Foreign currency options(3)		(1)				0
Total fair value hedges	0	(1)		0	0	(6)		0
Net investment hedge:
Non-derivative hedging instruments		0		188		0		6
Foreign currency forwards		18		335		51		(25)
Foreign currency options		(2)		0		6		0
Total net investment hedge		16		523		57		(19)
Non-qualifying strategies:
Foreign currency swaps		87				50
Foreign currency swaps - VIE		29				(195)
Foreign currency forwards		(432)				(36)
Foreign currency options		16				(2)
Interest rate swaps		0				47
Forward bond purchase commitment - VIE		(1)				0
Total non-qualifying strategies		(301)				(136)
Total	$0	$(287)		$523	$(1)	$(85)		$(23)
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes an immaterial amount of gains or losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended March 31, 2021 and 2020. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of March 31, 2021, $5 million of deferred gains and losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve months.
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

As of March 31, 2021, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $497 million and $268 million as of March 31, 2021, and December 31, 2020, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on March 31, 2021, the Company estimates that it would be required to post a maximum of $38 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

March 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$703	$0	$703	$(387)	$(5)	$(250)	$61
Total derivative assets subject to a master netting agreement or offsetting arrangement	703	0	703	(387)	(5)	(250)	61
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	138		138				138
Total derivative assets not subject to a master netting agreement or offsetting arrangement	138		138				138
Total derivative assets	841	0	841	(387)	(5)	(250)	199
Securities lending and similar arrangements	1,860	0	1,860	0	0	(1,860)	0
Total	$2,701	$0	$2,701	$(387)	$(5)	$(2,110)	$199

December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$450	$0	$450	$(295)	$(73)	$(76)	$6
Total derivative assets subject to a master netting agreement or offsetting arrangement	450	0	450	(295)	(73)	(76)	6
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	133		133				133
Total derivative assets not subject to a master netting agreement or offsetting arrangement	133		133				133
Total derivative assets	583	0	583	(295)	(73)	(76)	139
Securities lending and similar arrangements	940	0	940	0	0	(940)	0
Total	$1,523	$0	$1,523	$(295)	$(73)	$(1,016)	$139

Offsetting of Financial Liabilities and Derivative Liabilities

March 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$876	$0	$876	$(387)	$(447)	$(12)	$30
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	876	0	876	(387)	(447)	(12)	30
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	218		218				218
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	218		218				218
Total derivative liabilities	1,094	0	1,094	(387)	(447)	(12)	248
Securities lending and similar arrangements	1,896	0	1,896	(1,860)	0	0	36
Total	$2,990	$0	$2,990	$(2,247)	$(447)	$(12)	$284

December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$466	$0	$466	$(295)	$(43)	$(69)	$59
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	466	0	466	(295)	(43)	(69)	59
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	231		231				231
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	231		231				231
Total derivative liabilities	697	0	697	(295)	(43)	(69)	290
Securities lending and similar arrangements	964	0	964	(940)	0	0	24
Total	$1,661	$0	$1,661	$(1,235)	$(43)	$(69)	$314

For additional information on the Company's financial instruments, see the accompanying Notes 1, 3 and 5 and Notes 1, 3 and 5 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

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

	March 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,432	$1,359	$0	$35,791
Municipalities	0	2,901	0	2,901
Mortgage- and asset-backed securities	0	980	204	1,184
Public utilities	0	9,720	479	10,199
Sovereign and supranational	0	1,207	68	1,275
Banks/financial institutions	0	11,547	28	11,575
Other corporate	0	37,500	319	37,819
Total fixed maturity securities	34,432	65,214	1,098	100,744
Equity securities	971	81	122	1,174
Other investments	1,295	0	0	1,295
Cash and cash equivalents	4,990	0	0	4,990
Other assets:
Foreign currency swaps	0	63	138	201
Foreign currency forwards	0	596	0	596
Foreign currency options	0	44	0	44
Total other assets	0	703	138	841
Total assets	$41,688	$65,998	$1,358	$109,044
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$24	$218	$242
Foreign currency forwards	0	766	0	766
Foreign currency options	0	86	0	86
Total liabilities	$0	$876	$218	$1,094

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$36,032	$1,318	$0	$37,350
Municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities	0	814	224	1,038
Public utilities	0	10,395	422	10,817
Sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions	0	12,036	24	12,060
Other corporate	0	39,918	299	40,217
Total fixed maturity securities	36,032	68,833	1,017	105,882
Equity securities	1,095	86	102	1,283
Other investments	1,139	0	0	1,139
Cash and cash equivalents	5,141	0	0	5,141
Other assets:
Foreign currency swaps	0	47	133	180
Foreign currency forwards	0	402	0	402
Foreign currency options	0	1	0	1
Total other assets	0	450	133	583
Total assets	$43,407	$69,369	$1,252	$114,028
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$81	$231	$312
Foreign currency forwards	0	385	0	385
Total liabilities	$0	$466	$231	$697

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	March 31, 2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,915	$26,599	$240	$0	$26,839
Municipalities	352	0	460	0	460
Public utilities	44	0	57	0	57
Sovereign and supranational	534	0	670	0	670
Other corporate	23	0	30	0	30
Commercial mortgage and other loans	10,847	0	0	10,898	10,898
Other investments (1)	18	0	18	0	18
Total assets	$33,733	$26,599	$1,475	$10,898	$38,972
Liabilities:
Other policyholders’ funds	$7,367	$0	$0	$7,258	$7,258
Notes payable (excluding leases)	7,937	0	8,303	269	8,572
Total liabilities	$15,304	$0	$8,303	$7,527	$15,830
(1) Excludes policy loans of $242 and equity method investments of $1,110, at carrying value

	December 31, 2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$23,445	$28,810	$260	$0	$29,070
Municipalities	377	0	499	0	499
Public utilities	47	0	61	0	61
Sovereign and supranational	571	0	736	0	736
Other corporate	24	0	33	0	33
Commercial mortgage and other loans	10,554	0	0	10,655	10,655
Other investments (1)	26	0	26	0	26
Total assets	$35,044	$28,810	$1,615	$10,655	$41,080
Liabilities:
Other policyholders’ funds	$7,824	$0	$0	$7,709	$7,709
Notes payable (excluding leases)	7,745	0	8,396	288	8,684
Total liabilities	$15,569	$0	$8,396	$7,997	$16,393
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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	March 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,432	$1,359	$0	$35,791
Total government and agencies	34,432	1,359	0	35,791
Municipalities:
Third party pricing vendor	0	2,901	0	2,901
Total municipalities	0	2,901	0	2,901
Mortgage- and asset-backed securities:
Third party pricing vendor	0	406	0	406
Broker/other	0	574	204	778
Total mortgage- and asset-backed securities	0	980	204	1,184
Public utilities:
Third party pricing vendor	0	9,720	0	9,720
Broker/other	0	0	479	479
Total public utilities	0	9,720	479	10,199
Sovereign and supranational:
Third party pricing vendor	0	1,207	0	1,207
Broker/other	0	0	68	68
Total sovereign and supranational	0	1,207	68	1,275
Banks/financial institutions:
Third party pricing vendor	0	11,547	0	11,547
Broker/other	0	0	28	28
Total banks/financial institutions	0	11,547	28	11,575
Other corporate:
Third party pricing vendor	0	37,500	0	37,500
Broker/other	0	0	319	319
Total other corporate	0	37,500	319	37,819
Total securities available for sale	$34,432	$65,214	$1,098	$100,744
Equity securities, carried at fair value:
Third party pricing vendor	$971	$81	$0	$1,052
Broker/other	0	0	122	122
Total equity securities	$971	$81	$122	$1,174

	March 31, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$26,599	$240	$0	$26,839
Total government and agencies	26,599	240	0	26,839
Municipalities:
Third party pricing vendor	0	460	0	460
Total municipalities	0	460	0	460
Public utilities:
Third party pricing vendor	0	57	0	57
Total public utilities	0	57	0	57
Sovereign and supranational:
Third party pricing vendor	0	670	0	670
Total sovereign and supranational	0	670	0	670
Other corporate:
Third party pricing vendor	0	30	0	30
Total other corporate	0	30	0	30
Total securities held to maturity	$26,599	$1,457	$0	$28,056

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$36,032	$1,318	$0	$37,350
Total government and agencies	36,032	1,318	0	37,350
Municipalities:
Third party pricing vendor	0	3,018	0	3,018
Total municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities:
Third party pricing vendor	0	364	0	364
Broker/other	0	450	224	674
Total mortgage- and asset-backed securities	0	814	224	1,038
Public utilities:
Third party pricing vendor	0	10,395	0	10,395
Broker/other	0	0	422	422
Total public utilities	0	10,395	422	10,817
Sovereign and supranational:
Third party pricing vendor	0	1,334	0	1,334
Broker/other	0	0	48	48
Total sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions:
Third party pricing vendor	0	12,036	0	12,036
Broker/other	0	0	24	24
Total banks/financial institutions	0	12,036	24	12,060
Other corporate:
Third party pricing vendor	0	39,886	0	39,886
Broker/other	0	32	299	331
Total other corporate	0	39,918	299	40,217
Total securities available for sale	$36,032	$68,833	$1,017	$105,882
Equity securities, carried at fair value:
Third party pricing vendor	$1,095	$86	$0	$1,181
Broker/other	0	0	102	102
Total equity securities	$1,095	$86	$102	$1,283

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,810	$260	$0	$29,070
Total government and agencies	28,810	260	0	29,070
Municipalities:
Third party pricing vendor	0	499	0	499
Total municipalities	0	499	0	499
Public utilities:
Third party pricing vendor	0	61	0	61
Total public utilities	0	61	0	61
Sovereign and supranational:
Third party pricing vendor	0	736	0	736
Total sovereign and supranational	0	736	0	736
Other corporate:
Third party pricing vendor	0	33	0	33
Total other corporate	0	33	0	33
Total securities held to maturity	$28,810	$1,589	$0	$30,399

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

To determine the fair value of its interest rate derivatives, the Company uses inputs that are generally observable in the market or can be derived from observable market data. Interest rate swaps are cleared trades. In a cleared swap contract, the clearinghouse provides benefits to the counterparties similar to contracts listed for investment traded on an exchange since it maintains a daily margin to mitigate counterparties' credit risk. These derivatives are priced using observable inputs, accordingly, they are classified as Level 2. For its interest rate swaptions, the Company estimates their fair values using observable market data, including interest rate curves and volatility. Their fair values are also classified as Level 2.

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

Three Months Ended March 31, 2021
	Fixed Maturity Securities								Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities		Public Utilities	Sovereign and Supranational		Banks/ Financial Institutions	Other Corporate			Foreign Currency Swaps	Total
Balance, beginning of period	$224		$422	$48		$24	$299		$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0		0	0		0	0		9	19	28
Unrealized gains (losses) included in other comprehensive income (loss)	(15)		(18)	(3)		(1)	(12)		0	(1)	(50)
Purchases, issuances, sales and settlements:
Purchases	10		78	0		5	0		11	0	104
Issuances	0		0	0		0	0		0	0	0
Sales	0		0	0		0	0		0	0	0
Settlements	0		(3)	0		0	0		0	0	(3)
Transfers into Level 3	0		0	23	(2)	0	32	(2)	0	0	55
Transfers out of Level 3	(15)	(3)	0	0		0	0		0	0	(15)
Balance, end of period	$204		$479	$68		$28	$319		$122	$(80)	$1,140
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0		$0	$0		$0	$0		$0	$19	$19
(1) Derivative assets and liabilities are presented net
(2) Transfer due to a lack of availability of observable market inputs
(3) Transfer due to availability of observable market inputs

Three Months Ended March 31, 2020
	Fixed Maturity Securities					Equity Securities	Derivatives (1)
(In millions)	Mortgage- and Asset- Backed Securities		Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$178		$224	$23	$262	$80	$43	$810
Net investment gains (losses) included in earnings	0		0	0	0	0	(185)	(185)
Unrealized gains (losses) included in other comprehensive income (loss)	1		(8)	0	(17)	0	(4)	(28)
Purchases, issuances, sales and settlements:
Purchases	0		83	0	0	2	0	85
Issuances	0		0	0	0	0	0	0
Sales	0		0	0	0	0	0	0
Settlements	0		(1)	0	0	0	0	(1)
Transfers into Level 3	9	(2)	0	0	0	0	0	9
Transfers out of Level 3	0		0	0	0	0	0	0
Balance, end of period	$188		$298	$23	$245	$82	$(146)	$690
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0		$0	$0	$0	$0	$(185)	$(185)
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

March 31, 2021
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$204	Consensus pricing	Offered quotes	N/A			(a)
Public utilities	479	Discounted cash flow	Credit spreads	N/A			(a)
Sovereign and supranational	68	Discounted cash flow	Historical volatility	N/A			(a)
Banks/financial institutions	28	Consensus pricing	Offered quotes	N/A			(a)
Other corporate	319	Discounted cash flow	Credit spreads	N/A			(a)
Equity securities	122	Net asset value	Offered quotes	N/A			(a)
Other assets:
Foreign currency swaps	73	Discounted cash flow	Interest rates (USD)	1.78%	-	2.20%	(b)
			Interest rates (JPY)	.16%	-	.57%	(c)
			CDS spreads	26 bps	-	127 bps
	65	Discounted cash flow	Interest rates (USD)	1.78%	-	2.20%	(b)
			Interest rates (JPY)	.16%	-	.57%	(c)
Total assets	$1,358
Liabilities:
Other liabilities:
Foreign currency swaps	$140	Discounted cash flow	Interest rates (USD)	1.78%	-	2.20%	(b)
			Interest rates (JPY)	.16%	-	.57%	(c)
			CDS spreads	27 bps	-	201 bps
	78	Discounted cash flow	Interest rates (USD)	1.78%	-	2.20%	(b)
			Interest rates (JPY)	.16%	-	.57%	(c)
Total liabilities	$218
(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.
(b) Inputs derived from U.S. long-term rates to accommodate long maturity nature of the Company's swaps
(c) Inputs derived from Japan long-term rates to accommodate long maturity nature of the Company's swaps

December 31, 2020
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

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4 and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

6.    POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Unpaid supplemental health claims, beginning of period	$4,389	$3,968
Less reinsurance recoverables	39	31
Net balance, beginning of period	4,350	3,937
Add claims incurred during the period related to:
Current year	1,859	1,837
Prior years	(320)	(136)
Total incurred	1,539	1,701
Less claims paid during the period on claims incurred during:
Current year	511	556
Prior years	1,061	1,144
Total paid	1,572	1,700
Effect of foreign exchange rate changes on unpaid claims	(162)	12
Net balance, end of period	4,155	3,950
Add reinsurance recoverables	37	33
Unpaid supplemental health claims, end of period	4,192	3,983
Unpaid life claims, end of period	756	710
Total liability for unpaid policy claims	$4,948	$4,693

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $320 million for the three-month period ended March 31, 2021 comprises approximately $101 million from Japan and $219 million from the U.S., representing approximately 32% and 68% of the total, respectively. Excluding the impact of foreign exchange of a gain of approximately $1 million from December 31, 2020 to March 31, 2021, the favorable claims development in Japan would have been approximately $100 million, representing approximately 31% of the total. The U.S. portion of the favorable claims development includes $137 million related to refinements in estimates for COVID and non-COVID claims as experience emerged.

The Company has experienced continued favorable claim trends in 2021 for its core health products in Japan. During the first quarter of 2021, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits, and was staying home more. This resulted in lower sickness, accident, and cancer incurred claims. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $942 million and $1.0 billion as of March 31, 2021 and December 31, 2020, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $972 million and $1.0 billion as of March 31, 2021 and December 31, 2020, respectively. The spot yen/dollar exchange rate weakened by approximately 6.5% and ceded reserves decreased approximately 6.4% from December 31, 2020 to March 31, 2021.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended March 31,
(In millions)	2021	2020
Direct premium income	$4,652	$4,772
Ceded to other companies:
Ceded Aflac Japan closed blocks	(114)	(116)
Other	(19)	(24)
Assumed from other companies:
Retrocession activities	48	49
Other	26	0
Net premium income	$4,593	$4,681

Direct benefits and claims	$2,776	$3,028
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(99)	(105)
Eliminations	8	10
Other	(8)	(25)
Assumed from other companies:
Retrocession activities	42	41
Eliminations	(8)	(10)
Other	24	0
Benefits and claims, net	$2,735	$2,939

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥120 billion of reserves. This reinsurance facility agreement was renewed in 2020 and is effective until December 31, 2021. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of March 31, 2021, the Company has not executed a reinsurance treaty under this committed reinsurance facility.
8.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	March 31, 2021	December 31, 2020
3.625% senior notes due June 2023	$698	$698
3.625% senior notes due November 2024	747	747
3.25% senior notes due March 2025	448	448
1.125% senior sustainability notes due March 2026	397	0
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	991	990
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	111	119
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	540	578
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	113	121
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	119	127
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	263	282
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	84	90
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	185	198
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	136	146
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	88	94
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	95	101
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	80	85
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	57	61
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	538	575
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	270	289
Yen-denominated loans:
Variable interest rate loan due September 2026 (.43% in 2021 and 2020, principal amount ¥5.0 billion)	45	48
Variable interest rate loan due September 2029 (.58% in 2021 and 2020, principal amount ¥25.0 billion)	224	240
Finance lease obligations payable through 2027	14	11
Operating lease obligations payable through 2049	137	143
Total notes payable and lease obligations	$8,088	$7,899
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In March 2021, the Parent Company issued $400 million of senior sustainability notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 1.125% per annum, payable semi-annually, and will mature in March 2026. The Company intends, but is not contractually committed, to allocate an amount at least equivalent to the net proceeds from this issuance exclusively to existing or future investments in, or financing of, assets, businesses or projects that meet the eligibility criteria of the Company's sustainability bond framework described in the offering documentation in connection with such notes. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S. Treasury security with a maturity comparable to the remaining term of the notes, plus 10 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

A summary of the Company's lines of credit as of March 31, 2021 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 17, 2021	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) LIBOR adjusted for certain costs or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2021	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 2, 2021(2)	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 25, 2021	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 7, 2021(3)	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2022	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2022	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement
(2)Renewed in April 2021 with an expiration date April 1, 2022
(3)Renewed in April 2021 with an expiration date of April 7, 2022
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
AGV Management Services Japan K.K.(1)	uncommitted revolving	364 days	May 1, 2021	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 1, 2021	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2022	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2022	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2021. No events of default or defaults occurred during the three-month period ended March 31, 2021.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

9.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the three-month periods ended March 31.

(In thousands of shares)	2021	2020
Common stock - issued:
Balance, beginning of period	1,351,018	1,349,309
Exercise of stock options and issuance of restricted shares	1,261	1,341
Balance, end of period	1,352,279	1,350,650
Treasury stock:
Balance, beginning of period	658,564	622,516
Purchases of treasury stock:
Share repurchase program	13,440	9,984
Other	378	508
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(387)	(468)
Exercise of stock options	(211)	(45)
Other	(212)	(227)
Balance, end of period	671,572	632,268
Shares outstanding, end of period	680,707	718,382

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

	Three Months Ended March 31,
(In thousands)	2021	2020
Anti-dilutive share-based awards	1	744

Share Repurchase Program

During the first three months of 2021, the Company repurchased 13.4 million shares of its common stock for $650 million as part of its share repurchase program. During the first three months of 2020, the Company repurchased 10.0 million shares of its common stock for $449 million as part of its share repurchase program. As of March 31, 2021, a remaining balance of 85.7 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended March 31, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(565)	(1,583)	1	(4)	(2,151)
Amounts reclassified from accumulated other comprehensive income (loss)	0	16	0	8	24
Net current-period other comprehensive income (loss)	(565)	(1,567)	1	4	(2,127)
Balance at March 31, 2021	$(1,674)	$8,794	$(33)	$(280)	$6,807
All amounts in the table above are net of tax.

Three Months Ended March 31, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	80	(3,359)	(2)	(6)	(3,287)
Amounts reclassified from accumulated other comprehensive income (loss)	0	6	0	6	12
Net current-period other comprehensive income (loss)	80	(3,353)	(2)	0	(3,275)
Balance at March 31, 2020	$(1,543)	$6,043	$(35)	$(277)	$4,188
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended March 31, 2021
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(20)	Net investment gains (losses)
	4	Tax (expense) or benefit(1)
	$(16)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(10)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(8)	Net of tax
Total reclassifications for the period	$(24)	Net of tax
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

10.    SHARE-BASED COMPENSATION

As of March 31, 2021, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of March 31, 2021, approximately 36.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of March 31, 2021, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at March 31, 2021.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	2,534	4.0	$52	$30.54
Exercisable	2,474	3.9	51	30.41

The Company received cash from the exercise of stock options in the amount of $15 million during the first three months of 2021, compared with $6 million in the first three months of 2020. The tax benefit realized as a result of stock option exercises and restricted stock releases was $14 million in the first three months of 2021, compared with $17 million in the first three months of 2020.

As of March 31, 2021, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards was $68 million, of which $32 million (1.7 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 2.0 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the three-month period ended March 31, 2021.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2020	2,580	$48.57
Granted in 2021	1,296	46.96
Canceled in 2021	(11)	51.82
Vested in 2021	(1,183)	46.23
Restricted stock at March 31, 2021	2,682	$48.66

In February 2021, the Company granted 474 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model. The model discounts the value of the stock at the assumed vesting date based on the risk-free interest rate. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

For additional information on the Company's long-term share-based compensation plans and the types of share-based awards, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2020 Annual Report.

11.    BENEFIT PLANS

The Company has funded defined benefit plans in Japan and the U.S., however the U.S. plan was frozen to new participants effective October 1, 2013. The Company also maintains non-qualified, unfunded supplemental retirement plans that provide defined pension benefits in excess of limits imposed by federal tax law for certain Japanese, U.S. and former employees, however the U.S. plan was frozen to new participants effective January 1, 2015. U.S. employees who are not participants in the defined benefit plan receive a nonelective 401(k) employer contribution. Effective January 1, 2021, the Company increased this nonelective contribution to 4% of an employee's annual cash compensation.

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) of $7 million and $6 million for the three-month periods ended March 31, 2021 and 2020, respectively. Total net periodic cost includes the following components:

	Three Months Ended March 31,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6	$6	$7	$7	$0	$0
Interest cost	1	1	8	8	0	0
Expected return on plan assets	(2)	(2)	(10)	(9)	0	0
Amortization of net actuarial loss	1	1	8	6	1	1
Net periodic (benefit) cost	$6	$6	$13	$12	$1	$1

During the three months ended March 31, 2021, Aflac Japan contributed approximately $10 million (using the weighted-average yen/dollar exchange rate for the three-month period ended March 31, 2021) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

12.    COMMITMENTS AND CONTINGENT LIABILITIES

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by March 31, 2021. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the three-month period ended March 31, 2021 were immaterial.

13.    SUBSEQUENT EVENTS

In April 2021, the Parent Company issued five series of senior notes totaling ¥82.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥30.0 billion, bears interest at a fixed rate of .633% per annum, payable semi-annually, and will mature in April 2031. The second series, which totaled ¥12.0 billion, bears interest at a fixed rate of .844% per annum, payable semi-annually, and will mature in April 2033. The third series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.039% per annum, payable semi-annually, and will mature in April 2036. The fourth series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.264% per annum, payable semi-annually, and will mature in April 2041. The fifth series, which totaled ¥20.0 billion, bears interest at a fixed rate of 1.560% per annum, payable semi-annually, and will mature in April 2051. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 provides a safe harbor to encourage companies to provide prospective information, so long as those informational statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those included in the forward-looking statements. Aflac Incorporated (the Parent Company) and its subsidiaries (collectively with the Parent Company, the Company) desire to take advantage of these provisions. This report contains cautionary statements identifying important factors that could cause actual results to differ materially from those projected herein, and in any other statements made by Company officials in communications with the financial community and contained in documents filed with the Securities and Exchange Commission (SEC). Forward-looking statements are not based on historical information and relate to future operations, strategies, financial results or other developments. Furthermore, forward-looking information is subject to numerous assumptions, risks and uncertainties. In particular, statements containing words such as the ones listed below or similar words, as well as specific projections of future results, generally qualify as forward-looking. The Company undertakes no obligation to update such forward-looking statements.

• expect	• anticipate	• believe	• goal	• objective
• may	• should	• estimate	• intends	• projects
• will	• assumes	• potential	• target	• outlook

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•difficult conditions in global capital markets and the economy, including those caused by COVID-19
•defaults and credit downgrades of investments
•exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing judgments applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•concentration of the Company's investments in any particular single-issuer or sector
•the effects of COVID-19, and any resulting economic effects and government interventions, on the Company's business and financial results
•ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•events related to the Japan Post investigation and other matters
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics (such as the coronavirus COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the three-month periods ended March 31, 2021 and 2020, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). In this MD&A, amounts may not foot due to rounding. For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part II. Other Information.
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

COVID-19

The impact of the COVID-19 global pandemic on the Company continues to evolve, and its future effects remain uncertain. At the onset of the pandemic in 2020, the majority of the Company’s employees in Japan and the U.S. shifted to remote working environments, with returns to office undertaken as warranted by local conditions. Both Aflac Japan and Aflac U.S. have taken measures to address employee health and safety and increase employees’ ability to develop and maintain more flexible working conditions, and operations remained stable throughout the first quarter of 2021. The Company also took prompt action at the beginning of the pandemic to strengthen its capital and liquidity position, and continues to monitor its investment portfolios to adjust to market conditions. Both Aflac Japan and Aflac U.S. have accelerated investments in digital initiatives to improve productivity, efficiency and customer service over the long term.

In the first quarter of 2021, Aflac U.S. experienced a significant decrease in sales, compared to pre-pandemic levels of the first quarter of 2020, due to the ongoing effects of the pandemic and related government, community and individual responses. Sales for Aflac Japan were relatively flat as compared to the first quarter of 2020. Pandemic-related claims and associated reserve increases in both Japan and the U.S. have not materially impacted financial results in the first quarter of 2021 and were more than offset by a reduction in claims related to non-COVID-19 medical needs. The pandemic’s impact on economic conditions have contributed to sales declines, pressuring premium growth rates. This has been partially offset by lower lapse rates in the U.S. The Company has not experienced material realized losses or impairments and credit losses associated with the pandemic. The Company continues to closely monitor the effects and risks of COVID-19 to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position. Those impacts may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other measures the Company provided under 2021 Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2020 Annual Report.

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

The Company remains committed to prudent liquidity and capital management. In terms of repurchases, the Company remains in the market and is being tactical in its approach to repurchasing its stock. The Company believes that this approach will allow it to increase or decrease repurchase activity depending on how the pandemic and market conditions evolve.

The Company is committed to maintaining a strong Aflac Japan solvency margin ratio (SMR) and Aflac U.S. risk-based capital (RBC) ratios.

The Company regularly evaluates adjustments to its foreign currency-hedging program in Aflac Japan to mitigate hedging cost and settlement risk while maintaining a strong SMR, including the possibility of changing the level of hedging employed with the U.S dollar-denominated investments. See the Liquidity and Capital Resources section of this MD&A for additional information regarding other potential sources of liquidity and capital resources.

•Investment Portfolio

The Company's investment portfolio was well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and de-risking activity in prior periods contributed to the current quality of the Company’s investments. Although economic and market conditions have continued to improve, the Company remains cautious about the continued path of the recovery and the potential longer term impacts on certain sectors most vulnerable to the impacts of the pandemic. The Company continues working with certain issuers to provide temporary relief of terms by providing payment deferrals and other modifications or waivers where the Company believes it improves its overall position. For additional information on these loan modifications, see Note 3 of the Notes to the Consolidated Financial Statements.

•Crisis Management

The Company established command centers in Japan and the U.S. to monitor and communicate pandemic developments to the Company's leadership. The command centers participate in regular updates to the Company's leadership, including government and regulatory actions, operations, employee policies and conditions and distribution status. In addition, capital market, central bank and government stimulus updates are provided, as well as updates on cybersecurity, including with respect to the Company's remote workforce. Moreover, the Company's financial leadership group has been meeting more frequently since the onset of the pandemic and has focused on the capital markets, capital and liquidity position, stress testing and any defensive actions that may be necessary as the crisis unfolds.

•Aflac Japan initiatives

Aflac Japan has maintained certain measures implemented at the onset of the pandemic, such as working from home, staggered work hours and limitations on the number of personnel attending in-person meetings. As of March 31, 2021, Aflac Japan had approximately 58% of its workforce working remotely. Aflac Japan continues to evaluate return to the office measures; however, throughout the development of the pandemic, Aflac Japan has evaluated its operational capabilities and anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations.

Aflac Japan also continues to maintain several additional actions taken for its employees including travel restrictions and extended paid leave.

Aflac Japan remains focused on generating new business to existing and prospective customers through direct mail and digital methods. Aflac Japan has also accelerated investments in digital and paperless initiatives designed to increase long term productivity, efficiency, customer service and business continuity.

•Aflac U.S. and Corporate and Other initiatives

The Parent Company and Aflac U.S. continue to maintain certain measures that were implemented at the onset of the pandemic, including restrictions on travel and in-person meetings applicable to U.S. employees and required work from home directives across their U.S. work force. As of March 31, 2021, over 90% of U.S. employees were working remotely. The Company currently anticipates that a return to the worksite for U.S. based employees of the Parent Company and Aflac U.S. will be conducted in phases beginning no sooner than the second half of 2021, subject to factors including the availability of treatments and vaccines, the return schedule of school systems and the availability of child care, the number of COVID–19 cases and the COVID–19 replication rate in areas of the U.S. where the Company has significant operations. However, Aflac U.S. anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations. The Parent Company and Aflac U.S. continue to maintain employee and worksite safety measures including travel restrictions, building access restrictions and in-person meeting restrictions.

Aflac U.S. also continues to maintain several actions taken for its employees. These include a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

Aflac U.S. policy sales, enrollment and agent recruiting functions are highly dependent upon face-to-face interaction between independent agents and brokers with prospective and new customers and agents. Opportunities for such interaction continue to be significantly reduced by reactions to the pandemic, such as social distancing, shelter in place orders and work from home initiatives. Further, Aflac U.S. has also accelerated investments in digital initiatives designed to improve long term productivity, efficiency and customer service. Aflac U.S. is in its third year of the build-out of the Consumer Markets business for the digital direct-to-consumer sale of insurance and sales made through that platform have continued to grow.

•Major government initiatives

Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy.

In January 2021, in response to the spread of COVID-19, the Government of Japan issued a State of Emergency Declaration covering 11 prefectures, including Tokyo and Osaka. The declaration was lifted in stages in areas where improvements in infection rates and lower healthcare system utilization were observed, and it was lifted in all areas on March 21, 2021. On April 23, 2021, due to the continued spread of COVID-19, the Government of Japan issued a new State of Emergency Declaration covering four prefectures, including Tokyo and Osaka, from April 25, 2021 until May 11, 2021, depending on circumstances, this state of emergency may be extended. Additionally, certain local governments continue to request a reduction of the onsite workforce and restraint from non-urgent traveling.

The Financial Services Agency (FSA) has requested that financial service providers in Japan respond appropriately while continuing their essential operations. This request includes insurance companies, which have been asked to continue essential operations such as benefits and claims payment, including policyholder loans. Moreover, following the expansion of the impact of COVID-19, the FSA requested insurance companies to consider flexible interpretation and application of insurance policy provisions and measures required for products from the standpoint of protecting policyholders. In accordance with the FSA’s request, Aflac Life Insurance Japan Ltd. implemented a measure to pay accidental death benefits and accidental serious disability benefits under its accidental death benefit rider in cases of death or specified serious disabilities from COVID-19.

Throughout the pandemic, Aflac Japan has also followed the guidance of the FSA in terms of treating customers with care, ensuring ease and timeliness of claims payments and extended coverage for temporary medical facilities and telemedicine in certain circumstances, and waiver of interest on certain policyholder loans. In January 2021, the grace period on premium payments was extended to July 31, 2021 for the policyholders who live in areas under the state of emergency and in February 2021, the scope was expanded to all regions in Japan. Policyholders are required to file for relief through this extension.

During 2021, in response to fluctuations in COVID-19 infection rates and the declaration of a state of emergency by the Government of Japan, Aflac Japan has responded to requests of the Government of Japan and local governments while also giving priority to customer service quality and business continuity.

In the U.S., initial statewide shelter in place or stay at home orders were lifted although reopening plans have been paused or reversed in certain states experiencing an increase in cases, and shelter in place orders have been reinstated in some areas.

Throughout the pandemic, Aflac U.S. has taken steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. As of March 31, 2021, premium grace periods remained in effect in nine states, Puerto Rico and the District of Columbia. Aflac U.S. experienced some increase in policy lapses in the first quarter of 2021 in certain states where premium grace periods expired. If the premium grace periods continue to expire throughout 2021, Aflac U.S. would expect an increase in lapse rates, and a decrease in corresponding persistency rates.

The U.S. government took action in response to the COVID-19 pandemic by providing broad-based relief and economic support to all aspects of the economy.

The American Rescue Plan (ARP) Act of 2021 was signed into law in March 2021 and was designed to provide approximately $1.9 trillion in financial stimulus in the form of financial aid to individuals, businesses, nonprofits, states, and municipalities. Among other measures, the ARP Act provides funding for vaccines and testing; for states, tribal and local governments; and for small businesses. The ARP Act also expands eligibility for the Paycheck Protection Program created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act enacted in March 2020.

Performance Highlights

Total revenues were $5.9 billion in the first quarter of 2021, compared with $5.2 billion in the first quarter of 2020. Net earnings were $1.3 billion, or $1.87 per diluted share in the first quarter of 2021, compared with $566 million, or $.78 per diluted share, in the first quarter of 2020, driven by higher net investment gains.

Results in the first quarter of 2021 included pretax net investment gains of $307 million, compared with net investment losses of $463 million in the first quarter of 2020. Net investment gains in the first quarter of 2021 included a decrease in credit loss allowances of $22 million; $364 million of net gains from certain derivative and foreign currency gains or losses; $68 million of net losses on equity securities; and $11 million of net losses from sales and redemptions.

The average yen/dollar exchange rate(1) for the three-month period ended March 31, 2021 was 105.88, or 2.8% stronger than the average yen/dollar exchange rate of 108.84 for the same period in 2020.

Adjusted earnings(2) in the first quarter of 2021 were $1.1 billion, or $1.53 per diluted share, compared with $882 million, or $1.21 per diluted share, in the first quarter of 2020. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $.02.

Total investments and cash at March 31, 2021 were $143.3 billion, compared with $137.0 billion at March 31, 2020. In the first quarter of 2021, Aflac Incorporated repurchased $650 million, or 13.4 million of its common shares. At March 31, 2021, the Company had 85.7 million remaining shares authorized for repurchase.

Shareholders’ equity was $32.1 billion, or $47.16 per share, at March 31, 2021, compared with $26.4 billion, or $36.75 per share, at March 31, 2020. Shareholders’ equity at March 31, 2021 included a net unrealized gain on investment securities and derivatives of $8.8 billion, compared with a net unrealized gain of $6.0 billion at March 31, 2020. Shareholders’ equity at March 31, 2021 also included an unrealized foreign currency translation loss of $1.7 billion, compared with an unrealized foreign currency translation loss of $1.5 billion at March 31, 2020. The annualized return on average shareholders’ equity in the first quarter of 2021 was 15.8%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $25.3 billion, or $37.16 per share at March 31, 2021, compared with $22.2 billion, or $30.92 per share, at March 31, 2020. The annualized adjusted return on equity excluding foreign currency impact(2) in the first quarter of 2021 was 16.7%.

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

This document includes references to the Company's financial performance measures which are not calculated in accordance with U.S. generally accepted accounting principles (GAAP) (non-U.S. GAAP). The financial measures exclude items that the Company believes may obscure the underlying fundamentals and trends in the Company's insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with its insurance operations.

Due to the size of Aflac Japan,where the functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. A significant portion of the Company's business is conducted in yen and never converted into dollars but translated into dollars for U.S. GAAP reporting purposes. Management evaluates the Company's financial performance both including and excluding the impact of foreign currency translation to monitor, respectively, cumulative currency impacts on book value and the currency-neutral operating performance over time. The average yen/dollar exchange rate is based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).

The Company defines the non-U.S. GAAP financial measures included in this document as follows:

•Adjusted earnings are adjusted revenues less benefits and adjusted expenses. Adjusted earnings per share (basic or diluted) are adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding adjusted net investment gains and losses. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance. Management uses adjusted earnings and adjusted earnings per diluted share to evaluate the financial performance of its insurance operations on a consolidated basis and believes that a presentation of these financial measures is vitally important to an understanding of its underlying profitability drivers and trends of the Company's insurance business. The most comparable U.S. GAAP financial measure is net earnings and net earnings per share, respectively.

•Adjusted net investment gains and losses are net investment gains and losses adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity, ii) net interest cash flows from foreign currency and interest rate derivatives associated with certain investment strategies, which are both reclassified to net investment income, and iii) the impact of interest cash flows from derivatives associated with notes payable, which is reclassified to interest expense as a component of total adjusted expenses. The Company considers adjusted net investment gains and losses important as it represents the remainder amount that is considered outside management’s control, while excluding the components that are within management’s control and are accordingly reclassified to net investment income and interest expense. The most comparable U.S. GAAP financial measure is net investment gains and losses.

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency-derivatives to hedge certain foreign exchange risks in the Company's Japan segment or in the Corporate and Other segment. These amortized hedge costs/income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight line basis over the term of the hedge. The Company believes that amortized hedge costs/income measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income. There is no comparable U.S. GAAP financial measure for amortized hedge costs/income

•Adjusted earnings excluding current period foreign currency impact are computed using the average foreign currency exchange rate for the comparable prior-year period, which eliminates fluctuations driven solely by foreign currency exchange rate changes. Adjusted earnings per diluted share excluding current period foreign currency impact are adjusted earnings excluding current period foreign currency impact divided by the weighted average outstanding diluted shares for the period presented. The Company considers adjusted earnings excluding current period foreign currency impact and adjusted earnings per diluted share excluding current period foreign currency impact important because a significant portion of the Company's business is conducted in Japan and foreign exchange rates are outside of management’s control; therefore, the Company believes it is important to understand the impact of translating foreign currency (primarily Japanese yen) into U.S. dollars. The most comparable U.S. GAAP financial measures for adjusted earnings excluding current period foreign currency impact and adjusted earnings per diluted share excluding current period foreign currency impact are net earnings and net earnings per share, respectively.

•Adjusted book value is the U.S. GAAP book value (representing total shareholders' equity), less AOCI as recorded on the U.S. GAAP balance sheet. The Company considers adjusted book value important as it excludes AOCI, which fluctuates due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure is total book value.

•Adjusted return on equity (ROE) excluding foreign currency impact is calculated using adjusted earnings excluding current period foreign currency impact divided by average shareholders’ equity, excluding AOCI. The Company considers adjusted return on equity excluding foreign currency impact important as it excludes changes in foreign currency and components of AOCI, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure is return on average equity as determined using net earnings and average total shareholders’ equity.

•U.S. dollar-denominated investment income excluding foreign currency impact is determined using the average foreign currency exchange rate for the comparable prior year period. The Company considers U.S. dollar-denominated investment income excluding foreign currency impact important as it eliminates the impact of foreign currency changes on the Aflac Japan segment results, which are outside management's control. The most comparable U.S. GAAP financial measure for U.S. dollar-denominated investment income excluding foreign currency impact is the corresponding net investment income amount from the U.S. dollar denominated investments translated to yen.

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP financial measures of net earnings and net earnings per diluted share, respectively.
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share
	Three Months Ended March 31,
	2021	2020	2021	2020
Net earnings	$1,293	$566	$1.87	$.78
Items impacting net earnings:
Adjusted net investment (gains) losses (2)	(304)	448	(.44)	.62
Other and non-recurring (income) loss	6	15	.01	.02
Income tax (benefit) expense on items excluded from adjusted earnings	62	(146)	.09	(.20)
Adjusted earnings	1,058	882	1.53	1.21
Current period foreign currency impact (3)	(13)	N/A	(.02)	N/A
Adjusted earnings excluding current period foreign currency impact	$1,045	$882	$1.51	$1.21
(1) Amounts may not foot due to rounding.
(2) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below
(3) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses(1)

	Three Months Ended March 31,
(In millions)	2021	2020
Net investment (gains) losses	$(307)	$463
Items impacting net investment (gains) losses:
Amortized hedge costs	(19)	(55)
Amortized hedge income	17	29
Net interest cash flows from derivatives associated with certain investment strategies	(8)	(6)
Interest rate component of the change in fair value of foreign currency swaps on notes payable	14	16
Adjusted net investment (gains) losses	$(304)	$448
(1) Amounts may not foot due to rounding.

The Company's investment strategy is to invest primarily in fixed maturity securities to provide a reliable stream of investment income, which is one of the drivers of the Company’s growth and profitability. This investment strategy incorporates asset-liability matching (ALM) to align the expected cash flows of the portfolio to the needs of the Company's liability structure. The Company does not purchase securities with the intent of generating investment gains or losses. However, investment gains and losses may be realized as a result of changes in the financial markets and the creditworthiness of specific issuers, tax planning strategies, and/or general portfolio management and rebalancing. The realization of investment gains and losses is independent of the underwriting and administration of the Company's insurance products. Net investment gains and losses excluded from adjusted earnings include the following:
•Securities Transactions
•Credit Losses
•Changes in the Fair Value of Equity Securities
•Certain Derivative and Foreign Currency Activities.

Securities Transactions, Credit Losses and Changes in the Fair Value of Equity Securities

Securities transactions include gains and losses from sales and redemptions of investments where the amount received is different from the amortized cost of the investment. Credit losses include losses for held-to-maturity fixed maturity securities, available-for-sale fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables. Changes in the fair value of equity securities are the result of gains or losses driven by fluctuations in market prices.

Certain Derivative and Foreign Currency Activities

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

Other items excluded from adjusted earnings included integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs amounted to $6 million for the three-month period ended March 31, 2021.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 19.4% for the three-month period ended March 31, 2021, compared with 21.4% for the same period in 2020. The combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. For additional information, see Critical Accounting Estimates - Income Taxes section of the MD&A in the 2020 Annual Report.

The Company expects that its effective tax rate for future periods will be approximately 20%. The effective tax rate continues to be subject to future tax law changes both in the U.S. and in foreign jurisdictions. See risk factor entitled "Tax rates applicable to the Company may change" in the 2020 Annual Report for more information.

Foreign Currency Translation

Aflac Japan’s premiums and a significant portion of its investment income are received in yen, and its claims and most expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. Yen-denominated income statement accounts are translated to U.S. dollars using a weighted average Japanese yen/U.S. dollar foreign exchange rate, except realized gains and losses on security transactions which are translated at the exchange rate on the trade date of each transaction. Yen-denominated balance sheet accounts are translated to U.S. dollars using a spot Japanese yen/U.S. dollar foreign exchange rate.

RESULTS OF OPERATIONS BY SEGMENT

U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. Businesses that are not individually reportable, such as the Parent Company, asset management subsidiaries and other business activities, including reinsurance retrocession activities, are included in the Corporate and other segment. See the Item 1. Business section of the 2020 Annual Report for a summary of each segment's products and distribution channels.

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

Aflac Japan Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2021	2020
Net premium income	$3,123	$3,150
Net investment income: (1)
Yen-denominated investment income	328	322
U.S. dollar-denominated investment income	397	375
Net investment income	724	697
Amortized hedge costs related to certain foreign currency exposure management strategies	19	55
Adjusted net investment income	705	642
Other income (loss)	13	11
Total adjusted revenues	3,841	3,803
Benefits and claims, net	2,135	2,186
Adjusted expenses:
Amortization of deferred policy acquisition costs	172	173
Insurance commissions	187	185
Insurance and other expenses	460	404
Total adjusted expenses	818	762
Total benefits and adjusted expenses	2,954	2,948
Pretax adjusted earnings	$887	$855
Weighted-average yen/dollar exchange rate	105.88	108.84

	In Dollars		In Yen
Percentage change over previous period:	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Net premium income	(.9)%	(.9)%	(3.6)%	(2.1)%
Adjusted net investment income	9.8	5.2	6.9	4.0
Total adjusted revenues	1.0	.0	(1.8)	(1.1)
Pretax adjusted earnings	3.7	2.5	.9	1.2
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(8) and $(6) for the three-month periods ended March 31, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three-month period ended March 31, 2021, Aflac Japan's net premium income decreased, in yen terms, due to an anticipated decrease in first sector premiums as savings products reached premium paid-up status and constrained sales as a result of the COVID-19 pandemic. Adjusted net investment income increased in the three-month period ended March 31, 2021, primarily due to lower hedge costs and higher income from U.S. dollar-denominated assets.
Annualized premiums in force decreased 4.4% to ¥1.41 trillion as of March 31, 2021, compared with ¥1.47 trillion as of March 31, 2020. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching paid up status. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $12.7 billion at March 31, 2021, compared with $13.5 billion at March 31, 2020.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended March 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Adjusted net investment income	6.9%	4.0%	8.5	4.8%
Total adjusted revenues	(1.8)	(1.1)	(1.5)	(1.0)
Pretax adjusted earnings	.9	1.2	2.1	1.7
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2021	2020
Benefits and claims, net	55.6%	57.5%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.5	4.6
Insurance commissions	4.9	4.9
Insurance and other expenses	12.0	10.6
Total adjusted expenses	21.3	20.0
Pretax adjusted earnings	23.1	22.5
Ratios to total premiums:
Benefits and claims, net	68.4%	69.4%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.5	5.5
In the three-month period ended March 31, 2021, the benefit ratio decreased, compared with the same period in the prior year. This is primarily due to the continued change in mix of first and third sector business, favorable third sector claim experience, and higher surrenders in Aflac Japan's medical product. In the three-month period ended March 31, 2021, the adjusted expense ratio increased due to the decrease in total revenues and an increase in expenses, mainly due to increased outsourcing expenses related to system operation, partially offset by decreased DAC amortization caused by lower sales in 2020. In total, the pretax adjusted profit margin increased in the three-month period ended March 31, 2021. For the full year of 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended March 31.

	In Dollars		In Yen
	Three Months		Three Months
(In millions of dollars and billions of yen)	2021	2020	2021	2020
New annualized premium sales	$132	$129	¥14.0	¥14.0
Increase (decrease) over prior period	2.6%	(24.5)%	(.2)%	(25.4)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended March 31.

	Three Months
	2021	2020
Cancer	45.4%	55.5%
Medical	43.3	32.4
Income support	.6	1.2
Ordinary life:
WAYS	.7	.6
Child endowment	.3	.3
Other ordinary life (1)	8.9	9.3
Other	.8	.7
Total	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis decreased .3% in the first quarter of 2021, compared with the same period in 2020, due to the ongoing effects of the COVID-19 pandemic, partially offset by the launch of a new medical product in January 2021.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which has continued into the first quarter of 2021. On March 24, 2021, Japan Post Group announced that it planned to begin resuming proactive sales of financial products on April 1, 2021, which the Company believes will lead to gradual improvement of cancer insurance sales in the second half of the year. For additional information, see the risk factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations," in Item 1A. Risk Factors in the 2020 Annual Report. Beginning in the second quarter of 2020 and continuing into 2021, Aflac Japan experienced a sharp drop-off in total sales, as compared to pre-pandemic levels, due to the ongoing effects of the COVID-19 pandemic.

In response to the COVID-19 pandemic, Aflac Japan continues to promote digital and web-based sales to groups and use of its system that enables smart device-based insurance application by allowing the customer and an Aflac Japan operator to see the same screen through their smart devices. Further, Aflac Japan continues to utilize its virtual sales tool that enables online consultations and policy applications to be completed entirely online.

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the periods ended March 31.

	2021	2020
Independent corporate and individual	54.3%	52.8%
Affiliated corporate (1)	40.6	42.7
Bank	5.1	4.5
Total	100.0%	100.0%
(1) Includes Japan Post

During the three-month period ended March 31, 2021, Aflac Japan recruited 13 new sales agencies. At March 31, 2021, Aflac Japan was represented by more than 8,400 sales agencies, with more than 112,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At March 31, 2021, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

Aflac Japan Investments

The level of investment income in yen is affected by available cash flow from operations, the timing of investing the cash flow, yields on new investments, the effect of yen/dollar exchange rates on U.S. dollar-denominated investment income, and other factors.

As part of the Company's portfolio management and asset allocation process, Aflac Japan invests in yen and U.S. dollar-denominated investments. Yen-denominated investments primarily consist of JGBs, public and private fixed maturity securities and public equity securities. Aflac Japan's U.S. dollar-denominated investments include fixed maturity investments and growth assets, including alternative investments in limited partnerships or similar investment vehicles. Aflac Japan has been investing in both publicly-traded and privately originated U.S. dollar-denominated investment-grade and below-investment-grade fixed maturity securities and loan receivables, and has entered into foreign currency forwards and options to hedge the currency risk on the fair value of a portion of the U.S. dollar investments.

The following table details the investment purchases for Aflac Japan.

	Three Months Ended March 31,
(In millions)	2021	2020
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$1,181	$736
Private placements	196	90
Other fixed maturity securities	107	77
Equity securities	117	3
Other investments	2	0
Total yen-denominated	$1,603	$906

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$606	$527
Infrastructure debt	0	35
Collateralized loan obligations	117	0
Commercial mortgage and other loans:
Transitional real estate loans	61	368
Commercial mortgage loans	0	12
Middle market loans	783	1,187
Other investments	56	50
Total dollar-denominated	$1,623	$2,179
Total Aflac Japan purchases	$3,226	$3,085

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended March 31.

	Three Months
	2021	2020
Total purchases for the period (in millions) (1)	$3,168	$3,035
New money yield (1), (2)	2.72%	4.06%
Return on average invested assets (3)	2.47	2.35
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.58%	2.64%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in the three-month period ended March 31, 2021 was primarily due to higher allocations to lower yielding yen-denominated asset classes.

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

Aflac U.S. Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2021	2020
Net premium income	$1,422	$1,483
Adjusted net investment income	176	177
Other income	30	27
Total adjusted revenues	1,628	1,687
Benefits and claims	556	713
Adjusted expenses:
Amortization of deferred policy acquisition costs	139	160
Insurance commissions	139	151
Insurance and other expenses	347	337
Total adjusted expenses	626	648
Total benefits and adjusted expenses	1,182	1,361
Pretax adjusted earnings	$445	$326
Percentage change over previous period:
Net premium income	(4.1)%	1.5%
Adjusted net investment income	(.6)	.0
Total adjusted revenues	(3.5)	2.9
Pretax adjusted earnings	36.5	.9

In the three-month period ended March 31, 2021, net premium income for Aflac U.S. decreased primarily due to constrained sales as a result of the COVID-19 pandemic. Total revenues decreased in the three month-period ended March 31, 2021, mainly due to the decline in net premium income from reduced sales activity. Pretax adjusted earnings increased in the three-month period ended March 31, 2021, driven primarily by lower-than-expected benefit ratios due to lower incurred claims related to pandemic conditions.

Annualized premiums in force decreased 3.2% to $6.0 billion at March 31, 2021, compared with $6.2 billion at March 31, 2020.
The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended March 31,
Ratios to total adjusted revenues:	2021	2020
Benefits and claims	34.2%	42.3%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.5	9.5
Insurance commissions	8.5	9.0
Insurance and other expenses	21.3	20.0
Total adjusted expenses	38.5	38.4
Pretax adjusted earnings	27.3	19.3
Ratios to total premiums:
Benefits and claims	39.1%	48.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.8	10.8

For the three-month period ended March 31, 2021, the benefit ratio decreased compared with the same period in 2020, reflecting reduced estimates of both COVID-19-related and non-COVID-19-related incurred claims since the advent of the pandemic. The adjusted expense ratio increased slightly in the three-month period ended March 31, 2021, when compared with the same period in 2020, primarily due to the decline in total revenues, partially offset by lower acquisition costs and lower DAC amortization, due to the decline in sales and impacted by higher persistency. The pretax adjusted profit margin increased in the three-month period, when compared with the same period in 2020, due to lower benefit ratios. For the full year of 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended March 31.

	Three Months
(In millions)	2021	2020
New annualized premium sales	$251	$323
Increase (decrease) over prior period	(22.1)%	(5.2)%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended March 31.

	Three Months
	2021	2020
Accident	26.3%	27.3%
Disability	23.1	22.6
Critical care(1)	22.6	21.1
Hospital indemnity	16.7	16.9
Dental/vision	4.6	4.4
Life	6.7	7.7
Total	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, decreased 24.7%; disability sales decreased 20.5%; critical care insurance sales (including cancer insurance) decreased 16.7%; and hospital indemnity insurance sales decreased 23.0% in the first quarter of 2021, compared with the same period in 2020. The decline in sales for Aflac U.S. in the first quarter of 2021 is primarily attributable to the ongoing effects of the COVID-19 pandemic, which limited face-to-face sales opportunities beginning in mid-March 2020. See the Executive Summary section entitled COVID-19 of this MD&A for additional information.

In the first quarter of 2021, the Aflac U.S. sales force included an average of approximately 5,600 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

In response to the COVID-19 pandemic, Aflac U.S. remains focused on supporting its agency channel, most of which are small businesses, by offering financial support and an extended value proposition. The Aflac U.S. sales team has pivoted to accommodate preferred enrollment conditions which include realizing sales at the worksite through in-person enrollment, an enrollment call center, video enrollment through co-browsing and self-enrollment. The traditional agent sales team is also using virtual recruiting and training through video conferencing in order to maintain or increase the recruiting pipeline. The Aflac U.S. broker sales team is focused on product enhancements due to COVID-19 as well as leveraging technology based solutions to drive enrollment.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended March 31,
(In millions)	2021	2020
Fixed maturity securities:
Other fixed maturity securities	$246	$182
Infrastructure debt	0	16
Collateralized loan obligations	11	0
Equity securities	0	4
Commercial mortgage and other loans:
Transitional real estate loans	24	38
Commercial mortgage loans	34	27
Middle market loans	58	38
Other investments	6	6
Total Aflac U.S. Purchases	$379	$311

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended March 31.

	Three Months
	2021	2020
Total purchases for period (in millions) (1)	$373	$305
New money yield (1), (2)	3.22%	3.73%
Return on average invested assets (3)	4.69	5.01
Portfolio book yield, end of period (1)	5.12%	5.34%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac U.S. new money yield for the three-month period ended March 31, 2021 was primarily due to lower yields in the investment grade portfolio. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.

Corporate and Other Summary of Operating Results

	Three Months Ended March 31,
(In millions)	2021	2020
Premium income	$48	$49
Net investment income	16	24
Amortized hedge income related to certain foreign currency management strategies	17	29
Adjusted net investment income	33	53
Other income	2	2
Total adjusted revenues	83	104
Benefits and claims, net	43	40
Adjusted expenses:
Interest expense	44	33
Other adjusted expenses	22	29
Total adjusted expenses	66	62
Total benefits and adjusted expenses	109	102
Pretax adjusted earnings	$(26)	$2

In the three-month period ended March 31, 2021, the decrease in total adjusted revenues was primarily driven by the decline in net investment income due to lower hedge income and short-term interest rates. The decrease in pretax adjusted earnings in the three-month period ended March 31, 2021, was primarily driven by higher interest expense associated with debt issuances and lower adjusted net investment income. Beginning in 2020, net investment income also includes the Company's portion of earnings from its strategic equity investment in an asset management company.

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

The following tables detail investments by segment.

Investment Securities by Segment

	March 31, 2021
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$84,319	$14,446	$1,979	$100,744
Held to maturity, fixed maturity securities, at amortized cost (1)	22,868	0	0	22,868
Equity securities	702	66	406	1,174
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,080	880	0	4,960
Commercial mortgage loans (1)	1,256	455	5	1,716
Middle market loans (1)	3,874	297	0	4,171
Other investments:
Policy loans	224	18	0	242
Short-term investments (2)	457	234	604	1,295
Limited partnerships	905	100	105	1,110
Other	0	19	0	19
Total investments	118,685	16,515	3,099	138,299
Cash and cash equivalents	1,706	904	2,380	4,990
Total investments and cash	$120,391	$17,419	$5,479	$143,289
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2020
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$88,757	$15,133	$1,992	$105,882
Held to maturity, fixed maturity securities, at amortized cost (1)	24,464	0	0	24,464
Equity securities	674	66	543	1,283
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,331	900	0	5,231
Commercial mortgage loans (1)	1,268	420	0	1,688
Middle market loans (1)	3,365	270	0	3,635
Other investments:
Policy loans	242	18	0	260
Short-term investments (2)	449	242	448	1,139
Limited partnerships	828	91	85	1,004
Other	0	26	0	26
Total investments	124,378	17,166	3,068	144,612
Cash and cash equivalents	2,001	785	2,355	5,141
Total investments and cash	$126,379	$17,951	$5,423	$149,753
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	1.0%	1.0%	.9%
AA	4.7%	4.8%	4.5	4.6
A	68.9%	68.9%	69.3	69.5
BBB	22.2%	22.1%	21.9	21.9
BB or lower	3.2%	3.2%	3.3	3.1
Total	100.0%	100.0%	100.0%	100.0%

As of March 31, 2021, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of March 31, 2021.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Transocean Inc.	CCC	$49	$23	$(26)
Grenke Finance PLC	BBB	63	45	(18)
KLM Royal Dutch Airlines	B	145	129	(16)
Intesa Sanpaolo Spa	BBB	141	132	(9)
National Football League	A	145	136	(9)
Alphabet Inc.	AA	175	167	(8)
Kommunal Landspensjonskasse (KLP)	BBB	136	128	(8)
Lloyds Banking Group PLC	A	207	200	(7)
Nippon Prologis REIT Inc.	A	90	84	(6)
National Oilwell Varco Inc.	BBB	56	50	(6)

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

Below-Investment-Grade Investments

	March 31, 2021
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$384	$384	$396	$12
Commerzbank	361	247	404	157
Pemex Project Funding Master Trust	271	271	274	3
Autostrade Per Litalia Spa	181	179	202	23
KLM Royal Dutch Airlines	181	145	129	(16)
Telecom Italia SpA	181	181	238	57
Barclays Bank PLC	181	120	202	82
Apache Corporation	138	124	152	28
Ovintiv Inc.	134	132	163	31
IKB Deutsche Industriebank AG	117	53	106	53
Other Issuers	926	781	912	131
Subtotal (2)	3,055	2,617	3,178	561
Senior secured bank loans	200	205	194	(11)
High yield corporate bonds	762	746	788	42
Middle market loans	4,295	4,171	4,186	15
Grand Total	$8,312	$7,739	$8,346	$607
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

	March 31, 2021
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$54,162	$8,548	$(80)	$62,630	48.8%
Municipalities	2,778	593	(10)	3,361	2.5
Mortgage- and asset-backed securities	1,134	52	(2)	1,184	1.0
Public utilities	8,527	1,743	(14)	10,256	7.7
Electric	6,916	1,431	(10)	8,337	6.2
Natural Gas	297	53	0	350	.3
Other	583	117	(2)	697	.5
Utility/Energy	731	142	(2)	872	.7
Sovereign and Supranational	1,662	286	(3)	1,945	1.5
Banks/financial institutions	10,179	1,505	(109)	11,575	9.1
Banking	6,034	1,015	(38)	7,010	5.4
Insurance	1,912	344	(32)	2,224	1.7
Other	2,233	146	(39)	2,341	2.0
Other corporate	32,864	5,176	(191)	37,849	29.4
Basic Industry	3,182	627	(17)	3,792	2.9
Capital Goods	3,320	438	(14)	3,744	2.9
Communications	3,975	801	(17)	4,761	3.6
Consumer Cyclical	2,786	469	(7)	3,248	2.5
Consumer Non-Cyclical	7,018	984	(39)	7,964	6.3
Energy	3,833	625	(14)	4,443	3.4
Other	1,496	204	(9)	1,691	1.3
Technology	3,637	280	(41)	3,875	3.3
Transportation	3,617	748	(33)	4,331	3.2
Total fixed maturity securities	$111,306	$17,903	$(409)	$128,800	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	March 31, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$91,910	$105,538	$95,545	$111,479
Equity securities	775	775	740	740
Total publicly issued	92,685	106,313	96,285	112,219
Privately issued securities: (2)
Fixed maturity securities (3)	19,397	23,262	20,511	24,802
Equity securities	399	399	543	543
Total privately issued	19,796	23,661	21,054	25,345
Total investment securities	$112,481	$129,974	$117,339	$137,564
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	March 31, 2021	December 31, 2020
Privately issued reverse-dual currency securities	$4,959	$5,300
Publicly issued collateral structured as reverse-dual currency securities	1,659	1,775
Total reverse-dual currency securities	$6,618	$7,075
Reverse-dual currency securities as a percentage of total investment securities	5.9%	6.0%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See item “7A. Quantitative and Qualitative Disclosures About Market Risk” in the 2020 Annual Report for more information about market risk and the Company’s use of derivatives.

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

	March 31, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$18,309	$20,172	$19,249	$21,108
Fixed maturity securities - bank loans (floating rate)	267	254	319	283
Equity securities	15	15	20	20
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,080	4,046	4,331	4,298
Commercial mortgage loans	1,256	1,306	1,268	1,365
Middle market loans (floating rate)	3,874	3,895	3,365	3,377
Other investments	905	905	828	828
Total U.S. Dollar Program	28,706	30,593	29,380	31,279
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,010	2,956	2,085	3,094
Total U.S. dollar-denominated investments in Aflac Japan	$30,716	$33,549	$31,465	$34,373
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

As of March 31, 2021, Aflac Japan had $6.4 billion outstanding notional amounts of foreign currency forwards and $11.5 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging its U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $10.4 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash inflows of $108 million and net cash outflows of $33 million for the three-month periods ended March 31, 2021 and 2020, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $9.6 billion as of March 31, 2021, compared with $9.9 billion as of December 31, 2020.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three-month periods ended March 31, 2021 and 2020, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $17 million and $29 million for the three-month periods ended March 31, 2021 and 2020, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended March 31.

Hedge Cost/Income Metrics(1)

	Three Months
	2021	2020
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$6.4	$9.1
Weighted average remaining tenor (in months)(3)	9.7	11.0
Amortized hedge income (cost) for period (in millions)	$(17)	$(53)
FX Options
FX option notional at the end of period (in billions) (2)	$11.5	12.0
Weighted average remaining tenor (in months) (3)	4.6	1.6
Amortized hedge income (cost) for period (in millions)	$(3)	$(2)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$5.0	$5.0
Weighted average remaining tenor (in months)(3)	11.5	12.8
Amortized hedge income (cost) for period (in millions)	$18	$30
FX Options
FX option notional at the end of period (in billions) (2)	$1.9	$2.0
Weighted average remaining tenor (in months) (3)	7.6	8.4
Amortized hedge income (cost) for period (in millions)	$(1)	$(1)
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

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and Item 1A, specifically to the Risk Factor titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity" in the 2020 Annual Report.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	March 31, 2021	December 31, 2020	% Change
Aflac Japan	$6,514	$6,991	(6.8)%	(1)
Aflac U.S.	3,320	3,450	(3.8)
Total	$9,835	$10,441	(5.8)%
(1)Aflac Japan’s deferred policy acquisition costs decreased .3% in yen during the three months ended March 31, 2021.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	March 31, 2021	December 31, 2020	% Change
Aflac Japan	$96,599	$103,128	(6.3)%	(1)
Aflac U.S.	11,808	11,810	.0
Other	265	274	(3.3)
Intercompany eliminations(2)	(767)	(821)	(6.6)
Total	$107,905	$114,391	(5.7)%
(1) Aflac Japan’s policy liabilities increased .2% in yen during the three months ended March 31, 2021.
(2) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 7 of the Notes to the Consolidated Financial Statements.

BENEFIT PLANS

Aflac Japan and Aflac U.S. have various benefit plans. For additional information on the Company's Japanese and U.S. plans, see Note 11 of the accompanying Notes to the Consolidated Financial Statements and Note 14 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥.9 billion and ¥1.0 billion for the three-month periods ended March 31, 2021 and 2020, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the three-month periods ended March 31, 2021 and 2020, were immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

As of March 31, 2021, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes discussed below, which proceeds contribute to the capital buffer but are not intended to support holding company liquidity. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At March 31, 2021, the Company held $5.0 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion. For additional information on the Company’s liquidity and capital resources in response to COVID-19, see the Executive Summary section of this MD&A.

Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.

The following table presents the amounts provided to the Parent Company for the three-month periods ended March 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2021	2020
Dividends declared or paid by subsidiaries	$427	$501
Management fees paid by subsidiaries	32	35

The following table details Aflac Japan remittances for the three-month periods ended March 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2021	2020
Aflac Japan management fees paid to Parent Company	$15	$22
Aflac Japan dividends declared or paid to Parent Company (in dollars)	377	351
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥41.0	¥38.9

The Company intends to maintain higher than historical levels of liquidity and capital at the Parent Company for stress conditions and with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar based investments at Aflac Japan and to consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See the Hedging Activity subsection of this MD&A for more information.

In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of March 31, 2021, the Parent Company and Aflac had four lines of credit with third parties as well as nine intercompany lines of credit. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2021. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2020 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the three-month periods ended March 31.

(In millions)	2021	2020
Operating activities	$1,366	$1,414
Investing activities	(969)	(1,716)
Financing activities	(470)	(446)
Exchange effect on cash and cash equivalents	(78)	0
Net change in cash and cash equivalents	$(151)	$(748)

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

As part of an arrangement with FHLB, Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first three months of 2021, Aflac U.S. borrowed and repaid $28 million under this program. As of March 31, 2021, Aflac U.S. had outstanding borrowings of $273 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $470 million in the first three months of 2021, compared with consolidated cash used by financing activities of $446 million for the same period of 2020.

In March 2021, the Parent Company issued $400 million of senior sustainability notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 1.125% per annum, payable semi-annually, and will mature in March 2026. The Company intends, but is not contractually committed, to allocate an amount at least equivalent to the net proceeds from this issuance exclusively to existing or future investments in, or financing of, assets, businesses or projects that meet the eligibility criteria of the Company's sustainability bond framework described in the offering documentation in connection with such notes. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the yield to maturity for a U.S. Treasury security with a maturity comparable to the remaining term of the notes, plus 10 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date.

See Note 8 of the Notes to the Consolidated Financial Statements for further information on the debt issuance discussed above.

The Company was in compliance with all of the covenants of its notes payable and lines of credit at March 31, 2021.

Cash returned to shareholders through treasury stock purchases and dividends was $869 million during the three-month period ended March 31, 2021, compared with $644 million during the three-month period ended March 31, 2020.

The following tables present a summary of treasury stock activity during the three-month periods ended March 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2021	2020
Treasury stock purchases	$650	$449
Number of shares purchased:
Share repurchase program	13,440	9,984
Other	378	508
Total shares purchased	13,818	10,492

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2021	2020
Stock issued from treasury:
Cash financing	$9	$9
Noncash financing	19	17
Total stock issued from treasury	$28	$26
Number of shares issued	810	740

During the first three months of 2021, the Company repurchased 13.4 million shares of its common stock for $650 million as part of its share repurchase program. As of March 31, 2021, a remaining balance of 85.7 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. For information on the impact of COVID-19 on the Company's share repurchase program, see the Executive Summary section of this MD&A.

Cash dividends paid to shareholders were $.33 per share in the first quarter of 2021, compared with $.28 per share in the first quarter of 2020. The following table presents the dividend activity for the three-month periods ended March 31.

(In millions)	2021	2020
Dividends paid in cash	$219	$195
Dividends through issuance of treasury shares	8	7
Total dividends to shareholders	$227	$202
In April 2021, the board of directors declared the second quarter cash dividend of $.33 per share, an increase of 17.9% compared with the same period in 2020. The dividend is payable on June 1, 2021 to shareholders of record at the close of business on May 19, 2021.

Regulatory Restrictions

Aflac Japan

Aflac Japan is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at the Japan subsidiary is basically defined as total equity excluding common stock, accumulated other comprehensive income amounts, capital reserves (representing statutorily required amounts in Japan) but reduced for net after-tax unrealized losses on available-for-sale securities. These dividend capacity requirements are generally aligned with the SMR. Japan's FSA maintains its own solvency standard which is quantified through the SMR. Aflac Japan's SMR is sensitive to interest rate, credit spread, and foreign exchange rate changes, therefore the Company continues to evaluate alternatives for reducing this sensitivity, including the reduction of subsidiary dividends paid to the Parent Company and Parent Company capital contributions. In the event of a rapid change in market risk conditions causing SMR to decline, the Company has one senior unsecured revolving credit facility in the amount of ¥100 billion and a committed reinsurance facility in the amount of approximately ¥120 billion as a capital contingency plan. Additionally, the Company could take action to enter into derivatives on unhedged U.S. dollar-denominated investments with foreign currency options or forwards. See Notes 7 and 8 of the Notes to the Consolidated Financial Statements for additional information.

The Company has already undertaken various measures to mitigate the sensitivity of Aflac Japan's SMR. For example, the Company employs policy reserve matching (PRM) investment strategies, which is a Japan-specific accounting treatment that reduces SMR interest rate sensitivity since PRM-designated investments are carried at amortized cost consistent with corresponding liabilities. In order for a PRM-designated asset to be held at amortized cost, there are certain criteria that must be maintained. The primary criterion relates to maintaining the duration of designated assets and liabilities within a specified tolerance range. If the duration difference is not maintained within the specified range without rebalancing, then a certain portion of the assets must be re-classified as available for sale and held at fair value with any associated unrealized gain or loss recorded in surplus. To rebalance, assets may need to be sold in order to maintain the duration with the specified range, resulting in realizing a gain or loss from the sale. For U.S. GAAP, PRM investments are categorized as available for sale. The Company also uses foreign currency derivatives to hedge a portion of its U.S. dollar-denominated investments. See Notes 3, 4 and 8 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for additional information on the Company's investment strategies, hedging activities, and reinsurance, respectively.

As of March 31, 2021, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels throughout the pandemic, consistent with maintaining current insurance financial strength and credit ratings. For additional information see the Executive Summary COVID-19 section of this MD&A.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of March 31, 2021, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 81% of its liabilities are reported as of March 31, 2021, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the three months ended March 31, 2021. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2020 Annual Report.

New Accounting Pronouncements

For information on new accounting pronouncements and the impact, if any, on the Company's financial position or results of operations, see Note 1 of the Notes to the Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed primarily to the following types of market risks: currency risk, interest rate risk, credit risk and equity risk. The Company regularly monitors its market risks and uses a variety of strategies to manage its exposure to these market risks. A description of the Company's market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of the 2020 Annual Report. There have been no changes to the Company's market risk exposures from the market risk exposures previously disclosed in the 2020 Annual Report except as outlined below.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first three months of 2021, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,850,664		$45.60	2,850,664	96,304,954
February 1 - February 28	5,034,979		47.30	4,661,812	91,643,142
March 1 - March 31	5,932,047		50.55	5,927,500	85,715,642
Total	13,817,690	(1)	$48.34	13,439,976	85,715,642
(1) During the first three months of 2021, 377,714 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 5.     Other Information

On April 29, 2021, the Company entered into an amendment of the employment agreement it entered with Frederick J. Crawford on June 23, 2015. The amendment reflects Mr. Crawford’s previously announced title as President and Chief Operating Officer of Aflac Incorporated. The amendment also provides for an initial three-year term beginning on May 1, 2021 with automatic one-year extensions absent notice from either party to not extend. Mr. Crawford’s initial base salary under the agreement will be $950,000, and he will be eligible for a target annual bonus of 200% of his base salary (400% at maximum). The amendment also provides nondisclosure provisions and other customary covenants. To the extent not modified by the amendment, the other provisions of Mr. Crawford’s employment agreement remain in effect.

On April 29, 2021, the Company entered into an employment agreement with Max K. Brodén, Executive Vice President, Chief Financial Officer and Treasurer of the Company. The agreement provides for an initial three-year term beginning on May 1, 2021 with automatic one-year extensions absent notice from either party to not extend. Mr. Brodén’s initial base salary under the agreement will be $620,000, and he will be eligible for a target annual bonus of 125% of his base salary (250% at maximum). He also will be eligible for grants of equity in the form of restricted stock awards, stock options or other equity awards pursuant to the Company’s Long-Term Incentive Plan and for annual contributions to the Company's Executive Deferred Compensation Plan in an amount equal to 15% of his salary and bonus. Upon a qualifying severance (a termination by the Company without cause or by Mr. Brodén for good reason), he would be entitled to continuation of salary, bonus and welfare benefits through the remaining term of the employment agreement, and any unvested equity awards would vest subject to attainment of any applicable Company performance goals. In connection with the agreement, on April 29, 2021, Mr. Brodén received an equity grant with a grant-date value of approximately $1,000,000 in the form of restricted stock units that will vest on the third anniversary of the grant date. The equity award is generally subject to Mr. Brodén’s continued employment with the Company through the vesting date.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated April 6, 2020, Exhibit 3.1.
	4.1	-	Twenty-Eighth Supplemental Indenture, dated as of March 8, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.125% Senior Sustainability Note due 2026) – incorporated by reference from Form 8-K dated March 8, 2021, Exhibit 4.1 (File No. 001-07434).
	4.2	-	Twenty-Ninth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.633% Senior Note due 2031) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.1 (File No. 001-07434).
	4.3	-	Thirtieth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.844% Senior Note due 2033) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.2 (File No. 001-07434).
	4.4	-	Thirty-First Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.039% Senior Note due 2036) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.3 (File No. 001-07434).
	4.5	-	Thirty-Second Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.264% Senior Note due 2041) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.4 (File No. 001-07434).
	4.6	-	Thirty-Third Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.560% Senior Note due 2051) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.5 (File No. 001-07434).
	10.1	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of February 1, 2021.
	10.2	-	Amendment to Aflac Incorporated Employment Agreement with Frederick J. Crawford, dated April 29, 2021.
	10.3	-	Aflac Incorporated Employment Agreement with Max K. Brodén, dated April 29, 2021.
	31.1	-	Certification of CEO dated April 29, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated April 29, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated April 29, 2021, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

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

Weighted-Average Foreign Currency Exchange Rate – Japan segment operating earnings for the period (excluding hedge costs) in yen divided by Japan segment operating earnings for the period (excluding hedge costs) in dollars. Management uses this metric to evaluate and determine consolidated results on foreign currency effective basis.

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

AFS	Available-for-Sale
ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
ARP	American Rescue Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	The Consolidated Appropriations Act
CARES	Coronavirus Aid, Relief, and Economic Security
CDSs	Credit Default Swaps
CMLs	Commercial Mortgage Loans
CSAs	Credit Support Annexes
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
HTM	Held-to-Maturity
ISDA	International Swaps and Derivatives Association, Inc.
ISOs	Incentive Stock Options
JGB	Japan Government Bond
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMLs	Middle Market Loans
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSOs	Non-qualifying Stock Options
NRSROs	Nationally Recognized Statistical Rating Organizations
OTC	Over-the-Counter
PD	Probability-of-Default
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
ROE	Return on Equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMR	Solvency Margin Ratio
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TDRs	Trouble Debt Restructurings
TREs	Transitional Real Estate Loans
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIEs	Variable Interest Entities

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aflac Incorporated

April 29, 2021	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer

April 29, 2021	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer