Form 10-Q
period 2021-06-30
AFLAC INC
filed 2021-07-29
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 670,741,349 shares of the issuer's common stock were outstanding as of July 20, 2021.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021

Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for share and per-share amounts - Unaudited)	2021	2020	2021	2020
Revenues:
Net premiums, principally supplemental health insurance	$4,441	$4,664	$9,034	$9,346
Net investment income	993	870	1,918	1,774
Net investment gains (losses)	89	(170)	396	(633)
Other income (loss)	41	43	85	82
Total revenues	5,564	5,407	11,433	10,569
Benefits and expenses:
Benefits and claims, net	2,653	2,897	5,387	5,837
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	280	289	592	622
Insurance commissions	315	332	641	668
Insurance and other expenses (1)	881	756	1,712	1,536
Interest expense	62	63	124	117
Total acquisition and operating expenses	1,538	1,440	3,069	2,943
Total benefits and expenses	4,191	4,337	8,456	8,780
Earnings before income taxes	1,373	1,070	2,977	1,789
Income taxes	268	265	579	419
Net earnings	$1,105	$805	$2,398	$1,370
Net earnings per share:
Basic	$1.63	$1.12	$3.51	$1.90
Diluted	1.62	1.12	3.49	1.89
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	678,050	717,889	683,464	721,128
Diluted	680,920	719,764	686,400	723,638
Cash dividends per share	$.33	$.28	$.66	$.56
(1) Includes expense of $48 for the three- and six-month periods ended June 30, 2021 and $15 for the six-month period ended June 30, 2020 for the early extinguishment of debt.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions - Unaudited)	2021	2020	2021	2020
Net earnings	$1,105	$805	$2,398	$1,370
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	25	73	(557)	159
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	1,522	3,274	(481)	(1,395)
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(5)	75	15	145
Unrealized gains (losses) on derivatives during period	1	(1)	1	(5)
Pension liability adjustment during period	0	0	6	0
Total other comprehensive income (loss) before income taxes	1,543	3,421	(1,016)	(1,096)
Income tax expense (benefit) related to items of other comprehensive income (loss)	331	859	(101)	(383)
Other comprehensive income (loss), net of income taxes	1,212	2,562	(915)	(713)
Total comprehensive income (loss)	$2,317	$3,367	$1,483	$657
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (allowance for credit losses of $26 in 2021 and $38 in 2020, amortized cost $85,193 in 2021 and amortized cost $88,143 in 2020)	$97,791	$101,286
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,295 in 2021 and amortized cost of $3,487 in 2020)	4,493	4,596
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $8 in 2021 and $10 in 2020 (fair value $28,154 in 2021 and $30,399 in 2020)	22,891	24,464
Equity securities, at fair value	1,475	1,283
Commercial mortgage and other loans, net of allowance for credit losses of $139 in 2021 and $180 in 2020 (includes $9,575 in 2021 and $8,964 in 2020 of consolidated variable interest entities)	11,332	10,554
Other investments (includes $1,111 in 2021 and $826 in 2020 of consolidated variable interest entities)	3,258	2,429
Cash and cash equivalents	5,469	5,141
Total investments and cash	146,709	149,753
Receivables	788	796
Accrued investment income	761	780
Deferred policy acquisition costs	9,810	10,441
Property and equipment, at cost less accumulated depreciation	563	601
Other	2,861	2,715
Total assets	$161,492	$165,086
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$92,992	$97,783
Unpaid policy claims	4,921	5,187
Unearned premiums	3,005	3,597
Other policyholders’ funds	7,368	7,824
Total policy liabilities	108,286	114,391
Income taxes	4,451	4,661
Payables for return of cash collateral on loaned securities	3,133	964
Notes payable and lease obligations	8,121	7,899
Other	3,766	3,612
Total liabilities	127,757	131,527
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2021 and 2020; issued 1,352,392 shares in 2021 and 1,351,018 shares in 2020	135	135
Additional paid-in capital	2,465	2,410
Retained earnings	40,162	37,984
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,661)	(1,109)
Unrealized gains (losses) on fixed maturity securities	9,992	10,361
Unrealized gains (losses) on derivatives	(33)	(34)
Pension liability adjustment	(279)	(284)
Treasury stock, at average cost	(17,046)	(15,904)
Total shareholders’ equity	33,735	33,559
Total liabilities and shareholders’ equity	$161,492	$165,086
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Net earnings	0	0	1,293	0	0	1,293
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(565)	0	(565)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,567)	0	(1,567)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	4	0	4
Dividends to shareholders ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	9	0	0	0	9
Purchases of treasury stock	0	0	0	0	(668)	(668)
Treasury stock reissued	0	10	0	0	18	28
Balance at March 31, 2021	$135	$2,438	$39,277	$6,807	$(16,554)	$32,103
Net earnings	0	0	1,105	0	0	1,105
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	13	0	13
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,198	0	1,198
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders ($.33 per share)	0	0	(220)	0	0	(220)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	20	0	0	0	20
Purchases of treasury stock	0	0	0	0	(500)	(500)
Treasury stock reissued	0	5	0	0	8	13
Balance at June 30, 2021	$135	$2,465	$40,162	$8,019	$(17,046)	$33,735
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2019	$135	$2,313	$34,291	$6,615	$(14,395)	$28,959
Cumulative effect of change in accounting principle - Accounting Standards Update (ASU) 2016-13, net of income taxes (1)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle - ASU 2019-04, net of income taxes (1)	0	0	0	848	0	848
Balance at January 1, 2020	135	2,313	34,235	7,463	(14,395)	29,751
Net earnings	0	0	566	0	0	566
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	80	0	80
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(3,353)	0	(3,353)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(2)	0	(2)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(202)	0	0	(202)
Exercise of stock options	0	5	0	0	0	5
Share-based compensation	0	7	0	0	0	7
Purchases of treasury stock	0	0	0	0	(476)	(476)
Treasury stock reissued	0	9	0	0	17	26
Balance at March 31, 2020	$135	$2,334	$34,599	$4,188	$(14,854)	$26,402
Net earnings	0	0	805	0	0	805
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	74	0	74
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	2,489	0	2,489
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	0	0	0
Dividends to shareholders ($.28 per share)	0	0	(200)	0	0	(200)
Exercise of stock options	0	1	0	0	0	1
Share-based compensation	0	16	0	0	0	16
Purchases of treasury stock	0	0	0	0	(189)	(189)
Treasury stock reissued	0	7	0	0	16	23
Balance at June 30, 2020	$135	$2,358	$35,204	$6,750	$(15,027)	$29,420
(1) See Note 1 of the Notes to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In millions - Unaudited)	2021	2020
Cash flows from operating activities:
Net earnings	$2,398	$1,370
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	(4)	(65)
Capitalization of deferred policy acquisition costs	(515)	(604)
Amortization of deferred policy acquisition costs	592	622
Increase in policy liabilities	478	936
Change in income tax liabilities	98	(117)
Net investment (gains) losses	(396)	633
Other, net	(323)	(174)
Net cash provided (used) by operating activities	2,328	2,601
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	1,468	1,981
Equity securities	124	93
Held-to-maturity fixed maturity securities	2	2
Commercial mortgage and other loans	1,679	685
Costs of investments acquired:
Available-for-sale fixed maturity securities	(3,365)	(2,691)
Equity securities	(258)	(150)
Commercial mortgage and other loans	(2,376)	(2,108)
Other investments, net	(685)	(293)
Settlement of derivatives, net	155	21
Cash received (pledged or returned) as collateral, net	2,412	459
Other, net	5	(119)
Net cash provided (used) by investing activities	(839)	(2,120)
Cash flows from financing activities:
Purchases of treasury stock	(1,150)	(637)
Proceeds from borrowings	1,153	1,545
Principal payments under debt obligations	(700)	(350)
Dividends paid to shareholders	(430)	(388)
Change in investment-type contracts, net	(24)	(17)
Treasury stock reissued	13	21
Other, net	(3)	(22)
Net cash provided (used) by financing activities	(1,141)	152
Effect of exchange rate changes on cash and cash equivalents	(20)	(1)
Net change in cash and cash equivalents	328	632
Cash and cash equivalents, beginning of period	5,141	4,896
Cash and cash equivalents, end of period	$5,469	$5,528
Supplemental disclosures of cash flow information:
Income taxes paid	$480	$536
Interest paid	109	97
Noncash interest	14	19
Noncash financing activities:
Lease obligations	30	22
Treasury stock issued for:
Associate stock bonus	8	8
Shareholder dividend reinvestment	16	14
Share-based compensation grants	4	6
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of group dental and vision products administered by Argus Dental & Vision, Inc. (Argus) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 69% and 67% of the Company's total revenues in the six-month periods ended June 30, 2021 and 2020, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 82% at June 30, 2021, compared with 83% at December 31, 2020.

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

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of June 30, 2021 and December 31, 2020, and the consolidated statements of earnings and comprehensive income (loss) for the three- and six-month periods ended June 30, 2021 and 2020, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2021 and 2020 and June 30, 2021 and 2020, and the consolidated statement of cash flows for the six-month periods ended June 30, 2021 and 2020. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

COVID-19: The impact of the COVID-19 global pandemic on the Company continues to evolve, and its future effects remain uncertain. The Company continues to closely monitor the effects and risks of COVID-19, including its variants, to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position.

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

The Company continues to thoroughly evaluate the impact of adoption and expects that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits will have a significant impact on its results of operations, systems, processes and controls while the requirement to update the discount rate will have a significant impact on its equity. The Company has no products with market risk benefits.

The Company has created a robust governance framework and a detailed implementation plan to support timely implementation of the ASU. As part of the implementation, the Company has made significant progress on key accounting policy decisions (discount rate, cash flow assumptions, deferred acquisition costs amortization, and disclosures), and is working toward modernization of its actuarial platform to increase automation of key reporting and analytical processes and optimize a control framework around new technologies, data sourcing and maintenance solutions. The Company has also incorporated into its ASU implementation project other functional areas, such as Financial Planning and Analysis and Executive Compensation, not directly associated with U.S. GAAP reporting that nonetheless will be impacted by the accounting changes.

The Company has recently begun testing its reporting and disclosure capabilities under the new ASU for post-transition date accounting periods. The Company does not expect to early adopt the updated standard and has selected a modified retrospective transition method.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenues:
Aflac Japan:
Net earned premiums	$2,987	$3,158	$6,111	$6,308
Adjusted net investment income (1),(2)	792	633	1,497	1,276
Other income	10	12	22	22
Total adjusted revenue Aflac Japan	3,789	3,803	7,630	7,606
Aflac U.S.:
Net earned premiums	1,408	1,458	2,830	2,941
Adjusted net investment income	189	172	366	348
Other income	30	26	58	54
Total adjusted revenue Aflac U.S.	1,627	1,656	3,254	3,343
Corporate and other (3),(4)	50	100	133	204
Total adjusted revenues	5,466	5,559	11,017	11,153
Net investment gains (losses) (1),(2),(3)	98	(152)	416	(584)
Total revenues	$5,564	$5,407	$11,433	$10,569
(1) Amortized hedge costs of $17 and $50 for the three-month periods and $36 and $105 for the six-month periods ended June 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(9) and $6 for the three-month periods and $(17) and an immaterial amount for the six-month periods ended June 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Amortized hedge income of $16 and $27 for the three-month periods and $33 and $56 for the six-month periods ended June 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(4) Amortization of federal historic rehabilitation and solar investments in partnerships of $30 for the three- and six-month periods ended June 30, 2021, are included as a reduction to net investment income. Offsetting tax credits on these investments of $12 and $25 for the three- and six-month periods ended June 30, 2021, respectively, have been recorded as an income tax benefit on the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Pretax earnings:
Aflac Japan (1),(2)	$1,004	$839	$1,891	$1,694
Aflac U.S.	413	426	859	752
Corporate and other (3),(4),(5)	(76)	(30)	(102)	(28)
Pretax adjusted earnings (6)	1,341	1,235	2,648	2,418
Net investment gains (losses) (1),(2),(3),(4)	85	(166)	388	(614)
Other income (loss)	(53)	1	(59)	(15)
Total earnings before income taxes	$1,373	$1,070	$2,977	$1,789
Income taxes applicable to pretax adjusted earnings	$262	$315	$510	$615
Effect of foreign currency translation on after-tax adjusted earnings	(6)	5	7	14
(1) Amortized hedge costs of $17 and $50 for the three-month periods and $36 and $105 for the six-month periods ended June 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(9) and $6 for the three-month periods and $(17) and an immaterial amount for the six-month periods ended June 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Amortized hedge income of $16 and $27 for the three-month periods and $33 and $56 for the six-month periods ended June 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(4) A gain of $14 for the three-month periods and $27 and $30 for the six-month periods ended June 30, 2021, and 2020, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(5) Amortization of federal historic rehabilitation and solar investments in partnerships of $30 for the three- and six-month periods ended June 30, 2021, is included as a reduction to net investment income. Offsetting tax credits on these investments of $12 and $25 for the three- and six-month periods ended June 30, 2021, respectively, have been recorded as an income tax benefit. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(6) Includes $45 and $44 for the three-month periods and $89 and $77 for the six-month periods ended June 30, 2021, and 2020, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	June 30, 2021	December 31, 2020
Assets:
Aflac Japan	$132,527	$137,271
Aflac U.S.	23,033	22,864
Corporate and other	5,932	4,951
Total assets	$161,492	$165,086

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	June 30, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$31,948	$0	$3,620	$78	$35,490
Municipalities	1,240	0	341	7	1,574
Mortgage- and asset-backed securities	316	0	22	1	337
Public utilities	4,619	0	981	2	5,598
Sovereign and supranational	881	0	91	0	972
Banks/financial institutions	7,230	0	897	65	8,062
Other corporate	7,463	0	1,665	23	9,105
Total yen-denominated	53,697	0	7,617	176	61,138
U.S. dollar-denominated:
U.S. government and agencies	181	0	11	0	192
Municipalities	1,208	0	184	1	1,391
Mortgage- and asset-backed securities	920	0	27	0	947
Public utilities	3,867	0	932	4	4,795
Sovereign and supranational	226	0	60	0	286
Banks/financial institutions	3,083	0	761	2	3,842
Other corporate	25,306	26	4,479	66	29,693
Total U.S. dollar-denominated	34,791	26	6,454	73	41,146
Total securities available for sale	$88,488	$26	$14,071	$249	$102,284

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,959	$0	$4,182	$52	$37,089
Municipalities	1,324	0	374	5	1,693
Mortgage- and asset-backed securities	342	0	27	1	368
Public utilities	4,777	0	1,096	1	5,872
Sovereign and supranational	981	0	108	0	1,089
Banks/financial institutions	7,552	0	886	102	8,336
Other corporate	8,114	0	1,747	37	9,824
Total yen-denominated	56,049	0	8,420	198	64,271
U.S. dollar-denominated:
U.S. government and agencies	245	0	16	0	261
Municipalities	1,154	0	173	2	1,325
Mortgage- and asset-backed securities	667	0	8	5	670
Public utilities	4,013	0	947	15	4,945
Sovereign and supranational	232	0	64	3	293
Banks/financial institutions	2,973	0	758	7	3,724
Other corporate	26,297	38	4,385	251	30,393
Total U.S. dollar-denominated	35,581	38	6,351	283	41,611
Total securities available for sale	$91,630	$38	$14,771	$481	$105,882

	June 30, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,941	$3	$21,938	$4,986	$0	$26,924
Municipalities	351	0	351	110	0	461
Public utilities	46	1	45	13	0	58
Sovereign and supranational	538	4	534	147	0	681
Other corporate	23	0	23	7	0	30
Total yen-denominated	22,899	8	22,891	5,263	0	28,154
Total securities held to maturity	$22,899	$8	$22,891	$5,263	$0	$28,154

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,448	$3	$23,445	$5,625	$0	$29,070
Municipalities	377	0	377	122	0	499
Public utilities	48	1	47	14	0	61
Sovereign and supranational	577	6	571	165	0	736
Other corporate	24	0	24	9	0	33
Total yen-denominated	24,474	10	24,464	5,935	0	30,399
Total securities held to maturity	$24,474	$10	$24,464	$5,935	$0	$30,399

(In millions)	June 30, 2021	December 31, 2020
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$751	$680
U.S. dollar-denominated	682	603
Other currencies	42	0
Total equity securities	$1,475	$1,283

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first and second quarters of 2021, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the second quarter of 2020, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the first quarter of 2020, as a result of the adoption of ASU 2019-04, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at June 30, 2021, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$928	$936
Due after one year through five years	8,392	8,943
Due after five years through 10 years	13,795	16,220
Due after 10 years	64,111	74,902
Mortgage- and asset-backed securities	1,236	1,283
Total fixed maturity securities available for sale	$88,462	$102,284
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	45	50
Due after five years through 10 years	6,635	7,766
Due after 10 years	16,211	20,338
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$22,891	$28,154
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	June 30, 2021			December 31, 2020
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$52,601	$60,899	A+	$55,153	$64,657
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$14	$14	$16	$21
Gross losses from sales	(2)	(46)	(3)	(46)
Foreign currency gains (losses) on sales and redemptions	(6)	(20)	(18)	(34)
Total sales and redemptions	6	(52)	(5)	(59)
Equity securities	170	31	102	(118)
Credit losses:
Fixed maturity securities available for sale	0	(12)	11	(75)
Fixed maturity securities held to maturity	0	0	1	1
Commercial mortgage and other loans	17	(127)	44	(164)
Impairment losses	0	0	(20)	0
Loan commitments	(5)	(35)	0	(81)
Reinsurance recoverables and other	0	(2)	(2)	(2)
Total credit losses	12	(176)	34	(321)
Derivatives and other:
Derivative gains (losses)	(96)	120	(383)	35
Foreign currency gains (losses)	(3)	(93)	648	(170)
Total derivatives and other	(99)	27	265	(135)
Total net investment gains (losses)	$89	$(170)	$396	$(633)

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended June 30, 2021, that relate to equity securities still held at the June 30, 2021 reporting date, were $170 million. The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the six-month period ended June 30, 2021, that relate to equity securities still held at the June 30, 2021 reporting date, were $93 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	June 30, 2021	December 31, 2020
Unrealized gains (losses) on securities available for sale	$13,822	$14,290
Deferred income taxes	(3,830)	(3,929)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$9,992	$10,361

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$3,974	$78	$3,279	$32	$695	$46
Municipalities:
U.S. dollar-denominated	38	1	37	1	1	0
Yen-denominated	194	7	81	2	113	5
Mortgage- and asset- backed securities:
Yen-denominated	34	1	0	0	34	1
Public utilities:
U.S. dollar-denominated	175	4	88	1	87	3
Yen-denominated	232	2	181	1	51	1
Banks/financial institutions:
U.S. dollar-denominated	103	2	81	1	22	1
Yen-denominated	1,361	65	207	1	1,154	64
Other corporate:
U.S. dollar-denominated	1,996	66	883	17	1,113	49
Yen-denominated	588	23	141	2	447	21
Total	$8,695	$249	$4,978	$58	$3,717	$191

	December 31, 2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$2,604	$52	$2,604	$52	$0	$0
Municipalities:
U.S. dollar-denominated	94	2	94	2	0	0
Yen-denominated	183	5	169	4	14	1
Mortgage- and asset- backed securities:
U.S. dollar-denominated	360	5	360	5	0	0
Yen-denominated	37	1	37	1	0	0
Public utilities:
U.S. dollar-denominated	326	15	208	7	118	8
Yen-denominated	135	1	135	1	0	0
Sovereign and supranational:
U.S. dollar-denominated	39	3	39	3	0	0
Banks/financial institutions:
U.S. dollar-denominated	82	7	44	1	38	6
Yen-denominated	1,809	102	765	36	1,044	66
Other corporate:
U.S. dollar-denominated	4,499	251	2,157	59	2,342	192
Yen-denominated	613	37	290	13	323	24
Total	$10,781	$481	$6,902	$184	$3,879	$297

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

However, the Company has identified certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance has been calculated. As of June 30, 2021, the Company held an allowance of $26 million. Refer to the Credit Losses section below for additional information.

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

(In millions)	June 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,916	16.6%	$2,115	19.7%
Retail	121	1.1	125	1.2
Apartments/Multi-Family	1,818	15.9	1,782	16.6
Industrial	88	0.8	85	.8
Hospitality	1,115	9.7	1,106	10.3
Other	198	1.7	81	.7
Total transitional real estate loans	5,256	45.8	5,294	49.3
Commercial mortgage loans:
Office	397	3.6	401	3.7
Retail	336	2.9	340	3.2
Apartments/Multi-Family	658	5.7	588	5.5
Industrial	481	4.2	391	3.6
Other	5	0.0	0	0.0
Total commercial mortgage loans	1,877	16.4	1,720	16.0
Middle market loans	4,338	37.8	3,720	34.7
Total commercial mortgage and other loans	$11,471	100.0%	$10,734	100.0%
Allowance for credit losses	(139)		(180)
Total net commercial mortgage and other loans	$11,332		$10,554
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (11%) and Florida (9%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of June 30, 2021, the Company had $1.0 billion in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of June 30, 2021, the Company had no outstanding commitments to fund CMLs. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $29 million and $25 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of June 30, 2021, and December 31, 2020, respectively.

As of June 30, 2021, the Company had commitments of approximately $2.1 billion to fund future MMLs. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

The following tables present as of June 30, 2021 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2021	2020	2019	2018	2017	Total
Loan-to-Value Ratio:
0%-59.99%	$419	$54	$510	$328	$77	$1,388
60%-69.99%	220	171	850	616	182	2,039
70%-79.99%	143	262	693	522	182	1,802
80% or greater	0	27	0	0	0	27
Total	$782	$514	$2,053	$1,466	$441	$5,256

Commercial Mortgage Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$166	$32	$439	$129	$68	$569	$1,403	2.48
60%-69.99%	34	16	178	40	0	127	395	2.04
70%-79.99%	0	0	32	0	0	21	53	1.61
80% or greater	0	0	0	0	0	26	26	1.63
Total	200	48	649	169	68	743	1,877	2.35
Weighted Average DSCR	2.56	1.97	2.48	2.18	2.51	2.23

Middle Market Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$18	$84	$58	$39	$10	$3	$48	$260
BB	146	358	310	202	66	32	161	1,275
B	329	501	660	361	223	148	177	2,399
CCC	0	5	81	81	67	34	72	340
CC	0	0	0	14	39	0	2	55
C and lower	0	8	0	0	0	0	1	9
Total	$493	$956	$1,109	$697	$405	$217	$461	$4,338

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $21.8 billion amortized cost as of June 30, 2021 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the period ended June 30, 2021. As of June 30, 2021, these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no troubled debt restructurings (TDRs) during the period ended June 30, 2021 and an immaterial amount due to COVID-19 during the year ended December 31, 2020.

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

As of June 30, 2021 and December 31, 2020, the Company had no loans or fixed maturities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Three Months Ended June 30, 2021:
Balance at March 31, 2021	$(47)	$(24)	$(83)	$(8)	$(27)	$(13)
(Addition to) release of allowance for credit losses	6	2	7	0	1	0
Balance at June 30, 2021	$(41)	$(22)	$(76)	$(8)	$(26)	$(13)
Three Months Ended June 30, 2020:
Balance at March 31, 2020	$(27)	$(11)	$(87)	$(9)	$(63)	$(11)
(Addition to) release of allowance for credit losses	(39)	(31)	(56)	0	(11)	0
Write-offs, net of recoveries	0	0	9	0	36	0
Balance at June 30, 2020	$(66)	$(42)	$(134)	$(9)	$(38)	$(11)
Six Months Ended June 30, 2021:
Balance at December 31, 2020	$(63)	$(33)	$(85)	$(9)	$(38)	$(11)
(Addition to) release of allowance for credit losses	22	11	9	1	0	(2)
Write-offs, net of recoveries	0	0	0	0	12	0
Balance at June 30, 2021	$(41)	$(22)	$(76)	$(8)	$(26)	$(13)
Six Months Ended June 30, 2020:
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(42)	(31)	(90)	1	(74)	0
Write-offs, net of recoveries	0	0	9	0	36	0
Balance at June 30, 2020	$(66)	$(42)	$(134)	$(9)	$(38)	$(11)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of June 30, 2021 was $35 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	June 30, 2021	December 31, 2020
Other investments:
Policy loans	$243	$260
Short-term investments (1)	1,667	1,139
Limited partnerships	1,329	1,004
Other	19	26
Total other investments	$3,258	$2,429
(1) Includes securities lending collateral

The Parent Company invests in partnerships that specialize in rehabilitating historic structures or the installation of solar equipment in order to receive federal historic rehabilitation and solar tax credits. These investments are classified as limited partnerships and included in other investments in the consolidated balance sheet. The change in value of each investment is recorded as a reduction to net investment income. Offsetting tax credits generated by these investments are recorded as an income tax benefit in the consolidated statement of earnings.

As of June 30, 2021, the Company had $180 million in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	June 30, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,295	$4,493	$3,487	$4,596
Commercial mortgage and other loans	9,575	9,679	8,964	9,040
Other investments (2)	1,111	1,111	826	826
Other assets (3)	110	110	133	133
Total assets of consolidated VIEs	$14,091	$15,393	$13,410	$14,595
Liabilities:
Other liabilities (3)	$310	$310	$231	$231
Total liabilities of consolidated VIEs	$310	$310	$231	$231
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
Investments in Variable Interest Entities Not Consolidated

	June 30, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$5,155	$6,356	$5,477	$6,767
Other investments (1)	218	218	178	178
Total investments in VIEs not consolidated	$5,373	$6,574	$5,655	$6,945
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
	June 30, 2021			December 31, 2020
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$2,015	$2,015	$0	$0	$0
Public utilities	43	0	43	57	0	57
Sovereign and supranational	3	0	3	3	0	3
Banks/financial institutions	95	0	95	63	0	63
Other corporate	977	0	977	841	0	841
Total borrowings	$1,118	$2,015	$3,133	$964	$0	$964
Gross amount of recognized liabilities for securities lending transactions			$3,133			$964
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $8,202 million and $6,654 million at June 30, 2021 and December 31, 2020, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of June 30, 2021, and December 31, 2020, respectively.

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

	June 30, 2021			December 31, 2020
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$2	$18	$0	$1
Total cash flow hedges	18	0	2	18	0	1
Fair value hedges:
Foreign currency forwards	62	0	2	64	2	0
Foreign currency options	8,680	1	1	8,865	0	0
Total fair value hedges	8,742	1	3	8,929	2	0
Net investment hedge:
Foreign currency forwards	5,015	258	1	5,010	14	84
Foreign currency options	1,951	0	0	2,027	1	0
Total net investment hedge	6,966	258	1	7,037	15	84
Non-qualifying strategies:
Foreign currency swaps	2,250	59	22	2,250	47	81
Foreign currency swaps - VIE	2,998	110	308	2,857	133	230
Foreign currency forwards	14,265	309	759	26,528	386	301
Foreign currency options	5,570	0	0	11,037	0	0
Interest rate swaps	3,500	1	1	0	0	0
Forward bond purchase commitment - VIE	18	1	0	0	0	0
Total non-qualifying strategies	28,601	480	1,090	42,672	566	612
Total derivatives	$44,327	$739	$1,096	$58,656	$583	$697

Cash Flow Hedges
For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the USD variable rate interest and principal payments to fixed rate JPY interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately five years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "non-qualifying strategies" section of this note.
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended June 30, 2021:
Foreign currency options	Fixed maturity securities	49	(7)	56	(55)	1
Total gains (losses)		$49	$(7)	$56	$(55)	$1
Six Months Ended June 30, 2021:
Foreign currency forwards	Fixed maturity securities	$(4)	$0	$(4)	$4	$0
Foreign currency options	Fixed maturity securities	(11)	(10)	(1)	4	3
Total gains (losses)		$(15)	$(10)	$(5)	$8	$3
Three Months Ended June 30, 2020:
Foreign currency forwards	Fixed maturity securities	$0	$(1)	$1	$(1)	$0
Foreign currency options	Fixed maturity securities	(2)	(1)	(1)	1	0
Total gains (losses)		$(2)	$(2)	$0	$0	$0
Six Months Ended June 30, 2020:
Foreign currency forwards	Fixed maturity securities	$(16)	$(8)	$(8)	$9	$1
Foreign currency options	Fixed maturity securities	(2)	(1)	(1)	1	0
Total gains (losses)		$(18)	$(9)	$(9)	$10	$1
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month and six-month periods ended June 30, 2021 and 2020, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Fixed maturity securities	$3,477	$4,331	$217	$237
(1) The balance includes hedging adjustment on discontinued hedging relationships of $217 in 2021 and $237 in 2020.

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

The Company's net investment hedge was effective during the three- and six-month periods ended June 30, 2021 and 2020, respectively.
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

As of June 30, 2021, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.
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

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended June 30,
	2021				2020
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$1	$0	$0		$(2)
Total cash flow hedges	0	(1)	(3)	1	0	0	(3)	(2)
Fair value hedges:
Foreign currency forwards (3)		0				(1)
Foreign currency options (3)		(6)				(1)
Interest rate swaptions (3)	0	0		0	(1)	0		1
Total fair value hedges	0	(6)		0	(1)	(2)		1
Net investment hedge:
Non-derivative hedging instruments		0		8		0		(28)
Foreign currency forwards		31		6		101		(50)
Foreign currency options		(1)		0		(7)		0
Total net investment hedge		30		14		94		(78)
Non-qualifying strategies:
Foreign currency swaps		12				31
Foreign currency swaps - VIE		(108)				(30)
Foreign currency forwards		(11)				30
Foreign currency options		(15)				(3)
Interest rate swaps		3				2
Forward bond purchase commitment- VIE		0				(2)
Total non- qualifying strategies		(119)				28
Total	$0	$(96)		$15	$(1)	$120		$(79)
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 million of losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the three-month periods ended June 30, 2021 and 2020. In addition, an immaterial amount of gain (loss) was reclassified from accumulated other comprehensive income (loss) into earnings during the three-month periods ended June 30, 2021 and 2020, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

	Six Months Ended June 30,
	2021				2020
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(2)		$1	$(1)	$0		$(6)
Total cash flow hedges	0	(2)	(3)	1	(1)	0	(3)	(6)
Fair value hedges:
Foreign currency forwards(3)		0				(7)
Foreign currency options(3)		(7)				(1)
Interest rate swaptions(3)	0	0		0	(1)	0		1
Total fair value hedges	0	(7)		0	(1)	(8)		1
Net investment hedge:
Non-derivative hedging instruments		0		196		0		(21)
Foreign currency forwards		49		341		152		(75)
Foreign currency options		(3)		0		(1)		0
Total net investment hedge		46		537		151		(96)
Non-qualifying strategies:
Foreign currency swaps		99				81
Foreign currency swaps - VIE		(79)				(225)
Foreign currency forwards		(443)				(6)
Foreign currency options		1				(5)
Interest rate swaps		3				49
Forward bond purchase commitment - VIE		(1)				(2)
Total non-qualifying strategies		(420)				(108)
Total	$0	$(383)		$538	$(2)	$35		$(101)
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $2 million of losses reclassified from accumulated other comprehensive income (loss) into earnings. It also includes an immaterial amount excluded from effectiveness testing during the six-month periods ended June 30, 2021 and 2020. In addition, an immaterial amount of income/(loss) was reclassified from accumulated other comprehensive income (loss) into earnings during the six-month periods ended June 30, 2021 and 2020, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of June 30, 2021, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve months.

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

As of June 30, 2021, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $555 million and $268 million as of June 30, 2021, and December 31, 2020, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on June 30, 2021, the Company estimates that it would be required to post a maximum of $103 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

June 30, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$628	$0	$628	$(332)	$(45)	$(194)	$57
OTC - cleared	1	0	1	(1)	0	0	0
Total derivative assets subject to a master netting agreement or offsetting arrangement	629	0	629	(333)	(45)	(194)	57
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	110		110				110
Total derivative assets not subject to a master netting agreement or offsetting arrangement	110		110				110
Total derivative assets	739	0	739	(333)	(45)	(194)	167
Securities lending and similar arrangements	3,100	0	3,100	0	0	(3,100)	0
Total	$3,839	$0	$3,839	$(333)	$(45)	$(3,294)	$167

December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$450	$0	$450	$(295)	$(73)	$(76)	$6
Total derivative assets subject to a master netting agreement or offsetting arrangement	450	0	450	(295)	(73)	(76)	6
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	133		133				133
Total derivative assets not subject to a master netting agreement or offsetting arrangement	133		133				133
Total derivative assets	583	0	583	(295)	(73)	(76)	139
Securities lending and similar arrangements	940	0	940	0	0	(940)	0
Total	$1,523	$0	$1,523	$(295)	$(73)	$(1,016)	$139

Offsetting of Financial Liabilities and Derivative Liabilities

June 30, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$785	$0	$785	$(332)	$(437)	$(15)	$1
OTC - cleared	1	0	1	(1)	0	0	0
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	786	0	786	(333)	(437)	(15)	1
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	310		310				310
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	310		310				310
Total derivative liabilities	1,096	0	1,096	(333)	(437)	(15)	311
Securities lending and similar arrangements	3,133	0	3,133	(3,100)	0	0	33
Total	$4,229	$0	$4,229	$(3,433)	$(437)	$(15)	$344

December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$466	$0	$466	$(295)	$(43)	$(69)	$59
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	466	0	466	(295)	(43)	(69)	59
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	231		231				231
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	231		231				231
Total derivative liabilities	697	0	697	(295)	(43)	(69)	290
Securities lending and similar arrangements	964	0	964	(940)	0	0	24
Total	$1,661	$0	$1,661	$(1,235)	$(43)	$(69)	$314

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

	June 30, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$34,344	$1,338	$0	$35,682
Municipalities	0	2,965	0	2,965
Mortgage- and asset-backed securities	0	1,026	258	1,284
Public utilities	0	9,913	480	10,393
Sovereign and supranational	0	1,213	45	1,258
Banks/financial institutions	0	11,866	38	11,904
Other corporate	0	38,482	316	38,798
Total fixed maturity securities	34,344	66,803	1,137	102,284
Equity securities	1,231	86	158	1,475
Other investments	1,667	0	0	1,667
Cash and cash equivalents	5,469	0	0	5,469
Other assets:
Foreign currency swaps	0	59	110	169
Foreign currency forwards	0	567	0	567
Foreign currency options	0	1	0	1
Interest rate swaps	0	1	0	1
Forward bond purchase commitment	0	1	0	1
Total other assets	0	629	110	739
Total assets	$42,711	$67,518	$1,405	$111,634
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$22	$310	$332
Foreign currency forwards	0	762	0	762
Foreign currency options	0	1	0	1
Interest rate swaps	0	1	0	1
Total liabilities	$0	$786	$310	$1,096

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$36,032	$1,318	$0	$37,350
Municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities	0	814	224	1,038
Public utilities	0	10,395	422	10,817
Sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions	0	12,036	24	12,060
Other corporate	0	39,918	299	40,217
Total fixed maturity securities	36,032	68,833	1,017	105,882
Equity securities	1,095	86	102	1,283
Other investments	1,139	0	0	1,139
Cash and cash equivalents	5,141	0	0	5,141
Other assets:
Foreign currency swaps	0	47	133	180
Foreign currency forwards	0	402	0	402
Foreign currency options	0	1	0	1
Total other assets	0	450	133	583
Total assets	$43,407	$69,369	$1,252	$114,028
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$81	$231	$312
Foreign currency forwards	0	385	0	385
Total liabilities	$0	$466	$231	$697

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	June 30, 2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,938	$26,683	$241	$0	$26,924
Municipalities	351	0	461	0	461
Public utilities	45	0	58	0	58
Sovereign and supranational	534	0	681	0	681
Other corporate	23	0	30	0	30
Commercial mortgage and other loans	11,332	0	0	11,468	11,468
Other investments (1)	19	0	19	0	19
Total assets	$34,242	$26,683	$1,490	$11,468	$39,641
Liabilities:
Other policyholders’ funds	$7,368	$0	$0	$7,257	$7,257
Notes payable (excluding leases)	7,979	0	8,462	270	8,732
Total liabilities	$15,347	$0	$8,462	$7,527	$15,989
(1) Excludes policy loans of $243 and equity method investments of $1,329, at carrying value

	December 31, 2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$23,445	$28,810	$260	$0	$29,070
Municipalities	377	0	499	0	499
Public utilities	47	0	61	0	61
Sovereign and supranational	571	0	736	0	736
Other corporate	24	0	33	0	33
Commercial mortgage and other loans	10,554	0	0	10,655	10,655
Other investments (1)	26	0	26	0	26
Total assets	$35,044	$28,810	$1,615	$10,655	$41,080
Liabilities:
Other policyholders’ funds	$7,824	$0	$0	$7,709	$7,709
Notes payable (excluding leases)	7,745	0	8,396	288	8,684
Total liabilities	$15,569	$0	$8,396	$7,997	$16,393
(1) Excludes policy loans of $260 and equity method investments of $1,004, at carrying value

Fair Value of Financial Instruments

Fixed maturity and equity securities

The Company determines the fair values of fixed maturity securities and public and privately-issued equity securities using the following approaches or techniques: price quotes and valuations from third party pricing vendors (including quoted market prices readily available from public exchange markets), in-house valuations and non-binding price quotes the Company obtains from outside brokers.

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities. Starting in June 2021, these models and associated processes and controls were substantially transitioned to and executed by company personnel. These models are discounted cash flow (DCF) valuation models, but also use information from related markets, specifically the credit default swap (CDS) market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including:

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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	June 30, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$34,344	$837	$0	$35,181
Broker/other (1)	0	501	0	501
Total government and agencies	34,344	1,338	0	35,682
Municipalities:
Third party pricing vendor	0	2,117	0	2,117
Broker/other (1)	0	848	0	848
Total municipalities	0	2,965	0	2,965
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,023	0	1,023
Broker/other (1)	0	3	258	261
Total mortgage- and asset-backed securities	0	1,026	258	1,284
Public utilities:
Third party pricing vendor	0	4,644	0	4,644
Broker/other (1)	0	5,269	480	5,749
Total public utilities	0	9,913	480	10,393
Sovereign and supranational:
Third party pricing vendor	0	286	0	286
Broker/other (1)	0	927	45	972
Total sovereign and supranational	0	1,213	45	1,258
Banks/financial institutions:
Third party pricing vendor	0	5,243	0	5,243
Broker/other (1)	0	6,623	38	6,661
Total banks/financial institutions	0	11,866	38	11,904
Other corporate:
Third party pricing vendor	0	30,184	0	30,184
Broker/other (1)	0	8,298	316	8,614
Total other corporate	0	38,482	316	38,798
Total securities available for sale	$34,344	$66,803	$1,137	$102,284
Equity securities, carried at fair value:
Third party pricing vendor	$1,231	$86	$0	$1,317
Broker/other (1)	0	0	158	158
Total equity securities	$1,231	$86	$158	$1,475
(1) Other includes in-house valuations generated by DCF models which utilize observable market data inputs.

	June 30, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$26,683	$241	$0	$26,924
Total government and agencies	26,683	241	0	26,924
Municipalities:
Third party pricing vendor	0	461	0	461
Total municipalities	0	461	0	461
Public utilities:
Third party pricing vendor	0	58	0	58
Total public utilities	0	58	0	58
Sovereign and supranational:
Third party pricing vendor	0	325	0	325
Broker/other (1)	0	356	0	356
Total sovereign and supranational	0	681	0	681
Other corporate:
Third party pricing vendor	0	30	0	30
Total other corporate	0	30	0	30
Total securities held to maturity	$26,683	$1,471	$0	$28,154
(1) Other includes in-house valuations generated by DCF models which utilize observable market data inputs.

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$36,032	$1,318	$0	$37,350
Total government and agencies	36,032	1,318	0	37,350
Municipalities:
Third party pricing vendor	0	3,018	0	3,018
Total municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities:
Third party pricing vendor	0	364	0	364
Broker/other	0	450	224	674
Total mortgage- and asset-backed securities	0	814	224	1,038
Public utilities:
Third party pricing vendor	0	10,395	0	10,395
Broker/other	0	0	422	422
Total public utilities	0	10,395	422	10,817
Sovereign and supranational:
Third party pricing vendor	0	1,334	0	1,334
Broker/other	0	0	48	48
Total sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions:
Third party pricing vendor	0	12,036	0	12,036
Broker/other	0	0	24	24
Total banks/financial institutions	0	12,036	24	12,060
Other corporate:
Third party pricing vendor	0	39,886	0	39,886
Broker/other	0	32	299	331
Total other corporate	0	39,918	299	40,217
Total securities available for sale	$36,032	$68,833	$1,017	$105,882
Equity securities, carried at fair value:
Third party pricing vendor	$1,095	$86	$0	$1,181
Broker/other	0	0	102	102
Total equity securities	$1,095	$86	$102	$1,283

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,810	$260	$0	$29,070
Total government and agencies	28,810	260	0	29,070
Municipalities:
Third party pricing vendor	0	499	0	499
Total municipalities	0	499	0	499
Public utilities:
Third party pricing vendor	0	61	0	61
Total public utilities	0	61	0	61
Sovereign and supranational:
Third party pricing vendor	0	736	0	736
Total sovereign and supranational	0	736	0	736
Other corporate:
Third party pricing vendor	0	33	0	33
Total other corporate	0	33	0	33
Total securities held to maturity	$28,810	$1,589	$0	$30,399

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

Commercial mortgage and other loans

Commercial mortgage and other loans include TREs, CMLs and MMLs. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or London Interbank Offered Rate (LIBOR) yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy.

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

Transfers between Hierarchy Levels and Level 3 Rollforward
Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3. Derivative assets and liabilities are presented as a net value.

Three Months Ended June 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$204	$479	$68	$28	$319	$122	$(80)	$1,140
Net investment gains (losses) included in earnings	0	0	0	0	0	13	(120)	(107)
Unrealized gains (losses) included in other comprehensive income (loss)	0	8	0	0	14	0	0	22
Purchases, issuances, sales and settlements:
Purchases	54	0	0	10	0	6	0	70
Issuances	0	0	0	0	0	17	0	17
Sales	0	0	(23)	0	0	0	0	(23)
Settlements	0	(7)	0	0	(17)	0	0	(24)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0	0
Balance, end of period	$258	$480	$45	$38	$316	$158	$(200)	$1,095
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$(120)	$(120)

Three Months Ended June 30, 2020
	Fixed Maturity Securities				Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$188	$298	$23	$245	$82	$(146)	$690
Net investment gains (losses) included in earnings	0	0	0	0	0	(20)	(20)
Unrealized gains (losses) included in other comprehensive income (loss)	1	0	0	1	0	(2)	0
Purchases, issuances, sales and settlements:
Purchases	0	13	1	12	5	0	31
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	(1)	0	(1)
Settlements	(1)	(4)	0	0	0	0	(5)
Transfers into Level 3	0	15	0	0	0	0	15
Transfers out of Level 3	0	0	0	(15)	0	0	(15)
Balance, end of period	$188	$322	$24	$243	$86	$(168)	$695
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(20)	$(20)

Six Months Ended June 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0	0	0	0	0	22	(101)	(79)
Unrealized gains (losses) included in other comprehensive income (loss)	(15)	(10)	(3)	(1)	2	0	(1)	(28)
Purchases, issuances, sales and settlements:
Purchases	64	78	0	15	0	17	0	174
Issuances	0	0	0	0	0	17	0	17
Sales	0	0	(23)	0	0	0	0	(23)
Settlements	0	(10)	0	0	(17)	0	0	(27)
Transfers into Level 3	0	0	23	0	32	0	0	55
Transfers out of Level 3	(15)	0	0	0	0	0	0	(15)
Balance, end of period	$258	$480	$45	$38	$316	$158	$(200)	$1,095
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$(101)	$(101)

Six Months Ended June 30, 2020
	Fixed Maturity Securities				Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$178	$224	$23	$262	$80	$43	$810
Net investment gains (losses) included in earnings	0	0	0	0	0	(205)	(205)
Unrealized gains (losses) included in other comprehensive income (loss)	2	(9)	0	(16)	0	(6)	(29)
Purchases, issuances, sales and settlements:
Purchases	0	96	1	12	7	0	116
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	(1)	0	(1)
Settlements	(1)	(4)	0	0	0	0	(5)
Transfers into Level 3	9	15	0	0	0	0	24
Transfers out of Level 3	0	0	0	(15)	0	0	(15)
Balance, end of period	$188	$322	$24	$243	$86	$(168)	$695
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(205)	$(205)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments and derivatives carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

June 30, 2021
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$258	Consensus pricing	Offered quotes	N/A			(a)
Public utilities	480	Discounted cash flow	Credit spreads	N/A			(a)
Sovereign and supranational	45	Discounted cash flow	Historical volatility	N/A			(a)
Banks/financial institutions	38	Consensus pricing	Offered quotes	N/A			(a)
Other corporate	316	Discounted cash flow	Credit spreads	N/A			(a)
Equity securities	158	Net asset value	Offered quotes	N/A			(a)
Other assets:
Foreign currency swaps	43	Discounted cash flow	Interest rates (USD)	1.44%	-	1.77%	(b)
			Interest rates (JPY)	.09%	-	.50%	(c)
			CDS spreads	21 bps	-	118 bps
	67	Discounted cash flow	Interest rates (USD)	1.44%	-	1.77%	(b)
			Interest rates (JPY)	.09%	-	.50%	(c)
Total assets	$1,405
Liabilities:
Other liabilities:
Foreign currency swaps	$170	Discounted cash flow	Interest rates (USD)	1.44%	-	1.77%	(b)
			Interest rates (JPY)	.09%	-	.50%	(c)
			CDS spreads	15 bps	-	174 bps
	140	Discounted cash flow	Interest rates (USD)	1.44%	-	1.77%	(b)
			Interest rates (JPY)	.09%	-	.50%	(c)
Total liabilities	$310
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

6.    POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Unpaid supplemental health claims, beginning of period	$4,192	$3,983	$4,389	$3,968
Less reinsurance recoverables	37	33	39	31
Net balance, beginning of period	4,155	3,950	4,350	3,937
Add claims incurred during the period related to:
Current year	1,710	1,736	3,570	3,574
Prior years	(198)	(166)	(518)	(302)
Total incurred	1,512	1,570	3,052	3,272
Less claims paid during the period on claims incurred during:
Current year	1,139	1,127	1,657	1,681
Prior years	407	411	1,461	1,558
Total paid	1,546	1,538	3,118	3,239
Effect of foreign exchange rate changes on unpaid claims	4	22	(159)	34
Net balance, end of period	4,125	4,004	4,125	4,004
Add reinsurance recoverables	37	37	37	37
Unpaid supplemental health claims, end of period	4,162	4,041	4,162	4,041
Unpaid life claims, end of period	759	732	759	732
Total liability for unpaid policy claims	$4,921	$4,773	$4,921	$4,773

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $518 million for the six-month period ended June 30, 2021 comprises approximately $220 million from Japan and $298 million from the U.S., representing approximately 42% and 58% of the total, respectively. Excluding the impact of foreign exchange of a loss of approximately $5 million from December 31, 2020 to June 30, 2021, the favorable claims development in Japan would have been approximately $225 million, representing approximately 43% of the total.

The Company has experienced continued favorable claim trends in 2021 for its core health products in Japan. During the first six months of 2021, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits, and was staying home more. This resulted in lower sickness, accident, and cancer incurred claims. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

For the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The U.S. portion of the favorable claims development includes $125 million related to refinements in estimates for COVID and non-COVID claims as experience emerged.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $926 million and $1.0 billion as of June 30, 2021 and December 31, 2020, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $972 million and $1.0 billion as of June 30, 2021 and December 31, 2020, respectively. The spot yen/dollar exchange rate weakened by approximately 6.4% and ceded reserves decreased approximately 6.2% from December 31, 2020 to June 30, 2021.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Direct premium income	$4,490	$4,752	$9,141	$9,525
Ceded to other companies:
Ceded Aflac Japan closed blocks	(109)	(116)	(223)	(232)
Other	(15)	(24)	(34)	(48)
Assumed from other companies:
Retrocession activities	45	49	93	97
Other	30	3	57	4
Net premium income	$4,441	$4,664	$9,034	$9,346

Direct benefits and claims	$2,687	$2,975	$5,463	$6,003
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(94)	(105)	(193)	(210)
Eliminations	8	10	16	19
Other	(9)	(21)	(17)	(45)
Assumed from other companies:
Retrocession activities	42	47	84	87
Eliminations	(8)	(10)	(16)	(19)
Other	27	1	50	2
Benefits and claims, net	$2,653	$2,897	$5,387	$5,837

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥120 billion of reserves. This reinsurance facility agreement was renewed in 2020 and is effective until December 31, 2021. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of June 30, 2021, the Company has not executed a reinsurance treaty under this committed reinsurance facility.
8.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	June 30, 2021	December 31, 2020
3.625% senior notes paid May 2021	$0	$698
3.625% senior notes due November 2024	747	747
3.25% senior notes due March 2025	448	448
1.125% senior sustainability notes due March 2026	397	0
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	991	990
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	254	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	112	119
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	541	578
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	113	121
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	119	127
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	264	282
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	269	0
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	84	90
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	186	198
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	108	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	137	146
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	88	94
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	95	101
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	89	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	80	85
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	57	61
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	89	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	538	575
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	270	289
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	179	0
Yen-denominated loans:
Variable interest rate loan due September 2026 (.42% in 2021 and .43% in 2020, principal amount ¥5.0 billion)	45	48
Variable interest rate loan due September 2029 (.57% in 2021 and .58% in 2020, principal amount ¥25.0 billion)	225	240
Finance lease obligations payable through 2027	13	11
Operating lease obligations payable through 2049	129	143
Total notes payable and lease obligations	$8,121	$7,899
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In April 2021, the Parent Company issued five series of senior notes totaling ¥82.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥30.0 billion, bears interest at a fixed rate of .633% per annum, payable semi-annually, and will mature in April 2031. The second series, which totaled ¥12.0 billion, bears interest at a fixed rate of .844% per annum, payable semi-annually, and will mature in April 2033. The third series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.039% per annum, payable semi-annually, and will mature in April 2036. The fourth series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.264% per annum, payable semi-annually, and will mature in April 2041. The fifth series, which totaled ¥20.0 billion, bears interest at a fixed rate of 1.560% per annum, payable semi-annually, and will mature in April 2051. The notes are redeemable at the Parent Company’s option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance or (ii) on or after the date that is six months prior to the stated maturity date of the series, in whole or in part, at a redemption price equal to the aggregate principal amount to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In May 2021, the Parent Company used a portion of the net proceeds from the April 2021 issuance of its various series of senior notes to redeem $700 million of the Parent Company's 3.625% senior notes due June 2023.

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

A summary of the Company's lines of credit as of June 30, 2021 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 17, 2021	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) LIBOR adjusted for certain costs or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a eurocurrency rate determined by reference to the agent's LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the greater of (i) the prime rate as determined by the agent, and (ii) the sum of 0.50% and the federal funds rate for such day	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2021	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 4, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 26, 2021	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 8, 2022	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2022	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2022	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement

(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
AGV Management Services Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2022	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 2, 2022	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2022	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2022	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2021. No events of default or defaults occurred during the six-month period ended June 30, 2021.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

9.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the six-month periods ended June 30.

(In thousands of shares)	2021	2020
Common stock - issued:
Balance, beginning of period	1,351,018	1,349,309
Exercise of stock options and issuance of restricted shares	1,374	1,426
Balance, end of period	1,352,392	1,350,735
Treasury stock:
Balance, beginning of period	658,564	622,516
Purchases of treasury stock:
Share repurchase program	22,614	15,193
Other	381	521
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(717)	(1,116)
Exercise of stock options	(223)	(45)
Other	(217)	(242)
Balance, end of period	680,402	636,827
Shares outstanding, end of period	671,990	713,908

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Anti-dilutive share-based awards	0	1,257	1	989

Share Repurchase Program

During the first six months of 2021, the Company repurchased 22.6 million shares of its common stock for $1.2 billion as part of its share repurchase program. During the first six months of 2020, the Company repurchased 15.2 million shares of its common stock for $637 million as part of its share repurchase program. As of June 30, 2021, a remaining balance of 76.5 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended June 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at March 31, 2021	$(1,674)	$8,794	$(33)	$(280)	$6,807
Other comprehensive income (loss) before reclassification	13	1,202	(1)	(6)	1,208
Amounts reclassified from accumulated other comprehensive income (loss)	0	(4)	1	7	4
Net current-period other comprehensive income (loss)	13	1,198	0	1	1,212
Balance at June 30, 2021	$(1,661)	$9,992	$(33)	$(279)	$8,019
All amounts in the table above are net of tax.

Three Months Ended June 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at March 31, 2020	$(1,543)	$6,043	$(35)	$(277)	$4,188
Other comprehensive income (loss) before reclassification	74	2,433	(1)	(5)	2,501
Amounts reclassified from accumulated other comprehensive income (loss)	0	56	0	5	61
Net current-period other comprehensive income (loss)	74	2,489	(1)	0	2,562
Balance at June 30, 2020	$(1,469)	$8,532	$(36)	$(277)	$6,750
All amounts in the table above are net of tax.

Six Months Ended June 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(552)	(381)	(1)	(10)	(944)
Amounts reclassified from accumulated other comprehensive income (loss)	0	12	2	15	29
Net current-period other comprehensive income (loss)	(552)	(369)	1	5	(915)
Balance at June 30, 2021	$(1,661)	$9,992	$(33)	$(279)	$8,019
All amounts in the table above are net of tax.

Six Months Ended June 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	154	(975)	(3)	(11)	(835)
Amounts reclassified from accumulated other comprehensive income (loss)	0	111	0	11	122
Net current-period other comprehensive income (loss)	154	(864)	(3)	0	(713)
Balance at June 30, 2020	$(1,469)	$8,532	$(36)	$(277)	$6,750
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended June 30, 2021
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$5	Net investment gains (losses)
	(1)	Tax (expense) or benefit(1)
	$4	Net of tax
Unrealized gains (losses) on derivatives	$(1)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(1)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(9)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(7)	Net of tax
Total reclassifications for the period	$(4)	Net of tax
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

(In millions)	Six Months Ended June 30, 2021
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(15)	Net investment gains (losses)
	3	Tax (expense) or benefit(1)
	$(12)	Net of tax
Unrealized gains (losses) on derivatives	$(2)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(2)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(19)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	4	Tax (expense) or benefit(1)
	$(15)	Net of tax
Total reclassifications for the period	$(29)	Net of tax
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
10.    SHARE-BASED COMPENSATION

As of June 30, 2021, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of June 30, 2021, approximately 36.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of June 30, 2021, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at June 30, 2021.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	2,419	3.8	$56	$30.72
Exercisable	2,419	3.8	56	30.72

The Company received cash from the exercise of stock options in the amount of $18 million during the first six months of 2021, compared with $7 million in the first six months of 2020. The tax benefit realized as a result of stock option exercises and restricted stock releases was $15 million in the first six months of 2021, compared with $18 million in the first six months of 2020.

As of June 30, 2021, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $60 million, of which $27 million (1.7 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the six-month period ended June 30, 2021.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2020	2,580	$48.57
Granted in 2021	1,419	47.61
Canceled in 2021	(83)	49.19
Vested in 2021	(1,229)	45.90
Restricted stock at June 30, 2021	2,687	$49.05

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) $7 million and $6 million for the three-month periods and $14 million and $12 million for the six-month periods ended June 30, 2021 and 2020, respectively. Total net periodic cost includes the following components:

	Three Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6	$6	$7	$7	$0	$0
Interest cost	1	1	8	8	1	1
Expected return on plan assets	(2)	(2)	(10)	(9)	0	0
Amortization of net actuarial loss	0	1	8	6	1	0
Net periodic (benefit) cost	$5	$6	$13	$12	$2	$1

	Six Months Ended June 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$12	$12	$14	$14	$0	$0
Interest cost	2	2	16	16	1	1
Expected return on plan assets	(4)	(4)	(20)	(18)	0	0
Amortization of net actuarial loss	1	2	16	12	2	1
Net periodic (benefit) cost	$11	$12	$26	$24	$3	$2

During the six months ended June 30, 2021, Aflac Japan contributed approximately $19 million (using the weighted-average yen/dollar exchange rate for the six-month period ended June 30, 2021) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

12.    COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2021, the Company entered into an outsourcing agreement with a technology and consulting company to provide mainframe computer operations for Aflac Japan. As of June 30, 2021, the agreement has a remaining term of four years and an aggregate remaining cost of ¥31.6 billion ($285 million using the June 30, 2021 exchange rate).

Effective for 2021, the Company entered into an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. As of June 30, 2021, the agreement has a remaining term of six years and an aggregate remaining cost of ¥17.8 billion ($161 million using the June 30, 2021 exchange rate).

Effective for 2021, the Company entered into an enterprise agreement with an information technology and data services company to license software for Aflac Japan. As of June 30, 2021, the agreement has a remaining term of three years and an aggregate remaining cost of ¥1.9 billion ($17 million using the June 30, 2021 exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by June 30, 2021. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the six-month period ended June 30, 2021 were immaterial.

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•difficult conditions in global capital markets and the economy, including those caused by COVID-19
•defaults and credit downgrades of investments
•exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing judgments applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•concentration of the Company's investments in any particular single-issuer or sector
•the effects of COVID-19, and any resulting economic effects and government interventions, on the Company's business and financial results
•ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•the level of sales of Aflac Japan products in the Japan Post channel
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics (such as the coronavirus COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the six-month periods ended June 30, 2021 and 2020, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). In this MD&A, amounts may not foot due to rounding. For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part II. Other Information.
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

COVID-19

The impact of the COVID-19 global pandemic on the Company continues to evolve, and its future effects remain uncertain. At the onset of the pandemic in 2020, the majority of the Company’s employees in Japan and the U.S. shifted to remote working environments, with returns to office undertaken as warranted by local conditions. Both Aflac Japan and Aflac U.S. have taken measures to address employee health and safety and increase employees’ ability to develop and maintain more flexible working conditions, and operations remained stable throughout the first six months of 2021. The Company also took prompt action at the beginning of the pandemic to strengthen its capital and liquidity position, and continues to monitor its investment portfolios to adjust to market conditions, including the continuing recovery and inflation expectations. Both Aflac Japan and Aflac U.S. have accelerated investments in digital initiatives to improve productivity, efficiency and customer service over the long term.

In the three- and six-month periods ended June 30, 2021, sales for Aflac Japan, in yen terms, increased 38.4% and 15.7%, respectively, compared to the same periods in 2020, reflecting the launch of a new medical product in January 2021 and favorable comparisons due to pandemic conditions in 2020. In the three-month period ended June 30, 2021, sales for Aflac U.S. increased 64.1%, compared to the same period in 2020, reflecting increased sales activity as a result of the ongoing economic reopening in the U.S. and favorable comparisons due to pandemic conditions in 2020. In the six-month period ended June 30, 2021, Aflac U.S. sales increased 6.6%. Pandemic-related claims and associated reserve increases in both Japan and the U.S. have not materially impacted financial results in the first six months of 2021 and were more than offset by a reduction in claims related to non-COVID-19 medical needs. The pandemic’s impact on economic conditions have contributed to sales declines, pressuring premium growth rates. This has been partially offset by lower lapse rates in the U.S. The Company has not experienced material realized losses or impairments and credit losses associated with the pandemic. The Company continues to monitor the effects and risks of COVID-19, including its variants, to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position. Those impacts may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other measures the Company provided under 2021 Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2020 Annual Report.

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

The Company regularly evaluates adjustments to its foreign currency-hedging program in Aflac Japan to mitigate hedging cost and settlement risk while maintaining a strong SMR, including changes in the level of hedging employed with the U.S dollar-denominated investments. See the Liquidity and Capital Resources section of this MD&A for additional information regarding other potential sources of liquidity and capital resources.

•Investment Portfolio

The Company's investment portfolio was well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and de-risking activity in prior periods contributed to the current quality of the Company’s investments. Although economic and market conditions have continued to improve, the Company remains cautious about the continued path of the recovery and the potential longer term impacts of the pandemic. In addition, the reopening and supply shortages have triggered price increases which have, among other things, increased inflation expectations and which may ultimately result in an increase in inflation. The Company continues working with certain borrowers to provide temporary relief of terms by providing payment deferrals and other modifications or waivers where the Company believes it improves its overall position. For additional information on these loan modifications, see Note 3 of the Notes to the Consolidated Financial Statements.

•Crisis Management

The Company established command centers in Japan and the U.S. to monitor and communicate pandemic developments to the Company's leadership. The command centers participate in regular updates to the Company's leadership, including government and regulatory actions, operations, employee policies and conditions and distribution status. In addition, updates on cybersecurity are provided, including with respect to the Company's remote workforce. Moreover, the Company's financial leadership group has been meeting more frequently since the onset of the pandemic and has focused on the capital markets, capital and liquidity position, stress testing and any defensive actions that may be necessary.

•Aflac Japan initiatives

Aflac Japan has maintained certain measures implemented at the onset of the pandemic, such as restrictions on travel, working from home, staggered work hours and limitations on the number of personnel attending in-person meetings. As of June 30, 2021, Aflac Japan had approximately 54% of its workforce working remotely. Aflac Japan continues to evaluate return to the office measures; however, throughout the pandemic, Aflac Japan has evaluated its operational capabilities and anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations.

In June 2021, in response to the Government of Japan's initiative to accelerate vaccinations, Aflac Japan began offering workplace vaccinations to employees, temporary workers and contractors, including employee co-resident spouses, children and relatives who wish to be vaccinated. Aflac Japan also introduced a special paid leave system for employees who wish to receive a COVID-19 vaccination.

Aflac Japan remains focused on generating new business to existing and prospective customers through direct mail and digital methods. Aflac Japan has also accelerated investments in digital and paperless initiatives designed to increase long term productivity, efficiency, customer service and business continuity.

•Aflac U.S. and Corporate and Other initiatives

The Parent Company and Aflac U.S. continue to maintain certain employee and worksite safety measures that were first implemented at the onset of the pandemic, including restrictions on international travel, as well as protocols to limit in-person meetings applicable to U.S. employees. As of June 30, 2021, over 85% of U.S. employees were working remotely. While a small number of U.S. employees remained at or previously returned to one of the Company's worksites, a company-wide effort to return U.S. based employees of the Parent Company, Aflac U.S. and the U.S. asset management subsidiary to the worksite began in July 2021. The return to worksite is a phased approach throughout the rest of 2021 and into 2022, subject to factors including the availability of treatments and vaccines, the return schedule of school systems and the availability of child care, the number of COVID–19 cases and the COVID–19 replication rate in areas of the U.S. where the Company has significant operations. For those employees who are working in one of the Company's worksites, safety protocols have been put in place that align with or exceed those recommended by the Centers for Disease Control and Prevention (CDC). After the return to worksite, the Parent Company and Aflac U.S. expect to adopt a workforce model comprised of a mix of full time office employees, full time remote employees, and employees who will split their time between office and remote work.

The Parent Company and Aflac U.S. also continues to maintain several actions taken for its employees. These include a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

Aflac U.S. policy sales, enrollment and agent recruiting functions are highly dependent upon face-to-face interaction between independent agents and brokers with prospective and new customers and agents. Throughout the pandemic, opportunities for such interaction have been significantly reduced by reactions to the pandemic, such as social distancing, shelter in place orders and work from home initiatives. Notwithstanding the general improvement of economic conditions to date in 2021, the impact of pandemic conditions on Aflac U.S. sales remains subject to uncertainty as the effects of varying levels of vaccination and the emergence of COVID-19 variants continue to develop. Aflac U.S. has accelerated investments in digital initiatives designed to improve long term productivity, efficiency and customer service. Further, Aflac U.S. is in its third year of the build-out of the Consumer Markets business for the digital direct-to-consumer sale of insurance and sales made through that platform have continued to grow.

•Major government initiatives

Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy.

In January 2021, in response to the spread of COVID-19, the Government of Japan issued a state of emergency declaration covering 11 prefectures, including Tokyo and Osaka. The declaration was lifted in stages in areas where improvements in infection rates and lower healthcare system utilization were observed, and it was lifted in all areas on March 21, 2021. On April 23, 2021, due to the continued spread of COVID-19, the Government of Japan issued a state of emergency declaration covering four prefectures, including Tokyo and Osaka, from April 25, 2021 until May 11, 2021. This declaration was expanded to ten prefectures and extended until June 20, 2021, due to the emergence of COVID-19 variants and the continued increase in infections and impacts on the healthcare system. On June 20, 2021, the declaration was lifted in nine prefectures, including Tokyo and Osaka, and extended only in Okinawa until July 11. On July 8, 2021, due to a rise in COVID-19 infections, the Government of Japan issued a new state of emergency declaration for Tokyo for the period from July 12, 2021 to August 22, 2021. The state of emergency declaration for Okinawa was also further extended to August 22, 2021. In addition to the restrictions imposed by these emergency declarations, certain local governments continue to request a reduction of the onsite workforce and restraint from non-urgent traveling.

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

Throughout the pandemic, Aflac Japan has also followed the guidance of the FSA in terms of treating customers with care, ensuring ease and timeliness of claims payments and extended coverage for temporary medical facilities and telemedicine in certain circumstances, and waiver of interest on certain policyholder loans. In January 2021, the grace period on premium payments was extended to July 31, 2021 for the policyholders who live in areas under the state of emergency and in February 2021, the scope was expanded to all regions in Japan. Furthermore, in response to the state of emergency declaration in April 2021, in May 2021 and July 2021, the grace period on premium payments was extended to October, 31, 2021, November 30, 2021 and January 31, 2022, respectively. Aflac Japan will continue to provide flexibility for policyholders who live in areas under the state of emergency, including extending the payment grace period for a maximum of six months from the state of emergency declaration. Policyholders are required to file for relief through this extension.

During 2021, in response to fluctuations in COVID-19 infection rates and the declaration of a state of emergency by the Government of Japan, Aflac Japan has responded to requests of the Government of Japan and local governments while also giving priority to customer service quality and business continuity.

In the U.S., initial statewide shelter in place or stay at home orders were lifted and economic activity restrictions are easing in most states and have been lifted in a number of other states.

Throughout the pandemic, Aflac U.S. has taken steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. As of June 30, 2021, premium grace periods remained in effect in six states, Puerto Rico and the District of Columbia. Aflac U.S. experienced some increase in policy lapses in the first six months of 2021 in certain states where premium grace periods expired. If the premium grace periods continue to expire throughout 2021, Aflac U.S. would expect an increase in lapse rates, and a decrease in corresponding persistency rates.

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

Performance Highlights

Total revenues were $5.6 billion in the second quarter of 2021, compared with $5.4 billion in the second quarter of 2020. Net earnings were $1.1 billion, or $1.62 per diluted share in the second quarter of 2021, compared with $805 million, or $1.12 per diluted share, in the second quarter of 2020, driven by higher net investment gains.

Total revenues were $11.4 billion in the first six months of 2021, compared with $10.6 billion in the first six months of 2020. Net earnings were $2.4 billion, or $3.49 per diluted share in the first six months of 2021, compared with $1.4 billion, or $1.89 per diluted share, in the first six months of 2020, driven by higher net investment gains.

Results in the second quarter of 2021 included pretax net investment gains of $89 million, compared with net investment losses of $170 million in the second quarter of 2020. Net investment gains in the second quarter of 2021 included a decrease in credit loss allowances of $12 million; $99 million of net losses from certain derivative and foreign currency gains or losses; $170 million of net gains on equity securities; and $6 million of net gains from sales and redemptions.

Results in the first six months of 2021 included pretax net investment gains of $396 million, compared with net investment losses of $633 million in the first six months of 2020. Net investment gains in the first six months of 2021 included a decrease in credit loss allowances of $34 million; $265 million of net gains from certain derivative and foreign currency gains or losses; $102 million of net gains on equity securities; and $5 million of net losses from sales and redemptions.

The average yen/dollar exchange rate(1) for the three-month period ended June 30, 2021 was 109.48, or 1.7% weaker than the average yen/dollar exchange rate(1) of 107.65 for the same period in 2020. The average yen/dollar exchange rate(1) for the six-month period ended June 30, 2021 was 107.79, or .4% stronger than the average yen/dollar exchange rate(1) of 108.25 for the same period in 2020.

Adjusted earnings(2) in the second quarter of 2021 were $1.1 billion, or $1.59 per diluted share, compared with $921 million, or $1.28 per diluted share, in the second quarter of 2020, driven by lower-than-expected benefit ratios and higher net investment income, primarily in Japan. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.01. Adjusted earnings(2) in the first six months of 2021 were $2.1 billion, or $3.11 per diluted share, compared with $1.8 billion, or $2.49 per diluted share, in the first six months of 2020. The stronger yen/dollar exchange rate impacted adjusted earnings per diluted share by $(.01).

Total investments and cash at June 30, 2021 were $146.7 billion, compared with $142.2 billion at June 30, 2020. In the first six months of 2021, Aflac Incorporated repurchased $1.2 billion, or 22.6 million of its common shares. At June 30, 2021, the Company had 76.5 million remaining shares authorized for repurchase.

Shareholders’ equity was $33.7 billion, or $50.20 per share, at June 30, 2021, compared with $29.4 billion, or $41.21 per share, at June 30, 2020. Shareholders’ equity at June 30, 2021 included a net unrealized gain on investment securities and derivatives of $10.0 billion, compared with a net unrealized gain of $8.5 billion at June 30, 2020. Shareholders’ equity at June 30, 2021 also included an unrealized foreign currency translation loss of $1.7 billion, compared with an unrealized foreign currency translation loss of $1.5 billion at June 30, 2020. The annualized return on average shareholders’ equity in the second quarter of 2021 was 13.4%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $25.7 billion, or $38.27 per share at June 30, 2021, compared with $22.7 billion, or $31.75 per share, at June 30, 2020. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the second quarter of 2021 was 17.0%.

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

This document includes references to the Company’s financial performance measures which are not calculated in accordance with United States generally accepted accounting principles (U.S. GAAP) (non-U.S. GAAP). The financial measures exclude items that the Company believes may obscure the underlying fundamentals and trends in insurance operations because they tend to be driven by general economic conditions and events or related to infrequent activities not directly associated with insurance operations.

Due to the size of Aflac Japan, where the functional currency is the Japanese yen, fluctuations in the yen/dollar exchange rate can have a significant effect on reported results. In periods when the yen weakens, translating yen into dollars results in fewer dollars being reported. When the yen strengthens, translating yen into dollars results in more dollars being reported. Consequently, yen weakening has the effect of suppressing current period results in relation to the comparable prior period, while yen strengthening has the effect of magnifying current period results in relation to the comparable prior period. A significant portion of the Company’s business is conducted in yen and never converted into dollars but translated into dollars for U.S. GAAP reporting purposes, which results in foreign currency impact to earnings, cash flows and book value on a U.S. GAAP basis. Management evaluates the Company's financial performance both including and excluding the impact of foreign currency translation to monitor, respectively, cumulative currency impacts on book value and the currency-neutral operating performance over time. The average yen/dollar exchange rate is based on the published MUFG Bank, Ltd. telegraphic transfer middle rate (TTM).

The Company defines the non-U.S. GAAP financial measures included in this document as follows:

•Adjusted earnings are adjusted revenues less benefits and adjusted expenses. Adjusted earnings per share (basic or diluted) are the adjusted earnings for the period divided by the weighted average outstanding shares (basic or diluted) for the period presented. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding adjusted net investment gains and losses. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance operations and that do not reflect the Company's underlying business performance. Management uses adjusted earnings and adjusted earnings per diluted share to evaluate the financial performance of the Company’s insurance operations on a consolidated basis and believes that a presentation of these financial measures is vitally important to an understanding of the underlying profitability drivers and trends of the Company’s insurance business. The most comparable U.S. GAAP financial measures for adjusted earnings and adjusted earnings per share (basic or diluted) are net earnings and net earnings per share, respectively.

•Adjusted net investment gains and losses are net investment gains and losses adjusted for i) amortized hedge cost/income related to foreign currency exposure management strategies and certain derivative activity, ii) net interest cash flows from foreign currency and interest rate derivatives associated with certain investment strategies, which are both reclassified to net investment income, and iii) the impact of interest cash flows from derivatives associated with notes payable, which is reclassified to interest expense as a component of total adjusted expenses. The Company considers adjusted net investment gains and losses important as it represents the remainder amount that is considered outside management’s control, while excluding the components that are within management’s control and are accordingly reclassified to net investment income and interest expense. The most comparable U.S. GAAP financial measure for adjusted net investment gains and losses is net investment gains and losses.

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency derivatives to hedge certain foreign exchange risks in the Company's Japan segment or in the Corporate and Other segment. These amortized hedge costs/ income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight-line basis over the term of the hedge. The Company believes that amortized hedge costs/income measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income. There is no comparable U.S. GAAP financial measure for amortized hedge costs/ income.

•Adjusted earnings excluding current period foreign currency impact are computed using the average foreign currency exchange rate for the comparable prior-year period, which eliminates fluctuations driven solely by foreign currency exchange rate changes. Adjusted earnings per diluted share excluding current period foreign currency impact is adjusted earnings excluding current period foreign currency impact divided by the weighted average outstanding diluted shares for the period presented. The Company considers adjusted earnings excluding current period foreign currency impact and adjusted earnings per diluted share excluding current period foreign currency impact important because a significant portion of the Company's business is conducted in Japan and foreign exchange rates are outside management’s control; therefore, the Company believes it is important to understand the impact of translating foreign currency (primarily Japanese yen) into U.S. dollars. The most comparable U.S. GAAP financial measures for adjusted earnings excluding current period foreign currency impact and adjusted earnings per diluted share excluding current period foreign currency impact are net earnings and net earnings per share, respectively.

•Adjusted book value is the U.S. GAAP book value (representing total shareholders’ equity), less AOCI as recorded on the U.S. GAAP balance sheet. Adjusted book value per common share is adjusted book value at the period end divided by the ending outstanding common shares for the period presented. The Company considers adjusted book value and adjusted book value per common share important as they exclude AOCI, which fluctuates due to market movements that are outside management’s control. The most comparable U.S. GAAP financial measures for adjusted book value and adjusted book value per common share are total book value and total book value per common share, respectively.

•Adjusted return on equity excluding foreign currency impact is adjusted earnings excluding the current period foreign currency impact divided by average shareholders’ equity, excluding AOCI. The Company considers adjusted return on equity excluding foreign currency impact important as it excludes changes in foreign currency and components of AOCI, which fluctuate due to market movements that are outside management's control. The most comparable U.S. GAAP financial measure for adjusted return on equity excluding foreign currency impact is ROE as determined using net earnings and average total shareholders’ equity.

•U.S. dollar-denominated investment income excluding foreign currency impact represents amounts excluding foreign currency impact on U.S. dollar-denominated investment income using the average foreign currency exchange rate for the comparable prior year period. The Company considers U.S. dollar-denominated investment income excluding foreign currency impact important as it eliminates the impact of foreign currency changes on the Aflac Japan segment results, which are outside management’s control. The most comparable U.S. GAAP financial measure for U.S. dollar-denominated investment income excluding foreign currency impact is the corresponding net investment income amount from the U.S. dollar denominated investments translated to yen.

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP financial measures of net earnings and net earnings per diluted share, respectively.
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net earnings	$1,105	$805	$1.62	$1.12	$2,398	$1,370	$3.49	$1.89
Items impacting net earnings:
Adjusted net investment (gains) losses (2)	(85)	166	(.12)	.23	(388)	614	(.57)	.85
Other and non-recurring (income) loss	53	0	.08	.00	59	15	.09	.02
Income tax (benefit) expense on items excluded from adjusted earnings	7	(50)	.01	(.07)	69	(196)	.10	(.27)
Adjusted earnings	1,080	921	1.59	1.28	2,138	1,803	3.11	2.49
Current period foreign currency impact (3)	6	N/A	.01	N/A	(7)	N/A	(.01)	N/A
Adjusted earnings excluding current period foreign currency impact	$1,086	$921	$1.59	$1.28	$2,131	$1,803	$3.10	$2.49
(1) Amounts may not foot due to rounding.
(2) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below
(3) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses(1)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net investment (gains) losses	$(89)	$170	$(396)	$633
Items impacting net investment (gains) losses:
Amortized hedge costs	(17)	(50)	(36)	(105)
Amortized hedge income	16	27	33	56
Net interest cash flows from derivatives associated with certain investment strategies	(9)	6	(17)	0
Interest rate component of the change in fair value of foreign currency swaps on notes payable	14	14	27	30
Adjusted net investment (gains) losses	$(85)	$166	$(388)	$614
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

Other items excluded from adjusted earnings included integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs amounted to $5 million and $12 million for the three- and six-month periods ended June 30, 2021, respectively.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 19.5% for the three-month period ended June 30, 2021, compared with 24.8% for the same period in 2020. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 19.4% for the six-month period ended June 30, 2021, compared with 23.4% for the same period in 2020. The reduction in the effective tax rate for the three- and six-month periods ended June 30, 2021 was driven by new tax regulations released in the third quarter of 2020 and historic and solar tax credits. The combined effective tax rate differs from the U.S. statutory rate primarily due to foreign earnings taxed at different rates. For additional information, see Critical Accounting Estimates - Income Taxes section of the MD&A in the 2020 Annual Report.

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

Aflac Japan Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net premium income	$2,987	$3,158	$6,111	$6,308
Net investment income: (1)
Yen-denominated investment income	315	319	643	641
U.S. dollar-denominated investment income	493	364	890	740
Net investment income	808	683	1,533	1,381
Amortized hedge costs related to certain foreign currency exposure management strategies	17	50	36	105
Adjusted net investment income	792	633	1,497	1,276
Other income (loss)	10	12	22	22
Total adjusted revenues	3,789	3,803	7,630	7,606
Benefits and claims, net	1,998	2,205	4,134	4,391
Adjusted expenses:
Amortization of deferred policy acquisition costs	169	155	341	328
Insurance commissions	179	184	366	369
Insurance and other expenses	438	420	898	824
Total adjusted expenses	786	759	1,605	1,521
Total benefits and adjusted expenses	2,785	2,964	5,739	5,912
Pretax adjusted earnings	$1,004	$839	$1,891	$1,694
Weighted-average yen/dollar exchange rate	109.48	107.65	107.79	108.25

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net premium income	(5.4)%	(.4)%	(3.1)%	(.7)%	(3.8)%	(2.5)%	(3.7)%	(2.3)%
Adjusted net investment income	25.1	3.9	17.3	4.7	27.4	2.0	17.0	3.0
Total adjusted revenues	(.4)	.3	.3	.2	1.4	(1.8)	(.2)	(1.4)
Pretax adjusted earnings	19.7	1.0	11.6	1.7	22.0	(1.2)	11.3	.0
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(9) and $6 for the three-month periods and $(17) and an immaterial amount for the six-month periods ended June 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three- and six-month periods ended June 30, 2021, Aflac Japan's net premium income decreased, in yen terms, due to an anticipated decrease in first sector premiums as savings products reached premium paid-up status and constrained sales during the COVID-19 pandemic. Adjusted net investment income increased in the three- and six-month periods ended June 30, 2021, primarily due to higher alternative and floating rate income and lower hedge costs.
Annualized premiums in force decreased 4.5% to ¥1.39 trillion as of June 30, 2021, compared with ¥1.46 trillion as of June 30, 2020. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching paid up status and lower sales during the COVID-19 pandemic. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $12.6 billion at June 30, 2021, compared with $13.5 billion at June 30, 2020.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended June 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Six Months		Three Months		Six Months
	2021	2020	2021	2020	2021	2020	2021	2020
Adjusted net investment income	27.4%	2.0%	17.0%	3.0%	26.2%	3.3%	17.2	4.0%
Total adjusted revenues	1.4	(1.8)	(.2)	(1.4)	1.2	(1.6)	(.2)	(1.3)
Pretax adjusted earnings	22.0	(1.2)	11.3	.0	21.1	(.3)	11.4	.7
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2021	2020	2021	2020
Benefits and claims, net	52.7%	58.0%	54.2%	57.8%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.5	4.1	4.5	4.3
Insurance commissions	4.7	4.8	4.8	4.9
Insurance and other expenses	11.6	11.0	11.8	10.8
Total adjusted expenses	20.8	20.0	21.0	20.0
Pretax adjusted earnings	26.5	22.0	24.8	22.2
Ratios to total premiums:
Benefits and claims, net	66.9%	69.8%	67.6%	69.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.7	4.9	5.6	5.2
In the three- and six-month periods ended June 30, 2021, the benefit ratio decreased, compared with the same periods in the prior year. This is primarily due to the continued change in mix of first and third sector business, favorable third sector claim experience, and higher surrenders in Aflac Japan's medical products. In the three- and six-month periods ended June 30, 2021, the adjusted expense ratio increased due to an increase in expenses, mainly due to increased outsourcing expenses related primarily to enhancement of business continuity infrastructure in times of crises such as the COVID-19 pandemic situation, paperless and digital experience and an increase in DAC amortization caused by higher surrenders in Aflac Japan's medical products. In total, the pretax adjusted profit margin increased in the three- and six-month periods ended June 30, 2021. For the full year of 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended June 30.

	In Dollars				In Yen
	Three Months		Six Months		Three Months		Six Months
(In millions of dollars and billions of yen)	2021	2020	2021	2020	2021	2020	2021	2020
New annualized premium sales	$124	$91	$256	$220	¥13.6	¥9.8	¥27.6	¥23.8
Increase (decrease) over prior period	36.5%	(58.1)%	16.5%	(43.3)%	38.4%	(58.8)%	15.7%	(44.1)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended June 30.

	Three Months		Six Months
	2021	2020	2021	2020
Cancer	48.9%	54.7%	47.1%	55.1%
Medical	39.7	32.5	41.5	32.4
Income support	.6	.9	.6	1.1
Ordinary life:
WAYS	.8	.8	.7	.7
Child endowment	.4	.4	.3	.4
Other ordinary life (1)	8.9	10.0	8.9	9.6
Other	.7	.7	.9	.7
Total	100.0%	100.0%	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis increased 38.6% in the second quarter of 2021, compared with the same period in 2020, primarily due to the launch of a new medical product in January 2021 and favorable comparisons as a result of pandemic conditions in 2020.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which has continued into the first six months of 2021. On March 24, 2021, Japan Post Group announced that it planned to begin resuming proactive sales of financial products on April 1, 2021, which the Company believes will lead to gradual improvement of cancer insurance sales in the second half of the year. For additional information, see the risk factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations," in Item 1A. Risk Factors in the 2020 Annual Report. Beginning in the second quarter of 2020 and continuing into 2021, Aflac Japan experienced a sharp drop-off in total sales, as compared to pre-pandemic levels, due to the ongoing effects of the COVID-19 pandemic.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended June 30.

	2021	2020
Independent corporate and individual	51.1%	53.8%
Affiliated corporate (1)	44.0	42.8
Bank	4.9	3.4
Total	100.0%	100.0%
(1) Includes Japan Post

During the three-month period ended June 30, 2021, Aflac Japan recruited 22 new sales agencies. At June 30, 2021, Aflac Japan was represented by more than 8,300 sales agencies, with more than 113,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At June 30, 2021, Aflac Japan had agreements to sell its products at 359 banks, approximately 90% of the total number of banks in Japan.

Strategic Alliance with Japan Post Holdings

As previously reported, on December 19, 2018, the Parent Company and Aflac Japan entered into a Basic Agreement with Japan Post Holdings Co., Ltd., a Japanese corporation (Japan Post Holdings). Pursuant to the terms of the Basic Agreement, among other items, Japan Post Holdings and Aflac Japan agreed to reconfirm existing initiatives regarding cancer insurance and to consider new joint initiatives, including leveraging digital technology in various processes and cooperation in new product development to promote customer-centric business management. In June 2021, the Parent Company and Aflac Japan, Japan Post Holdings, Japan Post Co., Ltd. and Japan Post Insurance Co., Ltd. agreed to pursue several specific initiatives toward building a "'Co-creation Platform' to support customers and local communities," consistent with Japan Post Group's medium-term management plan announced in May 2021. The initiatives are directed at, among other items, the promotion of Aflac Japan cancer insurance, digital transformation within the Japan Post Group, and certain diversity efforts.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$0	$1,181	$736
Private placements	98	23	311	113
Other fixed maturity securities	29	194	136	271
Equity securities	5	139	122	142
Other investments	4	0	6	0
Total yen-denominated	$136	$356	$1,756	$1,262

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$396	$390	$1,001	$917
Infrastructure debt	0	20	0	55
Collateralized loan obligations	36	0	153	0
Equity securities	8	0	8	0
Commercial mortgage and other loans:
Transitional real estate loans	638	97	699	465
Commercial mortgage loans	17	0	17	12
Middle market loans	484	240	1,266	1,427
Other investments	91	48	147	98
Total dollar-denominated	$1,670	$795	$3,291	$2,974
Total Aflac Japan purchases	$1,806	$1,151	$5,047	$4,236

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended June 30.

	Three Months		Six Months
	2021	2020	2021	2020
Total purchases for the period (in millions) (1)	$1,711	$1,103	$4,894	$4,138
New money yield (1), (2)	4.05%	3.41%	3.18%	3.86%
Return on average invested assets (3)	2.83	2.28	2.65	2.32
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.61%	2.63%	2.61%	2.63%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended June 30, 2021 was primarily due to higher allocations to floating rate asset classes. The decrease in the Aflac Japan new money yield in the six-month period ended June 30, 2021 was primarily due to higher allocations to lower yielding yen-denominated asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net premium income	$1,408	$1,458	$2,830	$2,941
Adjusted net investment income	189	172	366	348
Other income	30	26	58	54
Total adjusted revenues	1,627	1,656	3,254	3,343
Benefits and claims	613	646	1,169	1,359
Adjusted expenses:
Amortization of deferred policy acquisition costs	111	134	250	293
Insurance commissions	136	148	275	299
Insurance and other expenses	354	302	701	640
Total adjusted expenses	601	584	1,226	1,232
Total benefits and adjusted expenses	1,213	1,230	2,396	2,591
Pretax adjusted earnings	$413	$426	$859	$752
Percentage change over previous period:
Net premium income	(3.4)%	(.1)	(3.8)%	.7%
Adjusted net investment income	9.9	(4.4)	5.2	(2.5)
Total adjusted revenues	(1.8)	.9	(2.7)	1.9
Pretax adjusted earnings	(3.1)	26.0	14.2	13.8

In the three- and six-month periods ended June 30, 2021, net premium income for Aflac U.S. decreased primarily due to constrained sales as a result of the COVID-19 pandemic. Total adjusted revenues decreased in the three- and six-month periods ended June 30, 2021, mainly due to the decline in net premium income from reduced sales activity, partially offset by the increase in adjusted net investment income from higher variable net investment income. Pretax adjusted earnings decreased in the three-month period ended June 30, 2021, primarily driven by lower net premium income and higher adjusted expenses despite lower benefits. Pretax adjusted earnings increased in the six-month period ended June 30, 2021, driven primarily by the lower-than-expected benefit ratios due to lower incurred claims related to pandemic conditions.

Annualized premiums in force decreased 1.5% to $6.0 billion at June 30, 2021, compared with $6.1 billion at June 30, 2020.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios to total adjusted revenues:	2021	2020	2021	2020
Benefits and claims	37.7%	39.0%	35.9%	40.7%
Adjusted expenses:
Amortization of deferred policy acquisition costs	6.8	8.1	7.7	8.8
Insurance commissions	8.4	8.9	8.5	8.9
Insurance and other expenses	21.8	18.2	21.5	19.1
Total adjusted expenses	36.9	35.3	37.7	36.9
Pretax adjusted earnings	25.4	25.7	26.4	22.5
Ratios to total premiums:
Benefits and claims	43.5%	44.3%	41.3%	46.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.9	9.2	8.8	10.0

For the three- and six-month periods ended June 30, 2021, the benefit ratio decreased compared with the same period in 2020, reflecting reduced estimates of both COVID-19-related and non-COVID-19-related incurred claims since the advent of the pandemic. The adjusted expense ratio increased in the three- and six-month periods ended June 30, 2021, when compared with the same periods in 2020, primarily due to the decline in total adjusted revenues, partially offset by lower acquisition costs and lower DAC amortization, due to the decline in sales and impacted by higher persistency. The pretax adjusted profit margin increased in the six-month period ended June 30, 2021, as compared with the same period in 2020, primarily due to lower benefit ratios. For the full year of 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended June 30.

	Three Months		Six Months
(In millions)	2021	2020	2021	2020
New annualized premium sales	$264	$161	$515	$484
Increase (decrease) over prior period	64.1%	(55.6)%	6.6%	(31.2)%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended June 30.

	Three Months		Six Months
	2021	2020	2021	2020
Accident	27.2%	25.7%	26.7%	26.7%
Disability	22.7	23.9	22.9	23.0
Critical care(1)	21.0	20.6	21.8	21.0
Hospital indemnity	16.4	17.1	16.6	17.0
Dental/vision	5.4	4.1	5.0	4.3
Life	7.3	8.6	7.0	8.0
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, increased 73.4%; disability sales increased 55.4%; critical care insurance sales (including cancer insurance) increased 67.7%; and hospital indemnity insurance sales increased 57.0% in the second quarter of 2021, compared with the same period in 2020. The increase in sales for Aflac U.S. in the second quarter of 2021 is primarily attributable to increased sales activity as a result of the ongoing economic reopening in the U.S. and favorable comparisons due to pandemic conditions in 2020. See the Executive Summary section entitled COVID-19 of this MD&A for additional information.

In the second quarter of 2021, the Aflac U.S. sales force included an average of approximately 5,900 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity. Aflac U.S. believes that limitations on face-to-face sales opportunities during the COVID-19 pandemic have tended to suppress the development of newly recruited agents into business producers and the productivity of veteran agents and brokers, which since the onset of the pandemic has resulted in fewer average weekly producers and has acted as a headwind to Aflac U.S. sales. While gains were made in recruiting during the second quarter of 2021 compared with the second quarter of 2020, most notably among recruited brokers, Aflac U.S. remains focused on mitigating and reversing this trend as the U.S. economy continues to recover from the pandemic.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Fixed maturity securities:
Other fixed maturity securities	$130	$85	$376	$267
Infrastructure debt	0	4	0	20
Collateralized loan obligations	18	11	30	11
Equity securities	113	1	113	5
Commercial mortgage and other loans:
Transitional real estate loans	113	7	137	45
Commercial mortgage loans	129	10	163	37
Middle market loans	41	5	100	43
Other investments	10	5	16	11
Total Aflac U.S. Purchases	$554	$128	$935	$439

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended June 30.

	Three Months		Six Months
	2021	2020	2021	2020
Total purchases for period (in millions) (1)	$544	$123	$919	$428
New money yield (1), (2)	3.63%	3.04%	3.47%	3.54%
Return on average invested assets (3)	4.94	4.81	4.83	4.91
Portfolio book yield, end of period (1)	5.07%	5.30%	5.07%	5.30%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three-month period ended June 30, 2021 was primarily due to higher allocations to floating rate asset classes. The decrease in the Aflac U.S. new money yield for the six-month period ended June 30, 2021 was primarily due to lower yields in fixed rate asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Premium income	$45	$49	$93	$97
Net investment income (loss) (1)	(13)	21	3	45
Amortized hedge income related to certain foreign currency management strategies	16	27	33	56
Adjusted net investment income	3	48	36	101
Other income	2	3	5	6
Total adjusted revenues	50	100	133	204
Benefits and claims, net	41	47	84	87
Adjusted expenses:
Interest expense	43	43	87	76
Other adjusted expenses	42	40	65	69
Total adjusted expenses	85	83	152	145
Total benefits and adjusted expenses	126	130	236	232
Pretax adjusted earnings	$(76)	$(30)	$(102)	$(28)
(1) Amortization of federal historic rehabilitation and solar investments in partnerships of $30 for the three- and six-month periods ended June 30, 2021, is included as a reduction to net investment income. Offsetting tax credits on these investments of $12 and $25 for the three- and six-month periods ended June 30, 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In the three- and six-month periods ended June 30, 2021, the decrease in total adjusted revenues was primarily driven by a decline in adjusted net investment income as a result of the amortization for federal historic rehabilitation and solar investments in partnerships discussed below, as well as lower amortized hedge income. The decrease in pretax adjusted earnings in the three-month period ended June 30, 2021, was primarily driven by lower adjusted net investment income. The decrease in pretax adjusted earnings for the six-month period ended June 30, 2021, was primarily driven by lower adjusted net investment income and higher interest expense associated with debt issuances.

The Parent Company invests in partnerships that specialize in rehabilitating historic structures or the installation of solar equipment in order to receive federal historic rehabilitation and solar tax credits. These investments are classified as limited partnerships and included in other investments in the consolidated balance sheet. The change in value of each investment is recorded as a reduction to net investment income. Offsetting tax credits generated by these investments are recorded as an income tax benefit in the consolidated statement of earnings. Beginning in 2020, net investment income also includes the Company's portion of earnings from its strategic equity investment in an asset management company.

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

The following tables detail investments by segment.

Investment Securities by Segment

	June 30, 2021
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$85,243	$15,036	$2,005	$102,284
Held to maturity, fixed maturity securities, at amortized cost (1)	22,891	0	0	22,891
Equity securities	729	180	566	1,475
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,329	886	0	5,215
Commercial mortgage loans (1)	1,268	582	5	1,855
Middle market loans (1)	3,977	285	0	4,262
Other investments:
Policy loans	224	19	0	243
Short-term investments (2)	579	240	848	1,667
Limited partnerships	1,105	122	102	1,329
Other	0	19	0	19
Total investments	120,345	17,369	3,526	141,240
Cash and cash equivalents	2,025	815	2,629	5,469
Total investments and cash	$122,370	$18,184	$6,155	$146,709
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2020
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$88,757	$15,133	$1,992	$105,882
Held to maturity, fixed maturity securities, at amortized cost (1)	24,464	0	0	24,464
Equity securities	674	66	543	1,283
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,331	900	0	5,231
Commercial mortgage loans (1)	1,268	420	0	1,688
Middle market loans (1)	3,365	270	0	3,635
Other investments:
Policy loans	242	18	0	260
Short-term investments (2)	449	242	448	1,139
Limited partnerships	828	91	85	1,004
Other	0	26	0	26
Total investments	124,378	17,166	3,068	144,612
Cash and cash equivalents	2,001	785	2,355	5,141
Total investments and cash	$126,379	$17,951	$5,423	$149,753
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	0.9%	1.0%	.9%
AA	5.0%	5.1%	4.5	4.6
A	68.6%	68.4%	69.3	69.5
BBB	22.2%	22.4%	21.9	21.9
BB or lower	3.2%	3.2%	3.3	3.1
Total	100.0%	100.0%	100.0%	100.0%

As of June 30, 2021, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of June 30, 2021.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
Transocean Inc.	CCC	$49	$35	$(14)
KLM Royal Dutch Airlines	B	147	135	(12)
Grenke Finance PLC	BBB	63	55	(8)
Intesa Sanpaolo Spa	BBB	141	134	(7)
Nippon Prologis REIT Inc.	A	90	84	(6)
Kommunal Landspensjonskasse (KLP)	BBB	136	131	(5)
Alphabet Inc.	AA	175	170	(5)
National Football League	A	145	141	(4)
Lloyds Banking Group PLC	A	208	204	(4)
Mitsui Fudosan Co. Ltd.	A	94	91	(3)

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

Below-Investment-Grade Investments

	June 30, 2021
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$385	$384	$402	$18
Commerzbank	362	250	420	170
Pemex Project Funding Master Trust	271	271	278	7
Autostrade Per Litalia Spa	181	179	212	33
KLM Royal Dutch Airlines	181	147	135	(12)
Telecom Italia SpA	181	181	241	60
Barclays Bank PLC	181	122	202	80
Apache Corporation	138	124	159	35
Ovintiv Inc.	134	132	173	41
IKB Deutsche Industriebank AG	118	53	110	57
Other Issuers	806	718	884	166
Subtotal (2)	2,938	2,561	3,216	655
Senior secured bank loans	120	124	118	(6)
High yield corporate bonds	798	782	830	48
Middle market loans	4,116	4,002	4,036	34
Grand Total	$7,972	$7,469	$8,200	$731
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

	June 30, 2021
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$54,067	$8,617	$(78)	$62,606	48.6%
Municipalities	2,799	635	(7)	3,427	2.5
Mortgage- and asset-backed securities	1,236	49	(1)	1,285	1.1
Public utilities	8,531	1,927	(6)	10,451	7.7
Electric	6,906	1,584	(4)	8,485	6.2
Natural Gas	298	56	0	354	.3
Other	583	129	0	711	.5
Utility/Energy	744	158	(2)	901	.7
Sovereign and Supranational	1,641	298	0	1,939	1.5
Banks/financial institutions	10,313	1,657	(67)	11,903	9.3
Banking	6,111	1,091	(24)	7,180	5.5
Insurance	1,917	388	(22)	2,282	1.7
Other	2,285	178	(21)	2,441	2.1
Other corporate	32,766	6,151	(90)	38,827	29.3
Basic Industry	3,154	712	(10)	3,855	2.8
Capital Goods	3,367	571	(7)	3,931	3.0
Communications	3,463	770	(12)	4,220	3.1
Consumer Cyclical	2,699	533	(2)	3,229	2.4
Consumer Non-Cyclical	7,028	1,238	(15)	8,253	6.2
Energy	3,744	750	4	4,498	3.4
Other	1,506	217	(5)	1,717	1.4
Technology	4,197	512	(22)	4,688	3.8
Transportation	3,608	848	(21)	4,436	3.2
Total fixed maturity securities	$111,353	$19,334	$(249)	$130,438	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	June 30, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$91,868	$106,856	$95,545	$111,479
Equity securities	899	899	740	740
Total publicly issued	92,767	107,755	96,285	112,219
Privately issued securities: (2)
Fixed maturity securities (3)	19,485	23,582	20,511	24,802
Equity securities	576	576	543	543
Total privately issued	20,061	24,158	21,054	25,345
Total investment securities	$112,828	$131,913	$117,339	$137,564
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	June 30, 2021	December 31, 2020
Privately issued reverse-dual currency securities	$4,968	$5,300
Publicly issued collateral structured as reverse-dual currency securities	1,661	1,775
Total reverse-dual currency securities	$6,629	$7,075
Reverse-dual currency securities as a percentage of total investment securities	5.9%	6.0%
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

	June 30, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$18,272	$20,771	$19,249	$21,108
Fixed maturity securities - bank loans (floating rate)	172	164	319	283
Equity securities	24	24	20	20
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,330	4,324	4,331	4,298
Commercial mortgage loans	1,268	1,338	1,268	1,365
Middle market loans (floating rate)	3,977	4,016	3,365	3,377
Other investments	1,105	1,105	828	828
Total U.S. Dollar Program	29,148	31,742	29,380	31,279
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,109	3,170	2,085	3,094
Total U.S. dollar-denominated investments in Aflac Japan	$31,257	$34,912	$31,465	$34,373
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

As of June 30, 2021, Aflac Japan had $6.4 billion outstanding notional amounts of foreign currency forwards and $8.0 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging its U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $15.2 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The Company had net cash outflows of $6 million and net cash inflows of $1 million for the three-month periods and net cash inflows of $102 million and net cash outflows of $32 million for the six-month periods ended June 30, 2021 and 2020, respectively, associated with the currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $10.4 billion as of June 30, 2021, compared with $9.9 billion as of December 31, 2020.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the six-month periods ended June 30, 2021 and 2020, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $16 million and $27 million for the three-month periods and $33 million and $56 million for the six-month periods ended June 30, 2021 and 2020, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended June 30.

Hedge Cost/Income Metrics(1)

	Three Months		Six Months
	2021	2020	2021	2020
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$6.4	$9.1	$6.4	$9.1
Weighted average remaining tenor (in months)(3)	6.6	8.1	6.6	8.1
Amortized hedge income (cost) for period (in millions)	$(13)	$(48)	$(29)	$(101)
FX Options
FX option notional at the end of period (in billions) (2)	$8.0	8.9	$8.0	8.9
Weighted average remaining tenor (in months) (3)	3.9	1.2	3.9	1.2
Amortized hedge income (cost) for period (in millions)	$(4)	$(2)	$(7)	$(4)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$5.0	$5.0	$5.0	$5.0
Weighted average remaining tenor (in months)(3)	12.6	12.1	12.6	12.1
Amortized hedge income (cost) for period (in millions)	$17	$28	$35	$58
FX Options
FX option notional at the end of period (in billions) (2)	$2.0	$2.7	$2.0	$2.7
Weighted average remaining tenor (in months) (3)	7.2	5.6	7.2	5.6
Amortized hedge income (cost) for period (in millions)	$(1)	$(1)	$(2)	$(2)
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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	June 30, 2021	December 31, 2020	% Change
Aflac Japan	$6,501	$6,991	(7.0)%	(1)
Aflac U.S.	3,309	3,450	(4.1)
Total	$9,810	$10,441	(6.0)%
(1) Aflac Japan’s deferred policy acquisition costs decreased .7% in yen during the six months ended June 30, 2021.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	June 30, 2021	December 31, 2020	% Change
Aflac Japan	$96,940	$103,128	(6.0)%	(1)
Aflac U.S.	11,837	11,810	.2
Other	280	274	2.2
Intercompany eliminations(2)	(771)	(821)	(6.1)
Total	$108,286	$114,391	(5.3)%
(1) Aflac Japan’s policy liabilities increased .4% in yen during the six months ended June 30, 2021.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥.9 billion and ¥1.0 billion for the six-month periods ended June 30, 2021 and 2020, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the six-month periods ended June 30, 2021 and 2020, were immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

As of June 30, 2021, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of the businesses, fund business growth and provide for an ability to withstand adverse circumstances. Financial leverage (leverage) refers to an investment strategy of using debt to increase the potential ROE. The Company targets and actively manages liquidity, capital and leverage in the context of a number of considerations, including:

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes discussed below, which proceeds contribute to the capital buffer but are not intended to support holding company liquidity. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At June 30, 2021, the Company held $5.5 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion. For additional information on the Company’s liquidity and capital resources in response to COVID-19, see the Executive Summary section of this MD&A.

Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the six-month periods ended June 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2021	2020
Dividends declared or paid by subsidiaries	$1,552	$892
Management fees paid by subsidiaries	64	68

The following table details Aflac Japan remittances for the six-month periods ended June 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2021	2020
Aflac Japan management fees paid to Parent Company	$30	$38
Aflac Japan dividends declared or paid to Parent Company (in dollars)	1,402	667
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥154.5	¥72.8

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

In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2018, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2021. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of June 30, 2021, the Parent Company and Aflac had four lines of credit with third parties as well as nine intercompany lines of credit. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2021. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2020 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the six-month periods ended June 30.

(In millions)	2021	2020
Operating activities	$2,328	$2,601
Investing activities	(839)	(2,120)
Financing activities	(1,141)	152
Exchange effect on cash and cash equivalents	(20)	(1)
Net change in cash and cash equivalents	$328	$632

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first six months of 2021, Aflac U.S. borrowed and repaid $51 million under this program. As of June 30, 2021, Aflac U.S. had outstanding borrowings of $317 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $1.1 billion in the first six months of 2021, compared with consolidated cash provided by financing activities of $152 million for the same period of 2020.

In April 2021, the Parent Company issued five series of senior notes totaling ¥82.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥30.0 billion, bears interest at a fixed rate of .633% per annum, payable semi-annually, and will mature in April 2031. The second series, which totaled ¥12.0 billion, bears interest at a fixed rate of .844% per annum, payable semi-annually, and will mature in April 2033. The third series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.039% per annum, payable semi-annually, and will mature in April 2036. The fourth series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.264% per annum, payable semi-annually, and will mature in April 2041. The fifth series, which totaled ¥20.0 billion, bears interest at a fixed rate of 1.560% per annum, payable semi-annually, and will mature in April 2051. The notes are redeemable at the Parent Company’s option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance or (ii) on or after the date that is six months prior to the stated maturity date of the series, in whole or in part, at a redemption price equal to the aggregate principal amount to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

In May 2021, the Parent Company used a portion of the net proceeds from the April 2021 issuance of its various series of senior notes to redeem $700 million of the Parent Company's 3.625% senior notes due June 2023.

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

The Company was in compliance with all of the covenants of its notes payable and lines of credit at June 30, 2021.

Cash returned to shareholders through treasury stock purchases and dividends was $1.6 billion during the six-month period ended June 30, 2021, compared with $1.0 billion during the six-month period ended June 30, 2020.

The following tables present a summary of treasury stock activity during the six-month periods ended June 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2021	2020
Treasury stock purchases	$1,150	$637
Number of shares purchased:
Share repurchase program	22,614	15,193
Other	381	521
Total shares purchased	22,995	15,714

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2021	2020
Stock issued from treasury:
Cash financing	$13	$21
Noncash financing	28	28
Total stock issued from treasury	$41	$49
Number of shares issued	1,157	1,403

During the first six months of 2021, the Company repurchased 22.6 million shares of its common stock for $1.2 billion as part of its share repurchase program. As of June 30, 2021, a remaining balance of 76.5 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. For information on the impact of COVID-19 on the Company's share repurchase program, see the Executive Summary section of this MD&A.

Cash dividends paid to shareholders were $.33 per share in the second quarter of 2021, compared with $.28 per share in the second quarter of 2020. The following table presents the dividend activity for the six-month periods ended June 30.

(In millions)	2021	2020
Dividends paid in cash	$430	$388
Dividends through issuance of treasury shares	16	14
Total dividends to shareholders	$446	$402

In July 2021, the board of directors declared the third quarter cash dividend of $.33 per share, an increase of 17.9% compared with the same period in 2020. The dividend is payable on September 1, 2021 to shareholders of record at the close of business on August 18, 2021.

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

As of June 30, 2021, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels throughout the pandemic, consistent with maintaining current insurance financial strength and credit ratings. For additional information see the Executive Summary COVID-19 section of this MD&A.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of June 30, 2021, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 80% of its liabilities are reported as of June 30, 2021, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the six months ended June 30, 2021. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2020 Annual Report.

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

Changes in Internal Control Over Financial Reporting

Effective June 30, 2021, the Company changed the valuation process for privately issued securities within the investment portfolio. At the same time, the Company also implemented enhanced controls to validate the methodology used and the overall reasonableness of the valuations for the privately issued securities included in the Company's financial statements, including verification of the inputs and calculations in the models to confirm that the valuations represent reasonable estimates of fair value. Except for the change in controls over valuation of privately issued securities, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the second fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first six months of 2021, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,850,664		$45.60	2,850,664	96,304,954
February 1 - February 28	5,034,979		47.30	4,661,812	91,643,142
March 1 - March 31	5,932,047		50.55	5,927,500	85,715,642
April 1 - April 30	2,266,200		52.73	2,266,200	83,449,442
May 1 - May 31	2,855,900		55.81	2,855,900	80,593,542
June 1 - June 30	4,055,001		54.61	4,052,204	76,541,338
Total	22,994,791	(1)	$50.81	22,614,280	76,541,338
(1) During the first six months of 2021, 380,511 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated April 6, 2020, Exhibit 3.1.
	4.1	-	Twenty-Ninth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.633% Senior Note due 2031) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.1 (File No. 001-07434).
	4.2	-	Thirtieth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.844% Senior Note due 2033) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.2 (File No. 001-07434).
	4.3	-	Thirty-First Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.039% Senior Note due 2036) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.3 (File No. 001-07434).
	4.4	-	Thirty-Second Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.264% Senior Note due 2041) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.4 (File No. 001-07434).
	4.5	-	Thirty-Third Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.560% Senior Note due 2051) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.5 (File No. 001-07434).
	31.1	-	Certification of CEO dated July 29, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated July 29, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated July 29, 2021, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
ARP	American Rescue Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CDS	Credit Default Swap
CMLs	Commercial Mortgage Loans
CSAs	Credit Support Annexes
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
ISDA	International Swaps and Derivatives Association, Inc.
ISOs	Incentive Stock Options
JGB	Japan Government Bond
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMLs	Middle Market Loans
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSOs	Non-qualifying Stock Options
NRSROs	Nationally Recognized Statistical Rating Organizations
OTC	Over-the-Counter
PD	Probability-of-Default
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
ROE	Return on Equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMR	Solvency Margin Ratio
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TDRs	Troubled Debt Restructurings
TREs	Transitional Real Estate Loans
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIEs	Variable Interest Entities

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

Average Weekly Producer – The total number of writing agents who have produced greater than $0.00 during the production week - excluding any manual adjustments divided by the number of weeks in the time period. The Company believes this metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity.

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

Aflac Incorporated

July 29, 2021	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer and Treasurer

July 29, 2021	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer