Form 10-Q
period 2021-09-30
AFLAC INC
filed 2021-10-28
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 661,528,219 shares of the issuer's common stock were outstanding as of October 19, 2021.

Aflac Incorporated and Subsidiaries
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021
Table of Contents

PART I.		FINANCIAL INFORMATION:	Page

	Item 1.	Financial Statements (Unaudited)

		Consolidated Statements of Earnings Three Months Ended September 30, 2021 and 2020 Nine Months Ended September 30, 2021 and 2020	1

		Consolidated Statements of Comprehensive Income (Loss) Three Months Ended September 30, 2021 and 2020 Nine Months Ended September 30, 2021 and 2020	2

		Consolidated Balance Sheets September 30, 2021, and December 31, 2020	3

		Consolidated Statements of Shareholders' Equity Three Months Ended March 31, 2021 and 2020 Three Months Ended June 30, 2021 and 2020 Three Months Ended September 30, 2021 and 2020	4

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2021 and 2020	8

		Notes to the Consolidated Financial Statements	9

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	70

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	106

	Item 4.	Controls and Procedures	106

PART II.		OTHER INFORMATION:

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	107

	Item 6.	Exhibits	108

Glossary of Selected Terms			110
Items other than those listed above are omitted because they are not required or are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for share and per-share amounts - Unaudited)	2021	2020	2021	2020
Revenues:
Net premiums, principally supplemental health insurance	$4,372	$4,623	$13,406	$13,969
Net investment income	991	896	2,908	2,669
Net investment gains (losses)	(171)	108	224	(525)
Other income (loss)	45	38	132	121
Total revenues	5,237	5,665	16,670	16,234
Benefits and expenses:
Benefits and claims, net	2,609	2,985	7,996	8,822
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	278	292	869	914
Insurance commissions	311	325	952	993
Insurance and other expenses (1)	869	847	2,582	2,382
Interest expense	57	63	181	181
Total acquisition and operating expenses	1,515	1,527	4,584	4,470
Total benefits and expenses	4,124	4,512	12,580	13,292
Earnings before income taxes	1,113	1,153	4,090	2,942
Income taxes	225	(1,303)	804	(884)
Net earnings	$888	$2,456	$3,286	$3,826
Net earnings per share:
Basic	$1.33	$3.45	$4.84	$5.33
Diluted	1.32	3.44	4.82	5.31
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	668,762	711,698	678,509	717,962
Diluted	671,925	713,793	681,521	720,333
Cash dividends per share	$.33	$.28	$.99	$.84
(1) Includes expense of $48 and $15 for the nine-month periods ended September 30, 2021 and 2020, respectively, for the early extinguishment of debt.
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions - Unaudited)	2021	2020	2021	2020
Net earnings	$888	$2,456	$3,286	$3,826
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(93)	172	(646)	329
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(316)	1,420	(800)	26
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(13)	(13)	2	132
Unrealized gains (losses) on derivatives during period	2	2	3	(3)
Pension liability adjustment during period	1	(1)	7	(1)
Total other comprehensive income (loss) before income taxes	(419)	1,580	(1,434)	483
Income tax expense (benefit) related to items of other comprehensive income (loss)	(62)	413	(162)	29
Other comprehensive income (loss), net of income taxes	(357)	1,167	(1,272)	454
Total comprehensive income (loss)	$531	$3,623	$2,014	$4,280
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets

(In millions, except for share and per-share amounts)	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2021 and $38 in 2020, amortized cost $84,000 in 2021 and $88,143 in 2020)	$96,285	$101,286
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,228 in 2021 and $3,487 in 2020)	4,437	4,596
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $9 in 2021 and $10 in 2020 (fair value $27,748 in 2021 and $30,399 in 2020)	22,613	24,464
Equity securities, at fair value	1,461	1,283
Commercial mortgage and other loans, net of allowance for credit losses of $165 in 2021 and $180 in 2020 (includes $9,543 in 2021 and $8,964 in 2020 of consolidated variable interest entities)	11,388	10,554
Other investments (includes $1,272 in 2021 and $826 in 2020 of consolidated variable interest entities)	3,612	2,429
Cash and cash equivalents	6,208	5,141
Total investments and cash	146,004	149,753
Receivables	787	796
Accrued investment income	701	780
Deferred policy acquisition costs	9,714	10,441
Property and equipment, at cost less accumulated depreciation	542	601
Other	2,849	2,715
Total assets	$160,597	$165,086
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$92,434	$97,783
Unpaid policy claims	4,909	5,187
Unearned premiums	2,814	3,597
Other policyholders’ funds	7,286	7,824
Total policy liabilities	107,443	114,391
Income taxes	4,577	4,661
Payables for return of cash collateral on loaned securities	2,849	964
Notes payable and lease obligations	8,066	7,899
Other	4,110	3,612
Total liabilities	127,045	131,527
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2021 and 2020; issued 1,352,562 shares in 2021 and 1,351,018 shares in 2020	135	135
Additional paid-in capital	2,491	2,410
Retained earnings	40,830	37,984
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(1,760)	(1,109)
Unrealized gains (losses) on fixed maturity securities	9,731	10,361
Unrealized gains (losses) on derivatives	(31)	(34)
Pension liability adjustment	(278)	(284)
Treasury stock, at average cost	(17,566)	(15,904)
Total shareholders’ equity	33,552	33,559
Total liabilities and shareholders’ equity	$160,597	$165,086
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Net earnings	0	0	1,293	0	0	1,293
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(565)	0	(565)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(1,567)	0	(1,567)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	4	0	4
Dividends to shareholders ($.00 per share)	0	0	0	0	0	0
Exercise of stock options	0	9	0	0	0	9
Share-based compensation	0	9	0	0	0	9
Purchases of treasury stock	0	0	0	0	(668)	(668)
Treasury stock reissued	0	10	0	0	18	28
Balance at March 31, 2021	$135	$2,438	$39,277	$6,807	$(16,554)	$32,103
Net earnings	0	0	1,105	0	0	1,105
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	13	0	13
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	1,198	0	1,198
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	0	0	0
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders ($.33 per share)	0	0	(220)	0	0	(220)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	20	0	0	0	20
Purchases of treasury stock	0	0	0	0	(500)	(500)
Treasury stock reissued	0	5	0	0	8	13
Balance at June 30, 2021	$135	$2,465	$40,162	$8,019	$(17,046)	$33,735
See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2021	$135	$2,465	$40,162	$8,019	$(17,046)	$33,735
Net earnings	0	0	888	0	0	888
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(99)	0	(99)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(261)	0	(261)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	2	0	2
Pension liability adjustment during period, net of income taxes	0	0	0	1	0	1
Dividends to shareholders ($.33 per share)	0	0	(220)	0	0	(220)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	16	0	0	0	16
Purchases of treasury stock	0	0	0	0	(527)	(527)
Treasury stock reissued	0	8	0	0	7	15
Balance at September 30, 2021	$135	$2,491	$40,830	$7,662	$(17,566)	$33,552
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
(1) See Note 1 of the Notes to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.
See the accompanying Notes to the Consolidated Financial Statements.
(continued)

Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts - Unaudited)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at June 30, 2020	$135	$2,358	$35,204	$6,750	$(15,027)	$29,420
Net earnings	0	0	2,456	0	0	2,456
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	179	0	179
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	988	0	988
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	1	0	1
Pension liability adjustment during period, net of income taxes	0	0	0	(1)	0	(1)
Dividends to shareholders ($.28 per share)	0	0	(200)	0	0	(200)
Exercise of stock options	0	2	0	0	0	2
Share-based compensation	0	16	0	0	0	16
Purchases of treasury stock	0	0	0	0	(400)	(400)
Treasury stock reissued	0	7	0	0	11	18
Balance at September 30, 2020	$135	$2,383	$37,460	$7,917	$(15,416)	$32,479
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In millions - Unaudited)	2021	2020
Cash flows from operating activities:
Net earnings	$3,286	$3,826
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	22	12
Capitalization of deferred policy acquisition costs	(778)	(870)
Amortization of deferred policy acquisition costs	869	914
Increase in policy liabilities	770	1,601
Change in income tax liabilities	325	(1,509)
Net investment (gains) losses	(224)	525
Other, net	(89)	102
Net cash provided (used) by operating activities	4,181	4,601
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	2,719	2,688
Equity securities	210	217
Held-to-maturity fixed maturity securities	2	3
Commercial mortgage and other loans	2,625	1,115
Costs of investments acquired:
Available-for-sale fixed maturity securities	(4,187)	(3,710)
Equity securities	(458)	(275)
Commercial mortgage and other loans	(3,434)	(2,554)
Other investments, net	(929)	(405)
Settlement of derivatives, net	171	15
Cash received (pledged or returned) as collateral, net	2,123	(420)
Other, net	(13)	(185)
Net cash provided (used) by investing activities	(1,171)	(3,511)
Cash flows from financing activities:
Purchases of treasury stock	(1,676)	(1,037)
Proceeds from borrowings	1,153	1,545
Principal payments under debt obligations	(700)	(350)
Dividends paid to shareholders	(647)	(580)
Change in investment-type contracts, net	(25)	(7)
Treasury stock reissued	13	27
Other, net	(15)	(29)
Net cash provided (used) by financing activities	(1,897)	(431)
Effect of exchange rate changes on cash and cash equivalents	(46)	8
Net change in cash and cash equivalents	1,067	667
Cash and cash equivalents, beginning of period	5,141	4,896
Cash and cash equivalents, end of period	$6,208	$5,563
Supplemental disclosures of cash flow information:
Income taxes paid	$478	$626
Interest paid	146	131
Noncash interest	36	47
Noncash financing activities:
Lease obligations	36	31
Treasury stock issued for:
Associate stock bonus	16	12
Shareholder dividend reinvestment	23	22
Share-based compensation grants	4	6
See the accompanying Notes to the Consolidated Financial Statements.

Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
(Interim period data – Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents. With the exception of group dental and vision products administered by Argus Dental & Vision, Inc. (Argus) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 69% and 68% of the Company's total revenues in the nine-month periods ended September 30, 2021 and 2020, respectively. The percentage of the Company's total assets attributable to Aflac Japan was 82% at September 30, 2021, compared with 83% at December 31, 2020.

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB). In these Notes to the Consolidated Financial Statements, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards CodificationTM (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The most significant items on the Company's balance sheet that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the valuation of investments and derivatives, deferred policy acquisition costs (DAC), liabilities for future policy benefits and unpaid policy claims, and income taxes. These accounting estimates and actuarial determinations are sensitive to market conditions, investment yields, mortality, morbidity, commission and other acquisition expenses, and terminations by policyholders. As additional information becomes available, or actual amounts are determinable, the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are reasonable and reflective of the best estimates of management.

The unaudited consolidated financial statements include the accounts of the Parent Company, its subsidiaries and those entities required to be consolidated under applicable accounting standards. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements of the Company contain all adjustments, consisting of normal recurring accruals, which are necessary to fairly present the consolidated balance sheets as of September 30, 2021 and December 31, 2020, the consolidated statements of earnings and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2021 and 2020, the consolidated statement of shareholders' equity for the three-month periods ended March 31, 2021 and 2020, June 30, 2021 and 2020, and September 30, 2021 and 2020, and the consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).

COVID-19: The impact of the COVID-19 global pandemic on the Company continues to evolve, and its future effects remain uncertain. The Company took prompt action at the beginning of the pandemic to strengthen its capital and liquidity position, and continues to monitor its investment portfolios to adjust to market conditions, including the continuing recovery and inflation expectations. Both Aflac Japan and Aflac U.S. have accelerated investments in digital initiatives to improve productivity, efficiency and customer service over the long term.

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

New Accounting Pronouncements

Accounting Pronouncements Pending Adoption

ASU 2018-12 Financial Services - Insurance: Targeted Improvements to the Accounting for Long-Duration Contracts, as clarified and amended by:
ASU 2019-09 Financial Services - Insurance: Effective Date
ASU 2020-11 Financial Services - Insurance: Effective Date and Early Application

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

The Company continues to evaluate the impact of adoption and expects that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits (LFPB) will have a significant impact on its results of operations, systems, processes and controls and that the requirement to update discount rates will have a significant impact on its equity.

As part of working toward implementation of the updated standard, the Company has made progress on key accounting policy decisions, including processes to identify insurance policy groupings (cohorts) for LFPB measurement and DAC amortization purposes, applicable discount rates, development of liability cash flow and claim expense assumptions, and DAC amortization methodology.

The Company will not early adopt the updated standard and has selected the modified retrospective transition method. Based upon this transition method, the Company currently estimates that the January 1, 2021 transition date (Transition Date) impact from adoption is likely to result in a decrease in accumulated other comprehensive income (AOCI) in a range between $18 billion and $20 billion. This is due to updating the LFPB discount rate assumptions from the rates locked in for reserves held as of the Transition Date to rates determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments (as of December 31, 2020). The variability around the impact of adoption results from the Company making certain estimates, primarily related to the determination of Transition Date market level yields.

The Company has advanced and continues to refine the design of its discount rate methodology for both the U.S. and Japan insurance business. The methodology incorporates constructing a discount rate curve separately for discounting cash flows used to calculate the U.S. and Japan LFPB, with each curve intended to be reflective of the currency, tenor and characteristics of the insurance liabilities. Discount rates comprising each curve will be determined by reference to upper-medium grade (low credit risk) fixed-income instrument yields that are intended to reflect the duration characteristics of the corresponding insurance liabilities. The Company intends to use for these yields single-A rated fixed income instruments with credit ratings based on international rating standards. Where only local ratings are available, the Company intends to select the fixed-income instruments with local ratings that are equivalent to a single-A rating based on international rating standards. The methodology will be designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies were issued in the currency in which the policies are denominated. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use various estimation techniques consistent with the fair value guidance in ASC 820, which include, but are not limited to: (i) for tenors where there is less observable market data and/or the observable market data is available for similar instruments, estimating tenor-specific single-A credit spreads and applying them to risk-free government rates; (ii) for tenors where there is very limited or no observable single-A or similar market data, interpolation and extrapolation techniques. Discount rates will be updated each reporting period.

Long duration insurance contracts issued by the Company will be grouped into annual calendar-year cohorts based on the contract issue date, reportable segment, legal entity and product type. Limited pay contracts will be grouped into separate cohorts from other traditional products in the same manner and will be further separated based on their premium payment structures. Riders will be combined with base policies with similar insurance coverage types and the same contract issue years.

In addition to the preliminary policy elections related to cohorts and LFPB discount rates directly impacting Transition Date AOCI, the Company has also advanced the following accounting policies relevant to the post-Transition Date accounting:

•Cash flow assumptions underlying insurance liabilities will be evaluated as to whether an update is needed at least annually in the same fiscal quarter each year. To facilitate the review, experience studies will be performed annually in the consistent quarter year-to-year to substantiate assumptions, including mortality, morbidity, and terminations in future periods.

•Locked-in discount rates used for the computation of interest accretion on LFPB for policies issued on or after January 1, 2021 will be determined for each issue-year cohort as a single discount rate, calculated as the weighted-average of monthly upper-medium grade (low-credit risk) fixed-income instrument forward curves over the calendar year, determined using the methodology described above and weighted using issued annualized premiums for each issue month. The single discount rate for each issue-year cohort will remain unchanged after the calendar year of issue. Locked-in discount rates on the policies held at Transition Date reflect the locked-in rates in existence immediately before the Transition Date.

•For DAC amortization, the Company has made a preliminary election to group insurance policies into cohorts that are consistent with the groupings used in estimating the associated LFPB. DAC will be amortized on a constant-level basis for the grouped contracts over the expected remaining term of the related contracts. For both life and health products issued by Aflac Japan, the constant-level basis used will be units in force, which is a proxy for face amount and insurance in force, respectively. For life products issued by Aflac U.S., the constant level basis used will be face amount of policies in force; for health products issued by Aflac U.S., the constant level basis used will be the number of policies in force.

•The Company has made a preliminary entity-wide election to use locked-in claim expense assumptions determined for each issue-year cohort as a percentage of incurred claims; these assumptions would remain unchanged over the term of the insurance policy.

The Company has created a governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company has also advanced the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has also put in place internal controls related to the new processes created as part of implementing the updated standard and will continue to refine and maturate these internal controls until the formal implementation in the first quarter of 2023.

The Company has recently begun testing its reporting and disclosure capabilities under the new ASU for post-Transition Date accounting periods.

The Company currently has no products with market risk benefits.

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

2.    BUSINESS SEGMENT INFORMATION

The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, the Parent Company, other operating business units that are not individually reportable, and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenues:
Aflac Japan:
Net earned premiums	$2,934	$3,168	$9,045	$9,476
Adjusted net investment income (1),(2)	763	663	2,260	1,939
Other income	10	11	32	32
Total adjusted revenue Aflac Japan	3,707	3,842	11,337	11,447
Aflac U.S.:
Net earned premiums	1,393	1,407	4,223	4,348
Adjusted net investment income (3)	191	175	557	523
Other income	32	24	90	78
Total adjusted revenue Aflac U.S.	1,616	1,606	4,870	4,949
Corporate and other (4),(5)	72	87	205	292
Total adjusted revenues	5,395	5,535	16,412	16,688
Net investment gains (losses) (1),(2),(3),(4)	(158)	130	258	(454)
Total revenues	$5,237	$5,665	$16,670	$16,234
(1) Amortized hedge costs of $20 and $51 for the three-month periods and $55 and $155 for the nine-month periods ended September 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(7) and $6 for the three-month periods and $(24) and $5 for the nine-month periods ended September 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 for both three-month periods and $1 and $2 for the nine-month periods ended September 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) Amortized hedge income of $13 and $22 for the three-month periods and $45 and $78 for the nine-month periods ended September 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $5 and $35 for the three- and nine-month periods ended September 30, 2021, respectively, are included as a reduction to net investment income. Offsetting tax credits on these investments of $10 and $35 for the three- and nine-month periods ended September 30, 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Pretax earnings:
Aflac Japan (1),(2)	$976	$747	$2,867	$2,442
Aflac U.S. (3)	358	329	1,217	1,082
Corporate and other (4),(5),(6)	(41)	(39)	(144)	(69)
Pretax adjusted earnings (7)	1,293	1,037	3,940	3,455
Net investment gains (losses) (1),(2),(3),(4),(5)	(172)	117	216	(497)
Other income (loss)	(8)	(1)	(66)	(16)
Total earnings before income taxes	$1,113	$1,153	$4,090	$2,942
Income taxes applicable to pretax adjusted earnings	$262	$43	$771	$659
Effect of foreign currency translation on after-tax adjusted earnings	(14)	3	(8)	17
(1) Amortized hedge costs of $20 and $51 for the three-month periods and $55 and $155 for the nine-month periods ended September 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(7) and $6 for the three-month periods and $(24) and $5 for the nine-month periods ended September 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $1 for both three-month periods and $1 and $2 for the nine-month periods ended September 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
(4) Amortized hedge income of $13 and $22 for the three-month periods and $45 and $78 for the nine-month periods ended September 30, 2021, and 2020, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase in net investment income when analyzing operations.
(5) A gain of $14 and $13 for the three-month periods and $41 and $43 for the nine-month periods ended September 30, 2021, and 2020, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $5 and $35 for the three- and nine-month periods ended September 30, 2021, respectively, is included as a reduction to net investment income. Offsetting tax credits on these investments of $10 and $35 for the three- and nine-month periods ended September 30, 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $40 and $44 for the three-month periods and $130 and $122 for the nine-month periods ended September 30, 2021, and 2020, respectively, of interest expense on debt.

Assets were as follows:

(In millions)	September 30, 2021	December 31, 2020
Assets:
Aflac Japan	$131,651	$137,271
Aflac U.S.	23,304	22,864
Corporate and other	5,642	4,951
Total assets	$160,597	$165,086

3.     INVESTMENTS
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments are shown in the following tables.

	September 30, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$31,549	$0	$3,574	$62	$35,061
Municipalities	1,224	0	323	5	1,542
Mortgage- and asset-backed securities	310	0	21	1	330
Public utilities	4,584	0	930	2	5,512
Sovereign and supranational	781	0	81	0	862
Banks/financial institutions	7,149	0	834	66	7,917
Other corporate	7,377	0	1,575	22	8,930
Total yen-denominated	52,974	0	7,338	158	60,154
U.S. dollar-denominated:
U.S. government and agencies	155	0	10	0	165
Municipalities	1,217	0	179	1	1,395
Mortgage- and asset-backed securities	932	0	30	0	962
Public utilities	3,887	0	920	4	4,803
Sovereign and supranational	225	0	59	4	280
Banks/financial institutions	3,081	0	745	1	3,825
Other corporate	24,757	0	4,448	67	29,138
Total U.S. dollar-denominated	34,254	0	6,391	77	40,568
Total securities available for sale	$87,228	$0	$13,729	$235	$100,722

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,959	$0	$4,182	$52	$37,089
Municipalities	1,324	0	374	5	1,693
Mortgage- and asset-backed securities	342	0	27	1	368
Public utilities	4,777	0	1,096	1	5,872
Sovereign and supranational	981	0	108	0	1,089
Banks/financial institutions	7,552	0	886	102	8,336
Other corporate	8,114	0	1,747	37	9,824
Total yen-denominated	56,049	0	8,420	198	64,271
U.S. dollar-denominated:
U.S. government and agencies	245	0	16	0	261
Municipalities	1,154	0	173	2	1,325
Mortgage- and asset-backed securities	667	0	8	5	670
Public utilities	4,013	0	947	15	4,945
Sovereign and supranational	232	0	64	3	293
Banks/financial institutions	2,973	0	758	7	3,724
Other corporate	26,297	38	4,385	251	30,393
Total U.S. dollar-denominated	35,581	38	6,351	283	41,611
Total securities available for sale	$91,630	$38	$14,771	$481	$105,882

	September 30, 2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,676	$3	$21,673	$4,868	$0	$26,541
Municipalities	346	0	346	107	0	453
Public utilities	45	1	44	13	0	57
Sovereign and supranational	533	5	528	139	0	667
Other corporate	22	0	22	8	0	30
Total yen-denominated	22,622	9	22,613	5,135	0	27,748
Total securities held to maturity	$22,622	$9	$22,613	$5,135	$0	$27,748

	December 31, 2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,448	$3	$23,445	$5,625	$0	$29,070
Municipalities	377	0	377	122	0	499
Public utilities	48	1	47	14	0	61
Sovereign and supranational	577	6	571	165	0	736
Other corporate	24	0	24	9	0	33
Total yen-denominated	24,474	10	24,464	5,935	0	30,399
Total securities held to maturity	$24,474	$10	$24,464	$5,935	$0	$30,399

(In millions)	September 30, 2021	December 31, 2020
Equity securities, carried at fair value through net earnings:	Fair Value	Fair Value
Equity securities:
Yen-denominated	$753	$680
U.S. dollar-denominated	667	603
Other currencies	41	0
Total equity securities	$1,461	$1,283

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During the first nine months of 2021, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the second and third quarter of 2020, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During the first quarter of 2020, as a result of the adoption of ASU 2019-04, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis.
Contractual and Economic Maturities
The contractual and economic maturities of the Company's investments in fixed maturity securities at September 30, 2021, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$914	$930
Due after one year through five years	8,302	8,909
Due after five years through 10 years	13,291	15,565
Due after 10 years	63,479	74,026
Mortgage- and asset-backed securities	1,242	1,292
Total fixed maturity securities available for sale	$87,228	$100,722
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	45	49
Due after five years through 10 years	8,753	10,207
Due after 10 years	13,815	17,492
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$22,613	$27,748
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

Investment exposures that individually exceeded 10% of shareholders' equity were as follows:

	September 30, 2021			December 31, 2020
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$51,953	$60,106	A+	$55,153	$64,657
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$24	$7	$40	$28
Gross losses from sales	(36)	0	(39)	(46)
Foreign currency gains (losses) on sales and redemptions	(2)	(5)	(21)	(39)
Total sales and redemptions	(14)	2	(20)	(57)
Equity securities	(119)	12	(17)	(106)
Credit losses:
Fixed maturity securities available for sale	27	0	38	(75)
Fixed maturity securities held to maturity	0	0	1	1
Commercial mortgage and other loans	(29)	78	15	(86)
Impairment losses	0	0	(20)	0
Loan commitments	3	64	3	(17)
Reinsurance recoverables and other	0	0	(2)	(2)
Total credit losses	1	142	35	(179)
Derivatives and other:
Derivative gains (losses)	(174)	138	(557)	173
Foreign currency gains (losses)	135	(186)	783	(356)
Total derivatives and other	(39)	(48)	226	(183)
Total net investment gains (losses)	$(171)	$108	$224	$(525)

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the three-month period ended September 30, 2021, that relate to equity securities still held at the September 30, 2021 reporting date, were $170 million. The unrealized holding losses, net of gains, recorded as a component of net investment gains and losses for the nine-month period ended September 30, 2021, that relate to equity securities still held at the September 30, 2021 reporting date, were $33 million.

Unrealized Investment Gains and Losses
Effect on Shareholders’ Equity
The net effect on shareholders’ equity of unrealized gains and losses from fixed maturity securities was as follows:

(In millions)	September 30, 2021	December 31, 2020
Unrealized gains (losses) on securities available for sale	$13,494	$14,290
Deferred income taxes	(3,763)	(3,929)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$9,731	$10,361

Gross Unrealized Loss Aging
The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments for the periods ended September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$2,980	$62	$342	$2	$2,638	$60
Municipalities:
U.S. dollar-denominated	56	1	56	1	0	0
Yen-denominated	168	5	30	0	138	5
Mortgage- and asset- backed securities:
Yen-denominated	34	1	0	0	34	1
Public utilities:
U.S. dollar-denominated	195	4	108	2	87	2
Yen-denominated	242	2	182	1	60	1
Sovereign and supranational:
U.S. dollar-denominated	6	4	6	1	0	3
Banks/financial institutions:
U.S. dollar-denominated	152	1	146	1	6	0
Yen-denominated	1,824	66	735	5	1,089	61
Other corporate:
U.S. dollar-denominated	1,731	67	898	17	833	50
Yen-denominated	558	22	106	1	452	21
Total	$7,946	$235	$2,609	$31	$5,337	$204

	December 31, 2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$2,604	$52	$2,604	$52	$0	$0
Municipalities:
U.S. dollar-denominated	94	2	94	2	0	0
Yen-denominated	183	5	169	4	14	1
Mortgage- and asset- backed securities:
U.S. dollar-denominated	360	5	360	5	0	0
Yen-denominated	37	1	37	1	0	0
Public utilities:
U.S. dollar-denominated	326	15	208	7	118	8
Yen-denominated	135	1	135	1	0	0
Sovereign and supranational:
U.S. dollar-denominated	39	3	39	3	0	0
Banks/financial institutions:
U.S. dollar-denominated	82	7	44	1	38	6
Yen-denominated	1,809	102	765	36	1,044	66
Other corporate:
U.S. dollar-denominated	4,499	251	2,157	59	2,342	192
Yen-denominated	613	37	290	13	323	24
Total	$10,781	$481	$6,902	$184	$3,879	$297

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be calculated. Refer to the Allowance for Credit Losses section below for additional information.

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

(In millions)	September 30, 2021		December 31, 2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans:
Transitional real estate loans:
Office	$1,944	16.8%	$2,115	19.7%
Retail	140	1.2	125	1.2
Apartments/Multi-Family	1,666	14.4	1,782	16.6
Industrial	46	0.4	85	.8
Hospitality	1,075	9.3	1,106	10.3
Other	340	3.0	81	.7
Total transitional real estate loans	5,211	45.1	5,294	49.3
Commercial mortgage loans:
Office	395	3.4	401	3.7
Retail	334	3.0	340	3.2
Apartments/Multi-Family	640	5.5	588	5.5
Industrial	478	4.1	391	3.6
Other	14	0.1	0	0.0
Total commercial mortgage loans	1,861	16.1	1,720	16.0
Middle market loans	4,481	38.8	3,720	34.7
Total commercial mortgage and other loans	$11,553	100.0%	$10,734	100.0%
Allowance for credit losses	(165)		(180)
Total net commercial mortgage and other loans	$11,388		$10,554
CMLs and TREs were secured by properties entirely within the U.S. (with the largest concentrations in California (18%), Texas (13%) and Florida (9%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

TREs are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of September 30, 2021, the Company had $645 million in outstanding commitments to fund TREs. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

CMLs are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of September 30, 2021, the Company had no outstanding commitments to fund CMLs. These commitments are contingent on the final underwriting and due diligence to be performed.

Middle Market Loans

MMLs are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for MMLs included $25 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of September 30, 2021, and December 31, 2020.

As of September 30, 2021, the Company had commitments of approximately $1.7 billion to fund future MMLs. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

For the Company’s reinsurance recoverable balance, the key credit quality indicator is the credit rating of the Company’s reinsurance counterparty. The Company uses external credit ratings focused on the reinsurer’s financial strength and credit worthiness. The Company's reinsurance counterparties are rated A+. The Company monitors the credit ratings periodically, but not less frequently than quarterly.

The following tables present as of September 30, 2021 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2021	2020	2019	2018	2017	Total
Loan-to-Value Ratio:
0%-59.99%	$449	$55	$439	$353	$77	$1,373
60%-69.99%	417	136	831	543	182	2,109
70%-79.99%	569	184	443	323	182	1,701
80% or greater	0	28	0	0	0	28
Total	$1,435	$403	$1,713	$1,219	$441	$5,211

Commercial Mortgage Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$174	$47	$559	$168	$68	$561	$1,577	2.51
60%-69.99%	34	0	87	0	0	138	259	1.97
70%-79.99%	0	0	0	0	0	25	25	1.67
Total	208	47	646	168	68	724	1,861	2.42
Weighted Average DSCR	2.49	1.94	2.55	2.32	2.78	2.30

Middle Market Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$54	$78	$51	$39	$10	$3	$68	$303
BB	346	347	283	163	106	27	221	1,493
B	357	493	635	323	154	121	170	2,253
CCC	0	19	64	81	79	49	87	379
CC	0	0	0	14	26	0	5	45
C and lower	0	8	0	0	0	0	0	8
Total	$757	$945	$1,033	$620	$375	$200	$551	$4,481

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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $21.5 billion amortized cost as of September 30, 2021 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the period ended September 30, 2021. As of September 30, 2021, these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no troubled debt restructurings (TDRs) during the period ended September 30, 2021 and an immaterial amount due to COVID-19 during the year ended December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, the Company had an immaterial amount of loans or fixed maturities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment.

(in millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Three Months Ended September 30, 2021:
Balance at June 30, 2021	$(41)	$(22)	$(76)	$(8)	$(26)	$(13)
(Addition to) release of allowance for credit losses	(18)	5	(13)	(1)	0	0
Write-offs, net of recoveries	0	0	0	0	26	0
Balance at September 30, 2021	$(59)	$(17)	$(89)	$(9)	$0	$(13)
Three Months Ended September 30, 2020:
Balance at June 30, 2020	$(66)	$(42)	$(134)	$(9)	$(38)	$(11)
(Addition to) release of allowance for credit losses	13	14	59	0	(1)	0
Write-offs, net of recoveries	0	0	(9)	0	1	0
Balance at September 30, 2020	$(53)	$(28)	$(84)	$(9)	$(38)	$(11)
Nine Months Ended September 30, 2021:
Balance at December 31, 2020	$(63)	$(32)	$(85)	$(10)	$(38)	$(12)
(Addition to) release of allowance for credit losses	4	15	(4)	1	26	(1)
Write-offs, net of recoveries	0	0	0	0	12	0
Balance at September 30, 2021	$(59)	$(17)	$(89)	$(9)	$0	$(13)
Nine Months Ended September 30, 2020:
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(29)	(17)	(31)	1	(75)	0
Write-offs, net of recoveries	0	0	0	0	37	0
Balance at September 30, 2020	$(53)	$(28)	$(84)	$(9)	$(38)	$(11)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. The estimate of credit losses for loan commitments as of September 30, 2021 was $32 million.

Other Investments

The table below reflects the composition of the carrying value for other investments as of the periods presented.

(In millions)	September 30, 2021	December 31, 2020
Other investments:
Policy loans	$241	$260
Short-term investments (1)	1,833	1,139
Limited partnerships	1,519	1,004
Other	19	26
Total other investments	$3,612	$2,429
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

As of September 30, 2021, the Company had $1.9 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Investments in Consolidated Variable Interest Entities

	September 30, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,228	$4,437	$3,487	$4,596
Commercial mortgage and other loans	9,543	9,723	8,964	9,040
Other investments (2)	1,272	1,272	826	826
Other assets (3)	99	99	133	133
Total assets of consolidated VIEs	$14,142	$15,531	$13,410	$14,595
Liabilities:
Other liabilities (3)	$356	$356	$231	$231
Total liabilities of consolidated VIEs	$356	$356	$231	$231
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
Investments in Variable Interest Entities Not Consolidated

	September 30, 2021		December 31, 2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,990	$6,119	$5,477	$6,767
Other investments (1)	247	247	178	178
Total investments in VIEs not consolidated	$5,237	$6,366	$5,655	$6,945
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
	September 30, 2021			December 31, 2020
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$1,587	$1,587	$0	$0	$0
Public utilities	27	0	27	57	0	57
Sovereign and supranational	2	0	2	3	0	3
Banks/financial institutions	81	0	81	63	0	63
Other corporate	1,152	0	1,152	841	0	841
Total borrowings	$1,262	$1,587	$2,849	$964	$0	$964
Gross amount of recognized liabilities for securities lending transactions			$2,849			$964
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $7,969 million and $6,654 million at September 30, 2021 and December 31, 2020, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of September 30, 2021, and December 31, 2020, respectively.

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

4.    DERIVATIVE INSTRUMENTS

The Company's freestanding derivative financial instruments have historically consisted of:

•foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio, with options used on a standalone basis and/or in a collar strategy

•foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen

•cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures

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

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options is shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transactions, Aflac Japan agrees to sell a fixed amount of yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e. a costless or zero-cost collar). The Company also uses one sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes.

From time to time, the Company may also enter into foreign currency forwards and options to hedge the currency risk associated with the net investment in Aflac Japan. In these forward transactions, the Company agrees with another party to buy a fixed amount of U.S. dollars and sell a corresponding amount of yen at a specified price at a specified future date. In the option transactions, the Company may use a combination of foreign currency options to protect expected future cash flows by simultaneously purchasing yen put options (options that protect against a weakening yen) and selling yen call options (options that limit participation in a strengthening yen). The combination of these two actions create a zero-cost collar. Additionally, the Company enters into purchased options to hedge cash flows from the net investment in Aflac Japan.

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

	September 30, 2021			December 31, 2020
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$2	$18	$0	$1
Total cash flow hedges	18	0	2	18	0	1
Fair value hedges:
Foreign currency forwards	62	0	3	64	2	0
Foreign currency options	8,410	1	0	8,865	0	0
Total fair value hedges	8,472	1	3	8,929	2	0
Net investment hedge:
Foreign currency forwards	4,996	240	0	5,010	14	84
Foreign currency options	1,954	0	0	2,027	1	0
Total net investment hedge	6,950	240	0	7,037	15	84
Non-qualifying strategies:
Foreign currency swaps	2,250	52	22	2,250	47	81
Foreign currency swaps - VIE	3,141	99	354	2,857	133	230
Foreign currency forwards	14,153	353	872	26,528	386	301
Foreign currency options	3,165	0	0	11,037	0	0
Interest rate swaps	3,500	0	16	0	0	0
Forward bond purchase commitment - VIE	45	0	1	0	0	0
Total non-qualifying strategies	26,254	504	1,265	42,672	566	612
Total derivatives	$41,694	$745	$1,270	$58,656	$583	$697

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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges.

Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
Three Months Ended September 30, 2021:
Foreign currency forwards	Fixed maturity securities	$(1)	$0	$(1)	$1	$0
Foreign currency options	Fixed maturity securities	(5)	(5)	0	0	0
Total gains (losses)		$(6)	$(5)	$(1)	$1	$0
Nine Months Ended September 30, 2021:
Foreign currency forwards	Fixed maturity securities	$(5)	$0	$(5)	$5	$0
Foreign currency options	Fixed maturity securities	(16)	(15)	(1)	4	3
Total gains (losses)		$(21)	$(15)	$(6)	$9	$3
Three Months Ended September 30, 2020:
Foreign currency forwards	Fixed maturity securities	$1	$0	$1	$(1)	$0
Foreign currency options	Fixed maturity securities	(2)	(2)	0	0	0
Total gains (losses)		$(1)	$(2)	$1	$(1)	$0
Nine Months Ended September 30, 2020:
Foreign currency forwards	Fixed maturity securities	$(15)	$(8)	$(7)	$8	$1
Foreign currency options	Fixed maturity securities	(4)	(3)	(1)	1	0
Total gains (losses)		$(19)	$(11)	$(8)	$9	$1
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the three-month and nine-month periods ended September 30, 2021 and 2020, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Fixed maturity securities	$3,261	$4,331	$216	$237
(1) The balance includes hedging adjustment on discontinued hedging relationships of $216 in 2021 and $237 in 2020.

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 8) have been designated as non-derivative hedges and certain foreign currency forwards and options have designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan.

The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2021 and 2020, respectively.
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

As of September 30, 2021, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.
The Company uses foreign exchange forwards and options to economically mitigate the currency risk of some of its U.S. dollar-denominated loan receivables held within the Aflac Japan segment. These arrangements are not designated as accounting hedges, as the foreign currency remeasurement of the loan receivables impacts current period earnings, and substantially offsets gains and losses from foreign exchange forwards within net investment gains (losses). The Company also has certain foreign exchange forwards on U.S. dollar-denominated available-for-sale securities where hedge accounting is not being applied.

The Company uses interest rate swaps to economically convert the variable rate investment income to a fixed rate on certain variable-rate investments.

Impact of Derivatives and Hedging Instruments

The following table summarizes the impact to earnings and other comprehensive income (loss) from all derivatives and hedging instruments.

	Three Months Ended September 30,
	2021				2020
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(1)		$1	$0	$0		$2
Total cash flow hedges	0	(1)	(3)	1	0	0	(3)	2
Fair value hedges:
Foreign currency forwards (3)		0				0
Foreign currency options (3)		(5)				(2)
Interest rate swaptions (3)	(1)	(1)		1	0	0		0
Total fair value hedges	(1)	(6)		1	0	(2)		0
Net investment hedge:
Non-derivative hedging instruments		0		41		0		(51)
Foreign currency forwards		(42)		55		(16)		(91)
Foreign currency options		(1)		0		(2)		0
Total net investment hedge		(43)		96		(18)		(142)
Non-qualifying strategies:
Foreign currency swaps		6				(27)
Foreign currency swaps - VIE		(36)				40
Foreign currency forwards		(84)				139
Foreign currency options		0				4
Interest rate swaps		(9)				0
Forward bond purchase commitment- VIE		(1)				2
Total non- qualifying strategies		(124)				158
Total	$(1)	$(174)		$98	$0	$138		$(140)
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
(2) Gains and losses on cash flow hedges and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses). Gains and losses on net investment hedges related to changes in foreign currency spot rates are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $1 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the three-month period ended September 30, 2021. In addition, $1 of losses and an immaterial amount were reclassified from accumulated other comprehensive income (loss) into earnings during the three-month periods ended September 30, 2021 and 2020, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

	Nine Months Ended September 30,
	2021				2020
(In millions)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income(1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$0	$(3)		$2	$(1)	$0		$(4)
Total cash flow hedges	0	(3)	(3)	2	(1)	0	(3)	(4)
Fair value hedges:
Foreign currency forwards(3)		0				(7)
Foreign currency options(3)		(12)				(3)
Interest rate swaptions(3)	(1)	(1)		1	(1)	0		1
Total fair value hedges	(1)	(13)		1	(1)	(10)		1
Net investment hedge:
Non-derivative hedging instruments		0		237		0		(72)
Foreign currency forwards		7		396		136		(166)
Foreign currency options		(4)		0		(3)		0
Total net investment hedge		3		633		133		(238)
Non-qualifying strategies:
Foreign currency swaps		105				54
Foreign currency swaps - VIE		(115)				(185)
Foreign currency forwards		(527)				133
Foreign currency options		1				(1)
Interest rate swaps		(6)				49
Forward bond purchase commitment - VIE		(2)				0
Total non-qualifying strategies		(544)				50
Total	$(1)	$(557)		$636	$(2)	$173		$(241)
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
(2) Gains and losses on cash flow hedges and the change in the fair value of interest rate swaptions related to the time value of the swaptions in fair value hedges are recorded as unrealized gains (losses). Gains and losses on net investment hedges related to changes in foreign currency spot rates are recorded in the unrealized foreign currency translation gains (losses) line in the consolidated statement of comprehensive income (loss).
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $3 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month period ended September 30, 2021. In addition, $1 of losses and an immaterial amount were reclassified from accumulated other comprehensive income (loss) into earnings during the nine-month periods ended September 30, 2021 and 2020, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

As of September 30, 2021, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified to earnings during the next twelve months.

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

As of September 30, 2021, all of the Company's derivative agreement counterparties were investment grade.

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

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $694 million and $268 million as of September 30, 2021, and December 31, 2020, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on September 30, 2021, the Company estimates that it would be required to post a maximum of $169 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Offsetting of Financial Assets and Derivative Assets

September 30, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$646	$0	$646	$(375)	$(21)	$(249)	$1
Total derivative assets subject to a master netting agreement or offsetting arrangement	646	0	646	(375)	(21)	(249)	1
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	99		99				99
Total derivative assets not subject to a master netting agreement or offsetting arrangement	99		99				99
Total derivative assets	745	0	745	(375)	(21)	(249)	100
Securities lending and similar arrangements	2,827	0	2,827	0	0	(2,827)	0
Total	$3,572	$0	$3,572	$(375)	$(21)	$(3,076)	$100

December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$450	$0	$450	$(295)	$(73)	$(76)	$6
Total derivative assets subject to a master netting agreement or offsetting arrangement	450	0	450	(295)	(73)	(76)	6
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	133		133				133
Total derivative assets not subject to a master netting agreement or offsetting arrangement	133		133				133
Total derivative assets	583	0	583	(295)	(73)	(76)	139
Securities lending and similar arrangements	940	0	940	0	0	(940)	0
Total	$1,523	$0	$1,523	$(295)	$(73)	$(1,016)	$139

Offsetting of Financial Liabilities and Derivative Liabilities

September 30, 2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$898	$0	$898	$(375)	$(491)	$(19)	$13
OTC - cleared	16	0	16	0	0	(15)	1
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	914	0	914	(375)	(491)	(34)	14
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	356		356				356
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	356		356				356
Total derivative liabilities	1,270	0	1,270	(375)	(491)	(34)	370
Securities lending and similar arrangements	2,849	0	2,849	(2,827)	0	0	22
Total	$4,119	$0	$4,119	$(3,202)	$(491)	$(34)	$392

December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$466	$0	$466	$(295)	$(43)	$(69)	$59
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	466	0	466	(295)	(43)	(69)	59
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	231		231				231
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	231		231				231
Total derivative liabilities	697	0	697	(295)	(43)	(69)	290
Securities lending and similar arrangements	964	0	964	(940)	0	0	24
Total	$1,661	$0	$1,661	$(1,235)	$(43)	$(69)	$314

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

	September 30, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$33,903	$1,323	$0	$35,226
Municipalities	0	2,937	0	2,937
Mortgage- and asset-backed securities	0	1,042	250	1,292
Public utilities	0	9,792	523	10,315
Sovereign and supranational	0	1,097	45	1,142
Banks/financial institutions	0	11,696	46	11,742
Other corporate	0	37,762	306	38,068
Total fixed maturity securities	33,903	65,649	1,170	100,722
Equity securities	1,210	90	161	1,461
Other investments	1,833	0	0	1,833
Cash and cash equivalents	6,208	0	0	6,208
Other assets:
Foreign currency swaps	0	52	99	151
Foreign currency forwards	0	593	0	593
Foreign currency options	0	1	0	1
Total other assets	0	646	99	745
Total assets	$43,154	$66,385	$1,430	$110,969
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$22	$356	$378
Foreign currency forwards	0	875	0	875
Interest rate swaps	0	16	0	16
Forward bond purchase commitment	0	1	0	1
Total liabilities	$0	$914	$356	$1,270

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$36,032	$1,318	$0	$37,350
Municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities	0	814	224	1,038
Public utilities	0	10,395	422	10,817
Sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions	0	12,036	24	12,060
Other corporate	0	39,918	299	40,217
Total fixed maturity securities	36,032	68,833	1,017	105,882
Equity securities	1,095	86	102	1,283
Other investments	1,139	0	0	1,139
Cash and cash equivalents	5,141	0	0	5,141
Other assets:
Foreign currency swaps	0	47	133	180
Foreign currency forwards	0	402	0	402
Foreign currency options	0	1	0	1
Total other assets	0	450	133	583
Total assets	$43,407	$69,369	$1,252	$114,028
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$81	$231	$312
Foreign currency forwards	0	385	0	385
Total liabilities	$0	$466	$231	$697

The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value.

	September 30, 2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,673	$26,304	$237	$0	$26,541
Municipalities	346	0	453	0	453
Public utilities	44	0	57	0	57
Sovereign and supranational	528	0	667	0	667
Other corporate	22	0	30	0	30
Commercial mortgage and other loans	11,388	0	0	11,596	11,596
Other investments (1)	19	0	19	0	19
Total assets	$34,020	$26,304	$1,463	$11,596	$39,363
Liabilities:
Other policyholders’ funds	$7,286	$0	$0	$7,175	$7,175
Notes payable (excluding leases)	7,937	0	8,416	266	8,682
Total liabilities	$15,223	$0	$8,416	$7,441	$15,857
(1) Excludes policy loans of $241 and equity method investments of $1,519, at carrying value

	December 31, 2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$23,445	$28,810	$260	$0	$29,070
Municipalities	377	0	499	0	499
Public utilities	47	0	61	0	61
Sovereign and supranational	571	0	736	0	736
Other corporate	24	0	33	0	33
Commercial mortgage and other loans	10,554	0	0	10,655	10,655
Other investments (1)	26	0	26	0	26
Total assets	$35,044	$28,810	$1,615	$10,655	$41,080
Liabilities:
Other policyholders’ funds	$7,824	$0	$0	$7,709	$7,709
Notes payable (excluding leases)	7,745	0	8,396	288	8,684
Total liabilities	$15,569	$0	$8,396	$7,997	$16,393
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

For the periods presented, the Company has not adjusted the quotes or prices it obtains from the pricing services and brokers it uses.

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities.

	September 30, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$33,903	$831	$0	$34,734
Internal	0	492	0	492
Total government and agencies	33,903	1,323	0	35,226
Municipalities:
Third party pricing vendor	0	2,114	0	2,114
Internal	0	823	0	823
Total municipalities	0	2,937	0	2,937
Mortgage- and asset-backed securities:
Third party pricing vendor	0	1,021	0	1,021
Broker/other	0	21	250	271
Total mortgage- and asset-backed securities	0	1,042	250	1,292
Public utilities:
Third party pricing vendor	0	4,628	0	4,628
Internal	0	5,163	0	5,163
Broker/other	0	1	523	524
Total public utilities	0	9,792	523	10,315
Sovereign and supranational:
Third party pricing vendor	0	279	0	279
Internal	0	818	0	818
Broker/other	0	0	45	45
Total sovereign and supranational	0	1,097	45	1,142
Banks/financial institutions:
Third party pricing vendor	0	5,191	0	5,191
Internal	0	6,505	0	6,505
Broker/other	0	0	46	46
Total banks/financial institutions	0	11,696	46	11,742
Other corporate:
Third party pricing vendor	0	29,601	0	29,601
Internal	0	8,155	0	8,155
Broker/other	0	6	306	312
Total other corporate	0	37,762	306	38,068
Total securities available for sale	$33,903	$65,649	$1,170	$100,722
Equity securities, carried at fair value:
Third party pricing vendor	$1,210	$90	$0	$1,300
Broker/other	0	0	161	161
Total equity securities	$1,210	$90	$161	$1,461

	September 30, 2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$26,304	$237	$0	$26,541
Total government and agencies	26,304	237	0	26,541
Municipalities:
Third party pricing vendor	0	453	0	453
Total municipalities	0	453	0	453
Public utilities:
Third party pricing vendor	0	57	0	57
Total public utilities	0	57	0	57
Sovereign and supranational:
Third party pricing vendor	0	322	0	322
Broker/other	0	345	0	345
Total sovereign and supranational	0	667	0	667
Other corporate:
Third party pricing vendor	0	30	0	30
Total other corporate	0	30	0	30
Total securities held to maturity	$26,304	$1,444	$0	$27,748

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$36,032	$1,318	$0	$37,350
Total government and agencies	36,032	1,318	0	37,350
Municipalities:
Third party pricing vendor	0	3,018	0	3,018
Total municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities:
Third party pricing vendor	0	364	0	364
Broker/other	0	450	224	674
Total mortgage- and asset-backed securities	0	814	224	1,038
Public utilities:
Third party pricing vendor	0	10,395	0	10,395
Broker/other	0	0	422	422
Total public utilities	0	10,395	422	10,817
Sovereign and supranational:
Third party pricing vendor	0	1,334	0	1,334
Broker/other	0	0	48	48
Total sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions:
Third party pricing vendor	0	12,036	0	12,036
Broker/other	0	0	24	24
Total banks/financial institutions	0	12,036	24	12,060
Other corporate:
Third party pricing vendor	0	39,886	0	39,886
Broker/other	0	32	299	331
Total other corporate	0	39,918	299	40,217
Total securities available for sale	$36,032	$68,833	$1,017	$105,882
Equity securities, carried at fair value:
Third party pricing vendor	$1,095	$86	$0	$1,181
Broker/other	0	0	102	102
Total equity securities	$1,095	$86	$102	$1,283

	December 31, 2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,810	$260	$0	$29,070
Total government and agencies	28,810	260	0	29,070
Municipalities:
Third party pricing vendor	0	499	0	499
Total municipalities	0	499	0	499
Public utilities:
Third party pricing vendor	0	61	0	61
Total public utilities	0	61	0	61
Sovereign and supranational:
Third party pricing vendor	0	736	0	736
Total sovereign and supranational	0	736	0	736
Other corporate:
Third party pricing vendor	0	33	0	33
Total other corporate	0	33	0	33
Total securities held to maturity	$28,810	$1,589	$0	$30,399

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

Three Months Ended September 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$258	$480	$45	$38	$316	$158	$(200)	$1,095
Net investment gains (losses) included in earnings	0	0	0	0	2	(1)	(57)	(56)
Unrealized gains (losses) included in other comprehensive income (loss)	(4)	(3)	0	0	(7)	0	0	(14)
Purchases, issuances, sales and settlements:
Purchases	35	54	0	8	0	12	0	109
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(8)	0	(8)
Settlements	0	(8)	0	0	0	0	0	(8)
Transfers into Level 3	0	0	0	0	0	0	0	0
Transfers out of Level 3	(39)	0	0	0	(5)	0	0	(44)
Balance, end of period	$250	$523	$45	$46	$306	$161	$(257)	$1,074
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(4)	$(3)	$0	$0	$(7)	$(1)	$(57)	$(72)

Three Months Ended September 30, 2020
	Fixed Maturity Securities				Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$188	$322	$24	$243	$86	$(168)	$695
Net investment gains (losses) included in earnings	0	0	0	0	0	23	23
Unrealized gains (losses) included in other comprehensive income (loss)	3	15	0	24	0	2	44
Purchases, issuances, sales and settlements:
Purchases	0	33	0	1	5	0	39
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	(5)	0	(5)
Settlements	0	(2)	0	0	0	0	(2)
Transfers into Level 3	0	0	0	0	0	0	0
Transfers out of Level 3	0	0	0	0	0	0	0
Balance, end of period	$191	$368	$24	$268	$86	$(143)	$794
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$23	$23

Nine Months Ended September 30, 2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0	0	0	0	2	21	(158)	(135)
Unrealized gains (losses) included in other comprehensive income (loss)	(19)	(13)	(3)	(1)	(5)	0	(1)	(42)
Purchases, issuances, sales and settlements:
Purchases	99	132	0	23	0	29	0	283
Issuances	0	0	0	0	0	17	0	17
Sales	0	0	(23)	0	0	(8)	0	(31)
Settlements	0	(18)	0	0	(17)	0	0	(35)
Transfers into Level 3	0	0	23	0	32	0	0	55
Transfers out of Level 3	(54)	0	0	0	(5)	0	0	(59)
Balance, end of period	$250	$523	$45	$46	$306	$161	$(257)	$1,074
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(19)	$(13)	$(3)	$(1)	$(5)	$21	$(158)	$(178)

Nine Months Ended September 30, 2020
	Fixed Maturity Securities				Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$178	$224	$23	$262	$80	$43	$810
Net investment gains (losses) included in earnings	0	0	0	0	0	(184)	(184)
Unrealized gains (losses) included in other comprehensive income (loss)	5	6	0	8	0	(2)	17
Purchases, issuances, sales and settlements:
Purchases	0	129	1	13	12	0	155
Issuances	0	0	0	0	0	0	0
Sales	0	0	0	0	(6)	0	(6)
Settlements	(1)	(6)	0	0	0	0	(7)
Transfers into Level 3	9	15	0	0	0	0	24
Transfers out of Level 3	0	0	0	(15)	0	0	(15)
Balance, end of period	$191	$368	$24	$268	$86	$(143)	$794
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$(184)	$(184)

Fair Value Sensitivity

Level 3 Significant Unobservable Input Sensitivity

The following tables summarize the significant unobservable inputs used in the valuation of the Company's Level 3 investments and derivatives carried at fair value. Included in the tables are the inputs or range of possible inputs that have an effect on the overall valuation of the financial instruments.

September 30, 2021
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$250	Consensus pricing	Offered quotes	N/A			(a)
Public utilities	523	Discounted cash flow	Credit spreads	N/A			(a)
Sovereign and supranational	45	Discounted cash flow	Historical volatility	N/A			(a)
Banks/financial institutions	46	Consensus pricing	Offered quotes	N/A			(a)
Other corporate	306	Discounted cash flow	Credit spreads	N/A			(a)
Equity securities	161	Net asset value	Offered quotes	N/A			(a)
Other assets:
Foreign currency swaps	34	Discounted cash flow	Interest rates (USD)	1.51%	-	1.79%	(b)
			Interest rates (JPY)	.11%	-	.53%	(c)
			CDS spreads	23 bps	-	124 bps
	65	Discounted cash flow	Interest rates (USD)	1.51%	-	1.79%	(b)
			Interest rates (JPY)	.11%	-	.53%	(c)
Total assets	$1,430
Liabilities:
Other liabilities:
Foreign currency swaps	$167	Discounted cash flow	Interest rates (USD)	1.51%	-	1.79%	(b)
			Interest rates (JPY)	.11%	-	.53%	(c)
			CDS spreads	23 bps	-	182 bps
	189	Discounted cash flow	Interest rates (USD)	1.51%	-	1.79%	(b)
			Interest rates (JPY)	.11%	-	.53%	(c)
Total liabilities	$356
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

6.    POLICY LIABILITIES

Changes in the liability for unpaid policy claims were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Unpaid supplemental health claims, beginning of period	$4,162	$4,041	$4,389	$3,968
Less reinsurance recoverables	37	37	39	31
Net balance, beginning of period	4,125	4,004	4,350	3,937
Add claims incurred during the period related to:
Current year	1,720	1,780	5,302	5,354
Prior years	(215)	(105)	(739)	(408)
Total incurred	1,505	1,675	4,563	4,946
Less claims paid during the period on claims incurred during:
Current year	1,279	1,295	2,947	2,971
Prior years	219	249	1,676	1,811
Total paid	1,498	1,544	4,623	4,782
Effect of foreign exchange rate changes on unpaid claims	(29)	42	(187)	76
Net balance, end of period	4,103	4,177	4,103	4,177
Add reinsurance recoverables	39	40	39	40
Unpaid supplemental health claims, end of period	4,142	4,217	4,142	4,217
Unpaid life claims, end of period	767	759	767	759
Total liability for unpaid policy claims	$4,909	$4,976	$4,909	$4,976

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $739 million for the nine-month period ended September 30, 2021 comprises approximately $369 million from Japan and $370 million from the U.S., representing 49.9% and 50.1% of the total, respectively. Excluding the impact of foreign exchange of a loss of approximately $11 million from December 31, 2020 to September 30, 2021, the favorable claims development in Japan would have been approximately $380 million, representing approximately 51% of the total.

The Company has experienced continued favorable claim trends in 2021 for its core health products in Japan. During the first nine months of 2021, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits and staying home more. This resulted in lower sickness, accident, and cancer incurred claims. In addition, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

For the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The U.S. portion of the favorable claims development includes $143 million related to refinements in estimates for COVID and non-COVID claims as experience emerged.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $900 million and $1.0 billion as of September 30, 2021 and December 31, 2020, respectively, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $962 million and $1.0 billion as of September 30, 2021 and December 31, 2020, respectively. The spot yen/dollar exchange rate weakened by approximately 7.5% and ceded reserves decreased approximately 7.2% from December 31, 2020 to September 30, 2021.

The following table reconciles direct premium income and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Direct premium income	$4,426	$4,711	$13,567	$14,236
Ceded to other companies:
Ceded Aflac Japan closed blocks	(107)	(116)	(329)	(349)
Other	(19)	(22)	(54)	(69)
Assumed from other companies:
Retrocession activities	45	49	138	146
Other	27	1	84	5
Net premium income	$4,372	$4,623	$13,406	$13,969

Direct benefits and claims	$2,649	$3,051	$8,112	$9,054
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(94)	(103)	(288)	(314)
Eliminations	8	10	24	29
Other	(9)	(10)	(25)	(54)
Assumed from other companies:
Retrocession activities	42	47	126	133
Eliminations	(8)	(10)	(24)	(29)
Other	21	0	71	3
Benefits and claims, net	$2,609	$2,985	$7,996	$8,822

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015 in the amount of approximately ¥120 billion of reserves. This reinsurance facility agreement was renewed in 2020 and is effective until December 31, 2021. There are also additional commitment periods of a one-year duration, each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac's Standard and Poor's (S&P) rating drops below BBB-. As of September 30, 2021, the Company has not executed a reinsurance treaty under this committed reinsurance facility.
8.    NOTES PAYABLE AND LEASE OBLIGATIONS

A summary of notes payable and lease obligations follows:

(In millions)	September 30, 2021	December 31, 2020
3.625% senior notes paid May 2021	$0	$698
3.625% senior notes due November 2024	748	747
3.25% senior notes due March 2025	448	448
1.125% senior sustainability notes due March 2026	397	0
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	991	990
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	110	119
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	534	578
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	112	121
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	118	127
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	261	282
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	266	0
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	83	90
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	183	198
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	107	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	135	146
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	87	94
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	94	101
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	88	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	79	85
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	56	61
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	89	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	532	575
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	267	289
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	177	0
Yen-denominated loans:
Variable interest rate loan due September 2026 (.41% in 2021 and .43% in 2020, principal amount ¥5.0 billion)	44	48
Variable interest rate loan due September 2029 (.56% in 2021 and .58% in 2020, principal amount ¥25.0 billion)	222	240
Finance lease obligations payable through 2027	13	11
Operating lease obligations payable through 2049	116	143
Total notes payable and lease obligations	$8,066	$7,899
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

In April 2021, the Parent Company issued five series of senior notes totaling ¥82.0 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥30.0 billion, bears interest at a fixed rate of .633% per annum, payable semi-annually, and will mature in April 2031. The second series, which totaled ¥12.0 billion, bears interest at a fixed rate of .844% per annum, payable semi-annually, and will mature in April 2033. The third series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.039% per annum, payable semi-annually, and will mature in April 2036. The fourth series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.264% per annum, payable semi-annually, and will mature in April 2041. The fifth series, which totaled ¥20.0 billion, bears interest at a fixed rate of 1.560% per annum, payable semi-annually, and will mature in April 2051. The notes are redeemable at the Parent Company’s option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance or (ii) on or after the date that is six months prior to the stated maturity date of the series, in whole or in part, at a redemption price equal to the aggregate principal amount to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

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

A summary of the Company's lines of credit as of September 30, 2021 follows:

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 17, 2021	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) London Interbank Offered Rate (LIBOR) for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs, or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Company's option, either (a) a rate determined by reference to LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (a) the lender's U.S. dollar short-term commercial loan rate, (b) the federal funds rate plus 1/2 of 1% and (c) one-month LIBOR plus 1%. LIBOR is subject to replacement with Secured Overnight Financing Rate (SOFR) under certain circumstances	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2021	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	April 4, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1)	uncommitted revolving	364 days	November 26, 2021	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 8, 2022	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2022	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Borrower(s)	Type	Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2022	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
AGV Management Services Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2022	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 2, 2022	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2022	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2022	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 18, 2022	$30 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than July 18, 2022	None	General corporate purposes
(1) Intercompany credit agreement

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2021. No events of default or defaults occurred during the nine-month period ended September 30, 2021.

For additional information, see Notes 4 and 9 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

9.    SHAREHOLDERS’ EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the nine-month periods ended September 30.

(In thousands of shares)	2021	2020
Common stock - issued:
Balance, beginning of period	1,351,018	1,349,309
Exercise of stock options and issuance of restricted shares	1,544	1,546
Balance, end of period	1,352,562	1,350,855
Treasury stock:
Balance, beginning of period	658,564	622,516
Purchases of treasury stock:
Share repurchase program	32,186	26,108
Other	419	541
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(967)	(1,584)
Exercise of stock options	(240)	(49)
Other	(217)	(251)
Balance, end of period	689,745	647,281
Shares outstanding, end of period	662,817	703,574

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Anti-dilutive share-based awards	0	592	1	857

Share Repurchase Program

During the first nine months of 2021, the Company repurchased 32.2 million shares of its common stock for $1.7 billion as part of its share repurchase program. During the first nine months of 2020, the Company repurchased 26.1 million shares of its common stock for $1.0 billion as part of its share repurchase program. As of September 30, 2021, a remaining balance of 67.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

Reclassifications from Accumulated Other Comprehensive Income

The tables below are reconciliations of accumulated other comprehensive income by component for the following periods.

Changes in Accumulated Other Comprehensive Income

Three Months Ended September 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at June 30, 2021	$(1,661)	$9,992	$(33)	$(279)	$8,019
Other comprehensive income (loss) before reclassification	(99)	(251)	0	(5)	(355)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(10)	2	6	(2)
Net current-period other comprehensive income (loss)	(99)	(261)	2	1	(357)
Balance at September 30, 2021	$(1,760)	$9,731	$(31)	$(278)	$7,662
All amounts in the table above are net of tax.

Three Months Ended September 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at June 30, 2020	$(1,469)	$8,532	$(36)	$(277)	$6,750
Other comprehensive income (loss) before reclassification	179	995	1	(5)	1,170
Amounts reclassified from accumulated other comprehensive income (loss)	0	(7)	0	4	(3)
Net current-period other comprehensive income (loss)	179	988	1	(1)	1,167
Balance at September 30, 2020	$(1,290)	$9,520	$(35)	$(278)	$7,917
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(651)	(632)	0	(15)	(1,298)
Amounts reclassified from accumulated other comprehensive income (loss)	0	2	3	21	26
Net current-period other comprehensive income (loss)	(651)	(630)	3	6	(1,272)
Balance at September 30, 2021	$(1,760)	$9,731	$(31)	$(278)	$7,662
All amounts in the table above are net of tax.

Nine Months Ended September 30, 2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	333	20	(2)	(18)	333
Amounts reclassified from accumulated other comprehensive income (loss)	0	104	0	17	121
Net current-period other comprehensive income (loss)	333	124	(2)	(1)	454
Balance at September 30, 2020	$(1,290)	$9,520	$(35)	$(278)	$7,917
All amounts in the table above are net of tax.

The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income into net earnings for the following periods.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	Three Months Ended September 30, 2021
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$13	Net investment gains (losses)
	(3)	Tax (expense) or benefit(1)
	$10	Net of tax
Unrealized gains (losses) on derivatives	$(2)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(2)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(8)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	2	Tax (expense) or benefit(1)
	$(6)	Net of tax
Total reclassifications for the period	$2	Net of tax
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
(1) Based on 21% tax rate, with a cumulative adjustment to the first six months of 2020 due to the effects of Final and Proposed Regulations released on September 29, 2020 by the U.S. Treasury and Internal Revenue Service and addressing, among other items, the allocation of insurance expenses in the calculation of the foreign tax credit limitation. See Note 10 of the Notes to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

(In millions)	Nine Months Ended September 30, 2021
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$(2)	Net investment gains (losses)
	0	Tax (expense) or benefit(1)
	$(2)	Net of tax
Unrealized gains (losses) on derivatives	$(4)	Net investment gains (losses)
	1	Tax (expense) or benefit(1)
	$(3)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(27)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	6	Tax (expense) or benefit(1)
	$(21)	Net of tax
Total reclassifications for the period	$(26)	Net of tax
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

10.    SHARE-BASED COMPENSATION

As of September 30, 2021, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.

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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of September 30, 2021, approximately 36.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of September 30, 2021, the only performance-based awards issued and outstanding were restricted stock awards and units.

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

The following table provides information on stock options outstanding and exercisable at September 30, 2021.

	Stock Option Shares (in thousands)	Weighted-Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)	Weighted-Average Exercise Price Per Share
Outstanding	2,317	3.6	$49	$30.87
Exercisable	2,317	3.6	49	30.87

The Company received cash from the exercise of stock options in the amount of $20 million during the first nine months of 2021, compared with $9 million in the first nine months of 2020. The tax benefit realized as a result of stock option exercises and restricted stock releases was $16 million in the first nine months of 2021, compared with $19 million in the first nine months of 2020.

As of September 30, 2021, total compensation cost not yet recognized in the Company's consolidated financial statements related to restricted stock awards and units was $45 million, of which $19 million (1.7 million shares) was related to restricted stock awards and units with a performance-based vesting condition. The Company expects to recognize these amounts over a weighted-average period of approximately 1.7 years. There are no other contractual terms covering restricted stock awards once vested.

The following table summarizes restricted stock activity during the nine-month period ended September 30, 2021.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2020	2,580	$48.57
Granted in 2021	1,454	47.70
Canceled in 2021	(102)	48.89
Vested in 2021	(1,317)	45.91
Restricted stock at September 30, 2021	2,615	$49.20

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

Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statement of earnings, which includes other components of net periodic pension cost and postretirement costs (other than service costs) $4 million and $6 million for the three-month periods ended September 30, 2021 and 2020, respectively and $18 million for the nine-month periods ended September 30, 2021 and 2020. Total net periodic cost includes the following components:

	Three Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$6	$6	$7	$7	$0	$0
Interest cost	1	1	8	9	0	0
Expected return on plan assets	(2)	(2)	(11)	(9)	0	0
Amortization of net actuarial loss	1	1	7	6	0	0
Net periodic (benefit) cost	$6	$6	$11	$13	$0	$0

	Nine Months Ended September 30,
	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$18	$18	$21	$21	$0	$0
Interest cost	3	3	24	25	1	1
Expected return on plan assets	(6)	(6)	(31)	(27)	0	0
Amortization of net actuarial loss	2	3	23	18	2	1
Net periodic (benefit) cost	$17	$18	$37	$37	$3	$2

During the nine months ended September 30, 2021, Aflac Japan contributed approximately $29 million (using the weighted-average yen/dollar exchange rate for the nine-month period ended September 30, 2021) to the Japanese funded defined benefit plan, and Aflac U.S. did not make a contribution to the U.S. funded defined benefit plan.

For additional information regarding the Company's Japanese and U.S. benefit plans, see Note 14 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report.

12.    COMMITMENTS AND CONTINGENT LIABILITIES

Effective for 2021, the Company entered into an outsourcing agreement with a technology and consulting company to provide mainframe computer operations for Aflac Japan. As of September 30, 2021, the agreement has a remaining term of four years and an aggregate remaining cost of ¥29.3 billion ($262 million using the September 30, 2021 exchange rate).

Effective for 2021, the Company entered into an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. As of September 30, 2021, the agreement has a remaining term of six years and an aggregate remaining cost of ¥16.9 billion ($151 million using the September 30, 2021 exchange rate).

Effective for 2021, the Company entered into an enterprise agreement with an information technology and data services company to license software for Aflac Japan. As of September 30, 2021, the agreement has a remaining term of three years and an aggregate remaining cost of ¥1.8 billion ($16 million using the September 30, 2021 exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by September 30, 2021. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits.

Guaranty fund assessments for the nine-month periods ended September 30, 2021 and 2020 were immaterial.

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•difficult conditions in global capital markets and the economy, including those caused by COVID-19
•defaults and credit downgrades of investments
•exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing judgments applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•concentration of the Company's investments in any particular single-issuer or sector
•the effects of COVID-19 and its variants (both known and emerging), and any resulting economic effects and government interventions, on the Company's business and financial results
•ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•the level of sales of Aflac Japan products in the Japan Post channel
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics (such as the coronavirus COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
•level and outcome of litigation
•allegations or determinations of worker misclassification in the United States

MD&A OVERVIEW
MD&A is intended to inform the reader about matters affecting the financial condition and results of operations of Aflac Incorporated and its subsidiaries for the nine-month periods ended September 30, 2021 and 2020, respectively. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the following discussion should be read in conjunction with the consolidated financial statements and notes that are included in the Company's annual report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report). In this MD&A, amounts may not foot due to rounding. For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part II. Other Information.
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

COVID-19

The impact of the COVID-19 global pandemic on the Company continues to evolve, and its future effects remain uncertain. At the onset of the pandemic in 2020, the majority of the Company’s employees in Japan and the U.S. shifted to remote working environments, with returns to office undertaken as warranted by local conditions. Both Aflac Japan and Aflac U.S. have taken measures to address employee health and safety and increase employees’ ability to develop and maintain more flexible working conditions, and operations remained stable throughout the first nine months of 2021. The Company also took prompt action at the beginning of the pandemic to strengthen its capital and liquidity position, and continues to monitor its investment portfolios to adjust to market conditions, including the continuing recovery and inflation expectations. Both Aflac Japan and Aflac U.S. have accelerated investments in digital initiatives to improve productivity, efficiency and customer service over the long term.

In the three-month period ended September 30, 2021, sales for Aflac Japan, in yen terms, were essentially flat, compared to the same period in 2020. Aflac Japan sales in the nine-month period ended September 30, 2021 increased 10.3%, compared to the same period in 2020, reflecting the launch of a new medical product in January 2021 and favorable comparisons due to pandemic conditions in 2020. In the three- and nine-month periods ended September 30, 2021, sales for Aflac U.S. increased 35.0% and 15.5%, respectively, compared to the same periods in 2020, reflecting increased sales activity as a result of the ongoing economic reopening in the U.S. and favorable comparisons due to pandemic conditions in 2020.

Pandemic-related claims and associated reserve increases in both Japan and the U.S. have not materially impacted financial results in the first nine months of 2021 and were more than offset by a reduction in claims related to non-COVID-19 medical needs. The pandemic’s impact on economic conditions have contributed to sales declines, pressuring premium growth rates. This has been partially offset by lower lapse rates in the U.S. The Company has not experienced material realized losses or impairments and credit losses associated with the pandemic. The Company continues to monitor the effects and risks of COVID-19, including its variants, to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position. Those impacts may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other measures the Company provided under 2021 Outlook in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2020 Annual Report.

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

•Investment Portfolio

The Company's investment portfolio was well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and de-risking activity in prior periods contributed to the current quality of the Company’s investments. Economic and market conditions have continued to improve throughout most of 2021. The continued path of the recovery remains uncertain given the potential longer term impacts of the pandemic. This includes structural changes in employment patterns which are impacting multiple sectors of the economy and contributing to disruptions in the global supply chain, triggering price increases across several areas of the broader economy. Supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. It remains unclear whether the current elevated levels of inflation are transitory or more lasting, making the ultimate impact on the global economy and markets uncertain, with resulting uncertainty as to the impact on the Company's investments.

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

•Aflac Japan initiatives

Aflac Japan has maintained certain measures implemented at the onset of the pandemic, such as restrictions on travel, working from home, staggered work hours and limitations on the number of personnel attending in-person meetings. As of September 30, 2021, Aflac Japan had approximately 57% of its workforce working remotely. Aflac Japan continues to evaluate return to the office measures; however, throughout the pandemic, Aflac Japan has evaluated its operational capabilities and anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations.

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

•Aflac U.S. and Corporate and Other initiatives

The Parent Company and Aflac U.S. continue to maintain certain employee and worksite safety measures that were first implemented at the onset of the pandemic, as well as protocols to limit in-person meetings applicable to U.S. employees. As of September 30, 2021, over 80% of U.S. employees were working remotely. The Company's return to worksite for U.S. based employees is expected to be a phased approach that begins in the first quarter of 2022, subject to factors including vaccination rates, the return schedule of school systems and the availability of child care, the number of COVID–19 cases and the COVID–19 replication rate, the emergence of new variants and hospital capacity in areas of the U.S. where the Company has significant operations. For those employees who are working in one of the Company's worksites, safety protocols have been put in place that align with or exceed those recommended by the Centers for Disease Control and Prevention (CDC). After the return to worksite, the Parent Company and Aflac U.S. expect to adopt a workforce model comprised of a mix of full time office employees, full time remote employees, and employees who will split their time between office and remote work.

The Parent Company and Aflac U.S. also continue to maintain several actions taken for its employees. These include a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

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

In January 2021, in response to the spread of COVID-19, the Government of Japan issued a state of emergency declaration covering 11 prefectures, including Tokyo and Osaka. The declaration was lifted in stages in areas where improvements in infection rates and lower healthcare system utilization were observed, and it was lifted in all areas on March 21, 2021. On April 23, 2021, due to the continued spread of COVID-19, the Government of Japan issued a state of emergency declaration covering four prefectures, including Tokyo and Osaka, from April 25, 2021 until May 11, 2021. This declaration was expanded to ten prefectures and extended until June 20, 2021, due to the emergence of COVID-19 variants and the continued increase in infections and impacts on the healthcare system. On June 20, 2021, the declaration was lifted in nine prefectures, including Tokyo and Osaka, and extended only in Okinawa until July 11. On July 8, 2021, due to a rise in COVID-19 infections, the Government of Japan issued a new state of emergency declaration for Tokyo for the period from July 12, 2021 to August 22, 2021. The state of emergency declaration for Okinawa was also further extended to August 22, 2021. Subsequently, the Government of Japan further extended the state of emergency declaration to 19 prefectures, and extended the emergency declaration period until September 30, 2021. On September 30, 2021, the state of emergency declaration was fully lifted by the Government of Japan. In addition to the restrictions imposed by these emergency declarations, certain local governments continue to request a reduction of the onsite workforce and restraint from non-urgent traveling.

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

Throughout the pandemic, Aflac Japan has also followed the guidance of the FSA in terms of treating customers with care, ensuring ease and timeliness of claims payments and extended coverage for temporary medical facilities and telemedicine in certain circumstances, and waiver of interest on certain policyholder loans. In January 2021, the grace period on premium payments was extended to July 31, 2021 for the policyholders who live in areas under the state of emergency and in February 2021, the scope was expanded to all regions in Japan. Furthermore, in response to the state of emergency declaration in April 2021, in May 2021, in July 2021 and August 2021, the grace period on premium payments was extended to October, 31, 2021, November 30, 2021, January 31, 2022 and February 28, 2022, respectively. Aflac Japan will continue to provide flexibility for policyholders who live in areas under the state of emergency, including extending the payment grace period for a maximum of six months from the state of emergency declaration. Policyholders are required to file for relief through this extension.

During 2021, in response to fluctuations in COVID-19 infection rates and the declaration of a state of emergency by the Government of Japan, Aflac Japan has responded to requests of the Government of Japan and local governments while also giving priority to customer service quality and business continuity.

In the U.S., initial statewide shelter in place or stay at home orders were lifted although restrictions such as social distancing, mask or vaccination requirements exist in some localities. A September 9, 2021 executive order and related September 24, 2021 guidance issued by the Biden Administration will require COVID-19 vaccination of certain federal contractor employees, except in certain limited circumstances, as well as masking and social distancing measures applicable to such employees and workplace visitors.The Company is reviewing the order and guidance to determine their potential impact on the Company's operations.

Throughout the pandemic, Aflac U.S. has taken steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. As of September 30, 2021, premium grace periods remained in effect in three states and Puerto Rico. Aflac U.S. experienced some increase in policy lapses in the first nine months of 2021 in certain states where premium grace periods expired. If the premium grace periods continue to expire throughout 2021, Aflac U.S. would expect an increase in lapse rates, and a decrease in corresponding persistency rates.

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

Performance Highlights

Total revenues were $5.2 billion in the third quarter of 2021, compared with $5.7 billion in the third quarter of 2020. Net earnings were $888 million, or $1.32 per diluted share in the third quarter of 2021, compared with $2.5 billion, or $3.44 per diluted share, in the third quarter of 2020. Net earnings in the third quarter of 2020 reflects a $1.4 billion benefit primarily from the release of valuation allowances on deferred foreign tax credits, which were allowed due to U.S. tax regulations released in September 2020.

Total revenues were $16.7 billion in the first nine months of 2021, compared with $16.2 billion in the first nine months of 2020. Net earnings were $3.3 billion, or $4.82 per diluted share in the first nine months of 2021, compared with $3.8 billion, or $5.31 per diluted share, in the first nine months of 2020. Net earnings in the first nine months of 2020 reflects a $1.4 billion benefit primarily from the release of valuation allowances on deferred foreign tax credits, which were allowed due to U.S. tax regulations released in September 2020.

Results in the third quarter of 2021 included pretax net investment losses of $171 million, compared with pretax net investment gains of $108 million in the third quarter of 2020. Net investment losses in the third quarter of 2021 included a decrease in credit loss allowances of $1 million; $39 million of net losses from certain derivative and foreign currency gains or losses; $119 million of net losses on equity securities; and $14 million of net losses from sales and redemptions.

Results in the first nine months of 2021 included pretax net investment gains of $224 million, compared with pretax net investment losses of $525 million in the first nine months of 2020. Net investment gains in the first nine months of 2021 included a decrease in credit loss allowances of $35 million; $226 million of net gains from certain derivative and foreign currency gains or losses; $17 million of net losses on equity securities; and $20 million of net losses from sales and redemptions.

The average yen/dollar exchange rate(1) for the three-month period ended September 30, 2021 was 110.11, or 3.5% weaker than the average yen/dollar exchange rate(1) of 106.23 for the same period in 2020. The average yen/dollar exchange rate(1) for the nine-month period ended September 30, 2021 was 108.58, or .9% weaker than the average yen/dollar exchange rate(1) of 107.63 for the same period in 2020.

Adjusted earnings(2) in the third quarter of 2021 were $1.0 billion, or $1.53 per diluted share, compared with $994 million, or $1.39 per diluted share, in the third quarter of 2020. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.02. Adjusted earnings(2) in the first nine months of 2021 were $3.2 billion, or $4.65 per diluted share, compared with $2.8 billion, or $3.88 per diluted share, in the first nine months of 2020. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.01.

Total investments and cash at September 30, 2021 were $146.0 billion, compared with $146.1 billion at September 30, 2020. In the first nine months of 2021, Aflac Incorporated repurchased $1.7 billion, or 32.2 million of its common shares. At September 30, 2021, the Company had 67.0 million remaining shares authorized for repurchase.

Shareholders’ equity was $33.6 billion, or $50.62 per share, at September 30, 2021, compared with $32.5 billion, or $46.16 per share, at September 30, 2020. Shareholders’ equity at September 30, 2021 included a net unrealized gain on investment securities and derivatives of $9.7 billion, compared with a net unrealized gain of $9.5 billion at September 30, 2020. Shareholders’ equity at September 30, 2021 also included an unrealized foreign currency translation loss of $1.8 billion, compared with an unrealized foreign currency translation loss of $1.3 billion at September 30, 2020. The annualized return on average shareholders’ equity in the third quarter of 2021 was 10.6%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI)(2) (adjusted book value) was $25.9 billion, or $39.06 per share at September 30, 2021, compared with $24.6 billion, or $34.91 per share, at September 30, 2020. The annualized adjusted return on equity (ROE) excluding foreign currency impact(2) in the third quarter of 2021 was 16.2%.

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
Reconciliation of Net Earnings to Adjusted Earnings(1)

	In Millions		Per Diluted Share		In Millions		Per Diluted Share
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net earnings	$888	$2,456	$1.32	$3.44	$3,286	$3,826	$4.82	$5.31
Items impacting net earnings:
Adjusted net investment (gains) losses (2)	172	(117)	.26	(.16)	(216)	497	(.32)	.69
Other and non-recurring (income) loss	8	1	.01	.00	67	16	.10	.02
Income tax (benefit) expense on items excluded from adjusted earnings	(37)	72	(.06)	.10	32	(125)	.05	(.17)
Tax valuation allowance release (3)	0	(1,418)	.00	(1.99)	0	(1,418)	.00	(1.97)
Adjusted earnings	1,031	994	1.53	1.39	3,169	2,797	4.65	3.88
Current period foreign currency impact (4)	14	N/A	.02	N/A	8	N/A	.01	N/A
Adjusted earnings excluding current period foreign currency impact	$1,045	$994	$1.56	$1.39	$3,177	$2,797	$4.66	$3.88
(1) Amounts may not foot due to rounding.
(2) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below
(3) One-time tax benefit recognized in the third quarter of 2020 representing the release of valuation allowances on deferred foreign tax credits due to new tax regulations.
(4) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net investment (gains) losses	$171	$(108)	$(224)	$525
Items impacting net investment (gains) losses:
Amortized hedge costs	(20)	(51)	(55)	(155)
Amortized hedge income	13	22	45	78
Net interest cash flows from derivatives associated with certain investment strategies	(6)	7	(23)	7
Interest rate component of the change in fair value of foreign currency swaps on notes payable	14	13	41	43
Adjusted net investment (gains) losses	$172	$(117)	$(216)	$497
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

Certain Derivative and Foreign Currency Activities

The Company's derivative activities include:

•foreign currency forwards and options used in hedging foreign exchange risk on U.S. dollar-denominated investments in Aflac Japan's portfolio, with options used on a standalone basis and/or in a collar strategy

•foreign currency forwards and options used to economically hedge certain portions of forecasted cash flows denominated in yen and hedge the Company's long term exposure to a weakening yen

•cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with certain senior notes and subordinated debentures

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

Other items excluded from adjusted earnings included integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs amounted to $8 million and $20 million for the three- and nine-month periods ended September 30, 2021, respectively.

The Company considers the costs associated with the early redemption of its debt to be unrelated to the underlying fundamentals and trends in its insurance operations. Additionally, these costs are driven by changes in interest rates subsequent to the issuance of the debt, and the Company considers these interest rate changes to represent economic conditions not directly associated with its insurance operations. In May 2021, the Parent Company used a portion of the net proceeds from its April 2021 issuance of various series of senior notes to redeem $700 million of the its 3.625% senior notes due June 2023. The pretax expense due to the early redemption of these notes was $48 million. In January 2020, the Parent Company used the net proceeds from senior notes issued in December 2019 to redeem $350 million of its 4.00% senior notes due February 2022. The pretax expense due to the early redemption of these notes was $15 million.

Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 20.2% for the three-month period ended September 30, 2021, compared with (112.9)% for the same period in 2020. The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 19.7% for the nine-month period ended September 30, 2021, compared with (30.0)% for the same period in 2020. In 2021, the combined effective tax rate differs from the U.S. statutory rate primarily due to new tax regulations released in the third quarter of 2020 and historic and solar tax credits. In 2020, the combined effective tax rate differs from the U.S. statutory rate primarily due to the release of certain valuation allowances established on the Company's deferred foreign tax credit benefits. The release of these valuation allowances was a result of the issuance of Final and Proposed Regulations issued by the U.S. Treasury and Internal Revenue Service on September 29, 2020, and resulted in a one-time income tax benefit of $1.4 billion in the third quarter of 2020. For additional information, see Note 10 of the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates - Income Taxes section of the MD&A in the 2020 Annual Report.

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

Aflac Japan Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net premium income	$2,934	$3,168	$9,045	$9,476
Net investment income: (1)
Yen-denominated investment income	317	331	960	972
U.S. dollar-denominated investment income	465	383	1,355	1,122
Net investment income	783	714	2,315	2,094
Amortized hedge costs related to certain foreign currency exposure management strategies	20	51	55	155
Adjusted net investment income	763	663	2,260	1,939
Other income (loss)	10	11	32	32
Total adjusted revenues	3,707	3,842	11,337	11,447
Benefits and claims, net	1,938	2,259	6,072	6,651
Adjusted expenses:
Amortization of deferred policy acquisition costs	154	151	496	479
Insurance commissions	175	185	541	553
Insurance and other expenses	462	500	1,360	1,323
Total adjusted expenses	792	835	2,397	2,355
Total benefits and adjusted expenses	2,731	3,094	8,469	9,006
Pretax adjusted earnings	$976	$747	$2,867	$2,442
Weighted-average yen/dollar exchange rate	110.11	106.23	108.58	107.63

	In Dollars				In Yen
Percentage change over previous period:	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Net premium income	(7.4)%	(2.3)%	(4.5)%	(1.2)%	(4.0)%	(3.3)%	(3.8)%	(2.6)%
Adjusted net investment income	15.1	.6	16.6	3.2	19.7	(.2)	17.9	1.9
Total adjusted revenues	(3.5)	(1.8)	(1.0)	(.5)	.1	(2.8)	(.1)	(1.9)
Pretax adjusted earnings	30.7	(10.9)	17.4	(2.5)	35.8	(11.6)	18.7	(3.8)
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(7) and $6 for the three-month periods and $(24) and $5 for the nine-month periods ended September 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In the three- and nine-month periods ended September 30, 2021, Aflac Japan's net premium income decreased, in yen terms, due to an anticipated decrease in first sector premiums as savings products reached premium paid-up status and constrained sales during the COVID-19 pandemic. Adjusted net investment income increased in the three- and nine-month periods ended September 30, 2021, primarily due to higher alternative and floating rate income and lower hedge costs.
Annualized premiums in force decreased 4.6% to ¥1.38 trillion as of September 30, 2021, compared with ¥1.44 trillion as of September 30, 2020. The decrease in annualized premiums in force in yen was driven primarily by limited-pay products reaching paid up status and lower sales during the COVID-19 pandemic. Annualized premiums in force, translated into dollars at respective period-end exchange rates, were $12.3 billion at September 30, 2021, compared with $13.6 billion at September 30, 2020.

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
Aflac Japan Percentage Changes Over Previous Period
(Yen Operating Results)
For the Periods Ended September 30,

	Including Foreign Currency Changes				Excluding Foreign Currency Changes
	Three Months		Nine Months		Three Months		Nine Months
	2021	2020	2021	2020	2021	2020	2021	2020
Adjusted net investment income	19.7%	(.2)%	17.9%	1.9%	17.2%	.4%	17.2	2.8%
Total adjusted revenues	.1	(2.8)	(.1)	(1.9)	(.3)	(2.7)	(.2)	(1.8)
Pretax adjusted earnings	35.8	(11.6)	18.7	(3.8)	33.7	(11.1)	18.2	(3.2)
The following table presents a summary of operating ratios in yen terms for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2021	2020	2021	2020
Benefits and claims, net	52.3%	58.8%	53.5%	58.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.2	3.9	4.4	4.2
Insurance commissions	4.7	4.8	4.8	4.8
Insurance and other expenses	12.5	13.0	12.0	11.5
Total adjusted expenses	21.4	21.7	21.2	20.6
Pretax adjusted earnings	26.3	19.4	25.3	21.3
Ratios to total premiums:
Benefits and claims, net	66.1%	71.3%	67.1%	70.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.3	4.8	5.5	5.1
In the three- and nine-month periods ended September 30, 2021, the benefit ratio decreased, compared with the same periods in the prior year. This is primarily due to the continued change in mix of first and third sector business, favorable third sector claim experience, and higher surrenders in Aflac Japan's third sector business. In the three-month period ended September 30, 2021, the adjusted expense ratio decreased mainly due to a decrease in loss adjustment expenses, compared to the same period in the prior year. In the nine-month period ended September 30, 2021, the adjusted expense ratio increased mainly due to an increase in outsourcing expenses related to enhancement of business continuity infrastructure in times of crisis such as the COVID-19 pandemic situation. In total, the pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2021 primarily due to lower benefit ratios. For the full year of 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac Japan Sales
The following table presents Aflac Japan’s new annualized premium sales for the periods ended September 30.

	In Dollars				In Yen
	Three Months		Nine Months		Three Months		Nine Months
(In millions of dollars and billions of yen)	2021	2020	2021	2020	2021	2020	2021	2020
New annualized premium sales	$114	$119	$371	$339	¥12.6	¥12.6	¥40.2	¥36.4
Increase (decrease) over prior period	(3.8)%	(31.0)%	9.4%	(39.5)%	.0%	(32.0)%	10.3%	(40.4)%
The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the periods ended September 30.

	Three Months		Nine Months
	2021	2020	2021	2020
Cancer	49.9%	55.7%	48.0%	55.3%
Medical	36.3	32.0	39.9	32.3
Income support	.5	.9	.6	1.0
Ordinary life:
WAYS	.7	.8	.7	.7
Child endowment	.3	.4	.3	.4
Other ordinary life (1)	9.0	9.6	9.1	9.6
Other	3.3	.6	1.4	.7
Total	100.0%	100.0%	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis were essentially flat in the third quarter of 2021, compared with the same period in 2020.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which has continued in 2021. Japan Post Group began resuming proactive sales of cancer insurance policies on April 1, 2021 and Aflac Japan continues to strengthen the strategic alliance. The Company expects continued collaboration to further position both companies for long-term growth and a gradual improvement of Japan Post Group cancer insurance sales in the intermediate term. For additional information, see the risk factor entitled "Events related to the ongoing Japan Post investigation and other matters regarding sales of Japan Post Insurance products could negatively impact the Company’s sales and results of operations," in Item 1A. Risk Factors in the 2020 Annual Report. Beginning in the second quarter of 2020 and continuing into 2021, Aflac Japan experienced a sharp drop-off in total sales, as compared to pre-pandemic levels, due to the ongoing effects of the COVID-19 pandemic.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the three-month periods ended September 30.

	2021	2020
Independent corporate and individual	49.9%	51.7%
Affiliated corporate (1)	43.8	41.4
Bank	6.3	6.9
Total	100.0%	100.0%
(1) Includes Japan Post

During the three-month period ended September 30, 2021, Aflac Japan recruited 13 new sales agencies. At September 30, 2021, Aflac Japan was represented by approximately 8,200 sales agencies, with more than 112,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At September 30, 2021, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

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

The following table details the investment purchases for Aflac Japan.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$0	$94	$1,181	$830
Private placements	146	154	456	267
Other fixed maturity securities	25	45	161	316
Equity securities	75	121	197	263
Other investments	3	0	8	0
Total yen-denominated	$249	$414	$2,003	$1,676

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$363	$314	$1,362	$1,231
Infrastructure debt	0	0	0	55
Collateralized loan obligations	40	99	194	99
Equity securities	0	0	8	0
Commercial mortgage and other loans:
Transitional real estate loans	390	152	1,089	617
Commercial mortgage loans	0	0	17	12
Middle market loans	496	238	1,762	1,665
Other investments	94	60	241	158
Total dollar-denominated	$1,383	$863	$4,673	$3,837
Total Aflac Japan purchases	$1,632	$1,277	$6,676	$5,513

See the Investments section of this MD&A for further discussion of these investment programs, and see Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3 and 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information regarding loans and loan receivables.

The following table presents the results of Aflac Japan’s investment yields for the periods ended September 30.

	Three Months		Nine Months
	2021	2020	2021	2020
Total purchases for the period (in millions) (1)	$1,535	$1,217	$6,427	$5,355
New money yield (1), (2)	3.99%	3.14%	3.38%	3.73%
Return on average invested assets (3)	2.72	2.35	2.68	2.33
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.60%	2.62%	2.60%	2.62%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The increase in the Aflac Japan new money yield in the three-month period ended September 30, 2021 was primarily due to higher allocation to floating rate asset classes. The decrease in the Aflac Japan new money yield in the nine-month period ended September 30, 2021 was primarily due to lower yields on floating rate asset classes. See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments section of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT
Aflac U.S. Pretax Adjusted Earnings
Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S.
Aflac U.S. Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net premium income	$1,393	$1,407	$4,223	$4,348
Adjusted net investment income (1)	191	175	557	523
Other income	32	24	90	78
Total adjusted revenues	1,616	1,606	4,870	4,949
Benefits and claims	628	679	1,798	2,038
Adjusted expenses:
Amortization of deferred policy acquisition costs	123	141	373	435
Insurance commissions	136	140	411	439
Insurance and other expenses	370	316	1,071	955
Total adjusted expenses	629	597	1,855	1,829
Total benefits and adjusted expenses	1,257	1,277	3,653	3,867
Pretax adjusted earnings	$358	$329	$1,217	$1,082
Percentage change over previous period:
Net premium income	(1.0)%	(2.6)	(2.9)%	(.4)%
Adjusted net investment income	9.1	(4.4)	6.5	(3.1)
Total adjusted revenues	.6	(1.5)	(1.6)	.8
Pretax adjusted earnings	8.8	(1.8)	12.5	8.6
(1) Net interest cash flows from derivatives associated with certain investment strategies of $1 for both three-month periods and $1 and $2 for the nine-month periods ended September 30, 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In the three- and nine-month periods ended September 30, 2021, net premium income for Aflac U.S. decreased primarily due to constrained sales as a result of the COVID-19 pandemic. Total adjusted revenues increased in the three-month period ended September 30, 2021, mainly due to the increase in adjusted net investment income from higher variable net investment income. Total adjusted revenues decreased in the nine-month period ended September 30, 2021, mainly due to the decline in net premium income from reduced sales activity, partially offset by the increase in adjusted net investment income from higher variable net investment income. Pretax adjusted earnings increased in the three- and nine-month periods ended September 30, 2021, driven primarily by the lower-than-expected benefit ratios due to lower incurred claims related to pandemic conditions.

Annualized premiums in force decreased .7% to $5.9 billion at September 30, 2021, compared with $6.0 billion at September 30, 2020.

The following table presents a summary of operating ratios for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios to total adjusted revenues:	2021	2020	2021	2020
Benefits and claims	38.9%	42.3%	36.9%	41.2%
Adjusted expenses:
Amortization of deferred policy acquisition costs	7.6	8.8	7.7	8.8
Insurance commissions	8.4	8.7	8.4	8.9
Insurance and other expenses	22.9	19.7	22.0	19.3
Total adjusted expenses	38.9	37.2	38.1	37.0
Pretax adjusted earnings	22.2	20.5	25.0	21.9
Ratios to total premiums:
Benefits and claims	45.1%	48.3%	42.6%	46.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.8	10.0	8.8	10.0

For the three- and nine-month periods ended September 30, 2021, the benefit ratio decreased compared with the same periods in 2020, reflecting reduced estimates of both COVID-19-related and non-COVID-19-related incurred claims since the advent of the pandemic. The adjusted expense ratio increased in the three- and nine-month periods ended September 30, 2021, when compared with the same periods in 2020, primarily due to planned spending on buy-to-build investments, offset slightly by lower DAC amortization related to elevated persistency. The pretax adjusted profit margin increased in the three- and nine-month periods ended September 30, 2021, compared with the same periods in 2020, primarily due to lower benefit ratios. For the full year of 2021, the Company will continue to monitor the situation with respect to COVID-19, and potential impacts on the pretax adjusted profit margin and benefit ratio.

Aflac U.S. Sales
The following table presents Aflac's U.S. new annualized premium sales for the periods ended September 30.

	Three Months		Nine Months
(In millions)	2021	2020	2021	2020
New annualized premium sales	$299	$221	$814	$705
Increase (decrease) over prior period	35.0%	(35.7)%	15.5%	(32.7)%
The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the periods ended September 30.

	Three Months		Nine Months
	2021	2020	2021	2020
Accident	25.5%	26.4%	26.3%	26.6%
Disability	26.2	24.2	24.1	23.3
Critical care(1)	19.1	20.5	20.8	20.8
Hospital indemnity	15.1	16.8	16.0	16.9
Dental/vision	4.9	5.0	5.0	4.5
Life	9.2	7.1	7.8	7.9
Total	100.0%	100.0%	100.0%	100.0%
(1) Includes cancer, critical illness, and hospital intensive care products

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, increased 30.6%; disability sales increased 41.7%; critical care insurance sales (including cancer insurance) increased 25.4%; and hospital indemnity insurance sales increased 20.9% in the third quarter of 2021, compared with the same period in 2020. The increase in sales for Aflac U.S. in the third quarter of 2021 is primarily attributable to increased sales activity as a result of the ongoing economic reopening in the U.S. and favorable comparisons due to pandemic conditions in 2020. See the Executive Summary section entitled COVID-19 of this MD&A for additional information.

In the third quarter of 2021, the Aflac U.S. sales force included an average of approximately 5,900 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity. Aflac U.S. believes that during the third quarter, constraints in the labor market have limited its recruiting of new sales agents, and that during the second and third quarters of 2021 limitations on face-to-face sales opportunities during the COVID-19 pandemic suppressed the development of newly recruited agents into business producers and the productivity of veteran agents and brokers. While gains were made in recruiting during the second and third quarter of 2021 compared with the same time in 2020, most notably among recruited brokers, Aflac U.S. believes that the above factors have acted as a headwind to sales and to growth in the number of average weekly producers during 2021. Aflac U.S. remains focused on mitigating and reversing these trends as the U.S. economy continues to recover from the pandemic.

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

The following table details the investment purchases for Aflac U.S.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Fixed maturity securities:
Other fixed maturity securities	$141	$166	$517	$434
Infrastructure debt	30	0	30	20
Collateralized loan obligations	22	56	52	67
Equity securities	91	0	203	5
Commercial mortgage and other loans:
Transitional real estate loans	109	43	245	88
Commercial mortgage loans	0	0	163	37
Middle market loans	37	20	138	63
Other investments	10	7	27	18
Total Aflac U.S. Purchases	$440	$292	$1,375	$732

See Note 3 of the Notes to the Consolidated Financial Statements and Notes 1 and 3 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information regarding loans and loans receivables.

The following table presents the results of Aflac's U.S. investment yields for the periods ended September 30.

	Three Months		Nine Months
	2021	2020	2021	2020
Total purchases for period (in millions) (1)	$430	$285	$1,348	$714
New money yield (1), (2)	3.87%	2.80%	3.59%	3.24%
Return on average invested assets (3)	4.88	4.75	4.84	4.86
Portfolio book yield, end of period (1)	5.04%	5.26%	5.04%	5.26%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the three- and nine-month periods ended September 30, 2021 was primarily due to higher yields on floating rate asset classes. See Notes 3 and 5 of the Notes to the Consolidated Financial Statements and the Analysis of Financial Condition section of this MD&A for additional information on the Company's investments.

CORPORATE AND OTHER

Changes in the pretax adjusted earnings of Corporate and other are primarily affected by investment income. The following table presents a summary of results for Corporate and other.
Corporate and Other Summary of Operating Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Premium income	$45	$49	$138	$146
Net investment income (loss) (1)	11	14	14	59
Amortized hedge income related to certain foreign currency management strategies	13	22	45	78
Adjusted net investment income	24	36	59	137
Other income	3	2	8	9
Total adjusted revenues	72	87	205	292
Benefits and claims, net	42	47	126	134
Adjusted expenses:
Interest expense	39	44	126	120
Other adjusted expenses	32	35	97	107
Total adjusted expenses	71	79	223	227
Total benefits and adjusted expenses	113	126	349	361
Pretax adjusted earnings	$(41)	$(39)	$(144)	$(69)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $5 and $35 for the three- and nine-month periods ended September 30, 2021, respectively, is included as a reduction to net investment income. Offsetting tax credits on these investments of $10 and $35 for the three- and nine-month periods ended September 30, 2021, respectively, have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In the three- and nine-month periods ended September 30, 2021, the decrease in total adjusted revenues was primarily driven by a decline in adjusted net investment income as a result of the change in value of federal historic rehabilitation and solar investments in partnerships discussed below, as well as lower amortized hedge income. The decrease in pretax adjusted earnings in the three-month period ended September 30, 2021, was primarily driven by lower adjusted net investment income. The decrease in pretax adjusted earnings for the nine-month period ended September 30, 2021, was primarily driven by lower adjusted net investment income and higher interest expense associated with debt issuances.

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

The following tables detail investments by segment.

Investment Securities by Segment

	September 30, 2021
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$83,894	$14,835	$1,993	$100,722
Held to maturity, fixed maturity securities, at amortized cost (1)	22,613	0	0	22,613
Equity securities	731	273	457	1,461
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,186	960	6	5,152
Commercial mortgage loans (1)	1,251	588	5	1,844
Middle market loans (1)	4,107	285	0	4,392
Other investments:
Policy loans	222	19	0	241
Short-term investments (2)	593	322	918	1,833
Limited partnerships	1,264	139	116	1,519
Other	0	19	0	19
Total investments	118,861	17,440	3,495	139,796
Cash and cash equivalents	2,785	1,039	2,384	6,208
Total investments and cash	$121,646	$18,479	$5,879	$146,004
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

	December 31, 2020
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$88,757	$15,133	$1,992	$105,882
Held to maturity, fixed maturity securities, at amortized cost (1)	24,464	0	0	24,464
Equity securities	674	66	543	1,283
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,331	900	0	5,231
Commercial mortgage loans (1)	1,268	420	0	1,688
Middle market loans (1)	3,365	270	0	3,635
Other investments:
Policy loans	242	18	0	260
Short-term investments (2)	449	242	448	1,139
Limited partnerships	828	91	85	1,004
Other	0	26	0	26
Total investments	124,378	17,166	3,068	144,612
Cash and cash equivalents	2,001	785	2,355	5,141
Total investments and cash	$126,379	$17,951	$5,423	$149,753
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

The distributions of fixed maturity securities the Company owns, by credit rating, were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	0.9%	1.0%	.9%
AA	5.0	5.1	4.5	4.6
A	69.4	69.2	69.3	69.5
BBB	21.9	22.1	21.9	21.9
BB or lower	2.7	2.7	3.3	3.1
Total	100.0%	100.0%	100.0%	100.0%

As of September 30, 2021, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of September 30, 2021.

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
KLM Royal Dutch Airlines	B	$148	$135	$(13)
Intesa Sanpaolo Spa	BBB	139	132	(7)
Kommunal Landspensjonskasse (KLP)	BBB	134	128	(6)
Nippon Prologis REIT Inc.	A	89	84	(5)
Alphabet Inc.	AA	173	168	(5)
Grenke Finance PLC	BBB	63	59	(4)
Lloyds Banking Group PLC	A	206	202	(4)
Commonwealth of the Bahamas	BB	43	39	(4)
Heathrow Funding Ltd.	BBB	89	86	(3)
Mitsui Fudosan Co. Ltd.	A	93	90	(3)

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

Below-Investment-Grade Investments

	September 30, 2021
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$381	$380	$388	$8
Commerzbank	357	249	412	163
Pemex Project Funding Master Trust	268	268	276	8
Autostrade Per Litalia Spa	179	177	210	33
KLM Royal Dutch Airlines	179	148	135	(13)
Telecom Italia SpA	179	179	236	57
Apache Corporation	138	123	169	46
Ovintiv Inc.	119	114	161	47
IKB Deutsche Industriebank AG	116	53	108	55
Arconic Inc.	100	83	125	42
Other Issuers	415	370	471	101
Subtotal (2)	2,431	2,144	2,691	547
High yield corporate bonds	805	787	843	56
Middle market loans	4,215	4,088	4,154	66
Grand Total	$7,451	$7,019	$7,688	$669
(1) Net of allowance for credit losses
(2) Securities initially purchased as investment grade, but have subsequently been downgraded to below investment grade

The Company invests in middle market loans primarily to U.S. corporate borrowers, most of which have below-investment-grade ratings. The objectives of this program include enhancing the yield on invested assets, achieving further diversification of credit risk, and mitigating the risk of rising interest rates and hedge costs through the acquisition of floating rate assets.

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

	September 30, 2021
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$53,377	$8,453	$(62)	$61,767	48.6%
Municipalities	2,787	608	(6)	3,390	2.5
Mortgage- and asset-backed securities	1,242	51	(1)	1,292	1.1
Public utilities	8,515	1,862	(7)	10,372	7.9
Electric	6,892	1,543	(4)	8,431	6.3
Natural Gas	294	51	0	346	.3
Other	607	126	(1)	732	.6
Utility/Energy	722	142	(2)	863	.7
Sovereign and Supranational	1,534	279	(4)	1,809	1.4
Banks/financial institutions	10,230	1,579	(66)	11,742	9.3
Banking	6,039	1,031	(23)	7,046	5.5
Insurance	1,917	373	(24)	2,266	1.7
Other	2,274	175	(19)	2,430	2.1
Other corporate	32,156	6,032	(89)	38,098	29.2
Basic Industry	3,146	684	(9)	3,820	2.9
Capital Goods	3,410	560	(8)	3,962	3.1
Communications	3,324	771	(3)	4,091	3.0
Consumer Cyclical	2,661	504	(2)	3,164	2.4
Consumer Non-Cyclical	6,929	1,218	(12)	8,135	6.3
Energy	3,410	762	(16)	4,156	3.1
Other	1,499	209	(4)	1,704	1.4
Technology	4,217	494	(16)	4,695	3.8
Transportation	3,560	830	(19)	4,371	3.2
Total fixed maturity securities	$109,841	$18,864	$(235)	$128,470	100.0%
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

The following table details investment securities by type of issuance.

Investment Securities by Type of Issuance

	September 30, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$90,630	$105,427	$95,545	$111,479
Equity securities	1,018	1,018	740	740
Total publicly issued	91,648	106,445	96,285	112,219
Privately issued securities: (2)
Fixed maturity securities (3)	19,211	23,043	20,511	24,802
Equity securities	443	443	543	543
Total privately issued	19,654	23,486	21,054	25,345
Total investment securities	$111,302	$129,931	$117,339	$137,564
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	September 30, 2021	December 31, 2020
Privately issued reverse-dual currency securities	$4,913	$5,300
Publicly issued collateral structured as reverse-dual currency securities	1,641	1,775
Total reverse-dual currency securities	$6,554	$7,075
Reverse-dual currency securities as a percentage of total investment securities	5.9%	6.0%
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

	September 30, 2021		December 31, 2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$17,886	$20,444	$19,249	$21,108
Fixed maturity securities - bank loans (floating rate)	0	0	319	283
Equity securities	24	24	20	20
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,187	4,236	4,331	4,298
Commercial mortgage loans	1,250	1,315	1,268	1,365
Middle market loans (floating rate)	4,106	4,171	3,365	3,377
Other investments	1,264	1,264	828	828
Total U.S. Dollar Program	28,717	31,454	29,380	31,279
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,227	3,294	2,085	3,094
Total U.S. dollar-denominated investments in Aflac Japan	$30,944	$34,748	$31,465	$34,373
(1) Net of allowance for credit losses

U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. Aflac Japan maintains an options program (collars and one sided options) on a portion of its US dollar program to mitigate against more extreme moves in foreign exchange and therefore support SMR. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the options program. The Company is continually evaluating other adjustments, including the possibility of changing the level of hedging employed with the U.S dollar-denominated investments.

As of September 30, 2021, Aflac Japan had $6.4 billion outstanding notional amounts of foreign currency forwards and $8.0 billion outstanding notional amounts of foreign currency options, of which none were in-the-money, hedging its U.S. dollar-denominated investments. The fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $15.1 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net cash inflows (outflows)	$(14)	$(2)	$88	$(34)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $10.3 billion as of September 30, 2021, compared with $9.9 billion as of December 31, 2020.

The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the three- and nine-month periods ended September 30, 2021 and 2020, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S dollar exposure remains reduced as a result of Aflac Japan's U.S. dollar-denominated hedge program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. The portion of the enterprise-wide amortized hedge income contributed by this strategy was $13 million and $22 million for the three-month periods and $45 million and $78 million for the nine-month periods ended September 30, 2021 and 2020, respectively. This activity is reported in Corporate and Other. As this program evolves, the Company will continue to evaluate the program’s efficacy. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

The following table presents metrics related to Aflac Japan amortized hedge costs and the Parent Company amortized hedge income for the periods ended September 30.

Hedge Cost/Income Metrics(1)

	Three Months		Nine Months
	2021	2020	2021	2020
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions)(2)	$6.4	$9.2	$6.4	$9.2
Weighted average remaining tenor (in months)(3)	3.7	10.3	3.7	10.3
Amortized hedge income (cost) for period (in millions)	$(13)	$(49)	$(42)	$(150)
FX Options
FX option notional at the end of period (in billions) (2)	$8.0	$9.0	$8.0	$9.0
Weighted average remaining tenor (in months) (3)	3.6	1.2	3.6	1.2
Amortized hedge income (cost) for period (in millions)	$(7)	$(2)	$(13)	$(5)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(2)	$5.0	$5.0	$5.0	$5.0
Weighted average remaining tenor (in months)(3)	12.2	12.5	12.2	12.5
Amortized hedge income (cost) for period (in millions)	$14	$24	$49	$81
FX Options
FX option notional at the end of period (in billions) (2)	$2.0	$2.1	$2.0	$2.1
Weighted average remaining tenor (in months) (3)	7.2	6.8	7.2	6.8
Amortized hedge income (cost) for period (in millions)	$(1)	$(2)	$(4)	$(3)
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

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

DEFERRED POLICY ACQUISITION COSTS
The following table presents deferred policy acquisition costs by segment.

(In millions)	September 30, 2021	December 31, 2020	% Change
Aflac Japan	$6,418	$6,991	(8.2)%	(1)
Aflac U.S.	3,296	3,450	(4.5)
Total	$9,714	$10,441	(7.0)%
(1) Aflac Japan’s deferred policy acquisition costs decreased .7% in yen during the nine months ended September 30, 2021.

See Note 6 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for additional information on the Company's deferred policy acquisition costs.

POLICY LIABILITIES
The following table presents policy liabilities by segment.

(In millions)	September 30, 2021	December 31, 2020	% Change
Aflac Japan	$96,039	$103,128	(6.9)%	(1)
Aflac U.S.	11,882	11,810	.6
Other	280	274	2.2
Intercompany eliminations(2)	(758)	(821)	(7.7)
Total	$107,443	$114,391	(6.1)%
(1) Aflac Japan’s policy liabilities increased .7% in yen during the nine months ended September 30, 2021.
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

POLICYHOLDER PROTECTION

Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that extended the government's fiscal support of the LIPPC through March 2022. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.8 billion and ¥1.9 billion for the nine-month periods ended September 30, 2021 and 2020, respectively, for LIPPC assessments.

Guaranty Fund Assessments

Under U.S. state guaranty association laws, certain insurance companies can be assessed (up to prescribed limits) for certain obligations to the policyholders and claimants of impaired or insolvent insurance companies that write the same line or similar lines of business. The amount of the guaranty fund assessment that an insurer is assessed is based on its proportionate share of premiums in that state. Guaranty fund assessments for the nine-month periods ended September 30, 2021 and 2020 were immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

As of September 30, 2021, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. See Note 15 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for information on material unconditional purchase obligations that are not recorded on the Company's balance sheet.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes discussed below, which proceeds contribute to the capital buffer but are not intended to support holding company liquidity. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At September 30, 2021, the Company held $6.2 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion. For additional information on the Company’s liquidity and capital resources in response to COVID-19, see the Executive Summary section of this MD&A.

Aflac Japan and Aflac U.S. provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock and interest on its outstanding indebtedness and operating expenses.
The following table presents the amounts provided to the Parent Company for the nine-month periods ended September 30.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2021	2020
Dividends declared or paid by subsidiaries	$2,016	$892
Management fees paid by subsidiaries	96	100

The following table details Aflac Japan remittances for the nine-month periods ended September 30.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2021	2020
Aflac Japan management fees paid to Parent Company	$44	$54
Aflac Japan dividends declared or paid to Parent Company (in dollars)	1,776	667
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥195.6	¥72.8

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

In addition to cash and equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of September 30, 2021, the Parent Company and Aflac had four lines of credit with third parties as well as ten intercompany lines of credit. For additional information, see Note 8 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2021. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements and Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors in the 2020 Annual Report entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows
The Company translates cash flows for Aflac Japan’s yen-denominated items into U.S. dollars using weighted-average exchange rates. In periods when the yen weakens, translating yen into dollars causes fewer dollars to be reported. When the yen strengthens, translating yen into dollars causes more dollars to be reported.
The following table summarizes consolidated cash flows by activity for the nine-month periods ended September 30.

(In millions)	2021	2020
Operating activities	$4,181	$4,601
Investing activities	(1,171)	(3,511)
Financing activities	(1,897)	(431)
Exchange effect on cash and cash equivalents	(46)	8
Net change in cash and cash equivalents	$1,067	$667

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

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In the first nine months of 2021, Aflac U.S. borrowed and repaid $78 million under this program. As of September 30, 2021, Aflac U.S. had outstanding borrowings of $320 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Consolidated cash used by financing activities was $1.9 billion in the first nine months of 2021, compared with consolidated cash used by financing activities of $431 million for the same period of 2020.

In April 2021, the Parent Company issued five series of senior notes totaling ¥82.0 billion through a public debt offering under its then existing U.S. shelf registration statement. The first series, which totaled ¥30.0 billion, bears interest at a fixed rate of .633% per annum, payable semi-annually, and will mature in April 2031. The second series, which totaled ¥12.0 billion, bears interest at a fixed rate of .844% per annum, payable semi-annually, and will mature in April 2033. The third series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.039% per annum, payable semi-annually, and will mature in April 2036. The fourth series, which totaled ¥10.0 billion, bears interest at a fixed rate of 1.264% per annum, payable semi-annually, and will mature in April 2041. The fifth series, which totaled ¥20.0 billion, bears interest at a fixed rate of 1.560% per annum, payable semi-annually, and will mature in April 2051. The notes are redeemable at the Parent Company’s option (i) at any time, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance or (ii) on or after the date that is six months prior to the stated maturity date of the series, in whole or in part, at a redemption price equal to the aggregate principal amount to be redeemed plus accrued and unpaid interest on the principal amount to be redeemed to, but excluding, the date of redemption.

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

The Company was in compliance with all of the covenants of its notes payable and lines of credit at September 30, 2021.

Cash returned to shareholders through treasury stock purchases and dividends was $2.3 billion during the nine-month period ended September 30, 2021, compared with $1.6 billion during the nine-month period ended September 30, 2020.

The following tables present a summary of treasury stock activity during the nine-month periods ended September 30.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2021	2020
Treasury stock purchases	$1,676	$1,037
Number of shares purchased:
Share repurchase program	32,186	26,108
Other	419	541
Total shares purchased	32,605	26,649

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2021	2020
Stock issued from treasury:
Cash financing	$13	$27
Noncash financing	43	40
Total stock issued from treasury	$56	$67
Number of shares issued	1,424	1,884

During the first nine months of 2021, the Company repurchased 32.2 million shares of its common stock for $1.7 billion as part of its share repurchase program. As of September 30, 2021, a remaining balance of 67.0 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. For information on the impact of COVID-19 on the Company's share repurchase program, see the Executive Summary section of this MD&A.

Cash dividends paid to shareholders were $.33 per share in the third quarter of 2021, compared with $.28 per share in the third quarter of 2020. The following table presents the dividend activity for the nine-month periods ended September 30.

(In millions)	2021	2020
Dividends paid in cash	$647	$580
Dividends through issuance of treasury shares	23	22
Total dividends to shareholders	$670	$602

In October 2021, the board of directors declared the fourth quarter cash dividend of $.33 per share, an increase of 17.9% compared with the same period in 2020. The dividend is payable on December 1, 2021 to shareholders of record at the close of business on November 17, 2021.

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

As of September 30, 2021, Aflac Japan's SMR remains high and reflects a strong capital and surplus position. The Company is committed to maintaining strong capital levels throughout the pandemic, consistent with maintaining current insurance financial strength and credit ratings. For additional information see the Executive Summary COVID-19 section of this MD&A.

Aflac U.S.

A life insurance company’s statutory capital and surplus is determined according to rules prescribed by the National Association of Insurance Commissioners (NAIC), as modified by the insurance department in the insurance company’s state of domicile. Statutory accounting rules are different from U.S. GAAP and are intended to emphasize policyholder protection and company solvency. The continued long-term growth of the Company's business may require increases in the statutory capital and surplus of its insurance operations. The Company's insurance operations may secure additional statutory capital through various sources, such as internally generated statutory earnings, reduced dividends paid to the Parent Company, capital contributions by the Parent Company from funds generated through debt or equity offerings, or reinsurance transactions. The NAIC’s RBC formula is used by insurance regulators to help identify inadequately capitalized insurance companies. The RBC formula quantifies insurance risk, business risk, asset risk and interest rate risk by weighing the types and mixtures of risks inherent in the insurer’s operations. As of September 30, 2021, Aflac’s RBC ratio remains high and reflects a strong capital and surplus position.

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

CRITICAL ACCOUNTING ESTIMATES
The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of Aflac’s results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 93% of the Company's assets and 80% of its liabilities are reported as of September 30, 2021, and thus has a direct effect on net earnings and shareholders’ equity. Subsequent experience or use of other assumptions could produce significantly different results.

There have been no changes in the items the Company has identified as critical accounting estimates during the nine months ended September 30, 2021. For additional information, see the Critical Accounting Estimates section of MD&A included in the 2020 Annual Report.

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

Changes in Internal Control Over Financial Reporting

During the first nine months of 2021, the Company has executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the reasonableness of the estimated range of impact to the Company's accumulated other comprehensive income (AOCI) that is expected upon adoption of LDTI on January 1, 2023 as disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The Company will continue to refine and maturate the internal controls associated with LDTI until adoption on January 1, 2023. Except for the change in controls over the Company's implementation of LDTI, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the first nine months of 2021, the Company repurchased shares of its common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,850,664		$45.60	2,850,664	96,304,954
February 1 - February 28	5,034,979		47.30	4,661,812	91,643,142
March 1 - March 31	5,932,047		50.55	5,927,500	85,715,642
April 1 - April 30	2,266,200		52.73	2,266,200	83,449,442
May 1 - May 31	2,855,900		55.81	2,855,900	80,593,542
June 1 - June 30	4,055,001		54.61	4,052,204	76,541,338
July 1 - July 31	2,436,400		53.51	2,436,400	74,104,938
August 1 - August 31	3,706,404		56.51	3,675,122	70,429,816
September 1 - September 30	3,467,904		54.09	3,460,300	66,969,516
Total	32,605,499	(1)	$52.01	32,186,102	66,969,516
(1) During the first nine months of 2021, 419,397 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

Item 6.    Exhibits

(a)	EXHIBIT INDEX
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated April 6, 2020, Exhibit 3.1.
	31.1	-	Certification of CEO dated October 28, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated October 28, 2021, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated October 28, 2021, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

Defined Terms

Throughout this Quarterly Report on Form 10-Q, the Company may use abbreviations, acronyms and defined terms which are defined below.

ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
ARP	American Rescue Plan
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CARES	Coronavirus Aid, Relief, and Economic Security
CDS	Credit Default Swap
CMLs	Commercial Mortgage Loans
CSAs	Credit Support Annexes
DAC	Deferred Policy Acquisition Costs
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FSA	Japanese Financial Services Agency
ISDA	International Swaps and Derivatives Association, Inc.
ISOs	Incentive Stock Options
JGB	Japan Government Bond
LDTI	Long-Duration Targeted Improvements
LGD	Loss-Given-Default
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LTV	Loan-to-Value
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MMLs	Middle Market Loans
NAIC	National Association of Insurance Commissioners
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSOs	Non-qualifying Stock Options
NRSROs	Nationally Recognized Statistical Rating Organizations
OTC	Over-the-Counter
PD	Probability-of-Default
PRM	Policy Reserve Matching
RBC	Risk-Based Capital
ROE	Return on Equity
S&P	Standard & Poor's
SEC	Securities and Exchange Commission
SMR	Solvency Margin Ratio
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TDRs	Troubled Debt Restructurings
TREs	Transitional Real Estate Loans
TTM	Telegraphic Transfer Middle Rate
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIEs	Variable Interest Entities

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

Aflac Incorporated

October 28, 2021	/s/ Max K. Brodén
(Max K. Brodén)
Executive Vice President; Chief Financial Officer and Treasurer

October 28, 2021	/s/ June Howard
(June Howard)
Senior Vice President, Financial Services; Chief Accounting Officer