Form 10-K
period 2021-12-31
AFLAC INC
filed 2022-02-23
CIK 4977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑  No
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021, was $35,892,975,941.
The number of shares of the registrant’s common stock outstanding at February 16, 2022, with $.10 par value, was 649,860,875.

Documents Incorporated By Reference
Certain information contained in the Notice and Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

Aflac Incorporated
Annual Report on Form 10-K
For the Year Ended December 31, 2021

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

The Company cautions readers that the following factors, in addition to other factors mentioned from time to time, could cause actual results to differ materially from those contemplated by the forward-looking statements:

•difficult conditions in global capital markets and the economy, including those caused by COVID-19
•defaults and credit downgrades of investments
•exposure to significant interest rate risk
•concentration of business in Japan
•limited availability of acceptable yen-denominated investments
•foreign currency fluctuations in the yen/dollar exchange rate
•differing judgments applied to investment valuations
•significant valuation judgments in determination of expected credit losses recorded on the Company's investments
•decreases in the Company's financial strength or debt ratings
•decline in creditworthiness of other financial institutions
•concentration of the Company's investments in any particular single-issuer or sector
•the effects of COVID-19 and its variants (both known and emerging), and any resulting economic effects and government interventions, on the Company's business and financial results
•the Company's ability to attract and retain qualified sales associates, brokers, employees, and distribution partners
•deviations in actual experience from pricing and reserving assumptions
•ability to continue to develop and implement improvements in information technology systems
•interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems
•subsidiaries' ability to pay dividends to the Parent Company
•inherent limitations to risk management policies and procedures
•operational risks of third party vendors
•tax rates applicable to the Company may change
•failure to comply with restrictions on policyholder privacy and information security
•extensive regulation and changes in law or regulation by governmental authorities
•competitive environment and ability to anticipate and respond to market trends
•catastrophic events, including, but not limited to, as a result of climate change, epidemics, pandemics (such as the coronavirus COVID-19), tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, terrorism or other acts of violence, and damage incidental to such events
•ability to protect the Aflac brand and the Company's reputation
•ability to effectively manage key executive succession
•changes in accounting standards
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

The Company has continued to develop and expand its product offerings over time. In Japan, the Company is cultivating an innovation-driven culture to meet the rapidly changing customer and societal needs. Through acquisitions completed in 2019 and 2020, the Company expanded its U.S. product offerings to network dental and vision and employer paid group life and disability. The Company has also been investing in new distribution opportunities through acquisitions and partnerships. During 2020 and continuing into 2021, in response to the onset and development of the global Coronavirus Disease 2019 (COVID-19) pandemic, the Company pivoted to digital sales methods and accelerated related digital investments. For information on the reporting segments see the Result of Operations by Segment section of Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A). For information on the Company’s response to COVID-19, see the Executive Summary section of Item 7. MD&A.
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

LONG-TERM GROWTH STRATEGY

In 1999, the Company had been running commercials for nearly a decade, but its brand awareness was hovering at about 10%. An innovative marketing campaign with something unique and memorable that would build brand awareness was

Item 1. Business

needed. The Aflac Duck’s first commercial in the U.S., “Park Bench,” aired on January 1, 2000 and taught consumers how to pronounce “Aflac.” The Aflac Duck made his international debut in Japan in 2003. In the two decades since his U.S. debut, the Aflac Duck has become one of the most familiar advertising icons in the world, appearing in many commercials and countless print ads in both the U.S. and Japan. Today, the Aflac Duck is a helpmate who increases brand knowledge and connection.

The Company's insurance business consists of two reporting segments: Aflac Japan and Aflac U.S. The primary insurance subsidiary in the Aflac Japan segment is Aflac Life Insurance Japan Ltd. Aflac U.S. includes the insurance subsidiaries American Family Life Assurance Company of Columbus (Aflac); Continental American Insurance Company (CAIC), branded as Aflac Group Insurance (AGI); American Family Life Assurance Company of New York (Aflac New York); and Tier One Insurance Company (TOIC); as well as Argus Dental & Vision, Inc. (Argus), which is licensed as a third party administrator in most U.S. jurisdictions and as a pre-paid limited health service organization in Florida.
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

AFLAC JAPAN

Aflac Japan is the principal contributor to the Parent Company's consolidated earnings and the largest insurer in Japan in terms of cancer and medical (third sector insurance products) policies in force. As of December 31, 2021, Aflac Japan exceeded 23 million individual policies in force in Japan. Aflac Japan continued to be the number one seller of cancer insurance policies in Japan throughout 2021, with more than 15 million cancer policies in force as of December 31, 2021. For information on Aflac Japan's operating results, see the Aflac Japan Segment section of Item 7. MD&A.

Insurance Products

Aflac Japan's third sector insurance products are supplemental products designed to help consumers pay for medical and nonmedical costs that are not reimbursed under Japan's national health insurance system. Changes in Japan's economy and an aging population have put increasing pressure on Japan's national health care system. As a result, more costs have been shifted to Japanese consumers, who in turn have become increasingly interested in insurance products that help them manage those costs. In addition, since 2020, the pandemic has accelerated digitization and significantly heightened customer awareness of potential financial and health care burdens. Aflac Japan has responded to this consumer need by enhancing existing products and developing new products, such as a nursing care product introduced in 2021. The focus at Aflac Japan remains on maintaining leadership in third sector insurance products that are less interest rate sensitive and have strong and stable margins. At the same time, Aflac Japan complements this core business with similarly profitable first sector protection products as outlined below.

THIRD SECTOR INSURANCE	FIRST SECTOR INSURANCE
Life insurance products include:
▪Cancer	Protection type:	Savings type:
▪Medical	▪Whole Life	▪WAYS
▪Nursing Care	▪Term Life	▪Child Endowment
▪Income Support	▪GIFT

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

Medical and Other Health Insurance

Medical Insurance Aflac Japan's medical insurance products provide benefits for hospitalization, surgeries and outpatient treatment of various illnesses, as well as lump sum benefits related to three critical illnesses: cancer, heart attack, and stroke.

Nursing Care Insurance Aflac Japan's Nursing Care Insurance provides coverage for out-of-pocket costs incurred when receiving public nursing care services.

Income Support Insurance Aflac Japan's Income Support Insurance provides fixed-benefit amounts in the event that a policyholder is unable to work due to significant illness or injury.

Life Insurance

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

WAYS and Child Endowment WAYS is an insurance product which has features that allow policyholders to convert a portion of their life insurance to medical, nursing care or fixed annuity benefits at a predetermined age. Aflac Japan's child endowment insurance product offers a death benefit until a child reaches age 18. This product also pays a lump-sum at the time of the child's entry into high school, as well as an educational annuity for each of the four years during his or her college education. Beginning in 2013, Aflac Japan curtailed sales of WAYS and Child Endowment, first sector savings-type products, due to persistent low interest rates in Japan and, in particular, the relatively large capital commitment required by such products and their lower profitability, in such an environment.

Distribution Channels

Traditional Sales Channel This distribution channel includes individual agencies, independent corporate agencies and affiliated corporate agencies. Aflac Japan was represented by more than 8,000 sales agencies at the end of 2021, with approximately 112,000 licensed sales associates employed by those agencies, including individual agencies.

Banks Consumers in Japan rely on banks to provide not only traditional bank services, but also as one key source to provide insurance solutions and other services. By the end of 2021, Aflac Japan had agreements with approximately 90% of the total number of banks in Japan to sell its products.

Dai-ichi Life Aflac Japan's alliance with Dai-ichi Life was launched in 2001, and approximately 40,000 Dai-ichi Life representatives offer Aflac's cancer products.

Japan Post Group Aflac Japan's alliance with Japan Post Group was launched in 2008. After the alliance strengthened in 2013, the number of postal outlets of Japan Post Co. Ltd. (Japan Post Co.) selling Aflac Japan's cancer product increased to more than 20,000. Japan Post Insurance Co., Ltd. (Japan Post Insurance) offers Aflac Japan cancer products through its 76 directly managed offices. In 2018, the Company entered a strategic alliance with Japan Post Holdings Co., Ltd. (Japan Post Holdings), the parent company of Japan Post Co. and Japan Post Insurance. In 2021, the Parent Company, Aflac Japan and Japan Post Group agreed to pursue several specific initiatives toward building a "Co-creation Platform" to support customers and local communities. See the "Aflac Japan Segment" subsection of MD&A for more about this alliance.

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

Item 1. Business

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

Government Regulation

Financial Services Agency (FSA) The financial and business affairs of Aflac Japan are subject to examination by Japan's FSA. Aflac Japan files annual and interim reports and financial statements for the Japanese insurance operations based on a March 31 fiscal year end, prepared in accordance with Japanese regulatory accounting practices prescribed or permitted by the FSA. Japanese regulatory basis earnings are determined using accounting principles that differ materially from U.S. generally accepted accounting principles (U.S. GAAP). For additional information, see Note 13 of the Notes to the Consolidated Financial Statements.

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

Japan Companies Act Aflac Japan dividend distributions to the Parent Company are subject to permitted dividend capacity under the Japan Companies Act.

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

Item 1. Business

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

Seasonality

In recent years, new annualized premium sales are generally higher in the fourth quarter for Aflac U.S. group business due to the timing of open enrollment for many employers. As a result, approximately half of total new annualized premium sales for Aflac U.S. group business are generated in the fourth quarter, which typically results in over one third of total Aflac U.S. total sales being generated in the fourth quarter.

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

Item 1. Business

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

Government Regulation

Insurance Regulation The Parent Company and its U.S. insurance subsidiaries, Aflac, CAIC, TOIC (Nebraska-domiciled insurance companies), Aflac New York (a New York-domiciled insurance company) and Argus (a licensed third party administrator in most U.S. jurisdictions and as a pre-paid limited health service organization in Florida) are subject to state regulations in the U.S. as an insurance holding company system. Such regulations generally provide that certain transactions between companies within the holding company system must be fair and equitable. In addition, transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain transactions between companies within the system, including management fees, loans and advances are subject to prior notice to, or approval by, state regulatory authorities. These laws generally require, among other things, the insurance holding company and each insurance company directly owned by the holding company to register with the insurance departments of their respective domiciliary states and to furnish annually financial and other information about the operations of companies within the holding company system.

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (NAIC). In 2020, the NDOI and New York State Department of Financial Services (NYSDFS) conducted full-scope, risk-focused financial examinations on their respective state domiciled insurance entities. The examinations covered the reporting period January 1, 2016 – December 31, 2019.

Item 1. Business

There were no material findings contained in the NDOI or New York Department of Financial Services (NYDFS) final exam reports.

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

•Privacy and Cybersecurity

In the absence of a comprehensive federal privacy law, many States are making a push towards privacy legislation. Personally identifiable information is used in support of many of the Company's business processes. For many years, the standard for protection and treatment of that data was benchmarked by privacy and security provisions of the federal Gramm-Leach-Bliley Act of 1999 (GLBA) and in the Health Insurance Portability and Accountability Act of 1996 (HIPAA). As consumers have grown more concerned about the protection of their data, as well as how their data is used by an organization, many jurisdictions within and outside of the U.S. have created legislation and issued regulations that apply or may in the future apply to aspects of Aflac U.S. operations and allow consumers the right to access, correct, delete and the right to opt out of sales or use of their data. The

Item 1. Business

California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA), the UK General Data Protection Regulation (UK GDPR), the UK Data Protection Act of 2018 (DPA Act) and most recently the Virginia Consumer Data Privacy Act (CDPA) and the Colorado Privacy Act (CPA), which both go into effect in 2023, are examples of these types of legislation.

Cybersecurity continues to be an area of evolving focus for legislation and regulatory activity. Industry regulators as well as the federal government have updated existing standards and increased their focus on enforcement. For example, the National Institute of Standards and Technology (NIST) issued enhanced security guidelines of the software supply chain and New York Department of Financial Services (NYDFS) published increased security guidelines related to ransomware.

The Company has a cross-functional team that tracks and monitors new and emerging legislation and regulations to ensure privacy and cybersecurity programs are evaluated and comply with regulatory requirements. This includes a robust third party risk management and assessment program. Over the last several years, processes have developed to support the data subject request process required by CCPA, privacy impact assessments have been implemented as required by CPRA and a dedicated privacy and security center has been added to the Company website to provide consumers with information about the use of and protection of their data.

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
Investments of Aflac U.S., as well as certain sub-advised assets of Aflac Japan, are managed by the Company’s U.S. asset management subsidiary, Aflac Asset Management LLC (AAM), and investments of Aflac Japan are managed pursuant to an investment advisory agreement between Aflac Japan and the Company's asset management subsidiary in Japan, Aflac Asset Management Japan Ltd. (AAMJ). AAMJ is licensed as a discretionary asset manager under the Japan Financial Instruments and Exchange Act and is subject to rules of the Japan Investment Advisors Association, a self-regulatory organization with mandatory membership for Japan investment managers. Effective January 19, 2021, AAM is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. AAM and AAMJ are reported in Corporate and Other; however, the assets that they manage are reported in the respective Aflac Japan and Aflac U.S. segments.
In 2020, the Company purchased newly issued common stock of Trupanion, Inc., a provider of medical insurance for pets in the United States and Canada, resulting in the Company owning approximately 9% of the outstanding common stock of Trupanion, Inc. The shares were registered for resale and, pursuant to the Shareholder Agreement, subject to certain exceptions, the Company has agreed that it will not transfer its shares of Trupanion, Inc. common stock during a restricted period ending on November 13, 2023. The Company also entered into an alliance agreement with Trupanion, Inc. to sell pet insurance in worksites in the U.S., subject to certain exceptions, and to explore on an exclusive basis potential distribution opportunities for pet insurance in Japan.
For additional information on the Company's other operations, see the "Corporate and Other" subsection of the MD&A and Note 8 in the Notes to the Consolidated Financial Statements.
HUMAN CAPITAL

The Company’s overarching human capital philosophy is, “If you take care of your employees, your employees will take care of the business.” As of December 31, 2021, Aflac Japan had 6,492 employees, Aflac U.S. had 4,851 employees, and the Company's other operations had 1,104 employees. The Company's compensation and benefit expense totaled approximately $2.0 billion in both 2021 and 2020. The Company believes its employee relations are generally satisfactory.

Talent

The Company uses internal and external resources to attract, retain and develop talent across a variety of backgrounds and demographics.

Item 1. Business

Aflac Japan seeks diverse talent through annual recruitment of new university graduates as well as mid-career recruitment of those with specialty skills or expertise. For its employees, Aflac Japan implements standard and unified training and development programs focusing on a range of business skills. For example, Aflac Japan’s Leadership Program allows select managers to participate in a comprehensive training program to learn about innovation and the global business environment. Aflac Japan is implementing a human capital management system, beginning in January 2021 with managers and more senior leadership positions and in January 2022 with all other employees. Under the new system, employees will have access to descriptions and necessary skills for all job positions across the Company and will be able to more proactively design their careers.

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

Compensation

The Aflac Japan and Aflac U.S. Human Resources divisions operate as centralized internal compensation functions to provide oversight and input to the respective management teams with the objective of providing compensation that is consistent with job scope, duties and responsibilities. The compensation function evaluates new-hire job offers, promotions and compensation adjustments with the goal of consistent and equitable compensation. Defined salary structures are reviewed regularly and updated utilizing market data. Job levels and associated compensation are determined based on annually updated market data, job scope, duties and responsibilities. Employee performance reviews are conducted annually and are factored into employee bonuses and salaries.

Health and Wellness

In 2021, Aflac Japan was certified, for the fourth consecutive year, as one of the top 500 Leading Companies in Health and Productivity Management under the Certified Health & Productivity Management Outstanding Organizations Recognition Program with Japan's Ministry of Economy, Trade and Industry. This certification is awarded for best practices in employee health management, strategically focused work style and development of a socially appreciative work environment. Aflac Japan's current certification was in recognition of wide-ranging initiatives including a walking campaign, online seminars focused on improving health literacy, efforts to improve lifestyle habits such as support for smoke-free efforts, promotion of cancer screening and the establishment of a workplace support program.

Aflac U.S. Health and Wellness, a training and service program works to enhance organizational health, encourage healthy lifestyles among all U.S. employees, provide diverse wellness programs to meet a wide range of personal health needs, recognize employees for participating in healthier lifestyles activities, and support a positive corporate culture that is focused on celebrating and improving the quality of life for all U.S. employees.

Diversity, Equity & Inclusion

The Company’s corporate culture reflects its commitment to diversity, equity and inclusion at all levels of the Company. For example:

•As of December 31, 2021, women account for 56% of Aflac Japan employees, including part-time employees and 33% of those in leadership roles. Women also held 15% of senior management roles. Aflac Japan's goal is to further increase the percentage of women in line manager positions by 2025.

•As of December 31, 2021, 49% of Aflac U.S. and the Parent Company employees located in the U.S. were people of color and 66% were women. Women also occupied 49% of leadership roles located in the U.S. and 28% of senior management roles. In 2021, 64% of new hires located in the U.S. were people of color and 76% were women.

•Established in 2009, Aflac Heartful Services Co., Ltd. (Aflac Heartful Services), a subsidiary of Aflac Japan, promotes the hiring of employees with disabilities. Aflac Heartful Services has established a barrier-free work environment and provides, among other things, specialized training, specially-trained supervisors and development opportunities to support those with disabilities. Of Aflac Heartful Services’ 145 employees as of December 31, 2021, 116 have a disability. Aflac Heartful Services supports these employees with the assistance of advisors for long-term career support.

Item 1. Business

•Both Aflac Japan and Aflac U.S. have created diversity councils that include employees from various levels that meet regularly to discuss activities and initiatives. The councils are designed to create avenues in which employees can communicate and appreciate one another’s cultural differences.

•Women and people of color comprise approximately 64% of the Parent Company’s board of directors.

Employee Engagement and Culture

The Company strives to have an engaged employee culture by developing programs including career development support and programs emphasizing work life balance. Aflac Japan provides an annual survey to employees to assess their work styles, and in 2021 Aflac Japan conducted a more comprehensive employee survey. Aflac U.S. provides an employee engagement survey every other year to employees to gather their views on company culture and satisfaction, and works with its leadership to monitor continuous improvements and enhance the employee experience. In response to the COVID-19 global pandemic, Aflac Japan is implementing paperless initiatives in order to promote a flexible working style not limited by time or place, and Aflac U.S. announced actions taken for its employees including a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

For more information on the effects of the COVID-19 global pandemic on the Company’s human capital management, see the Executive Summary section of Item 7. MD&A.

Item 1. Business

Information about the Company's Executive Officers

NAME	PRINCIPAL OCCUPATION(1)	AGE
Daniel P. Amos	Chairman, Aflac Incorporated and Aflac, since 2001; Chief Executive Officer, Aflac Incorporated and Aflac, since 1990; President, Aflac, from 2017 until 2018; President, Aflac Incorporated, from 2018 until 2020	70

Steven K. Beaver	Senior Vice President, Chief Financial Officer, Aflac U.S., since 2019; Senior Vice President, Financial Planning and Analysis, Aflac Incorporated, from 2018 until 2019; Senior Vice President, Global Strategic Projects, Corporate Financial Planning and Analysis, Aflac Incorporated, from 2017 until 2018	57

Max K. Brodén	Executive Vice President, Chief Financial Officer, Aflac Incorporated, since 2020; Executive Vice President, Aflac since 2020; Treasurer, Aflac, since 2017; Treasurer, Aflac Incorporated from 2017 until 2021; Senior Vice President, Aflac Incorporated and Aflac, from 2017 until 2020; Senior Portfolio Manager, Norges Bank, from 2007 until 2017	43

Frederick J. Crawford	President and Chief Operating Officer, Aflac Incorporated, since 2020; Executive Vice President, Chief Financial Officer, Aflac Incorporated, from 2015 until 2020	58

J. Todd Daniels	Executive Vice President, Chief Financial Officer, Aflac Japan, since 2018; Executive Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, from 2016 until 2018	51

June Howard	Chief Accounting Officer, Aflac Incorporated and Aflac, since 2010; Senior Vice President, Financial Services, Aflac Incorporated and Aflac, since 2010	55

Eric M. Kirsch	Executive Vice President, Global Chief Investment Officer, Aflac, since 2012; President, Aflac Asset Management LLC, since 2017	61

Masatoshi Koide	President and Chief Operating Officer, Aflac Japan since 2017; Deputy President, Aflac Japan from 2016 until 2017	61

Charles D. Lake, II	President, Aflac International, since 2014; Chairman, Aflac Japan, since 2008	60

Albert A. Riggieri	Senior Vice President, Global Chief Risk Officer and Chief Actuary, Aflac Incorporated, since 2018; Senior Vice President, Corporate Actuary, Aflac, from 2016 until 2018	66

Audrey B. Tillman	Executive Vice President, General Counsel, Aflac Incorporated and Aflac, since 2014	57

Teresa L. White	President, Aflac U.S., since 2014	55
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

Investment and Markets Risk Factors

Difficult conditions in global capital markets and the economy, including those caused by COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.

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

Global capital markets experienced extreme volatility in early 2020 due to the effects of the COVID-19 global pandemic including all variants, but have since stabilized due to central bank and government intervention; there is also no certainty that conditions will not deteriorate. Initial volatility triggered dramatic declines in investment values, constrained liquidity, and significantly reduced interest rates. The Company's investment portfolio, including the creditworthiness and valuation of investment assets and availability of new investments, has been, and may continue to be, adversely affected as a result of market developments related to the COVID-19 pandemic and uncertainty regarding its ultimate severity and duration. While conditions have improved, the Company's investments remain vulnerable to extreme asset price volatility, lack of market liquidity, credit rating downgrades, payment defaults, asset restructurings, increased losses, and other risks as the world experiences an unprecedented shock to economic activity. The recovery, supply chain disruptions, rising inflation, and central bank and government efforts to control inflation through reductions in stimulus and asset purchases, and interest rate increases, could create volatility and lead to slower growth.

The Company has evaluated its holdings and identified those investments most exposed to the negative impacts of an economic downturn as a result of COVID-19, including but not limited to investments in businesses facing an immediate and severe impact such as travel and lodging, leisure, non-emergency medical, energy, and others involving large gatherings of people. These investments are experiencing and may continue to experience higher credit losses, credit rating downgrades and/or defaults and the Company has examined in each case whether a reduction in size of the holding is appropriate. In addition, volatility in oil prices could have a continued adverse impact on issuers in the energy sector. While the Company has identified assets impacted or expected to be impacted by COVID-19 and its consequences, other investments not identified to date may also be impacted. The availability of new investments in certain private market asset classes, such as middle market loans, commercial mortgages and transitional real estate, has been and may continue to be limited. While interest rates have recovered recently from their lowest points, central bank rate increases are expected in the U.S. and other countries, potentially resulting in lower valuations of fixed income investments. A prolonged period of low interest rates in other countries, particularly Japan, remains a risk that could result in new investments generating lower yields than in prior periods. The Company may need to adjust its investment strategy and/or be forced to liquidate investments to pay claims. COVID-19 has resulted in unprecedented disruption of markets and business activity globally, with continuing impact from new variants, and the Company is not able to predict the duration of such disruption or the ultimate impact of COVID-19 on the Company’s investments and hedging programs. See the risk factor below entitled, “The Company is exposed to significant interest rate risk, which may adversely affect its results of operations, financial condition and liquidity” for more information. See the “Investments” and “Results of Operations by Segment” sections of Item 7, MD&A, for more information.

As the Company holds a significant amount of fixed maturity securities issued by borrowers located in many different parts of the world, its financial results are directly influenced by global financial markets. Recent weakness in global capital markets could adversely affect the Company's financial condition, including its capital position and overall profitability.

Item 1A. Risk Factors
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

Broad economic factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, inflation, and strain with the U.S. supply chain all affect the business and economic environment and, indirectly, the amount and profitability of the Company's business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. This adverse effect could be particularly significant for companies such as Aflac that distribute supplemental, discretionary insurance products primarily through the worksite in the event that economic conditions result in a decrease in the number of new hires and total employees. Adverse changes in the economy could potentially lead the Company's customers to be less inclined to purchase supplemental insurance coverage or to decide to cancel or modify existing insurance coverage, which could adversely affect the Company's net earned premiums, results of operations and financial condition. The Company is unable to predict the course of the global financial markets or the recurrence, duration or severity of disruptions in such markets.

See the risk factor entitled "Major public health issues, including COVID-19 and any resulting economic effects could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business" for more information.

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

Item 1A. Risk Factors
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

The Company's exposure to interest rate risk relates primarily to the ability to invest future cash flows to support the interest rate assumption made at the time the Company's products were priced and the related reserving assumptions were established. Low levels of interest rates on investments experienced in Japan and the U.S. over the last decade have also reduced the level of investment income earned by the Company, and the Company's overall level of investment income will continue to be negatively impacted in a persistent low-interest-rate environment. While the Company generally seeks to maintain a diversified portfolio of fixed-income investments that reflects the cash flow and duration characteristics of the liabilities it supports, the Company may not be able to fully mitigate the interest rate risk of its assets relative to its liabilities. Prolonged periods of low interest rates also heighten the risk associated with future increases in interest rates because an increasing proportion of the Company's investment portfolio include investments that bear lower rates of return than the embedded book yield of the investment portfolio. A rise in interest rates would decrease the fair value of the Company's debt securities.

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

Conversely and concurrently, a rise in interest rates would improve the Company's ability to earn higher rates of return on future investments, as well as floating rate investments held in its investment portfolio. However, an increase in the differential of short-term U.S. and Japan interest rates would also increase the cost of hedging a portion of the U.S. dollar-denominated assets in the Aflac Japan segment into yen, which could have a material adverse effect on the Company's business, results of operations or financial condition. Further, some of the insurance products that Aflac sells in the U.S. and Japan provide cash surrender values, and a rise in interest rates could trigger significant policy surrenders, which might require the Company to sell investment assets and recognize unrealized losses. Rising interest rates also negatively impact SMR because unrealized losses on the available-for-sale investment portfolio factor into the ratio. In addition to the unrealized losses negatively impacting SMR, significant unrealized losses could impact the amount of dividends that could be paid under local regulations. For regulatory accounting purposes for Aflac Japan, there are also certain requirements for realizing impairments that could be triggered by rising interest rates, negatively impacting Aflac Japan's regulatory earnings and corresponding dividends and capital deployment.

The Company’s floating rate investments typically bear interest based on the U.S. Dollar (USD) London Interbank Offered Rate (LIBOR). The upcoming cessation of USD LIBOR as an interest rate benchmark may create uncertainty in the valuation of USD LIBOR-based loans, derivatives, and other financial contracts. The Company is unable to predict with

Item 1A. Risk Factors
certainty how the upcoming cessation of USD LIBOR may impact markets, pricing, liquidity and other factors or the Company's activities.

See the "Interest Rate Risk" subsection of Item 7A, Quantitative and Qualitative Disclosures about Market Risk for more information.

The Company's concentration of business in Japan poses risks to its operations and financial condition.

The Company's operations in Japan, including net investment gains and losses on Aflac Japan's investment portfolio, accounted for 69% of the Company's total revenues in 2021, compared with 68% in 2020 and 69% in 2019. The Japanese operations accounted for 82% of the Company's total assets at December 31, 2021, compared with 83% at December 31, 2020.

Any potential deterioration in Japan's credit quality or access to markets, the overall economy of Japan, or an increase in Japanese market volatility could adversely impact Aflac Japan's operations and its financial condition and thereby Aflac's overall financial performance. Further, because of the concentration of the Company's business in Japan and its need for long-dated yen-denominated assets, the Company has a substantial concentration of JGBs in its investment portfolio exposing the Company to credit deterioration and potential downgrades of JGBs. See the risk factor entitled “Any decrease in the Company's financial strength or debt ratings may have an adverse effect on its competitive position and access to liquidity and capital” for more information.

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

Item 1A. Risk Factors
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

Due to the size of Aflac Japan, where functional currency is the Japanese yen, fluctuations in the exchange rate between the yen and the U.S. dollar can have a significant effect on the Company's reported financial position and results of operations. Aflac Japan's premiums and a significant portion of its investment income are received in yen, and its claims and almost all expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. Certain unhedged U.S. dollar denominated assets and liabilities held by Aflac Japan are re-measured to yen with the volatility reported in earnings. Furthermore, the yen-denominated balance sheet of Aflac Japan is translated into U.S. dollars for financial reporting purposes with foreign exchange impact reflected in equity. Accordingly, fluctuations in the yen/dollar exchange rate can have a significant effect on the Company's reported financial position and results of operations. Yen weakening has the effect of suppressing current year results in relation to the prior year, while yen strengthening has the effect of magnifying current year results in relation to the prior year. In addition, the weakening of the yen relative to the U.S. dollar will generally adversely affect the value of the Company's yen-denominated investments in U.S. dollar terms. Further, unhedged U.S. dollar-denominated securities held by Aflac Japan are exposed to foreign exchange fluctuations, which impact SMR. As a result, periods of unusually volatile currency exchange rates could result in limitations on dividends available to the Parent Company.

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

Item 1A. Risk Factors
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

Where valuation and interest rates are based on USD LIBOR, the upcoming cessation of USD LIBOR as an interest rate benchmark may create uncertainty in valuation of loans, derivatives and other assets in the pricing of such assets in markets for their sale and disposition.

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

Item 1A. Risk Factors

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

Further, the Company has agreements with various Japanese financial institutions for the distribution of its insurance products. For example, at December 31, 2021, the Company had agreements with 360 banks to market Aflac's products in Japan. Sales through these banks represented 5.2% of Aflac Japan's new annualized premium sales in 2021. Any material adverse effect on these or other financial institutions could also have an adverse effect on the Company's sales.

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

Operational-Related Risk Factors

Major public health issues, including COVID-19 and any resulting economic effects could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business.

The Company continues to closely monitor developments related to COVID-19 to assess its impact on the Company's business. Due to the evolving nature of this event, including fluctuations in infection, hospitalization and death rates in the United States, Japan and other regions of the world, COVID-19 could continue to impact the Company's business, financial condition, results of operations, capital position, liquidity or prospects in a number of ways. The pandemic may cause changes to estimates of future earnings, capital deployment and other guidance the Company has provided to the markets in the "2022 Outlook" section of Item 7, MD&A.

The continuing effects of the pandemic and the effort by governmental entities, public health authorities and private entities to contain the impact of COVID-19 in the U.S. and Japan, among other factors, result in continuing uncertainty about the severity and duration of the pandemic’s effects on the U.S., Japan and global economies and on the Company's business. The extent to which the pandemic will continue to impact the Company's business, results of operations or financial condition, as well as those of its customers, agents, brokers and other distribution partners, vendors and counterparties, will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, including its variants, and the actions taken to contain or treat its and their impact.

As a result of the COVID-19 pandemic, Aflac U.S. has experienced lower sales and may in the future experience elevated lapse rates because a higher concentration of its policies in force are associated with small businesses that may be disproportionately negatively impacted by the economic uncertainty surrounding COVID-19.

Policies issued by Aflac Japan and Aflac U.S. are primarily sold and enrolled in person through face-to-face interaction. Likewise, recruiting of new agents and brokers largely occurs through in-person contact. The ability of individual agents and agencies, strategic alliance partners, brokers and other distribution partners to make sales in Japan and the U.S. and the ability to conduct agent and broker recruiting has been significantly reduced by efforts to mitigate the effects of the pandemic, including social distancing orders, requirements or guidelines issued by government or public health authorities, and adoption of social distancing techniques and remote working by employees, which may hinder sales of the Company’s products in Japan and the U.S. The Company cannot predict with certainty the continuing impact of these events on its distribution channels and financial results, but the impact to date has been more acute for Aflac U.S. due to the higher number of confirmed COVID-19 cases and deaths in the U.S. to date compared with Japan, both in absolute terms and in proportion to national populations, as well as the historically lower rate of persistency in the Aflac U.S. business. The Company also considers that most Aflac U.S. business customers, and most of the independent agents in its agency channel, are small businesses who may lack the financial resources to weather an economic downturn and may be disproportionately negatively impacted by the economic uncertainty surrounding COVID-19. These factors may continue to negatively impact sales beyond 2021. See the risk factors entitled “Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan” and “Difficult conditions in global capital markets and the economy, including those caused by COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business” for more information.

Further, the Company's operations, as well as those of its vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or the mitigation efforts outlined above. In both the U.S. and Japan, the Company has over 50% of its employees working remotely. The Company has begun to implement return to work plans for Aflac Japan and Aflac U.S. that are adaptable and based upon multiple factors including government orders, guidelines

Item 1A. Risk Factors
issued by public health authorities, the location and job responsibilities of specific Company personnel, rates of COVID-19 vaccinations, cases and deaths in various localities and other factors. The Company may nevertheless experience operational disruptions when employees return to work.

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

For more information on the effects of the COVID-19 pandemic on markets and investments, see the risk factor entitled, “Difficult conditions in global capital markets and the economy, including those caused by the COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business.”

Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan.

The Company's sales, results of operations and financial condition could be materially adversely affected if its sales networks deteriorate or if the Company does not adequately provide support, training and education for its existing network of sales associates, brokers, other distribution partners and employees. In the U.S., competition exists for sales associates and brokers with demonstrated ability. In Japan, the Company's sales results are dependent upon its relationship with sales associates and other distribution partners, including its strategic partner, Japan Post Group. Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which continued in 2021; while Japan Post Group resumed proactive sales of cancer insurance policies on April 1, 2021 and the Company anticipates a gradual improvement of cancer insurance sales through the Japan Post Group channel over the medium term, the Company can provide no assurance regarding the ultimate timing or extent of any recovery in such sales. It is uncertain what long-term effect these developments will have on the Company’s results of operations or financial condition, but any such effects could be material. See the "Aflac Japan Segment" section of Item 7. MD&A for more information.

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

Additionally, as the Japan and U.S. employment markets continue to evolve, there is risk that the Company's practices regarding attracting, developing, and retaining employees may not be fully effective. Employees may leave the Company or choose other employers over the Company due to various factors, including a competitive labor market. Although Aflac U.S. has not experienced any material labor shortage to date, during the COVID-19 pandemic, it has experienced elevated levels of workforce turnover and there has been an overall tightening of, and increased competition within, the U.S. labor market. These conditions, together with higher levels of inflation may result in increased operating expenses. A sustained labor shortage or continuing increased turnover rates within the Aflac U.S. workforce, due to labor market factors including pandemics such as COVID-19 or the state of the U.S. economy, could lead to increased costs of the day-to-day operation of the Aflac U.S. business, the inability to hire and retain employees, or the outsourcing of certain operations. Failure to successfully meet and maintain sufficient levels of employees may diminish the Company's ability to achieve its financial and compliance objectives, both of which are time consuming and personnel-intensive.

For more information on the effects of COVID, see the risk factor entitled, “Major public health issues, including COVID-19 and any resulting economic effects could have an adverse impact on the Company's financial condition and results of operations and other aspects of its business.”

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

The Company's business depends in large part on its technology systems for interacting with employers, policyholders, sales associates, and brokers, and the Company's business strategy involves providing customers with easy-to-use products to meet their needs and ensuring employees have the technology in place to support those needs. Some of the Company's information technology systems and software are older, legacy-type systems that are less efficient and require an ongoing commitment of significant resources to maintain or upgrade to current standards including adequate business continuity procedures. As such, the Company is investing in technology and other capabilities to continuously enhance its customer experience, while also seeking to increase efficiencies. The Company is also developing new and innovative products and enhancing existing products. The Company will continue to incur expenses related to, among other things, investments in digital capabilities and product innovation. Further, the Company’s long-term strategy depends on successful operational execution and its ability to execute on its transformational initiatives, combined with its ability to achieve efficiencies and attract and retain personnel. If the Company does not maintain the effectiveness of its systems and continue to develop and enhance information systems that support its business processes in a cost-efficient manner, the Company's sales, business retention, operations and reputation could be adversely affected and it could be exposed to litigation, regulatory proceedings and fines or penalties.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or privacy of sensitive data residing on such systems, could harm the Company's business.

The Company stores confidential policyholder, employee, agent, broker, and other proprietary information on its information technology systems. The Company also depends heavily on its telecommunication, information technology and other operational systems and on the integrity and timeliness of data it uses to run its businesses and service its customers. The Company’s information technology and other systems, as well as those of third party providers and participants in the Company’s distribution channels, have been and will likely continue to be subject to physical or electronic break-ins, unauthorized tampering, security breaches, social engineering, phishing, web application attacks, computer viruses or other malicious codes, or other cyber-attacks, that may result in the failure to adequately maintain the security, confidentiality, integrity, or privacy of sensitive data, including personal information relating to customers and prospective customers, or in the misappropriation of the Company's intellectual property or proprietary information. Although the Company attempts to manage its exposure to such events through the purchase of cyber liability insurance, such events are inherently unpredictable and insurance may not be sufficient to protect the Company against all losses. As a result, events such as these could adversely affect the Company's financial condition or results of operation. Although the minor data leakage issues the Company has experienced to date have not had a material effect on its business, there is no assurance that the Company's security systems or processes will prevent or mitigate future break-ins, tampering, security breaches or other cyber-attacks.

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

Item 1A. Risk Factors
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

Item 1A. Risk Factors
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

The use of third party vendors to support the Company's operations makes the Company susceptible to the operational risk of those third parties, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

The Company utilizes third-party vendors to provide certain business support services and functions, which exposes the Company to risks outside the control of the Company that may lead to business disruptions. The reliance on these third-party vendors creates a number of business risks, such as the risk that the Company may not maintain service quality, control or effective management of the outsourced business operations and that the Company cannot control the information systems, facilities or networks of such third-party vendors. Additionally, the Company is at risk of being unable to meet legal, regulatory, financial or customer obligations if the information systems, facilities or networks of a third-party vendor are disrupted, damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber-security incidents, ransomware or other impacts to vendors, including labor strikes, political unrest and terrorist attacks. Since certain third-party vendors conduct operations for the Company outside the U.S., the political and military events in foreign jurisdictions could have an adverse impact on the Company’s outsourced operations. The Company may be adversely affected by a third party vendor who operates in a poorly controlled manner or fails to deliver contracted services, which could lower revenues, increase costs, reduce profits, disrupt business, or damage the Company’s reputation.

Regulatory Risk Factors

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

In addition, it remains difficult to predict the timing and effect that future tax law changes could have on the Company's earnings both in the U.S. and in foreign jurisdictions, including in connection with the current presidential administration's continuing interest in raising revenue from the corporate sector in the U.S. Any of these factors could cause the Company to experience an effective tax rate significantly different from previous periods or the Company's current estimates. If the Company's effective tax rate were to increase, the Company's financial condition and results of operations could be adversely affected.

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

Item 1A. Risk Factors

Various state laws in the U.S. address the unauthorized access and acquisition of personal information and the use and disclosure of individually identifiable health data. HIPAA requires the Company to impose privacy and security requirements on its business associates (as such term is defined in the HIPAA regulations). Several states including California and New York, in which Aflac U.S. conducts significant portions of its business, have made changes to their privacy or cybersecurity laws or regulations in recent years. Further, the U.S. Congress and many states are considering new privacy and security requirements that would apply to the Company's business. Compliance with new privacy and security laws, requirements, and new regulations may result in cost increases due to necessary systems changes, new limitations or constraints on the Company's business models, the development of new administrative processes, and the effects of potential noncompliance by the Company's business associates. They also may impose further restrictions on the Company's collection, disclosure and use of customer identifiable data that are housed in one or more of the Company's administrative databases. Noncompliance with any privacy laws or any security breach involving the misappropriation, loss, theft or other unauthorized disclosure of sensitive or confidential customer information, whether by the Company or by one of its third parties, could have a material adverse effect on the Company's business, reputation, brand and results of operations, including: material fines and penalties; compensatory, special, punitive and statutory damages; consent orders regarding the Company's privacy and security practices; adverse actions against the Company's licenses to do business; and injunctive relief.

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

Aflac's insurance subsidiaries are subject to complex laws and regulations that are administered and enforced by a number of governmental authorities, that exercise a degree of interpretive latitude, including the FSA and Ministry of Finance (MOF) in Japan, and state insurance regulators, the SEC, the NAIC, the FIO, the U.S. Department of Justice, state attorneys general, the U.S. Commodity Futures Trading Commission, and the U.S. Treasury, including the Internal Revenue Service (IRS), in the U.S. The Company is subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal or regulatory issue may result in non-compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. Further, regulatory authorities periodically re-examine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, could have a material adverse effect on the Company's financial condition and results of operations. In addition, changes in the overall legal or regulatory environment may, even absent any particular regulator's or enforcement authority's interpretation of an issue changing, cause the Company to change its views regarding the actions it needs to take from a legal or regulatory risk management perspective. This may necessitate changes to the Company's practices that may, in some cases, limit its ability to grow or otherwise negatively impact the profitability of the Company's business.

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

The Company's future success will depend, in part, on its ability to keep pace with rapid technological changes and to use technology to satisfy and grow customer demand for the Company's products and services and to create additional efficiencies in its operations. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. A failure to meet evolving customer demands through innovative product development, effective distribution channels, and continuous investment in the Company's technology could adversely affect the Company's operating results. Further, the evolving fragmentation of media and marketing channels that has developed over recent years could weaken the impact of the Company’s advertising efforts over time. As a result, the Company's ability to effectively compete to retain or acquire new business may be impaired, and its business, financial condition or results of operations may be adversely affected.

Catastrophic events, including as a result of climate change, could adversely affect the Company's financial condition and results of operations as well as the availability of the Company’s infrastructure and systems.

The Company's insurance operations are exposed to the risk of catastrophic events including, but not necessarily limited to, epidemics, pandemics, tornadoes, hurricanes, earthquakes, tsunamis, war or other military action, and terrorism or other acts of violence. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in the Company's financial results for any fiscal quarter or year and could materially reduce its profitability or harm the Company's financial condition, as well as affect its ability to write new business. In addition, such events may lead to periods of voluntary or required premium grace periods, which may lead to volatility in lapse rates and related premiums. Additionally, the Company's business operations may be adversely affected by such catastrophic events to the extent they disrupt the Company's physical infrastructure, human resources or systems that support its businesses and customers. Although the Company has a global crisis management framework to minimize the business disruption from a catastrophic event, such framework may not be effective to avoid an adverse impact to the Company from such an event.

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

The Company has made significant investments in the Aflac brand over a long period of time. Because insurance products are intangible, the Company's ability to compete for and maintain policyholders relies to a large extent on consumer trust in the Company's business, including its alliance partners, sales associates and other distribution partners. The perception of unfavorable business practices or financial weakness with respect to the Company, its alliance partners, sales associates or other distribution partners could create doubt regarding the Company's ability to honor the commitments it has made to its policyholders. Such perceptions could also negatively impact the Company’s ability to attract and retain qualified sales associates, brokers and other distribution partners, including its alliance partners in Japan, and could have a material adverse effect on the Company's sales, results of operations and financial condition. These effects could also result from a perception of a lack of commitment to sustainability efforts and attention to societal impacts, unfavorable positions on items of public policy, or from failure to make progress toward our sustainability goals. Maintaining the Company's stature as a trustworthy insurer and responsible corporate citizen, which helps support the strength of the

Item 1A. Risk Factors
Company's brand, is critical to the Company's reputation and the failure or perceived failure to do so could adversely affect the Company's brand value, financial condition and results of operations.

The Company depends heavily on key management personnel, and the loss of services of one or more of its key executives could harm the Company's business.

The Company’s success depends to a significant extent on the efforts and abilities of its key management personnel. The loss of the services of one or more of the Company's senior executives could significantly undermine its management expertise, and the Company's business could be adversely affected.

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

Item 1B. Unresolved Staff Comments
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

In Tokyo, Japan, the Company has two primary campuses. The first campus includes a building, owned by the Company, for the customer call center, the claims department, the information technology departments, and training facility. This campus also includes a leased property, which houses Aflac Japan's policy administration and customer service departments. The second campus comprises leased office space, which serves as Aflac Japan's headquarters and houses administrative and investment support functions. The Company also leases additional office space in Tokyo, along with regional offices located throughout the country.
In the U.S., the Company owns land and buildings that comprise two primary campuses located in Columbus, Georgia. These campuses include buildings that serve as the Company's worldwide headquarters and house administrative support and information technology functions for U.S. operations. The Company leases office space in Columbia, South Carolina, which houses the Company's CAIC subsidiary (branded as Aflac Group Insurance), in New York, New York, which houses the Company's Global Investment division, and in Tampa, Florida, which houses the Company's Argus subsidiary. The Company also leases administrative office space throughout the U.S., Puerto Rico and the United Kingdom.
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

Holders

As of February 16, 2022, there were 85,313 holders of record of the Company's common stock.

Dividends

For a summary of dividends paid to shareholders in 2021 and 2020 and potential restrictions on the Company's ability to pay future dividends, see the Liquidity and Capital Resources section of Item 7. MD&A.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Performance Graph
The following graph compares the five-year performance of the Company's common stock to the Standard & Poor's 500 Index (S&P 500) and the Standard & Poor's Life and Health Insurance Index (S&P Life and Health). The Standard & Poor's Life and Health Insurance Index includes: Aflac Incorporated, Globe Life Inc., Lincoln National Corporation, MetLife Inc., Principal Financial Group Inc. and Prudential Financial Inc.

Performance Graphic Index
December 31,

	2016	2017	2018	2019	2020	2021
Aflac Incorporated	100.00	129.00	137.01	162.43	140.38	188.89
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Life & Health Insurance	100.00	116.43	92.24	113.63	102.86	140.59
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the year ended December 31, 2021, the Company repurchased shares of Aflac common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	2,850,664		$45.60	2,850,664	96,304,954
February 1 - February 28	5,034,979		47.30	4,661,812	91,643,142
March 1 - March 31	5,932,047		50.55	5,927,500	85,715,642
April 1 - April 30	2,266,200		52.73	2,266,200	83,449,442
May 1 - May 31	2,855,900		55.81	2,855,900	80,593,542
June 1 - June 30	4,055,001		54.61	4,052,204	76,541,338
July 1 - July 31	2,436,400		53.51	2,436,400	74,104,938
August 1 - August 31	3,706,404		56.51	3,675,122	70,429,816
September 1 - September 30	3,467,904		54.09	3,460,300	66,969,516
October 1 - October 31	2,509,800		54.89	2,509,800	64,459,716
November 1 - November 30	3,921,723		55.94	3,920,699	60,539,017
December 1 - December 31	4,727,392		56.93	4,710,000	55,829,017
Total	43,764,414	(1)	$53.06	43,326,601	55,829,017
(1)During the year ended December 31, 2021, 437,813 shares were purchased in connection with income tax withholding obligations related to the vesting of restricted-share-based awards during the period.

ITEM 6.     [RESERVED]

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

The Company elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data. Readers should refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 23, 2021, for reference to discussion of the year ended December 31, 2019, the earliest of the three years presented. Amounts reported in this MD&A may not foot due to rounding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY

COVID-19

The impact of the COVID-19 global pandemic on the Company continues to evolve. Both Aflac Japan and Aflac U.S. have taken measures to address employee health and safety and increase employees’ ability to develop and maintain more flexible working conditions, with return to office undertaken as warranted by local conditions, and operations have remained stable throughout 2021. The Company continues to monitor its investment portfolios to adjust to market conditions, including the continuing recovery, changes in monetary policy and inflation. Both Aflac Japan and Aflac U.S. have accelerated investments in digital initiatives to improve productivity, efficiency and customer service over the long term.

In 2021, sales for Aflac Japan in yen terms increased 7.7%, compared to 2020, reflecting the launch of a new medical product in January 2021 and a new nursing care product in September 2021, and favorable comparisons due to pandemic conditions in 2020. In 2021, sales for Aflac U.S. increased 16.9%, compared to 2020, reflecting increased sales activity as a result of the ongoing economic reopening in the U.S. and favorable comparisons due to pandemic conditions in 2020.

Pandemic-related claims and associated reserve increases in both Japan and the U.S. did not materially impact financial results in 2021 and were more than offset by a reduction in claims related to non-COVID-19 medical needs. The pandemic’s impact on economic conditions contributed to sales declines in 2020 and headwinds to sales in 2021, pressuring premium growth rates, which have been partially offset by lower lapse rates in the U.S. The Company has not experienced material realized losses or impairments and credit losses associated with the pandemic. The Company continues to monitor the effects and risks of COVID-19, including its variants (both known and emerging), to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position. Those impacts may cause changes to estimates of future earnings, capital deployment, regulatory capital position, segment dividend payout ratios and other measures the Company provides in this MD&A.

The Company’s efforts and other developments are outlined below.

•Investment Portfolio

The Company's investment portfolio was well-positioned entering the crisis, and the Company continues to follow its strategy of investing primarily in fixed maturity securities to generate a reliable stream of income. Fundamental credit analysis and actively managing the risk profile of the portfolio contributed to the current quality of the Company’s investments. Economic and market conditions have continued to improve since the onset of the pandemic. The continued path of the recovery remains uncertain given the potential longer term impacts of the pandemic. This includes structural changes in employment patterns which are impacting multiple sectors of the economy and contributing to disruptions in the global supply chain, triggering price increases across several areas of the broader economy. Supply shortages, upward pressure on wages to attract employees and higher commodity prices have all driven near-term increases in inflation. It remains unclear whether the current elevated levels of inflation are transitory or more lasting, making the ultimate impact on the global economy and markets uncertain, with resulting uncertainty as to the impact on the Company's investments.

•Aflac Japan initiatives

As of December 31, 2021, Aflac Japan had over 50% of its workforce working remotely. Aflac Japan continues to evaluate return to the office measures; however, throughout the pandemic, Aflac Japan has evaluated its operational capabilities and anticipates that the remote configuration could remain for an indefinite period of time without materially impacting operations.

Aflac Japan remains focused on generating new business from existing and prospective customers through direct mail and digital methods. Aflac Japan has also accelerated investments in digital and paperless initiatives designed to increase long term productivity, efficiency, customer service and business continuity.

•Aflac U.S. and Corporate and Other initiatives

As of December 31, 2021, over 50% of U.S. employees were working remotely. The Company's return to worksite for U.S. based employees is expected to be a phased approach that begins in the first quarter of 2022, subject to factors including vaccination rates, the return schedule of school systems and the availability of child care, the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
number of COVID–19 cases and the COVID–19 replication rate, and the emergence of new variants and hospital capacity in areas of the U.S. where the Company has significant operations. For those employees who are working in one of the Company's worksites, safety protocols have been put in place that align with or exceed those recommended by the Centers for Disease Control and Prevention (CDC). After the return to worksite, the Parent Company and Aflac U.S. expect to adopt a workforce model comprised of a mix of full time office employees, full time remote employees, and employees who will split their time between office and remote work.

The Parent Company and Aflac U.S. also continue to maintain several actions taken for its employees. These include a commitment to cover the costs of COVID-19 testing and extended paid leave in certain circumstances.

Aflac U.S. policy sales, enrollment and agent recruiting functions are highly dependent upon face-to-face interaction between independent agents and brokers with prospective and new customers and agents. Throughout the pandemic, opportunities for such interaction have been significantly reduced by reactions to the pandemic, such as social distancing, shelter in place orders and work from home initiatives. Notwithstanding the general improvement of economic conditions to date, the impact of pandemic conditions on Aflac U.S. sales remains subject to uncertainty as the effects of varying levels of vaccination and the emergence of COVID-19 variants continue to develop. Aflac U.S. has accelerated investments in digital initiatives designed to improve long term productivity, efficiency and customer service. Further, Aflac U.S. is in its third year of the build-out of its business in the Consumer Markets channel for the digital direct-to-consumer sale of insurance and sales made through that platform have continued to grow.

•Major government initiatives

Government authorities in Japan and the U.S. have implemented several initiatives in response to the COVID-19 pandemic, including actions designed to mitigate the adverse health effects of the virus and those designed to provide broad-based relief and economic support to all aspects of the economy.

The FSA has requested that financial service providers in Japan respond appropriately while continuing their essential operations. This request includes insurance companies, which have been asked to continue essential operations such as benefits and claims payment, including policyholder loans. The FSA has also requested insurance companies to consider flexible interpretation and application of insurance policy provisions and measures required for products from the standpoint of protecting policyholders. In accordance with the FSA’s request, Aflac Japan implemented a measure to pay accidental death benefits and accidental serious disability benefits under its accidental death benefit rider in cases of death or specified serious disabilities from COVID-19.

Throughout the pandemic, Aflac Japan has also followed the guidance of the FSA in terms of treating customers with care, ensuring ease and timeliness of claims payments and extended coverage for temporary medical facilities and telemedicine in certain circumstances, and waiver of interest on certain policyholder loans. In mid-2021, in response to the state of emergency declaration issued by the Government of Japan in July 2021 and August 2021, the grace period on certain premium payments was extended to January 31, 2022 and February 28, 2022, respectively.

Throughout the pandemic, Aflac U.S. has taken steps to comply with COVID-19-related directives issued by state regulatory authorities, including those requiring or requesting premium grace periods. As of December 31, 2021, premium grace periods remained in effect in two states and Puerto Rico. Aflac U.S. continues to work with policyholders in these states upon notification of COVID-19-related impacts. Aflac U.S. experienced some increase in policy lapses in 2021 in certain states where premium grace periods expired. As the few remaining premium grace periods expire, Aflac U.S. expects an increase in lapse rates, and a decrease in corresponding persistency rates.

Performance Highlights

For the full year of 2021, total revenues were down .2% to $22.1 billion, compared with $22.1 billion for the full year of 2020. Net earnings were $4.3 billion, or $6.39 per diluted share, compared with $4.8 billion, or $6.67 per diluted share, for the full year of 2020. Net earnings in 2020 reflect a $1.4 billion benefit primarily from the release of valuation allowances on deferred foreign tax credits, which were allowed due to U.S. tax regulations released in September 2020.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results for 2021 included pretax net investment gains of $468 million, compared with net investment losses of $270 million in 2020. Net investment gains in 2021 included a decrease in credit loss allowances of $27 million; $264 million of net gains from certain derivative and foreign currency gains or losses; $164 million of net gains on equity securities; and $13 million of net gains from sales and redemptions.

The average yen/dollar exchange rate(1) in 2021 was 109.79, or 2.7% weaker than the rate of 106.86 in 2020.

Adjusted earnings(2) for the full year of 2021 were $4.0 billion, or $5.94 per diluted share, compared with $3.6 billion, or $4.96 per diluted share, in 2020. The weaker yen/dollar exchange rate impacted adjusted earnings per diluted share by $.06.

Total investments and cash at December 31, 2021 were $143.0 billion, compared with $149.8 billion at December 31, 2020. In 2021, Aflac Incorporated repurchased $2.3 billion, or 43.3 million of its common shares. At December 31, 2021, the Company had 55.8 million remaining shares authorized for repurchase.

Shareholders’ equity was $33.3 billion, or $50.99 per share, at December 31, 2021, compared with $33.6 billion, or $48.46 per share, at December 31, 2020. Shareholders’ equity at December 31, 2021 included a net unrealized gain on investment securities and derivatives of $9.6 billion, compared with a net unrealized gain of $10.3 billion at December 31, 2020. Shareholders’ equity at December 31, 2021 also included an unrealized foreign currency translation loss of $2.0 billion, compared with an unrealized foreign currency translation loss of $1.1 billion at December 31, 2020. The annualized return on average shareholders’ equity in 2021 was 12.9%.

Shareholders’ equity excluding accumulated other comprehensive income (AOCI) (adjusted book value)(2) was $25.9 billion, or $39.65 per share at December 31, 2021, compared with $24.6 billion, or $35.56 per share, at December 31, 2020. The annualized adjusted return on equity excluding foreign currency impact(2) in 2021 was 16.1%.

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

Financial and Economic Environment

The Company’s business and results of operations are materially affected by conditions in the global capital markets and the economy generally. Stressed conditions, volatility and disruptions in global capital markets, particular markets, or financial asset classes can have an adverse effect on the Company, in part because the Company has a large investment portfolio and its insurance liabilities and derivatives are sensitive to changing market factors. See Item 1A. Risk Factors for the risk factor entitled, "Difficult conditions in global capital markets and the economy, including those caused by COVID-19, could have a material adverse effect on the Company's investments, capital position, revenue, profitability, and liquidity and harm the Company's business."

Demographics

Aflac Japan Segment

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

Aflac U.S. Segment

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

2022 OUTLOOK

The Company’s strategy to drive long-term shareholder value is to pursue growth through product development, distribution expansion and digital advancements to improve the customer experience.

The Company's objectives in 2022 are to navigate the COVID-19 pandemic while maintaining strong pre-tax margins in its Aflac Japan and Aflac U.S. segments, continuing to invest in digital technology, and integrating and building upon recent acquisitions. The Company believes that its strategy of positioning itself for future growth and efficiency while defending and leveraging its market-leading position, powerful brand recognition and diverse distribution in Japan and the U.S. will provide support toward these objectives.

The Company announced a 21.2% increase in the first quarter 2022 dividend compared to the prior quarter, and it intends to maintain strong capital ratios in Aflac Japan and Aflac U.S. in support of its commitment to shareholder dividends while remaining tactical in its deployment of capital in the form of share repurchases and opportunistic investments. The Company intends to maintain a minimum SMR of 500% for Aflac Japan and a target minimum RBC of approximately 400% for Aflac, consistent with the Company's risk management practices.

Aflac Japan Segment
For Aflac Japan, the Company anticipates that the shift in premiums over the last five years from first sector savings products to third sector cancer and medical products and first sector protection products, will continue to result in moderately lower benefit ratios in the Aflac Japan segment. The Company expects that benefit and expense ratios will continue to experience some level of revenue pressure due to the impact of paid up policies and reduced sales during the COVID-19 pandemic. For the 2022 through 2023 period, the Company expects a decline in Aflac Japan revenue in the range of 3.0% to 4.0% on a compound annual growth rate basis, with a benefit ratio in the range of 67.0% to 69.0% and an expense ratio in the range of 20.5% to 22.5%. The Company expects Aflac Japan to continue to operate with an expense ratio toward the upper end of the range in 2022.

Aflac U.S. Segment
For Aflac U.S., the Company expects benefit ratios to normalize in 2022 and for expense ratios to remain elevated in light of investments into U.S. platforms, while revenues that have faced pressure due to the impact of the global pandemic are anticipated to return to growth in the near term. For the 2022 through 2023 period, the Company expects Aflac U.S. revenue growth of 1.0% to 4.0% on a compound annual growth rate basis, with a benefit ratio in the range of 48.0% to 52.0% and an expense ratio in the range of 38.0% to 41.0%.

Corporate and other
The Company expects Corporate and other results to reflect stable net investment income in 2022 compared to 2021, assuming that U.S. interest rates remain stable.

For important disclosures applicable to statements made in this 2022 Outlook, please see the Risk Factors section and the statement on Forward-Looking Information at the beginning of Item 1. Business, the Risk Factors identified in Item 1A. and Item 7. Management Discussion and Analysis.

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

•Amortized hedge costs/income represent costs/income incurred or recognized as a result of using foreign currency derivatives to hedge certain foreign exchange risks in the Company's Japan segment or in Corporate and other. These amortized hedge costs/ income are estimated at the inception of the derivatives based on the specific terms of each contract and are recognized on a straight-line basis over the term of the hedge. The

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Company believes that amortized hedge costs/income measure the periodic currency risk management costs/income related to hedging certain foreign currency exchange risks and are an important component of net investment income. There is no comparable U.S. GAAP financial measure for amortized hedge costs/ income.

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

The following table is a reconciliation of items impacting adjusted earnings and adjusted earnings per diluted share to the most directly comparable U.S. GAAP financial measures of net earnings and net earnings per diluted share, respectively, for the years ended December 31.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Reconciliation of Net Earnings to Adjusted Earnings

	In Millions		Per Diluted Share
	2021	2020	2021	2020
Net earnings	$4,325	$4,778	$6.39	$6.67
Items impacting net earnings:
Adjusted net investment (gains) losses (1)	(462)	229	(.68)	.32
Other and non-recurring (income) loss	73	28	.11	.04
Income tax (benefit) expense on items excluded from adjusted earnings	83	(72)	.12	(.10)
Tax valuation allowance release (2)	0	(1,411)	.00	(1.97)
Adjusted earnings	4,019	3,552	5.94	4.96
Current period foreign currency impact (3)	38	N/A	.06	N/A
Adjusted earnings excluding current period foreign currency impact	$4,057	$3,552	$6.00	$4.96
(1) See reconciliation of net investment (gains) losses to adjusted net investment (gains) losses below.
(2) One-time tax benefit recognized in 2020 representing the release of valuation allowances on deferred foreign tax credits due to new tax regulations.
(3) Prior period foreign currency impact reflected as “N/A” to isolate change for current period only.

Reconciling Items

Net Investment Gains and Losses

Reconciliation of Net Investment (Gains) Losses to Adjusted Net Investment (Gains) Losses

(In millions)	2021	2020
Net investment (gains) losses	$(468)	$270
Items impacting net investment (gains) losses:
Amortized hedge costs	(76)	(206)
Amortized hedge income	57	97
Net interest cash flows from derivatives associated with certain investment strategies	(30)	12
Interest rate component of the change in fair value of foreign currency swaps on notes payable	55	56
Adjusted net investment (gains) losses	$(462)	$229

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

Other items excluded from adjusted earnings included integration costs related to the Company's acquisition of Zurich North America's U.S. Corporate Life and Pensions business; these costs primarily consist of expenditures for legal, accounting, consulting, integration of systems and processes and other similar services. These integration costs amounted to $26 million and $13 million for the years ended December 31, 2021 and 2020, respectively.

The Company considers the costs associated with the early redemption of its debt to be unrelated to the underlying fundamentals and trends in its insurance operations. Additionally, these costs are driven by changes in interest rates subsequent to the issuance of the debt, and the Company considers these interest rate changes to represent economic conditions not directly associated with its insurance operations. In May 2021, the Parent Company used a portion of the net proceeds from its April 2021 issuance of various series of senior notes to redeem $700 million of its 3.625% senior notes due June 2023. The pretax expense due to the early redemption of these notes was $48 million. In January 2020, the Parent Company used the net proceeds from senior notes issued in December 2019 to redeem $350 million of its 4.00% senior notes due February 2022. The pretax expense due to the early redemption of these notes was $15 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Income Taxes

The Company's combined U.S. and Japanese effective income tax rate on pretax earnings was 18.7% in 2021 and (14.9)% in 2020. In 2021, the combined effective tax rate differs from the U.S. statutory rate primarily due to new tax regulations released in the third quarter of 2020 and historic and solar tax credits. In 2020, the combined effective tax rate differs from the U.S. statutory rate primarily due to the release of certain valuation allowances established on the Company's deferred foreign tax credit benefits. The release of these valuation allowances was a result of the issuance of Final and Proposed Regulations by the U.S. Treasury and Internal Revenue Service in September 2020, and resulted in a one-time income tax benefit of $1.4 billion in the third quarter of 2020. Total income taxes were $1.0 billion in 2021 and $(.6) billion in 2020. Japanese income taxes on Aflac Japan's results account for most of the Company's consolidated income tax expense.

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

Foreign Currency Translation

Aflac Japan’s premiums and a significant portion of its investment income are received in yen, and its claims and most expenses are paid in yen. Aflac Japan purchases yen-denominated assets and U.S. dollar-denominated assets, which may be hedged to yen, to support yen-denominated policy liabilities. Yen-denominated income statement accounts are translated to U.S. dollars using the weighted average Japanese yen/U.S. dollar foreign exchange rate for the reporting period, except realized gains and losses on securities transactions which are translated at the exchange rate on the trade date of each transaction. Yen-denominated balance sheet accounts are translated to U.S. dollars using the spot Japanese yen/U.S. dollar foreign exchange rate at the end of the reporting period.
RESULTS OF OPERATIONS BY SEGMENT
U.S. GAAP financial reporting requires that a company report financial and descriptive information about operating segments in its annual and interim period financial statements. Furthermore, the Company is required to report a measure of segment profit or loss, certain revenue and expense items, and segment assets. The Company's insurance business consists of two segments: Aflac Japan and Aflac U.S. Aflac Japan is the principal contributor to consolidated earnings. In addition, the Parent Company, other business units that are not individually reportable, and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other. See the Item 1. Business section of this Form 10-K for a summary of each segment's products and distribution channels.

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

•Operating Ratios
•New Annualized Premium Sales
•New Money Yield
•Return on Average Invested Assets
•Average Weekly Producer

For additional information on the Company’s performance measures included in this MD&A, see the Glossary of Selected Terms found directly following Part IV. See Note 2 of the Notes to the Consolidated Financial Statements for the reconciliation of segment results to the Company's consolidated U.S. GAAP results and additional information.

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
Aflac Japan Summary of Operating Results

(In millions)	2021	2020
Net earned premiums	$11,853	$12,670
Net investment income: (1)
Yen-denominated investment income	1,262	1,296
U.S. dollar-denominated investment income	1,845	1,569
Net investment income	3,107	2,865
Amortized hedge costs related to certain foreign currency exposure management strategies	76	206
Adjusted net investment income	3,031	2,659
Other income (loss)	41	42
Total adjusted revenues	14,925	15,371
Benefits and claims, net	7,963	8,851
Adjusted expenses:
Amortization of deferred policy acquisition costs	653	644
Insurance commissions	706	740
Insurance and other expenses	1,849	1,873
Total adjusted expenses	3,208	3,257
Total benefits and adjusted expenses	11,171	12,108
Pretax adjusted earnings	$3,754	$3,263
Weighted-average yen/dollar exchange rate	109.79	106.86

	In Dollars		In Yen
Percentage change over previous period:	2021	2020	2021	2020
Net earned premiums	(6.4)%	(.8)%	(3.9)%	(2.8)%
Adjusted net investment income	14.0	6.5	17.6	4.4
Total adjusted revenues	(2.9)	.4	(.2)	(1.7)
Pretax adjusted earnings	15.0	.1	18.5	(2.0)
(1) Net interest cash flows from derivatives associated with certain investment strategies of $(33) and $9 in 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.
In yen terms, Aflac Japan's net earned premiums decreased in 2021, primarily due to constrained sales during the COVID-19 pandemic and an anticipated decrease in first sector and third sector premiums as policies reached premium paid-up status. Adjusted net investment income increased in 2021 primarily due to higher alternative and floating rate income and lower hedge costs.

Annualized premiums in force at December 31, 2021, were ¥1.36 trillion, compared with ¥1.43 trillion in 2020. The decrease in annualized premiums in force in yen of 4.7% in 2021 and 4.2% in 2020 was driven primarily by limited-pay products reaching paid up status and lower sales during the COVID-19 pandemic. Annualized premiums in force, translated into dollars at respective year-end exchange rates, were $11.8 billion in 2021 and $13.8 billion in 2020.

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
Aflac Japan Percentage Changes Over Prior Year
(Yen Operating Results)
For the Years Ended December 31,

	Including Foreign Currency Changes		Excluding Foreign Currency Changes
	2021	2020	2021	2020
Adjusted net investment income	17.6%	4.4%	15.6%	5.7%
Total adjusted revenues	(.2)	(1.7)	(.5)	(1.5)
Pretax adjusted earnings	18.5	(2.0)	16.9	(1.0)

The following table presents a summary of operating ratios in yen terms for Aflac Japan for the years ended December 31.

Ratios to total adjusted revenues:	2021	2020
Benefits and claims, net	53.3%	57.6%
Adjusted expenses:
Amortization of deferred policy acquisition costs	4.4	4.2
Insurance commissions	4.7	4.8
Insurance and other expenses	12.4	12.2
Total adjusted expenses	21.5	21.2
Pretax adjusted earnings	25.2	21.2
Ratios to total premiums:
Benefits and claims, net	67.2%	69.9%
Adjusted expenses:
Amortization of deferred policy acquisition costs	5.5	5.1

In 2021, the benefit ratio to total premiums decreased, compared to the prior year, primarily due to favorable third sector claims experience, higher surrenders in Aflac Japan's third sector business, and the continued change in mix of first and third sector business. In 2021, the adjusted expense ratio increased slightly mainly due to an increase in personnel expenses and an increase in advertising expenses related to promotion of new medical and care products. In total for 2021, the pretax adjusted profit margin increased primarily due to lower benefit ratios.

Aflac Japan Sales

The following table presents Aflac Japan's new annualized premium sales for the years ended December 31.

	In Dollars		In Yen
(In millions of dollars and billions of yen)	2021	2020	2021	2020
New annualized premium sales	$499	$477	¥54.8	¥50.9
Increase (decrease) over prior period	4.6%	(34.8)%	7.7%	(36.2)%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table details the contributions to Aflac Japan's new annualized premium sales by major insurance product for the years ended December 31.

	2021	2020
Cancer	49.2%	56.6%
Medical	37.2	31.2
Income support	.5	1.0
Ordinary life:
WAYS	.8	.7
Child endowment	.3	.4
Other ordinary life (1)	9.0	9.5
Other	3.0	.6
Total	100.0%	100.0%
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

Sales of protection-type first sector and third sector products on a yen basis increased 7.8% in 2021, compared with 2020. The increase reflected the introduction of new products in the first and third quarters of 2021. Nevertheless, during 2021 Aflac Japan continued to face various degrees of COVID-19 related restrictions in Japan that served to limit face-to-face sales opportunities.

Sales of Aflac Japan cancer products in the Japan Post Group channel experienced a material decline beginning in August 2019 which continued in 2021. Japan Post Group resumed proactive sales of cancer insurance policies on April 1, 2021 and Aflac Japan continues to strengthen the strategic alliance. In April 2022, approximately 10,000 employees of Japan Post Co. are expected to be transferred to Japan Post Insurance. Japan Post Group has informed Aflac Japan that these employees' responsibilities will include sales of Japan Post Insurance products and Aflac Japan products to the exclusion of other financial products. The Company expects continued collaboration to further position both companies for long-term growth and a gradual improvement of Japan Post Group cancer insurance sales in the intermediate term. For example, during 2021 Aflac Japan has observed an increase in the number of proposals to potential customers in the Japan Post Group channel, and the Japan Post Group is expected to conduct a nationwide campaign to improve certain sales process practices. For additional information, see the risk factor entitled "Sales of the Company's products and services are dependent on its ability to attract, retain and support a network of qualified sales associates, brokers and employees in the U.S. and sales associates and other distribution partners in Japan," in Part I, Item 1A. Risk Factors.

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

The following table details the contributions to Aflac Japan's new annualized premium sales by agency type for the years ended December 31.

	2021	2020
Independent corporate and individual	51.1%	52.3%
Affiliated corporate (1)	43.7	42.6
Bank	5.2	5.1
Total	100.0%	100.0%
(1) Includes Japan Post

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2021, Aflac Japan recruited 62 new sales agencies. At December 31, 2021, Aflac Japan was represented by more than 8,000 sales agencies, with approximately 112,000 licensed sales associates employed by those agencies. The number of sales agencies has declined in recent years due to Aflac Japan's focus on supporting agencies with strong management frameworks, high productivity and more producing agents.

At December 31, 2021, Aflac Japan had agreements to sell its products at 360 banks, approximately 90% of the total number of banks in Japan.

Strategic Alliance with Japan Post Holdings

As previously reported, on December 19, 2018, the Parent Company and Aflac Japan entered into a Basic Agreement with Japan Post Holdings Co., Ltd., a Japanese corporation (Japan Post Holdings). Pursuant to the terms of the Basic Agreement, among other items, Japan Post Holdings and Aflac Japan agreed to reconfirm existing initiatives regarding cancer insurance and to consider new joint initiatives, including leveraging digital technology in various processes and cooperation in new product development to promote customer-centric business management. In June 2021, the Parent Company, Aflac Japan and Japan Post Group agreed to pursue several specific initiatives toward building a "'Co-creation Platform' to support customers and local communities," consistent with Japan Post Group's medium-term management plan announced in May 2021. The initiatives are directed at, among other items, the promotion of Aflac Japan cancer insurance, digital transformation within the Japan Post Group, and certain diversity efforts.

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

On May 1, 2020, the Parent Company filed a registration statement on Form S-3 that registered the sale of its common stock from time to time by J&A Alliance Holdings Corporation in its capacity as trustee of the Trust. The filing was made strictly pursuant to a contractual requirement contained in the Shareholders Agreement. Notwithstanding the filing of the Form S-3, the Trust continues to be subject to a lockup period for a period expiring four years after the Trust acquired 7% of the Parent Company's outstanding shares. After expiration of such period, the Trust has agreed not to own more than the greater of 10% of the Parent Company’s outstanding shares or such shares representing 22.5% of the voting rights in the Parent Company.

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

The foregoing is subject to and qualified in its entirety by reference to the full text of the Basic Agreement, a copy of which is attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2018, and the Shareholders Agreement, a copy of which is attached as Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed April 26, 2019, the terms of which exhibits are incorporated herein by reference.

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

The following table details the investment purchases for Aflac Japan for the years ended December 31.

(In millions)	2021	2020
Yen-denominated:
Fixed maturity securities:
Japan government and agencies	$1,208	$736
Private placements	695	574
Other fixed maturity securities	171	385
Equity securities	216	276
Other Investments	10	0
Total yen-denominated	$2,300	$1,971

U.S. dollar-denominated:
Fixed maturity securities:
Other fixed maturity securities	$1,963	$1,393
Infrastructure debt	52	101
Collateralized loan obligations	216	300
Equity securities	8	0
Commercial mortgage and other loans:
Transitional real estate loans	1,768	688
Commercial mortgage loans	31	12
Middle market loans	2,428	2,215
Other investments	404	279
Total dollar-denominated	$6,870	$4,988
Total Aflac Japan purchases	$9,170	$6,959

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

The following table presents the results of Aflac Japan's investment yields for the years ended and as of December 31.

	2021	2020
Total purchases for the period (in millions) (1)	$8,756	$6,680
New money yield (1),(2)	3.50%	3.75%
Return on average invested assets (3)	2.72	2.38
Portfolio book yield, including U.S. dollar-denominated investments, end of period (1)	2.60%	2.59%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses, external management fees, and amortized hedge costs
(3) Net of investment expenses and amortized hedge costs, year-to-date number reflected on a quarterly average basis

The decrease in the Aflac Japan new money yield in 2021 was primarily due to lower yields on floating rate asset classes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
See Notes 3, 4 and 5 of the Notes to the Consolidated Financial Statements and the Investments and Hedging Activities sections of this MD&A for additional information on the Company's investments and hedging strategies.

AFLAC U.S. SEGMENT

Aflac U.S. Pretax Adjusted Earnings

Changes in Aflac U.S. pretax adjusted earnings and profit margins are primarily affected by morbidity, mortality, expenses, persistency and investment yields. The following table presents a summary of operating results for Aflac U.S. for the years ended December 31.
Aflac U.S. Summary of Operating Results

(In millions)	2021	2020
Net earned premiums	$5,614	$5,758
Adjusted net investment income (1)	754	705
Other income	121	102
Total adjusted revenues	6,489	6,565
Benefits and claims	2,447	2,765
Adjusted expenses:
Amortization of deferred policy acquisition costs	517	570
Insurance commissions	550	576
Insurance and other expenses	1,498	1,386
Total adjusted expenses	2,564	2,532
Total benefits and adjusted expenses	5,011	5,297
Pretax adjusted earnings	$1,478	$1,268
Percentage change over previous period:
Net earned premiums	(2.5)%	(.9)%
Adjusted net investment income	7.0	(2.1)
Total adjusted revenues	(1.2)	.2
Pretax adjusted earnings	16.6	(.3)
(1) Net interest cash flows from derivatives associated with certain investment strategies of $2 and $3 in 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income.

In 2021, Aflac U.S. net earned premiums decreased, primarily due to constrained sales as a result of the COVID-19 pandemic. Total adjusted revenues decreased in 2021, mainly due to the decline in net earned premiums from reduced sales activity, partially offset by the increase in adjusted net investment income from higher variable net investment income. The increase in pretax adjusted earnings was primarily driven by the lower-than-expected benefit ratios due to lower incurred claims related to pandemic conditions.

Annualized premiums in force decreased 1.6% in 2021 and decreased 3.2% in 2020. Annualized premiums in force at December 31 were $6.0 billion in 2021, compared with $6.1 billion in 2020.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a summary of operating ratios for Aflac U.S. for the years ended December 31.

Ratios to total adjusted revenues:	2021	2020
Benefits and claims	37.7%	42.1%
Adjusted expenses:
Amortization of deferred policy acquisition costs	8.0	8.7
Insurance commissions	8.5	8.8
Insurance and other expenses	23.1	21.1
Total adjusted expenses	39.5	38.6
Pretax adjusted earnings	22.8	19.3
Ratios to total premiums:
Benefits and claims	43.6	48.0
Adjusted expenses:
Amortization of deferred policy acquisition costs	9.2	9.9

The benefit ratio to total premiums decreased in 2021, compared with 2020, reflecting reduced estimates of both COVID-19-related and non-COVID-19-related incurred claims since the advent of the pandemic. The adjusted expense ratio increased in 2021, compared with 2020, primarily due to planned spending on buy-to-build investments, offset slightly by lower deferred policy acquisition cost (DAC) amortization related to elevated persistency. The pretax adjusted profit margin increased in 2021 when compared with 2020, primarily due to lower benefit ratios.

Aflac U.S. Sales

The following table presents Aflac's U.S. new annualized premium sales for the years ended December 31.

(In millions)	2021	2020
New annualized premium sales	$1,278	$1,093
Increase (decrease) over prior period	16.9%	(30.8)%

New annualized premium sales for accident insurance, the leading Aflac U.S. product category, increased 12.7%, disability sales increased 14.2%, critical care insurance sales (including cancer insurance) increased 13.0%, and hospital indemnity insurance sales increased 6.6% in 2021, compared with 2020. The increase in sales for Aflac U.S. in 2021 is primarily attributable to increased sales activity as a result of the ongoing economic reopening in the U.S. and favorable comparisons due to pandemic conditions in 2020. Aflac U.S. expects this trend of increasing sales to continue in 2022. See the Executive Summary section entitled COVID-19 of this MD&A for additional information.

The following table details the contributions to Aflac's U.S. new annualized premium sales by major insurance product category for the years ended December 31.

	2021	2020
Accident	25.1%	26.1%
Disability	23.1	22.3
Critical care (1)	21.3	22.2
Hospital indemnity	16.4	18.0
Dental/vision	5.1	4.1
Life	9.0	7.3
Total	100.0%	100.0%
(1) Includes cancer, critical illness and hospital intensive care products
In 2021, the Aflac U.S. sales force included an average of approximately 6,000 U.S. agents, including brokers, who were actively producing business on a weekly basis. The Company believes that this average weekly producer equivalent metric allows sales management to monitor progress and needs, as well as serve as a leading indicator of future production capacity. Aflac U.S. believes that during 2021, constraints in the labor market limited its recruiting of new sales agents, and that limitations on face-to-face sales opportunities during the COVID-19 pandemic suppressed the development of newly recruited agents into business producers and the productivity of veteran agents and brokers. While

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
gains were made in recruiting in 2021 compared to 2020, most notably among recruited brokers, Aflac U.S. believes that the above factors have acted as a headwind to sales and to growth in the number of average weekly producers during 2021. Aflac U.S. remains focused on mitigating and reversing these trends as the U.S. economy continues to recover from the pandemic.
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

The following table details the investment purchases for Aflac U.S. as of December 31.

(In millions)	2021	2020
Fixed maturity securities:
Other fixed maturity securities	$770	$573
Infrastructure debt	91	45
Collateralized loan obligations	65	150
Equity securities	213	8
Commercial mortgage and other loans:
Transitional real estate loans	525	143
Commercial mortgage loans	276	52
Middle market loans	190	79
Other investments	45	31
Total Aflac U.S. Purchases	$2,175	$1,081

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

	2021	2020
Total purchases for period (in millions) (1)	$2,130	$1,050
New money yield (1), (2)	3.41%	3.04%
Return on average invested assets (3)	4.87	4.90
Portfolio book yield, end of period (1)	4.94%	5.18%
(1) Includes fixed maturity securities, commercial mortgage and other loans, equity securities, and excludes alternative investments in limited partnerships
(2) Reported on a gross yield basis; excludes investment expenses and external management fees
(3) Net of investment expenses, year-to-date number reflected on a quarterly average basis

The increase in the Aflac U.S. new money yield for the year ended December 31, 2021 was primarily due to higher allocations to floating rate asset classes.

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

Corporate and Other Summary of Operating Results

(In millions)	2021	2020
Net earned premiums	$180	$194
Net investment income (1)	(73)	80
Amortized hedge income related to certain foreign currency management strategies	57	97
Adjusted net investment income	(16)	177
Other income	11	13
Total adjusted revenues	175	384
Benefits and claims, net	166	180
Adjusted expenses:
Interest expense	165	164
Other adjusted expenses	142	155
Total adjusted expenses	307	319
Total benefits and adjusted expenses	473	499
Pretax adjusted earnings	$(298)	$(115)
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $138 in 2021 is included as a reduction to net investment income. Tax credits on these investments of $115 in 2021 have been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

In 2021, the decrease in total adjusted revenues was primarily driven by a decline in adjusted net investment income as a result of the change in value of federal historic rehabilitation and solar investments in partnerships discussed below, as well as lower amortized hedge income. The decrease in pretax adjusted earnings in 2021 was primarily driven by lower adjusted net investment income.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In 2020, the Company purchased newly issued common stock of Trupanion, Inc., a provider of medical insurance for pets in the United States and Canada, resulting in the Company owning approximately 9% of the outstanding common stock of Trupanion, Inc. The shares were registered for resale and, pursuant to the Shareholder Agreement, subject to certain exceptions, the Company has agreed that it will not transfer its shares of Trupanion, Inc. common stock during a restricted period ending on November 13, 2023. The Company also entered into an alliance agreement with Trupanion, Inc. to sell pet insurance in worksites in the U.S., subject to certain exceptions, and to explore on an exclusive basis potential distribution opportunities for pet insurance in Japan.

INVESTMENTS

The Company’s investment strategy utilizes disciplined asset and liability management while seeking long-term risk-adjusted investment returns and the delivery of stable income within regulatory and capital objectives, and preserving shareholder value. In attempting to optimally balance these objectives, the Company seeks to maintain on behalf of Aflac Japan a diversified portfolio of yen-denominated investment assets, U.S. dollar-denominated investment portfolio hedged back to yen and a portfolio of unhedged U.S. dollar-denominated assets. As part of the Company's portfolio management and asset allocation process, Aflac U.S. invests in fixed maturity investments and growth assets, including public equity securities and alternative investments in limited partnerships. Aflac U.S. invests in both publicly traded and privately originated investment-grade and below-investment-grade fixed maturity securities and loans. Additionally, on November 17, 2021, the Company became a signatory to the Principles for Responsible Investment, a global framework for incorporating environmental, social and governance (ESG) considerations into investment and ownership decisions.

For additional information concerning the Company's investments, see Notes 3, 4, and 5 of the Notes to the Consolidated Financial Statements.

The following tables detail investments by segment as of December 31.

Investment Securities by Segment

	2021
(In millions)	Aflac Japan	Aflac U.S.	Corporate and Other	Total
Available for sale, fixed maturity securities, at fair value	$81,793	$14,910	$1,993	$98,696
Held to maturity, fixed maturity securities, at amortized cost (1)	22,000	0	0	22,000
Equity securities	714	226	663	1,603
Commercial mortgage and other loans:
Transitional real estate loans (1)	4,226	1,020	45	5,291
Commercial mortgage loans (1)	1,217	669	8	1,894
Middle market loans (1)	4,297	304	0	4,601
Other investments:
Policy loans	216	20	0	236
Short-term investments (2)	590	302	834	1,726
Limited partnerships	1,534	169	155	1,858
Other	0	22	0	22
Total investments	116,587	17,642	3,698	137,927
Cash and cash equivalents	2,053	681	2,317	5,051
Total investments and cash	$118,640	$18,323	$6,015	$142,978
(1) Net of allowance for credit losses
(2) Includes securities lending collateral

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

The distributions of fixed maturity securities the Company owns, by credit rating, as of December 31 were as follows:

Composition of Fixed Maturity Securities by Credit Rating

	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AAA	1.0%	.9%	1.0%	.9%
AA	5.1	5.2	4.5	4.6
A	68.9	68.5	69.3	69.5
BBB	22.5	22.8	21.9	21.9
BB or lower	2.5	2.6	3.3	3.1
Total	100.0%	100.0%	100.0%	100.0%

As of December 31, 2021, the Company's direct and indirect exposure to securities in its investment portfolio that were guaranteed by third parties was immaterial both individually and in the aggregate.

The following table presents the 10 largest unrealized loss positions in the Company's portfolio as of December 31, 2021.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions)	Credit Rating	Amortized Cost	Fair Value	Unrealized Loss
KLM Royal Dutch Airlines	B	$146	$128	$(18)
Commonwealth of the Bahamas	B	42	36	(6)
Intesa Sanpaolo Spa	BBB	135	129	(6)
Nippon Prologis REIT Inc.	A	87	82	(5)
Grenke Finance PLC	BBB	61	56	(5)
Kommunal Landspensjonskasse (KLP)	BBB	130	126	(4)
Lloyds Banking Group PLC	A	200	196	(4)
Banco de Chile	A	174	170	(4)
Mitsui Fudosan Co. Ltd.	A	91	88	(3)
Heathrow Funding Ltd.	BBB	87	84	(3)

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
Below-Investment-Grade Securities
The Company's portfolio of below-investment-grade securities includes debt securities purchased while the issuer was rated investment grade plus other loans and bonds purchased as part of an allocation to that segment of the market. The following is the Company's below-investment-grade exposure at December 31.

Below-Investment-Grade Investments

	2021
(In millions)	Par Value	Amortized Cost (1)	Fair Value	Unrealized Gain (Loss)
Investcorp Capital Limited	$372	$371	$373	$2
Commerzbank	348	245	397	152
Pemex Project Funding Master Trust	261	261	268	7
Autostrade Per Litalia Spa	174	172	203	31
KLM Royal Dutch Airlines	174	146	128	(18)
Telecom Italia SpA	174	174	218	44
Apache Corporation	138	121	170	49
IKB Deutsche Industriebank AG	113	52	104	52
Arconic Inc.	100	81	118	37
Generalitat de Catalunya	70	27	86	59
Other Issuers	252	250	277	27
Subtotal (2)	2,176	1,900	2,342	442
High yield corporate bonds	842	806	872	66
Middle market loans	4,394	4,260	4,316	56
Grand Total	$7,412	$6,966	$7,530	$564
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

	2021
(In millions)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	% of Total
Government and agencies	$51,617	$7,964	$(61)	$59,520	48.0%
Municipalities	2,867	613	(7)	3,473	2.7
Mortgage- and asset-backed securities	1,197	52	(3)	1,246	1.1
Public utilities	8,286	1,827	(6)	10,106	7.8
Electric	6,723	1,508	(4)	8,228	6.3
Natural Gas	287	52	0	338.3
Other	599	127	(1)	725.6
Utility/Energy	677	140	(1)	815.6
Sovereign and Supranational	1,496	275	(6)	1,764	1.4
Banks/financial institutions	10,132	1,534	(76)	11,591	9.5
Banking	6,034	994	(30)	6,999	5.6
Insurance	1,881	367	(21)	2,227	1.8
Other	2,217	173	(25)	2,365	2.1
Other corporate	31,774	6,170	(80)	37,865	29.5
Basic Industry	2,844	692	(6)	3,531	2.5
Capital Goods	3,340	576	(8)	3,908	3.1
Communications	3,258	775	(2)	4,031	3.0
Consumer Cyclical	2,688	523	(2)	3,210	2.5
Consumer Non-Cyclical	6,986	1,288	(10)	8,264	6.5
Energy	3,411	754	(12)	4,153	3.2
Other	1,452	204	(3)	1,652	1.4
Technology	4,162	530	(13)	4,679	3.9
Transportation	3,633	828	(24)	4,437	3.4
Total fixed maturity securities	$107,369	$18,435	$(239)	$125,565	100.0%
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

Investment Securities by Type of Issuance

	2021		2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Publicly issued securities:
Fixed maturity securities	$88,552	$103,034	$95,545	$111,479
Equity securities	950	950	740	740
Total publicly issued	89,502	103,984	96,285	112,219
Privately issued securities: (2)
Fixed maturity securities (3)	18,817	22,531	20,511	24,802
Equity securities	653	653	543	543
Total privately issued	19,470	23,184	21,054	25,345
Total investment securities	$108,972	$127,168	$117,339	$137,564
(1) Net of allowance for credit losses
(2) Primarily consists of securities owned by Aflac Japan
(3) Excludes Rule 144A securities

The following table details the Company's reverse-dual currency securities as of December 31.

Reverse-Dual Currency Securities(1)

(Amortized cost, in millions)	2021	2020
Privately issued reverse-dual currency securities	$4,784	$5,300
Publicly issued collateral structured as reverse-dual currency securities	1,596	1,775
Total reverse-dual currency securities	$6,380	$7,075
Reverse-dual currency securities as a percentage of total investment securities	5.9%	6.0%
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

HEDGING ACTIVITIES

The Company uses derivative contracts to hedge foreign currency exchange rate risk and interest rate risk. The Company uses various strategies, including derivatives, to manage these risks. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information about market risk and the Company’s use of derivatives.

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

The following table presents metrics related to Aflac Japan's U.S. dollar-denominated hedge program and the Parent Company's enterprise corporate hedging program, including associated amortized hedge costs/income, for the years ended December 31. See the Results of Operations section of this MD&A for the Company's definition of amortized hedge costs/income.

	2021	2020
Aflac Japan:
FX Forwards
FX forward (sell USD, buy yen) notional at end of period (in billions) (1)	$6.4	$6.4
Weighted average remaining tenor (in months) (2)	2.6	12.7
Amortized hedge income (cost) for period (in millions)	$(55)	$(197)
FX Options
FX option notional at the end of period (in billions) (1)	$11.6	$13.1
Weighted average remaining tenor (in months) (2)	6.0	5.3
Amortized hedge income (cost) for period (in millions)	$(22)	$(9)
Corporate and Other (Parent Company):
FX Forwards
FX forward (buy USD, sell yen) notional at end of period (in billions)(1)	$5.0	$5.0
Weighted average remaining tenor (in months)(2)	11.5	12.1
Amortized hedge income (cost) for period (in millions)	$62	$102
FX Options
FX option notional at the end of period (in billions) (1)	$1.9	$2.0
Weighted average remaining tenor (in months) (2)	7.3	7.2
Amortized hedge income (cost) for period (in millions)	$(5)	$(5)
(1) Notional is reported net of any offsetting positions within Aflac Japan or the Parent Company, respectively.
(2) Tenor based on period reporting date to settlement date

Amortized hedge costs/income can fluctuate based upon many factors, including the derivative notional amount, the length of time of the derivative contract, changes in both U.S. and Japan interest rates, and supply and demand for dollar funding. Amortized hedge costs/income have fluctuated in recent periods due to changes in the previously mentioned factors.

Aflac Japan’s U.S. Dollar-Denominated Hedge Program (U.S. Dollar Program)

Aflac Japan buys U.S. dollar-denominated investments, typically corporate bonds, and hedges them back to yen with foreign currency forwards and options to hedge foreign currency exchange rate risk. This economically creates yen assets that match yen liabilities during the life of the derivative and provides favorable capital treatment under the Japan SMR

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
calculations. The currency risk being hedged is generally based on fair value of hedged investments. The following table summarizes the U.S. dollar-denominated investments held by Aflac Japan as of December 31.

	2021		2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Available-for-sale securities:
Fixed maturity securities (excluding bank loans)	$17,615	$20,478	$19,249	$21,108
Fixed maturity securities - bank loans (floating rate)	0	0	319	283
Equity securities	24	24	20	20
Commercial mortgage and other loans:
Transitional real estate loans (floating rate)	4,226	4,293	4,331	4,298
Commercial mortgage loans	1,217	1,265	1,268	1,365
Middle market loans (floating rate)	4,297	4,352	3,365	3,377
Other investments	1,534	1,534	828	828
Total U.S. Dollar Program	28,913	31,946	29,380	31,279
Available-for-sale securities:
Fixed maturity securities - economically converted to yen	2,236	3,328	2,085	3,094
Total U.S. dollar-denominated investments in Aflac Japan	$31,149	$35,274	$31,465	$34,373
(1) Net of allowance for credit losses

The U.S. Dollar Program includes all U.S. dollar-denominated investments in Aflac Japan other than the investments in certain consolidated VIEs where the instrument is economically converted to yen as a result of a derivative in the consolidated VIE. The Company uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also maintains a collar program on a portion of its U.S. Dollar Program to mitigate against more extreme moves in foreign exchange and therefore support SMR. As of December 31, 2021, there were no collars in Aflac Japan, and none of the Company's foreign currency options hedging Aflac Japan's U.S. dollar-denominated assets were in-the-money.

In 2021, the Company moved to a strategy that contains one-sided put options, fewer foreign currency forwards and no collars. The Company believes that the new strategy will reduce its exposure to pricing volatility and the related risk of negative settlements should there be a material weakening in the yen. Depending on further developments, including the possibility of further market volatility, there may be additional costs associated with maintaining the options program. The Company is continually evaluating other adjustments, including the possibility of changing the level of hedging employed with the U.S. dollar-denominated investments.

As of December 31, 2021, the fair value of Aflac Japan's unhedged U.S. dollar-denominated portfolio was $11.4 billion (excluding certain U.S. dollar-denominated assets shown in the table above as a result of consolidation that have been economically converted to yen using derivatives).

Foreign exchange derivatives used for hedging are periodically settled, which results in cash receipt or payment at maturity or early termination. The following table presents the settlements associated with the Company's currency derivatives used for hedging Aflac Japan’s U.S. dollar-denominated investments for the years ended December 31.

(In millions)	2021	2020
Net cash inflows (outflows)	$66	$(21)

Enterprise Corporate Hedging Program

The Company has designated certain yen-denominated liabilities and foreign currency forwards and options of the Parent Company as accounting hedges of its net investment in Aflac Japan. The Company's consolidated yen-denominated net asset position was partially hedged at $10.2 billion as of December 31, 2021, with hedging instruments comprised of $3.3 billion of yen-denominated debt and $6.9 billion of foreign currency forwards and options, compared with $9.9 billion as of December 31, 2020, with hedging instruments comprised of $2.9 billion of yen-denominated debt and $7.0 billion of foreign currency forwards and options.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company makes its accounting designation of net investment hedge at the beginning of each quarter. If the total of the designated Parent Company non-derivative and derivative notional is equal to or less than the Company's net investment in Aflac Japan, the hedge is deemed to be effective, and the currency exchange effect on the yen-denominated liabilities and the change in estimated fair value of the derivatives are reported in the unrealized foreign currency component of other comprehensive income. The Company's net investment hedge was effective during the years ended December 31, 2021 and 2020, respectively. For additional information on the Company's net investment hedging strategy, see Note 4 of the Notes to the Consolidated Financial Statements.

In order to economically mitigate risks associated with the enterprise-wide exposure to the yen and the level and volatility of hedge costs, the Parent Company enters into foreign exchange forward and option contracts. By buying U.S. dollars and selling yen, the Parent Company is effectively lowering its overall economic exposure to the yen, while Aflac Japan's U.S. dollar exposure remains reduced as a result of Aflac Japan's U.S. Dollar Program that economically creates yen assets. Among other objectives, this strategy is intended to offset the enterprise-wide amortized hedge costs by generating amortized hedge income. This activity is reported in Corporate and Other. The Company continually evaluates the program’s efficacy.

Interest Rate Risk Hedge Program

Aflac Japan and Aflac U.S. use interest rate swaps from time to time to mitigate the risk of investment income volatility for certain variable-rate investments. Additionally, to manage interest rate risk associated with its U.S. dollar-denominated investments held by Aflac Japan, from time to time the Company utilizes interest rate swaptions.

For additional discussion of the risks associated with the foreign currency exposure refer to the Currency Risk section in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, and Item 1A, specifically to the Risk Factors titled “The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate“ and “Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity."

See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the Company's hedging activities.

POLICY LIABILITIES

The following table presents policy liabilities by segment and in total for the years ended December 31.

(In millions)	2021	2020
Japan segment:
Future policy benefits	$81,176	$88,652
Unpaid policy claims	2,903	3,177
Other policy liabilities	9,534	11,299
Total Japan policy liabilities	93,613	103,128
U.S. segment:
Future policy benefits	9,865	9,674
Unpaid policy claims	1,933	2,010
Other policy liabilities	119	126
Total U.S. policy liabilities	11,916	11,810
Consolidated:
Future policy benefits	90,588	97,783
Unpaid policy claims	4,836	5,187
Other policy liabilities	9,648	11,421
Total consolidated policy liabilities (1)	$105,072	$114,391
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

POLICYHOLDER PROTECTION
Policyholder Protection Corporation

The Japanese insurance industry has a policyholder protection system that provides funds for the policyholders of insolvent insurers. Legislation enacted regarding the framework of the Life Insurance Policyholder Protection Corporation (LIPPC) included government fiscal measures supporting the LIPPC. In November 2016, Japan's Diet passed legislation that again extends the government's fiscal support of the LIPPC through March 2022. On February 1, 2022, the FSA submitted legislation to Japan's Diet that would extend the government's fiscal support of the LIPPC through March 2027, subject to final approval in the Diet. Effective April 2014, the annual LIPPC contribution amount for the total life industry was lowered from ¥40 billion to ¥33 billion. Aflac Japan recognized an expense of ¥1.8 billion and ¥1.9 billion for LIPPC assessments in the years ended December 31, 2021 and 2020, respectively.

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

The Company's cash and cash equivalents include unrestricted cash on hand, money market instruments, and other debt instruments with a maturity of 90 days or less when purchased, all of which has minimal market, settlement or other risk exposure. The target minimum amount for the Parent Company’s cash and cash equivalents is approximately $2.0 billion to provide a capital buffer and liquidity support at the holding company. This amount excludes $400 million of proceeds from the issuance of senior sustainability notes discussed below, unallocated proceeds of which contribute to total cash but are not intended to support holding company liquidity. Amid the COVID-19 pandemic, the Company remains committed to prudent liquidity and capital management. At December 31, 2021, the Company held $5.1 billion in cash and cash equivalents for stress conditions, which includes the Parent Company's target minimum amount of $2.0 billion.

Aflac Japan and Aflac U.S. generate cash flows from their operations and provide the primary sources of liquidity to the Parent Company through management fees and dividends, with Aflac Japan being the largest contributor. The primary uses of cash by the Parent Company are shareholder dividends, the repurchase of its common stock, interest on its outstanding indebtedness and operating expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the amounts provided to the Parent Company for the years ended December 31.

Liquidity Provided by Subsidiaries to Parent Company

(In millions)	2021	2020
Management fees paid by subsidiaries	$130	$131
Dividends declared or paid by subsidiaries	2,791	2,068

The following table details Aflac Japan remittances, which are included in the totals above, for the years ended December 31.
Aflac Japan Remittances

(In millions of dollars and billions of yen)	2021	2020
Aflac Japan management fees paid to Parent Company	$59	$71
Aflac Japan dividends declared or paid to Parent Company (in dollars)	2,138	1,215
Aflac Japan dividends declared or paid to Parent Company (in yen)	¥236.7	¥129.8

The Company intends to maintain higher than historical levels of liquidity and capital at the Parent Company for stress conditions and with the goals of addressing the Company’s hedge costs and related potential need for collateral and mitigating against long-term weakening of the Japanese yen. Further, the Company plans to continue to maintain a portfolio of unhedged U.S. dollar-denominated investments at Aflac Japan and to consider whether the amount of such investments should be increased or decreased relative to the Company’s view of economic equity surplus in Aflac Japan in light of potentially rising hedge costs and other factors. See the Hedging Activity subsection of this MD&A for more information.

The Company believes that its balance of cash and cash equivalents and cash generated by operations will be sufficient to satisfy both its short-term and long-term cash requirements and plans for cash, including material cash requirements from known contractual obligations and returning capital to shareholders through share repurchases and dividends.

The following table presents the estimated payments of the Company's material cash requirements from known contractual obligations as of December 31, 2021. The Company translated its yen-denominated obligations using the December 31, 2021, exchange rate. Actual future payments as reported in dollars will fluctuate with changes in the yen/dollar exchange rate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions)	Total Liability(1)	Total Payments	Short-term Payments	Long-term Payments
Future policy benefits liability (Note 7)(2)	$90,588	$223,537	$8,967	$214,570
Unpaid policy claims liability (Note 7)(3)	4,836	4,836	3,081	1,755
Other policyholders' funds (Note 7)(4)	7,072	8,885	367	8,518
Long-term debt – principal (Note 9)	7,839	7,898	0	7,898
Long-term debt – interest (Note 9)	52	2,832	204	2,628
Cash collateral on loaned securities (Note 3)	2,162	2,162	2,162	0
Operating service agreements (Note 15)	N/A	517	176	341
Operating lease obligations (Note 9)	105	111	48	63
Finance lease obligations (Note 9)	12	12	4	8
Total contractual obligations	$112,666	$250,790	$15,009	$235,781
(1) Liability amounts are those reported on the consolidated balance sheet as of December 31, 2021.
(2) The estimated payments reflect future estimated cash payments to be made to policyholders and others for future policy benefits. These projected cash outflows are based on assumptions for future policy persistency, mortality, morbidity, and other assumptions comparable with the Company's experience, consider future premium receipts on current policies in force and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows exceeds the corresponding liability amount. Due to the significance of the assumptions used, actual cash outflow amounts and timing will differ, possibly materially, from these estimates.
(3) The estimated payments include assumptions as to the timing of policyholders reporting claims for prior periods and the amount of those claims. Actual amounts and timing of unpaid policy claims payments may differ significantly from the estimates above.
(4) These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows exceeds the corresponding liability amount.

In addition to cash and cash equivalents, the Company also maintains credit facilities, both intercompany and with external partners, and a number of other available tools to support liquidity needs on a global basis. In September 2021, the Parent Company filed a shelf registration statement with the SEC that allows the Company to issue an indefinite amount of debt securities, in one or more series, from time to time until September 2024. The Company believes outside sources for additional debt and equity capital, if needed, will continue to be available. Additionally, as of December 31, 2021, the Parent Company and Aflac had four lines of credit with third parties and ten intercompany lines of credit. The Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2021. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

The Company's consolidated financial statements convey its financing arrangements during the periods presented. The Company has not engaged in material intra-period short-term financings during the periods presented that are not otherwise reported in its balance sheet or disclosed therein. As of December 31, 2021, the Company had no material letters of credit, standby letters of credit, guarantees or standby repurchase obligations. The Company has not entered into transactions involving the transfer of financial assets with an obligation to repurchase financial assets that have been accounted for as a sale under applicable accounting standards, including securities lending transactions. See Notes 1, 3, and 4 of the Notes to the Consolidated Financial Statements for more information on the Company's securities lending and derivative activities. With the exception of disclosed activities in those referenced footnotes and the Risk Factors entitled, "The Company is exposed to foreign currency fluctuations in the yen/dollar exchange rate" and "Lack of availability of acceptable yen-denominated investments could adversely affect the Company's results of operations, financial position or liquidity," the Company is not aware of any trend, demand, commitment, event or uncertainty that would reasonably result in its liquidity increasing or decreasing by a material amount.
Consolidated Cash Flows

The Company consistently generates positive cash flows from operations, and has the ability to adjust cash flow management from other sources of liquidity including reinvestment cash flows and selling investments in order to meet short-term cash needs.

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

(In millions)	2021	2020
Operating activities	$5,051	$5,958
Investing activities	(2,378)	(4,619)
Financing activities	(2,739)	(1,115)
Exchange effect on cash and cash equivalents	(24)	21
Net change in cash and cash equivalents	$(90)	$245

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

The Company expects its future cash flows from premiums and investment portfolios to be sufficient to meet its cash needs for benefits and expenses. Consolidated cash flow from operations decreased 15.2% in 2021, compared with 2020.

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

As part of its overall corporate strategy, the Company has committed $400 million to Aflac Ventures, LLC (Aflac Ventures), as opportunities emerge. Aflac Ventures is a subsidiary of Aflac Global Ventures, LLC (Aflac Global Ventures) which is reported in Corporate and other. The central mission of Aflac Global Ventures is to support the organic growth and business development needs of Aflac Japan and Aflac U.S. with an emphasis on digital applications designed to improve the customer experience, gain efficiencies, and develop new markets in an effort to enhance and defend long-term shareholder value. Investments are included in equity securities or the other investments line in the consolidated balance sheets.

As part of an arrangement with Federal Home Loan Bank of Atlanta (FHLB), Aflac U.S. obtains low-cost funding from FHLB supported by acceptable forms of collateral pledged by Aflac U.S. In 2021, Aflac U.S. borrowed and repaid $309 million under this program. As of December 31, 2021, Aflac U.S. had outstanding borrowings of $400 million reported in its balance sheet.

See Note 3 of the Notes to the Consolidated Financial Statements for details on certain investment commitments.

Financing Activities

Cash flows from financing activities consist primarily of share repurchases, dividends to shareholders and from time to time debt issuances and redemptions.

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

In May 2021, the Parent Company used a portion of the net proceeds from the April 2021 issuance of its various series of senior notes to redeem $700 million of its 3.625% senior notes due June 2023.

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

In March 2020, the Parent Company issued four series of senior notes totaling ¥57.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥12.4 billion, bears interest at a fixed rate of .300% per annum, payable semi-annually and will mature in September 2025. The second series, which totaled ¥13.3 billion, bears interest at a fixed rate of .550% per annum, payable semi-annually, and will mature in March 2030. The third series, which totaled ¥20.7 billion, bears interest at a fixed rate of .750% per annum, payable semi-annually and will mature in March 2032. The fourth series, which totaled ¥10.6 billion, bears interest at a fixed rate of .830% per annum, payable semi-annually, and will mature in March 2035. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

In January 2020, the Parent Company used the net proceeds from senior notes issued in December 2019 to redeem $350 million of its 4.00% fixed-rate senior notes due February 2022.

See Note 9 of the Notes to the Consolidated Financial Statements for further information on the debt issuances discussed above.

Cash returned to shareholders through treasury stock purchases and dividends was $3.2 billion in 2021, compared with $2.3 billion in 2020.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a summary of treasury stock activity during the years ended December 31.

Treasury Stock Purchased

(In millions of dollars and thousands of shares)	2021	2020
Treasury stock purchases	$2,301	$1,537
Number of shares purchased:
Share repurchase program	43,327	37,899
Other	437	542
Total shares purchased	43,764	38,441

Treasury Stock Issued

(In millions of dollars and thousands of shares)	2021	2020
Stock issued from treasury:
Cash financing	$26	$34
Noncash financing	55	54
Total stock issued from treasury	$81	$88
Number of shares issued	1,721	2,393

In August 2020, the Company's board of directors authorized the purchase of 100 million shares of its common stock. As of December 31, 2021, a remaining balance of 55.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.

Cash dividends paid to shareholders in 2021 of $1.32 per share increased 17.9% over 2020. The following table presents the dividend activity for the years ended December 31.

Dividends Paid to Shareholders

(In millions)	2021	2020
Dividends paid in cash	$855	$769
Dividends through issuance of treasury shares	32	29
Total dividends to shareholders	$887	$798

In November 2021, the board of directors announced a 21.2% increase in the quarterly cash dividend, effective with the first quarter of 2022. The first quarter 2022 cash dividend of $.40 per share is payable on March 1, 2022, to shareholders of record at the close of business on February 16, 2022.

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

Aflac Japan's SMR ratio remains high and reflects a strong capital and surplus position. As of December 31, 2021, Aflac Japan's SMR was 1,012%, compared with 963% at December 31, 2020. The Company is committed to maintaining strong capital levels throughout the pandemic, consistent with maintaining current insurance financial strength and credit ratings.

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

The combined RBC ratio for Aflac U.S. as of December 31, 2021 was 659%, compared with 550% as of December 31, 2020. The Company calculates its combined RBC ratio to include all U.S. regulated life insurance entities as if a single combined U.S. RBC entity net of intercompany items related to capital resources and risk.

The table below presents RBC ratios for the Company’s U.S. life insurance subsidiaries as of December 31, the most recently statutory fiscal year-end for the subsidiaries for which RBC was filed. The Company intends to maintain a target minimum RBC of approximately 400% for Aflac, consistent with the Company's risk management practices.

	2021	2020
Aflac	635%	508%
CAIC	832	975
TOIC	5,829	6,964
Aflac New York	1,089	1,077

The NAIC completed its Solvency Modernization Initiative (SMI) process relating to updating the U.S. insurance solvency regulation framework. The SMI focused on key issues such as capital requirements, governance and risk management, group supervision, reinsurance, statutory accounting and financial reporting matters. The NAIC still has some ongoing initiatives related to SMI, such as monitoring the international efforts on group capital requirements as well as RBC. In 2020, the NAIC formally adopted a group capital calculation (GCC) that conceptually uses an RBC aggregation methodology for all entities within the insurance company holding system. The GCC is intended to be a regulatory tool used by regulators as a means to standardize group capital requirements. In 2021, the NAIC concluded its analysis of bond factor changes and formally adopted the new factors as proposed by Moody’s Analytics. This initiative expanded the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
RBC bond factors from six designations to 20 designations to more closely align with rating scales used by rating agencies. The adopted changes resulted in increased capital requirements. As of December 31, 2021, the updated bond factors did not have a significant impact on the combined RBC ratio for Aflac U.S.

Aflac, CAIC and TOIC are domiciled in Nebraska and are subject to its regulations. The NDOI imposes certain limitations and restrictions on payments of dividends, management fees, loans and advances to the Parent Company. Under Nebraska insurance law, prior approval of the NDOI is required for dividend distributions that exceed the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. Dividends declared by Aflac during 2022 in excess of $1.1 billion would be considered extraordinary and require such approval. Similar laws apply in New York, the domiciliary jurisdiction of Aflac New York.

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

CRITICAL ACCOUNTING ESTIMATES

The Company prepares its financial statements in accordance with U.S. GAAP. These principles are established primarily by the FASB. In this MD&A, references to U.S. GAAP issued by the FASB are derived from the FASB Accounting Standards Codification™ (ASC). The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates based on currently available information when recording transactions resulting from business operations. The estimates that the Company deems to be most critical to an understanding of its results of operations and financial condition are those related to the valuation of investments and derivatives, DAC, liabilities for future policy benefits and unpaid policy claims, and income taxes. The preparation and evaluation of these critical accounting estimates involve the use of various assumptions developed from management’s analyses and judgments. The application of these critical accounting estimates determines the values at which 94% of the Company's assets and 80% of its liabilities are reported as of December 31, 2021, and thus has a direct effect on net earnings and shareholders' equity. Subsequent experience or use of other assumptions could produce significantly different results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Valuation of Investments, Including Derivatives

The Company's investments, primarily consisting of debt and equity securities, include both publicly issued and privately issued securities. For publicly issued securities, the Company determines the fair values from quoted market prices readily available from public exchange markets and price quotes and valuations from third party pricing vendors. For the majority of privately issued securities within the Company's investment portfolio, a third party pricing vendor has developed valuation models that the Company utilizes to determine fair values. Starting in June 2021, these models and associated processes and controls were transitioned to and executed by Company personnel. For the remaining privately issued securities, the Company uses non-binding price quotes from outside brokers. In September 2020, the Company refined its valuation model for private placements to explicitly incorporate currency basis swap adjustments (market observable data) to assumed interest rate curves where appropriate as noted in Note 5 of the Notes to the Consolidated Financial Statements.

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

See the tabular disclosure entitled "Sensitivity of Fair Values of Financial Instruments to Interest Rate Change" in Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Notes 1, 3, 4 and 5 of the Notes to the Consolidated Financial Statements for additional information.

Deferred Policy Acquisition Costs and Policy Liabilities

Insurance premiums for most of the Company's health and life policies, including cancer, accident, hospital, critical illness, dental, vision, term life, whole life, long-term care and disability, are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. When earned premiums are reported, the related amounts of benefits and expenses are charged against such revenues, so that profits are recognized in proportion to earned premiums during the period the policies are expected to remain in force. This association is accomplished by means of annual additions to the liability for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features, including term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the period over which benefits are provided. Premiums for these products are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded in earnings, such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

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

Policy Liabilities

The Company's policy liabilities, which are determined in accordance with applicable guidelines as defined under U.S. GAAP and Actuarial Standards of Practice, include two components that involve analysis and judgment: future policy benefits and unpaid policy claims, which accounted for 86% and 5% of total policy liabilities as of December 31, 2021, respectively.

Future policy benefits provide for claims that will occur in the future and are generally calculated as the present value of future expected benefits to be incurred less the present value of future expected net benefit premiums. The Company calculates future policy benefits based on assumptions of morbidity, mortality, persistency and interest. These assumptions are generally established and considered locked at the time a policy is issued. The assumptions used in the calculations are closely related to those used in developing the gross premiums for a policy. As required by U.S. GAAP, the Company also includes a provision for adverse deviation, which is intended to accommodate adverse fluctuations in actual experience. These assumptions may only be unlocked in certain circumstances based on the results of periodic DAC recoverability and premium deficiency testing.

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

The Company's insurance products provide fixed-benefit amounts per occurrence that are not subject to medical-cost inflation. Furthermore, the Company's business is widely dispersed in both the U.S. and Japan. This geographic dispersion and the nature of the Company's benefit structure mitigate the risk of a significant unexpected increase in claims payments due to localized epidemics and events of a catastrophic nature. Claims incurred under the Company's policies are generally reported and paid in a relatively short time frame. The unpaid claims liability is sensitive to morbidity assumptions, in particular, severity and frequency of claims. Severity is the ultimate size of a claim, and frequency is the number of claims incurred. The Company's claims experience is primarily related to the demographics of its policyholders.

As a part of its established financial reporting and accounting practices and controls, the Company performs detailed annual actuarial reviews of its policyholder liabilities (gross premium valuation analysis) and reflects the results of those reviews in its results of operations and financial condition as required by U.S. GAAP. For Aflac Japan, the Company’s annual reviews in 2021 and 2020 indicated no need to strengthen liabilities associated with policies in Japan. For Aflac U.S., the Company's annual reviews in 2021 and 2020 indicated no need to strengthen liabilities associated with policies in the U.S.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The table below reflects the growth of the future policy benefits liability for the years ended December 31.

Future Policy Benefits

(In millions of dollars and billions of yen)	2021	2020
Aflac U.S.	$9,865	$9,674
Growth rate	2.0%	2.9%
Aflac Japan	$81,176	$88,652
Growth rate	(8.4)%	8.8%
Consolidated	$90,588	$97,783
Growth rate	(7.4)%	8.2%
Yen/dollar exchange rate (end of period)	115.02	103.50
Aflac Japan	¥9,337	¥9,176
Growth rate	1.8%	2.8%

The growth of the future policy benefits liability in yen for Aflac Japan and in dollars for Aflac U.S. has been due to the aging of the Company's in-force block of business and the addition of new business.

The following table summarizes certain significant assumptions made in establishing reserves for the Company's products and the net impact that could result from changes in these assumptions should they occur. Under U.S. GAAP, the Company's reserves for its limited pay and long duration contracts are primarily calculated using locked-in assumptions. As such, the adverse hypothetical impacts illustrated in the table below are those that would increase the Company's best estimate reserves, but would not result in a premium deficiency requiring strengthening of reserves or write-off of DAC. The favorable hypothetical impacts in the table below would decrease the Company's best estimate reserves but they would not result in an immediate decrease to its U.S. GAAP reserves (given that the Company would be required to leave the current assumptions locked in); rather, the positive impacts would be recognized in net earnings over the life of the policies in force.

The information below is for illustrative purposes and includes the impacts of changes in a single assumption and not changes in any combination of assumptions. As a result of emerging experience, changes in current assumptions and the related impact that could result in the listed financial statement balances that are in excess of the amounts illustrated may occur in future periods.

Assumption	Current Assumption	Assumption Change	Increase (Decrease) in Best Estimate Reserves (in millions) (1)
Investment return	Expected portfolio book yields over the life of the business	Increase 25 basis points / Decrease 25 basis points	$(2,600) to $2,800
Expected future claim payments / base mortality	Pricing expectations adjusted to best estimate based on Company experience	Increase / Decrease Expected Future Claim Payments: +5% to -5%	$5,300 to $(5,300)
Total termination rates	Pricing expectations adjusted to best estimate based on Company experience	Increase / Decrease Expected Total Termination Rates: +5% to -5%	$(600) to $600
(1) Best estimate reserves are equal to the present value of claims, cash values, expenses, and commissions minus the present value of gross premiums, using current best estimate assumptions.

In computing the estimate of unpaid policy claims, the Company considers many factors, including the benefits and amounts available under the policy; the volume and demographics of the policies exposed to claims; and internal business practices, such as incurred date assignment and current claim administrative practices. The Company monitors these conditions closely and makes adjustments to the liability as actual experience emerges. Claim levels are generally stable from period to period; however, fluctuations in claim levels may occur. In calculating the unpaid policy claim liability, the Company does not calculate a range of estimates. The following table shows the expected sensitivity of the unpaid policy claims liability as of December 31, 2021, to changes in severity and frequency of claims.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Sensitivity of Unpaid Policy Claims Liability

(In millions)	Total Severity
Total Frequency	Decrease by 2%	Decrease by 1%	Unchanged	Increase by 1%	Increase by 2%
Increase by 2%	$(1)	$26	$52	$79	$106
Increase by 1%	(27)	0	26	53	79
Unchanged	(52)	(26)	0	26	52
Decrease by 1%	(78)	(52)	(26)	0	26
Decrease by 2%	(104)	(78)	(52)	(27)	(1)

Other policy liabilities, which accounted for 9% of total policy liabilities as of December 31, 2021, consisted primarily of annuity and unearned premium reserves, and discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan insurance products. These advanced premiums are deferred upon collection and recognized as earned premiums over the contractual premium payment period. Advanced premiums represented 15% and 19% of the December 31, 2021 and 2020 other policy liabilities balances, respectively. See the Aflac Japan segment subsection of this MD&A for further information.

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

An increase or decrease in the Company's effective tax rate by one percentage point would have resulted in an increase or decrease in the Company's 2021 income tax expense of $49 million.
For additional information on income tax, see Note 10 of the Notes to the Consolidated Financial Statements presented in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Future Adoption of Accounting Standard for Long-Duration Insurance Contracts

In August 2018, the FASB issued Accounting Standards Update 2018-12, “Financial Services - Insurance, Targeted Improvements to the Accounting for Long-Duration Contracts” (The ASU). The update significantly changes how insurers account for long-duration contracts, amends existing recognition, measurement, presentation, and disclosure requirements applicable to the Company. Issues addressed in the new guidance include: 1) a requirement to review and, if there is a change, update cash flow assumptions for the liability for future policy benefits at least annually, and to update the discount rate assumption quarterly, 2) accounting for market risk benefits at fair value, 3) simplified amortization for deferred acquisition costs, and 4) enhanced financial statement presentation and disclosures. The Company has no products with market risk benefits.

Since the initial issuance, the FASB has deferred the ASU effective date for two years, such that the amendments are now effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application of the amendments is permitted, however, the Company will not early adopt the updated standard. The Company plans to use the additional time to educate investors and analysts on the adoption impact, conduct robust testing and analysis, enhance the control environment, and perform parallel financial reporting.

The Company continues to evaluate the impact of adoption and expects that the adoption will have a significant impact on the Company’s financial position, results of operations, and disclosures. The Company anticipates that the requirement to update assumptions for liability for future policy benefits (LFPB) will have a significant impact on its results of operations, systems, processes and controls and that the requirement to update discount rates will have a significant impact on its AOCI and equity.

The ultimate impact on these items from the Company’s implementation of the updated standard is subject to assessments that are dependent on many variables, including but not limited to (i) how certain aspects of the new standard will be interpreted and implemented by the Company and other similar companies, such as (but not limited to) amortization of deferred acquisition costs and selection of discounting methodologies and inputs, as well as establishment of policies, processes and controls for setting, monitoring and periodically updating reserve assumptions, and (ii) changes in the interest rate environment in the U.S. and Japan.

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

The primary impact on transition under the modified retrospective method is driven by updating discount rates that increase reserves and lower AOCI by the corresponding amount, net of tax. The Company currently estimates that the January 1, 2021 transition date (Transition Date) impact from adoption is likely to result in a decrease in AOCI in a range between $18 billion and $20 billion. The preliminary impact results from updating discount rate assumptions from the rates locked in for reserves held as of the Transition Date to rates determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments (as of December 31, 2020). The variability around the impact of adoption results from the Company making certain estimates, primarily related to the determination of Transition Date market level yields. Based on the Company’s current discount rate methodology developed under the new ASU, if interest rates increased or decreased by 25 basis points as of December 31, 2020, the Company’s AOCI as of that date would increase or decrease by $1.0 billion and $1.3 billion, respectively.

As discussed in detail in Note 1 of the Notes to the Consolidated Financial Statements, the Company has advanced and continues to refine the design of its discount rate methodology for both the U.S. and Japan insurance business. Upon adoption of the new ASU, discount rates will be updated each reporting period.

The impact to the Company’s reported financial statements under U.S. GAAP is greatly influenced by the nature of the Company’s business model. Adoption of the new guidance reflects the Company’s concentration in Japan third-sector business, in particular cancer insurance, with respect to which the duration of liabilities is materially longer than asset durations, while Japan’s aggregate block of business continues to see favorable experience from mortality, morbidity, and expenses. The long duration of the Company’s third-sector insurance liabilities in Japan coupled with limited-to-no-liquidity of the Japanese long-dated fixed-income market creates challenges in application of the market-based discount rate guidance and will require the Company to apply significant judgments in designing discount rate methodologies for its Japanese third-sector liabilities. Under the modified retrospective method, the impact of a low discount rate applied to long-duration third sector liabilities is recognized at adoption, while associated favorable morbidity margins are recognized

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
over time thus driving a pronounced timing impact to U.S. GAAP equity. In addition, with respect to the Japan segment, the Company maintains a large portfolio of assets designated as held-to-maturity (HTM) as a strategy to reduce capital (solvency margin ratio or SMR) volatility. In a low interest rate environment, such as presently exists in Japan, assets designated as HTM that were purchased in a higher interest rate environment have significant embedded gains not reflected in AOCI (HTM securities are carried at amortized cost under U.S. GAAP), which serves as an economic offset to a low discount rate applied to policy liabilities. At December 31, 2021, the Company’s HTM portfolio was $22.0 billion at amortized cost and had $4.9 billion in net unrealized gains. After adoption of ASU 2018-12, the Company also expects net earnings and net earnings per share (which were $4.3 billion and $6.39 per diluted share, respectively, in 2021) to reflect larger quarterly fluctuations due to the new requirement to update assumptions for liability for future policy benefits.

In the near term, the expected impact on the Company’s key financial ratios is limited. Generally, benefit ratios are expected to be slightly higher as favorable experience is absorbed into reserves, while expense ratios are expected to be modestly lower due to amortizing deferred acquisition costs at a slower rate. This results in a slightly higher profit margin in Japan and an insignificant impact to the U.S. profit margin.

The Company has created a robust governance framework and a plan to support implementation of the updated standard. As part of its implementation plan, the Company has made preliminary policy elections on key accounting policy decisions (discount rate, cash flow assumptions, and deferred acquisition costs amortization). See Note 1 of the Notes to the Consolidated Financial Statements for additional information on preliminary policy elections. The Company has also advanced the modernization of its actuarial technology platform to enhance its modeling, data management, experience study and analytical capabilities, increase the end-to-end automation of key reporting and analytical processes and optimize its control framework. The Company has also put in place internal controls related to the new processes created as part of implementing the updated standard and will continue to refine and maturate these internal controls until the formal implementation in the first quarter of 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

In addition to yen payments and the reinsurance retrocessions, certain investment activities for Aflac Japan expose the Company to economic currency risk when yen are converted into U.S. dollars. As noted above, the Company invests a portion of its yen cash flows in U.S. dollar-denominated assets. This requires that the Company convert the yen cash flows to U.S. dollars before investing. As previously discussed, for certain of its U.S. dollar-denominated securities, the Company enters into foreign currency forward and option contracts to hedge the currency risk on the fair value of hedged investments. Additionally, the Parent Company enters into forward contracts to accomplish a dual objective of hedging foreign currency rate risk to dividend payments by Aflac Japan, and reducing enterprise-wide hedge costs. The Company also balances the volume of hedging instruments between forwards and options in an attempt to manage and balance the risks associated with collateral, hedge costs and cash settlements. If the markets experience a significant strengthening of yen, this could cause cash strain at the Parent Company as a result of cash collateral and potentially cash settlement requirements. Based on the timing and severity of exchange rate fluctuations combined with the level of outstanding activity in this program, the cash strain at the Parent Company could be significant.

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

(In millions)	2021			2020
Yen/dollar exchange rates	100.02	115.02 (1)	130.02	88.50	103.50 (1)	118.50
Yen-denominated financial instruments:
Assets:
Securities available for sale: (2)
Fixed maturity securities (3)	$65,733	$57,160	$50,566	$74,094	$63,356	$55,336
Fixed maturity securities - consolidated variable interest entities (4)	951	827	731	1,071	915	800
Securities held to maturity: (2)
Fixed maturity securities	25,299	22,000	19,462	28,610	24,464	21,367
Equity securities	856	744	659	795	680	594
Cash and cash equivalents	1,239	1,078	953	1,273	1,088	950
Derivatives	941	936	2,120	3,854	583	2,514
Other financial instruments	261	227	200	290	248	216
Subtotal	95,280	82,972	74,691	109,987	91,334	81,777
Liabilities:
Notes payable	4,150	3,603	3,193	3,796	3,242	2,835
Derivatives	1,125	1,619	3,035	3,181	697	2,971
Subtotal	5,275	5,222	6,228	6,977	3,939	5,806
Net yen-denominated financial instruments	90,005	77,750	68,463	103,010	87,395	75,971
Other yen-denominated assets	9,268	8,059	7,130	10,675	9,128	7,972
Other yen-denominated liabilities	113,564	98,754	87,361	126,159	107,875	94,220
Consolidated yen-denominated net assets (liabilities) subject to foreign currency fluctuation(2)	$(14,291)	$(12,945)	$(11,768)	$(12,474)	$(11,352)	$(10,277)
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

	2021		2020
(In millions)	Fair Value	+100 Basis Points	Fair Value	+100 Basis Points
Assets:
Debt securities:
Fixed maturity securities:
Yen-denominated	$84,856	$74,186	$94,670	$82,339
Dollar-denominated	40,709	37,168	41,611	37,925
Total debt securities	$125,565	$111,354	$136,281	$120,264
Commercial mortgage and other loans	$11,996	$11,881	$10,655	$10,546
Derivatives	$936	$958	$583	$746
Liabilities:
Notes payable (1)	$8,539	$7,882	$8,684	$8,030
Derivatives	1,619	1,419	697	650
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

(In years)	2021	2020
Yen-denominated debt securities	14	15
Policy benefits and related expenses to be paid in future years	14	14
Premiums to be received in future years on policies in force	10	10

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following table presents the approximate duration of Aflac U.S. dollar-denominated assets and liabilities, along with premiums, as of December 31.

(In years)	2021	2020
Dollar-denominated debt securities	8	9
Policy benefits and related expenses to be paid in future years	8	8
Premiums to be received in future years on policies in force	7	7

The following table shows a comparison of average required interest rates for future policy benefits and investment yields, based on amortized cost, for the years ended December 31.
Comparison of Interest Rates for Future Policy Benefits
and Investment Yields
(Net of Investment Expenses)

	2021			2020
	U.S.	Japan		U.S.	Japan
Policies issued during year:
Required interest on policy reserves	3.00%	.96%	(1)	3.00%	.98%	(1)
New money yield on investments	3.19	3.34		2.83	3.59
Policies in force at year-end:
Required interest on policy reserves	5.10	3.05	(1)	5.19	3.12	(1)
Portfolio book yield, end of period	4.72	2.44		4.97	2.43
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

The Company holds investments and has issued debt with interest rates based on USD LIBOR, and also holds derivatives that reference USD LIBOR. The upcoming cessation of USD LIBOR as an interest rate benchmark, along with bank supervisory limits on banks entering into new USD LIBOR transactions after December 31, 2021, may create uncertainty in the valuation of USD LIBOR-based loans, as well as for other USD LIBOR-based derivatives and assets. This may adversely impact both pricing and liquidity in such instruments. The Company has prepared for the expected discontinuation of USD LIBOR by identifying, assessing and monitoring risks associated with USD LIBOR transition. Preparation included taking steps to update operational processes (including to support alternative reference rates) and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

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

Evaluating the underlying risks in the Company's credit portfolio involves a multitude of factors including but not limited to its assessment of the issuer's or borrower's business activities, assets, products, market position, financial condition, and

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
future prospects, including sustainability of the issuer’s or borrower’s business and the impact of environmental, social and governance-related factors. The Company incorporates the assessment of the NRSROs in assigning credit ratings and incorporates the rating methodologies of its external managers in assigning loan ratings to portfolio holdings. The Company performs extensive internal assessments of the credit risks for all its portfolio holdings and potential new investments, which includes using analyses provided by the Company's specialist external managers. For assets managed by external asset managers, the Company provides investment and credit risk parameters that must be used when making investment decisions and requires ongoing monitoring and reporting from the asset managers on significant changes in credit risks within the portfolio.

Investment Concentrations

The Company's 15 largest fixed-maturity security global investment exposures were as follows:

Largest Global Fixed Maturity Security Investment Positions
(In millions)
December 31, 2021

		Total	% of Total
No.	Consolidated Corporate/Sovereign Exposure	Consolidated	Fixed Maturity	Credit
		Book Value	Securities	Rating
1	Japan National Government (1)	$50,186	46.74%	A+
2	MUFG Bank, Ltd.	391	.36
	MUFG Bank Ltd.	261	.24	A
	MUFG Bank Ltd.	130	.12	A-
3	Bank of America NA	391	.36
	Bank of America Corp	217	.20	A
	Bank of America Corp	174	.16	BBB+
4	Investcorp SA	371	.35	BB
5	E.On International Finance Bv	367	.34	BBB
6	Banobras	322	.30	BBB
7	Walt Disney Co.	301	.28	A-
8	Nordea Bank AB	296	.28	A-
9	AXA	284	.26	BBB+
10	Deutsche Telekom AG	281	.26	BBB+
11	Japan Expressway Holding and Debt	280	.26	A+
12	CFE	277	.26	BBB
13	AT&T Inc.	268	.25	BBB
14	Petroleos Mexicanos (Pemex)	261	.24	BB-
15	Investor AB	261	.24	AA-
	Subtotal	$54,537	50.79%
	Total fixed maturity securities	$107,377	100.00%
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

Geographical Exposure

The following table indicates the geographic exposure of the Company's debt securities as of December 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

	2021		2020
(In millions)	Amortized Cost	% of Total	Amortized Cost	% of Total
Japan	$54,701	50.9%	$60,010	51.6%
United States and Canada	30,971	28.8	32,350	27.9
United Kingdom	3,473	3.2	3,666	3.2
Germany	2,448	2.3	2,568	2.2
France	2,112	2.0	2,266	2.0
Peripheral Eurozone	1,916	1.8	2,026	1.7
Portugal	87	.1	97	.1
Italy	1,090	1.0	1,211	1.0
Ireland	99	.1	109	.1
Spain	640	.6	609	.5
Nordic Region	1,770	1.6	1,960	1.7
Sweden	905	.8	1,003	.9
Norway	366	.3	403	.3
Denmark	317	.3	352	.3
Finland	182	.2	202	.2
Other Europe	2,728	2.6	2,907	2.5
Netherlands	1,259	1.2	1,361	1.2
Switzerland	532	.5	499	.4
Czech Republic	461	.4	512	.4
Austria	122	.1	135	.1
Belgium	180	.2	198	.2
Poland	174	.2	193	.2
Luxembourg	0	.0	9	.0
Asia excluding Japan	2,198	2.0	2,561	2.2
Africa and Middle East	1,134	1.1	1,461	1.3
Latin America	2,056	1.9	2,296	2.0
Australia	1,578	1.5	1,764	1.5
All Others	292	.3	269	.2
Total fixed maturity securities	$107,377	100.0%	$116,104	100.0%

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

Equity Risk

Market prices for equity securities are subject to fluctuation and consequently the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from the relative price of alternative investments and general market conditions. The Company’s largest equity exposure as of December 31, 2021 is the investment in Trupanion, Inc., which has a cost basis of $200 million and a fair value of $480 million. Excluding Trupanion, the Company's three largest equity exposures had a fair value of $408 million or approximately 25% of its total investment in equity securities as of December 31, 2021. If equity prices experienced a hypothetical broad-based decline of 10%, the fair value of the Company's equity investments would decline by approximately $160 million.

Item 8. Financial Statements and Supplementary Data
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on the Company's evaluation under this framework, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.
KPMG LLP (PCAOB Firm ID 185), an independent registered public accounting firm, has issued an attestation report from the firm's location in Atlanta, Georgia on the effectiveness of internal control over the Company's financial reporting as of December 31, 2021, which is included herein.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on Internal Control Over Financial Reporting
We have audited Aflac Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
February 23, 2022

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Aflac Incorporated:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Aflac Incorporated and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedules II, III, and IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Assessment of the fair value of certain privately issued securities
As discussed in Note 5 to the consolidated financial statements, the Company invests in certain privately issued securities that require significant judgment in the estimation of fair value. The fair value of privately issued securities are estimated using discounted cash flow valuation models, developed by a third-party pricing vendor, and take into consideration unique characteristics of the securities and other market information to determine an issuer-specific credit curve to estimate expected cash flows. Judgement is required to determine the inputs and assumptions used in the valuation models, including the determination of the most appropriate comparable securities to develop an issuer-specific credit curve when it cannot be developed from the specific security features. As of December 31, 2021, the value of privately issued securities are included within the financial statement captions of fixed maturity securities available for sale, at fair value of $94,206 million; fixed maturity securities available for sale – consolidated variable

Item 8. Financial Statements and Supplementary Data
interest entities, at fair value of $4,490 million; and, fixed maturity securities held to maturity, at amortized cost of $22,000 million.
We identified the assessment of the fair value of certain privately issued securities as a critical audit matter. Due to the complexity of the valuation models, subjective auditor judgement and specialized valuation skills and knowledge were needed to evaluate the valuation models, the methodology used to estimate fair value and the Company's determination of the most appropriate comparable securities to develop an issuer-specific credit curve, when necessary.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the involvement of valuation professionals when appropriate, over the Company’s process to estimate the fair value of certain privately issued securities. This included controls over the Company’s determination of comparable securities, when appropriate, to develop an issuer- specific credit curve to be used in the valuation models to estimate fair value. We involved valuation professionals with specialized skills and knowledge to assist in assessing the estimated fair values of such securities, which included
•Evaluating the Company's valuation methodology for compliance with U.S. generally accepted accounting principles.
•Assessing the Company's model developed by a third party to estimate the fair value of privately issued securities by determining that differences in fair value between that model and the internally developed model above pre-established tolerances, if any, were investigated by the Company.
•Evaluating, for a selection of privately issued securities, the comparable securities used to develop an issuer-specific credit curve by assessing whether the determination of comparable securities was reasonable based on the Company’s methodology and our knowledge of the securities and the markets for such securities.
•Developing an independent estimate of fair value for a selection of privately issued securities based on independently developed valuation models and assumptions, as applicable, using market data sources and comparing our independent estimate to the Company's fair value.
Assessment of the estimate of unpaid policy claims
As discussed in Note 1 to the consolidated financial statements, unpaid policy claims are estimates computed primarily on an undiscounted basis using statistical analyses of historical claims experience adjusted for current trends and changed conditions. The estimates are evaluated by the Company and, as new claim experience emerges, the estimates are adjusted as necessary. As of December 31, 2021, the Company recorded a liability for unpaid policy claims of $4,836 million.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness, with the involvement of actuarial professionals when appropriate, of certain internal controls over the Company’s process to estimate the unpaid policy claims liability. This included controls related to the evaluation of the actuarial methodologies and assumptions used in the calculation of the unpaid policy claims liability. We involved actuarial professionals with specialized skills and knowledge to assist in assessing the unpaid policy claims liability, which included
•Assessing the actuarial methodologies and assumptions utilized by the Company by comparing them to generally accepted actuarial methodologies and historical results.
•Evaluating the Company’s estimate of the unpaid policy claims liability by comparing to historical results and our expectations of changes in the estimate.
•Developing an independent range for the estimate of unpaid policy claims for certain products to evaluate the Company’s recorded liability and assessing any movement of the recorded liability within our range.

Item 8. Financial Statements and Supplementary Data
•Evaluating the Company’s historical ability to estimate unpaid policy claims by comparing the unpaid policy claims liability for certain products recorded by the Company at various historical periods to an independent range developed using claims paid through December 31, 2021.
Assessment of the disclosure of the expected transition date impact on accumulated other comprehensive income from the adoption of ASU 2018-12
As discussed in Note 1 to the consolidated financial statements, the Company disclosed the expected transition impact of the adoption of ASU 2018-12 Financial Services – Insurance: Targeted Improvement to the Accounting for Long-Duration Contracts (the standard). The Company plans to adopt the standard on January 1, 2023 using the modified retrospective transition method. At transition, the standard requires the Company to estimate the liability for future policy benefits (LFPB) using current cash flow assumptions and a discount rate that is the current upper-medium grade (low credit risk) fixed-income instrument yield (discount rate). The Company currently estimates that the January 1, 2021 transition date (the transition date) impact from the adoption is likely to result in a decrease in accumulated other comprehensive income (AOCI) in a range between $18 billion and $20 billion. The variability around the impact of adoption results from the Company making certain estimates, primarily related to the determination of transition date market level yields and continuing to refine its discount rate methodology.
We identified the assessment of the disclosure of the Company’s expected transition date impact on AOCI as a critical audit matter. A high level of auditor effort, including specialized skills and knowledge, and subjective auditor judgment was involved in the evaluation of the estimate of the transition date LFPB and the estimated range of impact on AOCI from using the current LFPB discount rate assumptions at the transition date. Evaluations of the actuarial methodologies and certain cash flow assumptions (mortality, morbidity, and terminations) and projections and the methodology and assumptions used to develop separate U.S. and Japan discount rate curves required specialized valuation and actuarial skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls, with the involvement of valuation and actuarial professionals, when appropriate, over the Company’s process to estimate the range of the transition date impact on AOCI, including controls related to the actuarial methodologies and related cash flow assumptions and projections used to estimate the transition date LFPB and those related to the development of the discount rate curves. We involved valuation and actuarial professionals with specialized skills and knowledge to assist in assessing the disclosure of the range of the expected transition date impact on AOCI, which included
•Evaluating the Company’s estimate of the transition date LFPB and the estimated impact on AOCI for compliance with the standard.
•Assessing the methodology and assumptions utilized by the Company to develop separate discount rate curves for U.S. and Japan by developing independent discount rate curves and comparing them to those utilized by the Company.
•Assessing the actuarial methodologies utilized by the Company to estimate the transition date LFPB by evaluating the Company’s calculation of the transition date LFPB for compliance with generally accepted actuarial methodologies.
•Assessing the reasonableness of certain cash flow assumptions for a selection of policies by comparing them to the Company’s historical experience studies.
•Testing the Company’s estimate of the transition date LFPB by recalculating the projected cash flows for a selection of policies and comparing the results to the Company’s estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1963.
Atlanta, Georgia
February 23, 2022

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Earnings
Years Ended December 31,

(In millions, except for share and per-share amounts)	2021	2020	2019
Revenues:
Net earned premiums, principally supplemental health insurance	$17,647	$18,622	$18,780
Net investment income	3,818	3,638	3,578
Net investment gains (losses)	468	(270)	(135)
Other income (loss)	173	157	84
Total revenues	22,106	22,147	22,307
Benefits and expenses:
Benefits and claims, net	10,576	11,796	11,942
Acquisition and operating expenses:
Amortization of deferred policy acquisition costs	1,170	1,214	1,282
Insurance commissions	1,256	1,316	1,321
Insurance and other expenses (1)	3,544	3,420	3,089
Interest expense	238	242	228
Total acquisition and operating expenses	6,208	6,192	5,920
Total benefits and expenses	16,784	17,988	17,862
Earnings before income taxes	5,322	4,159	4,445
Income tax expense (benefit):
Current	1,095	794	806
Deferred	(98)	(1,413)	335
Income taxes	997	(619)	1,141
Net earnings	$4,325	$4,778	$3,304
Net earnings per share:
Basic	$6.42	$6.69	$4.45
Diluted	6.39	6.67	4.43
Weighted-average outstanding common shares used in computing earnings per share (In thousands):
Basic	673,617	713,702	742,414
Diluted	676,729	716,192	746,430
Cash dividends per share	$1.32	$1.12	$1.08
(1) Includes expense of $48 in 2021 and $15 in 2020 for the early extinguishment of debt.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31,

(In millions)	2021	2020	2019
Net earnings	$4,325	$4,778	$3,304
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(889)	510	252
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(929)	1,061	5,870
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(31)	159	(18)
Unrealized gains (losses) on derivatives during period	5	(1)	(12)
Pension liability adjustment during period	148	(7)	(85)
Total other comprehensive income (loss) before income taxes	(1,696)	1,722	6,007
Income tax expense (benefit) related to items of other comprehensive income (loss)	(155)	251	1,543
Other comprehensive income (loss), net of income taxes	(1,541)	1,471	4,464
Total comprehensive income (loss)	$2,784	$6,249	$7,768
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Balance Sheets
December 31,

(In millions, except for share and per-share amounts)	2021	2020
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value, (no allowance for credit losses in 2021 and $38 in 2020, amortized cost $82,105 in 2021 and $88,143 in 2020)	$94,206	$101,286
Fixed maturity securities available for sale - consolidated variable interest entities, at fair value (amortized cost $3,264 in 2021 and $3,487 in 2020)	4,490	4,596
Fixed maturity securities held to maturity, at amortized cost, net of allowance for credit losses of $8 in 2021 and $10 in 2020 (fair value $26,869 in 2021 and $30,399 in 2020)	22,000	24,464
Equity securities, at fair value	1,603	1,283
Commercial mortgage and other loans, net of allowance for credit losses of $174 in 2021 and $180 in 2020 (includes $9,740 in 2021 and $8,964 in 2020 of consolidated variable interest entities)	11,786	10,554
Other investments (includes $1,535 in 2021 and $826 in 2020 of consolidated variable interest entities)	3,842	2,429
Cash and cash equivalents	5,051	5,141
Total investments and cash	142,978	149,753
Receivables	693	796
Accrued investment income	737	780
Deferred policy acquisition costs	9,525	10,441
Property and equipment, at cost less accumulated depreciation	538	601
Other	3,071	2,715
Total assets	$157,542	$165,086
Liabilities and shareholders’ equity:
Liabilities:
Policy liabilities:
Future policy benefits	$90,588	$97,783
Unpaid policy claims	4,836	5,187
Unearned premiums	2,576	3,597
Other policyholders’ funds	7,072	7,824
Total policy liabilities	105,072	114,391
Income taxes	4,339	4,661
Payables for return of cash collateral on loaned securities	2,162	964
Notes payable and lease obligations	7,956	7,899
Other	4,760	3,612
Total liabilities	124,289	131,527
Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2021 and 2020; issued 1,352,739 shares in 2021 and 1,351,018 shares in 2020	135	135
Additional paid-in capital	2,529	2,410
Retained earnings	41,381	37,984
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,013)	(1,109)
Unrealized gains (losses) on fixed maturity securities	9,602	10,361
Unrealized gains (losses) on derivatives	(30)	(34)
Pension liability adjustment	(166)	(284)
Treasury stock, at average cost	(18,185)	(15,904)
Total shareholders’ equity	33,253	33,559
Total liabilities and shareholders’ equity	$157,542	$165,086
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2018	$135	$2,177	$31,788	$2,151	$(12,789)	$23,462
Net earnings	0	0	3,304	0	0	3,304
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	224	0	224
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	4,314	0	4,314
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(9)	0	(9)
Pension liability adjustment during period, net of income taxes	0	0	0	(65)	0	(65)
Dividends to shareholders (1) ($1.08 per share)	0	0	(801)	0	0	(801)
Exercise of stock options	0	29	0	0	0	29
Share-based compensation	0	54	0	0	0	54
Purchases of treasury stock	0	0	0	0	(1,656)	(1,656)
Treasury stock reissued	0	53	0	0	50	103
Balance at December 31, 2019	135	2,313	34,291	6,615	(14,395)	28,959
Cumulative effect of change in accounting principle - Accounting Standards Update (ASU) 2016-13, net of income taxes (2)	0	0	(56)	0	0	(56)
Cumulative effect of change in accounting principle - ASU 2019-04, net of income taxes (2)	0	0	0	848	0	848
Balance at January 1, 2020	135	2,313	34,235	7,463	(14,395)	29,751
Net earnings	0	0	4,778	0	0	4,778
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	514	0	514
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	965	0	965
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	(1)	0	(1)
Pension liability adjustment during period, net of income taxes	0	0	0	(7)	0	(7)
Dividends to shareholders (1) ($1.45 per share)	0	0	(1,029)	0	0	(1,029)
Exercise of stock options	0	12	0	0	0	12
Share-based compensation	0	53	0	0	0	53
Purchases of treasury stock	0	0	0	0	(1,565)	(1,565)
Treasury stock reissued	0	32	0	0	56	88
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
(1) Dividends to shareholders are recorded in the period in which they are declared.
(2) See Note 1 of the Notes to the Consolidated Financial Statements for the adoption of accounting guidance on January 1, 2020.
See the accompanying Notes to the Consolidated Financial Statements.

(continued)

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity (continued)

(In millions, except for per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance at December 31, 2020	$135	$2,410	$37,984	$8,934	$(15,904)	$33,559
Net earnings	0	0	4,325	0	0	4,325
Unrealized foreign currency translation gains (losses) during period, net of income taxes	0	0	0	(904)	0	(904)
Unrealized gains (losses) on fixed maturity securities during period, net of income taxes and reclassification adjustments	0	0	0	(759)	0	(759)
Unrealized gains (losses) on derivatives during period, net of income taxes	0	0	0	4	0	4
Pension liability adjustment during period, net of income taxes	0	0	0	118	0	118
Dividends to shareholders (1) ($1.39 per share)	0	0	(928)	0	0	(928)
Exercise of stock options	0	18	0	0	0	18
Share-based compensation	0	61	0	0	0	61
Purchases of treasury stock	0	0	0	0	(2,322)	(2,322)
Treasury stock reissued	0	40	0	0	41	81
Balance at December 31, 2021	$135	$2,529	$41,381	$7,393	$(18,185)	$33,253
(1) Dividends to shareholders are recorded in the period in which they are declared.
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Aflac Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

(In millions)	2021	2020	2019
Cash flows from operating activities:
Net earnings	$4,325	$4,778	$3,304
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Change in receivables and advance premiums	72	52	(32)
Capitalization of deferred policy acquisition costs	(1,063)	(1,142)	(1,452)
Amortization of deferred policy acquisition costs	1,170	1,214	1,282
Increase in policy liabilities	976	2,023	2,104
Change in income tax liabilities	118	(1,419)	(244)
Net investment (gains) losses	(468)	270	135
Other, net	(79)	182	358
Net cash provided (used) by operating activities	5,051	5,958	5,455
Cash flows from investing activities:
Proceeds from investments sold or matured:
Available-for-sale fixed maturity securities	4,157	3,725	5,284
Equity securities	264	234	650
Held-to-maturity fixed maturity securities	4	4	622
Commercial mortgage and other loans	4,099	2,085	1,814
Costs of investments acquired:
Available-for-sale fixed maturity securities	(5,813)	(4,772)	(6,934)
Equity securities	(492)	(498)	(347)
Commercial mortgage and other loans	(5,282)	(3,263)	(4,401)
Other investments, net	(1,066)	(860)	(653)
Settlement of derivatives, net	199	18	(9)
Cash received (pledged or returned) as collateral, net	1,511	(1,027)	926
Other, net	41	(265)	(123)
Net cash provided (used) by investing activities	(2,378)	(4,619)	(3,171)
Cash flows from financing activities:
Purchases of treasury stock	(2,301)	(1,537)	(1,627)
Proceeds from borrowings	1,153	1,545	615
Principal payments under debt obligations	(700)	(350)	0
Dividends paid to shareholders	(855)	(769)	(771)
Change in investment-type contracts, net	(36)	(11)	(1)
Treasury stock reissued	26	34	49
Other, net	(26)	(27)	22
Net cash provided (used) by financing activities	(2,739)	(1,115)	(1,713)
Effect of exchange rate changes on cash and cash equivalents	(24)	21	(12)
Net change in cash and cash equivalents	(90)	245	559
Cash and cash equivalents, beginning of period	5,141	4,896	4,337
Cash and cash equivalents, end of period	$5,051	$5,141	$4,896
Supplemental disclosures of cash flow information:
Income taxes paid	$880	$800	$1,384
Interest paid	213	210	190
Noncash interest	24	32	37
Noncash financing activities:
Lease obligations	46	56	132
Treasury stock issued for:
Associate stock bonus	19	19	15
Shareholder dividend reinvestment	32	29	30
Share-based compensation grants	4	6	5
See the accompanying Notes to the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data
Aflac Incorporated and Subsidiaries
Notes to the Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Aflac Incorporated (the Parent Company) and its subsidiaries (collectively, the Company) primarily sell supplemental health and life insurance in the United States (U.S.) and Japan. The Company's insurance business is marketed and administered through American Family Life Assurance Company of Columbus (Aflac) in the U.S. and through Aflac Life Insurance Japan Ltd. (ALIJ) in Japan. The Company’s operations consist of two reportable business segments: Aflac U.S., which includes Aflac, and Aflac Japan, which includes ALIJ. American Family Life Assurance Company of New York (Aflac New York) is a wholly owned subsidiary of Aflac. Most of Aflac's policies are individually underwritten and marketed through independent agents.With the exception of dental and vision products administered by Argus Dental & Vision, Inc. (Argus) and certain group life insurance products, Aflac U.S. markets and administers group products through Continental American Insurance Company (CAIC), branded as Aflac Group Insurance. The Company's insurance operations in the U.S. and Japan service the two markets for the Company's insurance business. Aflac Japan's revenues, including net gains and losses on its investment portfolio, accounted for 69% of the Company's total revenues in 2021, compared with 68% in 2020 and 69% in 2019. The percentage of the Company's total assets attributable to Aflac Japan was 82% at December 31, 2021, compared with 83% at December 31, 2020.

In November 2020, the Company, through its insurance subsidiaries Aflac and Aflac New York, acquired Zurich North America’s U.S. Corporate Life and Pensions business (Zurich), which consists of group life, disability and absence management products. Aflac and Aflac New York will reinsure on an indemnity basis Zurich's in-force group life and disability policies. Aflac also acquired assets needed to support the group life and disability business, along with an absence management platform.

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

Coronavirus Disease 2019 (COVID-19): The impact of the COVID-19 global pandemic on the Company continues to evolve. Both Aflac Japan and Aflac U.S. have taken measures to address employee health and safety and increase employees’ ability to develop and maintain more flexible working conditions, with return to office undertaken as warranted by local conditions, and operations have remained stable throughout 2021. The Company continues to monitor its investment portfolios to adjust to market conditions, including the continuing recovery, changes in monetary policy and inflation. Both Aflac Japan and Aflac U.S. have accelerated investments in digital initiatives to improve productivity, efficiency and customer service over the long term.

Item 8. Financial Statements and Supplementary Data
The Company also continues to closely monitor the effects and risks of COVID-19 to assess its impact on economic conditions in Japan and the U.S. and on the Company's business, financial condition, results of operations, liquidity and capital position.

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

Insurance premiums for most of the Company's health and life policies, including cancer, accident, hospital, critical illness, dental, vision, term life, whole life, long-term care and disability, are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. When earned premiums are reported, the related amounts of benefits and expenses are charged against such revenues, so that profits are recognized in proportion to earned premiums during the period the policies are expected to remain in force. This association is accomplished by means of annual additions to the liability for future policy benefits and the deferral and subsequent amortization of policy acquisition costs.

Premiums from the Company's products with limited-pay features, including term life, whole life, WAYS, and child endowment, are collected over a significantly shorter period than the period over which benefits are provided. Premiums for these products are recognized as earned premiums over the premium-paying periods of the contracts when due from policyholders. Any gross premium in excess of the net premium is deferred and recorded in earnings, such that profits are recognized in a constant relationship with insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

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

Item 8. Financial Statements and Supplementary Data
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

The Company has investments in marketable equity securities which are carried at fair value. Changes in the fair value of equity securities are recorded in earnings as a component of net investment gains and losses.

The Company has investments in variable interest entities (VIEs). Criteria for evaluating VIEs for consolidation focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The Company is the primary beneficiary of certain VIEs, and therefore consolidates these entities in its financial statements. While the consolidated VIEs generally operate within a defined set of contractual terms, there are certain powers that are retained by the Company that are considered significant in the conclusion that the Company is the primary beneficiary. These powers vary by structure but generally include the initial selection of the underlying collateral; the ability to obtain the underlying collateral in the event of default; and, the ability to appoint or dismiss key parties in the structure. In particular, the Company's powers surrounding the underlying collateral were considered to be the most significant powers because these most significantly impact the economics of the VIE. The Company has no obligation to provide any continuing financial support to any of the entities in which it is the primary beneficiary. The Company's maximum loss is limited to its original investment. Neither the Company nor any of its creditors have the ability to obtain the underlying collateral, nor does the Company have control over the instruments held in the VIEs, unless there is an event of default. For those entities where the Company is the primary beneficiary, the consolidated entity's assets are segregated on the balance sheet by the caption "consolidated variable interest entities," and consist of fixed maturity securities, equity securities, loan receivables, limited partnerships and derivative instruments.

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

The Company uses the specific identification method to determine the gain or loss from securities transactions and report the realized gain or loss in the consolidated statements of earnings as net investment gain or loss. Securities transactions are accounted for based on values as of the trade date of the transaction.

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

Item 8. Financial Statements and Supplementary Data
Other investments include policy loans, limited partnerships, and short-term investments with maturities at the time of purchase of one year or less, but greater than 90 days. Limited partnerships are accounted for using the equity method of accounting. Under the equity method of accounting, the Company reports its proportionate share of the investee's earnings or losses as a component of net investment income in its consolidated statements of earnings. The underlying investments held by the Company’s limited partnerships primarily consist of private equity and real estate. Short-term investments are stated at amortized cost, which approximates fair value.

Credit Losses: The Company estimates expected lifetime credit losses on financial assets measured at amortized cost including short-term receivables, premiums receivable, held-to-maturity fixed maturity securities, loan receivables, loan commitments and reinsurance recoverables. For available-for-sale fixed maturity securities, the Company evaluates estimated credit losses only when the fair value of the available-for-sale fixed maturity security is below its amortized cost basis. Credit loss changes are recorded as a component of net investment gains and losses for the Company’s held-to-maturity and available-for-sale securities, loan receivables, loan commitments and reinsurance recoverables, whereas credit losses on premium receivables are recorded in net earned premiums in the consolidated statement of earnings. The Company’s off-balance sheet credit exposure is primarily attributable to loan commitments that are not unconditionally cancellable. The Company considers the contractual period of exposure to credit risk, the likelihood that funding will occur, the risk of loss, and the current conditions and expectations of future economic conditions to develop the estimate of expected credit losses. The Company records the estimate of expected credit losses for certain loan commitments within other liabilities in the consolidated balance sheet.

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

The Company records due premium receivable net of current expected credit losses in the receivables line item in the consolidated balance sheet, utilizing an aging methodology based on historical loss information, adjusted for current conditions and reasonable and supportable forecasts. Changes in the estimated credit losses related to premium receivable are recorded in net earned premiums in the consolidated statement of earnings.

Prior to January 1, 2020, the Company followed other-than-temporary impairment (OTTI) guidance for its fixed maturity securities to recognize and measure OTTIs for its held-to-maturity and available-for-sale securities. For loans and loan receivables, the amortized cost reflected allowances for expected incurred losses based on past events and current economic conditions as of each reporting date.

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

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk attributable to the hedged item. At the inception of hedging relationships the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking the respective hedging relationship, and the methodology that will be used to assess the effectiveness of the hedge relationship at and subsequent to hedge inception. The Company documents the designation of each hedge as

Item 8. Financial Statements and Supplementary Data
either (i) a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability or the hedge of a forecasted transaction ("cash flow hedge"); (ii) a hedge of the estimated fair value of a recognized asset or liability ("fair value hedge"); or (iii) a hedge of a net investment in a foreign operation ("net investment hedge"). The documentation process includes linking derivatives and non-derivative financial instruments that are designated as hedges to specific assets or groups of assets or liabilities in the statement of financial position or to specific forecasted transactions and defining the effectiveness testing methods to be used. At the hedge inception and on an ongoing quarterly basis, the Company also formally assesses whether the derivatives and non-derivative financial instruments used in hedging activities have been, and are expected to continue to be, highly effective in offsetting their designated risk. Hedge effectiveness is assessed using qualitative and quantitative methods. The assessment of hedge effectiveness determines the accounting treatment of changes in fair value.
For assessing hedge effectiveness, qualitative methods may include the comparison of critical terms of the derivative to the hedged item, and quantitative methods may include regression, dollar offset, or other statistical analysis of changes in fair value or cash flows associated with the hedge relationship.
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In cash flow hedges, all components of each derivative's gain or loss are included in the assessment of hedge effectiveness. The ineffective portion of the change in the fair value of the derivative is recognized in earnings when it occurs.
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

Item 8. Financial Statements and Supplementary Data
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

Deferred Policy Acquisition Costs: Certain direct and incremental costs of acquiring insurance contracts are deferred and amortized with interest over the premium payment periods in proportion to the ratio of annual earned premium to total anticipated earned premium. Anticipated earned premium is estimated by using the same mortality, persistency and interest assumptions used in computing liabilities for future policy benefits. In this manner, the related acquisition expenses are matched with revenues. Deferred costs include the excess of current-year commissions over ultimate renewal-year commissions and certain incremental direct policy issue, underwriting and sales expenses. All of these incremental costs are directly related to successful policy acquisition.

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

For internal replacement transactions where the resulting contract is substantially unchanged, the policy is accounted for as a continuation of the replaced contract. Unamortized deferred acquisition costs from the original policy continue to be amortized over the expected life of the new policy, and the costs of replacing the policy are accounted for as policy maintenance costs and expensed as incurred. Examples include conversions of same age bands, certain family coverage changes, pricing era changes (decrease), ordinary life becomes reduced paid-up and certain reinstatements.

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

Goodwill: Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The amount of goodwill recognized is also impacted by measurement differences resulting from certain assets and liabilities not recorded at fair value (e.g. income taxes, employee benefits). Goodwill is not amortized, but is tested for impairment at a level of a reporting unit at least annually, in the same reporting period each year. Goodwill is included in the line item “Other” assets in the consolidated balance sheets and was $268 million as of December 31, 2021, compared with $269 million at December 31, 2020. A significant majority of the goodwill balance is attributable to the following business combinations within the Aflac U.S. segment, which represents the reporting unit for goodwill impairment testing: (i) CAIC acquisition in 2009, (ii) Empoweredbenefits acquisition in 2015, (iii) Argus acquisition in 2019, and (iv) acquisition of Zurich's business in the fourth quarter of 2020.

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

Item 8. Financial Statements and Supplementary Data
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

Unearned premiums consist primarily of discounted advance premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as earned premiums over the contractual premium payment period.

Other policyholders’ funds liability consists primarily of the fixed annuity line of business in Aflac Japan which has fixed benefits and premiums.

For internal replacements that are determined to be substantially changed, policy liabilities related to the original policy that was replaced are immediately released, and policy liabilities are established for the new insurance contract. Further, the policy reserves are evaluated based on the new policy features, and any change (up or down) necessary is recognized at the date of contract change/modification. Examples include conversions to higher age bands, certain family coverage changes, pricing era changes (increase), lapse & re-issue, certain reinstatements and certain other contract conversions. However, for internal replacements that are considered substantially unchanged, no changes to the reserves are recognized.

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

Item 8. Financial Statements and Supplementary Data

Reclassifications: Certain reclassifications have been made to prior-year amounts to conform to current-year reporting classifications. These reclassifications had no impact on net earnings or total shareholders' equity.

New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

ASU 2020-04 Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as clarified and amended by:
ASU 2021-01 Reference Rate Reform: Relief Extended to Derivatives Impacted by Discounting Transition

In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform.

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

This standard was adopted on April 1, 2020. The adoption of the new guidance did not have an impact on the Company’s financial statements. The Company will continue to evaluate the impacts of reference rate reform on contract modifications and hedging relationships through December 31, 2022.

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

This standard was adopted on January 1, 2020. The adoption of this guidance resulted in a reclassification of $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity to the available-for-sale category. The reclassification resulted in recording in beginning 2020 accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis, based on the securities’ fair values on the reclassification date. The reclassification impacted the adoption of ASU 2016-13 (see ASU 2016-13 below for additional details).

Item 8. Financial Statements and Supplementary Data
ASU 2016-02 Leases, as clarified and amended by:
ASU 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842
ASU 2018-10, Codification Improvements to Topic 842, Leases
ASU 2018-11, Leases, Targeted Improvements
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

This standard was adopted on January 1, 2019. The Company has operating and finance leases for office space and equipment. The Company elected the short-term lease exemption for all classes of leases which allows the Company to not recognize right-of-use assets and lease liabilities on the consolidated balance sheet and allows the Company to recognize the lease expense for short-term leases on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components and applied it to all classes of leases where the non-lease components are not significant. Some of the Company's leases include options to extend or terminate the lease and the lease terms may include such options when it is reasonably certain that the Company will exercise that option. Certain leases also include options to purchase the leased property. The leases within scope of the leases update increased the Company's right-of-use assets and lease liabilities recorded in its beginning 2019 consolidated balance sheet by $134 million.

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

ASU 2016-13 Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as clarified and amended by:
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815,             Derivatives and Hedging, and Topic 825, Financial Instruments
ASU 2019-05, Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief
ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

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

This standard was adopted on January 1, 2020. The Company recorded a cumulative effect adjustment with a decrease to beginning 2020 retained earnings of $56 million, net of taxes. See Note 3 of the Notes to the Consolidated Financial Statements for credit loss disclosures. The following line items in the consolidated balance sheets were most significantly impacted by the adoption of the new accounting standard:

•Fixed maturity securities held to maturity, at amortized cost
•Commercial mortgage and other loans
•Reinsurance recoverable, included within Other asset

Item 8. Financial Statements and Supplementary Data

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

Item 8. Financial Statements and Supplementary Data
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
•For DAC amortization, the Company has made a preliminary election to group insurance policies into cohorts that are consistent with the groupings used in estimating the associated LFPB. DAC will be amortized on a constant level basis for the grouped contracts over the expected remaining term of the related contracts. For both life and health products issued by Aflac Japan, the constant-level basis used will be units in force, which is a proxy for face amount and insurance in force, respectively. For life products issued by Aflac U.S., the constant level basis used will be face amount of policies in force; for health products issued by Aflac U.S., the constant level basis used will be the number of policies in force.
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

2.    BUSINESS SEGMENT AND FOREIGN INFORMATION
The Company consists of two reportable insurance business segments: Aflac Japan and Aflac U.S., both of which sell supplemental health and life insurance. In addition, the Parent Company, other operating business units that are not individually reportable and business activities, including reinsurance retrocession activities, not included in Aflac Japan or Aflac U.S. are included in Corporate and other.

The Company does not allocate corporate overhead expenses to business segments. Consistent with U.S. GAAP accounting guidance for segment reporting, the Company evaluates and manages its business segments using a financial performance measure called pretax adjusted earnings. Adjusted earnings are adjusted revenues less benefits and adjusted expenses. The adjustments to both revenues and expenses account for certain items that cannot be predicted or that are outside management’s control. Adjusted revenues are U.S. GAAP total revenues excluding net investment gains and losses, except for amortized hedge costs/income related to foreign currency exposure management strategies and net interest cash flows from derivatives associated with certain investment strategies. Adjusted expenses are U.S. GAAP total acquisition and operating expenses including the impact of interest cash flows from derivatives associated with notes payable but excluding any nonrecurring or other items not associated with the normal course of the Company’s insurance

Item 8. Financial Statements and Supplementary Data
operations and that do not reflect the Company’s underlying business performance. The Company excludes income taxes related to operations to arrive at pretax adjusted earnings. Information regarding operations by reportable segment and Corporate and other for the years ended December 31 follows:

(In millions)	2021	2020	2019
Revenues:
Aflac Japan:
Net earned premiums:
Cancer	$5,829	$6,119	$6,031
Medical and other health	3,400	3,596	3,582
Life insurance	2,624	2,955	3,159
Adjusted net investment income (1),(2)	3,031	2,659	2,496
Other income	41	42	45
Total adjusted revenue Aflac Japan	14,925	15,371	15,313
Aflac U.S.:
Net earned premiums:
Accident/disability	2,524	2,614	2,665
Cancer	1,216	1,275	1,309
Other health	1,542	1,571	1,548
Life insurance	332	298	286
Adjusted net investment income (3)	754	705	720
Other income	121	102	22
Total adjusted revenue Aflac U.S.	6,489	6,565	6,550
Corporate and other (4), (5)	175	384	393
Total adjusted revenues	21,589	22,320	22,256
Net investment gains (losses) (1),(2),(3),(4)	517	(173)	51
Total revenues	$22,106	$22,147	$22,307
(1) Amortized hedge costs of $76, $206 and $257 in 2021, 2020 and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(33), $9, and $(17) in 2021, 2020, and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $2 and $3 in 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $57, $97 and $89 in 2021, 2020 and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) The change in value of federal historic rehabilitation and solar investments in partnerships of $138 in 2021 is included as a reduction to net investment income. Tax credits on these investments of $115 in 2021 has been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.

Item 8. Financial Statements and Supplementary Data

(In millions)	2021	2020	2019
Pretax earnings:
Aflac Japan (1),(2)	$3,754	$3,263	$3,261
Aflac U.S. (3)	1,478	1,268	1,272
Corporate and other (4),(5),(6)	(298)	(115)	(72)
Pretax adjusted earnings (7)	4,934	4,416	4,461
Net investment gains (losses) (1),(2),(3),(4),(5)	462	(229)	(15)
Other income (loss)	(74)	(28)	(1)
Total earnings before income taxes	$5,322	$4,159	$4,445
Income taxes applicable to pretax adjusted earnings	$915	$864	$1,147
Effect of foreign currency translation on after-tax adjusted earnings	(38)	31	15
(1) Amortized hedge costs of $76, $206 and $257 in 2021, 2020 and 2019, respectively, related to certain foreign currency exposure management strategies have been reclassified from net investment gains (losses) and reported as a deduction from net investment income when analyzing operations.
(2) Net interest cash flows from derivatives associated with certain investment strategies of $(33), $9, and $(17) in 2021, 2020, and 2019, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(3) Net interest cash flows from derivatives associated with certain investment strategies of $2 and $3 in 2021 and 2020, respectively, have been reclassified from net investment gains (losses) and included in adjusted earnings as a component of net investment income when analyzing operations.
(4) Amortized hedge income of $57, $97 and $89 in 2021, 2020 and 2019, respectively, related to certain foreign currency exposure management strategies has been reclassified from net investment gains (losses) and reported as an increase to net investment income when analyzing operations.
(5) A gain of $55, $56 and $66 in 2021, 2020 and 2019, respectively, related to the interest rate component of the change in fair value of foreign currency swaps on notes payable has been reclassified from net investment gains (losses) and included in adjusted earnings when analyzing operations.
(6) The change in value of federal historic rehabilitation and solar investments in partnerships of $138 in 2021 is included as a reduction to net investment income. Tax credits on these investments of $115 in 2021 has been recorded as an income tax benefit in the consolidated statement of earnings. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on these investments.
(7) Includes $170, $167 and $135 of interest expense on debt in 2021, 2020 and 2019, respectively.

Assets as of December 31 were as follows:

(In millions)	2021	2020
Assets:
Aflac Japan	$128,536	$137,271
Aflac U.S.	23,106	22,864
Corporate and other	5,900	4,951
Total assets	$157,542	$165,086

Yen-Translation Effects: The following table shows the yen/dollar exchange rates used for or during the periods ended December 31. Exchange effects were calculated using the same yen/dollar exchange rate for the current year as for each respective prior year.

	2021	2020	2019
Statements of Earnings:
Weighted-average yen/dollar exchange rate (1)	109.79	106.86	109.07
Yen percent strengthening (weakening)	(2.7)%	2.1%	1.2%
Exchange effect on pretax adjusted earnings (in millions)	$(47)	$38	$20

Item 8. Financial Statements and Supplementary Data

	2021	2020
Balance Sheets:
Yen/dollar exchange rate at December 31(1)	115.02	103.50
Yen percent strengthening (weakening)	(10.0)%	5.9%
Exchange effect on total assets (in millions)	$(9,635)	$7,970
Exchange effect on total liabilities (in millions)	(7,566)	7,870
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

(In millions)	2021	2020	2019
Management fees	$59	$71	$75
Allocated expenses	0	0	4
Profit remittances	2,138	1,215	2,070
Total transfers from Aflac Japan	$2,197	$1,286	$2,149

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

(In millions)	2021	2020
Property and equipment:
Land	$168	$168
Buildings	491	523
Equipment and furniture	542	566
Total property and equipment	1,201	1,257
Less accumulated depreciation	663	656
Net property and equipment	$538	$601

Receivables: Receivables consist primarily of monthly insurance premiums due from individual policyholders or their employers for payroll deduction of premiums, net of current expected credit losses. At December 31, 2021, $195 million, or 28.1% of total receivables, were related to Aflac Japan's operations, compared with $201 million, or 25.2%, at December 31, 2020.

Item 8. Financial Statements and Supplementary Data
3. INVESTMENTS
Net Investment Income

The components of net investment income for the years ended December 31 were as follows:

(In millions)	2021	2020	2019
Fixed maturity securities	$3,068	$3,113	$3,141
Equity securities	35	29	37
Commercial mortgage and other loans	570	545	468
Other investments (1)	356	145	53
Short-term investments and cash equivalents	7	18	56
Gross investment income	4,036	3,850	3,755
Less investment expenses	218	212	177
Net investment income	$3,818	$3,638	$3,578
(1) The change in value of federal historic rehabilitation and solar investments in partnerships of $138 in 2021 is included as a reduction to net investment income. Tax credits on these investments of $115 in 2021 have been recorded as an income tax benefit in the consolidated statement of earnings.
Investment Holdings
The amortized cost for the Company's investments in fixed maturity securities, the cost for equity securities and the fair values of these investments at December 31 are shown in the following tables.

	2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$30,335	$0	$3,343	$61	$33,617
Municipalities	1,192	0	322	5	1,509
Mortgage- and asset-backed securities	300	0	19	1	318
Public utilities	4,462	0	906	2	5,366
Sovereign and supranational	760	0	82	0	842
Banks/financial institutions	6,963	0	787	72	7,678
Other corporate	7,148	0	1,535	26	8,657
Total yen-denominated	51,160	0	6,994	167	57,987
U.S. dollar-denominated:
U.S. government and agencies	196	0	8	1	203
Municipalities	1,340	0	189	2	1,527
Mortgage- and asset-backed securities	897	0	33	2	928
Public utilities	3,781	0	909	5	4,685
Sovereign and supranational	222	0	57	6	273
Banks/financial institutions	3,169	0	747	3	3,913
Other corporate	24,604	0	4,629	53	29,180
Total U.S. dollar-denominated	34,209	0	6,572	72	40,709
Total securities available for sale	$85,369	$0	$13,566	$239	$98,696

Item 8. Financial Statements and Supplementary Data

	2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale, carried at fair value through other comprehensive income:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$32,959	$0	$4,182	$52	$37,089
Municipalities	1,324	0	374	5	1,693
Mortgage- and asset-backed securities	342	0	27	1	368
Public utilities	4,777	0	1,096	1	5,872
Sovereign and supranational	981	0	108	0	1,089
Banks/financial institutions	7,552	0	886	102	8,336
Other corporate	8,114	0	1,747	37	9,824
Total yen-denominated	56,049	0	8,420	198	64,271
U.S. dollar-denominated:
U.S. government and agencies	245	0	16	0	261
Municipalities	1,154	0	173	2	1,325
Mortgage- and asset-backed securities	667	0	8	5	670
Public utilities	4,013	0	947	15	4,945
Sovereign and supranational	232	0	64	3	293
Banks/financial institutions	2,973	0	758	7	3,724
Other corporate	26,297	38	4,385	251	30,393
Total U.S. dollar-denominated	35,581	38	6,351	283	41,611
Total securities available for sale	$91,630	$38	$14,771	$481	$105,882

	2021
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$21,089	$3	$21,086	$4,613	$0	$25,699
Municipalities	335	0	335	101	0	436
Public utilities	44	1	43	12	0	55
Sovereign and supranational	518	4	514	136	0	650
Other corporate	22	0	22	7	0	29
Total yen-denominated	22,008	8	22,000	4,869	0	26,869
Total securities held to maturity	$22,008	$8	22,000	$4,869	$0	$26,869

Item 8. Financial Statements and Supplementary Data

	2020
(In millions)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Yen-denominated:
Japan government and agencies	$23,448	$3	$23,445	$5,625	$0	$29,070
Municipalities	377	0	377	122	0	499
Public utilities	48	1	47	14	0	61
Sovereign and supranational	577	6	571	165	0	736
Other corporate	24	0	24	9	0	33
Total yen-denominated	24,474	10	24,464	5,935	0	30,399
Total securities held to maturity	$24,474	$10	$24,464	$5,935	$0	$30,399

	2021	2020
(In millions)	Fair Value	Fair Value
Equity securities, carried at fair value through net earnings:
Equity securities:
Yen-denominated	$744	$680
U.S. dollar-denominated	817	603
Other currencies	42	0
Total equity securities	$1,603	$1,283

The methods of determining the fair values of the Company's investments in fixed maturity securities and equity securities are described in Note 5.

During 2021 and 2019, the Company did not reclassify any investments from the held-to-maturity category to the available-for-sale category. During 2020, as a result of the adoption of ASU 2019-04 discussed in Note 1, the Company reclassified $6.9 billion (at amortized cost) of pre-payable fixed-maturity securities from the held-to-maturity category to the available-for-sale category. This reclassification resulted in recording in accumulated other comprehensive income a net unrealized gain of $848 million on an after-tax basis.

Item 8. Financial Statements and Supplementary Data
Contractual and Economic Maturities

The contractual and economic maturities of the Company's investments in fixed maturity securities at December 31, 2021, were as follows:

(In millions)	Amortized Cost (1)	Fair Value
Available for sale:
Due in one year or less	$984	$1,015
Due after one year through five years	8,145	8,782
Due after five years through 10 years	13,288	15,491
Due after 10 years	61,755	72,163
Mortgage- and asset-backed securities	1,197	1,245
Total fixed maturity securities available for sale	$85,369	$98,696
Held to maturity:
Due in one year or less	$0	$0
Due after one year through five years	44	48
Due after five years through 10 years	10,121	11,772
Due after 10 years	11,835	15,049
Mortgage- and asset-backed securities	0	0
Total fixed maturity securities held to maturity	$22,000	$26,869
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

Investment exposures that individually exceeded 10% of shareholders' equity as of December 31 were as follows:

	2021			2020
(In millions)	Credit Rating	Amortized Cost	Fair Value	Credit Rating	Amortized Cost	Fair Value
Japan National Government(1)	A+	$50,186	$57,862	A+	$55,153	$64,657
(1)Japan Government Bonds (JGBs) or JGB-backed securities

Net Investment Gains and Losses

Information regarding pretax net gains and losses from investments for the years ended December 31 follows:

Item 8. Financial Statements and Supplementary Data

(In millions)	2021	2020	2019
Net investment gains (losses):
Sales and redemptions:
Fixed maturity securities available for sale:
Gross gains from sales	$64	$31	$115
Gross losses from sales	(52)	(47)	(68)
Foreign currency gains (losses) on sales and redemptions	1	(69)	(16)
Total sales and redemptions	13	(85)	31
Equity securities	164	184	101
Loan loss reserves (1)	0	0	(18)
Credit losses:
Fixed maturity securities available for sale	38	(38)	0
Fixed maturity securities held to maturity	1	1	0
Commercial mortgage and other loans	6	(93)	0
Impairment losses (2)	(20)	(49)	(13)
Loan commitments	4	(21)	0
Reinsurance recoverables and other	(2)	0	0
Total credit losses	27	(200)	(13)
Derivatives and other:
Derivative gains (losses)	(805)	399	(174)
Foreign currency gains (losses)	1,069	(568)	(62)
Total derivatives and other	264	(169)	(236)
Total net investment gains (losses)	$468	$(270)	$(135)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only
(2) Includes OTTI losses in 2019

The unrealized holding gains, net of losses, recorded as a component of net investment gains and losses for the year ended December 31, 2021, that relate to equity securities still held at the December 31, 2021, reporting date was $141 million.

Unrealized Investment Gains and Losses

Information regarding changes in unrealized gains and losses from investments recorded in AOCI for the years ended December 31 follows:

(In millions)	2021	2020	2019
Changes in unrealized gains (losses):
Fixed maturity securities, available for sale	$(960)	$2,399	$5,852
Total change in unrealized gains (losses)	$(960)	$2,399	$5,852

Effect on Shareholders' Equity

The net effect on shareholders' equity of unrealized gains and losses from fixed maturity securities at December 31 was as follows:

(In millions)	2021	2020
Unrealized gains (losses) on securities available for sale	$13,330	$14,290
Deferred income taxes	(3,728)	(3,929)
Shareholders’ equity, unrealized gains (losses) on fixed maturity securities	$9,602	$10,361

Item 8. Financial Statements and Supplementary Data
Gross Unrealized Loss Aging

The following tables show the fair values and gross unrealized losses of the Company's available-for-sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31.

	2021
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
U.S. government and agencies:
U.S. dollar-denominated	$1	$1	$0	$1	$1	$0
Japan government and agencies:
Yen-denominated	2,868	61	445	3	2,423	58
Municipalities:
U.S. dollar-denominated	82	2	79	2	3	0
Yen-denominated	187	5	53	0	134	5
Mortgage- and asset- backed securities:
U.S. dollar-denominated	278	2	278	2	0	0
Yen-denominated	33	1	0	0	33	1
Public utilities:
U.S. dollar-denominated	130	5	70	2	60	3
Yen-denominated	26	2	0	0	26	2
Sovereign and supranational:
U.S. dollar-denominated	37	6	6	1	31	5
Banks/financial institutions:
U.S. dollar-denominated	292	3	274	3	18	0
Yen-denominated	2,074	72	1,011	16	1,063	56
Other corporate:
U.S. dollar-denominated	1,365	53	458	8	907	45
Yen-denominated	541	26	274	4	267	22
Total	$7,914	$239	$2,948	$42	$4,966	$197

Item 8. Financial Statements and Supplementary Data

	2020
	Total		Less than 12 months		12 months or longer
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed maturity securities available for sale:
Japan government and agencies:
Yen-denominated	$2,604	$52	$2,604	$52	$0	$0
Municipalities:
U.S. dollar-denominated	94	2	94	2	0	0
Yen-denominated	183	5	169	4	14	1
Mortgage- and asset- backed securities:
U.S. dollar-denominated	360	5	360	5	0	0
Yen-denominated	37	1	37	1	0	0
Public utilities:
U.S. dollar-denominated	326	15	208	7	118	8
Yen-denominated	135	1	135	1	0	0
Sovereign and supranational:
U.S. dollar-denominated	39	3	39	3	0	0
Banks/financial institutions:
U.S. dollar-denominated	82	7	44	1	38	6
Yen-denominated	1,809	102	765	36	1,044	66
Other corporate:
U.S. dollar-denominated	4,499	251	2,157	59	2,342	192
Yen-denominated	613	37	290	13	323	24
Total	$10,781	$481	$6,902	$184	$3,879	$297

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a

Item 8. Financial Statements and Supplementary Data
result, a credit allowance will be estimated. Refer to the Allowance for Credit Losses section below for additional information.

Commercial Mortgage and Other Loans

The Company classifies its TREs, CMLs and MMLs as held-for-investment and includes them in the commercial mortgage and other loans line on the consolidated balance sheets. The Company carries them on the balance sheet at amortized cost less an estimated allowance for credit losses.

The table below reflects the composition of the carrying value for commercial mortgage and other loans by property type as of December 31.

(In millions)	2021		2020
	Amortized Cost	% of Total	Amortized Cost	% of Total
Commercial Mortgage and other loans
Transitional real estate loans:
Office	$2,001	16.7	$2,115	19.7
Retail	267	2.2	125	1.2
Apartments/Multi-Family	1,893	15.8	1,782	16.6
Industrial	94	.8	85	.8
Hospitality	876	7.3	1,106	10.3
Other	228	1.9	81	.7
Total transitional real estate loans	5,359	44.7	5,294	49.3
Commercial mortgage loans:
Office	398	3.3	401	3.7
Retail	332	2.8	340	3.2
Apartments/Multi-Family	649	5.4	588	5.5
Industrial	525	4.4	391	3.6
Total commercial mortgage loans	1,904	15.9	1,720	16.0
Middle market loans	4,697	39.4	3,720	34.7
Total commercial mortgage and other loans	$11,960	100.0	$10,734	100.0
Allowance for credit losses	(174)		(180)
Total net commercial mortgage and other loans	$11,786		$10,554

Commercial mortgage and transitional real estate loans were secured by properties entirely within the U.S. (with the largest concentrations in California (21%), Texas (12%) and Florida (8%)). Middle market loans are issued only to companies domiciled within the U.S. and Canada.

Transitional Real Estate Loans

Transitional real estate loans are commercial mortgage loans that are typically relatively short-term floating rate instruments secured by a first lien on the property. These loans provide funding for properties undergoing a change in their physical characteristics and/or economic profile and do not typically require any principal repayment prior to the maturity date. This loan portfolio is generally considered to be investment grade. As of December 31, 2021, the Company had $665 million in outstanding commitments to fund transitional real estate loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Commercial Mortgage Loans

Commercial mortgage loans are typically fixed rate loans on commercial real estate with partial repayment of principal over the life of the loan with the remaining outstanding principal being repaid upon maturity. This loan portfolio is generally considered higher quality investment grade loans. As of December 31, 2021, the Company had no outstanding commitments to fund commercial mortgage loans. These commitments are contingent on the final underwriting and due diligence to be performed.

Item 8. Financial Statements and Supplementary Data

Middle Market Loans

Middle market loans are typically first lien senior secured cash flow loans to small to mid-size companies for working capital, refinancing, acquisition, and recapitalization. These loans are generally considered to be below investment grade. The carrying value for middle market loans included $11 million and $25 million for a short term credit facility that is reflected in other liabilities on the consolidated balance sheets, as of December 31, 2021, and 2020, respectively.

As of December 31, 2021, the Company had commitments of approximately $1.4 billion to fund future middle market loans. These commitments are contingent upon the availability of middle market loans that meet the Company's underwriting criteria.

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

Item 8. Financial Statements and Supplementary Data
The following tables present as of December 31, 2021 the amortized cost basis of TREs, CMLs and MMLs by year of origination and credit quality indicator.

Transitional Real Estate Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Total
Loan-to-Value Ratio:
0%-59.99%	$866	$36	$502	$85	$0	$0	$1,489
60%-69.99%	620	136	840	465	50	0	2,111
70%-79.99%	846	153	312	279	73	0	1,663
80% or greater	68	28	0	0	0	0	96
Total	$2,400	$353	$1,654	$829	$123	$0	$5,359

Commercial Mortgage Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Total	Weighted-Average DSCR
Loan-to-Value Ratio:
0%-59.99%	$306	$47	$522	$167	$68	$535	$1,645	2.53
60%-69.99%	34	0	86	0	0	114	234	1.92
70%-79.99%	0	0	0	0	0	25	25	1.65
80% or greater	0	0	0	0	0	0	0	0.00
Total	$340	$47	$608	$167	$68	$674	$1,904	2.45
Weighted Average DSCR	2.83	1.93	2.46	2.29	2.75	2.30

Middle Market Loans
(In millions)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Credit Ratings:
BBB	$136	$67	$43	$24	$0	$0	$72	$342
BB	353	332	234	134	42	24	275	1,394
B	721	482	568	267	179	111	246	2,574
CCC	0	22	64	60	79	47	74	346
CC	0	0	0	14	26	0	1	41
C and lower	0	0	0	0	0	0	0	0
Total	$1,210	$903	$909	$499	$326	$182	$668	$4,697

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

Item 8. Financial Statements and Supplementary Data
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

The Company’s held-to-maturity fixed maturity portfolio includes Japan Government and Agency securities of $20.9 billion amortized cost as of December 31, 2021 that meet the requirements for zero-credit-loss expectation and therefore these asset classes have been excluded from the current expected credit loss measurement.

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

The Company granted certain loan modifications in its MML and TRE portfolios during the year ended December 31, 2021. As of December 31, 2021 these loan modifications did not have a material impact on the Company’s results of operations.

The Company had no troubled debt restructurings (TDRs) during the year ended December 31, 2021 and an immaterial amount of TDRs during the year ended December 31, 2020 due to COVID-19. For certain TDRs, modifications resulted in write-offs for certain loans where the modified loan resulted in a forgiveness of existing principal and are included in the rollforward of the allowance for credit losses below.

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

As of December 31, 2021 and 2020, the Company had an immaterial amount of loans and fixed maturity securities on nonaccrual status.

The following table presents the roll forward of the allowance for credit losses by portfolio segment for the years ended December 31.

Item 8. Financial Statements and Supplementary Data

(In millions)	Transitional Real Estate Loans	Commercial Mortgage Loans	Middle Market Loans	Held to Maturity Securities	Available for Sale Securities	Reinsurance Recoverables
Balance at December 31, 2019 (1)	$(22)	$(3)	$(20)	$0	$0	$0
Transition impact to retained earnings	(2)	(8)	(33)	(10)	0	(11)
(Addition to) release of allowance for credit losses	(39)	(21)	(41)	0	(75)	(1)
Write-offs, net of recoveries	0	0	9	0	37	0
Balance at December 31, 2020	(63)	(32)	(85)	(10)	(38)	(12)
(Addition to) release of allowance for credit losses	(5)	22	(11)	1	26	(2)
Write-offs, net of recoveries	0	0	0	0	12	0
Change in foreign exchange	0	0	0	1	0	1
Balance at December 31, 2021	$(68)	$(10)	$(96)	$(8)	$0	$(13)
(1) U.S. GAAP guidance adopted as of January 1, 2020 has superseded these losses, included for comparative purposes only.

For assets that are subject to the credit loss measurement, the change in credit loss allowance will be significantly impacted by purchases and sales in those assets during the period as well as entering into new non-cancelable loan commitments. During the first quarter of 2020, the Company entered into a loan commitment with an external manager that met the requirements to recognize a credit loss on over $2.2 billion of loan commitments in MMLs over the next few years. The estimate of credit losses for loan commitments was $31 million and $35 million as of December 31, 2021, and 2020, respectively.

Other Investments
The table below reflects the composition of the carrying value for other investments as of December 31.

(In millions)	2021	2020
Other investments:
Policy loans	$236	$260
Short-term investments (1)	1,726	1,139
Limited partnerships	1,858	1,004
Other	22	26
Total other investments	$3,842	$2,429
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

As of December 31, 2021, the Company had $1.8 billion in outstanding commitments to fund alternative investments in limited partnerships.

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

Item 8. Financial Statements and Supplementary Data
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
Investments in Consolidated Variable Interest Entities

	2021		2020
(In millions)	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Assets:
Fixed maturity securities, available for sale	$3,264	$4,490	$3,487	$4,596
Commercial mortgage and other loans	9,740	9,910	8,964	9,040
Other investments (2)	1,535	1,535	826	826
Other assets (3)	78	78	133	133
Total assets of consolidated VIEs	$14,617	$16,013	$13,410	$14,595
Liabilities:
Other liabilities (3)	$414	$414	$231	$231
Total liabilities of consolidated VIEs	$414	$414	$231	$231
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

Item 8. Financial Statements and Supplementary Data
Investments in Variable Interest Entities Not Consolidated

	2021		2020
(In millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Assets:
Fixed maturity securities, available for sale	$4,779	$5,864	$5,477	$6,767
Other investments (1)	323	323	178	178
Total investments in VIEs not consolidated	$5,102	$6,187	$5,655	$6,945
(1) Consists entirely of alternative investments in limited partnerships

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
	2021			2020
(In millions)	Overnight and Continuous(1)	Up to 30 days	Total	Overnight and Continuous(1)	Up to 30 days	Total
Securities lending transactions:
Fixed maturity securities:
Japan government and agencies	$0	$920	$920	$0	$0	$0
Public utilities	40	0	40	57	0	57
Sovereign and supranational	2	0	2	3	0	3
Banks/financial institutions	88	0	88	63	0	63
Other corporate	1,112	0	1,112	841	0	841
Total borrowings	$1,242	$920	$2,162	$964	$0	$964
Gross amount of recognized liabilities for securities lending transactions			$2,162			$964
(1) The related loaned security, under the Company's U.S. securities lending program, can be returned to the Company at the transferee's discretion; therefore, they are classified as Overnight and Continuous.

In connection with securities lending, in addition to cash collateral received, the Company received from counterparties securities collateral of $6.8 billion and $6.7 billion at December 31, 2021 and 2020, respectively, which may not be sold or re-pledged, unless the counterparty is in default. Such securities collateral is not reflected on the consolidated financial statements.

The Company did not have any repurchase agreements or repurchase-to-maturity transactions outstanding as of December 31, 2021 and 2020, respectively.

Certain fixed maturity securities can be pledged as collateral as part of derivative transactions, or pledged to support state deposit requirements on certain investment programs. For additional information regarding pledged securities related to derivative transactions, see Note 4.

At December 31, 2021, debt securities with a fair value of $17 million were on deposit with regulatory authorities in the U.S. (including U.S. territories). The Company retains ownership of all securities on deposit and receives the related investment income.

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

Item 8. Financial Statements and Supplementary Data

•bond purchase commitments at the inception of investments in consolidated VIEs.

Some of the Company's derivatives are designated as cash flow hedges, fair value hedges or net investment hedges; however, other derivatives do not qualify for hedge accounting or the Company elects not to designate them as accounting hedges.

Derivative Types

Foreign currency forwards and options are executed for the Aflac Japan segment in order to hedge the currency risk on the carrying value of certain U.S. dollar-denominated investments. The average maturity of these forwards and options can change depending on factors such as market conditions and types of investments being held. In situations where the maturity of the forwards and options is shorter than the underlying investment being hedged, the Company may enter into new forwards and options near maturity of the existing derivative in order to continue hedging the underlying investment. In forward transactions, Aflac Japan agrees with another party to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. The Company also uses one-sided foreign currency put options to mitigate the settlement risk on U.S. dollar-denominated assets related to extreme foreign currency rate changes. From time to time, Aflac Japan also executes foreign currency option transactions in a collar strategy, where Aflac Japan agrees with another party to simultaneously purchase put options and sell call options. In the purchased put transactions, Aflac Japan obtains the option to buy a fixed amount of yen and sell a corresponding amount of U.S. dollars at a specified future date. In the sold call transactions, Aflac Japan agrees to sell a fixed amount of yen and buy a corresponding amount of U.S. dollars at a specified future date. The combination of purchasing the put option and selling the call option results in no net premium being paid (i.e. a costless or zero-cost collar). In 2021, the Company moved to a strategy that contains one-sided put options, fewer foreign currency forwards and no collars.

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

Item 8. Financial Statements and Supplementary Data
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

	2021			2020
(In millions)		Asset Derivatives	Liability Derivatives		Asset Derivatives	Liability Derivatives
Hedge Designation/ Derivative Type	Notional Amount	Fair Value	Fair Value	Notional Amount	Fair Value	Fair Value
Cash flow hedges:
Foreign currency swaps - VIE	$18	$0	$2	$18	$0	$1
Total cash flow hedges	18	0	2	18	0	1
Fair value hedges:
Foreign currency forwards	62	0	5	64	2	0
Foreign currency options	8,829	5	0	8,865	0	0
Total fair value hedges	8,891	5	5	8,929	2	0
Net investment hedge:
Foreign currency forwards	4,996	341	0	5,010	14	84
Foreign currency options	1,949	0	0	2,027	1	0
Total net investment hedge	6,945	341	0	7,037	15	84
Non-qualifying strategies:
Foreign currency swaps	2,250	59	13	2,250	47	81
Foreign currency swaps - VIE	3,151	78	412	2,857	133	230
Foreign currency forwards	15,953	450	1,133	26,528	386	301
Foreign currency options	2,746	3	0	11,037	0	0
Interest rate swaps	3,500	0	54	0	0	0
Total non-qualifying strategies	27,600	590	1,612	42,672	566	612
Total derivatives	$43,454	$936	$1,619	$58,656	$583	$697

Cash Flow Hedges

For certain variable-rate U.S. dollar-denominated available-for-sale securities held by Aflac Japan via consolidated VIEs, foreign currency swaps are used to swap the U.S. Dollar (USD) variable rate interest and principal payments to fixed rate Japanese Yen (JPY) interest and principal payments. The Company has designated foreign currency swaps as a hedge of the variability in cash flows of a forecasted transaction or of amounts to be received or paid related to a recognized asset (“cash flow” hedge). The remaining maximum length of time for which these cash flows are hedged is approximately five years. The derivatives in the Company's consolidated VIEs that are not designated as accounting hedges are discussed in the "non-qualifying strategies" section of this note.
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

Item 8. Financial Statements and Supplementary Data
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

The following table presents the gains and losses on derivatives and the related hedged items in fair value hedges for the years ended December 31.
Fair Value Hedging Relationships

(In millions)		Hedging Derivatives			Hedged Items
Hedging Derivatives	Hedged Items	Total Gains (Losses)	Gains (Losses) Excluded from Effectiveness Testing(1)	Gains (Losses) Included in Effectiveness Testing(2)	Gains (Losses)(2)	Net Investment Gains (Losses) Recognized for Fair Value Hedge
2021:
Foreign currency forwards	Fixed maturity securities	$(7)	$0	$(7)	$6	$(1)
Foreign currency options	Fixed maturity securities	(26)	(25)	(1)	4	3
Total gains (losses)		$(33)	$(25)	$(8)	$10	$2
2020:
Foreign currency forwards	Fixed maturity securities	$(14)	$(8)	$(6)	$7	$1
Foreign currency options	Fixed maturity securities	(9)	(8)	(1)	1	0
Total gains (losses)		$(23)	$(16)	$(7)	$8	$1
2019:
Foreign currency forwards	Fixed maturity securities	$(50)	$(64)	$14	$(12)	$2
Foreign currency options	Fixed maturity securities	(7)	(7)	0	0	0
Interest rate swaptions	Fixed maturity securities	(9)	(9)	0	0	0
Total gains (losses)		$(66)	$(80)	$14	$(12)	$2
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
(2) Gains and losses on foreign currency forwards and options and related hedged items are reported in the consolidated statement of earnings as net investment gains (losses). For interest rate swaptions and related hedged items, gains and losses included in the hedge assessment, premium amortization and time value amortization while the hedge items are still outstanding are reported within net investment income. The time value gains and losses for interest rate swaptions when the related hedged items are redeemed are reported in net investment gains and losses consistent with the impact of the hedged item. For the years ended December 31, 2021 and 2020, gains and losses included in the hedge assessment on interest rate swaptions and related hedged items were immaterial.

Item 8. Financial Statements and Supplementary Data
The following table shows the carrying amounts of assets designated and qualifying as hedged items in fair value hedges of interest rate risk and the related cumulative hedge adjustment included in the carrying amount as of December 31.

(In millions)	Carrying Amount of the Hedged Assets/(Liabilities)(1)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Assets/(Liabilities)
	2021	2020	2021	2020
Fixed maturity securities	$3,038	$4,331	$205	$237
(1) The balance includes hedging adjustment on discontinued hedging relationships of $205 in 2021 and $237 in 2020.

Net Investment Hedge

The Company's investment in Aflac Japan is affected by changes in the yen/dollar exchange rate. To mitigate this exposure, the Parent Company's yen-denominated liabilities (see Note 9) have been designated as non-derivative hedges and certain foreign currency forwards and options have been designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan.

The Company's net investment hedge was effective during the years ended December 31, 2021, 2020 and 2019.
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
As of December 31, 2021, the Parent Company had $2.3 billion notional amount of cross-currency interest rate swap agreements related to certain of its U.S. dollar-denominated senior notes to effectively convert a portion of the interest on the notes from U.S dollar to Japanese yen. Changes in the values of these swaps are recorded through current period earnings. For additional information regarding these swaps, see Note 9.
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

	2021				2020				2019
(In millions)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)	Net Investment Income (1)	Net Investment Gains (Losses)		Other Comprehensive Income (Loss)(2)
Qualifying hedges:
Cash flow hedges:
Foreign currency swaps - VIE	$(1)	$(4)		$3	$(1)	$0		$(2)	$(2)	$(1)		$(4)
Total cash flow hedges	(1)	(4)	(3)	3	(1)	0	(3)	(2)	(2)	(1)	(3)	(4)
Fair value hedges:
Foreign currency forwards (3)		(1)				(7)				(62)
Foreign currency options (3)		(22)				(8)				(7)
Interest rate swaptions (3)	(1)	(1)		2	(1)	0		1	(1)	0		(8)
Total fair value hedges	(1)	(24)		2	(1)	(15)		1	(1)	(69)		(8)
Net investment hedge:
Non-derivative hedging instruments		0		328		0		(135)		0		(24)
Foreign currency forwards		29		525		149		(282)		10		83
Foreign currency options		(4)		0		(5)		0		(4)		0
Total net investment hedge		25		853		144		(417)		6		59
Non-qualifying strategies:
Foreign currency swaps		135				29				90
Foreign currency swaps - VIE		(188)				(122)				(68)
Foreign currency forwards		(707)				311				(148)
Foreign currency options		(3)				(3)				0
Interest rate swaps		(38)				49				17
Forward bond purchase commitment - VIE		(1)				6				0
Total non-qualifying strategies		(802)				270				(110)
Total	$(2)	$(805)		$858	$(2)	$399		$(418)	$(3)	$(174)		$47
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
(3) Impact of cash flow hedges reported as net investment gains (losses) includes $4 of losses reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2021, and an immaterial amount during the years ended December 31, 2020 and 2019, respectively. In addition, $2 of losses were reclassified from accumulated other comprehensive income (loss) into earnings during the year ended December 31, 2021, and an immaterial amount during the years ended December 31, 2020 and 2019, respectively, related to fair value hedges excluded component. Impact shown net of effect of hedged items (see Fair Value Hedges section of this Note 4 for further detail).

Item 8. Financial Statements and Supplementary Data
As of December 31, 2021, $5 million of deferred losses on derivative instruments recorded in accumulated other comprehensive income are expected to be reclassified into earnings during the next twelve months.

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

As of December 31, 2021, all of the Company's derivative agreement counterparties were investment grade.

The Company engages in over-the-counter (OTC) bilateral derivative transactions directly with unaffiliated third parties under International Swaps and Derivatives Association, Inc. (ISDA) agreements and other documentation. Most of the ISDA agreements also include Credit Support Annexes (CSAs) provisions, which generally provide for two-way collateral postings at the first dollar of exposure. The Company mitigates the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value while generally requiring that collateral be posted at the outset of the transaction. In addition, a significant portion of the derivative transactions have provisions that give the counterparty the right to terminate the transaction upon a downgrade of the Company's financial strength rating. The actual amount of payments that the Company could be required to make depends on market conditions, the fair value of outstanding affected transactions, and other factors prevailing at and after the time of the downgrade.

The Company also engages in OTC cleared derivative transactions through regulated central clearing counterparties. These positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to these derivatives.

Collateral posted by the Company to third parties for derivative transactions can generally be repledged or resold by the counterparties. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position by counterparty was approximately $904 million and $268 million as of December 31, 2021 and 2020, respectively. If the credit-risk-related contingent features underlying these agreements had been triggered on December 31, 2021, the Company estimates that it would be required to post a maximum of $193 million of additional collateral to these derivative counterparties. The Company is generally allowed to sell or repledge collateral obtained from its derivative counterparties, although it does not typically exercise such rights. (See the Offsetting tables below for collateral posted or received as of the reported balance sheet dates.)

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

Item 8. Financial Statements and Supplementary Data
Offsetting of Financial Assets and Derivative Assets

2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$858	$0	$858	$(471)	$(53)	$(334)	$0
Total derivative assets subject to a master netting agreement or offsetting arrangement	858	0	858	(471)	(53)	(334)	0
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	78		78				78
Total derivative assets not subject to a master netting agreement or offsetting arrangement	78		78				78
Total derivative assets	936	0	936	(471)	(53)	(334)	78
Securities lending and similar arrangements	2,124	0	2,124	0	0	(2,124)	0
Total	$3,060	$0	$3,060	$(471)	$(53)	$(2,458)	$78

Item 8. Financial Statements and Supplementary Data

2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Assets	Gross Amount Offset in Balance Sheet	Net Amount of Assets Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Received	Net Amount
Derivative assets:
Derivative assets subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$450	$0	$450	$(295)	$(73)	$(76)	$6
Total derivative assets subject to a master netting agreement or offsetting arrangement	450	0	450	(295)	(73)	(76)	6
Derivative assets not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	133		133				133
Total derivative assets not subject to a master netting agreement or offsetting arrangement	133		133				133
Total derivative assets	583	0	583	(295)	(73)	(76)	139
Securities lending and similar arrangements	940	0	940	0	0	(940)	0
Total	$1,523	$0	$1,523	$(295)	$(73)	$(1,016)	$139

Item 8. Financial Statements and Supplementary Data

Offsetting of Financial Liabilities and Derivative Liabilities

2021
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$1,151	$0	$1,151	$(471)	$(662)	$(14)	$4
OTC - cleared	54	0	54	0	0	(35)	19
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	1,205	0	1,205	(471)	(662)	(49)	23
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	414		414				414
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	414		414				414
Total derivative liabilities	1,619	0	1,619	(471)	(662)	(49)	437
Securities lending and similar arrangements	2,162	0	2,162	(2,124)	0	0	38
Total	$3,781	$0	$3,781	$(2,595)	$(662)	$(49)	$475

Item 8. Financial Statements and Supplementary Data

2020
				Gross Amounts Not Offset in Balance Sheet
(In millions)	Gross Amount of Recognized Liabilities	Gross Amount Offset in Balance Sheet	Net Amount of Liabilities Presented in Balance Sheet	Financial Instruments	Securities Collateral	Cash Collateral Pledged	Net Amount
Derivative liabilities:
Derivative liabilities subject to a master netting agreement or offsetting arrangement
OTC - bilateral	$466	$0	$466	$(295)	$(43)	$(69)	$59
Total derivative liabilities subject to a master netting agreement or offsetting arrangement	466	0	466	(295)	(43)	(69)	59
Derivative liabilities not subject to a master netting agreement or offsetting arrangement
OTC - bilateral	231		231				231
Total derivative liabilities not subject to a master netting agreement or offsetting arrangement	231		231				231
Total derivative liabilities	697	0	697	(295)	(43)	(69)	290
Securities lending and similar arrangements	964	0	964	(940)	0	0	24
Total	$1,661	$0	$1,661	$(1,235)	$(43)	$(69)	$314

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

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$32,532	$1,288	$0	$33,820
Municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities	0	955	291	1,246
Public utilities	0	9,558	493	10,051
Sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions	0	11,546	45	11,591
Other corporate	0	37,411	426	37,837
Total fixed maturity securities	32,532	64,866	1,298	98,696
Equity securities	1,340	90	173	1,603
Other investments	1,726	0	0	1,726
Cash and cash equivalents	5,051	0	0	5,051
Other assets:
Foreign currency swaps	0	137	0	137
Foreign currency forwards	0	791	0	791
Foreign currency options	0	8	0	8
Total other assets	0	936	0	936
Total assets	$40,649	$65,892	$1,471	$108,012
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$427	$0	$427
Foreign currency forwards	0	1,138	0	1,138
Interest rate swaps	0	54	0	54
Total liabilities	$0	$1,619	$0	$1,619

Item 8. Financial Statements and Supplementary Data

	2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies	$36,032	$1,318	$0	$37,350
Municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities	0	814	224	1,038
Public utilities	0	10,395	422	10,817
Sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions	0	12,036	24	12,060
Other corporate	0	39,918	299	40,217
Total fixed maturity securities	36,032	68,833	1,017	105,882
Equity securities	1,095	86	102	1,283
Other investments	1,139	0	0	1,139
Cash and cash equivalents	5,141	0	0	5,141
Other assets:
Foreign currency swaps	0	47	133	180
Foreign currency forwards	0	402	0	402
Foreign currency options	0	1	0	1
Total other assets	0	450	133	583
Total assets	$43,407	$69,369	$1,252	$114,028
Liabilities:
Other liabilities:
Foreign currency swaps	$0	$81	$231	$312
Foreign currency forwards	0	385	0	385
Total liabilities	$0	$466	$231	$697

Item 8. Financial Statements and Supplementary Data
The following tables present the carrying amount and fair value categorized by fair value hierarchy level for the Company's financial instruments that are not carried at fair value as of December 31.

	2021
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$21,086	$25,469	$230	$0	$25,699
Municipalities	335	0	436	0	436
Public utilities	43	0	55	0	55
Sovereign and supranational	514	0	650	0	650
Other corporate	22	0	29	0	29
Commercial mortgage and other loans	11,786	0	0	11,996	11,996
Other investments (1)	22	0	22	0	22
Total assets	$33,808	$25,469	$1,422	$11,996	$38,887
Liabilities:
Other policyholders’ funds	$7,072	$0	$0	$6,957	$6,957
Notes payable (excluding leases)	7,839	0	8,280	259	8,539
Total liabilities	$14,911	$0	$8,280	$7,216	$15,496
(1) Excludes policy loans of $236 and equity method investments of $1,858, at carrying value

Item 8. Financial Statements and Supplementary Data

		2020
(In millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies	$23,445	$28,810	$260	$0	$29,070
Municipalities	377	0	499	0	499
Public utilities	47	0	61	0	61
Sovereign and supranational	571	0	736	0	736
Other corporate	24	0	33	0	33
Commercial mortgage and other loans	10,554	0	0	10,655	10,655
Other investments (1)	26	0	26	0	26
Total assets	$35,044	$28,810	$1,615	$10,655	$41,080
Liabilities:
Other policyholders’ funds	$7,824	$0	$0	$7,709	$7,709
Notes payable (excluding leases)	7,745	0	8,396	288	8,684
Total liabilities	$15,569	$0	$8,396	$7,997	$16,393
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

A third party pricing vendor has developed valuation models to determine fair values of privately issued securities. Starting in June 2021, these models and associated processes and controls were transitioned to and executed by Company personnel. These models are discounted cash flow (DCF) valuation models, but also use information from related markets, specifically the CDS market to estimate expected cash flows. These models take into consideration any unique characteristics of the securities and make various adjustments to arrive at an appropriate issuer-specific loss adjusted credit curve. This credit curve is then used with the relevant recovery rates to estimate expected cash flows and modeling of additional features, including illiquidity adjustments, if necessary, to price the security by discounting those loss adjusted cash flows. In cases where a credit curve cannot be developed from the specific security features, the valuation methodology takes into consideration other market observable inputs, including:
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

Item 8. Financial Statements and Supplementary Data
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

The following tables present the pricing sources for the fair values of the Company's fixed maturity and equity securities as of December 31.

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$32,532	$808	$0	$33,340
Internal	0	480	0	480
Total government and agencies	32,532	1,288	0	33,820
Municipalities:
Third party pricing vendor	0	2,222	0	2,222
Internal	0	814	0	814
Total municipalities	0	3,036	0	3,036
Mortgage- and asset-backed securities:
Third party pricing vendor	0	955	0	955
Broker/other	0	0	291	291
Total mortgage- and asset-backed securities	0	955	291	1,246
Public utilities:
Third party pricing vendor	0	4,527	0	4,527
Internal	0	5,031	0	5,031
Broker/other	0	0	493	493
Total public utilities	0	9,558	493	10,051
Sovereign and supranational:
Third party pricing vendor	0	273	0	273
Internal	0	799	0	799
Broker/other	0	0	43	43
Total sovereign and supranational	0	1,072	43	1,115
Banks/financial institutions:
Third party pricing vendor	0	5,237	0	5,237
Internal	0	6,309	0	6,309
Broker/other	0	0	45	45
Total banks/financial institutions	0	11,546	45	11,591
Other corporate:
Third party pricing vendor	0	29,495	0	29,495
Internal	0	7,916	0	7,916
Broker/other	0	0	426	426
Total other corporate	0	37,411	426	37,837
Total securities available for sale	$32,532	$64,866	$1,298	$98,696
Equity securities, carried at fair value:
Third party pricing vendor	$1,340	$90	$0	$1,430
Broker/other	0	0	173	173
Total equity securities	$1,340	$90	$173	$1,603

Item 8. Financial Statements and Supplementary Data

	2021
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$25,469	$230	$0	$25,699
Total government and agencies	25,469	230	0	25,699
Municipalities:
Third party pricing vendor	0	436	0	436
Total municipalities	0	436	0	436
Public utilities:
Third party pricing vendor	0	55	0	55
Total public utilities	0	55	0	55
Sovereign and supranational:
Third party pricing vendor	0	313	0	313
Broker/other	0	337	0	337
Total sovereign and supranational	0	650	0	650
Other corporate:
Third party pricing vendor	0	29	0	29
Total other corporate	0	29	0	29
Total securities held to maturity	$25,469	$1,400	$0	$26,869

Item 8. Financial Statements and Supplementary Data

	2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities available for sale, carried at fair value:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$36,032	$1,318	$0	$37,350
Total government and agencies	36,032	1,318	0	37,350
Municipalities:
Third party pricing vendor	0	3,018	0	3,018
Total municipalities	0	3,018	0	3,018
Mortgage- and asset-backed securities:
Third party pricing vendor	0	364	0	364
Broker/other	0	450	224	674
Total mortgage- and asset-backed securities	0	814	224	1,038
Public utilities:
Third party pricing vendor	0	10,395	0	10,395
Broker/other	0	0	422	422
Total public utilities	0	10,395	422	10,817
Sovereign and supranational:
Third party pricing vendor	0	1,334	0	1,334
Broker/other	0	0	48	48
Total sovereign and supranational	0	1,334	48	1,382
Banks/financial institutions:
Third party pricing vendor	0	12,036	0	12,036
Broker/other	0	0	24	24
Total banks/financial institutions	0	12,036	24	12,060
Other corporate:
Third party pricing vendor	0	39,886	0	39,886
Broker/other	0	32	299	331
Total other corporate	0	39,918	299	40,217
Total securities available for sale	$36,032	$68,833	$1,017	$105,882
Equity securities, carried at fair value:
Third party pricing vendor	$1,095	$86	$0	$1,181
Broker/other	0	0	102	102
Total equity securities	$1,095	$86	$102	$1,283

Item 8. Financial Statements and Supplementary Data

	2020
(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities held to maturity, carried at amortized cost:
Fixed maturity securities:
Government and agencies:
Third party pricing vendor	$28,810	$260	$0	$29,070
Total government and agencies	28,810	260	0	29,070
Municipalities:
Third party pricing vendor	0	499	0	499
Total municipalities	0	499	0	499
Public utilities:
Third party pricing vendor	0	61	0	61
Total public utilities	0	61	0	61
Sovereign and supranational:
Third party pricing vendor	0	736	0	736
Total sovereign and supranational	0	736	0	736
Other corporate:
Third party pricing vendor	0	33	0	33
Total other corporate	0	33	0	33
Total securities held to maturity	$28,810	$1,589	$0	$30,399

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

The Company uses present value techniques to value non-option based derivatives. It also uses option pricing models to value option based derivatives. Key inputs are as follows:

Instrument Type	Level 2	Level 3
Interest rate derivatives	Swap yield curves Basic curves Interest rate volatility (1)	Not applicable
Foreign currency exchange rate derivatives - Non-VIES (forwards, swaps and options)	Foreign currency forward rates Swap yield curves Basis curves Foreign currency spot rates Cross foreign currency basis curves Foreign currency volatility (1)	Not applicable
Foreign currency exchange rate derivatives - VIEs (swaps)	Foreign currency spot rates Swap yield curves Credit default swap curves Basis curves Recovery rates Foreign currency forward rates Foreign cross currency basis curves	Not applicable
(1) Option-based only

Item 8. Financial Statements and Supplementary Data
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

For derivatives associated with VIEs where the Company is the primary beneficiary, the Company is not the direct counterparty to the swap contracts. Nevertheless, the Company has full transparency into the contracts to properly value the swaps for reporting purposes. Prior to October 1, 2021, these derivatives were classified as Level 3 because certain significant inputs were determined to be unobservable, primarily due to the long duration of the swaps which required extrapolation beyond the observable limits of the curve(s). However, due to the natural aging of the swap portfolio and the continued evolution of capital market inputs, especially the availability of long-term interest rates with tenors beyond 30 years, the Company has concluded that all significant inputs are now observable. As a result, effective October 1, 2021, the Company transferred the derivatives associated with its consolidated VIEs to Level 2 of the fair value hierarchy.

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

Commercial mortgage and other loans

Commercial mortgage and other loans include TREs, CMLs and MMLs. The Company's loan receivables do not have readily determinable market prices and generally lack market liquidity. Fair values for loan receivables are determined based on the present value of expected future cash flows discounted at the applicable U.S. Treasury or floating-rate benchmark yield plus an appropriate spread that considers other risk factors, such as credit and liquidity risk. The spreads are a significant component of the pricing inputs and are generally considered unobservable. Therefore, these investments have been assigned a Level 3 within the fair value hierarchy.

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

Item 8. Financial Statements and Supplementary Data
Transfers between Hierarchy Levels and Level 3 Rollforward

Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable. Effective October 1, 2021, the foreign exchange swaps discussed above were transferred from Level 3 to Level 2 because the significant inputs used for their valuation that were previously unobservable are now observable.

The following tables present the changes in fair value of the Company's investments and derivatives carried at fair value classified as Level 3 as of December 31. Derivative assets and liabilities are presented as a net value.

2021
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Net investment gains (losses) included in earnings	0	0	0	0	2	21	(158)	(135)
Unrealized gains (losses) included in other comprehensive income (loss)	(25)	(21)	(5)	(2)	(11)	0	(1)	(65)
Purchases, issuances, sales and settlements:
Purchases	169	167	0	23	90	41	0	490
Issuances	0	0	0	0	0	17	0	17
Sales	0	(2)	(23)	0	0	(8)	0	(33)
Settlements	0	(21)	0	0	(17)	0	0	(38)
Transfers into Level 3	0	0	23	0	84	0	0	107
Transfers out of Level 3	(77)	(52)	0	0	(21)	0	257	107
Balance, end of period	$291	$493	$43	$45	$426	$173	$0	$1,471
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$(24)	$(23)	$(4)	$(2)	$(27)	$21	$(158)	$(217)

Item 8. Financial Statements and Supplementary Data

2020
	Fixed Maturity Securities					Equity Securities	Derivatives
(In millions)	Mortgage- and Asset- Backed Securities	Public Utilities	Sovereign and Supranational	Banks/ Financial Institutions	Other Corporate		Foreign Currency Swaps	Total
Balance, beginning of period	$178	$224	$0	$23	$262	$80	$43	$810
Net investment gains (losses) included in earnings	0	(1)	0	0	0	16	(139)	(124)
Unrealized gains (losses) included in other comprehensive income (loss)	9	19	0	0	12	0	(2)	38
Purchases, issuances, sales and settlements:
Purchases	30	174	48	1	39	14	0	306
Issuances	0	0	0	0	0	0	0	0
Sales	0	0	0	0	0	(6)	0	(6)
Settlements	(2)	(9)	0	0	(1)	0	0	(12)
Transfers into Level 3	9	15	0	0	2	0	0	26
Transfers out of Level 3	0	0	0	0	(15)	(2)	0	(17)
Balance, end of period	$224	$422	$48	$24	$299	$102	$(98)	$1,021
Changes in unrealized gains (losses) relating to Level 3 assets and liabilities still held at the end of the period included in earnings	$0	$0	$0	$0	$0	$0	$(139)	$(139)

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

2021
(In millions)	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Assets:
Securities available for sale, carried at fair value:
Fixed maturity securities:
Mortgage- and asset-backed securities	$291	Consensus pricing	Offered quotes	N/A	(a)
Public utilities	493	Discounted cash flow	Credit spreads	N/A	(a)
Sovereign and supranational	43	Discounted cash flow	Historical volatility	N/A	(a)
Banks/financial institutions	45	Consensus pricing	Offered quotes	N/A	(a)
Other corporate	426	Discounted cash flow	Credit spreads	N/A	(a)
Equity securities	173	Net asset value	Offered quotes	N/A	(a)
Total assets	$1,471
(a) N/A represents securities where the Company receives unadjusted broker quotes and for which there is no transparency into the providers' valuation techniques or unobservable inputs.

Item 8. Financial Statements and Supplementary Data

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

Effective October 1, 2021, the foreign exchange swaps mentioned above were transferred from level 3 to level 2 because the significant inputs used for their valuation that were previously unobservable are now observable.

For additional information on the Company's investments and financial instruments, see the accompanying Notes 1, 3 and 4.

6. DEFERRED POLICY ACQUISITION COSTS AND INSURANCE EXPENSES
Consolidated policy acquisition costs deferred were $1.1 billion in 2021, compared with $1.2 billion in 2020 and $1.5 billion in 2019. The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

Item 8. Financial Statements and Supplementary Data

	2021		2020
(In millions)	Japan	U.S.	Japan	U.S.
Deferred policy acquisition costs:
Balance, beginning of year	$6,991	$3,450	$6,584	$3,544
Capitalization	593	470	665	486
Amortization	(653)	(517)	(644)	(570)
Foreign currency translation and other	(698)	(111)	386	(10)
Balance, end of year	$6,233	$3,292	$6,991	$3,450
Commissions deferred as a percentage of total acquisition costs deferred were 71% in 2021, compared with 77% in 2020 and 74% in 2019.

Personnel, compensation and benefit expenses as a percentage of insurance expenses were 57% in 2021, compared with 59% in 2020 and 57% in 2019. Advertising expense, which is included in insurance expenses in the consolidated statements of earnings, was as follows for the years ended December 31:

(In millions)	2021	2020	2019
Advertising expense:
Aflac Japan	$91	$72	$101
Aflac U.S.	138	112	118
Total advertising expense	$229	$184	$219

Depreciation and other amortization expenses, which are included in insurance expenses in the consolidated statements of earnings, were as follows for the years ended December 31:

(In millions)	2021	2020	2019
Depreciation expense	$39	$36	$40
Other amortization expense	6	5	1
Total depreciation and other amortization expense	$45	$41	$41

7. POLICY LIABILITIES
Policy liabilities consist of future policy benefits, unpaid policy claims, unearned premiums, and other policyholders' funds, which accounted for 86%, 5%, 2% and 7% of total policy liabilities at December 31, 2021, respectively. The Company regularly reviews the adequacy of its policy liabilities in total and by component.
The liability for future policy benefits as of December 31 consisted of the following:

	Liability Amounts		Interest Rate Assumptions
(In millions)	2021	2020
Health insurance
Japan	$49,421	$54,659	0.6 - 6.75%
U.S.	8,949	8,834	3.0 - 8.0
Intercompany eliminations (1)	(456)	(545)	2.0
Life insurance
Japan	31,756	33,993	0.6 - 4.5
U.S.	918	842	2.5 - 6.0
Total	$90,588	$97,783
(1) Elimination entry necessary due to recapture of a portion of policy liabilities ceded externally, as a result of the reinsurance retrocession transaction as described in Note 8 of the Notes to the Consolidated Financial Statements

Item 8. Financial Statements and Supplementary Data
The weighted-average interest rates reflected in the consolidated statements of earnings for future policy benefits for Japanese policies were 3.1% in 2021, compared with 3.1% in 2020 and 3.2% in 2019; and for U.S. policies, 5.1% in 2021, compared with 5.2% in 2020 and 5.3% in 2019.

Changes in the liability for unpaid policy claims were as follows for the years ended December 31:

(In millions)	2021	2020	2019
Unpaid supplemental health claims, beginning of period	$4,389	$3,968	$3,952
Less reinsurance recoverables	39	30	27
Net balance, beginning of period	4,350	3,938	3,925
Add claims incurred during the period related to:
Current year	6,969	7,179	7,216
Prior years	(860)	(540)	(552)
Total incurred	6,109	6,639	6,664
Less claims paid during the period on claims incurred during:
Current year	4,356	4,488	4,715
Prior years	1,827	1,966	1,965
Total paid	6,183	6,454	6,680
Effect of foreign exchange rate changes on unpaid claims	(246)	128	29
Zurich acquisition	0	99	0
Net balance, end of period	4,030	4,350	3,938
Add reinsurance recoverables	37	39	30
Unpaid supplemental health claims, end of period	4,067	4,389	3,968
Unpaid life claims, end of period	769	798	691
Total liability for unpaid policy claims	$4,836	$5,187	$4,659

The incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. The favorable claims development of $860 million for 2021 comprises approximately $460 million from Japan and $400 million from the U.S., representing approximately 54% and 46% of the total, respectively. Excluding the impact of foreign exchange of a loss of approximately $35 million from December 31, 2020 to December 31, 2021, the favorable claims development in Japan would have been approximately $495 million, representing approximately 58% of the total.

The Company has experienced continued favorable claim trends in 2019, 2020, and 2021 for its core health products in Japan. During 2021 and 2020, there were impacts from lower utilization of healthcare services, due to the COVID-19 pandemic. This impacted both cancer and medical products, as the Japan population was avoiding doctor and hospital visits, and staying home more. This resulted in lower sickness, accident, and cancer incurred claims. In addition, dating back to before the pandemic, cancer treatment patterns in Japan are continuing to be influenced by significant advances in early-detection techniques and by the increased use of pathological diagnosis rather than clinical exams. Additionally, follow-up radiation and chemotherapy treatments are occurring more often on an outpatient basis. Such changes in treatment not only increase the quality of life and initial outcomes for the patients, but also decrease the average length of each hospital stay, resulting in favorable claims development.

In 2021, as experienced in 2020 and 2019, the majority of the Company's major U.S. accident and health lines of business, including accident, hospital indemnity, cancer, critical illness and short-term disability, the incurred claims development related to prior years reflects favorable claims experience compared to previous estimates. Continued general claim trends and refinements in estimates for COVID and non-COVID claims as experience emerged throughout the year also contributed to the favorable development in 2021.

As of December 31, 2021 and 2020, unearned premiums consisted primarily of discounted advance premiums on deposit. Discounted advance premiums are premiums on deposit from policyholders in conjunction with their purchase of certain Aflac Japan limited-pay insurance products. These advanced premiums are deferred upon collection and recognized as earned premiums over the contractual premium payment period. These advanced premiums represented 54% of the December 31, 2021 and 60% of the December 31, 2020 unearned premiums balances.

As of December 31, 2021 and 2020, the largest component of the other policyholders' funds liability was the Company's annuity line of business in Aflac Japan. The Company's annuities have fixed benefits and premiums. These annuities represented 97% of other policyholders' funds liability at December 31, 2021 and 2020.

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

The Company has recorded a deferred profit liability related to reinsurance transactions. The remaining deferred profit liability of $859 million, as of December 31, 2021, is included in future policy benefits in the consolidated balance sheet and is being amortized into income over the expected lives of the policies. The Company has also recorded a reinsurance recoverable for reinsurance transactions, which is included in other assets in the consolidated balance sheet and had a remaining balance of $937 million and $1.0 billion as of December 31, 2021 and 2020, respectively. The spot yen/dollar exchange rate weakened by approximately 10.0% and ceded reserves increased approximately 9.6% from December 31, 2020 to December 31, 2021.

The following table reconciles direct premiums and direct benefits and claims to net amounts after the effect of reinsurance which also includes the elimination of inter-segment amounts associated with affiliated reinsurance for the years ended December 31.

(In millions)	2021	2020	2019
Direct earned premiums	$17,857	$18,955	$19,122
Ceded to other companies:
Ceded Aflac Japan closed blocks	(431)	(466)	(478)
Other	(73)	(87)	(69)
Assumed from other companies:
Retrocession activities	180	195	200
Other	114	25	5
Net earned premiums	$17,647	$18,622	$18,780

Direct benefits and claims	$10,716	$12,080	$12,237
Ceded benefits and change in reserves for future benefits:
Ceded Aflac Japan closed blocks	(379)	(419)	(433)
Eliminations	31	39	41
Other	(36)	(63)	(57)
Assumed from other companies:
Retrocession activities	165	180	194
Eliminations	(31)	(39)	(41)
Other	110	18	1
Benefits and claims, net	$10,576	$11,796	$11,942

These reinsurance transactions are indemnity reinsurance that do not relieve the Company from its obligations to policyholders. In the event that the reinsurer is unable to meet their obligations, the Company remains liable for the reinsured claims.

As a part of its capital contingency plan, the Company entered into a committed reinsurance facility agreement on December 1, 2015, with reserves of approximately ¥120 billion as of December 31, 2021. This reinsurance facility agreement was renewed in 2021 and is effective until December 31, 2022. There are also additional commitment periods of a one-year duration each of which are automatically extended unless notification is received from the reinsurer within 60 days prior to the expiration. The reinsurer can withdraw from the committed facility if Aflac‘s Standard and Poor's (S&P) rating drops below BBB-. As of December 31, 2021, the Company had not executed a reinsurance treaty under this committed reinsurance facility.

Item 8. Financial Statements and Supplementary Data
9. NOTES PAYABLE AND LEASE OBLIGATIONS
A summary of notes payable and lease obligations as of December 31 follows:

(In millions)	2021	2020
3.625% senior notes paid May 2021	$0	$698
3.625% senior notes due November 2024	748	747
3.25% senior notes due March 2025	448	448
1.125% senior sustainability notes due March 2026	397	0
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	991	990
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	107	119
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	520	578
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	109	121
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	115	127
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	254	282
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	259	0
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	81	90
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	179	198
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	104	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	131	146
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	85	94
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	91	101
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	86	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	77	85
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	54	61
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	86	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	517	575
.963% subordinated bonds due April 2049 (principal amount ¥30.0 billion)	260	289
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	172	0
Yen-denominated loans:
Variable interest rate loan due September 2026 (.41% in 2021 and .43% in 2020, principal amount ¥5.0 billion)	43	48
Variable interest rate loan due September 2029 (.56% in 2021 and .58% in 2020, principal amount ¥25.0 billion)	216	240
Finance lease obligations payable through 2027	12	11
Operating lease obligations payable through 2049	105	143
Total notes payable and lease obligations	$7,956	$7,899
Amounts in the table above are reported net of debt issuance costs and issuance premiums or discounts, if applicable, that are being amortized over the life of the notes.

Item 8. Financial Statements and Supplementary Data
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

In March 2020, the Parent Company issued four series of senior notes totaling ¥57.0 billion through a public debt offering under its U.S. shelf registration statement. The first series, which totaled ¥12.4 billion, bears interest at a fixed rate of .300% per annum, payable semi-annually and will mature in September 2025. The second series, which totaled ¥13.3 billion, bears interest at a fixed rate of .550% per annum, payable semi-annually, and will mature in March 2030. The third series, which totaled ¥20.7 billion, bears interest at a fixed rate of .750% per annum, payable semi-annually and will mature in March 2032. The fourth series, which totaled ¥10.6 billion, bears interest at a fixed rate of .830% per annum, payable semi-annually, and will mature in March 2035. These notes may only be redeemed before maturity, in whole but not in part, upon the occurrence of certain changes affecting U.S. taxation, as specified in the indenture governing the terms of the issuance.

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

Item 8. Financial Statements and Supplementary Data
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

Item 8. Financial Statements and Supplementary Data
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

In June 2013, the Parent Company issued $700 million of senior notes through a U.S. public debt offering. The notes bear interest at a fixed rate of 3.625% per annum, payable semi-annually, and will mature in June 2023. These notes are redeemable at the Parent Company's option in whole at any time or in part from time to time at a redemption price equal to the greater of: (i) the aggregate principal amount of the notes to be redeemed or (ii) the amount equal to the sum of the present values of the remaining scheduled payments for principal of and interest on the notes to be redeemed, not including any portion of the payments of interest accrued as of such redemption date, discounted to such redemption date on a semiannual basis at the treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest on the principal amount of the notes to be redeemed to, but excluding, such redemption date. The Parent Company entered into cross-currency interest rate swaps to reduce interest expense by converting the U.S. dollar-denominated principal and interest on the senior notes it issued into yen-denominated obligations. By entering into these swaps, the Parent Company economically converted its $700 million liability into a ¥69.8 billion liability and reduced the interest rate on this debt from 3.625% in dollars to 1.50% in yen. In May 2021, the Parent Company used a portion of the net proceeds from the April 2021 issuance of its various series of senior notes to redeem $700 million of its 3.625% senior notes due June 2023.

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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2021, are as follows:

(In millions)	Total Notes Payable
2022	$0
2023	0
2024	750
2025	558
2026	743
Thereafter	5,847
Total	$7,898

Item 8. Financial Statements and Supplementary Data
The following table presents the contractual maturities and present value of lease liabilities as of December 31, 2021.

(In millions)	Operating Leases	Finance Leases	Total
2022	$48	$4	$52
2023	16	3	19
2024	11	3	14
2025	11	2	13
2026	8	0	8
Thereafter	17	0	17
Total lease payments	$111	$12	$123
Less: Interest	6	0	6
Present value of lease liabilities	$105	$12	$117

The following table presents the weighted average remaining lease term and weighted average discount rate for lease liabilities as of December 31.

	2021	2020
Weighted average remaining lease term (years):
Operating leases	6.8	6.7
Finance leases	3.5	3.5

Weighted average discount rate:
Operating leases	2.2%	2.0%
Finance leases	1.4%	1.5%

Operating lease costs, included in insurance expenses in the consolidated statements of earnings, were $58 million, $56 million and $54 million for the years ended December 31, 2021, 2020 and 2019, respectively. Operating cash outflows for operating leases were $56 million, $54 million and $52 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data
A summary of the Company's lines of credit as of December 31, 2021 follows:

Borrower	Type	Original Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Aflac Incorporated and Aflac	uncommitted bilateral	364 days	December 30, 2022	$100 million	$0 million	The rate quoted by the bank and agreed upon at the time of borrowing	Up to 3 months	None	General corporate purposes
Aflac Incorporated	unsecured revolving	5 years	March 29, 2024, or the date commitments are terminated pursuant to an event of default	¥100.0 billion	¥0.0 billion	A rate per annum equal to (a) Tokyo interbank market rate (TIBOR) plus, the alternative applicable TIBOR margin during the availability period from the closing date to the commitment termination date or (b) the TIBOR rate offered by the agent to major banks in yen for the applicable period plus, the applicable alternative TIBOR margin during the term out period	No later than March 29, 2024	.30% to .50%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	unsecured revolving	5 years	November 18, 2024, or the date commitments are terminated pursuant to an event of default	$1.0 billion	$0.0 billion	A rate per annum equal to, at the Company's option, either, (a) USD LIBOR for U.S. dollar denominated borrowings or TIBOR for Japanese yen denominated borrowings, in either case adjusted for certain costs or (b) a base rate determined by reference to the highest of (1) the federal funds rate plus 1/2 of 1%, (2) the rate of interest for such day announced by Mizuho Bank, Ltd. as its prime rate, or (3) the eurocurrency rate for an interest period of one month plus 1.00%, in each case plus an applicable margin	No later than November 18, 2024	.085% to .225%, depending on the Parent Company's debt ratings as of the date of determination	General corporate purposes, including a capital contingency plan for the operations of the Parent Company
Aflac Incorporated and Aflac	uncommitted bilateral	None specified	None specified	$50 million	$0 million	A rate per annum equal to, at the Parent Company's option, either (a) a rate determined by reference to USD LIBOR for the interest period relevant to such borrowing or (b) the base rate determined by reference to the highest of (a) the lender's U.S. dollar short-term commercial loan rate, (b) the federal funds rate plus 1/2 of 1% and (c) USD one-month LIBOR plus 1%. USD LIBOR is subject to replacement with Secured Overnight Financing Rate (SOFR) under certain circumstances	Up to 3 months	None	General corporate purposes
Aflac(1)	uncommitted revolving	364 days	November 30, 2022	$250 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 1)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac Incorporated(1) (Tranche 2)	uncommitted revolving	364 days	November 25, 2022	¥50.0 billion	¥0.0 billion	Three-month TIBOR plus 70 basis points per annum	3 months	None	General corporate purposes
Aflac New York(1)	uncommitted revolving	364 days	April 8, 2022	$25 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
CAIC(1)	uncommitted revolving	364 days	March 21, 2022	$15 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
(1) Intercompany credit agreement
(continued)

Item 8. Financial Statements and Supplementary Data

Borrower	Type	Original Term	Expiration Date	Capacity	Amount Outstanding	Interest Rate on Borrowed Amount	Maturity Period	Commitment Fee	Business Purpose
Tier One Insurance Company(1)	uncommitted revolving	364 days	March 21, 2022	$0.3 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	3 months	None	General corporate purposes
AGV Management Services Japan K.K.(1)	uncommitted revolving	364 days	May 2, 2022	¥500 million	¥350 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than May 2, 2022	None	General corporate purposes
Hatch Healthcare K.K.(1)	uncommitted revolving	364 days	January 3, 2022(2)	¥900 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
Hatch Insight K.K.(1)	uncommitted revolving	364 days	January 3, 2022(2)	¥600 million	¥0 million	A rate per annum equal to the short-term prime lending rates of banks appearing on the website for the Bank of Japan on the first day of the applicable period	No later than January 3, 2022	None	General corporate purposes
Aflac GI Holdings LLC(1)	uncommitted revolving	364 days	July 18, 2022	$30 million	$0 million	USD three-month LIBOR plus 75 basis points per annum	No later than July 18, 2022	None	General corporate purposes
(1) Intercompany credit agreement
(2) Renewed in January 2022 with an expiration date of January 3, 2023

Item 8. Financial Statements and Supplementary Data
The Parent Company was in compliance with all of the covenants of its notes payable and lines of credit at December 31, 2021. No events of default or defaults occurred during 2021 and 2020.

10. INCOME TAXES
The components of income tax expense (benefit) applicable to pretax earnings for the years ended December 31 were as follows:

(In millions)	Foreign	U.S.	Total
2021:
Current	$884	$211	$1,095
Deferred	251	(349)	(98)
Total income tax expense	$1,135	$(138)	$997
2020:
Current	$822	$(28)	$794
Deferred	(28)	(1,385)	(1,413)
Total income tax expense	$794	$(1,413)	$(619)
2019:
Current	$737	$69	$806
Deferred	183	152	335
Total income tax expense	$920	$221	$1,141

The Japan income tax rate for the fiscal years 2021, 2020 and 2019 was 28.0%.

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

Income tax expense in the accompanying statements of earnings varies from the amount computed by applying the expected U.S. tax rate of 21% in 2021, 2020 and 2019 to pretax earnings. The principal reasons for the differences and the related tax effects for the years ended December 31 were as follows:

(In millions)	2021	2020	2019
Income taxes based on U.S. statutory rates	$1,118	$873	$933
Foreign rate differential	0	0	229
Valuation allowance release	0	(1,411)	0
Other, net	(121)	(81)	(21)
Income tax expense	$997	$(619)	$1,141

Item 8. Financial Statements and Supplementary Data
Total income tax expense for the years ended December 31 was allocated as follows:

(In millions)	2021	2020	2019
Statements of earnings	$997	$(619)	$1,141
Other comprehensive income (loss):
Unrealized foreign currency translation gains (losses) during period	15	(3)	27
Unrealized gains (losses) on fixed maturity securities:
Unrealized holding gains (losses) on fixed maturity securities during period	(194)	223	1,532
Reclassification adjustment for (gains) losses on fixed maturity securities included in net earnings	(7)	33	5
Unrealized gains (losses) on derivatives during period	1	0	(3)
Pension liability adjustment during period	30	(2)	(18)
Total income tax expense (benefit) related to items of other comprehensive income (loss)	(155)	251	1,543
Total income taxes	$842	$(368)	$2,684

The income tax effects of the temporary differences that gave rise to deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2021	2020
Deferred income tax liabilities:
Deferred policy acquisition costs	$3,262	$3,663
Unrealized gains and other basis differences on investments	5,313	5,227
Foreign currency gain on Aflac Japan	0	70
Premiums receivable	66	112
Policy benefit reserves	3,578	3,834
Total deferred income tax liabilities	12,219	12,906
Deferred income tax assets:
Unfunded retirement benefits	7	9
Other accrued expenses	38	37
Policy and contract claims	794	868
Foreign currency loss on Aflac Japan	91	0
Deferred compensation	104	137
Capital loss carryforwards	0	12
Depreciation	230	202
Anticipatory foreign tax credit	5,883	5,972
Deferred foreign tax credit	701	647
Other	163	326
Total deferred income tax assets	8,011	8,210
Net deferred income tax liability	4,208	4,696
Current income tax (asset) liability	131	(35)
Total income tax liability	$4,339	$4,661

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. The Company has determined no valuation allowance against its anticipatory foreign tax credits is necessary. The anticipatory foreign tax credit represents the foreign tax credit the Company will generate from the reversal of Japan deferred tax liabilities in the future. The release of the valuation allowance on the anticipatory foreign tax credit is due to the regulations addressing the allocation of insurance expenses in the calculation of the foreign tax credit released September 29, 2020. The Company has also determined no valuation allowance against its deferred foreign tax credits is necessary. Deferred foreign tax credits are foreign tax credits generated in the current tax year by the Japanese life company, but are unable to be utilized until 2022 due to Japan's current tax year not closing until March 31, 2022. The

Item 8. Financial Statements and Supplementary Data
release of the valuation allowance on the deferred foreign tax credit is also due to the foreign tax credit regulations released September 29, 2020. Based upon a review of the Company's anticipated future taxable income, and including all other available evidence, both positive and negative, the Company's management has concluded that, notwithstanding the items noted above, it is more likely than not that all other deferred tax assets will be realized.

Under U.S. income tax rules, only 35% of non-life operating losses can be offset against life insurance taxable income each year. For current U.S. income tax purposes, as of December 31, 2021, there were non-life operating loss carryforwards of $56 million available to offset against future taxable income, all of which do not expire. The Company has no capital loss carryforwards available to offset capital gains. The Company has foreign tax credit carryforwards of $31 million available to offset against future excess foreign taxes paid, $3 million of which expire in 2030 with the remaining $28 million expiring in 2031.

The Company files federal income tax returns in the U.S. and Japan as well as state or prefecture income tax returns in various jurisdictions in the two countries. There are currently no open Federal, State, or local U.S. income tax audits. U.S. federal income tax returns for years before 2016 are no longer subject to examination. Japan corporate income tax returns for years before 2016 are no longer subject to examination. Management believes it has established adequate tax liabilities and final resolution of all open audits is not expected to have a material impact on the Company's consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31:

(In millions)	2021	2020
Balance, beginning of year	$19	$17
Additions for tax positions of prior years	1	2
Reductions for tax positions of prior years	(15)	0
Balance, end of year	$5	$19

Included in the balance of the liability for unrecognized tax benefits at December 31, 2021, are no tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility, compared with $15 million at December 31, 2020. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. The Company has accrued approximately $5 million as of December 31, 2021, for permanent uncertainties, which if reversed would not have a material effect on the annual effective rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $1 million in interest and penalties in 2021, 2020 and 2019, respectively. The Company accrued an immaterial amount for the payment of interest and penalties as of December 31, 2021, compared with $3 million at December 31, 2020.

As of December 31, 2021, there were no material uncertain tax positions for which the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

11.    SHAREHOLDERS' EQUITY

The following table is a reconciliation of the number of shares of the Company's common stock for the years ended December 31.

Item 8. Financial Statements and Supplementary Data

(In thousands of shares)	2021	2020	2019
Common stock - issued:
Balance, beginning of period	1,351,018	1,349,309	1,347,540
Exercise of stock options and issuance of restricted shares	1,721	1,709	1,769
Balance, end of period	1,352,739	1,351,018	1,349,309
Treasury stock:
Balance, beginning of period	658,564	622,516	592,254
Purchases of treasury stock:
Share repurchase program	43,327	37,899	31,994
Other	437	542	592
Dispositions of treasury stock:
Shares issued to AFL Stock Plan	(1,216)	(2,021)	(1,610)
Exercise of stock options	(275)	(121)	(418)
Other	(230)	(251)	(296)
Balance, end of period	700,607	658,564	622,516
Shares outstanding, end of period	652,132	692,454	726,793

Outstanding share-based awards are excluded from the calculation of weighted-average shares used in the computation of basic EPS. The following table presents the approximate number of share-based awards to purchase shares, on a weighted-average basis, that were considered to be anti-dilutive and were excluded from the calculation of diluted EPS at December 31:

(In thousands)	2021	2020	2019
Anti-dilutive share-based awards	0	687	6

The weighted-average shares used in calculating EPS for the years ended December 31 were as follows:

(In thousands of shares)	2021	2020	2019
Weighted-average outstanding shares used for calculating basic EPS	673,617	713,702	742,414
Dilutive effect of share-based awards	3,112	2,490	4,016
Weighted-average outstanding shares used for calculating diluted EPS	676,729	716,192	746,430

Share Repurchase Program: During 2021, the Company repurchased 43.3 million shares of its common stock in the open market for $2.3 billion. The Company repurchased 37.9 million shares for $1.5 billion in 2020 and 32.0 million shares for $1.6 billion in 2019. In August 2020, the Company's board of directors authorized the purchase of an additional 100 million shares of its common stock. As of December 31, 2021, a remaining balance of 55.8 million shares of the Company's common stock was available for purchase under share repurchase authorizations by its board of directors.

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

Item 8. Financial Statements and Supplementary Data
Changes in Accumulated Other Comprehensive Income

2021
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
Other comprehensive income (loss) before reclassification	(904)	(735)	(1)	90	(1,550)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(24)	5	28	9
Net current-period other comprehensive income (loss)	(904)	(759)	4	118	(1,541)
Balance at December 31, 2021	$(2,013)	$9,602	$(30)	$(166)	$7,393
All amounts in the table above are net of tax.

2020
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
Cumulative effect of change in accounting principle - ASU 2019-04	0	848	0	0	848
Balance at January 1, 2020	$(1,623)	$9,396	$(33)	$(277)	$7,463
Other comprehensive income (loss) before reclassification	514	839	(1)	(30)	1,322
Amounts reclassified from accumulated other comprehensive income (loss)	0	126	0	23	149
Net current-period other comprehensive income (loss)	514	965	(1)	(7)	1,471
Balance at December 31, 2020	$(1,109)	$10,361	$(34)	$(284)	$8,934
All amounts in the table above are net of tax.

Item 8. Financial Statements and Supplementary Data

2019
(In millions)	Unrealized Foreign Currency Translation Gains (Losses)	Unrealized Gains (Losses) on Fixed Maturity Securities	Unrealized Gains (Losses) on Derivatives	Pension Liability Adjustment	Total
Balance at December 31, 2018	$(1,847)	$4,234	$(24)	$(212)	$2,151
Other comprehensive income (loss) before reclassification	224	4,327	(9)	(76)	4,466
Amounts reclassified from accumulated other comprehensive income (loss)	0	(13)	0	11	(2)
Net current-period other comprehensive income (loss)	224	4,314	(9)	(65)	4,464
Balance at December 31, 2019	$(1,623)	$8,548	$(33)	$(277)	$6,615
All amounts in the table above are net of tax.
The tables below summarize the amounts reclassified from each component of accumulated other comprehensive income based on source for the years ended December 31.

Reclassifications Out of Accumulated Other Comprehensive Income

(In millions)	2021
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statements of Earnings
Unrealized gains (losses) on available-for-sale securities	$31	Net investment gains (losses)
	(7)	Tax (expense) or benefit(1)
	$24	Net of tax
Unrealized gains (losses) on derivatives	$(5)	Net investment gains (losses)
	(1)	Net investment income
	(6)	Total before tax
	1	Tax (expense) or benefit(1)
	$(5)	Net of tax
Amortization of defined benefit pension items:
Actuarial gains (losses)	$(35)	Acquisition and operating expenses(2)
Prior service (cost) credit	0	Acquisition and operating expenses(2)
	7	Tax (expense) or benefit(1)
	$(28)	Net of tax
Total reclassifications for the period	$(9)	Net of tax
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

12. SHARE-BASED COMPENSATION
As of December 31, 2021, the Company has outstanding share-based awards under the Aflac Incorporated Long-Term Incentive Plan (the Plan). Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors.
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

The Plan allows awards to Company employees for incentive stock options (ISOs), non-qualifying stock options (NQSOs), restricted stock, restricted stock units, and stock appreciation rights. Non-employee directors are eligible for grants of NQSOs, restricted stock, and stock appreciation rights. As of December 31, 2021, approximately 36.7 million shares were available for future grants under this plan. The ISOs and NQSOs have a term of 10 years, and the share-based awards

Item 8. Financial Statements and Supplementary Data
generally vest upon time-based conditions or time and performance-based conditions. Time-based vesting generally occurs after three years. Performance-based vesting conditions generally include the attainment of goals related to Company financial performance. As of December 31, 2021, the only performance-based awards issued and outstanding were restricted stock awards and units.

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
The following table presents the impact of the expense recognized in connection with share-based awards for the periods ended December 31.

(In millions, except for per-share amounts)	2021	2020	2019
Impact on earnings from continuing operations	$65	$61	$59
Impact on earnings before income taxes	65	61	59
Impact on net earnings	51	48	46
Impact on net earnings per share:
Basic	$.08	$.07	$.06
Diluted	.08	.07	.06

Stock Options

The following table summarizes stock option activity under the employee stock option plan.

(In thousands of shares)	Stock Option Shares	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2018	5,330	$28.54
Granted in 2019	0	0.00
Canceled in 2019	(40)	27.28
Exercised in 2019	(1,584)	25.97
Outstanding at December 31, 2019	3,706	29.65
Granted in 2020	59	35.75
Canceled in 2020	(82)	26.31
Exercised in 2020	(638)	27.82
Outstanding at December 31, 2020	3,045	30.25
Granted in 2021	0	0.00
Canceled in 2021	(4)	16.93
Exercised in 2021	(896)	28.45
Outstanding at December 31, 2021	2,145	$31.02

(In thousands of shares)	2021	2020	2019
Shares exercisable, end of year	2,145	2,986	3,553

Item 8. Financial Statements and Supplementary Data
The Company estimates the fair value of each stock option granted using the Black-Scholes-Merton multiple option approach. Expected volatility is based on historical periods generally commensurate with the estimated terms of the options. The Company uses historical data to estimate option exercise and termination patterns within the model. Separate groups of employees that have similar historical exercise patterns are stratified and considered separately for valuation purposes. The expected term of options granted is derived from the output of the Company's option model and represents the weighted-average period of time that options granted are expected to be outstanding. The Company bases the risk-free interest rate on the Treasury note rate with a term comparable to that of the estimated term of the options. There were no options granted in 2021 or 2019. The weighted-average fair value of options at their grant date was $6.33 in 2020. The following table presents the assumptions used in valuing options granted, if applicable, during the years ended December 31.

	2021	2020	2019
Expected term (years)	7.9	6.0	7.0
Expected volatility	25.6%	24.4%	18.0%
Annual forfeiture rate	3.8	3.9	3.9
Risk-free interest rate	1.0	2.0	2.9
Dividend yield	3.0	3.3	2.2

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021.

(In thousands of shares)			Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share			Stock Option Shares Outstanding	Wgtd.-Avg. Remaining Contractual Life (Yrs.)	Wgtd.-Avg. Exercise Price Per Share	Stock Option Shares Exercisable	Wgtd.-Avg. Exercise Price Per Share
$0.00	-	$24.75	336	0.7	$24.09	336	$24.09
24.75	-	28.97	370	3.9	28.85	370	28.85
28.97	-	31.21	718	2.8	30.74	718	30.74
31.21	-	36.21	572	4.7	34.36	572	34.36
36.21	-	44.59	149	5.8	40.57	149	40.57
$0.00	-	$44.59	2,145	3.4	$31.02	2,145	$31.02

The aggregate intrinsic value in the following table represents the total pretax intrinsic value, and is based on the difference between the exercise price of the stock options and the quoted closing common stock price of $58.39 as of December 31, 2021, for those awards that have an exercise price currently below the closing price. As of December 31, 2021, the aggregate intrinsic value of stock options outstanding was $59 million, with a weighted-average remaining term of 3.4 years. The total number of in-the-money stock options exercisable as of December 31, 2021, was 2.1 million shares. The aggregate intrinsic value of stock options exercisable at that same date was $59 million, with a weighted-average remaining term of 3.4 years.

The following table summarizes stock option activity during the years ended December 31.

(In millions)	2021	2020	2019
Total intrinsic value of options exercised	$21	$11	$38
Cash received from options exercised	26	18	40
Tax benefit realized as a result of options exercised and restricted stock releases	17	18	34

Performance-Based Restricted Stock Awards and Units

Under the Plan, the Company grants selected executive officers performance-based restricted stock awards (PBRS) each February whose vesting is contingent upon meeting various performance goals. PBRS are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In February 2021, the Company granted 454 thousand performance-based stock awards, which are contingent on the achievement of the Company's financial performance metrics and its market-based conditions. On the date of grant, the Company estimated the fair value of restricted stock awards with market-based conditions using a Monte Carlo simulation model.

Item 8. Financial Statements and Supplementary Data
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

The Company also granted selected executive officers performance-based restricted stock units (PSUs) throughout the year whose vesting is contingent upon meeting various performance goals. PSUs are generally granted at-the-money and contingently cliff vest over a period of three years, generally subject to continued employment. In 2021, the Company granted 26 thousand performance-based stock units, which are contingent on the achievement of certain Company determined metrics. Based on estimates of actual performance versus the vesting thresholds, the calculated fair value percentage pay-out estimate will be updated each quarter. Actual performance may result in the ultimate award of 0% to 200% percent of the initial number of PSUs issued, with the potential for no award if the Company determined metrics are not achieved during the three-year period. PSUs subject to accelerated vesting at the date of retirement eligibility is recognized over the implicit service period.

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, a Monte Carlo simulation model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

Key assumptions used to value PBRS granted during 2021 follows:

(In millions)	2021
Expected volatility (based on Aflac Inc. and peer group historical daily stock price)	36.75%
Expected life from grant date (years)	2.9
Risk-free interest rate (based on U.S. Treasury yields at the date of grant)	0.18%

Restricted Stock Awards and Units
The value of restricted stock awards and restricted stock units is based on the fair market value of the Company's common stock at the date of grant. The following table summarizes restricted stock activity during the years ended December 31.

(In thousands of shares)	Shares	Weighted-Average Grant-Date Fair Value Per Share
Restricted stock at December 31, 2018	3,407	$36.52
Granted in 2019 (1)	1,070	49.68
Canceled in 2019 (1)	(39)	41.60
Vested in 2019 (1)	(1,723)	32.50
Restricted stock at December 31, 2019 (1)	2,715	43.74
Granted in 2020	1,544	45.88
Canceled in 2020	(119)	49.27
Vested in 2020	(1,560)	35.23
Restricted stock at December 31, 2020	2,580	48.57
Granted in 2021	1,496	47.87
Canceled in 2021	(148)	49.00
Vested in 2021	(1,371)	45.80
Restricted stock at December 31, 2021	2,557	$49.38
(1) This balance has been adjusted to include dividends

As of December 31, 2021, total compensation cost not yet recognized in the Company's financial statements related to restricted stock awards and restricted stock units was $35 million, of which $13 million (1.2 million shares) was related to restricted stock awards with a performance-based vesting condition. The Company expects to recognize these amounts

Item 8. Financial Statements and Supplementary Data
over a weighted-average period of approximately 1.8 years. There are no other contractual terms covering restricted stock awards once vested.

13. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS
The Company's insurance subsidiaries are required to report their results of operations and financial position to insurance regulatory authorities on the basis of statutory accounting practices prescribed or permitted by such authorities.

Aflac Japan must report its results of operations and financial position to the Japanese Financial Services Agency (FSA) on a Japanese regulatory accounting basis as prescribed by the FSA. Japanese regulatory accounting practices differ in many respects from U.S. GAAP. Under Japanese regulatory accounting practices, policy acquisition costs are expensed immediately; policy benefit and claim reserving methods and assumptions are different; premiums are recognized on a cash basis; different consolidation criteria apply to VIEs; reinsurance is recognized on a different basis; and investments can have a separate accounting classification and treatment referred to as policy reserve matching bonds (PRM). Capital and surplus of Aflac Japan, based on Japanese regulatory accounting practices, was $9.8 billion at December 31, 2021, compared with $9.0 billion at December 31, 2020.

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

Statutory Accounting Principles (SAP) as detailed by the National Association of Insurance Commissioners' (NAIC) Accounting Practices and Procedures Manual have been adopted by both the state of Nebraska and the state of New York as a component of those prescribed or permitted practices. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Additionally, the Director of the NDOI and the Superintendent of the NYDFS each have the right to permit other specific practices which deviate from prescribed practices. Aflac, CAIC, TOIC and Aflac New York had no permitted practices as of December 31, 2021 and 2020.

The table below represents statutory capital and surplus based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2021	2020
Aflac	$2,627	$2,088
CAIC	244	271
TOIC	57	61
Aflac New York	360	352

As of December 31, 2021, the capital and surplus for each of the Company's U.S. life insurance subsidiaries exceeded the required company action level capital and surplus.

Item 8. Financial Statements and Supplementary Data
The table below represents net income (loss) based on statutory accounting practices for the Company’s U.S. life insurance subsidiaries as of December 31.

(In millions)	2021	2020	2019
Aflac	$1,146	$872	$864
CAIC	(30)	1	(16)
TOIC	(27)	(24)	(2)
Aflac New York	83	75	75

The Parent Company depends on its subsidiaries for cash flow, primarily in the form of dividends and management fees. Consolidated retained earnings in the accompanying financial statements largely represent the undistributed earnings of the Company's insurance subsidiaries. Amounts available for dividends, management fees and other payments to the Parent Company by its insurance subsidiaries may fluctuate due to different accounting methods required by regulatory authorities. These payments are also subject to various regulatory restrictions and approvals related to safeguarding the interests of insurance policyholders. The Company's U.S. life insurance entities must maintain adequate risk-based capital (RBC) for U.S. regulatory authorities, and Aflac Japan must maintain adequate solvency margins for Japanese regulatory authorities.

The maximum amount of dividends that can be paid to the Parent Company by Aflac, CAIC and TOIC without prior approval of Nebraska's director of insurance is the greater of the net income from operations, which excludes net investment gains, for the previous year determined under statutory accounting principles, or 10% of statutory capital and surplus as of the previous year-end. In 2021, Aflac declared dividends of $654 million. Dividends declared by Aflac during 2022 in excess of $1.1 billion would require such approval. CAIC and TOIC did not declare dividends during 2021.

From time to time, Aflac New York pays dividends to Aflac, the parent company of Aflac New York. Aflac New York may not pay dividends to Aflac without the prior approval of the NYDFS. Aflac New York declared dividends of $75 million in 2021, which were authorized by the NYDFS.

Aflac Japan is required to meet certain financial criteria as governed by Japanese corporate law in order to provide dividends to the Parent Company. Under these criteria, dividend capacity at Aflac Japan is basically defined as retained earnings excluding capital reserves, which represent equity generated by capital profits that are statutorily required in Japan, less net after-tax unrealized losses on available-for-sale securities based on the previous fiscal year-end. Profits remitted by Aflac Japan to the Parent Company were as follows for the years ended December 31:

	In Dollars			In Yen
(In millions of dollars and billions of yen)	2021	2020	2019	2021	2020	2019
Profit remittances	$2,138	$1,215	$2,070	¥236.7	¥129.8	¥225.2

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

Information with respect to the Company's benefit plans' assets and obligations as of December 31 was as follows:

	Pension Benefits				Other
	Japan		U.S.		Postretirement Benefits
(In millions)	2021	2020	2021	2020	2021	2020
Projected benefit obligation:
Benefit obligation, beginning of year	$473	$436	$1,204	$1,058	$42	$39
Service cost	23	24	28	29	0	0
Interest cost	6	5	32	34	1	1
Actuarial (gain) loss	(9)	(6)	(50)	106	(2)	6
Benefits and expenses paid	(15)	(12)	(28)	(23)	(5)	(4)
Effect of foreign exchange rate changes	(46)	26	0	0	0	0
Benefit obligation, end of year	432	473	1,186	1,204	36	42

Plan assets:
Fair value of plan assets, beginning of year	416	344	824	644	0	0
Actual return on plan assets	14	21	81	96	0	0
Employer contributions	44	41	8	107	5	4
Benefits and expenses paid	(15)	(12)	(28)	(23)	(5)	(4)
Effect of foreign exchange rate changes	(44)	22	0	0	0	0
Fair value of plan assets, end of year	415	416	885	824	0	0
Funded status of the plans(1)	$(17)	$(57)	$(301)	$(380)	$(36)	$(42)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$50	$74	$158	$278	$10	$15
Prior service (credit) cost	0	(1)	(2)	(2)	0	0
Total included in accumulated other comprehensive income	$50	$73	$156	$276	$10	$15
Accumulated benefit obligation	$346	$425	$1,010	$1,017	N/A	N/A
(1) Recognized in other liabilities in the consolidated balance sheets

Item 8. Financial Statements and Supplementary Data
Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan		U.S.
(In millions)	2021	2020	2021	2020
Accumulated benefit obligation	$346	$425	$1,010	$1,017
Fair value of plan assets	415	416	885	824
Information for Pension Plans with a Projected Benefit Obligation in Excess of Plan Assets

	Pension Benefits
	Japan (1)		U.S.(2)
(In millions)	2021	2020	2021	2020
Projected benefit obligation	$432	$473	$1,186	$1,204
Fair value of plan assets	415	416	885	824
(1) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) Japan pension plan was $17 and $57 at December 31, 2021 and 2020, respectively, and was classified as liabilities on the statement of financial position.
(2) The net amount of projected benefit obligation and plan assets for the underfunded (including unfunded) U.S. pension plan was $301 and $380 at December 31, 2021 and 2020, respectively, and was classified as liabilities on the statement of financial position.

Information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the note on “Obligations and Funded Status” because all the other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
	2021	2020	2019	2021	2020	2019	2021		2020		2019
Weighted-average actuarial assumptions:
Discount rate - net periodic benefit cost	.75%	.75%	1.25%	2.68%	3.25%	4.25%	2.68%		3.25%		4.25%
Discount rate - benefit obligations	.94	.75	.75	2.94	2.68	3.25	2.94		2.68		3.25
Expected long-term return on plan assets	2.00	2.00	2.00	5.75	6.00	6.25	N/A		N/A		N/A
Rate of compensation increase	N/A	N/A	N/A	4.00	4.00	4.00	N/A		N/A		N/A
Health care cost trend rates	N/A	N/A	N/A	N/A	N/A	N/A	5.80	(2)	6.30	(2)	7.50	(2)
(2) For the years 2021, 2020 and 2019, the health care cost trend rates are expected to trend down to 3.7% in 52 years, 3.7% in 53 years, and 3.8% in 54 years, respectively.

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

Item 8. Financial Statements and Supplementary Data
Components of Net Periodic Benefit Cost
Pension and other postretirement benefit expenses are included in acquisition and operating expenses in the consolidated statements of earnings, which includes $25 million, $30 million and $8 million of other components of net periodic pension cost and postretirement costs (other than services costs) for the years ended December 31, 2021, 2020 and 2019, respectively. Total net periodic benefit cost includes the following components:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$23	$24	$22	$28	$29	$23	$0	$0	$0
Interest cost	6	5	7	32	34	20	1	1	1
Expected return on plan assets	(8)	(7)	(6)	(41)	(35)	(29)	0	0	0
Amortization of net actuarial loss	2	4	4	30	26	10	3	2	1
Amortization of prior service cost	0	(1)	0	0	(2)	0	0	0	0
Net periodic (benefit) cost	$23	$25	$27	$49	$52	$24	$4	$3	$2

Changes in Accumulated Other Comprehensive Income
The following table summarizes the amounts recognized in other comprehensive loss (income) for the years ended December 31:

	Pension Benefits						Other
	Japan			U.S.			Postretirement Benefits
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net actuarial loss (gain)	$(22)	$(14)	$1	$(90)	$45	$95	$(2)	$5	$4
Amortization of net actuarial loss	(2)	(4)	(4)	(30)	(26)	(10)	(3)	(2)	(1)
Amortization of prior service cost	1	1	0	0	2	0	0	0	0
Total	$(23)	$(17)	$(3)	$(120)	$21	$85	$(5)	$3	$3

No transition obligations arose during 2021.

Benefit Payments
The following table provides expected benefit payments, which reflect expected future service, as appropriate.

	Pension Benefits		Other
(In millions)	Japan	U.S.	Postretirement Benefits
2022	$17	$32	$5
2023	14	32	5
2024	16	34	5
2025	17	35	4
2026	17	37	4
2027-2031	88	237	9

Funding

The Company plans to make contributions of $36 million to the Japanese funded defined benefit plan in 2022. The Company does not plan to make any contributions to the U.S. funded defined benefit plan in 2022. The Company did not make a contribution to the U.S. funded defined benefit plan in 2021. The funding policy for the Company's non-qualified supplemental defined benefit pension plans and other postretirement benefits plan is to contribute the amount of the benefit payments made during the year.

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

The plan fiduciaries for the Company's funded defined benefit plans have developed guidelines for asset allocations reflecting a percentage of total assets by asset class, which are reviewed on an annual basis. Asset allocation targets as of December 31, 2021 were as follows:

	Japan Pension	U.S. Pension
Domestic equities	5%	40%
International equities	21	20
Fixed income securities	66	40
Other	8	0
Total	100%	100%

The following table presents the fair value of Aflac Japan's pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 2 in the fair value hierarchy.

(In millions)	2021	2020
Japan pension plan assets:
Equities:
Japanese equity securities	$21	$20
International equity securities	86	88
Fixed income securities:
Japanese bonds	22	23
International bonds	252	249
Insurance contracts	34	36
Total	$415	$416
The following table presents the fair value of Aflac U.S.'s pension plan assets that are measured at fair value on a recurring basis as of December 31. All of these assets are classified as Level 1 in the fair value hierarchy.

(In millions)	2021	2020
U.S. pension plan assets:
Mutual funds:
Large cap equity funds	$297	$234
Mid cap equity funds	25	24
Real estate equity funds	0	19
International equity funds	208	136
Fixed income bond funds	346	237
Aflac Incorporated common stock	7	5
Cash and cash equivalents	2	169
Total	$885	$824

Item 8. Financial Statements and Supplementary Data

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

401(k) Plan

The Company sponsors a 401(k) plan in which it matches a portion of U.S. employees' contributions. The plan provides for salary reduction contributions by employees and, in 2021, 2020, and 2019, provided matching contributions by the Company of 100% of each employee's contributions which were not in excess of 4% of the employee's annual cash compensation. The Company also provides a nonelective contribution to the 401(k) plan of 2% of annual cash compensation for employees who opted out of the future benefits of the U.S. defined benefit plan and for new U.S. employees. Effective January 1, 2021, the Company increased this nonelective contribution to 4% of annual compensation.

The 401(k) contributions by the Company, included in acquisition and operating expenses in the consolidated statements of earnings, were $20 million in both 2021 and 2020 and $18 million in 2019. The plan trustee held approximately 2.2 million shares of the Company's common stock for plan participants at December 31, 2021.

Stock Bonus Plan

Aflac U.S. maintains a stock bonus plan for eligible U.S. sales associates. Plan participants receive shares of Aflac Incorporated common stock based on their new annualized premium sales and their first-year persistency of substantially all new insurance policies. The cost of this plan, which was capitalized as deferred policy acquisition costs, amounted to $15 million in 2021 and $24 million in 2020 and $31 million in 2019.

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

15. COMMITMENTS AND CONTINGENT LIABILITIES

The Company has two outsourcing agreements with a technology and consulting corporation. The first agreement provides mainframe computer operations, distributed mid-range server computer operations, and related support for Aflac Japan. It has a remaining term of three years and an aggregate remaining cost of ¥27.4 billion ($238 million using the December 31, 2021, exchange rate). The second agreement provides application maintenance and development services for Aflac Japan. It has a remaining term of two years and an aggregate remaining cost of ¥2.6 billion ($22 million using the December 31, 2021, exchange rate).

The Company has an outsourcing agreement with a management consulting and technology services company to provide application maintenance and development services for Aflac Japan. The agreement has a remaining term of five years with an aggregate remaining cost of ¥16.0 billion ($140 million using the December 31, 2021, exchange rate).

The Company has two outsourcing agreements with information technology and data services companies to provide application maintenance and development services for Aflac Japan. The first agreement has a remaining term of one year with an aggregate remaining cost of ¥0.6 billion ($5 million using the December 31, 2021, exchange rate). The second agreement has a remaining term of four years with an aggregate remaining cost of ¥10.7 billion ($93 million using the December 31, 2021, exchange rate).

Item 8. Financial Statements and Supplementary Data
The Company has an enterprise agreement with an information technology and data services company to license software for Aflac Japan. The agreement has a remaining term of two years with an aggregate remaining cost of ¥2.2 billion ($19 million using the December 31, 2021, exchange rate).

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

In 2009, the Pennsylvania Insurance Commissioner placed long-term care insurer Penn Treaty Network America Insurance Company and its subsidiary American Network Insurance Company (collectively referred to as Penn Treaty), neither of which is affiliated with Aflac, in rehabilitation and petitioned a state court for approval to liquidate Penn Treaty. A final order of liquidation was granted by a recognized judicial authority on March 1, 2017, and as a result, Penn Treaty is in the process of liquidation. The Company estimated and recognized the impact of its share of guaranty fund assessments resulting from the liquidation using a discounted rate of 4.25%. The Company recognized a discounted liability for the assessments of $62 million (undiscounted $94 million), offset by discounted premium tax credits of $48 million (undiscounted $74 million), for a net $14 million impact to net income in the quarter ended March 31, 2017. The Company paid a majority of these assessments by December 31, 2021. The Company used the cost estimate provided as of the liquidation date by the National Organization of Life and Health Guaranty Associations (NOLHGA) to calculate its estimated assessments and tax credits. Guaranty fund assessments for the years ended December 31, 2021, 2020, and 2019 were immaterial.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters during the years ended December 31, 2021 and 2020.

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
(c) Changes in Internal Control Over Financial Reporting

During 2021, the Company has executed internal controls associated with new processes supporting the implementation of Accounting Standards Update (ASU) 2018-12 for long-duration insurance contracts (LDTI). These controls provide assurance over the reasonableness of the estimated range of impact to the Company's accumulated other comprehensive income (AOCI) that is expected upon adoption of LDTI on January 1, 2023 as disclosed in Note 1 of the Notes to the Consolidated Financial Statements. The Company will continue to refine and maturate the internal controls associated with LDTI until adoption on January 1, 2023. Except for the change in controls over the Company's implementation of LDTI, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance
PART III
Pursuant to General Instruction G to Form 10-K, Items 10 through 14 are incorporated by reference from the Company's definitive Notice and Proxy Statement relating to the Company's 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or about March 17, 2022, pursuant to Regulation 14A under the Exchange Act. The Audit Committee Report and Compensation Committee Report to be included in such proxy statement shall be deemed to be furnished in this report and shall not be incorporated by reference into any filing under the Securities Act of 1933 as a result of such furnishing in Items 10 and 11, respectively.

Refer to the Information Contained in the Proxy Statement under Captions (filed electronically)

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Information about the Company's Executive Officers -see Part I, Item 1 herein	1. Election of Directors; Delinquent Section 16(a) Reports; Audit and Risk Committee; Audit and Risk Committee Report; Director Nominating Process; and Code of Business Conduct and Ethics

ITEM 11.	EXECUTIVE COMPENSATION	Director Compensation; Compensation Committee; Compensation Committee Report; Compensation Discussion and Analysis; 2021 Summary Compensation Table; 2021 Grants of Plan-Based Awards; 2021 Outstanding Equity Awards at Fiscal Year-End; 2021 Option Exercises and Stock Vested; Pension Benefits; Nonqualified Deferred Compensation; Potential Payments Upon Termination or Change-In-Control; and Compensation Committee Interlocks and Insider Participation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	Beneficial Ownership of the Company's Securities; Security Ownership of Directors; Election of Directors (Proposal 1); Security Ownership of Management; and Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	Related Person Transactions; and Director Independence

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3); and Audit and Risk Committee

Item 15. Exhibits, Financial Statement Schedules
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	FINANCIAL STATEMENTS		Page(s)

		Included in Part II, Item 8, of this report:
		Aflac Incorporated and Subsidiaries:
		Report of Independent Registered Public Accounting Firm		81
		Consolidated Statements of Earnings for each of the years in the three- year period ended December 31, 2021		85
		Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2021		86
		Consolidated Balance Sheets as of December 31, 2021 and 2020		87
		Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 2021		88
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021		90
		Notes to the Consolidated Financial Statements		91

	2.	FINANCIAL STATEMENT SCHEDULES

		Included in Part IV of this report:
		Schedule II -	Condensed Financial Information of Registrant as of December 31, 2021 and 2020, and for each of the years in the three-year period ended December 31, 2021	181
		Schedule III -	Supplementary Insurance Information as of December 31, 2021 and 2020, and for each of the years in the three-year period ended December 31, 2021	188
		Schedule IV -	Reinsurance for each of the years in the three-year period ended December 31, 2021	189

	3.	EXHIBIT INDEX

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

(b)	EXHIBIT INDEX(1)
	3.0	-	Articles of Incorporation, as amended – incorporated by reference from Form 10-Q for June 30, 2008, Exhibit 3.0.
	3.1	-	Bylaws of the Corporation, as amended and restated – incorporated by reference from Form 8-K dated February 11, 2022, Exhibit 3.1.
	4.0	-	There are no instruments with respect to long-term debt not being registered in which the total amount of securities authorized exceeds 10% of the total assets of Aflac Incorporated and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any long-term debt instrument to the Securities and Exchange Commission upon request.
	4.1	-	Description of common stock securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference from 2019 Form 10-K, Exhibit 4.1.
	4.2	-	Indenture, dated as of May 21, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated May 21, 2009, Exhibit 4.1.
	4.3	-	Second Supplemental Indenture, dated as of December 17, 2009, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.900% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 14, 2009, Exhibit 4.1.
	4.4	-	Third Supplemental Indenture, dated as of August 9, 2010, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 6.45% Senior Note due 2040) - incorporated by reference from Form 8-K dated August 4, 2010, Exhibit 4.1.
	4.5	-	Eighth Supplemental Indenture, dated as of June 10, 2013, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2023) - incorporated by reference from Form 8-K dated June 10, 2013, Exhibit 4.1.
	4.6	-	Ninth Supplemental Indenture, dated as of November 7, 2014, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.625% Senior Note due 2024) - incorporated by reference from Form 8-K dated November 4, 2014, Exhibit 4.1.
	4.7	-	Eleventh Supplemental Indenture, dated as of March 12, 2015, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.25% Senior Note due 2025) - incorporated by reference from Form 8-K dated March 9, 2015, Exhibit 4.2.
	4.8	-	Twelfth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.875% Senior Note due 2026) - incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.1.
	4.9	-	Thirteenth Supplemental Indenture, dated as of September 19, 2016, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.000% Senior Note due 2046) – incorporated by reference from Form 8-K dated September 19, 2016, Exhibit 4.2.
	4.10	-	Fourteenth Supplemental Indenture, dated as of January 25, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of .932% Senior Note due 2027) – incorporated by reference from Form 8-K dated January 25, 2017, Exhibit 4.1.
	4.11	-	Fifteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.159% Senior Note due 2030) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.1.
	4.12	-	Sixteenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.488% Senior Note due 2033) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.2.
	4.13	-	Seventeenth Supplemental Indenture, dated as of October 18, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.750% Senior Note due 2038) – incorporated by reference from Form 8-K dated October 18, 2018, Exhibit 4.3.
	4.14	-	Eighteenth Supplemental Indenture, dated as of October 31, 2018, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 4.750% Senior Note due 2049) – incorporated by reference from Form 8-K dated October 31, 2018, Exhibit 4.1.
	4.15	-	Nineteenth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.500% Senior Note due 2029) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.1.
	4.16	-	Twentieth Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.843% Senior Note due 2031) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.2.

4.17	-	Twenty-First Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.934% Senior Note due 2034) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.3.
4.18	-	Twenty-Second Supplemental Indenture, dated as of December 17, 2019, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.122% Senior Note due 2039) – incorporated by reference from Form 8-K dated December 17, 2019, Exhibit 4.4.
4.19	-	Twenty-Third Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.300% Senior Note due 2025) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.1.
4.20	-	Twenty-Fourth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.550% Senior Note due 2030) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.2.
4.21	-	Twenty-Fifth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.750% Senior Note due 2032) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.3.
4.22	-	Twenty-Sixth Supplemental Indenture, dated as of March 12, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.830% Senior Note due 2035) – incorporated by reference from Form 8-K dated March 12, 2020, Exhibit 4.4.
4.23	-	Twenty-Seventh Supplemental Indenture, dated as of April 1, 2020, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 3.600% Senior Note due 2030) – incorporated by reference from Form 8-K dated April 1, 2020, Exhibit 4.1.
4.24	-	Twenty-Eighth Supplemental Indenture, dated as of March 8, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.125% Senior Sustainability Note due 2026) – incorporated by reference from Form 8-K dated March 8, 2021, Exhibit 4.1.
4.25	-	Twenty-Ninth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.633% Senior Note due 2031) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.1.
4.26	-	Thirtieth Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 0.844% Senior Note due 2033) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.2.
4.27	-	Thirty-First Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.039% Senior Note due 2036) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.3.
4.28	-	Thirty-Second Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.264% Senior Note due 2041) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.4.
4.29	-	Thirty-Third Supplemental Indenture, dated as of April 15, 2021, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 1.560% Senior Note due 2051) – incorporated by reference from Form 8-K dated April 15, 2021, Exhibit 4.5.
4.30	-	Subordinated Indenture, dated as of September 26, 2012, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference from Form 8-K dated September 26, 2012, Exhibit 4.1.
4.31	-	Second Supplemental Indenture, dated as of October 23, 2017, between Aflac Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of 2.108% Subordinated Debenture due 2047) - incorporated by reference from Form 8-K dated October 23, 2017, Exhibit 4.1.
10.0*	-	American Family Corporation Retirement Plan for Senior Officers, as amended and restated October 1, 1989 – incorporated by reference from 1993 Form 10-K, Exhibit 10.2.
10.1*	-	Amendment to American Family Corporation Retirement Plan for Senior Officers, dated December 8, 2008 – incorporated by reference from 2008 Form 10-K, Exhibit 10.1.
10.2*	-	Second Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated November 16, 2012 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.2.
10.3*	-	Third Amendment to the American Family Corporation Retirement Plan for Senior Officers, dated October 18, 2016 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.3.
10.4*	-	Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2008 Form 10-K, Exhibit 10.5.

10.5*	-	First Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2012 Form 10-K, Exhibit 10.3.
10.6*	-	Second Amendment to the Aflac Incorporated Supplemental Executive Retirement Plan, as amended and restated January 1, 2009 – incorporated by reference from 2014 Form 10-K, Exhibit 10.4.
10.7*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.5.
10.8*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for September 30, 2016, Exhibit 10.8.
10.9*	-	Second Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from Form 10-Q for March 31, 2017, Exhibit 10.9.
10.10*	-	Third Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective September 1, 2015 – incorporated by reference from 2018 Form 10-K, Exhibit 10.10.
10.11*	-	Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from 2019 Form 10-K, Exhibit 10.11.
10.12*	-	First Amendment to the Aflac Incorporated Executive Deferred Compensation Plan, as amended and restated, effective January 1, 2020 – incorporated by reference from Form 10-Q for June 30, 2020, Exhibit 10.1.
10.13*	-	Aflac Incorporated 2013 Management Incentive Plan – incorporated by reference from the 2012 Proxy Statement, Appendix B.
10.14*	-	Aflac Incorporated 2018 Management Incentive Plan - incorporated by reference from the 2017 Proxy Statement, Appendix B.
10.15*	-	1999 Aflac Associate Stock Bonus Plan, amended and restated as of February 1, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.1.
10.16*	-	2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from the 2012 Proxy Statement, Appendix A.
10.17*	-	Form of Non-Employee Director Stock Option Agreement (NQSO) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.13.
10.18*	-	Notice of grant of stock options to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.14.
10.19*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.15.
10.20*	-	Notice of restricted stock award to non-employee director under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.16.
10.21*	-	U.S. Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.17.
10.22*	-	Japan Form of Employee Restricted Stock Award Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.18.
10.23*	-	Notice of time based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.22.
10.24*	-	Notice of performance based restricted stock award under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.20.
10.25*	-	U.S. Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.21.
10.26*	-	Japan Form of Employee Stock Option Agreement (Non-Qualifying Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.22.

10.27*	-	U.S. Form of Employee Stock Option Agreement (Incentive Stock Option) under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.23.
10.28*	-	U.S. Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.28.
10.29*	-	Japan Notice of grant of stock options under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for June 30, 2013, Exhibit 10.29.
10.30*	-	Japan Form of Restricted Stock Unit Agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2016, Exhibit 10.26.
10.31*	-	Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 8-K dated May 1, 2017, Exhibit 10.1.
10.32*	-	Form of Non-Employee Director Stock Option Agreement (Non-Qualifying Stock Option) under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.33.
10.33*	-	Form of Non-Employee Director Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for June 30, 2017, Exhibit 10.34.
10.34*	-	Notice of time based restricted stock unit and restricted stock unit agreement under the 2004 Aflac Incorporated Long-Term Incentive Plan, as amended and restated March 14, 2012 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.1.
10.35*	-	Notice of time based restricted stock unit and restricted stock unit agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.3.
10.36*	-	U.S. Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.37*	-	Japan Form of Employee Restricted Stock Award Agreement under the Aflac Incorporated Long-Term Incentive Plan, as amended and restated February 14, 2017.
10.38*	-	Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated February 9, 2010 – incorporated by reference from 2009 Form 10-K, Exhibit 10.26.
10.39*	-	Amendment to Aflac Incorporated Retirement Plan for Directors Emeritus, as amended and restated, dated August 10, 2010 – incorporated by reference from Form 10-Q for September 30, 2010, Exhibit 10.27.
10.40*	-	Aflac Life Insurance Japan Ltd. Officer Retirement Plan – incorporated by reference from 2019 Form 10-K, Exhibit 10.43.
10.41*	-	Aflac Incorporated Employment Agreement with Daniel P. Amos, as amended and restated, dated August 20, 2015 – incorporated by reference from Form 10-Q for September 30, 2015, Exhibit 10.29.
10.42*	-	Aflac Employment Agreement with Eric M. Kirsch, as amended and restated, dated December 1, 2015 – incorporated by reference from Form 8-K dated December 1, 2015, Exhibit 10.1.
10.43*	-	Amendment to Aflac Employment Agreement with Eric M. Kirsch, dated November 30, 2017 – incorporated by reference from 2017 Form 10-K, Exhibit 10.42.
10.44*	-	Aflac Incorporated Employment Agreement with Frederick J. Crawford, effective June 30, 2015 – incorporated by reference from Form 8-K dated June 24, 2015, Exhibit 10.1.
10.45*	-	Amendment to Aflac Incorporated Employment Agreement with Frederick J. Crawford, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.2.
10.46*	-	Aflac Incorporated Employment Agreement with Audrey Boone Tillman, dated June 11, 2015 – incorporated by reference from Form 10-Q for March 31, 2018, Exhibit 10.6.
10.47*	-	Aflac Incorporated Employment Agreement with Max K. Brodén, dated April 29, 2021 – incorporated by reference from Form 10-Q for March 31, 2021, Exhibit 10.3.
10.48	-	Agency Services Agreement, dated March 1, 2008, by and between Japan Post Network Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.2.
10.49**	-	Amendment Agreement to Agency Services Agreement, dated June 27, 2016, by and between Japan Post Co., Ltd. and Aflac – incorporated by reference from Form 10-Q for March 31, 2020, Exhibit 10.3.
10.50	-	Basic Agreement regarding the “Strategic Alliance Based on Capital Relationship”, dated December 19, 2018, by and among Japan Post Holdings Co., Ltd., Aflac Incorporated and Aflac Life Insurance Japan Ltd. – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.1.

	10.51	-	Letter Agreement, dated December 19, 2018, by and between Japan Post Holdings Co., Ltd. and Aflac Incorporated – incorporated by reference from Form 8-K dated December 19, 2018, Exhibit 10.2.
	10.52	-	Shareholders Agreement, dated February 28, 2019, by and between Aflac Incorporated, Japan Post Holdings Co., Ltd., J&A Alliance Holdings Corporation (solely in its capacity as trustee of J&A Alliance Trust), and General Incorporated Association J&A Alliance – incorporated by reference from Form 10-Q for March 31, 2019, Exhibit 10.50.
	21	-	Subsidiaries.
	23	-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-158969 with respect to the Aflac Incorporated 401(k) Savings and Profit Sharing Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement Nos. 333-135327, 333-161269, 333-202781, and 333-245702 with respect to the Aflac Incorporated Executive Deferred Compensation Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-8 Registration Statement No. 333-115105 and 333-219888 with respect to the Aflac Incorporated Long-Term Incentive Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-242390 with respect to the AFL Stock Plan.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-237969 with respect to the resale of Aflac Incorporated common stock by J&A Alliance Holdings Corporation in its capacity as the trustee of J&A Alliance Trust.
		-	Consent of independent registered public accounting firm, KPMG LLP, to Form S-3 Registration Statement No. 333-259379 with respect to the Aflac Incorporated shelf registration statement.
	31.1	-	Certification of CEO dated February 23, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	31.2	-	Certification of CFO dated February 23, 2022, required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
	32	-	Certification of CEO and CFO dated February 23, 2022, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	-	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	-	Inline XBRL Taxonomy Extension Schema.
	101.CAL	-	Inline XBRL Taxonomy Extension Calculation Linkbase.
	101.DEF	-	Inline XBRL Taxonomy Extension Definition Linkbase.
	101.LAB	-	Inline XBRL Taxonomy Extension Label Linkbase.
	101.PRE	-	Inline XBRL Taxonomy Extension Presentation Linkbase.
	104	-	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

(1)	Copies of any exhibit are available upon request by calling the Company's Investor Relations Department at 800.235.2667 - option 3
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
**	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(c)	FINANCIAL STATEMENT SCHEDULES

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Aflac Incorporated (Parent Only)
Condensed Statements of Earnings

	Years ended December 31,
(In millions)	2021	2020	2019
Revenues:
Management and service fees from subsidiaries(1)	$130	$131	$151
Net investment income	(93)	62	77
Interest from subsidiaries(1)	2	3	4
Net investment gains (losses)	206	399	98
Total revenues	245	595	330
Operating expenses:
Interest expense	222	221	200
Other operating expenses(2)	300	277	221
Total operating expenses	522	498	421
Earnings before income taxes and equity in earnings of subsidiaries	(277)	97	(91)
Income tax expense (benefit)	(144)	(15)	(22)
Earnings before equity in earnings of subsidiaries	(133)	112	(69)
Equity in earnings of subsidiaries(1)	4,458	4,666	3,373
Net earnings	$4,325	$4,778	$3,304
(1)Eliminated in consolidation
(2)Includes expense of $48 in 2021 and $15 in 2020 for the early extinguishment of debt
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Comprehensive Income (Loss)

	Years ended December 31,
(In millions)	2021	2020	2019
Net earnings	$4,325	$4,778	$3,304
Other comprehensive income (loss) before income taxes:
Unrealized foreign currency translation gains (losses) during period	(889)	510	252
Unrealized gains (losses) on fixed maturity securities during period	(960)	1,220	5,852
Unrealized gains (losses) on derivatives during period	5	(1)	(12)
Pension liability adjustment during period	148	(7)	(85)
Total other comprehensive income (loss) before income taxes	(1,696)	1,722	6,007
Income tax expense (benefit) related to items of other comprehensive income (loss)	(155)	251	1,543
Other comprehensive income (loss), net of income taxes	(1,541)	1,471	4,464
Total comprehensive income (loss)	$2,784	$6,249	$7,768
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Balance Sheets

	December 31,
(In millions, except for share and per-share amounts)	2021	2020
Assets:
Investments and cash:
Fixed maturity securities available for sale, at fair value (amortized cost $1,608 in 2021 and $1,782 in 2020)	$1,828	$1,876
Investments in subsidiaries(1)	35,905	36,217
Other investments	1,413	902
Cash and cash equivalents	2,097	2,126
Total investments and cash	41,243	41,121
Due from subsidiaries(1)	248	253
Income taxes receivable	0	203
Other assets	640	368
Total assets	$42,131	$41,945
Liabilities and shareholders' equity:
Liabilities:
Employee benefit plans	$336	$340
Notes payable	7,579	7,456
Other liabilities	963	590
Total liabilities	8,878	8,386
Shareholders' equity:
Common stock of $.10 par value. In thousands: authorized 1,900,000 shares in 2021 and 2020; issued 1,352,739 shares in 2021 and 1,351,018 shares in 2020	135	135
Additional paid-in capital	2,529	2,410
Retained earnings	41,381	37,984
Accumulated other comprehensive income (loss):
Unrealized foreign currency translation gains (losses)	(2,013)	(1,109)
Unrealized gains (losses) on fixed maturity securities	9,602	10,361
Unrealized gains (losses) on derivatives	(30)	(34)
Pension liability adjustment	(166)	(284)
Treasury stock, at average cost	(18,185)	(15,904)
Total shareholders' equity	33,253	33,559
Total liabilities and shareholders' equity	$42,131	$41,945
(1)Eliminated in consolidation
See the accompanying Notes to Condensed Financial Statements.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Aflac Incorporated (Parent Only)
Condensed Statements of Cash Flows

	Years ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net earnings	$4,325	$4,778	$3,304
Adjustments to reconcile net earnings to net cash provided from operating activities:
Equity in earnings of subsidiaries(1)	(4,458)	(4,666)	(3,373)
Cash dividends received from subsidiaries	2,791	2,060	3,466
Other, net	408	(331)	(203)
Net cash provided (used) by operating activities	3,066	1,841	3,194
Cash flows from investing activities:
Fixed maturity securities sold	483	438	340
Fixed maturity securities purchased	(489)	(484)	(639)
Other investments sold (purchased)	(421)	(711)	(16)
Settlement of derivatives	135	4	22
Additional capitalization of subsidiaries(1)	(161)	(291)	(214)
Other, net	1	2	87
Net cash provided (used) by investing activities	(452)	(1,042)	(420)
Cash flows from financing activities:
Purchases of treasury stock	(2,301)	(1,537)	(1,627)
Proceeds from borrowings	1,153	1,545	347
Principal payments under debt obligations	(700)	(350)	0
Dividends paid to shareholders	(855)	(769)	(771)
Treasury stock reissued	26	34	49
Proceeds from exercise of stock options	17	12	29
Net change in amount due to/from subsidiaries(1)	43	(89)	(58)
Other, net	(26)	(27)	(2)
Net cash provided (used) by financing activities	(2,643)	(1,181)	(2,033)
Net change in cash and cash equivalents	(29)	(382)	741
Cash and cash equivalents, beginning of period	2,126	2,508	1,767
Cash and cash equivalents, end of period	$2,097	$2,126	$2,508
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
(A) Notes Payable
A summary of notes payable as of December 31 follows:

(In millions)	2021	2020
3.625% senior notes paid May 2021	$0	$698
3.625% senior notes due November 2024	748	747
3.25% senior notes due March 2025	448	448
1.125% senior sustainability notes due March 2026	397	0
2.875% senior notes due October 2026	298	298
3.60% senior notes due April 2030	991	990
6.90% senior notes due December 2039	221	221
6.45% senior notes due August 2040	255	254
4.00% senior notes due October 2046	394	394
4.750% senior notes due January 2049	541	541
Yen-denominated senior notes and subordinated debentures:
.300% senior notes due September 2025 (principal amount ¥12.4 billion)	107	119
.932% senior notes due January 2027 (principal amount ¥60.0 billion)	520	578
.500% senior notes due December 2029 (principal amount ¥12.6 billion)	109	121
.550% senior notes due March 2030 (principal amount ¥13.3 billion)	115	127
1.159% senior notes due October 2030 (principal amount ¥29.3 billion)	254	282
.633% senior notes due April 2031 (principal amount ¥30.0 billion)	259	0
.843% senior notes due December 2031 (principal amount ¥9.3 billion)	81	90
.750% senior notes due March 2032 (principal amount ¥20.7 billion)	179	198
.844% senior notes due April 2033 (principal amount ¥12.0 billion)	104	0
1.488% senior notes due October 2033 (principal amount ¥15.2 billion)	131	146
.934% senior notes due December 2034 (principal amount ¥9.8 billion)	85	94
.830% senior notes due March 2035 (principal amount ¥10.6 billion)	91	101
1.039% senior notes due April 2036 (principal amount ¥10.0 billion)	86	0
1.750% senior notes due October 2038 (principal amount ¥8.9 billion)	77	85
1.122% senior notes due December 2039 (principal amount ¥6.3 billion)	54	61
1.264% senior notes due April 2041 (principal amount ¥10.0 billion)	86	0
2.108% subordinated debentures due October 2047 (principal amount ¥60.0 billion)	517	575
1.560% senior notes due April 2051 (principal amount ¥20.0 billion)	172	0
Yen-denominated loans:
Variable interest rate loan due September 2026 (.41% in 2021 and .43% in 2020, principal amount ¥5.0 billion)	43	48
Variable interest rate loan due September 2029 (.56% in 2021 and .58% in 2020, principal amount ¥25.0 billion)	216	240
Total notes payable	$7,579	$7,456
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

The aggregate contractual maturities of notes payable during each of the years after December 31, 2021, are as follows:

(In millions)
2022	$0
2023	0
2024	750
2025	558
2026	743
Thereafter	5,586
Total	$7,637

For further information regarding notes payable, see Note 9 of the Notes to the Consolidated Financial Statements.
(B) Derivatives
At December 31, 2021, the Parent Company's outstanding freestanding derivative contracts were swaps, foreign currency forwards and options. The swaps are associated with its notes payable, consisting of cross-currency interest rate swaps, also referred to as foreign currency swaps, associated with the Parent Company's senior notes due in November 2024 and March 2025. The foreign currency forwards and options are designated as derivative hedges of the foreign currency exposure of the Company's net investment in Aflac Japan. The Parent Company does not use derivative financial instruments for trading purposes, nor does it engage in leveraged derivative transactions. For further information regarding these derivatives, see Notes 1, 4 and 9 of the Notes to the Consolidated Financial Statements.
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
(D) Dividend Restrictions

See Note 13 of the Notes to the Consolidated Financial Statements for information regarding dividend restrictions.
(E) Supplemental Disclosures of Cash Flow Information

(In millions)	2021	2020	2019
Interest paid	$213	$209	$189
Noncash financing activities:
Treasury stock issued for shareholder dividend reinvestment	32	29	30

SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
Aflac Incorporated and Subsidiaries
Years ended December 31,

(In millions)	Deferred Policy Acquisition Costs	Future Policy Benefits & Unpaid Policy Claims	Unearned Premiums	Other Policyholders' Funds
2021:
Aflac Japan	$6,233	$84,079	$2,469	$7,064
Aflac U.S.	3,292	11,798	111	8
All other	0	280	(4)	0
Intercompany eliminations	0	(733)	0	0
Total	$9,525	$95,424	$2,576	$7,072
2020:
Aflac Japan	$6,991	$91,829	$3,488	$7,811
Aflac U.S.	3,450	11,684	113	13
All other	0	278	(4)	0
Intercompany eliminations	0	(821)	0	0
Total	$10,441	$102,970	$3,597	$7,824
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
Years Ended December 31,

(In millions)	Net Earned Premiums	Net Investment Income	Benefits and Claims, net	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written
2021:
Aflac Japan	$11,853	$3,139	$7,963	$653	$2,555	$11,600
Aflac U.S.	5,614	752	2,447	517	2,048	5,537
All other	180	(73)	166	0	435	0
Total	$17,647	$3,818	$10,576	$1,170	$5,038	$17,137
2020:
Aflac Japan	$12,670	$2,856	$8,851	$644	$2,613	$12,312
Aflac U.S.	5,758	702	2,765	570	1,963	5,763
All other	194	80	180	0	402	0
Total	$18,622	$3,638	$11,796	$1,214	$4,978	$18,075
2019:
Aflac Japan	$12,772	$2,753	$8,877	$709	$2,465	$12,367
Aflac U.S.	5,808	720	2,871	573	1,834	5,813
All other	200	105	194	0	339	0
Total	$18,780	$3,578	$11,942	$1,282	$4,638	$18,180
Segment amounts may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV
REINSURANCE
Aflac Incorporated and Subsidiaries
Years Ended December 31,

(In millions)	Gross Amount	Ceded to Other Companies	Assumed from Other companies	Net Amount	Percentage of Amount Assumed to Net
2021:
Life insurance in force	$134,577	$7,199	$22,568	$149,946	15%
Premiums:
Health insurance	$14,913	$475	$253	$14,691	2%
Life insurance	2,944	29	41	2,956	1
Total earned premiums	$17,857	$504	$294	$17,647	2%
2020:
Life insurance in force	$148,801	$7,016	$20,662	$162,447	13%
Premiums:
Health insurance	$15,682	$526	$213	$15,369	1%
Life insurance	3,273	27	7	3,253	0
Total earned premiums	$18,955	$553	$220	$18,622	1%
2019:
Life insurance in force	$146,585	$6,592	$0	$139,993	0%
Premiums:
Health insurance	$15,657	$527	$205	$15,335	1%
Life insurance	3,465	20	0	3,445	0
Total earned premiums	$19,122	$547	$205	$18,780	1%
Premiums by type may not agree in total to the corresponding consolidated amounts due to rounding.
See the accompanying Report of Independent Registered Public Accounting Firm.

Item 16. Form 10-K Summary
ITEM 16. FORM 10-K SUMMARY
Not applicable.

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

Annualized Premiums in Force – The amount of gross premium that a policyholder must pay over a full year in order to keep coverage. The growth of net earned premiums (defined below) is directly affected by the change in premiums in force and by the change in weighted-average yen/dollar exchange rates.

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

Net Earned Premiums – is a financial measure that appears on the Company's Consolidated Statements of Earnings and in its segment reporting. This measure reflects collected or due premiums that have been earned ratably on policies in force during the reporting period, reduced by premiums that have been ceded to third parties and increased by premiums assumed through reinsurance.

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

Defined Terms

Throughout this Annual Report on Form 10-K, the Company may use abbreviations, acronyms and defined terms which are defined below.

ACA	Affordable Care Act
AFS	Available-for-Sale
ALM	Asset-Liability Matching
AOCI	Accumulated Other Comprehensive Income
APPI	Act on the Protection of Personal Information
ASC	Accounting Standards Codification
ASOP	Actuarial Standards of Practice
ASU	Accounting Standards Update
BoJ	Bank of Japan
CARES	Coronavirus, Aid, Relief, and Economic Security
CDS	Credit Default Swap
CML	Commercial Mortgage Loan
COBRA	Consolidated Omnibus Budget Reconciliation Act
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CSA	Credit Support Annex
DAC	Deferred Policy Acquisition Costs
DCF	Discounted Cash Flow
Dodd-Frank	Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DSCR	Debt Service Coverage Ratios
EPS	Earnings Per Share
FASB	Financial Accounting Standard Boards
FHLB	Federal Home Loan Bank of Atlanta
FIO	Federal Insurance Office
FSA	Japanese Financial Services Agency
GCC	Group Capital Calculation
GLBA	Gramm-Leach-Bliley Act of 1999
HIPAA	Health Insurance Portability and Accountability Act of 1996
HTM	Held-to-Maturity
ICS	Insurance Capital Standard
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association, Inc.
ISO	Incentive Stock Option
Japan Post Group	Japan Post Holdings, Japan Post Co. and Japan Post Insurance, collectively
Japan Post Holdings	Japan Post Holdings Co., Ltd.
Japan Post Co.	Japan Post Co. Ltd
Japan Post Insurance	Japan Post Insurance Co., Ltd.
JGB	Japan Government Bond
JPY	Japanese Yen
LIBOR	London Interbank Offered Rate
LIPPC	Life Insurance Policyholder Protection Corporation
LGD	Loss-Given-Default
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MML	Middle Market Loan
MOF	Ministry of Finance

NAIC	National Association of Insurance Commissioners
NDOI	Nebraska Department of Insurance
NOL	Net Operating Loss
NOLHGA	National Organization of Life and Health Guaranty Associations
NQSO	Non-qualifying Stock Option
NRSRO	Nationally Recognized Statistical Rating Organization
NYDFS	New York Department of Financial Services
OIS	Overnight Index Swap
OTC	Over-the-Counter
OTTI	Other-than-temporary Impairment
PCAOB	Public Company Accounting Oversight Board
PCD Financial Assets	Purchased Credit-Deteriorated Financial Assets
PCI Financial Assets	Purchased Credit-Impaired Financial Assets
PD	Probability-of-Default
PRM	Policy Reserve Matching
PSU	Performance-based restricted stock unit
RBC	Risk-Based Capital
ROE	Return on Equity
S&P 500	Standard & Poor's 500 Index
S&P Life and Health	Standard & Poor's Life and Health Insurance Index
SAP	Statutory Accounting Principles
SEC	Securities and Exchange Commission
SMI	Solvency Modernization Initiative
SMR	Solvency Margin Ratio
SOFR	Secured Overnight Financing Rate
TDR	Troubled Debt Restructuring
The Plan	Aflac Incorporated Long-Term Incentive Plan
TIBOR	Tokyo Interbank Market Rate
TRE	Transitional Real Estate Loan
TTM	Telegraphic Transfer Middle Rate
USD	U.S. Dollar
U.S. GAAP	U.S. Generally Accepted Accounting Principles
VIE	Variable Interest Entity

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aflac Incorporated
By:	/s/ Daniel P. Amos	February 23, 2022
(Daniel P. Amos)
Chief Executive Officer,
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel P. Amos	Chief Executive Officer,	February 23, 2022
(Daniel P. Amos)	Chairman of the Board of Directors

/s/ Max K. Brodén	Executive Vice President,	February 23, 2022
(Max K. Brodén)	Chief Financial Officer

/s/ June Howard	Senior Vice President, Financial Services;	February 23, 2022
(June Howard)	Chief Accounting Officer

/s/ W. Paul Bowers	Director	February 23, 2022
(W. Paul Bowers)

/s/ Toshihiko Fukuzawa	Director	February 23, 2022
(Toshihiko Fukuzawa)

/s/ Thomas J. Kenny	Director	February 23, 2022
(Thomas J. Kenny)

/s/ Georgette D. Kiser	Director	February 23, 2022
(Georgette D. Kiser)

/s/ Karole F. Lloyd	Director	February 23, 2022
(Karole F. Lloyd)

/s/ Nobuchika Mori	Director	February 23, 2022
(Nobuchika Mori)

/s/ Joseph L. Moskowitz	Director	February 23, 2022
(Joseph L. Moskowitz)

/s/ Barbara K. Rimer	Director	February 23, 2022
(Barbara K. Rimer)

/s/ Katherine T. Rohrer	Director	February 23, 2022
(Katherine T. Rohrer)

/s/ Melvin T. Stith	Director	February 23, 2022
(Melvin T. Stith)